Form 10-Q/A
period 1996-01-31
ROPER INDUSTRIES INC /DE/
filed 1996-06-14
CIK 882835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-Q/A
                                 AMENDMENT NO.1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended January 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------    ----------------------

                     Commission File Number   0-19818


                             ROPER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     51-0263969
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


         160 BEN BURTON ROAD
           BOGART, GEORGIA                                 30622
(Address of principal executive offices)                 (Zip Code)

                                 (706) 369-7170
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----       -----

The number of shares outstanding of the Registrant's common stock as of March 7, 1996 was 14,990,150.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

    11 (a)   Statement re Computation of Per Share Earnings- Primary

    11 (b)   Statement re Computation of Per Share Earnings- Fully- Diluted


b. Reports on Form 8-K (Amended from Item 6(b) of Report on Form 10-Q dated March 13, 1996.)

    In a Report on Form 8-K dated January 8, 1996, the Company reported its distribution to shareholders of record on January 31, 1996 of certain rights to purchase shares of a new class preferred stock under a Rights Agreement in the event of (i)certain accumulations of Company common stock, or (ii)certain change of control transactions proposed or commenced, without the approval of the Board of Directors. The Rights Agreement and a form of Certificate of Designation; Preferences and Rights of the new class of preferred stock were filed as exhibits to that Report on Form 8-K.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Report on Form 10-Q has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                                Title                Date
     ---------                                -----                ----

/s/ Derrick N. Key            President and Chief
- ------------------              Executive Officer              June 13, 1996
Derrick N. Key                                                 -------------




/s/ A. Donald O'Steen         Vice President and
- ---------------------           Chief Financial Officer        June 13, 1996
A. Donald O'Steen                                              -------------