Form 10-Q
period 1996-04-30
ROPER INDUSTRIES INC /DE/
filed 1996-06-14
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to                 .
                                         -----------------   ----------------

                  Commission File Number   0-19818

                      ROPER INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

            Delaware                                        51-0263969
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)



        160 Ben Burton Road
          Bogart, Georgia                                     30622
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
Yes   X            No
     ---               ---

The number of shares outstanding of the Registrant's common stock as of June 11, 1996 was 15,144,666.

         ROPER INDUSTRIES, INC.

         REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 1996

         TABLE OF CONTENTS



                                                                        Page

         PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements:

                   Condensed Consolidated Statements of Earnings          1

                   Condensed Consolidated Balance Sheets                  2

                   Condensed Consolidated Statements of Cash Flows        3

                   Notes to Condensed Consolidated Financial Statements   4

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  6


         PART II.  OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders   11

         Item 6.   Exhibits and Reports on Form 8-K                      12

         Signatures                                                      13

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                      Three Months ended    Six Months Ended
                                           April 30             April 30
                                      1996         1995     1996        1995
- ------------------------------------------------------------------------------
Net Sales                          $ 47,105     $ 39,822   $100,001   $ 74,233
Cost of sales                        24,605       20,143     48,501     36,696
- ------------------------------------------------------------------------------

Gross profit                         22,500       19,679     51,500     37,537

Selling, general and
  administrative expenses            13,726       12,623     29,167     25,171
- ------------------------------------------------------------------------------

Income from operations                8,774        7,056     22,333     12,366

Interest expense                        292          592        679        980
Other income                             19           34         92         70
- ------------------------------------------------------------------------------

Earnings before income taxes          8,501        6,498     21,746     11,456

Income taxes                          2,848        2,284      7,284      4,004
- ------------------------------------------------------------------------------

Net earnings                       $  5,653     $  4,214   $ 14,462    $ 7,452
==============================================================================

Per share data:

Earnings per common share (note 2) $   0.37    $   0.28    $   0.94   $  0.50
=============================================================================

Cash dividends per common share    $  0.075    $   0.05    $   0.15   $  0.10
=============================================================================

Weighted average common
shares outstanding                   15,434      15,067      15,364    15,040
=============================================================================


    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

                                                 April 30,       October 31,
ASSETS                                             1966             1995
- -----------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                        $  1,955         $  2,322
Receivable (note 3)                                37,279           38,853
Inventories (note 5)                               25,462           23,330
Other current assets                                1,357            2,063
- -------------------------------------------------------------------------------

Total current assets                               66,053           66,568
- -------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment                      48,316           45,583
Less:  accumulated depreciation                   (26,442)         (24,834)
- ------------------------------------------------------------------------------

Property, plant and equipment, net                 21,874           20,749
- ------------------------------------------------------------------------------

Intangibles and other assets, net                  66,949           68,228
- -------------------------------------------------------------------------------

TOTAL ASSETS                                     $154,876         $155,545
===============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                 $  8,150         $  7,690
Other current liabilities                          10,595           15,051
Income taxes payable                                2,186            4,959
- -------------------------------------------------------------------------------

Total current liabilities                          20,931           27,700
- -------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt                                     12,652           20,150
Other liabilities                                   2,436            2,100
- ------------------------------------------------------------------------------

Total liabilities                                  36,019           49,950
- ------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                         -                -
Common stock                                          150              149
Additional paid-in capital                         44,781           43,379
Retained earnings                                  73,926           62,067
- -------------------------------------------------------------------------------

Total stockholders' equity                        118,857          105,595
- -------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $154,876         $155,545
===============================================================================

       See accompanying notes to condensed consolidated financial statements

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                           Six Months Ended
                                                               April 30,
                                                          1996        1995
- ----------------------------------------------------------------------------

Net cash provided by operating
  activities                                            $ 12,643     $ 5,517
- ----------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of net assets of Uson, net of cash acquired         -     (12,002)
  Capital expenditures                                    (3,150)     (1,369)
  Other                                                      (32)          -
- ----------------------------------------------------------------------------

    Net cash used in investing activities                 (3,182)    (13,371)
- -----------------------------------------------------------------------------

Cash flows from financig activities:
  Proceeds from long-term debt                            19,953      21,700
  Pricipal payments on long-term debt                    (27,418)     (9,995)
  Decrease in bank overdraft                                (699)       (106)
  Dividends paid on common stock                          (2,248)     (1,485)
  Other                                                      688         208
- ----------------------------------------------------------------------------

    Net cash provided by (used in) financing activities   (9,724)     10,322
- ----------------------------------------------------------------------------

Effect of exchange rate changes on cash                     (104)         76

Net increase (decrease) in cash and
  cash equivalents                                          (367)      2,544
- -----------------------------------------------------------------------------

Cash and cash equivalents, beginning of period             2,322       2,023

Cash and cash equivalents, end of period                 $ 1,955     $ 4,567
=============================================================================


    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 1996 and 1995 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its wholly-owned subsidiaries ("the Company") for all periods presented.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2.   EARNINGS PER SHARE

Earnings per common share is calculated by dividing net earnings by the weighted average common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options. There is no difference between earnings per share on a primary or fully diluted basis.

3.   CONCENTRATION OF CREDIT RISK

At April 30,1996, the Company had approximately $9.0 million of trade receivables due from Gazprom, the Russian natural gas company, of which $2.4 million is classified as long term assets in the accompanying condensed consolidated balance sheet. Based on past credit experience with this customer, management believes that these receivables will be collected.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the six months ended April 30, 1996 and 1995 included interest of $671,000 and $730,000, respectively and income taxes of $9,250,000 and $4,934,000, respectively.

5.   INVENTORIES

Inventories are summarized below (in thousands):

                                                April 30,         October 31,
                                                  1996              1995
- -----------------------------------------------------------------------------

Raw materials                                   $ 12,702           $ 12,052
Work in process                                    7,103              6,218
Finished products                                  7,241              6,567
Less LIFO Reserve                                 (1,584)            (1,516)
- -----------------------------------------------------------------------------

    Total                                       $ 25,462           $ 23,330
=============================================================================


6. INDUSTRY SEGMENT

Sales and operating profit by industry segment are set forth in the following table (in thousands):

                              Three Months Ended          Six Months Ended
                                   April 30,                  April 30,
                          1996       1995    % Chg.    1996      1995     % Chg.
- -------------------------------------------------------------------------------

Net sales:
  Industrial Controls   $ 26,813   $ 21,859   22.7%   $ 59,946  $ 41,229   45.4%
  Fluid Handling          20,292     17,963   13.0%     40,055    33,004   21.4%
- --------------------------------------------------------------------------------

     Total              $ 47,105   $ 39,822   18.3%   $100,001  $ 74,233   34.7%
================================================================================

Gross profit:
  Industrial Controls   $ 13,542   $ 11,443   18.3%   $ 32,870  $ 22,300   47.4%
  Fluid Handling           8,958      8,236    8.8%     18,630    15,237   22.3%
- -------------------------------------------------------------------------------

    Total               $ 22,500   $ 19,679   14.3%   $ 51,500  $ 37,537   37.2%
===============================================================================

Operating profit (a):
  Industrial Controls   $  3,817   $  2,781   37.3%   $ 12,183  $  4,733  157.4%
  Fluid Handling           5,920      5,114   15.8%     12,223     9,308   31.3%
- -------------------------------------------------------------------------------

    Total               $  9,737   $  7,895   23.3%   $ 24,406  $ 14,041   73.8%
===============================================================================


  (a) Operating profit is before any allocation for corporate general and administrative expenses. Corporate general and administrative expenses were $963 for quarter ended April 30, 1996 and $839 for quarter ended April 30, 1995, and $2,073 and $1,675 for the six months ended April 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's latest Annual Report on Form 10-K.

1.   RESULTS OF OPERATIONS

     GENERAL

For the quarter ended April 30, 1996, the Company achieved increased net sales, net earnings and earnings per share. Operating results during the quarter reflect a 12% increase in core business sales (excluding sales to Gazprom) and the inclusion of recent acquisitions, Uson L.P. ("Uson"), acquired in March 1995, and Metrix Instrument Co. L.P. ("Metrix"), acquired in September 1995.



The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:


                                      Three Months ended    Six Months Ended
                                             April 30           April 30
                                      1996         1995     1996        1995
- ------------------------------------------------------------------------------
Sales                                 100.0%       100.0%   100.0%      100.0%
Cost of sales                          52.2%        50.6%    48.5%       49.4%
- ------------------------------------------------------------------------------

Gross profit                           47.8%        49.4%    51.5%       50.6%

Selling, general and
  administrative expenses              29.2%        31.7%    29.2%       33.9%
- -----------------------------------------------------------------------------

Income from operations                 18.6%        17.7%    22.3%       16.7%
Interest expense                        0.6%         1.5%     0.7%        1.3%
Other income                            0.0%         0.1%     0.1%        0.0%
- -----------------------------------------------------------------------------

Earnings before income taxes           18.0%        16.3%    21.7%       15.4%
Income taxes                            6.0%         5.7%     7.3%        5.4%
- -----------------------------------------------------------------------------

Net earnings                           12.0%        10.6%    14.4%       10.0%
=============================================================================


The profit margins for each segment are listed below as a percentage of net sales.

                                    Three Months Ended     Six Months Ended
                                          April 30,            April 30,
                                     1996        1995      1996        1995
- ----------------------------------------------------------------------------

Gross profit:
    Industrial Controls              50.5%       52.3%     54.8%       54.1%
    Fluid Handling                   44.2%       45.8%     46.5%       46.2%
- ----------------------------------------------------------------------------

Operating profit (a):
    Industrial Controls              14.2%       12.7%     20.3%       11.5%
    Fluid Handling                   29.2%       28.5%     30.5%       28.2%
- ----------------------------------------------------------------------------

(a)  Before allocation of corporate general and administrative expenses

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO 1995

Net sales totaled $47.1 million as compared to $39.8 million for the same period last year. The Industrial Controls segment experienced an increase in net sales totaling $5.0 million or 23%. Increased demand for core products and inclusion of the latest two acquisitions, Uson (acquired in March 1995) and Metrix (acquired in September 1995), were the principal factors affecting this segment. Net sales for the Fluid Handling segment increased by $2.3 million to $20.3 million, an increase of 13%. The majority of the increase occurred at Integrated Designs L.P., reflecting shipments on the strong order bookings in the most recent previous quarters.

Gross profit of $22.5 million in the second quarter of 1996 increased by $2.8 million from the same period last year. The gross margin declined to 47.8% as compared to 49.4% for 1995. The gross margin for the Industrial Controls segment declined from 52.3% to 50.5%, impacted by an unfavorable product mix, principally a higher percentage of lower margin outsourced products shipped to Gazprom. The gross margin for the Fluid Handling segment decreased to 44.2% versus 45.8% for 1995, reflective of product mix and lower sales volume at Roper Pump Company.

Selling, general and administrative expenses (S,G&A) increased by $1.1 million to $13.7 million, an increase of 9%. S,G&A as a percentage of net sales was 29.2% in 1996 and 31.7% in 1995. Inclusion of Uson and Metrix in the current quarter was the principal factor affecting S,G&A..

Income from operations increased by $1.7 million to $8.8 million, accompanied by an increase in the operating margin to 18.6% versus 17.7% in the prior year period. In the Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) increased by $1.0 million to $3.8 million or 14.2% of net sales, principally due to favorable operating leverage on the higher sales volume. For the Fluid Handling segment, operating profit (before allocation of corporate administrative expenses) increased by $.8 million to $5.9 million or 29.2% of net sales. Sales gains by Integrated Designs accounted for the majority of this increase.

Interest expense decreased by $.3 million, or 51%, principally due to a reduction in long-term debt outstanding. The Company's effective tax rate was 33.5% versus 35.1% for the same period last year. The decrease in the effective rate reflects an estimated higher tax benefit associated with foreign sales and a reduction in the state income tax burden.

Net earnings in the second quarter of 1996 were $5.7 million or $.37 per common share as compared to $4.2 million of $.28 per common share for 1995.

For the current year quarter, bookings decreased by 9% to $40.9 million (pro forma to include Uson and Metrix for 1995). The decrease in bookings largely reflect lower order activity at Integrated Designs. Sales order backlog was $38.6 million and $36.3 million at April 30, 1996 and 1995, respectively.

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO 1995

Net sales totaled $100.0 million as compared to $74.2 million for the same period last year. The Industrial Controls segment experienced an increase in net sales totaling $18.7 million or 45%. Increased shipments to Gazprom and inclusion of the latest two acquisitions, Uson and Metrix, were the principal factors affecting this segment. Net sales for the Fluid Handling segment increased by $7.1 million to $40.1 million, an increase of 21%, principally due to sales gains at Integrated Designs.

Gross profit of $51.5 million in 1996 increased by $14.0 million from the same period last year and the gross margin improved to 51.5%, up from 50.6% in 1995. Both business segments achieved slightly higher gross margins, with the improvement in the Industrial Controls segment being principally attributable to increased Gazprom shipments, while, the improvement in the Fluid Handling segment reflected the increasing contribution of Integrated Designs.

Selling, general and administrative expenses (S,G&A) increased by $4.0 million to $29.2 million, an increase of 16%. S,G&A as a percentage of net sales was 29.2% in 1996 and 33.9% in 1995. Inclusion of Uson and Metrix in the current year and higher commission costs were the principal factors affecting S,G&A.

Income from operations increased by $10.0 million to $22.3 million, accompanied by an increase in the operating margin to 22.3% versus 16.7% in the prior year period. Improvement in the operating margin largely reflects higher sales volume at Integrated Designs, increased sales to Gazprom, and favorable operating leverage achieved on the higher level of net sales. In the Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) increased by $7.5 million to $12.2 million or 20.3% of net sales, principally due to the increased shipments to Gazprom and inclusion of Uson and Metrix. For the Fluid Handling segment, operating profit (before allocation of corporate administrative expenses) increased by $2.9 million to $12.2 million or 30.5% of net sales. Sales gains by Integrated Designs accounted for the majority of this increase.

Interest expense decreased by $.3 million or 31%, due to a decrease in long-term debt outstanding. The Company's effective tax rate was 33.5% versus 35.0% for the same period last year. The decrease in the effective rate reflects an estimated higher tax benefit associated with foreign sales and a reduction in the state tax burden.

Net earnings for the first six months of 1996 were $14.5 million or $.94 per common share as compared to $7.5 million of $.50 per common share for 1995.

For the current year, bookings increased by 17% to $105.1 million (pro forma to include Uson and Metrix for 1995). Growth in bookings largely reflect a $15.1 million order received from Gazprom during the first quarter.


2.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $45.1 million at April 30, 1996 from $38.9 million at October 31, 1995, principally due to a decrease in other current liabilities. Other current liabilities reflect payments on year-end bonuses and commissions, and the issuance of Roper common shares, accrued for at fiscal year-end, under the incentive stock bonus plan. For the first six months, cash flow from operations was $12.6 million as compared to $5.5 million for the same period last year. The increase in cash flow from operations resulted from higher net earnings for the period. Capital expenditures totaled $3.2 million as compared to $1.4 million for the first half of last year. Fiscal 1996 included the addition of a large machining center in the Fluid Handling segment.

Total long-term debt decreased from $20.2 million at October 31, 1995 to $12.7 million. As of April 30, 1996, the Company had $40 million available under its revolving line of credit. Long-term debt to total capitalization was 9.6% at April 30, 1996 as compared to 16% at previous fiscal year-end.

In May 1996, Roper modified its principal bank credit agreement, raising the borrowing capacity to $100 million, up from $50 million, and obtaining more favorable financing terms. Also in May 1996, Roper completed the acquisitions of Fluid Metering, Inc. ("FMI"), by acquiring all its assets, and Gatan International, Inc. ("Gatan"), by acquiring all its capital stock. The purchase price for FMI consisted of $23.0 million paid in cash plus 124,026 shares of Roper common shares. The purchase price for Gatan was $50.3 million paid in cash. The cash payments to complete these acquisitions were financed under Roper's modified credit agreement, the outstanding balance under which was $82.7 million at May 31, 1996, as a result of which the Company's long-term debt to total capitalization ratio at that date increased to approximately 40.3%. These most recent acquisitions will be accounted for under the purchase method of accounting, and accordingly, the assets acquired and liabilities assumed will be recorded at their fair values. The results of operations of the acquired companies will be included subsequent to their respective dates of acquisition.

The Company believes that internally generated cash flow and the available unused line of credit will be adequate to finance normal operating requirements. However, the rate at which the Company can reduce its debt in the balance of fiscal 1996 and beyond (and reduce the associated interest expense) will be affected by both the financing of any new acquisitions and the receipt, timing and shipment of new orders from Gazprom. The Company continues to cooperate with Gazprom in arranging for financing of its business with the Company to facilitate a more even and predictable flow of future shipments, and Gazprom formally applied in the 1996 second quarter for U.S. Export Import Bank guarantee assistance for additional purchases from CCC over the next five years. However, all aspects of the Company's future business with Gazprom will continue to require the involvement of and cooperation of numerous managers at different authority levels within Gazprom and its affiliates, will be subject to numerous and unpredictable credit, financing and other business and political risks, and cannot be assured.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The 1996 Annual Meeting of Shareholders was conducted March 15, 1996 in Bogart, Georgia. All eleven directors serving at the time of the Annual Meeting were nominated for reelection and all were reelected. Additionally, the shareholders voted on proposed amendments to the Company's Certificate of Incorporation (i) to provide for a classified Board of directors and related matters, and (ii) to prohibit action by written consent of the shareholders.

11,781,467 of the 14,977,530 shares outstanding as of the record date were voted at the Annual Meeting. Of these, 2,187,841 shares were entitled to five votes per share and 9,593,626 shares were entitled to one vote per share. Votes were cast as follows:

                                                                                  BROKER
                                                                                  NON-
                                 FOR          AGAINST   WITHHELD   ABSTENTIONS    VOTES
                               ----------    --------  ----------  -----------    ------
1.   Directors

W. Lawrence Banks              20,479,357                 53,474
Luitpold von Braun             20,484,005                 48,826
Donald G. Calder               20,484,045                 48,786
John F. Fort, III              20,483,705                 49,126
E. Douglas Kenna               20,482,550                 50,281
Derrick N. Key                 20,483,845                 48,986
Dudley C. Mecum                20,484,045                 48,786
George L. Ohrstrom, Jr.        20,484,045                 48,786
George Graf Schall-Riaucour    20,484,045                 48,786
Eriberto R. Scocimara          20,484,005                 48,826
Christopher Wright             20,483,705                 49,126


2.  Amendments to Certifi-     14,909,474      3,497,344               13,191   2,112,822
cate Incorporation to provide
for classified Board of Direc-
tors and related matters.


3.  Amendments to Certifi-     14,348,272      3,965,680              106,057   2,112,822
cate of Incorporation to
prohibit action by written
consent of shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

    11 (a)   Statement re Computation of Per Share Earnings- Primary

    11 (b)   Statement re Computation of Per Share Earnings- Fully- Diluted

    27       FINANCIAL DATA SCHEDULE

b.  Reports on Form 8-K - None

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                       Title                           Date
     ---------                       -----                           ----

/s/ Derrick N. Key            President and Chief
- ------------------            Executive Officer                  June 14, 1996
Derrick N. Key                                                  --------------



/s/ A. Donald O'Steen         Vice President and
- ---------------------         Chief Financial Officer            June 14, 1996
A. Donald O'Steen                                                -------------

                                 EXHIBIT INDEX
                             TO REPORT ON FORM 10-Q

Number                 Exhibit
- ------                 -------

11(a)         Statement re Computation of Per Share
              Earnings - Primary

11(b)         Statement re Computation of Per Share
              Earnings - Fully - Diluted

27            FINANCIAL DATA SCHEDULE