Form 10-Q
period 1996-07-31
ROPER INDUSTRIES INC /DE/
filed 1996-09-12
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
       SECURITIES EXCHANGE ACT  OF  1934
           For the quarterly period ended July 31, 1996

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to          .
                                          ----------    ---------

                        Commission File Number 0-19818


                            ROPER INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                        51-0263969
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         160 Ben Burton Road
          Bogart, Georgia                                  30622
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

The number of shares outstanding of the Registrant's common stock as of September 10, 1996 was 15,153,586.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1996

TABLE OF CONTENTS



                                                                      Page
                                                                      ----

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Earnings                  1

         Condensed Consolidated Balance Sheets                          2

         Condensed Consolidated Statements of Cash Flows                3

         Notes to Condensed Consolidated Financial Statements           4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             12

          Signatures                                                   13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share data)

                                    Three Months Ended     Nine Months Ended
                                         July 31,              July 31,
                                      1996      1995        1996      1995
- --------------------------------------------------------------------------------
Net sales                           $ 59,947  $ 47,095   $ 159,948  $ 121,328
Cost of sales                         30,259    21,634      78,760     58,330
- --------------------------------------------------------------------------------

Gross profit                          29,688    25,461      81,188     62,998

Selling, general and
     administrative expenses          18,242    14,676      47,409     39,847
- --------------------------------------------------------------------------------

Income from operations                11,446    10,785      33,779     23,151

Interest expense                       1,099       519       1,778      1,499
Other income                              14        31         106        101
- --------------------------------------------------------------------------------

Earnings before income taxes          10,361    10,297      32,107     21,753

Income taxes                           3,372     3,629      10,656      7,633
- --------------------------------------------------------------------------------

Net earnings                        $  6,989  $  6,668   $  21,451  $  14,120
================================================================================

Per share data:
Earnings per common share (note 2)  $   0.45  $   0.44   $    1.39  $    0.94
================================================================================
Cash dividends per common share     $  0.075  $   0.05   $   0.225  $    0.15
================================================================================

Weighted average common
shares outstanding                    15,522    15,198      15,417     15,098
================================================================================



    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

                                                        July 31,   October 31,
ASSETS                                                   1996         1995
- --------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                              $     569  $   2,322
Receivables (note 3)                                      49,687     38,853
Inventories (note 5)                                      32,945     23,330
Other current assets                                       3,121      2,063
- --------------------------------------------------------------------------------

Total current assets                                      86,322     66,568
- --------------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment                             51,935     45,583
Less: accumulated depreciation                           (27,518)   (24,834)
- --------------------------------------------------------------------------------

Property, plant and equipment, net                        24,417     20,749
- --------------------------------------------------------------------------------


INTANGIBLES & OTHER ASSETS, NET                          134,389     68,228
- --------------------------------------------------------------------------------


TOTAL ASSETS                                           $ 245,128  $ 155,545
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                       $  10,608  $   7,690
Other current liabilities                                 16,343     15,051
Income taxes payable                                       1,118      4,959
- --------------------------------------------------------------------------------

Total current liabilities                                 28,069     27,700
- --------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt                                            82,597     20,150
Other liabilities                                          3,252      2,100
- --------------------------------------------------------------------------------

Total liabilities                                        113,918     49,950
- --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                -          -
Common stock                                                 151        149
Additional paid-in capital                                50,927     43,379
Retained earnings                                         80,132     62,067
- --------------------------------------------------------------------------------

Total stockholders' equity                               131,210    105,595
- --------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $245,128   $155,545
================================================================================

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                          Nine Months Ended
                                                               July 31,
                                                           1996        1995
- ------------------------------------------------------------------------------
Net cash provided by operating
     activities                                          $ 18,147    $  9,790
- ------------------------------------------------------------------------------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired     (74,718)    (12,002)
     Capital expenditures                                  (4,160)     (1,997)

- ------------------------------------------------------------------------------


        Net cash used in investing activities             (78,878)    (13,999)
- ------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                          75,702      27,257
     Principal payments on long-term debt                 (13,272)    (21,437)
     Decrease in bank overdraft                              (699)       (172)
     Dividends paid on common stock                        (3,385)     (2,231)
     Other                                                    670         419
- ------------------------------------------------------------------------------

        Net cash provided by financing activities          59,016       3,836
- ------------------------------------------------------------------------------

Effect of exchange rate changes on cash                       (38)        108

Net decrease in cash and cash
     equivalents                                           (1,753)       (265)
- ------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period              2,322       2,023

Cash and cash equivalents, end of period                 $    569    $  1,758
- ------------------------------------------------------------------------------


    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 1996 and 1995 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its wholly-owned subsidiaries ("the Company") for all periods presented.

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

3.   Concentration of Credit Risk

At July 31,1996, the Company had approximately $9.1 million of trade receivables due from Gazprom, the Russian natural gas company, of which $1.5 million is classified as long term assets in the accompanying condensed consolidated balance sheet. Subsequent to quarter end, the Company received another payment from Gazprom totaling $3.3 million. Based on past credit experience with this customer, management believes that these receivables will be collected.

4.   Supplemental Cash Flow Information

Cash payments for the nine months ended July 31, 1996 and 1995 included interest of $1,108,000 and $1,286,000, respectively and income taxes of $13,720,000 and $10,695,000, respectively.

Supplemental schedule of noncash investing and financing activities:
In connection with the businesses acquired, liabilities were assumed as follows:

                                            Nine Months Ended
                                                 July 31,
                                             1996        1995
                                            ------------------
         Fair value of assets acquired     $ 86,222    $ 14,925
         Cash paid for assets acquired      (75,702)    (12,435)
         Common stock issued                 (5,700)     (1,814)
         -------------------------------------------------------

         Total liabilities assumed         $  4,820    $    676
         -------------------------------------------------------

5.   Inventories

Inventories are summarized below (in thousands):


                                    July 31,          October 31,
                                      1996               1995
     -------------------------------------------------------------
     Raw materials and supplies   $  17,004          $  12,052
     Work in process                  9,851              6,218
     Finished products                7,745              6,576
     Less LIFO Reserve               (1,655)            (1,516)
     -------------------------------------------------------------

            Total                 $  32,945          $  23,330
     =============================================================

6.   Business Acquisitions

On May 22, 1996 the Company acquired Fluid Metering, Inc. ("FMI") which manufactures and sells low-flow, precision dispense pumps. The purchase price for the acquisition was approximately $30.2 million, consisting of (i) $23.0 million in cash, (ii) 124,026 shares of the Company's common stock valued at $5.7 million, (iii) $1,124,000 cash paid to FMI June 21, 1996 to fund the redemption of its outstanding debentures, and (iv) $400,000 in cash to be paid in equal installments on May 22, 1997 and 1998. The cash portion of the purchase price paid at closing was financed under the Company's existing credit agreement. The excess of the purchase price over the fair value of the net assets acquired of $27.2 million is being amortized over 30 years.

On May 31, 1996 the Company acquired Gatan International, Inc. (collectively with its subsidiaries referred to as "Gatan"), which designs, manufactures, and markets analytical systems and products used in the operation of transmission and scanning electron microscopes. The purchase price for the acquisition was approximately $49.3 million, net of cash acquired. The purchase price was financed under the Company's existing credit agreement. The excess of the purchase price over the fair value of the net assets acquired of $36.9 million is being amortized over 30 years.

These acquisitions were accounted for by the purchase method of accounting, and accordingly, the assets acquired and liabilities assumed were recorded at their fair values. The results of operations of the acquired companies were included subsequent to their respective dates of acquisition.


7. Industry Segment

Sales and operating profit by industry segment are set forth in the following table (in thousands):

                                          Three Months Ended                Nine Months Ended
                                                July 31,                         July 31,
                                        1996       1995      % Chg      1996        1995       % Chg
- ------------------------------------------------------------------------------------------------------
                                          (unaudited)                     (unaudited)
Net sales:
     Industrial Controls              $ 37,992   $ 26,577    43.0%   $  97,941   $  67,806     44.4%
     Fluid Handling                     21,955     20,518     7.0%      62,007      53,522     15.9%
- ------------------------------------------------------------------------------------------------------

             Total                    $ 59,947   $ 47,095    27.3%   $ 159,948   $ 121,328     31.8%
- ------------------------------------------------------------------------------------------------------

Gross profit:
     Industrial Controls              $ 20,574   $ 15,200    35.4%   $  53,444   $  37,500     42.5%
     Fluid Handling                      9,114     10,261   -11.2%      27,744      25,498      8.8%
- ------------------------------------------------------------------------------------------------------

             Total                    $ 29,688   $ 25,461    16.6%   $  81,188   $  62,998     28.9%
- ------------------------------------------------------------------------------------------------------
Operating profit (a):
     Industrial Controls              $  7,293   $  4,614    58.1%   $  19,476   $   9,347    108.4%
     Fluid Handling                      5,004      7,027   -28.8%      17,227      16,335      5.5%
- ------------------------------------------------------------------------------------------------------
             Total                    $ 12,297   $ 11,641     5.6%   $  36,703   $  25,682     42.9%
- ------------------------------------------------------------------------------------------------------

(a) Operating profit is before any allocation for corporate general and administrative expenses. Corporate general and administrative expenses were $851 for three months ended July 31, 1996 and $856 for three months ended July 31, 1995, and $2,924 and $2,531 for the nine months ended July 31, 1996 and 1995, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's latest Annual Report on Form 10-K.

1.   Results of operations

     General

For the current quarter and year-to-date, the Company achieved increased net sales, net earnings and earnings per share. These increases were due mainly to the inclusion of the three latest acquisitions, Metrix Instrument Co. L.P. ("Metrix"), acquired in September 1995, and Gatan and FMI, acquired in May 1996, and sales gains at most core businesses.

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                          Three Months Ended   Nine Months Ended
                                                July 31,            July 31,
                                           1996       1995      1996     1995
- --------------------------------------------------------------------------------

Sales                                      100.0%     100.0%    100.0%   100.0%
Cost of sales                               50.5%      45.9%     49.2%    48.1%
- --------------------------------------------------------------------------------

Gross profit                                49.5%      54.1%     50.8%    51.9%

Selling, general and
     administrative expenses                30.4%      31.2%     29.7%    32.9%
- --------------------------------------------------------------------------------

Income from operations                      19.1%      22.9%     21.1%    19.0%
Interest expense                             1.8%       1.1%      1.1%     1.2%
Other income                                 0.0%       0.1%      0.1%     0.1%
- --------------------------------------------------------------------------------

Earnings before income taxes                17.3%      21.9%     20.1%    17.9%
Income taxes                                 5.6%       7.7%      6.7%     6.3%
- --------------------------------------------------------------------------------

Net earnings                                11.7%      14.2%     13.4%    11.6%
- --------------------------------------------------------------------------------

The profit margins for each segment are listed below as a percentage of net sales.

                                Three Months Ended    Nine Months Ended
                                     July 31,             July 31,
                                1996         1995    1996         1995
- --------------------------------------------------------------------------

Gross profit:
     Industrial Controls        54.1%        57.2%   54.6%        55.3%
     Fluid Handling             41.5%        50.0%   44.7%        47.6%
- --------------------------------------------------------------------------

Operating profit (a):
     Industrial Controls        19.2%        17.4%   19.9%        13.8%
     Fluid Handling             22.8%        34.2%   27.8%        30.5%
- --------------------------------------------------------------------------

(a)  Before allocation of corporate general and administrative expenses

Three Months Ended July 31, 1996 Compared to 1995

Net sales totaled $59.9 million as compared to $47.1 million for the same period last year. The Industrial Controls segment experienced an increase in net sales totaling $11.4 million or 43%. Completion of several significant equipment and engineering projects at Compressor Controls Corporation and the inclusion of two recent acquisitions, Metrix (acquired in September 1995) and Gatan (acquired in May 1996) were the principal factors affecting this segment. Net sales for the Fluid Handling segment increased by $1.4 million to $22.0 million, an increase of 7%. Inclusion of FMI (acquired May 1996) offset a steep decline in sales volume at Integrated Designs LP (IDI), which was adversely affected by a slow-down in the semi-conductor capital equipment market.

Gross profit of $29.7 million in the third quarter of 1996 increased by $4.2 million from the same period last year. The gross margin declined to 49.5% as compared to 54.1% for 1995. The gross margin for the Industrial Controls segment declined slightly due to a less favorable product mix, principally a higher percentage of lower margin outsourced products shipped to Gazprom. The gross margin for the Fluid Handling segment decreased to 41.5% versus 50.0% for 1995, primarily due to lower margins at IDI caused by lower sales volumes, vendor price increases, and increased discounted sales to OEM's, and lower sales volumes at Roper Pump Company.

Selling, general and administrative expenses (S,G&A) increased by $3.6 million to $18.2 million, an increase of 24%. S,G&A as a percentage of net sales was 30.4% in 1996 and 31.2% in 1995. Inclusion of Metrix, FMI, and Gatan in the current quarter was the principal factor affecting S,G&A.

Income from operations increased by $0.7 million to $11.4 million, while operating margins decreased to 19.1% versus 22.9% in the prior year period. In the Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) increased by $2.7 million to $7.3 million or 19.2% of net sales, principally due to the inclusion of Metrix and Gatan and favorable operating leverage on the higher sales volume. For the Fluid Handling segment, operating profit (before allocation of corporate administrative expenses) decreased by $2.0 million to $5.0 million or 22.8% of net sales, principally due to lower operating results at IDI.

Interest expense increased by $0.6 million to $1.1 million, principally due to additional borrowings for the recent acquisitions. The Company's effective tax rate was 32.6% versus 35.2% for the same period last year. The decrease in the effective rate reflects an estimated higher tax benefit associated with foreign sales, a reduction in the state income tax burden, and increased tax credits related to research and experimentation costs.

Net earnings in the third quarter of 1996 were $7.0 million or $.45 per common share as compared to $6.7 million or $.44 per common share for 1995.

For the current year quarter, bookings decreased by 20% to $54.1 million (pro forma to include Metrix, FMI, and Gatan for 1995). The decrease in bookings largely reflect a $15.5 million order received from Gazprom in the prior year quarter. Excluding this order, bookings at core businesses increased by 4%. Sales order backlog was $51.0 million and $46.6 million at July 31, 1996 and 1995, respectively.

Nine Months Ended July 31, 1996 Compared to 1995

Net sales totaled $159.9 million as compared to $121.3 million for the same period last year. The Industrial Controls segment experienced an increase in net sales totaling $30.1 million or 44.4%. Increased shipments to Gazprom, inclusion of recent acquisitions, and sales gains at all of the remaining companies accounted for the increase in this segment. Net sales for the Fluid Handling segment increased by $8.5 million to $62.0 million, an increase of 16%, principally due to sales gains at IDI, occurring early in the fiscal year, and the inclusion of FMI.

Gross profit of $81.2 million in 1996 increased by $18.2 million from the same period last year, while the gross margin fell to 50.8% from 51.9% 1995. Both business segments experienced slightly lower gross margins, with the decline in the Industrial Controls segment being principally attributable to less favorable product mix, while, the decline in the Fluid Handling segment largely occurred at IDI. IDI's lower gross margin was primarily caused by three factors: (i) increasing concentration of sales to OEM's and (ii) higher field service engineering costs to support business growth, and (iii) price pressures from suppliers.

Selling, general and administrative expenses (S,G&A) increased by $7.6 million to $47.4 million, an increase of 19%. S,G&A as a percentage of net sales was 29.7% in 1996 and

32.9% in 1995. Inclusion of recent acquisitions and higher commission costs from a changed mix of sales were the principal factors affecting S,G&A.

Income from operations increased by $10.6 million to $33.8 million, accompanied by an increase in the operating margin to 21.1% versus 19.0% in the prior year period. In the Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) increased by $10.1 million to $19.5 million or 19.9% of net sales, principally due to the increased shipments to Gazprom, inclusion of recent acquisitions, and sales gains in most core businesses. For the Fluid Handling segment, operating profit (before allocation of corporate administrative expenses) increased by $.9 million to $17.2 million or 27.8% of net sales. Sales gains by Integrated Designs and inclusion of FMI accounted for the majority of this increase.

Interest expense increased by $0.3 million or 19%, due to additional borrowing to finance the recent acquisitions. The Company's effective tax rate was 33.2% versus 35.1% for the same period last year. The decrease in the effective rate reflects an estimated higher tax benefit associated with foreign sales and a reduction in the state tax burden.

Net earnings for the first nine months of 1996 were $21.5 million or $1.39 per common share as compared to $14.1 million of $.94 per common share for 1995.

For the current year, bookings totaled $157.8 million and were comparable with the prior year period (pro forma to include Metrix, FMI, and Gatan for 1995).


2.  Financial Condition, Liquidity and Capital Resources

Working capital increased to $58.3 million at July 31, 1996 from $38.9 million at October 31, 1995. The acquisitions of FMI and Gatan contributed $10.2 million to the increase in working capital. The balance of the change is principally due to an increase in accounts receivable and a reduction in income taxes payable. The increase in accounts receivable was comparable with the growth in net sales. For the first nine months, cash flow from operations was $18.1 million as compared to $9.8 million for the same period last year. The increase in cash flow from operations resulted from higher net earnings for the period. Capital expenditures totaled $4.2 million as compared to $2.0 million for the nine months ended July 31, 1995. Fiscal 1996 included the addition of a large machining center in the Fluid Handling segment.

In May 1996, Roper modified its principal bank credit agreement, raising the borrowing capacity to $100 million, up from $50 million, and obtained more favorable financing terms. Total long-term debt increased from $20.2 million at October 31, 1995 to $82.6 million. This increase in long-term debt resulted from financing the acquisitions of FMI and Gatan, totaling $74.7 million. As of July 31, 1996, the Company had $19.9 million available under its revolving line of credit. Long-term debt to total capitalization was 38.6% at July 31, 1996 as compared to 16.0% at previous fiscal year-end. The increase in intangible assets reflects the goodwill, totaling $64.1 million, recorded from the acquisitions of FMI and Gatan, and other intangible assets acquired at Gatan totaling $3.7 million.

The Company believes that internally generated cash flow and the available unused line of credit will be adequate to finance normal operating requirements. However, the rate at which the Company can reduce its debt in the balance of fiscal 1996 and beyond (and reduce the associated interest expense) will be affected by both the financing of any new acquisitions and the receipt, timing and shipments of new orders from Gazprom. The Company continues to cooperate with Gazprom in arranging for financing of its business with the Company to
facilitate a more even and predictable flow of future shipments.   Gazprom
formally applied in the 1996 second quarter for U.S. Export Import Bank guarantee assistance for additional purchases from CCC over the next five years, and following the third quarter's close, the Bank preliminarily approved the application and referred it for Congressional review as required by law. However, availability of this financing still requires the Bank's final commitment and mutually satisfactory documentation. Every aspect of the Company's future business with Gazprom will continue to require the involvement of and cooperation of numerous managers at different authority levels within Gazprom and its affiliates. This business will continue to be subject to unpredictable credit, financing and other business and political risks, and cannot be assured.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K


a.  Exhibits

  * 3.1  Amended and Restated Certificate of Incorporation.

  * 3.2 Amended and Restated By-Laws.

  * 4.1 Second Amended and Restated Credit Agreement dated May 8, 1996, by and between Roper Industries, Inc. and NationsBank, N.A. (South) as initial lender and agent.

 ** 4.2  First Modification of Second Amended and Restated Credit Agreement

    11(a) Statement re Computation of Per Share Earnings- Primary

    11(b) Statement re Computation of Per Share Earnings- Fully- Diluted

     27  Financial Data Schedule


b.  Reports on Form 8-K

     (i) Report on Form 8-K dated June 5, 1996 and filed June 6, 1996, reporting under Item 2 thereof the Company's May 22, 1996, acquisition of Fluid Metering, Inc., but excluding the report of financial statements under Item 7 thereof, which financial statements were subsequent provided in the Company's Report on Form 8-K/A dated August 1, 1996 and filed August 2, 1996.

     (ii) Report on Form 8-K dated June 13, 1996 and filed June 14, 1996 reporting under Item 2 thereof the Company's May 31, 1996 acquisition of Gatan International, Inc., but excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in the Company's Report on Form 8-K/A dated and filed August 12, 1996.

- -------------------------------------

* Incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated June 5, 1996 and filed June 6, 1996.

** Incorporated herein by reference to Roper Industries, Inc. Report on Form 8-K/A dated August 1, 1996 and filed August 2, 1996.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Reference source not found.



  Signature                     Title                        Date
  ---------                     -----                        ----

/s/ Derrick N. Key           President and Chief
- ----------------------       Executive Officer            September 11, 1996
Derrick N. Key                                            -------------------




/s/ Martin S. Headley        Vice President and
- ----------------------       Chief Financial Officer      September 11, 1996
Martin S. Headley                                         ------------------

                                 EXHIBIT INDEX
                            TO REPORT ON FORM 10-Q

Number                   Exhibit
- ------                   -------

3.1 Amended and Restated Certificate of Incorporation, included as Exhibit 3.1 in the June 5, 1996 Roper Industries, Inc. Report on Form 8-K filed June 6, 1996, and incorporated herein by this reference.

3.2 Amended and Restated By-Laws, included as Exhibit 3.2 in the June 5, 1996 Roper Industries, Inc. Report on Form 8-K filed June 6, 1996, and incorporated herein by this reference.

4.1 Second Amended and Restated Credit Agreement dated May 8, 1996, by and between Roper industries, Inc. and NationsBank, N.A. (South) as initial lender and as agent, included as Exhibit 4 in the June 5, 1996 Roper Industries, Inc. Report on Form 8-K filed June 6, 1996, and incorporated herein by this reference.

4.2 First Modification of Second Amended and Restated Credit Agreement, included as Exhibit 4.2 in the August 1, 1996 Roper Industries, Inc. Report on Form 8-K/A filed on August 2, 1996, and incorporated herein by this reference.

11(a)                    Statement re Computation of Per Share
                         Earnings - Primary

11(b)                    Statement re Computation of Per Share
                         Earnings - Fully - Diluted

27                       Financial Data Schedule


                                       a