Form 10-K
period 1996-10-31
ROPER INDUSTRIES INC /DE/
filed 1997-01-09
CIK 882835

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 0-19818

                            ROPER INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)

                               ----------------

               DELAWARE                              51-0263969
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                               ----------------

                              160 BEN BURTON ROAD
                             BOGART, GEORGIA 30622
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (706) 369-7170

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                    ON WHICH REGISTERED
                  -------------------                   ---------------------
              Common Stock, $.01 Par Value             New York Stock Exchange
            Preferred Stock Purchase Rights
      with respect to Common Stock, $.01 Par Value     New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, as of December 27, 1996: $595,247,681

  Number of shares of Registrant's Common Stock as of December 27, 1996:
15,165,546

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on February 14, 1997, are incorporated by reference into Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

     Roper Industries, Inc. ("Roper" or the "Company") designs, manufactures and distributes specialty industrial products worldwide, serving selected segments of a broad range of markets within the oil and gas, petro-chemical, power generation, semiconductor, automotive, marine, medical, academic research, transportation, agricultural/irrigation, municipal waste water treatment, material science and other industries. Prior to November 1, 1996 the Company's businesses were grouped into two segments, but they are now grouped into three
segments.   All financial information provided for fiscal year 1996 and 1995 in this report reflects the three segments, unless otherwise indicated. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     The Industrial Controls segment's products are manufactured and distributed by Amot Controls Corporation, Richmond, California ("Amot U.S.") and its U.K. affiliate, Amot Controls Ltd., Bury St. Edmunds, England ("Amot U.K.") (Amot U.S. and Amot U.K. are collectively referred to as "Amot"), Compressor Controls Corporation, Des Moines, Iowa ("CCC") and Metrix Instrument Co., L.P., Houston, Texas ("Metrix").

     The Fluid Handling segment's products are manufactured and distributed by the Roper Pump Company, Commerce, Georgia ("Roper Pump"), Cornell Pump Manufacturing Corporation, Portland, Oregon ("Cornell Pump"), Integrated Designs L.P., Dallas, Texas ("Integrated Designs"), and Fluid Metering, Inc., Oyster Bay, New York ("FMI").

     The Analytical Instrumentation segment's products are manufactured and distributed by Instrumentation Scientifique de Laboratoire-ISL, S.A., Verson France ("ISL") and Uson L.P., Houston, Texas ("Uson"), previously reported in the Industrial Controls segment, and Gatan International, Inc., Pleasanton, California ("Gatan").

     Roper pursues consistent and sustainable growth in sales and earnings by operating and acquiring businesses which manufacture and sell high value-added, highly engineered industrial products and which are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs, and (iv) acquisition of similar businesses.

     MARKET SHARE, MARKET EXPANSION AND PRODUCT DEVELOPMENT.   The Company's
attention to market share and expansion--with particular emphasis on international markets and increasing original equipment manufacturing ("OEM") business--and new product development was evident in fiscal 1996. In the Industrial Controls segment the groundwork laid over the past four years in supplying turbomachinery controls for a multi-year pipeline retrofit project to Russian Gazprom, led to $5 million in pipeline retrofit sales to the Ukranian Gazprom and the first new equipment OEM sales in the CIS region. Elsewhere, turbomachinery control system sales in Europe and the Middle East increased by 38% and 35%, respectively, and sales to Africa quadrupled, due largely to a large Algerian project. Bookings were up nearly 40% in Australasia where gains
in India and Australia stood out.   Amot achieved its first direct control panel
business in Japan and its first significant sales to the marine industries in China and Korea, traditionally difficult markets to penetrate.

     In the Fluid Handling segment, the Company strengthened its position during the year as the leading manufacturer of gas turbine flow dividers for the power generation industry by producing, upon customer request, 14 special-application versions, twice the number requested in 1995. Centrifugal pumps, principally for agricultural use, were up over 50% in Latin America, signaling significant future growth opportunities for those products in that region.

     The Company's Integrated Dispense System ("IDS") manufactured by its Integrated Designs unit for the semiconductor industry was selected by a leading Japanese OEM as a standard option on its U.S.- bound track systems, and IDS business in all of Asia nearly quadrupled in 1996 to 18% of worldwide IDS sales. Efforts to lay the groundwork for significant penetration of European markets continued. Integrated Designs introduced at the end of the year a single-point, variable-rate IDS which could make a significant contribution to its future operating results beginning in 1997.

     INTERNATIONAL SALES. Sales outside the United States continue to play an important part in the Company's overall operating results, particularly for the U.S.-based businesses. In fiscal 1996, 1995 and 1994, the Company's net sales outside the U.S. were 48%, 43% and 52% respectively, of total net sales. CCC's international sales accounted for 43% of 1996 sales compared to 43% in 1995 and 65% in 1994, the latter two years of which reflected a reduction in the rate of sales to Gazprom while it was pursuing external financing for additional purchases.

     GROWTH THROUGH ACQUISITIONS. Roper has nearly quadrupled its annual sales since 1992, largely as a result of a disciplined acquisition strategy. The May 1996 purchases of FMI and Gatan represent the Company's largest incremental growth in sales through acquisitions in a single year, its further penetration of the medical industry and its first penetration of the academic research industry. They bring to seven the number of businesses acquired during this period which, collectively, accounted for 60% of 1996 net sales (excluding seven months of FMI and Gatan results). FMI and Gatan were acquired for cash principally from borrowings, the repayment of which from the Company's available
cash flow as rapidly as possible will continue.    The Company, whose debt under
a revolving line of credit was $67.2 million at fiscal year-end (32% of total capitalization), believes it is well positioned for additional acquisitions.

INDUSTRIAL CONTROLS SEGMENT

     The Industrial Controls segment's net sales, operating profit (before allocation of corporate administrative costs and associated identifiable assets for each of the three most recent fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     INDUSTRIAL MACHINERY VALVES CONTROLS. The Company manufactures a variety of valves, controls and monitoring instruments used primarily on engines and other large industrial machinery, including: (i) self-actuating thermostatic and remote-sensing valves, (ii) vibration monitoring instruments, (iii) pneumatic/mechanical monitoring and shut-down controls utilizing pressure, temperature and vibration sensors, many of which are designed for use in hazardous, explosive or rugged environments and are designated "intrinsically safe" (explosion-proof) by government and industry standards, (iv) custom-built electronic and pneumatic machinery control panels for use in power generation, petrochemical processing, and marine applications, often in hazardous area installations, and (v) microprocessor-based electronic control systems and products which provide complete control of turbomachinery trains, monitoring and shut-down of diesel engines, and reciprocating compressors.

     The following chart shows the breakdown by sales market for fiscal 1996 for the Industrial Controls segment:


                           [Pie Chart Appears Here]



     BACKLOG. The Industrial Controls segment generally ships standard products within two weeks of receipt of order, although shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. The Company enters into blanket purchase orders for the manufacture of products for certain OEMs and end-users over periods of time specified by such customers. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled approximately $19.0 million as of October 31, 1996, compared to approximately $19.1 million as of October 31, 1995.

     DISTRIBUTION AND SALES. AMOT and Metrix principally utilize manufacturer's representatives in the United States, stocking distributors in Canada and South America and a network of distributors and industrial machinery OEMs, as well as direct sales to end-users, in Europe and elsewhere.

     CCC operates direct sales offices in Des Moines, Iowa; Houston, Texas; Baton Rouge, Louisiana; Amsterdam, The Netherlands; Birmingham, England; and Moscow, Russia, all of which are supplemented by manufacturer's representatives. Additionally, Honeywell Inc.'s industrial automation business represents CCC in selected countries in Europe, the Middle East and Africa.

     CUSTOMERS. Each of the companies in the Industrial Controls segment sells to a variety of customers worldwide. 1996 was the fourth consecutive year during which a substantial portion of CCC's sales were to Russian Gazprom under an agreement for the supply of turbomachinery control systems and engineering services in connection with a pipeline system retrofit project which is expected to continue for at least another five years. Russian Gazprom was the largest single customer in this segment for the year, contributing approximately 19% of segment sales. To facilitate future purchases of CCC's control systems for this project, Russian Gazprom has applied for U.S. Export-Import Bank ("Ex-Im Bank") guaranteed bank financing and has entered into a $151 million export contract with CCC based on the availability of such financing. The Ex-Im Bank agreed in November 1994 to make available to Russian Gazprom guarantees for a line of credit to finance future U.S. exports, including CCC control systems. In September 1996, the Ex-Im Bank issued to Russian Gazprom a commitment to guarantee up to 85% of the value of CCC's export contract, subject to execution of final transaction documentation and satisfaction of certain conditions.

     If and when Ex-Im Bank supported financing is made available to Russian Gazprom, the Company's business with that customer is expected to increase and become more even for the next several years. However, the timing of additional Russian Gazprom orders and shipments for that project will continue to be affected by a host of other factors. These include weather, Russian Gazprom's own involvement in installation and start-up and political developments in Russia, all of which could greatly influence the pace of the project and which are beyond CCC's control. Thus, this business will remain unpredictable and
cannot be assured.   However, if such financing becomes available, the
contributions of Russian Gazprom to the segment's overall results could increase in fiscal 1997.

FLUID HANDLING SEGMENT

     The Fluid Handling segment's net sales, operating profit (before allocation of corporate administrative costs) and associated identifiable assets for each of the three most recent fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     GENERAL INDUSTRIAL PUMPS. The Company manufactures a variety of general industrial pumps including (i) rotary gear pumps which operate on the principle of two gears intermeshing and are primarily used for pumping particle-free viscous liquids such as oil and certain fluid products, (ii) specialty rotary gear pumps such as lubricating oil pumps for diesel engines and fuel distribution devices, (iii) progressing cavity pumps whose pumping elements consist of a steel rotor within an elastomeric stator and which is used primarily for handling viscous liquids with suspended solids and abrasive material and is the basis for the Company's "mud motor" used in the oil and gas industry for horizontal drilling (iv) centrifugal pumps which are primarily non-submersible end suction, single stage pumps used for pumping water and other low-viscosity liquids in agricultural, industrial and municipal applications, and (v) piston-type metering pumps able to handle most types of chemicals and fluids within low-flow applications and used principally in the medical diagnostics, chemical processing, food processing and agricultural industries.

     INTEGRATED DISPENSE SYSTEMS. The Company's microprocessor-based Integrated Dispense System ("IDS") is used principally in the semiconductor industry to dispense chemicals in precise and repeatable amounts at from up to three points in the wafer fabrication process. These highly reliable dispense units incorporate no mechanical displacement, but utilize the application of electronically regulated vacuum pressure.

Those classes of products of the Fluid Handling segment which accounted for as much as 10% of the Company's consolidated net sales in any of the last three fiscal years are as follows (in thousands):

                                Year Ended October 31,
                               -----------------------
                                  1996    1995    1994
                               -------  ------  ------
General industrial pumps       $58,451  50,615  47,949
Integrated dispense systems     27,643  23,358   8,721
---------------------------

     The following chart shows the breakdown of Fluid Handling segment sales by market for for fiscal 1996:


                           [Pie Chart Appears Here]


     BACKLOG. The Fluid Handling segment also generally ships standard products within two weeks of receipt of order, although shipment of FMI blanket order and other orders for specialty products may vary according to the complexity of the product and availability of the required components. FMI offers same- or next-day shipment on catalog or regular distributor orders. Integrated Designs operates on a "build-to-order" basis to minimize inventory levels and shipments typically occur within six to ten weeks following receipt of order. The company also enters into blanket purchase orders for the manufacture of products for certain OEMs and other end-users over periods of time specified by such customers. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled approximately $19.6 million as of October 31, 1996, compared to approximately $13.2 million as of October 31, 1995.

     DISTRIBUTION AND SALES. While Integrated Designs sells directly to customers through regional representatives, most other sales in this segment are made through stocking and non-stocking distributors, as well as directly to OEMs. Certain products such as centrifugal pumps are sold to non-stocking distributors on a "build-to-order" basis.

     CUSTOMERS. Roper Pump and Cornell Pump products are widely distributed to customers in both domestic and international markets. Historically, most of Integrated Designs' sales have been to U.S.-based semiconductor manufacturers, with a majority of sales concentrated among a few customers. Its single largest customer in 1996 contributed approximately 10% to the segment's sales, and approximately 70% of Integrated Designs' 1996 sales were attributable to three customers. Integrated Designs' sales are usually concentrated among relatively few customers, depending on who in the industry is undertaking new facility fabrications and facility upgrades in a particular year. As a result of FMI's successful OEM initiatives in recent years and existing blanket purchase orders, approximately 60% of its 1996 (five months) sales were to three customers, one of which contributed nearly 50% of its sales. The contribution of this OEM business to FMI's sales is customary and is expected to continue or increase.

ANALYTICAL  INSTRUMENTATION SEGMENT

The Analytical Instrumentation segment's net sales, operating profit (before allocation of corporate administrative costs) and associated identifiable assets for each of the three most recent fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     INDUSTRIAL TESTING AND ANALYSIS PRODUCTS. The Company manufactures and sells automated and manual test equipment to determine certain characteristics of petroleum products, such as flashpoint, viscosity and distillation, products and systems to determine leaks and completeness of assemblies and sub-assemblies in the automotive, medical and consumer products industries. The Company also supplies specimen preparation and handling equipment for use on electron microscopes as well as accessories which enhance the imaging capability of electron microscopes by providing high resolution digital images as well as spectra information. These products are incorporated into OEM equipment and also sold as a retrofit for microscopes currently in use within the academic, government research, electronics, and material sciences end-user markets.

     The following chart shows the breakdown of the Analytical Instrumentation segment sales by market for fiscal 1996:


                           [Pie Chart Appears Here]



     BACKLOG.   The Analytical Instrumentation segment generally ships standard products within two weeks of receipt of order, while specialty products require additional time to ship depending on manufacturing complexity and availability of component parts. Blanket purchase orders are placed by certain OEMs and end-users which specify certain quantities of products over certain periods of time. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled approximately $17.2 million as of October 31, 1996, compared to approximately $4.1 million as of October 31, 1995. On a pro forma basis, backlog increased 28% at October 31, 1996 compared to October 31, 1995.

     DISTRIBUTION AND SALES. Uson principally utilizes manufacturer representatives in the U.S., a sales office in the U.K. and agents worldwide. ISL sells directly to customers in France, and to certain OEMs elsewhere. It has sales offices in Houston, Texas; Rio de Janeiro, Brazil; Rotherham, England and Moscow, Russia. Gatan services direct sales with its major OEMs and end-users using its sales offices in Pleasanton, California; Munich, Germany; Corby, England and Tokyo, Japan, with a combination of agents and distributors covering other market sales.

     CUSTOMERS. Each of the companies in the Analytical Instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive and microscopy industries having multi-sites and operations globally.

MATERIALS AND SUPPLIERS

     All materials and supplies used by the Company are readily available from numerous sources and suppliers throughout the world which are believed adequate for the Company's needs.

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATION

     The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on the Company in the future. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. The Company's foreign operations are also subject to various requirements governing environmental protection.

     The Company is subject to various Federal, state and local laws and foreign laws affecting its businesses, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate the Company's contractual relationships with its distributors and manufacturer's representatives, some of which impose substantive standards on these relationships.

COMPETITION

     The Company has significant competition from a limited number of competitors in each of its markets. No single competitor competes with the Company over a significant number of product lines.

PATENTS AND TRADEMARKS

     The Company owns the rights under a number of patents and trademarks relating to its products and businesses. While it believes that none of its companies is dependent on intellectual property rights, the product development and market activities of CCC, Integrated Designs, Gatan, and FMI have been planned and conducted in conjunction with continuing patent strategies to a greater extent than the other companies. CCC has been granted a series of U.S. and associated foreign patents and over 90% of 1996 sales of CCC-manufactured products was of equipment which incorporated innovations that are the subject of two patents expiring in 2004 and 2007, respectively. At the end of 1996, CCC had seven applications for new U.S. patents pending.

     Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its IDS which accounted for virtually all of 1996 sales. The U.S. patent will expire in 2011. Related patent applications are pending in Japan and Korea.

     While the Company considers patents, trademarks and tradenames important to operations, the Company does not believe it is dependent on any single patent or trademark or group of patents or trademarks.

RESEARCH AND DEVELOPMENT

     The Company conducts applied research and development to improve the quality and performance of its products and to develop new products. Research and development performed by the Company often includes extensive field testing of the Company's products. The Company expended approximately $8.7 million, $5.9 million, and $4.6 million in 1996, 1995, and 1994, respectively, on research and development. As of October 31, 1996, the Company has 138 employees, or approximately 9% of its total workforce, engaged wholly or partly in activities relating to research and development.

EMPLOYEES

     As of October 31, 1996, the Company had 1,322 employees in total, of whom 1,049 were located in the U. S.

     Amot's 52 U.S. shop employees are represented by the International Association of Machinists. Their collective bargaining agreements have been traditionally negotiated for three-year periods, although the current agreement completed in November 1995, runs until November 1999. 26 Amot U.K. employees subscribe to membership in two unions, the Manufacturing, Science and Finance Union and the Transport and General Workers Union. All other Company employees are non-union.

     Management believes that relations between its employees and the Company are excellent and is not aware of any circumstance which is likely to result in a work stoppage.

FORWARD-LOOKING INFORMATION

     The information provided above and elsewhere in this Annual Report on Form 10-K, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. They include, but are not limited to, changes in market conditions, the relative significance of several large, key customers, and the availability of external financing to Russian Gazprom and other customers in the CIS/Eastern European region. There is no assurance that these risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition, or financial results.

ITEM 2.  PROPERTIES

     Roper's corporate offices, consisting of 9,500 square feet of leased space, are located in Bogart, Georgia, which is adjacent to Athens, Georgia. Each operating company is based at and conducts its principal operations from a single location which may compromise one or more buildings, with the exception of Pleasanton, California-based Gatan, whose manufacturing facility is in Pittsburgh, Pennsylvania. The other principal properties are as follows:

                  Type of       Owned       Leased
  Location       Property      (sq.ft.)    (sq.ft.)      Industry Segment
  --------       --------      --------    --------      ----------------
Tempe, AZ        Office                      2,500     Analytical Instrumentation
Pleasanton, CA   Office                     29,000     Analytical Instrumentation
Richmond, CA     Office/Mfg.     70,000                Industrial Controls
Verson, FR       Office/Mfg.                23,000     Analytical Instrumentation
Commerce, GA     Office/Mfg.    150,000                Fluid Handling
Des Moines, IA   Office/Mfg.                62,600     Industrial Controls
Oyster Bay, NY   Office                     15,000     Fluid Handling
Portland, OR     Office/Mfg.                55,000     Fluid Handling
Warrendale, PA   Mfg.                       24,500     Analytical Instrumentation
Dallas, TX       Office/Mfg.                22,000     Fluid Handling
Houston, TX      Office/Mfg.     16,000                Industrial Controls
Houston, TX      Office/Mfg.                16,800     Analytical Instrumentation
Bury St.
 Edmunds, U.K.   Office/Mfg.     77,000                Industrial Controls
                                -------    -------
    Totals                      313,000    250,400

     The Company's properties serve as collateral for certain of its indebtedness. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition, Liquidity and Capital Resources."

     The Company considers each facility to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated manufacturing requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits involving product liability and other matters, none of which, the Company believes, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matter was submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's single class of common stock issued and outstanding traded under the symbol "ROPR" on the NASDAQ National Market System (the "NASDAQ") from February 1992 through October 31, 1996. On November 1, 1996, trading of the common stock on the NASDAQ ceased and trading on the New York Stock Exchange ("NYSE") commenced under the symbol "ROP". Following is the range of high and low sales prices for the Company's common stock as reported by NASDAQ during each of the Company's fiscal 1996 and 1995 quarters. The last sales price reported by the NYSE on December 27, 1996, was $39.25.

                                           High       Low
                                           ----       ---
           1996          1st Quarter      $41.00     34.75
                         2nd Quarter       52.75     39.00
                         3rd Quarter       49.25     36.00
                         4th Quarter       49.50     35.00

           1995          1st Quarter       28.75     21.00
                         2nd Quarter       28.00     21.00
                         3rd Quarter       38.00     26.75
                         4th Quarter       39.69     33.50


     Based on information available to the Company and its transfer agent, the Company believes that as of December 27, 1996 there were approximately 218 record holders of its common stock.

     DIVIDEND POLICY. The Company has declared a cash dividend in each fiscal quarter since its February 1992 initial public offering. Giving effect to a September 1993 2-for-1 stock split, its initial quarterly dividend rate was $.02 per share. The quarterly rate was increased to $.03 per share contemporaneously with the stock split, to $.05 per share in the 1994 fourth quarter, to $.075 per share in the 1995 fourth quarter, and to $.09 per share in the fourth quarter ended October 31, 1996. However, the timing, declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to the amount, if any, that will be available for the declaration of cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated selected financial data presented below has been derived from the Company's audited consolidated financial statements and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. All share data have been retroactively restated to reflect the 2-for-1 stock split in September 1993.


                                                   Year Ended October 31,
                            ------------------------------------------------------------------
                            1996/(1)/     1995/(2)/     1994/(3)/       1993/(4)/    1992/(5)/
                            --------      --------      --------        --------     --------
                                     (Dollars in thousands except per share data)
OPERATIONS DATA:
Net sales                   $225,661      175,421       147,683         132,530        69,601
Gross profit                 115,924       93,803        78,384          68,425        29,906
Income from operations        47,272       37,411        32,930          30,320         9,642
Earnings before
 accounting changes           28,857       23,271        20,862          19,058         4,713
Accounting changes/(6)/            -            -          (720)                            -
Preferred stock dividends          -            -             -               -             -
Net earnings applicable to
 common shares              $ 28,857       23,271        20,142          19,058          4,713
                            ==================================================================

PER SHARE DATA:
Net earnings applicable
 to common shares           $   1.87        1.54           1.34             1.29          0.37
                            ==================================================================
Dividends                   $   .315        .225            .14              .09           .06
                            ==================================================================

BALANCE SHEET DATA:
Working capital             $ 45,007      38,077         32,406           13,973        21,293
Total assets                 242,953     155,381        121,982           94,210        80,985
Long-term debt, less
 current portion              63,373      20,150         16,683            9,909        28,366
Stockholders' equity         137,396     105,595         82,864           62,408        40,502

______________

/(1)/ Reflects inclusion of Uson, for full year as compared to eight months in the prior year; inclusion of Metrix for the full year as compared to one month in the prior year; and inclusion of Gatan and FMI for five months.

/(2)/ Reflects inclusion of ISL for full year, as compared to two months in the prior year, and inclusion of Uson and Metrix for eight months and one month, respectively.

/(3)/ Reflects inclusion of Integrated Designs for full year, as compared to one month in the prior year; and inclusion of ISL for two months.

/(4)/ Reflects inclusion of CCC for full year, as compared to one month in the prior year; and inclusion of Integrated Designs for one month.

/(5)/ Reflects inclusion of CCC for one month, the February 1992 public offering of 4,000,000 new common shares and a one- time 2nd quarter charge of $1.9 million ($1.2 million after tax, or $0.09 per share).

/(6)/ Cumulative effect of adopting SFAS No. 106 and No. 109.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K.

General

     In fiscal 1996, the Company again achieved new highs in net sales and earnings. Operating results for the year reflect full-year inclusion of Uson, acquired in February 1995, Metrix, acquired in September 1995, and five-months results of Gatan and FMI, both acquired in May 1996, as well as the benefits of sales growth experienced by most businesses, particularly CCC.

     The significant acquisitions of Gatan and FMI in 1996 cost a combined $78.8 million of which $72.7 million was in cash, $5.7 million was through the issuance of common stock, and $0.4 million is to be funded in future years. Strong operating cash flow provided $33.1 million. As a result, the Company's revolving line of credit increased by $49.8 million over the year.

     With this report, the Company is changing its segment reporting to recognize the critical mass of the Analytical Instrumentation businesses following the 1996 acquisition of Gatan and the recent change in management structure along these new segment lines. ISL and Uson had previously been reported within the Industrial Controls segment and are now reported within the new Analytical Instrumentation segment along with Gatan. Finally, FMI is reported within the Fluid Handling segment.

Results of Operations

The following table sets forth for the years indicated, the percentages of the Company's net sales that certain income and expense items represent.

                                                   Year ended October 31,
                                           -------------------------------------
                                             1996         1995            1994
                                           --------     --------        --------
Net sales                                   100.0%        100.0%          100.0%
Cost of sales                                48.6          46.5            46.9
                                            -----         -----           -----
Gross profit                                 51.4          53.5            53.1
Selling, general and
  administrative expenses                    30.5          32.2            30.8
Income from operations                       20.9          21.3            22.3
Interest expense                              1.4           1.1             1.0
Other income                                  0.1           0.3             0.1
                                            -----         -----           -----
Earnings before income taxes
  and accounting changes                     19.6          20.5            21.4
Income taxes                                  6.8           7.3             7.3
                                            -----         -----           -----
Earnings before accounting changes           12.8%         13.2%           14.1%
                                            =====         =====           =====

     Segment data presented below (in thousands) reflect the Company's commencement of reporting in three segments as noted above. Data for the year ended October 31, 1995 has been restated to reflect the three segments, However, data for the year ended October 31, 1994 is presented as previously reported in two segments since the only Analytical Instrumentation business owned during that year, ISL, was held for less than one quarter and it's inclusion in the Industrial Controls segment for that year was immaterial.

                                                           Year ended October 31,
                                         -------------------------------------------------------
                                              1996                 1995                 1994
                                         ---------------      --------------      --------------
                                            $        %           $       %           $       %
                                         -------  ------      -------  -----      -------  -----
Industrial Controls Segment: /(1),(2)/
Net sales                                 98,197   100.0       75,032   100.0      91,013   100.0
Gross profit                              52,468    53.4       43,170    57.5      54,331    59.7
Operating profit/(3)/                     21,075    21.5       14,110    18.8      22,660    24.9

Fluid Handling Segment:/(4)/
Net sales                                 86,094   100.0       73,973   100.0      56,670   100.0
Gross profit                              38,686    44.9       35,665    48.2      24,053    42.4
Operating profit/(3)/                     24,026    27.9       23,132    31.3      13,441    23.7

Analytical Instrumentation
Segment:/(5),(6),(7)/
Net sales                                 41,360   100.0       26,416   100.0           -       -
Gross profit                              24,770    59.9       14,968    56.7           -       -
Operating profit/(3)/                      6,377    15.4        3,819    14.5           -       -
---------------------

/(1)/  Includes results of ISL from August 31, 1994 to October 31, 1994.
/(2)/  Includes results of Metrix from September 29, 1995.
/(3)/ Operating profit is income from operations excluding any allocation of corporate administrative costs, investment income or interest expense. Corporate costs were $4,206 in 1996, $3,650 in 1995 and $3,171 in 1994.
/(4)/  Includes results of FMI from May 23, 1996.
/(5)/  Includes results of  ISL from November 1, 1994.
/(6)/  Includes results of Uson from February 28, 1995.
/(7)/  Includes results of Gatan from June 1, 1996.

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995

     Net sales for 1996 of $225.7 million were at record levels for the fourth consecutive year, reflecting an increase of 29% over 1995. Each of the Company's business segments achieved double-digit sales growth. For the
Industrial Controls segment net sales increased by $23.2 million, or 30%.   A
31% increase in net sales from CCC, despite a modest 9% increase in its business with Russian Gazprom, and the inclusion of Metrix for a full year, were the
primary contributors to the increase.   The CCC sales gains included the first
significant orders shipped to customers other than Russian Gazprom in the Commonwealth of Independent States ("CIS") following establishment of a significant local infrastructure. Also, CCC made significant gains in other international markets for processing plant compressor controls. Other contributors to sales gains within the Industrial Controls segment included favorable market conditions in certain of the core markets and incremental sales on new products. The Fluid Handling segment experienced net sales gains of $12.1 million, or 16%, with the inclusion of FMI for five months and the continued growth from Cornell and Integrated Designs. This offset a 4% decline in Roper Pump's net sales resulting from weak demand in the early quarters for
rotary gear and progressive cavity pumps.   Record first half sales at
Integrated Designs were eroded by lower third and fourth quarter sales as a result of a cyclical decline in the semiconductor industry, but still showed a full year growth of 18% from continued international market gains, particularly in Asia. The Analytical Instrumentation segment reported net sales increases of $14.9 million, or 57%, with the inclusion of Gatan for five months and net sales gains at the other two businesses. These sales gains were principally attributable to incremental sales on new products, expansion into the medical supplies testing market and international market expansion.

     In 1996, net sales to customers outside the United States represented 48% of the total as compared to 43% in 1995. The leading reasons for international sales growth were the acquisition of Gatan which made 64% of its sales outside the United States and increasing penetration of European and Pacific Rim markets through the existing Roper infrastructure. Results of foreign operations were not significantly impacted by fluctuations in foreign currency exchange rates in 1996.

     Gross profit of $115.9 million in 1996 increased by $22.1 million over the same period last year, while the gross margin decreased to 51.4% from 53.5% for 1995. This margin reduction was contributed to by similar margin impacts from both Industrial Controls and Fluid Handling segments as offset by improved margins in the Analytical Instrumentation segment. The gross margin for the Industrial Controls segment declined to 53.4% from 57.5%. This was largely attributable to more low margin, buy-out products sold to Russian Gazprom and increased engineering and infrastructure costs supporting CCC's operations in the CIS. The gross margin for the Fluid Handling segment declined to 44.9% versus 48.2% in 1995, primarily due to lower margins at Integrated Designs caused by increased discounted sales to OEM's and vendor price increases. The margins at Integrated Designs returned close to historical levels for the last month of the fiscal year. Gross margins for the Analytical Instrumentation segment increased to 59.9% from 56.7% in 1995 reflecting the higher margin rates from the acquisition of Gatan and margin improvements at ISL and Uson, both of which benefited from the leverage of additional volume, cost reduction efforts and price increases on products sold.

     Selling, general and administrative expenses ("S,G&A") increased by $12.3 million to $68.7 million, an increase of 21.8%. S,G&A as a percentage of net
sales reduced to 30.5% from 32.2% in 1995.   This reduction is attributable to
the Industrial Controls segment where S,G&A expenses reduced to 31.9% of sales in 1996, from 37.5% in 1995, and was principally the result of lower R&D costs at CCC where the Series 4 design was stabilized and from reduced bonus compensation in 1996. Research and development expenses were $8.7 million in 1996, an increase of $2.8 million, reflecting the increased investment required in higher technology products throughout the Company.

     Income from operations increased by $9.9 million to $47.3 million.  The
operating margin declined to 20.9% versus 21.3% in the prior year.   In the
Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) increased by $7.0 million to $21.1 million; 21.5% of sales, principally due to increased sales at CCC and the full year inclusion of
Metrix results.   Operating profits (before allocation of corporate
administrative expenses) of the Fluid Handling segment increased by $0.9 million to $24.0 million; 27.9% of sales, with the inclusion of FMI offsetting margin-related declines at Integrated Designs and volume-related declines at Roper Pump. The Analytical Instrumentation segment increased operating profits by 67% to $6.4 million; 15.4% of sales, largely as a result of the acquisition of Gatan.

     Interest expense increased by $1.3 million, or 68%, due to the additional borrowings for the 1996 acquisitions. The decrease in other income results from lower royalties collected under a license fee agreement.

     The Company's effective tax rate was 34.8% versus 35.4% in 1995. The effective tax rate was reduced from the statutory rate largely because of the favorable tax treatment afforded export sales attributed to its Foreign Sales Corporation ("FSC") and a lower state tax burden.

     Reflecting the foregoing, net earnings were $28.9 million or $1.87 per common share as compared to $23.3 million or $1.54 per common share for 1995.

     Bookings for 1996 increased by 7% to $230.4 million (pro forma to include Gatan, FMI, Metrix and Uson for 1995). Sales order backlog was $56.2 million and $36.2 million at October 31, 1996 and 1995, respectively, reflecting a 23% increase in pro forma bookings in the fourth quarter. This increase in bookings included a number of orders which totaled $7 million from Ukrainian Gazprom.

Year Ended October 31, 1995 Compared to Year Ended October 31, 1994

     Net sales for 1995 of $175.4 million were at record levels for the third consecutive year, reflecting an increase of 19% over 1994. The Fluid Handling and newly created Analytical Instrumentation business segments achieved net sales gains offsetting a decline in the Industrial Controls segment. Net sales of core businesses, excluding sales to Russian Gazprom, increased by 39%. For the Industrial Controls segment, net sales decreased by $16.0 million, or 18%, driven by a $17 million year-over-year decline in sales to Russian Gazprom. The lower level of revenues from Gazprom reflected continued difficulties in arranging current financing. Offsetting sales gains within the Industrial Controls segment included favorable market conditions in certain of the core markets, increased sales activities, and incremental sales on new products. Shipments by Amot under a large order to supply hazardous area control systems also contributed to the sales gains in this segment. One area of weakness was the reduction in the demand for gas compression systems in the Canadian market. The Fluid Handling segment experienced net sales gains of $17.3 million or 31%, as this segment continues to benefit from strong demand for Integrated Designs' products. Integrated Designs' net sales grew at a faster rate than the market it serves. The remaining net sales gains in this segment were principally attributable to improved sales levels in select core markets, price increases and incremental sales on new products. Sales for the Analytical Instrumentation segment of $26.4 million reflected the full year of sales at ISL and seven months of sales from Uson.

     In 1995, net sales to customers outside the United States represented
43% of the total as compared to 52% in 1994. This decline was largely attributable to the lower level of Russian Gazprom sales. The Company's foreign operations recorded net sales of $32.1 million in 1995 and $18.2 million in 1994. Inclusion of ISL for a full year as compared to only two months in 1994 was the leading reason for the growth in foreign operations. Results of foreign operations were not significantly impacted by fluctuations in foreign currency exchange rates during 1995.

     Gross profit of $93.8 million in 1995 increased by $15.4 million over the same period last year. The gross margin also increased to 53.5%, as compared to 53.1% for 1994, from the higher margins of the new Analytical Instrumentation segment and from gains in the Fluid Handling segment. The gross margin for the Industrial Controls segment declined from 59.7% to 57.5%, impacted by the lower year-over-year Russian Gazprom sales. The gross margin for the Fluid Handling segment increased to 48.2% versus 42.2% for 1994, reflecting the increasing contribution of Integrated Designs and improvements in gross margins at the other business units in this segment. Integrated Designs' gross margin was also substantially higher than the other businesses within the Fluid Handling segment. Gross margins also benefited from favorable product mix, cost reduction efforts, and price increases on products sold.

     S,G&A increased by $10.9 million to $56.4 million, an increase of 24%. S,G&A as a percentage of net sales was 32.2% in 1995 and 30.8% in 1994.

Inclusion of ISL and Uson in the current year accounted for the majority of this increase. Other factors contributing to the growth in S,G&A included an increase at Integrated Designs principally due to higher commission costs and increased personnel and related costs to support its sales growth, an increase in compensation expense of $.7 million associated with the incentive stock bonus plan for certain key executives at one of the subsidiary companies, and a $.5 million increase in amortization expense substantially related to goodwill on the most recent acquisitions. The compensation expense recognized under the incentive stock bonus plan was higher as a result of an increase in the market value of the Company's stock as compared to the prior year. The number of shares of Company stock earned in 1995 under the incentive plan was the same as in 1994. These increases were offset by reduced commission expense at CCC, resulting from lower Gazprom sales and a higher percentage of sales handled on a direct sales basis. Research and development expenses were $5.9 million in 1995, an increase of $1.3 million over 1994, principally attributable to the inclusion of ISL for a full year and Uson since its acquisition.

     Income from operations increased by $4.5 million to $37.4 million. The operating margin declined to 21.3% versus 22.3% in the prior year. In the Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) declined by $8.5 million to $14.1 million or 18.8% of net sales, principally due to reduced sales to Russian Gazprom. For the Fluid Handling segment, operating profit (before allocation of corporate administrative expenses) increased by $9.7 million to $23.1 million, or 31.3% of net sales. Sales gains by Integrated Designs and improved gross margins and cost reduction efforts at the other business units in that segment accounted for the increase in operating profit. The Analytical Instrumentation segment operating profits of $3.8 million, or 14.5% of net sales, reflect the acquisition of Uson and the full year contribution of ISL.

     Interest expense increased by $.5 million, or 32%, due to additional borrowings for the latest acquisitions and rising interest rates. The increase in other income is mostly due to royalties collected under a license fee agreement.


     The Company's effective tax rate was 35.4% versus 34% for 1994. The effective tax rate was reduced from the statutory rate largely because of the favorable tax treatment afforded export sales attributed to the FSC. The increase in the effective tax rate as compared to the prior year reflects a lower tax benefit associated with foreign sales and a higher state tax burden.

     Net earnings were $23.3 million or $1.54 per common share as compared to $20.1 million or $1.34 per common share for 1994. The previous year results included the cumulative effect of accounting changes for income taxes (SFAS No.
109) and post-retirement medical benefits (SFAS No. 106), reducing net earnings by $.7 million, or $.05 per common share.

     Bookings for 1995 increased by 9% to $182.2 million (pro forma to include ISL, Uson and Metrix for 1994). Incoming orders for the core businesses

(excluding Russian Gazprom) increased by $25 million to $166.7 million, an increase of 18%. Sales order backlog was $36.2 million and $28.2 million at October 31, 1995 and 1994, respectively.

Financial Condition, Liquidity and Capital Resources

     Cash flow from operations and credit available under its principal bank credit agreement are the Company's primary sources of short-term liquidity. In 1996, the Company generated $33.1 million in cash from operations, compared to $26.2 million and $14.3 million in 1995 and 1994, respectively. The increased operating cash flow in 1996 principally resulted from operating profits which also included higher levels of noncash expenditures for depreciation and amortization attributable to various acquisitions. These cash flows were offset with investments in working capital associated with net sales increases. Moreover, working capital turns increased from 3.6 times to 5.4 times over the year.

     Capital expenditures in 1996 were $5.0 million, compared to $3.2 million and $4.1 million in 1995 and 1994, respectively. This increase reflects the growth in the number of operations. Management believes that it can absorb anticipated sales growth without any significant expansion in manufacturing facilities, that capital requirements will generally be confined to ongoing replacement and upgrading of current machinery and facilities, and that the total costs of such expenditures in 1997 are not currently expected to materially exceed 1996 levels.

     The increase in intangibles and other assets reflects the $64.1 million in goodwill recognized on the current year acquisitions. Total stockholders' equity increased by $31.8 million to $137.4 million, an increase of 30%. Major components of this increase include current year net earnings of $28.9 million, $5.7 million of Roper stock issued as part of the purchase price for FMI, $1.1 million of stock options exercised, $1.4 million of issued stock grants accrued for in prior years, less $4.8 million of cash dividends.

     In May of 1996, the Company renegotiated its principal bank credit agreement, raising the borrowing capacity to $100 million, up from $50 million. The Company's domestic credit facilities are secured by substantially all of its U.S. assets, including receivables and inventories, and are guaranteed by its subsidiaries. Total long-term debt was $70.2 million at October 31, 1996, compared to $20.8 million as of the prior year end. This increase in long-term debt in fiscal 1996 resulted from financing the acquisitions of Gatan and FMI. To finance these acquisitions, the Company borrowed $72.7 million under its revolving line of credit.

     Long-term debt to total capitalization was 31.6% and 16.5% at October 31, 1996 and 1995, respectively, indicating a relatively modest level of financial leverage. At October 31, 1996 the Company had $32.8 million of available credit under the credit agreement, the material terms and conditions of which are set out in Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company's borrowings under its principal bank credit agreement are at variable interest rates. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates and other factors.

     The Company believes that internally generated cash flow and available unused lines of credit will continue to be adequate to fund normal operating requirements. However, the rate at which the Company can reduce its debt in 1997 (and the avoidance of associated interest expense) will be significantly affected both by the timing of shipments to Russian Gazprom and the financing requirements of any new acquisitions.

     The Company has generally been able to hold manufacturing and operating cost increases to levels which are at or below inflation levels. It will continue its aggressive efforts to minimize increases in the prices it pays for materials and services and to implement cost reduction programs to offset the effects of inflation. The Company expects to continue to be successful in passing along any net cost increases to its customers.

Outlook

     Incoming orders at fiscal year end were strong, as noted above, and the Company expects its three business segments to continue their growth in sales and earnings absent any material adverse change in the market and business conditions. A cyclical downturn in the semi-conductor capital markets will likely have an adverse impact on the sales of Integrated Designs as compared to 1996 sales levels.

     The Company's business with Russian Gazprom is anticipated to become more even and predictable in the event of finalization of U.S. Export-Import guaranteed financing for $151 million of sales over the next five years. However, the timing of shipments for Gazprom's pipeline project will continue to be affected by a host of other factors including weather, Russian Gazprom's own involvement in the installation and start-up and political developments in Russia, all of which could greatly influence the pace of this project and are beyond CCC's control. The Company believes Russian Gazprom remains strongly committed to pipeline projects for which it has already purchased approximately $105 million of control systems and engineering services from CCC.

     The Company believes it is positioned and financially able to continue its acquisition strategy and expects to identify and review acquisition candidates throughout 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.



                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Proposal 1: Election Of Directors" and
"-- Executive Officers", and "VOTING SECURITIES -- Compliance with Section 16
(a) of the Securities Exchange Act of 1934" contained in the Company's definitive Proxy Statement which relates to the Annual Meeting of Stockholders of the Company to be held on February 14, 1997 (the "Proxy Statement"), to be filed within 120 days after the close of the Company's 1996 fiscal year, which information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Reference is made to the information included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Meetings of the Board and Board Committees; Compensation of Directors", "--Related Transactions", and "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions", and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Reference is made to the information included under the caption "VOTING SECURITIES" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information included under the caption "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Related Transactions" contained in the Proxy Statement, which information is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

  (a)(1) Consolidated Financial Statements
         ---------------------------------

         The Consolidated Financial Statements listed in Item 8 of Part II are filed as a part of this Report.


  (a)(2) Consolidated Financial Statement Schedules
         ------------------------------------------

         The following consolidated financial statement schedule on Page S-1 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

         II. Consolidated Valuation and Qualifying Accounts for the Years Ended October 31, 1996, 1995, and 1994

  (b).   Reports on Form 8-K
         -------------------

         Incorporated herein by reference to Roper Industries, Inc. Report on Form 8-K filed June 6, 1996, reporting under Item 2 thereof the May 22, 1996 acquisition of Fluid Metering, Inc., excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in a Report on Form 8-K/A filed August 2, 1996.

         Incorporated herein by reference to Roper Industries, Inc. Report on Form 8-K filed June 14, 1996, reporting under Item 2 thereof the May 31, 1996 acquisition of Gatan International, Inc., excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in a Report on Form 8-K/A filed August 12, 1996.

  (c).   Exhibits
         --------

         The following exhibits are separately filed with this Annual Report on Form 10-K.

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

             *2.1       Asset Purchase Agreement (Fluid Metering, Inc.)

        **2.2         Stock Purchase Agreement (Gatan International, Inc.)

       ***3.1         Amended and Restated Certificate of Incorporation

      ****3.2 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

       ***3.3         Amended and Restated By-Laws

      ***4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

    *****4.02         Second Amended and Restated Credit Agreement dated May 8,
                      1996 by and between Roper Industries, Inc. and NationsBank, N.A. (South) as initial lender and agent

    *****4.03         First Modification to Second Amended and Restated Credit
                      Agreement

  ******10.01         Lease of Milwaukee, Oregon Facility

  ******10.02         Stock Option Plan

 *******10.03         Non-employee Director Stock Option Plan

  ******10.04         Form of Indemnification Agreement

    ****10.11         Labor Agreement

        11            Statement re: computation of per share earnings

        21            List of Subsidiaries

        23            Consent of Independent Auditors-KPMG Peat Marwick LLP

        27            Financial Data Schedule

---------------------------

      * Incorporated herein by reference to Roper Industries, Inc. Report on Form 8-K filed June 6, 1996, excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in a Report on Form 8-K/A filed August 2, 1996

     ** Incorporated herein by reference to Roper Industries, Inc. Report on
        Form 8-K filed June 14, 1996, excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in a Report on Form 8-K/A filed August 12, 1996

    *** Incorporated herein by reference to Roper Industries, Inc. Report on
        Form 8-K filed on June 6, 1996.

   **** Incorporated herein by reference to Roper Industries, Inc. Annual Report on Form 10-K filed on January 25, 1996.

  ***** Incorporated herein by reference to Roper Industries, Inc. Report on
        Form 8-K/A filed August 2, 1996


 ****** Incorporated herein by reference to Roper Industries, Inc. Registration
        Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

******* Incorporated herein by reference to Roper Industries, Inc. Annual Report on Form 10-K filed on January 28, 1994.

                            ROPER INDUSTRIES, INC.
                                   (Company)


        By /S/ DERRICK N. KEY                             December 20, 1996
          ----------------------------
          Derrick N. Key
          Chairman of the Board
          President and
          Chief  Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                       Title                    Date
       ---------                       -----                    ----


/S/ DERRICK N. KEY             Chairman of the Board,     December 20, 1996
----------------------------   President and Chief
Derrick N. Key                 Executive Officer

/S/ MARTIN S. HEADLEY          Vice President, and        December 20, 1996
----------------------------   Chief Financial Officer
Martin S. Headley


/S/ ZANE E. METCALF            Vice President and         December 20, 1996
----------------------------   Treasurer
Zane E. Metcalf


/S/ W. LAWRENCE BANKS          Director                   December 20, 1996
----------------------------
W. Lawrence Banks


/S/ LUITPOLD VON BRAUN         Director                   December 20, 1996
----------------------------
Luitpold von Braun


/S/ DONALD G. CALDER           Director                   December 20, 1996
----------------------------
Donald G. Calder


/S/ JOHN F. FORT, III          Director                   December 20, 1996
----------------------------
John F. Fort, III

/S/ E. DOUGLAS KENNA           Director                   December 20, 1996
----------------------------
E. Douglas Kenna


/S/ GEORGE L. OHRSTROM         Director                   December 20, 1996
----------------------------
George L. Ohrstrom


/S/ GEORG GRAF SCHALL-RIAUCOUR Director                   December 20, 1996
----------------------------
Georg Graf Schall-Riaucour


/S/ ERIBERTO R. SCOCIMARA      Director                   December 20, 1996
----------------------------
Eriberto R. Scocimara


/S/ CHRISTOPHER WRIGHT         Director                   December 20, 1996
----------------------------
Christopher Wright

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                                PAGE

Consolidated Financial Statements:
 Independent Auditors' Report.................................   F-2

 Consolidated Balance Sheets as of October 31, 1996 and 1995..   F-4

 Consolidated Statements of Earnings for the Years ended
   October 31, 1996, 1995, and 1994...........................   F-5

 Consolidated Statements of Stockholders' Equity for the
   Years ended October 31, 1996, 1995, and 1994...............   F-6

 Consolidated Statements of Cash Flows for the Years ended
   October 31, 1996, 1995, and 1994...........................   F-7

 Notes to Consolidated Financial Statements...................   F-8

Schedule II - Consolidated Valuation and Qualifying Accounts
 for the Years ended October 31, 1996, 1995, and 1994.........   S-1

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Roper Industries, Inc.:


We have audited the consolidated financial statements of Roper Industries, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in 1994.


                                       /s/ KPMG Peat Marwick LLP
                                       --------------------------------------
                                       KPMG PEAT MARWICK LLP


Atlanta, Georgia
December 4, 1996

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 1996 and 1995

                   (Dollars in thousands, except share data)

                        Assets                            1996      1995
                        ------                          --------  --------
Current assets:
  Cash and cash equivalents                             $    423     2,322
  Accounts receivable, net                                50,659    38,853
  Inventories (note 4)                                    31,133    23,330
  Prepaid expenses and other current
    assets (note 7)                                        2,298     1,272
                                                        --------   -------
    Total current assets                                  84,513    65,777

Property, plant, and equipment, net (note 5)              23,959    20,749
Intangibles and other assets, net (note 2)               129,895    68,228
Deferred tax asset (note 7)                                4,586       627
                                                        --------   -------

    Total assets                                         242,953   155,381
                                                        ========   =======

             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:
  Accounts payable                                        11,004     7,690
  Accrued liabilities (note 6)                            17,965    14,408
  Income taxes payable (note 7)                            3,723     4,959
  Current portion of long-term debt (note 8)               6,814       643
                                                        --------   -------
    Total current liabilities                             39,506    27,700

Long-term debt (note 8)                                   63,373    20,150
Other liabilities (note 9)                                 2,678     1,936
                                                        --------   -------
    Total liabilities                                    105,557    49,786
                                                        --------   -------

Stockholders' equity (notes 11 and 12):
 Preferred stock, $.01 par value; 1,000,000 shares
  authorized; none outstanding                                 -         -
 Common stock, $.01 par value; 25,000,000 shares
  authorized; 15,161,486 and 14,937,717 issued
  and outstanding at October 31, 1996 and 1995,
  respectively                                               152       149
 Additional paid-in capital                               50,893    42,744
 Cumulative translation adjustment                           177       635
 Retained earnings                                        86,174    62,067
                                                        --------   -------
    Total stockholders' equity                           137,396   105,595

Commitments and contingencies (notes 8, 9, 10, and 11)
                                                        --------   -------

    Total liabilities and stockholders' equity          $242,953   155,381
                                                        ========   =======

See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                 Years ended October 31, 1996, 1995, and 1994

                     (In thousands, except per share data)

                                                            1996       1995      1994
                                                          --------   --------  --------
Net sales (note 13)                                       $225,651   175,421   147,683
Cost of sales                                              109,727    81,618    69,299
                                                          --------   -------   -------
    Gross profit                                           115,924    93,803    78,384

Selling, general, and administrative expenses               68,652    56,392    45,454
                                                          --------   -------   -------
    Income from operations (note 13)                        47,272    37,411    32,930

Interest expense                                             3,282     1,952     1,477
Other income                                                   250       542       150
                                                          --------   -------   -------
    Earnings before income taxes and cumulative
     effect of changes in accounting principles             44,240    36,001    31,603

Income taxes (note 7)                                       15,383    12,730    10,741
                                                          --------   -------   -------
    Earnings before cumulative effect of changes
     in accounting principles                               28,857    23,271    20,862

Cumulative effect of changes in accounting
  principles, net of tax                                         -         -      (720)
                                                          --------   -------   -------
    Net earnings                                          $ 28,857    23,271    20,142
                                                          ========   =======   =======
Earnings per common share:
  Earnings before cumulative effect of changes in
   accounting principles                                    $1.87       1.54      1.39
  Cumulative effect of changes in accounting principles        -          -      (.05)
                                                          --------   -------   -------
    Net earnings                                             $1.87      1.54      1.34
                                                          ========   =======   =======
Weighted average common shares outstanding (000's)          15,441    15,130    15,014
                                                          ========  ========   =======

See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended October 31, 1996, 1995, and 1994

                     (Dollars in thousands, except shares)



                                                      Common stock     Additional   Cumulative
                                                   ------------------   paid-in    translation   Retained
                                                     Shares    Amount   capital     adjustment   earnings    Total
                                                   ----------  ------  ----------  ------------  ---------  --------
Balances at October 31, 1993                       14,730,786    $147      39,041         (853)    24,073    62,408
Net earnings                                           -           -          -            -       20,142    20,142
Common stock issued under incentive
 stock bonus plan (note 11)                            36,929      -          932          -          -         932
Exercise of stock options (note 12)                    31,168       1         152          -          -         153
Purchase of minority interest in ISL subsidiary         3,100      -           72          -          -          72
Foreign currency translation gain                      -           -          -          1,227        -       1,227
Cash dividends at $.14 per common share                -           -          -            -       (2,070)   (2,070)
                                                   ----------    ----      ------        -----     ------   -------
Balances at October 31, 1994                       14,801,983     148      40,197          374     42,145    82,864

Net earnings                                           -           -          -            -       23,271    23,271
Common stock issued for an acquisition                 72,566       1       1,813          -          -       1,814
Exercise of stock options (note 12)                    63,168      -          734          -          -         734
Foreign currency translation gain                      -           -          -            261        -         261
Cash dividends at $.225 per common share               -           -          -            -       (3,349)   (3,349)
                                                   ----------    ----      ------        -----     ------   -------
Balances at October 31, 1995                       14,937,717     149      42,744          635     62,067   105,595

Net earnings                                           -           -          -            -       28,857    28,857
Common stock issued for an acquisition                124,026       1       5,699          -          -       5,700
Common stock issued under incentive
 stock bonus plan (note 11)                            37,553      -        1,352          -          -       1,352
Exercise of stock options (note 12)                    62,190       2       1,098          -          -       1,100
Foreign currency translation loss                      -           -          -           (458)       -        (458)
Cash dividends at $.315 per common share               -           -          -            -       (4,750)   (4,750)
                                                   ----------    ----      ------        -----     ------   -------

Balances at October 31, 1996                       15,161,486    $152      50,893          177     86,174   137,396
                                                   ==========    ====      ======        =====     ======   =======

See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended October 31, 1996, 1995, and 1994

                                (In thousands)

                                                               1996        1995       1994
                                                             --------     -------    -------
Cash flows from operating activities:
 Net earnings                                                $ 28,857     23,271      20,142
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Cumulative effect of changes in accounting principles            -          -        720
   Provision for deferred taxes                                   416       (296)      (725)
   Allowance for doubtful accounts receivable                      19        616        112
   Depreciation and amortization of property and
    equipment                                                   4,140      3,251      3,035
   Amortization of intangibles                                  3,711      2,737      2,297
   Incentive stock bonus plan award                               104          -        932
   Loss on disposal of plant, property, and equipment              18         35         94
   Changes in operating assets and liabilities
    (excluding effects of acquisitions):
     Increase in accounts receivable                           (7,470)    (5,553)   (10,472)
     Increase in inventories                                     (469)    (2,833)    (1,521)
     Increase in accounts payable and accrued liabilities       4,817      3,687      1,072
     (Decrease) increase in income taxes payable               (1,909)     1,496     (1,899)
     Other, net                                                   852       (192)       471
                                                             --------    -------    -------
       Net cash provided by operating activities               33,086     26,219     14,258
                                                             --------    -------    -------

Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired             (74,878)   (24,187)   (10,357)
 Capital expenditures                                          (5,010)    (3,194)    (4,075)
 Other, net                                                         5         19        134
                                                             --------    -------    -------
       Net cash used in investing activities                  (79,883)   (27,362)   (14,298)
                                                             --------    -------    -------

Cash flows from financing activities:
 Proceeds from long-term debt                                 101,456     38,732     35,672
 Principal payments on long-term debt                         (51,979)   (35,203)   (31,110)
 Cash dividends to stockholders                                (4,750)    (3,349)    (2,070)
 Other, net                                                       234      1,259     (1,703)
                                                             --------    -------    -------
       Net cash provided by financing activities               44,961      1,439        789
                                                             --------    -------    -------

Effect of exchange rate changes on cash                           (63)         3         82
                                                             --------    -------    -------

       Net (decrease) increase in cash and
        cash equivalents                                       (1,899)       299       831

Cash and cash equivalents, beginning of year                    2,322      2,023      1,192
                                                             --------    -------   --------
Cash and cash equivalents, end of year                       $    423      2,322      2,023
                                                             ========    =======    =======

See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1996, 1995, and 1994

                       (In thousands, except share data)


(1)  Summary of Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated, and the results of operations of purchased businesses are included from their respective dates of acquisition.

Cash and Cash Equivalents - The Company considers highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are stated net of the allowance for doubtful accounts of $992 and $990 at October 31, 1996 and 1995, respectively.

Inventories - Inventories are valued at the lower of cost or market. Subsidiaries of the Company use either the first-in, first-out cost method ("FIFO") or the last-in, first-out cost method ("LIFO"). Inventories valued at LIFO cost comprised approximately 24% and 38% of consolidated inventories at October 31, 1996 and 1995, respectively.

Inventories of foreign subsidiaries and higher technology domestic operations are valued using the FIFO method. Management believes that the FIFO method best matches the costs and revenues associated with the deflationary nature of higher technology products.

Property, Plant, and Equipment and Depreciation - Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings                                   20-30 years
          Machinery                                    8-12 years
          Tooling                                         3 years
          Other equipment                               3-5 years

Intangibles and Other Assets - Intangibles and other assets consist principally of goodwill, which is amortized on a straight-line basis over periods ranging from 15 to 40 years. The accumulated amortization for intangible assets was $8,593 and $4,843 at October 31, 1996 and 1995, respectively. The Company accounts for goodwill and other intangible assets at the lower of amortized cost or fair value. On an ongoing basis, management reviews the valuation and amortization periods of intangible assets. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired enterprise. Based upon such reviews as of October 31, 1996 and 1995, management did not consider the unamortized balances of goodwill or other intangible assets to be impaired. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Revenue Recognition - Revenue is recognized as products are shipped or services are rendered.

Fair Value of Financial Instruments - The Company's carrying value of long-term debt approximates fair value since the rates are tied to floating rates. The carrying value of all other financial instruments equals or approximates fair value due to their short-term nature.

Income Taxes - The provision for income taxes includes Federal, state, and foreign income taxes. In 1994, the Company adopted the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In previous years, the Company applied the deferred method under APB Opinion 11.

The Company has not provided deferred taxes on the accumulated undistributed earnings of its foreign subsidiaries, as substantially all such earnings are intended to be permanently reinvested. At October 31, 1996, the accumulated undistributed earnings totaled approximately $10,800. The amount of U.S. tax due if such earnings were repatriated approximates $3,800 and would be substantially offset by the allowable foreign tax credits totaling $3,500. The Company also has not provided for any foreign withholding taxes due on the repatriation of such earnings.

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled approximately $8,700, $5,900, and $4,600 for the years ended
October 31, 1996, 1995, and 1994, respectively.

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected as a separate component of stockholders' equity.

Earnings Per Common Share - Earnings per common share are calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents consist of stock options and deferred stock grants.

Changes in Accounting Principles - In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No.'s 106 and 109 was the recording of a noncash after-tax charge to earnings of $604 and $116, respectively.

Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Reclassifications - Certain reclassifications were made to 1995 amounts to conform to the presentation adopted in 1996.

(2)  Business Acquisitions

On May 31, 1996, the Company acquired the stock of Gatan International, Inc. (collectively, with its subsidiaries referred to as "Gatan") for approximately $48,600, net of cash acquired. Costs associated with the acquisition totaled approximately $1,500. The purchase price was financed under the Company's existing credit agreement. Of the total consideration paid, approximately $36,900 represents goodwill and is being amortized over 30 years. The determination of goodwill is subject to a potential change as a result of a continuing dispute with the former owners regarding amounts recoverable by the Company under the terms of the sale contract. Gatan is engaged in the business of manufacturing analytical systems and products used in the operation of transmission and scanning electron microscopes.

On May 22, 1996, the Company acquired the assets of Fluid Metering, Inc. ("FMI") for approximately $30,200, consisting of (i) $23,000 in cash; (ii) 124,026 shares of the Company's common stock valued at $5,700; (iii) $1,124 cash paid to FMI June 21, 1996 to fund the redemption of its outstanding debentures; and (iv) $400 in cash to be paid in equal installments on May 22, 1997 and 1998. The cash portion of the purchase price paid at closing was financed under the Company's existing credit agreement. Costs associated with the acquisition totaled approximately $509. Of the total consideration paid, $27,200 represents goodwill and is being amortized over 30 years. FMI is engaged in the business of manufacturing low-flow, precision dispense pumps.

On September 29, 1995, the Company acquired the assets of Metrix Instrument Co. ("Metrix") for approximately $11,600 in cash, plus approximately $437 in acquisition costs. Of the total consideration paid, $9,200 represents goodwill and is being amortized over a 20-year period. In conjunction with the acquisition of Metrix, the Company also purchased the building in which Metrix operates for $451. Metrix is engaged in the business of manufacturing vibration monitoring equipment for rotating machinery such as engines, turbines, fans, and pumps.

On March 6, 1995, the Company acquired the assets of Uson Corporation ("Uson") for approximately $11,900 in cash and also acquired the stock of Prex Corporation (an affiliate) for 72,566 shares of Roper stock with a market value of approximately $1,814. Costs associated with these acquisitions totaled approximately $498. Of the total consideration paid, $9,500 represents goodwill and is being amortized over a 15-year period. Both Uson and its affiliate manufacture microprocessor based control products used for leak testing in the automotive, machine tool, and medical industries.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


On August 31, 1994, the Company acquired the assets of ISL Holdings, S.A. ("ISL") for approximately $10,000 in cash, plus approximately $469 in acquisition costs, of which $8,100 represents goodwill and is being amortized over a 20-year period. The Company also separately purchased the assets of an ISL subsidiary for $340 in cash and 3,100 shares of common stock with a market value of approximately $72. ISL is engaged in the business of manufacturing and selling a line of products which test petroleum products for characteristics such as flash point, distillation, and viscosity.

These acquisitions were accounted for under the purchase method of accounting and, accordingly, the assets and liabilities assumed were recorded at their fair values based upon appraisals and other analyses. The results of operations of the acquired companies have been included in the consolidated statements of earnings for the periods in which they were owned by the Company.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of fiscal 1995:

                                                        Year ended
                                                        October 31,
                                                   --------------------
                                                     1996        1995
                                                   --------     -------
            Net sales                              $251,251     221,120
                                                   ========     =======

            Net earnings                             30,358      24,233
                                                   ========     =======

            Net earnings per share                 $   1.95        1.59
                                                   ========     =======


(3)  Supplemental Cash Flow Information

A summary of annual supplemental cash flow information is as follows:

                                           1996       1995       1994
                                         --------    -------    -------
Cash paid during the year for:
 Interest                                $  2,048      1,739      1,159
                                         ========    =======    =======

 Income taxes (including foreign), net     16,203     11,378     12,697
                                         ========    =======    =======
Noncash investing activities:
 Liabilities assumed in conjunction
  with acquisitions of businesses:
   Fair value of assets                    82,311     27,468     15,712
   Cash paid for the assets acquired      (75,854)   (24,620)   (10,809)
   Common stock issued                     (5,700)    (1,814)       (72)
                                         --------    -------    -------
    Liabilities assumed                  $    757      1,034      4,831
                                         ========    =======    =======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)

(4)  Inventories

The components of inventories are as follows:

                                                 1996        1995
                                                -------     -------
            Raw materials and supplies          $19,226     12,052
            Work in process                       5,905      6,218
            Finished products                     7,548      6,576
            Less LIFO reserve                    (1,546)    (1,516)
                                                -------     ------
                                                $31,133     23,330
                                                =======     ======


(5)  Property, Plant, and Equipment

The components of property, plant, and equipment are as follows:

                                                 1996        1995
                                                ------      ------
            Land                                $ 1,171      1,171
            Buildings                             7,894      7,578
            Machinery, tooling, and other
             equipment                           41,581     36,834
                                                -------     ------
                                                 50,646     45,583
            Less accumulated depreciation
             and amortization                    26,687     24,834
                                                -------     ------
                                                $23,959     20,749
                                                =======     ======


(6)  Accrued Liabilities

Accrued liabilities consist of:


                                                 1996       1995
                                                -------    -------
            Wages and other compensation        $ 8,546      8,069
            Commissions                           3,326      2,750
            Other                                 6,093      3,589
                                                -------     ------
                                                $17,965     14,408
                                                =======     ======


(7)  Income Taxes

Earnings before income taxes and cumulative effect of changes in accounting principles consist of the following components:

                                      1996        1995       1994
                                     ------      ------     ------
            Domestic                 $36,930     30,007     27,397
            Foreign                    7,310      5,994      4,206
                                     -------     ------     ------
                                     $44,240     36,001     31,603
                                     =======     ======     ======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Components of the income tax provision are as follows:

                                                           1996       1995      1994
                                                           ----       ----      ----
Current:
  Federal                                                $11,492      9,832     9,603
  State                                                      845      1,131       679
  Foreign                                                  2,630      2,063     1,184
Deferred expense (benefit)                                   416       (296)     (725)
                                                         -------     ------    ------
                                                         $15,383     12,730    10,741
                                                         =======     ======    ======

A reconciliation between income taxes computed at the statutory Federal income tax rate and the income tax provision is as follows:

                                                           1996        1995      1994
                                                           ----       -----      ----
Federal statutory rate                                     35.0%       35.0      35.0
State income taxes, net of Federal benefit                  1.3         2.0       1.3
Exempt income of Foreign Sales Corporation                 (1.7)       (1.2)     (2.6)
Goodwill amortization                                       1.6         1.0       1.2
Other                                                      (1.4)       (1.4)      (.9)
                                                           ----        ----      ----
                                                           34.8%       35.4      34.0
                                                           ====        ====      ====

Components of the deferred tax assets and liabilities are as follows:

                                                                      1996       1995
                                                                      ----       ----
Deferred tax assets:
  Postretirement medical benefits                                  $   446        406
  Reserves and accrued expenses                                      1,250        885
  Incentive stock bonus plan award                                      36        791
  Amortizable intangibles                                            4,738          -
                                                                   -------      -----
      Total deferred tax assets                                      6,470      2,082
                                                                   -------      -----
Deferred tax liabilities:
  Inventories                                                          486        598
  Other                                                                634        570
                                                                   -------      -----
      Total deferred tax liabilities                                 1,120      1,168
                                                                   -------      -----

      Net deferred tax asset                                       $ 5,350        914
                                                                   =======      =====

The Company has not recognized a valuation allowance as all deferred tax assets are deemed to be realizable against future taxable income.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(8)    Long-Term Debt and Leases

Long-term debt, including capital lease obligations, consists of the following:


                                                       1996          1995

Domestic bank loans - revolving credit notes          $67,175       17,430
7.7% industrial revenue bonds                           1,445        1,750
Capital lease obligations                               1,147        1,253
Other                                                     420          360
                                                      -------       ------
                                                       70,187       20,793
Less current portion                                    6,814          643
                                                      -------       ------

                                                      $63,373       20,150
                                                      =======       ======

Future maturities of long-term debt, including capital lease obligations, for each of the next five years and thereafter are as follows:

Year ending October 31,                                            Amount
-----------------------                                            ------
        1997                                                       $ 6,814
        1998                                                        17,217
        1999                                                        17,094
        2000                                                        17,194
        2001                                                        11,196
        Thereafter                                                     672
                                                                   -------
                                                                   $70,187
                                                                   =======

Domestic Bank Loans

The Company has a $100,000 bank revolving line of credit, which is comprised of two components: Series A Revolving Loan for $25,000 and Series B Revolving Loan for $75,000. The bank credit agreement is structured to provide borrowings from either Series A or Series B Revolving Loans at the option of the Company. The Company may, at its option before June 30, 1997, convert amounts outstanding under the Series B Revolving Loan, with a minimum conversion amount of $10,000, to a term loan payable monthly over a period not to exceed four years. The Series A Revolving Loan requires the total outstanding balance be paid in full on June 30, 1997. At October 31, 1996, $60,958 of the Series B Revolving Loan has been classified as long-term on the accompanying consolidated balance sheet based upon management's ability and intent to refinance under the term loan provisions of the loan agreement.

The Series A Revolving Loan and the Series B Revolving Loan require annual commitment fees ranging from 0.1% to 0.2% and from 0.2% to 0.3%, respectively, on the unused portion of the total credit commitment, payable quarterly.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


At the Company's option, interest under the agreement is based upon a combination of prime, the London Interbank Offered Rate ("LIBOR") plus a variable factor, ranging from .5% to 2.125%, or the Treasury Securities Rate plus a variable factor, ranging from .95% to 2.325% based upon the performance of the Company measured against specified financial ratios. The weighted average interest rates on the amounts outstanding under the credit line at October 31, 1996 and 1995 were 7.09% and 7.05%, respectively.

At October 31, 1996, the interest rates on the revolving credit notes ranged from 6.75% to 8.25%. Maximum borrowings outstanding under the agreement during fiscal years 1996 and 1995 were $82,813 and $27,700, respectively. As of October 31, 1996, the Company had $32,825 in availability under the revolving line of credit. The agreement is collateralized by substantially all domestic assets of the Company and is guaranteed by all subsidiaries of the Company.

Covenants

The domestic bank credit agreement generally provides for, among other things, restrictions on future acquisitions and maintenance of certain minimum consolidated tangible net worth and other financial ratios. As of October 31, 1996, the Company was in compliance with all such covenants.

Leases

The Company is obligated under various capital leases for office and manufacturing space and certain equipment. The Company also leases various domestic manufacturing and office facilities and foreign real and personal property under noncancelable operating leases. Rent expense under operating leases was approximately $1,938, $1,398 , and $998 for the years ended
October 31, 1996, 1995, and 1994, respectively. At October 31, 1996, aggregate future minimum capital lease payments and future minimum lease payments under noncancelable operating leases were as follows:

                                               Operating      Capital
Year ending October 31,                         leases        leases
-----------------------                        ---------      -------
       1997                                      $2,223          231
       1998                                       1,328          210
       1999                                       1,069          184
       2000                                         409          184
       2001                                         337          201
       Thereafter                                   986          716
                                                 ------        -----
           Total minimum lease payments          $6,352        1,726
                                                 ======
       Less amount representing interest on
         capital leases with interest rates
         varying from 6.3% to 11.0%                              579
                                                              ------
           Present value of minimum
             capital lease payments                           $1,147
                                                              ======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(9)  Retirement and Other Benefit Plans

The Company maintains a defined contribution retirement plan, under the provisions of Section 401 of the Internal Revenue Code, covering substantially all domestic employees not subject to collective bargaining agreements. The Company partially matches employee contributions, and its costs related to the plan were $2,065, $1,609, and $1,656 in fiscal 1996, 1995, and 1994, respectively.

The Company also maintains a defined benefit retirement plan covering employees of a foreign subsidiary. The costs associated with this plan are not considered material.

The Company also provides postretirement medical benefits for employees at certain domestic subsidiaries. Employees at these certain subsidiaries who retire at age 55 or older with ten or more years of service are eligible under the Plan. Eligible dependents of such employees are also covered under the Plan. Coverage for retirees and eligible dependents will terminate on the earlier of ten years from date of employee's retirement, date retiree (or dependent) becomes eligible for Medicare or other employer or government sponsored health coverage, or date the dependent no longer meets eligibility requirements. Participants make contributions to the Plan to the extent that medical benefits costs exceed medical care benefits credits earned. This plan is not funded.

As permitted by Statement 106, the Company elected to recognize the accumulated postretirement obligation at the beginning of fiscal 1994 totaling $975, as a change in accounting principle.

The accumulated postretirement benefit obligation is as follows:

                                               1996         1995
                                               ----         ----

Retirees                                     $   34          137
Fully eligible participants                     276          285
Other active participants                       784          691
Unamortized gain                                196           29
                                             ------        -----
                                             $1,290        1,142
                                             ======        =====


Net periodic postretirement benefit cost included the following components:


                                               1996         1995
                                               ----         ----
Service cost                                   $ 94           61
Interest cost                                    67           71
Net amortization and deferral                    (4)          (1)
                                               ----          ---
                                               $157          131
                                               ====          ===

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)



For measurement purposes, a discount rate of 7% and a 9% annual rate of increase in the per capita cost of health care benefits in 1997 were assumed. The health care cost trend rates were assumed to decrease gradually to 6% by the year 2003. An increase in the assumed health care cost trend rate of 1% for each year would not materially affect the accumulated postretirement benefit obligation at October 31, 1996 or the net service cost and interest cost for fiscal 1996.

(10) Contingencies

The Company, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability. The Company is vigorously contesting all product liability lawsuits which, in general, are based upon claims of the kind which have been customary over the past several years. Based upon the Company's past experience with resolution of its product liability claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

(11) Common Stock Transactions

The Company had an incentive stock bonus plan for certain key executives at one of its subsidiary companies. This plan provided for the issuance of up to a maximum of 62,000 common shares per year if the agreed-upon financial performance objectives were achieved and covered the four-year period ending October 31, 1996. Under the plan, participants could elect to apply a portion of the shares earned, based on market value at the date of issuance, to fund the withholding tax requirement. In both 1995 and 1994, the maximum number of shares was earned; the actual number of shares issued was less because certain recipients opted to apply a portion of their award to tax withholdings. There were no shares earned in 1996.

On January 8, 1996, the Board of Directors (the "Board") adopted a Shareholder Rights Plan (the "Plan") and declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Common Stock. Such Rights only become exercisable, or transferable apart from the Common Stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board's consent.

Each Right may be exercised to acquire one one-thousandth of a newly issued share of the Companys Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase Company Common Stock having a market value at such time of twice the Rights exercise price.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights will expire on January 8, 2006.

(12) Stock Options and Stock Bonuses

The Company has a Stock Option Plan (the "Plan"), as amended, which authorizes the issuance of up to 1,500,000 shares of common stock to certain directors, key employees, and consultants of the Company and its subsidiaries under incentive and/or nonqualified options. Options under the Plan may be granted through December 17, 2001 at prices not less than 100% of market value at the date of grant. These options vest ratably over a five-year period from the date of the grant. Options are granted at the discretion of the compensation committee and expire ten years from the date of grant. Payment of the option price may be made in cash, extension of loans by the Company, or by tendering shares of the Company's common stock having a fair market value equal to the option price.

On July 11, 1996, the Company entered into an incentive stock bonus plan with one of its corporate executives. The plan provides for the issuance of 10,000 common shares if agreed-upon stock performance objectives are achieved. The plan is without a time limit.

On June 1, 1996, the Company entered into a long-term incentive award with the president of one of its subsidiaries. The award will result in the issuance of between 250 and 5,000 shares of the Company's common stock in the event specific financial performance measures over the performance period are achieved by the subsidiary. The performance period is from June 1, 1996 through May 31, 1997.

The Company also has a Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan"). The Nonemployee Director Plan provides for each Nonemployee Director appointed or elected to the Board of Directors initial options to purchase 10,000 shares of the Company's common stock and thereafter options to purchase an additional 2,000 shares per annum under terms and conditions similar to the Plan, except that following their grant, all options will become fully vested at the time of the Annual Meeting of Shareholders in the next fiscal year and will be exercisable ratably over five years from the date of grant.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


A summary of stock option transactions under these plans is shown below:

                                                        Exercise price
                                              Shares       per share
                                              ------    --------------

Options outstanding at October 31, 1994        846,600   $   7.50-33.00

Fiscal 1995 activity:
  Granted                                      128,600      22.75-34.50
  Exercised                                    (63,168)      7.50-33.00
  Canceled                                     (20,837)      7.50-33.00
                                             ---------
Options outstanding at October 31, 1995        891,195       7.50-34.50

Fiscal 1996 activity:
  Granted                                      271,800    36.125-47.125
  Exercised                                    (62,190)      7.50-34.50
  Canceled                                     (11,660)     7.50-36.125
                                             ---------

Options outstanding at October 31, 1996      1,089,145   $  7.50-47.125
                                             =========



Stock options to acquire 338,325 shares were exercisable pursuant to these plans at October 31, 1996.

(13) Segment Reporting

The Company's operations are grouped into three business segments: the Industrial Controls segment, the Fluid Handling segment, and the Analytical Instrumentation segment. The Industrial Controls segments products include thermostatic valves, pneumatic panel components, pressure and temperature sensors, microprocessor-based turbomachinery control systems and associated engineering services, and vibration monitoring instruments. Products included within the Fluid Handling segment are rotary gear, progressing cavity, positive displacement, and centrifugal pumps and precision chemical dispensing products for the semiconductor industry. The Analytical Instrumentation segment's products include petroleum product analysis/test equipment, microprocessor-based leak testers, and analytical products used in the operation of transmission and scanning electron microscopes.

Sales between geographic areas are primarily of finished products and are accounted for at cost plus a profit margin. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. Income and expenses not allocated to business segments or geographic areas include investment income, interest expense, and corporate administrative costs.

Identifiable assets are those assets used exclusively in the operations of each business segment or geographic area, or which are allocated when used jointly. Corporate assets are principally comprised of cash, cash equivalents, and certain property, plant, and equipment.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


The following table shows net sales, operating profit, and other financial information by industry segment for the years 1996, 1995, and 1994:

                                                                                 Corporate
                                                                                adjustments
                                Industrial     Fluid        Analytical              and
1996                             Controls     Handling    Instrumentation/(1)/  eliminations   Consolidated
----                            ---------     --------    -------------------   ------------   ------------

Net sales                         $98,197      86,094           41,360                -        225,651
Operating profit                   21,075      24,026            6,377           (4,206)        47,272
Identifiable assets                84,845      71,405           84,048            2,655        242,953
Depreciation and amortization       2,909       2,184            2,538              220          7,851
Capital expenditures                1,991       2,300              446              273          5,010

1995
----

Net sales                         $75,032      73,973           26,416                -        175,421
Operating profit                   14,110      23,132            3,819           (3,650)        37,411
Identifiable assets                81,972      39,045           30,590            3,774        155,381
Depreciation and amortization       2,901       1,664            1,225              198          5,988
Capital expenditures                1,066       1,596              432              100          3,194

1994
----

Net sales                         $91,013      56,670               -                 -        147,683
Operating profit                   22,660      13,441               -            (3,171)        32,930
Identifiable assets                83,341      36,228               -             2,413        121,982
Depreciation and amortization       3,329       1,685               -               318          5,332
Capital expenditures                2,092       1,926               -                57          4,075

/(1)/ The results for the Analytical Instrumentation segment for the fiscal year 1994 are included within the Industrial Controls segment as previously presented. Those results consisted of results from one operation for a partial year and were immaterial for that period.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Summarized data for the Company's foreign operations (principally in the United Kingdom and France) and domestic operations are as follows:

                                                           Corporate
                                                          adjustments
                                    United                    and
1996                                States    Europe      eliminations   Consolidated
----                                ------    ------      ------------   ------------

Sales to unaffiliated customers    $195,048    30,603             -        225,651
Sales between geographic areas        2,334       740        (3,074)             -
                                   --------    ------        ------        -------
    Net sales                       197,382    31,343        (3,074)       225,651
                                   ========    ======        ======        =======

Operating profit                     44,497     6,981             -         51,478
General corporate expenses               -         -         (4,206)        (4,206)
                                   --------    ------        ------        -------

    Income from operations           44,497     6,981        (4,206)        47,272
                                   ========    ======        ======        =======

    Identifiable assets            $214,751    25,547         2,655        242,953
                                   ========    ======        ======        =======

1995
----

Sales to unaffiliated customers     144,141    31,280             -        175,421
Sales between geographic areas          860       770        (1,630)            -
                                   --------    ------        ------        -------

    Net sales                       145,001    32,050        (1,630)       175,421
                                   ========    ======        ======        =======

Operating profit                     34,789     6,272            -          41,061
General corporate expenses               -         -         (3,650)        (3,650)
                                   --------    ------        ------        -------

    Income from operations           34,789     6,272        (3,650)        37,411
                                   ========    ======        ======        =======

    Identifiable assets             125,970    25,637         3,774        155,381
                                   ========    ======        ======        =======

1994
----

Sales to unaffiliated customers     131,329    16,354            -         147,683
Sales between geographic areas          661     1,809        (2,470)            -
                                   --------    ------        ------        -------

    Net sales                       131,990    18,163        (2,470)       147,683
                                   ========    ======        ======        =======

Operating profit                     31,599     4,583           (81)        36,101
General corporate expenses               -         -         (3,171)        (3,171)
                                   --------    ------        ------        -------

    Income from operations           31,599     4,583        (3,252)        32,930
                                   ========    ======        ======        =======

    Identifiable assets            $ 94,776    25,215         1,991        121,982
                                   ========    ======        ======        =======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Sales outside the United States account for a significant portion of the Company's revenues and are summarized by business segment and by geographic area as follows:


                           Industrial    Fluid        Analytical
                            Controls    Handling   Instrumentation/(2)/  Total
                           ----------   --------   -------------------   -----

1996
----

Canada                      $ 3,671        3,861           832           8,364
United Kingdom               10,728          337         1,858          12,923
Europe (excluding U.K.)      13,078        1,657         7,079          21,814
CIS                          25,440           -            800          26,240
Asia and Australasia          6,878        7,695         7,685          22,258
Other                        10,616        1,541         3,886          16,043
                            -------       ------        ------         -------
    Total                    70,411       15,091        22,140         107,642
                            =======       ======        ======         =======

1995
----

Canada                        3,565        3,482           182           7,229
United Kingdom               10,183          292         2,316          12,791
Europe (excluding U.K.)       9,878        1,554         3,437          14,869
CIS                          17,411           -          1,294          18,705
Asia and Australasia          7,727        2,991         2,577          13,295
Other                         3,382          973         3,642           7,997
                            -------       ------        ------         -------

    Total                    52,146        9,292        13,448          74,886
                            =======       ======        ======         =======

1994
----

Canada                        5,352        2,832            -            8,184
United Kingdom                8,281          280            -            8,561
Europe (excluding U.K.)      10,111        1,151            -           11,262
CIS                          34,984            5            -           34,989
Asia and Australasia          7,657        1,049            -            8,706
Other                         4,006          740            -            4,746
                            -------       ------        ------         -------

    Total                   $70,391        6,057            -           76,448
                            =======       ======        ======         =======


/(2)/ Sales for the Analytical Instrumentation segment for the fiscal year 1994 are included with the Industrial Controls segment given as previously presented. Those sales were provided by one operation for the partial year and were immaterial for that period.

       The Company's Industrial Controls segment has significant business and credit concentrations in the oil and gas related industries. The Company performs ongoing credit evaluations of customers, and allowances are maintained for potential credit losses.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Net sales to the Industrial Controls segment's largest customer, Gazprom (a Russian natural gas production and distribution company), were $18,311, $16,831, and $33,816 for the years ended October 31, 1996, 1995, and 1994, respectively. Trade receivables from Gazprom on October 31, 1996 were $5,112 of which $915 are classified as long-term assets in the accompanying consolidated balance sheet. No other single customer accounted for a material portion of sales or trade receivables.

(14) Quarterly Financial Data (Unaudited)


                                          Quarter ended 1996
                            --------------------------------------------
                            January 31   April 30    July 31  October 31
                            ----------   --------    -------  ----------

Net sales                     $52,896     47,105      59,947     65,703
Gross profit                   29,000     22,500      29,688     34,736
Net earnings                    8,809      5,653       6,989      7,406

Earnings per common share     $   .58        .37         .45        .47
                              =======     ======      ======     ======

                                           Quarter ended 1995
                            ---------------------------------------------
                            January 31   April 30    July 31   October 31
                            ----------   --------    -------   ----------

Net sales                     $34,411     39,822      47,095     54,093
Gross profit                   17,858     19,679      25,461     30,805
Net earnings                    3,238      4,214       6,668      9,151

Earnings per common share     $   .22        .28         .44        .60
                              =======     ======      ======     ======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

         Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 1996, 1995, and 1994

                       (In thousands, except share data)

                                                          Additions
                                                         (deductions)
                                                           charged
                                            Balance at    (credited)                                   Balance
                                            beginning    to costs and                                  at end
    Description                              of year       expenses     Deductions/(1)/   Other/(2)/   of year
    -----------                             ----------   ------------   --------------    ---------    -------
Allowance for doubtful accounts:
Year ended October 31, 1994                   $291           112              10             139         552
Year ended October 31, 1995                    552           616            (348)            170         990
Year ended October 31, 1996                    990            19            (160)            143         992

Reserve for inventory obsolescence:
Year ended October 31, 1994                   $465           705            (700)             17         487
Year ended October 31, 1995                    487           541            (436)             13         605
Year ended October 31, 1996                    605           892            (621)            434       1,310

(1) Deductions from the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable. Deductions from the inventory obsolescence reserve represent the disposal of obsolete inventory items.

(2) Principally represents the allowance for doubtful accounts and reserve for inventory obsolescence of acquired businesses at the dates of acquisition.

                                 EXHIBIT INDEX

   Exhibit No.   Description of Exhibit
   -----------   ----------------------

       *2.1      Asset Purchase Agreement (Fluid Metering, Inc.)

      **2.2      Stock Purchase Agreement (Gatan International, Inc.)

     ***3.1      Amended and Restated Certificate of Incorporation

    ****3.2 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

     ***3.3      Amended and Restated By-Laws

     ***4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

    ****4.02 Second Amended and Restated Credit Agreement dated May 8, 1996 by and between Roper Industries, Inc. and NationsBank, N.A. (South) as initial lender and agent

   *****4.03     First Modification to Second Amended and Restated Credit
                 Agreement

 ******10.01     Lease of Milwaukee, Oregon Facility

 ******10.02     Stock Option Plan

*******10.03     Non-employee Director Stock Option Plan

 ******10.04     Form of Indemnification Agreement

   ****10.11     Labor Agreement

       11        Statement re: computation of per share earnings

       21        List of Subsidiaries

       23        Consent of Independent Auditors-KPMG Peat Marwick LLP

       27        Financial Data Schedule

---------------------------

      * Incorporated herein by reference to Roper Industries, Inc. Report on Form 8-K filed June 6, 1996, excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in a Report on Form 8-K/A filed August 2, 1996

     ** Incorporated herein by reference to Roper Industries, Inc. Report on
        Form 8-K filed June 14, 1996, excluding the report of financial statements under Item 7 thereof, which financial statements were subsequently provided in a Report on Form 8-K/A filed August 12, 1996

    *** Incorporated herein by reference to Roper Industries, Inc. Report on
        Form 8-K filed on June 6, 1996.

   **** Incorporated herein by reference to Roper Industries, Inc. Annual Report on Form 10-K filed on January 25, 1996.

  ***** Incorporated herein by reference to Roper Industries, Inc. Report on
        Form 8-K/A filed August 2, 1996


 ****** Incorporated herein by reference to Roper Industries, Inc. Registration
        Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

******* Incorporated herein by reference to Roper Industries, Inc. Annual Report on Form 10-K filed on January 28, 1994.