Form 10-Q
period 1997-01-31
ROPER INDUSTRIES INC /DE/
filed 1997-03-07
CIK 882835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the quarterly period ended January 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from          to           .
                                       ---------  -----------
                     Commission File Number        0-19818

                             ROPER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            51-0263969
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)



            160 BEN BURTON ROAD
              BOGART, GEORGIA                            30622
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


The number of shares outstanding of the Registrant's common stock as of February 27, 1997 was 15,205,145.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 1997

TABLE OF CONTENTS



                                                               Page
                                                               ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Statements of Earnings           1

          Condensed Consolidated Balance Sheets                   2

          Condensed Consolidated Statements of Cash Flows         3

          Notes to Condensed Consolidated Financial Statements    4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       11

Signatures                                                       12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three Months Ended
                                                        January 31,
                                                   1997               1996
----------------------------------------------------------------------------

Net sales                                      $ 55,108          $ 52,896
Cost of sales                                    25,672            23,896
----------------------------------------------------------------------------

Gross profit                                     29,436            29,000

Selling, general and
   administrative expenses                       19,627            15,441
----------------------------------------------------------------------------

Income from operations                            9,809            13,559

Interest expense                                  1,302               387
Other income                                        227                73
----------------------------------------------------------------------------

Earnings before income taxes                      8,734            13,245

Income taxes                                      2,904             4,436
----------------------------------------------------------------------------


Net earnings                                   $  5,830          $  8,809
============================================================================

Per share data:

Earnings per common share (note 2)             $   0.38          $   0.58
============================================================================

Cash dividends per common share                $   0.09          $  0.075
============================================================================

Weighted average common shares outstanding       15,503            15,296
============================================================================


See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                            January 31,      October 31,
                                               1997              1996
ASSETS                                      (Unaudited)
----------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                    $  1,087          $    423
Receivables (note 5)                           51,716            50,659
Inventories (note 3)                           32,294            31,133
Other current assets                            1,485             2,298
----------------------------------------------------------------------------

Total current assets                           86,582            84,513
----------------------------------------------------------------------------
PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment                  51,147            50,646
Less: accumulated depreciation                (27,719)          (26,687)
----------------------------------------------------------------------------

Property, plant and equipment, net             23,428            23,959
----------------------------------------------------------------------------

Intangibles and other assets, net             127,247           129,895
Deferred tax asset                              5,212             4,586
----------------------------------------------------------------------------

TOTAL ASSETS                                 $242,469          $242,953
============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                             $  9,251          $ 11,004
Other current liabilities                      26,469            24,779
Income taxes payable                            3,865             3,723
----------------------------------------------------------------------------

Total current liabilities                      39,585            39,506
----------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt                                 58,233            63,373
Other liabilities                               3,184             2,678
----------------------------------------------------------------------------

Total liabilities                             101,002           105,557
----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                     -                 -
Common stock                                      152               152
Additional paid-in capital                     51,249            50,893
Retained earnings                              90,066            86,351
----------------------------------------------------------------------------

Total stockholders' equity                    141,467           137,396
----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $242,469          $242,953
============================================================================


See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                       Three Months Ended
                                                           January 31,
                                                        1997          1996
-------------------------------------------------------------------------------

Net cash provided by operating activities              $ 2,618         $8,770
-------------------------------------------------------------------------------

Net cash used in investing activities                     (878)        (1,652)
-------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term debt                          4,500         10,483
   Principal payments on long-term debt                 (4,626)       (16,530)
   Dividends paid on common stock                       (1,365)        (1,123)
   Other, net                                              517           (658)
-------------------------------------------------------------------------------

      Net cash used in financing activities               (974)        (7,828)
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash                   (102)           (94)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       664           (804)

Cash and cash equivalents, beginning of period             423          2,322
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $ 1,087         $1,518
===============================================================================


See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 1997 and 1996 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its wholly-owned subsidiaries ("the Company") for all periods presented.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2.   EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net earnings by the weighted average common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options.


3.   INVENTORIES

Inventories are summarized below (in thousands):

                                         January 31,     October 31,
                                             1997            1996
        -------------------------------------------------------------

        Raw materials and supplies        $17,849         $19,226
        Work in process                     6,574           5,905
        Finished products                   9,455           7,548
        Less LIFO Reserve                  (1,584)         (1,546)
        -------------------------------------------------------------

              Total                       $32,294         $31,133
        =============================================================


4.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the three months ended January 31, 1997 and 1996 included interest of $1,704,000 and $322,000, respectively, and income taxes of $1,339,000 and $2,700,000, respectively.


5.   CONCENTRATION OF CREDIT RISK

At January 31,1997, the Company had $5.4 million of trade receivables due from Russian Gazprom and $5.1 million was due from Ukrainian Gazprom. Both of these are large natural gas companies.


6.   STOCK OPTIONS

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123") modifies the accounting and reporting standards for the Company's stock-based employee compensation plans and is effective for the Company beginning with fiscal 1997. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its year end financial statements. The Company has elected to provide the pro forma disclosures, if necessary.

The Company expects that the pro forma disclosure requirements of SFAS 123 on its year end financial statements will be immaterial for both fiscal 1997 and 1996.

7.   INDUSTRY SEGMENTS

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                              Three Months Ended
                                                 January 31,
                                          1997        1996      % Chg
----------------------------------------------------------------------
NET SALES:
     Industrial Controls                $16,975     $25,162    -32.5%
     Fluid Handling                      22,153      19,763     12.1%
     Analytical Instrumentation          15,980       7,971    100.5%
----------------------------------------------------------------------

             Total                      $55,108     $52,896      4.2%
======================================================================

GROSS PROFIT:
     Industrial Controls                $ 9,611     $14,458    -33.5%
     Fluid Handling                      10,208       9,672      5.5%
     Analytical Instrumentation           9,617       4,870     97.5%
----------------------------------------------------------------------

             Total                      $29,436     $29,000      1.5%
======================================================================

OPERATING PROFIT (a):
     Industrial Controls                $ 1,553     $ 6,981    -77.8%
     Fluid Handling                       6,107       6,303     -3.1%
     Analytical Instrumentation           3,487       1,385    151.8%
----------------------------------------------------------------------

             Total                      $11,147     $14,669    -24.0%
======================================================================


 (a) Operating profit is before any allocation of corporate general and administrative expenses. Corporate general and administrative expenses were $1,338 and $1,110 for the quarter ended January 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.


RESULTS OF OPERATIONS

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:


                                                       Three Months Ended
                                                          January 31,

                                                         1997         1996
---------------------------------------------------------------------------

Net sales                                               100.0%       100.0%
Cost of sales                                            46.6%        45.2%
---------------------------------------------------------------------------

Gross profit                                             53.4%        54.8%

Selling, general and
  administrative expenses                                35.6%        29.2%
---------------------------------------------------------------------------

Income from operations                                   17.8%        25.6%
Interest expense                                          2.4%         0.7%
Other income                                              0.4%         0.1%
---------------------------------------------------------------------------

Earnings before income taxes                             15.8%        25.0%
---------------------------------------------------------------------------

Income taxes                                              5.2%         8.4%
---------------------------------------------------------------------------

Net earnings                                             10.6%        16.6%
===========================================================================


Net sales increased $2.2 million, or 4.2%, during the three months ended January 31, 1997 compared to the three months ended January 31, 1996. The increase was primarily due to the inclusion of Gatan International, Inc. ("Gatan") and Fluid Metering, Inc. ("FMI") in the Company's results. Both of these companies were acquired in May 1996 and have been accounted for as purchases. Sales growth was tempered by reductions in sales to Russian Gazprom and a cyclical slowdown in the semiconductor capital industry. Shipments to Russian Gazprom were down $8.6 million in the 1997 quarter compared to 1996. First quarter sales related to customers in the semiconductor capital industry were also $3.0 million lower in 1997. Both of these period-over-period declines were of relatively high, variable margin sales which accounts for the overall slight decrease in gross profit percentage.

Selling, general and administrative ("SG&A") expenses increased $4.2 million, or 27.1%, during the three months ended January 31, 1997 compared to prior-year period. The acquisitions of Gatan and FMI accounted for $3.7 million of the increase. As a percentage of sales, these companies' SG&A expenses in 1997 (31.2%) was only slightly higher than the Company's prior-year rate. Most of the remaining increase was due to building additional infrastructure in Russia over the past year to support future business with Russian Gazprom and other customers in that region. The first quarter decline in sales to Russian Gazprom combined with the greater level of expenses both contributed to SG&A expenses rising as a percent of sales.

The increase in interest expense during the three months ended January 31, 1997 compared to the three months ended January 31, 1996 is due to additional debt in 1997 used to finance the acquisitions of Gatan and FMI.

The profit margins for each of the Company's business segments are listed below as a percentage of net sales.

                                                       Three Months Ended
                                                           January 31,

                                                          1997       1996
--------------------------------------------------------------------------

Gross profit:
     Industrial Controls                                  56.6%      57.5%
     Fluid Handling                                       46.1%      48.9%
     Analytical Instrumentation                           60.2%      61.1%
--------------------------------------------------------------------------

Operating profit (a):
     Industrial Controls                                   9.1%      27.7%
     Fluid Handling                                       27.6%      31.9%
     Analytical Instrumentation                           21.8%      17.4%
--------------------------------------------------------------------------


(a)  Before allocation of corporate general and administrative expenses.


The Industrial Controls segment experienced a decrease in net sales of $8.2 million, or 32.5%, for the three months ended January 31, 1997 compared to the three months ended January 31, 1996. The primary factor contributing to the decline is the aforementioned $8.6 million decrease in shipments to Russian Gazprom. This drop-off in sales volume significantly adversely affected the operating profit percentage due to the costs of the additional infrastructure put in place during 1996 to support future business.

Net sales for the Fluid Handling segment increased $2.4 million, or 12.1%, during the three months ended January 31, 1997 compared to the prior-year period. This segment includes FMI in the current-year quarter, its largest factor for the increase. This segment also includes the semiconductor business which dropped sharply (37%) in the 1997 first quarter. Other businesses in this segment posted a sales gain of 15.6% in 1997 compared to 1996.

The Analytical Instrumentation segment's net sales increased $8.0 million (approximately doubling) during the three months ended January 31, 1997 compared to the year-earlier period due largely to the inclusion of Gatan's operations in the current-year quarter. Gatan's gross profit percentage is comparable to that of the previously existing businesses in this segment.

For the three months ended January 31, 1997, consolidated bookings were $70.1 million, or an increase of 9.2% compared to the three months ended January 31, 1996. Industrial Controls were down 10.8% (due principally to less Russian Gazprom activity), Fluid Handling was down 2.9% (the cyclical slow-down in the semiconductor industry being partially offset by the addition of FMI), and Analytical Instrumentation was up by 144% (principally the addition of Gatan). If both Gazprom and the semiconductor business are excluded, pro forma bookings (as if Gatan and FMI had previously been acquired) were up 6.8% in the 1997 first quarter compared to the 1996 first quarter.

Sales order backlog was $71.5 million and $46.7 million at January 31, 1997 and 1996, respectively. The 1996 acquisitions of Gatan and FMI represent $17.9 million of the increase in 1997.

The Company anticipates growth in fiscal 1997 of its significant business with customers in the CIS/Eastern Europe region, particularly Russian Gazprom. However, this business has been and likely will continue to be unpredictable, uneven and subject to numerous and unpredictable credit, financing and other commercial and political risks and cannot be assured.

A major portion of anticipated business with Russian Gazprom yet in fiscal 1997 and for several years thereafter awaits availability of U.S. Export-Import Bank guaranteed external financing Russian Gazprom is presently attempting to conclude. Thus, the receipt and timing of any new orders from Russian Gazprom for projects already scheduled, as well as others, will continue to depend on the timing and availability of external and internal financing, and also will continue to require the involvement and cooperation of numerous managers at different authority levels within Russian Gazprom and its affiliates.

The Company understands that Russian Gazprom continues working with the Ex-Im Bank to complete the guaranteed financing for the Company's supply of $151 million in turbomachinery control products and services over a five-year period. However, the Company believes that funds from this guaranteed financing are not likely to be available earlier than the middle of calendar-year 1997. Until all financing documentation is executed and pre-funding conditions satisfied, this financing cannot be assured to Russian Gazprom.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $47.0 million at January 31,1997 from $45.0 million at October 31, 1996. For the three months ended January 31, 1997, cash flows provided by operating activities were $2.6 million compared to $8.8 million during the first quarter of last year. The decrease in cash flows from operating activities was primarily the result of lower earnings in 1997.

Total debt was $69.9 million at January 31, 1997 (33.1% of total capital) compared to $70.2 million (33.8% of total capital) at October 31, 1996. The Company expects cash flows from its existing business will be sufficient to fund normal operating requirements, including capital expenditures. Capital expenditures in fiscal 1997 are expected to be similar to fiscal 1996.

The Company has completed several acquisitions over the past several years and maintains an active acquisition program. Management believes the current capital structure and the availability of existing financing sources provides the capability to continue this program and keep the Company's capital structure at a prudent mix. Any future acquisitions will be dependent upon numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on the Company's activities, financial condition and results of operations.


FORWARD-LOOKING INFORMATION

The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. There is no assurance that these risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition, or financial results.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

                11       Statement re: Computation of Per Share Earnings

b.       Reports on Form 8-K

                None

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Signature                       Title                         Date
  ---------                       -----                         ----



/s/ Derrick N. Key          President and                   March 5, 1997
------------------
Derrick N. Key                Chief Executive Officer



/s/ Martin S. Headley       Vice President and              March 5, 1997
----------------------
Martin S. Headley             Chief Financial Officer

                                 EXHIBIT INDEX
                            TO REPORT ON FORM 10-Q

     Number         Exhibit
     ------         -------

      11            Statement re: Computation of Per Share Earnings
      27            Financial Data Schedule

                                       a