Form 10-Q
period 1997-04-30
ROPER INDUSTRIES INC /DE/
filed 1997-06-09
CIK 882835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 -------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to                     .
                                   -------------  ---------------------

                       Commission File Number   0-19818

                             ROPER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  51-0263969
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)



         160 BEN BURTON ROAD
           BOGART, GEORGIA                                  30622
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


The number of shares outstanding of the Registrant's common stock as of June 5, 1997 was 15,292,219.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 1997

TABLE OF CONTENTS



                                                                 Page
                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Earnings             1

         Condensed Consolidated Balance Sheets                     2

         Condensed Consolidated Statements of Cash Flows           3

         Notes to Condensed Consolidated Financial Statements      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders      13

Item 6.  Exhibits and Reports on Form 8-K                         14

Signatures                                                        15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Three Months Ended                      Six Months Ended
                                                   April 30,                               April 30,
                                       ---------------------------------      -------------------------------
                                           1997                 1996               1997              1996
----------------------------------------------------------------------------------------------------------------
Net sales                                $67,019               $47,105           $122,127          $100,001
Cost of sales                             30,049                24,605             55,721            48,501
----------------------------------------------------------------------------------------------------------------

Gross profit                              36,970                22,500             66,406            51,500

Selling, general and
        administrative expenses           20,539                13,726             40,166            29,167
----------------------------------------------------------------------------------------------------------------

Income from operations                    16,431                 8,774             26,240            22,333

Interest expense                           1,209                   292              2,511               679
Other income                                 220                    19                447                92
----------------------------------------------------------------------------------------------------------------

Earnings before income taxes              15,442                 8,501             24,176            21,746

Income taxes                               5,296                 2,848              8,200             7,284
----------------------------------------------------------------------------------------------------------------

Net earnings                             $10,146                $5,653            $15,976           $14,462
================================================================================================================
Per share data:
  Earnings per common share                $0.65                 $0.37              $1.03             $0.94
================================================================================================================
  Cash dividends per common share        $ 0.090                $0.075              $0.18             $0.15
================================================================================================================
Weighted avg. common shares outstanding   15,529                15,434             15,515            15,364
================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                            April 30,         October 31,
                                              1997               1996*
                                           (Unaudited)
-------------------------------------------------------------------------
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $  1,752          $    423
  Accounts receivables, net                    54,078            50,659
  Inventories                                  32,374            31,133
  Other current assets                          1,713             2,298
-------------------------------------------------------------------------
    Total current assets                       89,917            84,513
-------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                         51,772            50,646
  Accumulated depreciation and amortization   (28,815)          (26,687)
-------------------------------------------------------------------------
    Property, plant and equipment, net         22,957            23,959
-------------------------------------------------------------------------

Intangible assets, net                        124,203           127,670
Other assets                                    6,590             6,811
-------------------------------------------------------------------------

TOTAL ASSETS                                 $243,667          $242,953
=========================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $ 11,377           $11,004
  Other current liabilities                    15,418            17,965
  Current maturities of long-term debt         12,433             6,814
  Income taxes payable                          3,405             3,723
-------------------------------------------------------------------------
    Total current liabilities                  42,633            39,506
-------------------------------------------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                               47,230            63,373
  Other liabilities                             3,624             2,678
-------------------------------------------------------------------------
    Total liabilities                          93,487           105,557
-------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                    152               152
  Additional paid-in capital                   51,818            50,893
  Foreign currency translation adjustments     (1,206)              177
  Retained earnings                            99,416            86,174
-------------------------------------------------------------------------
    Total stockholders' equity                150,180           137,396
-------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $243,667          $242,953
=========================================================================


*  Reclassified.

     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                Six Months Ended
                                                                    April 30,
                                                          -----------------------------
                                                             1997              1996
---------------------------------------------------------------------------------------
Net cash provided by operating activities                 $ 15,068          $ 12,643

Net cash used in investing activities                       (1,788)           (3,182)
---------------------------------------------------------------------------------------

Cash flows from financing activities:
        Proceeds from long-term debt                         3,825            19,953
        Principal payments on long-term debt               (14,174)          (27,418)
        Decrease in bank overdraft                               -              (699)
        Dividends paid on common stock                      (2,734)           (2,248)
        Other                                                1,198               688
---------------------------------------------------------------------------------------

                Net cash used in financing activities      (11,885)           (9,724)
---------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                        (66)             (104)
---------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         1,329              (367)

Cash and cash equivalents, beginning of period                 423             2,322
---------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $  1,752          $  1,955
=======================================================================================


     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 1997 and 1996 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (the "Company") for all periods presented.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the 1996 amounts to conform to the presentation adopted in 1997.


NOTE 2.   ACQUISITIONS

On May 16, 1997, one of the Company's wholly-owned subsidiaries completed the acquisition of the operating assets of Princeton Instruments, Inc., a New Jersey corporation ("PI"), the real estate occupied by PI at its principal facility in Trenton, New Jersey, and all of the stock of PI's foreign sales affiliates (PI and its foreign affiliates are collectively referred to as "Princeton").

The purchase price consisted of $37.4 million cash and $3.0 million of Roper common stock. Transaction costs and other direct costs of the acquisition total approximately $.2 million. $2.0 million of the Roper common stock was placed in an escrow account to secure certain of the seller's indemnification obligations associated with the acquisition of Princeton. The acquisition of Princeton will be accounted for as a purchase. For the year ended April 30, 1997, Princeton's net sales were approximately $31 million.

Princeton designs, manufactures and markets spectral and digital imaging cameras and is a technological and market leader world-wide in most of its market segments. Princeton supplies a diverse end-user base that includes the scientific research market, industrial research markets and various industrial process markets.

On May 30, 1997, one of the Company's wholly-owned subsidiaries completed the acquisition of all of the capital stock of Petrotech, Inc., a Louisiana corporation ("Petrotech"). The purchase price consisted of $6.5 million cash and $6.5 million of Roper common stock. In addition, approximately $8.1 million of Petrotech debt was assumed. The acquisition of Petrotech will be accounted for as a purchase. For the year ended April 30, 1997, Petrotech's net sales were approximately $31 million.

Petrotech provides system integration of control products and systems for turbines and compressors within the oil & gas, pipeline, process control and power generation markets. Petrotech is a recognized market leader and derives a considerable portion of its revenues from manufacturing advanced turbine and compressor control products.


NOTE 3.   LONG-TERM DEBT

On May 15, 1997, the Company secured a new $200 million revolving credit facility by the amendment and restatement of its principal credit agreement which theretofore had provided for a $100 million facility. Financing under the new agreement continues to be provided by a syndication of financial institutions whose agent is NationsBank, N.A. (South).

Borrowings under this agreement accrue interest at the Company's option at either a function of the prime rate or LIBOR and will be secured only by the pledge of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10 million sublimit for letters of credit under the new agreement.

The new credit agreement contains covenants restricting, among other things, dividends, acquisitions, capital expenditures, and asset dispositions that are customary in agreements of this type.


NOTE 4.   EARNINGS PER SHARE

Earnings per share of common stock is calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options.

NOTE 5.   CONCENTRATION OF CREDIT RISK

At April 30,1997, the Company had approximately $7.4 million of trade receivables due from Gazprom and $5.1 million due from Ukrainian Gazprom. Both companies are large natural gas companies.


NOTE 6.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the six months ended April 30, 1997 and 1996 included interest of $3,407,000 and $671,000, respectively and income taxes of $8,277,000 and $9,250,000, respectively.


NOTE 7.   INVENTORIES

Inventories are summarized below (in thousands):

                                        April 30,  October 31,
                                          1997        1996
--------------------------------------------------------------
Raw materials and supplies               $17,817     $19,226
Work in process                            6,027       5,905
Finished products                         10,266       7,548
Less LIFO Reserve                         (1,736)     (1,546)
--------------------------------------------------------------
        Total                            $32,374     $31,133
==============================================================


NOTE 8.  STOCK OPTIONS

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123") modifies the accounting and reporting standards for the Company's stock-based compensation plans and is effective for the Company beginning with fiscal 1997. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its year end financial statements. The Company has elected to provide the pro forma disclosures, if material.

NOTE 9.  INDUSTRY SEGMENTS

Sales and operating profit by industry segment are set forth in the following table (in thousands):

                                  Three Months Ended                  Six Months Ended
                                      April 30,                           April 30,
                              -------------------------         ----------------------------
                              1997     1996*     Change         1997       1996*     Change
--------------------------------------------------------------------------------------------
Net sales:
  Industrial Controls        $26,322   $20,115     30.9%      $ 43,297    $ 45,280     (4.4)%
  Fluid Handling              24,855    20,292     22.5%        47,008      40,055     17.4%
  Analytical Instrumentation  15,842     6,698    136.5%        31,822      14,666    117.0%
--------------------------------------------------------------------------------------------
    Total                    $67,019   $47,105     42.3%      $122,127    $100,001     22.1%
============================================================================================
Gross profit:
  Industrial Controls        $15,950   $ 9,505     67.8%      $ 25,561    $ 23,963      6.7%
  Fluid Handling              11,363     8,958     26.8%        21,571      18,630     15.8%
  Analytical Instrumentation   9,657     4,037    139.2%        19,274       8,907    116.4%
--------------------------------------------------------------------------------------------
    Total                    $36,970   $22,500     64.3%      $ 66,406    $ 51,500     28.9%
============================================================================================
Operating profit (a):
  Industrial Controls        $ 6,836   $ 2,891    136.5%      $  8,389    $  9,872    (15.0)%
  Fluid Handling               6,916     5,920     16.8%        13,023      12,223      6.5%
  Analytical Instrumentation   3,927       926    324.1%         7,414       2,311    220.8%
--------------------------------------------------------------------------------------------
    Total                    $17,679   $ 9,737     81.6%      $ 28,826     $24,406     18.1%
============================================================================================
*  Reclassified.


(a) Operating profit is before any allocation for corporate general and administrative expenses. Corporate general and administrative expenses were $1,248 and $963 for the three months ended April 30, 1997 and 1996, respectively. These expenses were $2,586 and $2,073 for the six months ended April 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

RESULTS OF OPERATIONS

  GENERAL

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales.

                               Three Months Ended         Six Months Ended
                                   April 30,                  April 30,
                               ------------------         ----------------
                                 1997      1996            1997      1996
---------------------------------------------------------------------------
Net sales                       100.0%   100.0%          100.0%    100.0%
Cost of sales                    44.8%    52.2%           45.6%     48.5%
---------------------------------------------------------------------------
Gross profit                     55.2%    47.8%           54.4%     51.5%

SG & A expenses                  30.7%    29.2%           32.9%     29.2%
---------------------------------------------------------------------------
Income from operations           24.5%    18.6%           21.5%     22.3%

Interest expense                  1.8%     0.6%            2.1%      0.7%
Other income                      0.3%     0.0%            0.4%      0.1%
---------------------------------------------------------------------------
Earnings before income taxes     23.0%    18.0%           19.8%     21.7%
Income taxes                      7.9%     6.0%            6.7%      7.3%
---------------------------------------------------------------------------
Net earnings                     15.1%    12.0%           13.1%     14.4%
===========================================================================

The profit margins for each segment are listed below as a percentage of net sales.

                               Three Months Ended         Six Months Ended
                                   April 30,                  April 30,
                               ------------------         ----------------
                                 1997      1996            1997      1996
---------------------------------------------------------------------------
Gross profit:
  Industrial Controls           60.6%     47.3%           59.0%     52.9%
  Fluid Handling                45.7%     44.1%           45.9%     46.5%
  Analytical Instrumentation    61.0%     60.3%           60.6%     60.7%
---------------------------------------------------------------------------
Operating profit (a):
  Industrial Controls           26.0%     14.4%           19.4%     21.8%
  Fluid Handling                27.8%     29.2%           27.7%     30.5%
  Analytical Instrumentation    24.8%     13.8%           23.3%     15.8%
---------------------------------------------------------------------------

(a)  Before allocation of corporate general and administrative expenses

  THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO 1996

Operating results during the three months ended April 30, 1997 reflect an 8.5% increase in core business sales. This excludes sales to Gazprom and also excludes the sales of Gatan International, Inc. ("Gatan") and Fluid Metering, Inc. ("FMI"). Gatan and FMI were acquired in May 1996. Sales to Gazprom during the 1997 period more than doubled compared to 1996. Combined sales by Gatan and FMI during the three months ended April 30, 1997 were $12.6 million.

Core sales increased in each of the Company's business segments, ranging from 15.4% in Industrial Controls to 2.7% in Fluid Handling. Fluid Handling has been adversely affected by relatively worse conditions in the semiconductor equipment industry compared to last year. The industry's book to bill ratio has generally trailed last year's ratio throughout the year.

Gross profit improvement of $14.5 million is primarily from the sales increases discussed above. The improvement in gross profit percentage is due primarily to the additional sales to Gazprom and is reflected in Industrial Controls.

The increase in selling, general and administrative ("SG&A") expenses of $6.8 million is due mostly to the inclusion of Gatan and FMI ($4.0 million). Increased expenses were also incurred as a result of the increased sales to Gazprom (commission expense at Compressor Controls is up $.9 million) and the actions over the past several quarters to improve the Company's infrastructure servicing Gazprom and other potential customers in the CIS/Eastern Europe region. As a percentage of sales, SG&A expenses were 30.6% in 1997 compared to 29.1% in 1996. This increase also reflects the amortization of the excess purchase price over the fair value of the net assets acquired for Gatan and FMI. Excluding this amortization, SG&A expenses as a percentage of net sales in 1997 would have been 29.8%.

Interest expense increased $.9 million principally due to higher debt levels resulting from the May 1996 acquisitions of Gatan and FMI.

The Company's effective tax rate was 34.3% for the three months ended April 30, 1997 compared to 33.5% for the three months ended April 30, 1996. The increased rate is due primarily to the acquisitions of Gatan and FMI. Both of these companies operate in relatively high taxing states and the amortization of the excess purchase price over the fair value of the net assets acquired for Gatan is not deductible for income tax purposes.

For the three months ended April 30, 1997, bookings were $67.8 million, representing an increase of $26.9 million ($17.1 million on a pro forma basis for the acquisitions of Gatan and FMI) over the comparable three months of 1996. Increased activity was reported by every operating company except one. The largest individual component for the increase was an additional $10.0 million of bookings with Gazprom.

Sales order backlog was $71.0 million at April 30, 1997 compared to $38.6 million ($56.6 million on a pro forma basis for the acquisitions of Gatan and FMI) at April 30, 1996. Aside from the acquisitions, the biggest increase in the backlog is $9.6 million of additional backlog due to Gazprom.

  SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO 1996

Operating results during the six months ended April 30, 1997 reflect a 2.9% increase in core business sales. Gatan and FMI combined sales were $24.6 million during the six months ended April 30, 1997. Sales to Gazprom during the 1997 period were down $5.1 million compared to 1996.

Core sales increased 9.3% in Industrial Controls, and were approximately flat in both Fluid Handling and Analytical Instrumentation. Within all of these segments, the largest individual change was a $4.6 million (29%) decrease in sales to the semiconductor equipment industry. Compared to last year, business conditions in this industry have been worse as evidenced by its book to bill ratio. The book to bill ratio has generally trailed last year's ratio throughout the year.

Gross profit improvement of $14.9 million is primarily from the inclusion of Gatan and FMI. These companies contributed $14.7 million of gross profit during the six months ended April 30, 1997. Decreased sales to the semiconductor equipment industry lowered gross profit of this business by 36%. This decrease was largely offset by the increased core sales in Industrial Controls.

The increase in SG&A expenses of $11.0 million is due mostly to the inclusion of Gatan and FMI ($7.7 million). Increased expenses were also incurred as a result of the increased sales to Gazprom and the actions over the past several quarters to improve the Company's infrastructure servicing Gazprom and other potential customers in the CIS/Eastern Europe region. As a percentage of sales, SG&A expenses were 32.9% in 1997 compared to 29.2% in 1996. This increase also reflects the amortization of the excess purchase price over the fair value of the net assets acquired for Gatan and FMI. Excluding this amortization, SG&A expenses as a percentage of net sales in 1997 would have been 32.0%.

Interest expense increased $1.8 million principally due to higher debt levels resulting from the May 1996 acquisitions of Gatan and FMI.

The Company's effective tax rate was 33.9% for the six months ended April 30, 1997 compared to 33.5% for the six months ended April 30, 1996. The increased rate is due primarily to the acquisitions of Gatan and FMI. Both of these companies operate in relatively high taxing states and the amortization of the excess of the purchase price over the fair value of the net assets acquired for Gatan is not deductible for income tax purposes.

For the six months ended April 30, 1997, bookings were $138.0 million, representing an increase of $32.9 million ($10.2 million on a pro forma basis for the acquisitions of Gatan and FMI) over the comparable six months of 1996. Most of the increase is in Industrial Controls ($9.3 million), led by increased bookings with Gazprom ($3.9 million).


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $2.3 million to $47.3 million at April 30, 1997 compared to $45.0 million at October 31, 1996. Total debt was $59.7 million at April 30, 1997 compared to $70.2 million at October 31, 1996. This represents a decrease in the debt to total capitalization ratio to 28.4% at April 30, 1997 from 33.8% at October 31, 1996.

On May 15, 1997, the Company secured a new $200 million revolving credit facility by the amendment and restatement of its principal credit agreement which theretofore had provided for a $100 million facility. Financing under the new agreement continues to be provided by a syndication of financial institutions whose agent is NationsBank, N.A. (South).

Borrowings under this agreement accrue interest at the Company's option at either a function of the prime rate or LIBOR and will be secured only by the pledge of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10 million sublimit for letters of credit under the new agreement.

The new agreement contains covenants restricting, among other things, dividends, acquisitions, capital expenditures, and asset dispositions that are customary in agreements of this type. In general, the new agreement requires less collateralization by the Company and is less restrictive than the previous agreement.

Subsequent to May 15, 1997, subsidiaries of the Company acquired Princeton Instruments, Inc. and Petrotech, Inc. in separate transactions for a combined total of approximately $52.0 million cash and $9.5 million Roper common stock. As a result of these transactions, the Company's debt to total capitalization ratio has increased and is anticipated to be higher than the April 30, 1997 ratio for the near term. After the acquisition of Petrotech, the Company's total debt under the new facility was $107 million. Interest expense can also be expected to be higher in the near term than it has been historically.

The Company believes that internally generated cash flow and the remaining unused credit under the new $200 million revolving credit agreement will be adequate to finance normal operating and further acquisition financing requirements. Although the Company maintains an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on the Company's activities, financial condition and results of operations.

The Company anticipates that the newly acquired companies as well as the existing companies will generate positive cash flow, and that the cash flow from all operating companies will permit the reduction of currently outstanding debt at a pace consistent with that which the Company recently has experienced. However, the rate at which the Company can reduce its debt for the remainder of fiscal 1997 and beyond (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of its existing companies and the receipt, timing and shipments of new orders from Gazprom and cannot be predicted with certainty.

Capital expenditures total $1.7 million for the six months ended April 30, 1997. For the year ending October 31, 1997, total expenditures are estimated to be similar to the $5.0 million that was spent in fiscal 1996.


FORWARD LOOKING INFORMATION

The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and timing of future business with Gazprom and other Eastern European customers and the future operating results of the newly acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition, or financial results.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting on February 14, 1997. Of the 15,165,546 shares eligible to vote at the meeting, 10,132,650 were present either in person or by proxy, 2,048,188 of which were entitled to five votes per share. The following proposals were voted upon as follows:

Proposal 1:  Election of four directors.  All of the following nominees were elected by at least 99.57% of the votes cast.

                 E. Douglas Kenna
                 George L. Ohrstrom, Jr.
                 Georg Graf Schall-Riaucour
                 Eriberto R. Scocimara

         Continuing directors whose terms expire at either the 1998 Annual Meeting or the 1999 Annual Meeting are as follows:

                 W. Lawrence Banks     1998
                 Luitpold von Braun    1998
                 John F. Fort III      1998
                 Donald G. Calder      1999
                 Derrick N. Key        1999
                 Christopher Wright    1999

Proposal 2:  Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 80,000,000. This proposed amendment would increase the number of authorized shares from 25,000,000. This proposal was approved by 72.51% of the votes cast.

Proposal 3:  Amendment of the 1991 Stock Option Plan to authorize a 250,000 share increase in the number of shares of common stock to be reserved for options thereunder. This amendment would increase the authorized number of reserved shares from 1,500,000. At December 27, 1996, 323,233 shares were reserved for future grants under the Plan. This proposal was approved by 90.35% of the votes cast.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

      *2 Asset Purchase Agreement dated May 16, 1997, by and among Roper Acquisition, Inc., Roper Industries, Inc., Princeton Instruments, Inc. and Yair Talmi.

     **3.1  Amended and Restated Certificate of Incorporation.

      *3.2  Amended and Restated By-laws dated May 13, 1997.

      *4 Third Amended and Restated Credit Agreement dated May 15, 1997 by and among Roper Industries, Inc., and NationsBank N.A. (South) and the lenders party hereto from time to time.

     11     Statement re: Computation of Per Share Earnings.

     27     Financial Data Schedule.

b.  Reports on Form 8-K

     None.


-------------
     * Incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated May 16, 1997 and filed June 2, 1997.

     ** Incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated June 5, 1996 and filed June 6, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                          Title                          Date
---------                          -----                          ----


/s/ Derrick N. Key                 President and Chief
---------------------------------  Executive Officer              June 6, 1997
Derrick N. Key



/s/ Martin S. Headley              Vice President and
---------------------------------  Chief Financial Officer        June 6, 1997
Martin S. Headley



/s/ Kevin G. McHugh                Controller                     June 6, 1997
---------------------------------
Kevin G. McHugh

                                 EXHIBIT INDEX
                             TO REPORT ON FORM 10-Q

Number        Exhibit
------        -------


  2 Asset Purchase Agreement dated May 16, 1997, by and among Roper Acquisition, Inc., Roper Industries, Inc., Princeton Instruments, Inc. and Yair Talmi incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated May 16, 1997 and filed June 2, 1997.

  3.1 Amended and Restated Certificate of Incorporation incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated June 5, 1996 and filed June 6, 1996.

  3.2 Amended and Restated By-laws dated May 13, 1997 incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated May 16, 1997 and filed June 2, 1997.

  4 Third Amended and Restated Credit Agreement dated May 15, 1997 by and among Roper Industries, Inc., and NationsBank N.A. (South) and the lenders party hereto from time to time incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated May 16, 1997 and filed June 2, 1997.

 11       Statement re: Computation of Per Share Earnings.

 27       Financial Data Schedule.

                                       a