Form 10-Q
period 1997-07-31
ROPER INDUSTRIES INC /DE/
filed 1997-09-12
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ___________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________to________.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      NO ________
                                       -----


The number of shares outstanding of the Registrant's common stock as of September 8, 1997 was 30,874,154.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1997

TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Statements of Earnings                      1

          Condensed Consolidated Balance Sheets                              2

          Condensed Consolidated Statements of Cash Flows                    3

          Notes to Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures                                                                  17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                            JULY 31,               JULY 31,
                                        ------------------     -----------------
                                          1997      1996         1997      1996
--------------------------------------------------------------------------------
NET SALES                                $ 88,523  $ 59,947   $210,650 $ 159,948
Cost of sales                              43,740    30,259     99,461    78,760
--------------------------------------------------------------------------------

Gross profit                               44,783    29,688    111,189    81,188

Selling, general and
  administrative expenses                  25,428    18,242     65,594    47,409
--------------------------------------------------------------------------------

Income from operations                     19,355    11,446     45,595    33,779

Interest expense                            1,706     1,099      4,217     1,778
Other income                                  106        14        553       106
--------------------------------------------------------------------------------

Earnings before income taxes               17,755    10,361     41,931    32,107

Income taxes                                6,125     3,372     14,325    10,656
--------------------------------------------------------------------------------

Net earnings                             $ 11,630  $  6,989   $ 27,606 $  21,451
================================================================================

Per share data:
 Earnings per common share               $   0.37  $   0.23   $   0.89 $    0.70
================================================================================
 Cash dividends per common share         $  0.045  $  0.038   $  0.135 $   0.113
================================================================================

Weighted avg. common shares outstanding    31,491    31,044     31,190    30,835
================================================================================

    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                     JULY 31,       OCTOBER 31,
                                                       1997             1996*
                                                    (UNAUDITED)
--------------------------------------------------------------------------------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $       580     $       423
  Accounts receivable, net                               73,119          50,659
  Inventories                                            51,053          31,133
  Other current assets                                    2,423           2,298
--------------------------------------------------------------------------------
     Total current assets                               127,175          84,513
--------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                                   60,138          50,646
  Accumulated depreciation and amortization             (30,151)        (26,687)
--------------------------------------------------------------------------------
     Property, plant and equipment, net                  29,987          23,959
--------------------------------------------------------------------------------

Intangible assets, net                                  152,821         127,670
Other assets                                              7,384           6,811
--------------------------------------------------------------------------------

TOTAL ASSETS                                        $   317,367     $   242,953
================================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $    15,036     $    11,004
  Other current liabilities                              22,315          17,965
  Current maturities of long-term debt                    2,282           6,814
  Income taxes payable                                    2,241           3,723
--------------------------------------------------------------------------------
     Total current liabilities                           41,874          39,506
--------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                        101,666          63,373
  Other liabilities                                       4,911           2,678
--------------------------------------------------------------------------------
     Total liabilities                                  148,451         105,557
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                              154             152
  Additional paid-in capital                             60,859          50,893
  Foreign currency translation adjustments               (1,754)            177
  Retained earnings                                     109,657          86,174
--------------------------------------------------------------------------------
     Total stockholders' equity                         168,916         137,396
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   317,367     $   242,953
================================================================================


* Reclassified


    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                                 JULY 31,
                                                          ----------------------
                                                              1997       1996
--------------------------------------------------------------------------------
Net cash provided by operating activities                 $  24,851   $  18,147
--------------------------------------------------------------------------------

Cash flows investing activities:
  Acquisitions of businesses, net of cash acquired          (50,700)    (74,718)
  Capital expenditures                                       (2,696)     (4,160)
--------------------------------------------------------------------------------

Net cash used in investing activities                       (53,396)    (78,878)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term debt                               48,532      75,702
  Principal payments on long-term debt                      (16,948)    (13,272)
  Decrease in bank overdraft                                      -        (699)
  Dividends paid on common stock                             (4,123)     (3,385)
  Other                                                       1,361         670
--------------------------------------------------------------------------------

      Net cash used in financing activities                  28,822      59,016
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash                        (120)        (38)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            157      (1,753)

Cash and cash equivalents, beginning of period                  423       2,322
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $     580   $     569
================================================================================

    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the periods ended July 31, 1997 and 1996 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (the "Company") for all periods presented.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect certain amounts reported in the financial statements. Actual results could differ from the estimated results.

Certain reclassifications have been made to the 1996 amounts to conform to the presentation adopted in 1997.

NOTE 2 ACQUISITIONS

On May 16, 1997, a wholly-owned subsidiary of the Company completed the acquisition of the operating assets of Princeton Instruments, Inc., a New Jersey corporation ("PI"), the real estate occupied by PI at its principal facility in Trenton, New Jersey, and all of the stock of PI's foreign sales affiliates (PI and its foreign affiliates are collectively referred to as "Princeton").

The purchase price consisted of $37.4 million of cash and $3.0 million of Roper common stock (69,094 shares). Transaction costs and other direct costs of the acquisition total approximately $0.3 million. $2.0 million of the Roper common stock was placed in an escrow account to secure certain of the seller's indemnification obligations associated with the acquisition of Princeton. The acquisition of Princeton has been accounted for as a purchase. Princeton's results of operations are included in the Company's consolidated financial statements as of the acquisition date. The excess of the purchase costs over the fair value of the net assets acquired is being amortized straight-line over 30 years.

Princeton designs, manufactures and markets spectral and digital imaging cameras and is a technological and market leader worldwide in most of its market segments. Princeton supplies a diverse end-user base that includes the scientific research market, industrial research markets and various industrial process markets. For the year ended April 30, 1997, Princeton's net sales were approximately $31 million.

On May 30, 1997, another wholly-owned subsidiary of the Company completed the acquisition of all of the capital stock of Petrotech, Inc., a Louisiana corporation ("Petrotech"). The purchase price consisted of $6.5 million of cash and $6.5 million of Roper common stock (131,448 shares). In addition, approximately $8.1 million of Petrotech debt was assumed. Other direct costs of the acquisition total approximately $0.3 million. The acquisition of Petrotech has been accounted for as a purchase. Petrotech's results of operations are included in the Company's consolidated financial statements as of the acquisition date. The excess of the purchase costs over the fair value of the net assets acquired is being amortized straight-line over 15 years.

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

Borrowings under this agreement accrue interest at the Company's option at either a function of the prime rate or LIBOR and are secured only by the pledge of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10 million sublimit for letters of credit under the new agreement.

The new credit agreement contains covenants restricting, among other things, dividends, acquisitions, capital expenditures, and asset dispositions that are customary in agreements of this type.

NOTE 4. CONCENTRATION OF CREDIT RISK

At July 31, 1997, the Company had approximately $10.4 million of trade receivables due from Gazprom and $4.0 million due from Ukrainlan Gazprom. Both companies are large natural gas companies.

NOTE 5. PER SHARE AMOUNTS

The following table reconciles actual common shares outstanding to the average shares outstanding used in the earnings per share calculations. All share amounts have been restated to reflect the two-for-one stock split (in the form of a 100% stock dividend) effective August 1, 1997. Common stock equivalents consist of stock options. Common stock equivalents outstanding during the period were determined using the treasury stock method. For primary dilution, repurchases were deemed to occur at the average market price during the period. For full dilution, repurchases were deemed to occur at the higher of the ending market price and the average market price during the period.

                                              Three Months Ended  Nine Months Ended
                                                   July 31,            July 31,
                                              ------------------  ------------------
                                                1997      1996      1997      1996
                                              --------  --------  --------  --------
Average common shares outstanding               30,680   30,213     30,477    30,046

Average equivalents outstanding                    811      831        713       789
                                              --------  -------    -------  --------

Average primary shares outstanding              31,491   31,044     31,190    30,835

Incremental fully-diluted shares outstanding        91        0        208         4
                                              --------  -------    -------  --------

Average fully diluted shares outstanding        31,582   31,044     31,398    30,839
                                              ========  =======    =======  ========

Earnings per share of common stock is calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the nine months ended July 31, 1997 and 1996 included interest of $5,790,000 and $1,108,000, respectively and income taxes of $15,175,000 and $13,720,000 respectively.

The acquisition costs of the businesses acquired are summarized as follows:

                                                           Nine Months Ended
                                                               July 31,
                                                        1997             1996**
                                                      --------------------------
Fair value of assets acquired, excluding cash           $  77,801     $  85,238
Liabilities assumed                                       (18,741)       (4,820)
Common stock issued*                                       (8,360)       (5,700)
--------------------------------------------------------------------------------

Cash acquisition costs, net of cash acquired            $  50,700     $  74,718
--------------------------------------------------------------------------------

     * For valuation purposes, the common stock issued in fiscal 1997 was discounted from its market value when issued due to certain restrictions regarding the disposition of the shares.

     **   Restated.


NOTE 7. INVENTORIES

Inventories are summarized below (in thousands):

                                                        July 31,     October 31,
                                                          1997          1996
--------------------------------------------------------------------------------
Raw materials and supplies                              $  22,848     $  19,226
Work in process                                            17,931         5,905
Finished products                                          12,129         7,548
Less LIFO Reserve                                          (1,855)       (1,546)
--------------------------------------------------------------------------------

          Total                                         $  51,053     $  31,133
================================================================================

NOTE 8. INDUSTRY SEGMENTS

Sales and operating profit by industry segment are set forth in the following table (in thousands):

                                               Three Months Ended                         Nine Months Ended
                                                     July 31,                                  July 31,
                                            ----------------------------          ---------------------------------
                                              1997      1996*   Change               1997       1996*       Change
===================================================================================================================
NET SALES:
 Industrial Controls                        $ 41,502   $ 25,434   63.2%           $  84,799     $ 70,711    19.9%
 Fluid Handling                               23,263     21,955    6.0%              70,271       62,010    13.3%
 Analytical Instrumentation                   23,758     12,558   89.2%              55,580       27,227   104.1%
-------------------------------------------------------------------------------------------------------------------

  Total                                     $ 88,523   $ 59,947   47.7%           $ 210,650     $159,948    31.7%
===================================================================================================================

GROSS PROFIT:
 Industrial Controls                        $ 20,588   $ 12,867   60.0%           $  46,149     $ 36,830    25.3%
 Fluid Handling                               10,705      9,114   17.5%              32,276       27,744    16.3%
 Analytical Instrumentation                   13,490      7,707   75.0%              32,764       16,614    97.2%
-------------------------------------------------------------------------------------------------------------------

  Total                                     $ 44,783   $ 29,688   50.8%           $ 111,189     $ 81,188    37.0%
===================================================================================================================
OPERATING PROFIT (a):
 Industrial Controls                        $  9,856   $  4,800  105.3%           $  18,245     $ 14,672    24.4%
 Fluid Handling                                6,287      5,004   25.6%              19,310       17,227    12.1%
 Analytical Instrumentation                    4,700      2,493   88.5%              12,114        4,804   152.2%
-------------------------------------------------------------------------------------------------------------------
  Total                                     $ 20,843   $ 12,297   69.5%           $  49,669     $ 36,703    35.3%
===================================================================================================================

* Reclassified.

(a) Operating profit is before any allocation for corporate general and administrative expenses. Corporate general and administrative expenses were $1,488 and $851 for the three months ended July 31, 1997 and 1996, respectively. These expenses were $4,074 and $2,924 for the nine months ended July 31, 1997 and 1996, respectively.

NOTE 9.  RECENTLY RELEASED ACCOUNTING AND REPORTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 123 - Accounting for Stock-Based Compensation modifies the accounting and reporting standards for the Company's stock-based compensation plans and is effective for the Company beginning with fiscal 1997. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its year end financial statements. The Company has elected to provide the pro forma disclosures, if material.

SFAS No. 128 - Earnings Per Share ("EPS") establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS will be calculated using income available to common stockholders divided by average shares outstanding (it excludes common stock equivalents that are used in calculating primary EPS). Diluted EPS per SFAS 128 is computed similarly to fully-diluted EPS pursuant to the superceded accounting rules. SFAS No. 128 is applicable to the Company beginning with its quarter ending January 31, 1998. Early adoption is not permitted. Once adopted, prior period data will be restated. For the Company, basic EPS is expected to be slightly higher than primary EPS. Note 5 provides information useful for determining the effects of SFAS 128 on the periods presented in these financial statements.

SFAS No. 130 - Reporting Comprehensive Income establishes standards for reporting comprehensive income and its components. This statement addresses certain items that affect a company's net assets without affecting its income statement. For the Company, the only such item is expected to be foreign currency translation adjustments resulting from its non-U.S. subsidiaries. SFAS 130 is applicable to the Company beginning with fiscal 1998. The impact on the Company's financial statements compared to information presently available is not expected to be significant.

SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information redefines the way that public companies report information about its business segments. The statement intends to align reportable segments and certain disclosures with how the operations are managed internally. It also modifies certain geographic disclosures to be identified by country instead of geographic region. SFAS 131 is applicable to the Company beginning with its year-end reporting in fiscal 1999. The impact of this statement on the Company's disclosures is not expected to be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

RESULTS OF OPERATIONS

     GENERAL

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales.

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               JULY 31,              JULY 31,
                                          ------------------   -----------------
                                            1997      1996       1997      1996
--------------------------------------------------------------------------------
Net sales                                  100.0%    100.0%     100.0%    100.0%
Cost of sales                               49.4%     50.5%      47.2%     49.2%
--------------------------------------------------------------------------------
Gross profit                                50.6%     49.5%      52.8%     50.8%

SG & A expenses                             28.7%     30.4%      31.2%     29.7%
--------------------------------------------------------------------------------
Income from operations                      21.9%     19.1%      21.6%     21.1%

Interest expense                             1.9%      1.8%       2.0%      1.1%
Other income                                 0.1%      0.0%       0.3%      0.1%
--------------------------------------------------------------------------------
Earnings before income taxes                20.1%     17.3%      19.9%     20.1%
Income taxes                                 7.0%      5.6%       6.8%      6.7%
--------------------------------------------------------------------------------

Net earnings                                13.1%     11.7%      13.1%     13.4%
================================================================================

The profit margins for each segment are listed below as a percentage of net sales.

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                JULY 31,            JULY 31,
                                          ------------------   -----------------
                                            1997      1996       1997      1996
--------------------------------------------------------------------------------
Gross profit:
     Industrial Controls                  49.6%       50.6%      54.4%     52.1%
     Fluid Handling                       46.0%       41.5%      45.9%     44.7%
     Analytical Instrumentation           56.8%       61.4%      58.9%     61.0%
--------------------------------------------------------------------------------

Operating profit (a):
     Industrial Controls                  23.7%       18.9%      21.5%     20.7%
     Fluid Handling                       27.0%       22.8%      27.5%     27.8%
     Analytical Instrumentation           19.8%       19.9%      21.8%     17.6%
--------------------------------------------------------------------------------

(a) Before allocation of corporate general and administrative expenses

     THREE MONTHS ENDED JULY 31, 1997 COMPARED TO 1996

Operating results during the three months ended July 31, 1997 reflect a 7.6% increase in core business sales. Core business sales are defined as those companies whose results are included in the Company's consolidated results for the same amount of time during both 1997 and 1996. For example, core business sales for Gatan (acquired May 31, 1996) for the three months ended July 31, 1997 are only the months of June and July. Sales during the three months ended July 31, 1997 for those companies acquired since May 1996 that are not yet considered core business sales were $22.0 million. Sales to Gazprom are also not considered core business sales. Sales to Gazprom were $7.1 million during the three months ended July 31, 1997 compared to $4.7 million during the three months ended July 31, 1996.

Core business sales increased in all three of the Company's business segments. Analytical Instrumentation and Industrial Controls increased 15.1% and 10.4%, respectively. Fluid Handling increased slightly. Fluid Handling continues to be adversely affected by relatively weak market conditions in the semiconductor equipment industry. Excluding Integrated Designs (sales were down 13.1%), the other Fluid Handling companies posted increased sales of 5.5%.

Gross profit improvement of $15.1 million is primarily from the incremental sales reported by those companies acquired since May 1996 and increased sales to Gazprom. Other factors contributing to higher gross profit during the three months ended July 31, 1997 include nonrecurring charges recorded during the 1996 quarter, improved product mix during the 1997 quarter and some cost reduction efforts that benefited the 1997 quarter. Overall gross profit of 50.6% for the three months ended July 31, 1997 is considered fairly comparable to the 49.5% reported in 1996 and reflects improvements throughout the Company which more than offset the gross profit drag of Petrotech, whose gross profit percentage is substantially less than that of the Company's other subsidiaries.

The increase in selling, general and administrative ("SG&A") expenses of $7.2 million is due primarily to expenses attributed to the companies acquired since May 1996. The incremental costs at these companies were $5.2 million. As a percentage of sales, SG&A expenses decreased slightly to 28.7% in 1997 compared to 30.4% in 1996 as a result of volume leverage.

Interest expense increased $0.6 million principally due to higher debt levels resulting from the May 1997 acquisitions of Petrotech and Princeton. Partially offsetting the additional debt resulting from these acquisitions was $23.3 million of net debt reductions during the fourth quarter of last fiscal year and the first two quarters of this fiscal year.

The Company's effective tax rate was 34.5% for the three months ended July 31, 1997 compared to 32.5% for the three months ended July 31, 1996. The increased rate is due primarily to the acquisitions of Petrotech and Princeton. Both of these companies operate in relatively high taxing states.

For the three months ended July 31, 1997, bookings were $80.6 million, representing an increase of $27.9 million compared to the bookings reported during the three months ended July 31, 1996. On a pro forma basis to include the recent acquisitions for the same months as they are included in the Company's consolidated results for the 1997 period, bookings increased $5.1 million, or 6.8%. The largest component of the pro forma increase in bookings was a blanket order placed with FMI for $4.8 million in July 1997. Shipments against this order are expected to occur through December 1998.

Sales order backlog was $91.9 million at July 31, 1997 compared to $51.0 million ($77.6 million on a pro forma basis for the acquisitions of Petrotech and Princeton) at July 31, 1996. Aside from the acquisitions, the biggest increases in the backlog are at Compressor Controls ($12.6 million) and FMI due to the large blanket order received in the third quarter.


     NINE MONTHS ENDED JULY 31, 1997 COMPARED TO 1996

Operating results during the nine months ended July 31, 1997 reflect a 4.7% increase in core business sales (see the three months section for the definition of core business sales). Sales during the nine months ended July 31, 1997 for those companies acquired since May 1996 that are not yet considered core business sales were $46.7 million. Sales to Gazprom during the 1997 period were down $2.7 million compared to 1996.

Core business sales increased in both the Industrial Controls (up 9.7%) and Analytical Instrumentation (up 6.9%) segments. Fluid Handling continues to be adversely affected by relatively weak market conditions in the semiconductor equipment industry and, as a result, its core business sales were down 0.7%. Excluding Integrated Designs (sales were down 25.0%), Fluid Handling's other companies posted increased core business sales of 12.3%.

Gross profit improvement of $30 million is primarily from the inclusion of companies acquired since May 1996 (FMI, Gatan, Petrotech and Princeton). These companies contributed $23.1 million of the gross profit improvement during the nine months ended July 31, 1997 compared to 1996. Gross profit percentages of the core businesses were relatively stable for both the Fluid Handling and Analytical Instrumentation segments during the nine months ended July 31, 1997 compared to 1996. Industrial Controls improved the gross profit percentage of its core businesses about nine points, primarily due to favorable product mix and certain cost reduction efforts at Compressor Controls.

The increase in SG&A expenses of $18.2 million is due mostly to the incremental costs ($12.9 million) incurred by the companies that have been acquired since May 1996. Increased costs also result from the full-year effect of improving Compressor Control's infrastructure servicing Gazprom and other potential customers in the CIS/Eastern

Europe region. As a percentage of sales, SG&A expenses were 31.2% for the nine months ended July 31, 1997 compared to 29.7% in 1996. The increased percentage is attributable to the added costs at Compressor Controls.

Interest expense increased $2.4 million during the nine months ended July 31, 1997 principally due to higher debt levels resulting from the full year effects of the May 1996 acquisitions of FMI and Gatan, and the current year acquisitions of Petrotech and Princeton.

The Company's effective tax rate was 34.2% for the nine months ended July 31, 1997 compared to 33.2% for the nine months ended July 31, 1996. The slightly increased rate is due primarily to the acquisitions during the past two years. These companies operate in relatively high taxing states and the amortization of the excess of the purchase price over the fair value of the net assets acquired for Gatan is not deductible for income tax purposes.

For the nine months ended July 31, 1997, bookings were $218.5 million, representing an increase of $60.7 million over the comparable nine months of 1996. On a pro forma basis assuming the recently acquired companies are included for the same months as in fiscal 1997, bookings are up $18.1 million, or 9.1%, in 1997 compared to 1996. About half of the pro forma increase is at Compressor Controls (despite bookings with Gazprom being about the same between periods). The remainder of the increase is spread over most of the other operating companies. Excluding the recent acquisitions, only ISL is reporting lower bookings this year than last year. ISL results (as translated into U.S. dollars) have been adversely impacted during fiscal 1997 by the strengthening of the U.S. dollar relative to the French Franc.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $40.3 million to $85.3 million at July 31, 1997 compared to $45.0 million at October 31, 1996. Total debt was $103.9 million at July 31, 1997 compared to $70.2 million at October 31, 1996. This represents an increase in the debt to total capitalization ratio to 38.1% at July 31, 1997 from 33.8% at October 31, 1996. The increased financial leverage is due to the debt incurred with the acquisitions of Petrotech and Princeton. The Company believes that future acquisitions may further increase the financial leverage of the Company without significantly adversely affecting the financial strength of the Company.

On May 15, 1997, the Company secured a new $200 million revolving credit facility by the amendment and restatement of its principal credit agreement which theretofore had provided for a $100 million facility. Financing under the new agreement continues to be provided by a syndication of financial institutions whose agent is NationsBank, N.A. (South).

Borrowings under this agreement accrue interest at the Company's option at either a function of the prime rate or LIBOR and are secured only by the pledge of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10 million sublimit for letters of credit under the new agreement. Based on the financial ratios of the Company at July 31 as defined in the credit agreement, the interest rate adjustment for the next quarterly period will be slightly less than its preceding period.

The new agreement contains covenants restricting, among other things, dividends, acquisitions, capital expenditures, and asset dispositions that are customary in agreements of this type. In general, the new agreement requires less collateralization by the Company and is less restrictive than the previous agreement.

The Company believes that internally generated cash flow and the remaining unused credit under the new $200 million revolving credit agreement will be adequate to finance normal operating and further acquisition requirements.

The Company expects to continue an active acquisition program. However, completion of future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur, what the financing requirements will be or what the impact will be on the Company's activities, financial condition and results of operations. On August 12, 1997, the Company announced that it signed a letter of intent to acquire the assets of a company that would operate in its Analytical Instrumentation segment. Completion of this transaction is still dependent upon Hart-Scott-Rodino clearance, negotiation of a definitive purchase agreement and other contingencies customary in this type of transaction. Pending satisfactory resolution of these contingencies, completion of this acquisition is not expected to occur earlier than mid-October, 1997.

On July 23, 1997, the Company announced it received notification from the U.S. Export-Import Bank (the "Ex-Im Bank") that it had reached an agreement in principle with RAO Gazprom related to the Ex-Im Bank's financing guarantee for Gazprom's $151 million contract with Compressor Controls. This contract provides for Compressor Controls to supply turbo-machinery control systems to Gazprom over a five-year period. However, availability of funds from the financing guaranteed by the Ex-Im Bank will still require completion of negotiations and execution of transaction documents and satisfaction of closing and draw-down conditions. Although neither the completion nor the timing of this guaranteed financing to Gazprom can be assured, the Company expects substantial progress toward completion during its 4th quarter and anticipates shipments related to this contract will begin before October 31, 1997.

On August 12, 1997, the Company's board of directors authorized a 33% increase in the per share dividend rate (adjusted for the two-for-one stock split on August 1, 1997) effective with the 4th quarter dividend. This represents additional dividend payments over the course of a year of about $2 million compared to the previous dividend rate. Although the Company has a history of paying dividends each quarter since its IPO in February 1992, and it has increased the dividend annually since 1993, future dividends and changes in the dividend rate are at the discretion of the Company's board of directors and cannot be assured.

The Company anticipates that its existing companies, including those recently acquired, will generate positive cash flow. The Company further anticipates that this positive cash flow will permit the reduction of currently outstanding debt at a pace consistent with that which the Company recently has experienced. However, the rate at which the Company can reduce its debt for the remainder of fiscal 1997 and beyond (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of its existing companies and the receipt, timing and shipments of new orders from Gazprom and cannot be predicted with certainty.

Capital expenditures total $2.7 million for the nine months ended July 31, 1997. For the year ending October 31, 1997, total expenditures are estimated to be similar to the $5.0 million that was spent in fiscal 1996.


FORWARD LOOKING INFORMATION

In the event satisfactory progress towards completion of the guaranteed financing agreement for sales to Gazprom is made as anticipated, further shipments to Gazprom during the fourth quarter are expected to be approximately $10-12 million and the Company projects earnings for the three months ending October 31, 1997 to be in the range of $0.39 to $0.43 per share. This will result in earnings for the year ending October 31, 1997 being in the range of $1.28 to $1.32 per share.

The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and timing of future business with Gazprom and other Eastern European customers and the timing, acquisition costs and components thereof, and future operating results of any newly acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition, or financial results.

PART II.    OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     *2 Asset Purchase Agreement dated May 16, 1997 by and among Roper Acquisition, Inc., Roper Industries, Inc., Princeton Instruments, Inc. and Yair Talmi.

     **3.1  Amended and Restated Certificate of Incorporation.

      *3.2  Amended and Restated By-laws dated May 13, 1997.

      *4 Third Amended and Restated Credit Agreement dated May 15, 1997 by and among Roper Industries, Inc., and NationsBank N.A. (South) and the lenders party hereto from time to time.

     27     Financial Data Schedule.

b.   Reports on Form 8-K

            Report dated May 16, 1997, filed June 2, 1997, reporting under Item 2 thereof the Company's acquisition of the operating assets of Princeton Instruments, Inc.

________________________________________________________________________________

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



Signature                         Title                            Date
---------                         -----                            ----


/s/ Derrick N. Key                President and              September 10, 1997
----------------------------
Derrick N. Key                    Chief Executive Officer



/s/ Martin S. Headley             Vice President and         September 10, 1997
----------------------------
Martin S. Headley                 Chief Financial Officer



/s/ Kevin G. McHugh               Controller                 September 10, 1997
----------------------------
Kevin G. McHugh

                                 EXHIBIT INDEX
                            TO REPORT ON FORM 10-Q

Number                          Exhibit
------                          -------

  2 Asset Purchase Agreement dated May 16, 1997 by and among Roper Acquisition, Inc., Roper Industries, Inc., Princeton Instruments, Inc. and Yair Talmi incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated May 16, 1997 and filed June 2, 1997.

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

 27       Financial Data Schedule.