Form 10-K
period 1997-10-31
ROPER INDUSTRIES INC /DE/
filed 1998-01-21
CIK 882835

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 1-12273

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, as of December 31, 1997: $875,541,911

  Number of shares of Registrant's Common Stock as of December 31, 1997:
30,992,634

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on February 20, 1998, are incorporated by reference into Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


ITEM 1.  BUSINESS

     Roper Industries, Inc. ("Roper" or the "Company") designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of markets such as the oil and gas, agricultural irrigation, chemical and petrochemical processing, large diesel engine and turbine/compressor control applications, bulk-liquid trucking, power generation, semiconductor, medical diagnostics, microscopy and scientific research industries.

     The Industrial Controls segment's products are manufactured and distributed by Amot Controls Corporation, Richmond, California ("Amot U.S.") and its U.K. affiliate, Amot Controls Ltd., Bury St. Edmunds, England ("Amot U.K.") (Amot U.S. and Amot U.K. are collectively referred to as "Amot"), Compressor Controls Corporation, Des Moines, Iowa ("CCC"), Metrix Instrument Co., L.P., Houston, Texas ("Metrix"), and Petrotech, Inc., New Orleans, Louisiana ("Petrotech").

     The Fluid Handling segment's products are manufactured and distributed by Cornell Pump Manufacturing Corporation, Portland, Oregon ("Cornell Pump"), Fluid Metering, Inc., Syosset, New York ("FMI"), FTI Flow Technology, Inc., Phoenix, Arizona ("Flow Technology"), Integrated Designs L.P., Dallas, Texas ("Integrated Designs"), and Roper Pump Company, Commerce, Georgia ("Roper Pump").

     The Analytical Instrumentation segment's products are manufactured and distributed by Gatan, Inc., Pleasanton, California ("Gatan"), Instrumentation Scientifique de Laboratoire-ISL, S.A., Verson, France ("ISL"), Princeton Instruments, Inc., Trenton, New Jersey ("Princeton"), Uson L.P., Houston, Texas ("Uson") and its affiliate Industrial Data Systems, Inc., Salt Lake City, Utah ("IDS").

     Roper pursues consistent and sustainable growth in sales and earnings by operating and acquiring businesses which manufacture and sell high value-added, highly engineered industrial products and which are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs, and (iv) acquiring similar businesses. All operating companies achieved year-over-year increases in both sales and operating profits in fiscal 1997, except CCC, whose business in the Commonwealth of Independent States ("CIS")/Eastern Europe region lagged, and Integrated Designs, which continued to confront a cyclical downturn in the semiconductor capital equipment industry. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Year Ended October 31, 1997 Compared to Year Ended October 31, 1996."

     MARKET SHARE, MARKET EXPANSION AND PRODUCT DEVELOPMENT. The Company competes in many narrowly defined niche markets. Its position in these markets is typically as the market leader or as a highly competitive alternate to the market leader. In those markets where the Company is regionally dominant it seeks to sustain growth through geographic expansion of its marketing efforts and the development of new products for associated markets.

     The Company expanded its markets in fiscal 1997 principally by new business acquisitions. The May 1997 acquisition of Princeton complemented Gatan's digital imaging product line and established the Company as a leading supplier of scientific-grade digital camera and imaging products for a variety of market segments. Petrotech, also acquired in May, is a significant turbomachinery controls supplier and complements the business of CCC as well as provides the Company with a new engineering/procurement business. Uson achieved a major expansion of its leak-tester business into the medical products market with its October acquisition of IDS.

     The Company's sales of turbomachinery control systems to its principal customer in the CIS, RAO Gazprom, reduced by 19% in fiscal 1997 from the prior year due to difficulties encountered by Gazprom in securing dedicated financing for its purchases. While Gazprom has reconfirmed its commitment to its business with the Company for several more years, the Company will insist that it finance and increase its control system purchases to more acceptable levels in fiscal 1998 and beyond, and if it fails to do so the Company will adjust its supporting infrastructure and reduce, restructure, or, perhaps, abandon this business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Outlook".

     INTERNATIONAL SALES. Sales outside the United States continue to play an important part in the Company's overall operating results, particularly for the U.S.-based businesses. In fiscal 1997, 1996 and 1995, the Company's net sales outside the U.S. were 46%, 48% and 43% respectively, of total net sales. International sales declined as a percentage of total sales in fiscal 1997, primarily as a result of the impact of Petrotech which made only 31% of its sales internationally during the five months it was owned by the Company. All of the U.S.-based subsidiaries reported increased levels of international sales reflecting continued penetration of international markets. CCC's international sales accounted for 33% of 1997 international sales, compared to 43% in 1996 and 43% in 1995, reflecting the impact of the Company's acquisition program. Information regarding international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     GROWTH THROUGH ACQUISITIONS. Continuing its disciplined acquisition strategy, the May 1997 purchases of Princeton and Petrotech, and the October purchase of Uson's IDS unit, represent the Company's largest incremental growth in sales through acquisitions in a single year and a combined investment of $64 million in cash and restricted common stock. With the acquisition of Flow Technology shortly after fiscal year-end, the Company completed its most recent six acquisitions within an eighteen-month period. These acquisitions have been financed principally from borrowings. The Company, whose debt under a revolving line of credit was $98 million at October 31, 1997 (36% of total capitalization), believes it is well positioned for additional acquisitions.

INDUSTRIAL CONTROLS SEGMENT

     The Industrial Controls segment's net sales, operating profit (before allocation of corporate administrative costs) and identifiable assets for each of the three most recent fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     ROTATING MACHINERY CONTROL SYSTEMS AND PANELS. The Company manufactures control systems and panels engineered for applications involving compressors, turbines, and engines in the oil, gas, pipeline, power and marine industries.

     INDUSTRIAL VALVE, CONTROL AND MEASUREMENT PRODUCTS. The Company manufactures a variety of valve, sensor, switch and control products used on engines, compressors, turbines and other powered equipment for the oil, gas, pipeline, power, marine and general industrial markets. Most of these products are designed for use in hazardous, explosive environments.

     VIBRATION INSTRUMENTATION. The Company manufactures industrial vibration sensors, switches and transmitters for use in the broad industrial controls market. Their applications typically involve turbomachinery, engines, compressors, fans and/or pumps.

     DESIGN, BUILD, CONSTRUCT AND INSTALL SERVICES. The Company provides specialized technical services to the product market based defined above and thus offers turnkey solution capability to the customer. Services offered include engineering design, procurement, packaging and site installation.

     Those classes of products within the Industrial Controls segment which accounted for least 10% of the Company's consolidated net sales in any of the last three fiscal years are as follows (in thousands):

                                                       YEAR ENDED OCTOBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
Rotating machinery control systems and panels         $59,078  $46,402  $38,553
Industrial valve, control and measurement products     34,827   33,689   29,300

     The following chart shows the breakdown of sales by market for fiscal 1997 for the Industrial Controls segment:

     Industrial Controls Segment

     "The pie chart which appears here shows the breakdown of sales by market for fiscal 1997 for the Industrial Controls segment as follows:'

     Oil & Gas - Exploration       13%
     Marine                        3%
     Power Generation              10%
     Oil & Gas - Pipeline          34%
     Oil & Gas - Production        23%
     Petrotechemical               6%
     General Industrial & Other    11%

     BACKLOG. The bulk of this segment's business consists of large engineered oil and/or gas development and transmission projects with lead times of three-to-nine months. Standard products generally ship within two weeks of receipt of order, while shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. The Company enters into blanket purchase orders for the manufacture of products for certain OEMs and end-users over periods of time specified by such customers.
The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $43.6 million as of October 31, 1997, compared to $19.0 million as of October 31, 1996. The largest component of this increase is due to the backlog in 1997 of Petrotech which was acquired in May 1997.

     DISTRIBUTION AND SALES. Distribution and sales occurs through direct sales offices, manufacturer's representatives and industrial machinery distributors.

     CUSTOMERS. Each of the companies sells to a variety of customers worldwide. 1997 was the fifth consecutive year during which a substantial portion of CCC's control system sales were to Gazprom for pipeline system retrofit and new equipment projects. Gazprom was the largest single customer in this segment for the year, contributing approximately 12% of segment sales and has indicated its desire to continue purchases of control systems for several more years. However, the Company's continuation of its business with Gazprom as presently planned will depend on Gazprom's demonstration of its financial ability to sustain an acceptable, even level of business over that period. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Outlook". Even then, this business will continue to be subject to numerous commercial and political uncertainties beyond the Company's control and cannot be assured.

FLUID HANDLING SEGMENT

     The Fluid Handling segment's net sales, operating profit (before allocation of corporate administrative costs) and identifiable assets for each of the three most recent fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     GENERAL INDUSTRIAL PUMPS. The Company manufactures a variety of general industrial pumps including (i) rotary gear pumps which operate on the principle of two gears intermeshing and are primarily used for pumping particle-free viscous liquids such as oil and certain fluid products, and specialty rotary gear pumps such as lubricating oil pumps for diesel engines and fuel distribution devices, (ii) progressing cavity pumps whose pumping elements consist of a steel rotor within an elastomeric stator and which are used primarily for handling viscous liquids with suspended solids and abrasive material and is the basis for the Company's "mud motor" used in the oil & gas industry for horizontal drilling, (iii) centrifugal pumps which are primarily non-submersible end suction, single stage pumps used for pumping water and other low-viscosity liquids in agricultural, industrial and municipal applications, and (iv) piston-type metering pumps able to handle most types of chemicals and fluids within low-flow applications and used principally in the medical diagnostics, chemical processing, food processing and agricultural industries.

     INTEGRATED DISPENSE SYSTEMS. The Company's microprocessor-based Integrated Dispense

System is used principally in the semiconductor industry to dispense chemicals in precise and repeatable amounts from a single point, to up to three points, in the wafer fabrication process. These highly reliable dispense units incorporate no mechanical displacement, but utilize the application of electronically regulated vacuum pressure.

     FLOW METERING PRODUCTS. The Company manufactures turbine flow meters, calibrators and emissions measurement equipment for the space, automotive and other industrial markets.

     Those classes of products within the Fluid Handling segment which accounted for at least 10% of the Company's consolidated net sales in any of the last three fiscal years are as follows (in thousands):

                                               YEAR ENDED OCTOBER 31,
                                               ----------------------
                                            1997        1996        1995
                                            ----        ----        ----
          General industrial pumps       $71,918     $58,451     $50,615
          Integrated Dispense Systems     22,257      27,643      23,358

     The following chart shows the breakdown of Fluid Handling segment sales by market for fiscal 1997:

     "The pie chart which appears here shows the breakdown of sales by market for fiscal 1997 for the Fluid Handling segment as follows:"

     Medical                        9%
     Agricultural/Irrigation        9%
     Municipal Waste Water
       Treatment                    4%
     Power Generation               9%
     Oil & Gas                      5%
     Semiconductor                 24%
     Transportation                 4%
     General Industrial & Other    36%

     BACKLOG. The Fluid Handling companies also make a combination of standard product sales and sales of specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt or order, although shipment of FMI blanket order standard products may have a lead time of up to twelve months. Application-specific products typically occur within six-to-twelve weeks following receipt of order, except for certain blanket purchase orders for certain OEMs and other end-users which may extend for more significant periods. This segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $15.9 million as of October 31, 1997, compared to $19.6 million as of October 31, 1996.

     DISTRIBUTION AND SALES. While Integrated Designs sells directly to customers through regional representatives, most other sales are made through stocking and non-stocking distributors, as well as directly to OEMs. Certain products, such as centrifugal pumps, are sold to non-stocking distributors on a "build-to-order" basis.

     CUSTOMERS. Roper Pump and Cornell Pump products are widely distributed to customers in both domestic and international markets. Historically, most of Integrated Designs' sales have been to U.S.-based semiconductor manufacturers, with a majority of sales concentrated among a few customers. Approximately 50% of Integrated Designs' 1997 sales were attributable to three customers who were the only customers representing over 5% of its annual sales. FMI has one OEM customer which was responsible for 42% of its fiscal 1997 net sales. This OEM customer's contribution to FMI's sales is customary and it is expected to continue as FMI's dominant customer.

ANALYTICAL INSTRUMENTATION SEGMENT

     The Analytical Instrumentation segment's net sales, operating profit (before allocation of corporate administrative costs) and associated identifiable assets for each of the three most recent fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     INDUSTRIAL TESTING AND ANALYSIS PRODUCTS. The Company manufactures and sells (i) automated and manual test equipment to determine certain characteristics of petroleum products, such as flashpoint, viscosity and distillation, and (ii) products and systems to determine leaks and completeness of assemblies and sub-assemblies in the automotive, medical and consumer products industries.

     DIGITAL IMAGING PRODUCTS. The Company manufactures and sells extremely sensitive, high-performance charge-coupled device ("CCD") cameras and detectors for a variety of scientific uses, which include transmission electron microscopy, and spectroscopy applications. These products are principally sold for use within academic, government research, semiconductor and material science end-user markets. They are frequently incorporated into OEM equipment.

     MICROSCOPY SPECIMEN PREPARATION/HANDLING PRODUCTS. The Company manufactures and sells specimen preparation and handling equipment for use on electron microscopes. These products are incorporated into OEM equipment and also sold as a retrofit for microscopes currently in use within the academic, government research, electronics, and material sciences end-user markets.

     Those classes of products within the Analytical Instrumentation segment which accounted for at least 10% of the Company's consolidated net sales in any of the last three fiscal years are as follows (in thousands):

                                              YEAR ENDED OCTOBER 31,
                                              ----------------------
                                            1997       1996       1995
                                            ----       ----       ----
          Digital imaging products          $37,181    $7,410     $   -

     The following chart shows the breakdown of Analytical Instrumentation segment sales by market for fiscal 1997:

     "The pie chart which appears here shows the breakdown of sales by market for fiscal 1997 for the Analytical Instrumentation segment as follows:"

     Research                      43%
     Semiconductor                 9%
     Oil & Gas                     13%
     Petrochemical                 4%
     Automotive                    19%
     General Industrial & Other    12%

     BACKLOG. The Analytical Instrumentation companies have lead times of up to 16 weeks on many of their product sales, although standard products are often shipped within four weeks of receipt of their order. Blanket purchase orders are placed by certain OEMs and end-users with continuing requirements, for fulfillment over specified periods of time. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $23.1 million as of October 31, 1997, compared to $17.2 million as of October 31, 1996. This year-over-year increase is attributable to the backlog in 1997 of Princeton, acquired in May 1997.

     DISTRIBUTION AND SALES. Distribution and sales is achieved through a combination of manufacturer's representatives, agents, distributors and direct sales offices in both the U.S. and various leading industrial nations.

     CUSTOMERS. Each of the companies in the Analytical Instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive and microscopy industries having operations globally.

MATERIALS AND SUPPLIERS

     Most materials and supplies used by the Company are readily available from numerous sources and suppliers throughout the world which are believed adequate for the Company's needs. Some high-performance components for digital imaging products have been in short supply. The Company believes that this condition equally affects its competitors. Thus far, it has not had a significant adverse effect on sales.

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

     The Company is subject to various U.S. federal, state and local laws and foreign laws affecting its businesses, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate the Company's contractual relationships with its distributors and manufacturer's representatives, some of which impose substantive standards on these relationships.

COMPETITION

     The Company has significant competition from a limited number of companies in each of its markets. No single competitor competes with the Company over a significant number of product lines. The Company's products compete primarily on the basis of price, performance and innovation.

PATENTS AND TRADEMARKS

     The Company owns the rights under a number of patents and trademarks relating to its products and businesses. While it believes that none of its companies is dependent on intellectual property rights, the product development and market activities of CCC, Integrated Designs, Gatan, and FMI have been planned and conducted in conjunction with continuing patent strategies to a
greater extent than the other companies.    CCC has been granted a series of
U.S. and associated foreign patents and a significant portion of 1997 sales of CCC-manufactured products was of equipment which incorporated innovations that are the subject of two patents expiring in 2004 and 2007, respectively.

     Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its Integrated Dispense System which accounted for virtually all of 1997 sales. The U.S. patent will expire in 2011.

     While the Company considers patents, trademarks and tradenames important to operations, the Company does not believe it is dependent on any single patent or trademark or group of patents or trademarks.

RESEARCH AND DEVELOPMENT

     The Company conducts applied research and development to improve the quality and performance of its products to develop new products and enter new markets. Research and development performed by the Company often includes extensive field testing of the Company's products. The Company expended approximately $14.2 million, $8.7 million, and $5.9 million in 1997, 1996, and 1995, respectively, on research and development activities.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 2,000 employees in total, of whom approximately 1,600 were located in the U. S.

     Amot's U.S. shop employees are represented by the International Association of Machinists. Their collective bargaining agreements have been traditionally negotiated for three-year periods, although the current agreement completed in November 1995 runs until November 1999. Some Amot U.K. employees subscribe to membership in two unions, the Manufacturing, Science and Finance Union and the Transport and General Workers Union. All other Company employees are non-union. Total union membership is less than 100 employees.

     Management believes that relations between its employees and the Company are excellent and is not aware of any circumstance which is likely to result in a work stoppage.

ITEM 2.  PROPERTIES

     Roper's corporate offices, consisting of 9,500 square feet of leased space, are located in Bogart, Georgia, which is adjacent to Athens, Georgia. Each operating company is based at and conducts its principal operations from a single location, which may comprise one or more buildings, with the exception of Pleasanton, California-based Gatan, whose manufacturing facility is in Pittsburgh, Pennsylvania. Several of the Company's subsidiaries have relatively minor sales and service locations, primarily in Europe, Asia and the Far East. The principal operating company properties are as follows:

                            Type of      Owned       Leased
        Location           Property     (sq.ft.)    (sq.ft.)        Industry Segment
        --------           --------     --------    --------        ----------------
Phoenix, AZ               Office/Mfg                  32,100   Fluid Handling
Pleasanton, CA            Office                      19,400   Analytical Instrumentation
Richmond, CA              Office/Mfg      70,000               Industrial Controls
Verson, France            Office/Mfg                  23,000   Analytical Instrumentation
Commerce, GA              Office/Mfg     150,000               Fluid Handling
Des Moines, IA            Office/Mfg                  62,600   Industrial Controls
Belle Chasse, LA          Office/Mfg      71,600               Industrial Controls
Trenton, NJ               Office/Mfg      38,000               Analytical Instrumentation
Syosset, NY               Office                      27,500   Fluid Handling
Portland, OR              Office/Mfg                  55,000   Fluid Handling
Warrendale, PA            Mfg.                        24,500   Analytical Instrumentation
Carrollton, TX            Office/Mfg                  22,000   Fluid Handling
Houston, TX               Office/Mfg      16,000               Industrial Controls
Houston, TX               Office/Mfg                  16,800   Analytical Instrumentation
Bury St. Edmunds, U.K.    Office/Mfg      77,000               Industrial Controls
                                         -------     -------
Totals                                   422,600     282,900
                                         =======     =======

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matter was submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's single class of common stock issued and outstanding traded under the symbol "ROPR" on the NASDAQ National Market System (the "NASDAQ") from February 1992 through October 31, 1996. On November 1, 1996, trading of the common stock on the NASDAQ ceased and trading on the New York Stock Exchange ("NYSE") commenced under the symbol "ROP". Following is the range of high and low sales prices for the Company's common stock as reported by NASDAQ and the NYSE, respectively, during each of the Company's fiscal 1997 and 1996 quarters, as adjusted for the August 1, 1997 2-for-1 stock split. The last sales price reported by the NYSE on December 31, 1997, was $28.250.

                                  HIGH      LOW
                                  ----      ---
          1997    1/st/ QUARTER  $21.938  $18.563
                  2/nd/ QUARTER   23.063   19.750
                  3/rd/ QUARTER   28.750   20.188
                  4/th/ QUARTER   34.875   25.500

          1996    1/st/ Quarter   20.500   17.375
                  2/nd/ Quarter   26.375   19.500
                  3/rd/ Quarter   24.625   18.000
                  4/th/ Quarter   24.750   17.500

     Based on information available to the Company and its transfer agent, the Company believes that as of December 31, 1997 there were approximately 306 record holders of its common stock.

     DIVIDEND POLICY.    The Company has declared a cash dividend in each fiscal
quarter since its February 1992 initial public offering. Giving effect to a September 1993 and August 1997 2-for-1 stock splits, its initial quarterly dividend rate was $.01 per share. The quarterly rate was increased to $.015 per share contemporaneously with the 1993 stock split, to $.025 per share in the 1994 fourth quarter, to $.0375 per share in the 1995 fourth quarter, to $.045 per share in the 1996 fourth quarter and to $.06 per share in the fourth quarter ended October 31, 1997. However, the timing, declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to the amount, if any, that will be available for the declaration of cash dividends in the future.

     RECENT SALES OF UNREGISTERED SECURITIES. During fiscal 1997 the Company completed three negotiated acquisitions of new businesses or product lines; the May acquisitions of all of the operating assets of Princeton and, by merger, all of the outstanding capital stock of Petrotech, and the October acquisition (through Uson L.P.) of all of the operating assets of IDS. A portion of the purchase price for each of these acquisitions was paid in unregistered shares of the Company's common stock. These shares were not registered with the Securities and Exchange Commission in reliance upon the exemption from such registration afforded under Section 4(2) of the Securities Act of 1933, as amended, principally because of the limited number of persons to whom the shares were issued. The acquisition agreements provided that the value of the restricted shares paid at closing was to be determined by the average of the closing prices of the Company's common stock reported by the NYSE for each of several days before and/or after the closing date.

     The following table sets forth information as to the Company's issuance of unregistered shares of its common stock (adjusted to reflect the August 1997 2-for-1stock split) in connection with new business acquisitions completed during fiscal 1997:

          Date                    Acquisition  Shares Issued     Agreed Value
          ----                    -----------  -------------     ------------
          5/16/97                 Princeton    138,188           $2,640,054

          5/30/97                 Petrotech    262,296            5,720,000

          10/31/97                  IDS         14,473              352,000

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated selected financial data presented below has been derived from the Company's audited consolidated financial statements and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. All share data have been restated to reflect 2-for-1 stock splits in August 1997 and September 1993.

                                                                    YEAR ENDED OCTOBER 31,
                                               ---------------------------------------------------------------------------
                                                  1997/(1)/       1996/(2)/       1995/(3)/      1994/(4)/     1993/(5)/
                                               --------------   -------------   -------------  ------------  -------------
                                                         (Dollars in thousands except per share data)
OPERATIONS DATA:
  Net sales                                     $   298,236      $   225,651     $   175,421    $  147,683    $   132,530
  Gross profit                                      153,389          115,924          93,803        78,384         68,425
  Income from operations                             60,870           47,272          37,411        32,930         30,320
  Earnings before accounting changes                 36,350           28,857          23,271        20,862         19,058
  Accounting Changes/6/                                   -                -               -          (720)             -
  Net earnings applicable to common shares      $    36,350      $    28,857     $    23,271    $   20,142    $    19,058
                                               ==============   =============   =============  ============  =============
PER SHARE DATA:
  Net earnings applicable to common shares      $      1.16      $      0.93     $      0.77    $     0.67    $      0.64
                                               ==============   =============   =============  ============  =============
  Dividends                                     $     0.195      $     0.158     $     0.113    $    0.070    $     0.045
                                               ==============   =============   =============  ============  =============
BALANCE SHEET DATA:
  Working capital                               $    86,954      $    45,007     $    38,077    $    32,406   $    13,973
  Long-term debt, less current portion               99,638           63,373          20,150         16,683         9,909
  Stockholders' equity                              177,869          137,396         105,595         82,864        62,408
  Total assets                                      329,320          242,953         155,381        121,982        94,210


(1) Reflects inclusion of Gatan and FMI for the full year as compared to five months in the prior year; and inclusion of Princeton (5 months), Petrotech (5 months) and IDS (balance sheet only) in 1997.
(2) Reflects inclusion of Uson for the full year as compared to eight months in the prior year; inclusion of Metrix for full year as compared to one month in the prior year; and inclusion of Gatan and FMI for five months in 1996.
(3) Reflects inclusion of ISL for the full year as compared to two months in the prior year; and inclusion of Uson and Metrix for eight months and one month, respectively, in 1995.
(4) Reflects inclusion of Integrated Designs for the full year as compared to one month in the prior year.
(5) Reflects inclusion of Integrated Designs for one month.
(6) Cumulative effect of adopting SFAS No. 106 and No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and selected financial data included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     GENERAL

     The following tables set forth selected information for the years indicated. Amounts are dollars in thousands and percentages are of net sales.

                                                                   YEAR ENDED OCTOBER 31,
                                                               ------------------------------

                                                                 1997        1996         1995
                                                               -------      ------      -------
Net sales                                                       100.0%      100.0%      100.0%
Cost of sales                                                    48.6         48.6       46.5
                                                               ------        -----      -----
Gross profit                                                     51.4         51.4       53.5
Selling, general and administrative expenses                     31.0         30.5       32.2
                                                               ------        -----      -----
Income from operations                                           20.4         20.9       21.3
Interest expense                                                  2.0          1.4        1.1
Other income                                                      0.1          0.1        0.3
                                                               ------        -----      -----
Earnings before income taxes                                     18.5         19.6       20.5
Income taxes                                                      6.3          6.8        7.3
                                                               ------        -----      -----
Net earnings                                                     12.2%        12.8%      13.2%
                                                               =======       =====      =====

                                                            YEAR ENDED OCTOBER 31,
                                              ---------------------------------------------------
                                                   1997                 1996             1995
                                              --------------      ---------------     -----------
                                                 $     %             $       %         $      %
                                              ------ -------      ------  -------    ----- ------
INDUSTRIAL CONTROLS: /(1)(2)/
 Net sales                                    123,129             98,197             75,032
 Gross profit                                  61,756   50.2      52,468    53.4     43,170  57.5
 Operating profit /(3)/                        22,402   18.2      21,075    21.5     14,110  18.8
FLUID HANDLING: /(4)/
 Net sales                                     94,175             86,094             73,973
 Gross profit                                  43,213   45.9      38,686    44.9     35,665  48.2
 Operating profit /(3)/                        25,853   27.5      24,026    27.9     23,132  31.3
ANALYTICAL INSTRUMENTATION: /(5)(6)(7)/
 Net sales                                     80,932             41,360             26,416
 Gross profit                                  48,420   59.8      24,770    59.9     14,968  56.7
 Operating profit /(3)/                        18,292   22.6       6,377    15.4      3,819  14.5

_________________
/(1)/ Includes results of Metrix from September 29, 1995.
/(2)/ Includes results of Petrotech from May 30, 1997.
/(3)/ Excludes any allocation of corporate administrative costs.  Such costs were $5,677 in 1997, $4,206 in 1996 and $3,650 in 1995.
/(4)/ Includes results of FMI from May 23, 1996.
/(5)/ Includes results of Uson from February 28, 1995.
/(6)/ Includes results of Gatan from June 1, 1996.
/(7)/ Includes results of Princeton from May 17, 1997.

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

     Net sales for 1997 of $298.2 million represents the fifth consecutive year that the Company has established a record high. Sales were $225.7 million in 1996. The increased sales during 1997 were due mostly to the inclusion of the results of Gatan and FMI for the entire year (each of these companies was acquired during May 1996 and combined, contributed $30.8 million of additional revenues) and the inclusion of Princeton and Petrotech for part of 1997 (each of these companies was acquired during May 1997 and combined, contributed $42.6 million of sales in 1997). Excluding these four companies, net sales for 1997 was approximately the same as 1996.

     Metrix and Uson each had very strong sales growth in 1997 (in excess of 20%) primarily due to increased volume. Integrated Designs reported decreased sales of about 20% due to continued adverse conditions affecting the cyclical semiconductor equipment industry. Integrated Design's sales continue to significantly trail the level reported during the first two quarters of 1996. ISL reported sales about 16% lower in 1997 compared to 1996. The largest reason for ISL's decreased sales was the strengthened U.S. Dollar during 1997 relative to the French Franc (about 10%), the functional currency for most of ISL's sales. Another factor contributing to ISL's lower sales was its restructuring which resulted in the disposal of small sales subsidiaries in the U.K. and Brazil. CCC also reported lower sales (about 4%) in 1997 compared to 1996. CCC had significant sales to its primary customers in the CIS, RAO Gazprom, and Ukraine Gazprom during 1996 ($23.3 million) that exceeded comparable 1997 sales ($14.9 million). Both of these customers were unable to finalize their respective financing programs to make purchases at similar levels in 1997.

     Net sales for the Industrial Controls segment (up $24.9 million, or 25%) increased mostly due to the inclusion of Petrotech for the last five months of 1997. The increased sales at Metrix was largely offset by a sales decline at CCC, where 18% gains in the core business were more than offset by declines in the CIS business as noted above. Net sales for the Fluid Handling segment (up $8.1 million, or 9%) increased mostly due to the inclusion of FMI for all of 1997 compared to only five months in 1996. The decrease in Integrated Designs sales was partially offset by higher sales at Roper Pump. Net sales for the Analytical Instrumentation segment (up $39.6 million, or 96%) increased mostly due to the inclusion of Gatan for all of 1997 compared to the last five months of 1996 and the inclusion of Princeton since its acquisition in May 1997. The increased sales reported by Uson were largely offset by decreased sales by ISL.

     The increase in gross profit in 1997 ($153.4 million in 1997 compared to $115.9 million in 1996) is also due mostly to Gatan, FMI, Princeton and Petrotech which were acquired over the past two years. Excluding these companies, gross profit increased $3.4 million in 1997 even though sales were relatively flat. Gross profit increased in each of the operating companies except for Integrated Designs and ISL, whose decreases were directly related to decreased sales. Despite the drop in sales, CCC's gross profit improved due to a favorable product mix and certain cost reduction efforts.

     Industrial Controls gross profit increased (up $9.3 million, or 18%) mostly due to the inclusion of Petrotech ($5.8 million) for the last five months of 1997. Gross profit also increased at CCC ($2.6 million) as discussed previously. Fluid Handling gross profit increased (up $4.5 million, or 12%) mostly due to including FMI for a full year compared to only part of 1996. Analytical Instrumentation gross profit increased (up $23.6 million, or 95%) mostly due to the inclusion of

Gatan for all of 1997 compared to only part of 1996 ($14.1 million) and the inclusion of Princeton for the latter part of 1997 ($9.4 million).

     The overall gross profit percentage in 1997 equals that of 1996 (51.4%), despite the increased profitability mentioned earlier. This is due to the acquisition of Petrotech, whose typical gross profit percentage is significantly less than that of the Company's other operating units. Excluding Petrotech, the Company would have reported consolidated gross profit of 54.0%, or an increase of 2.6% compared to 1996. This increase is mostly due to the product mix and cost improvements at CCC, whose gross margin percentage is up almost 8% compared to 1996 and the high margins on increased sales at Gatan (full year vs. partial year). Excluding Petrotech, Industrial Controls would have reported gross profit of 57.1% compared to 53.4% in 1996 due to the improvements at CCC. Gross profit percentages in 1997 for the Fluid Handling and Analytical Instrumentation segments are each within about 1% of the amounts reported in 1996. Other than CCC, the gross profit percentages reported by each of the Company's operating units are considered relatively comparable between 1997 and 1996 (within 5%).

     Selling, general and administrative expenses ("SG&A") increased $23.9 million, or 34.8%, during 1997 compared to 1996. Most of the increase ($18.4 million) is due to the additional costs associated with those companies acquired during the past two years. CCC also reported additional costs of $5.5 million, mostly due to efforts over the past eighteen months to increase the infrastructure supporting the anticipated increased business with RAO Gazprom and other opportunities in the area.

     SG&A expenses for Industrial Controls increased (up $8.0 million, or 25%) mostly due to the additional costs reported at CCC and the inclusion of Petrotech ($2.9 million). SG&A expenses for Fluid Handling increased (up $2.7 million, or 18%) mostly due to the full year vs. partial year effects of FMI ($2.0 million). SG&A expenses for Analytical Instrumentation increased (up $11.7 million, or 64%) mostly due to the full year vs. partial year effects of Gatan ($7.7 million) and the inclusion of Princeton in 1997 ($5.8 million). Partially offsetting these increases were decreased costs at ISL due to the benefits of the restructuring program executed early in 1997 and exchange rate fluctuations.

     As a percentage of sales, consolidated SG&A expenses was 31.0% in 1997 compared to 30.4% in 1996. Most of the increase is due to higher research and development ("R&D") spending ($14.2 million in 1997, 4.8% of sales, compared to $8.7 million in 1996, 3.9% of sales) associated with the higher technology products at Gatan and Princeton. These two companies account for $4.2 million
of the increase.   Other R&D spending increases reflect a continuing commitment to new product development at all companies. Selling expenses and administrative expenses decreased slightly as a percentage of sales (less than 1%) as a result of volume leverage and cost containment programs.

     Interest expense increased $2.8 million during 1997 compared to 1996. This increase is due to the full-year effect of the additional borrowings used to finance most of the acquisition costs of Gatan and FMI (each acquired in May
1996) and the partial-year effect of the 1997 acquisitions of Princeton and Petrotech.

     The Company's effective tax rate was 34.0% in 1997 compared to 34.8% in 1996. The lower effective tax rate in 1997 results from greater utilization of Foreign Sales Corporation ("FSC") benefits. Utilization of the Company's FSC essentially results in income taxes on U.S. export sales being at about one-third of the U.S. statutory rate. The recently acquired Gatan, Princeton and Petrotech all have significant export sales.

     Reflecting the foregoing, net earnings were $36.4 million, or $1.16 per common share, in 1997 compared to $28.9 million, or $0.93 per common share, in 1996. All per share amounts have been adjusted to reflect the 2-for-1 stock split (in the form of a 100% stock dividend) that was paid on August 1, 1997.

     Bookings during 1997 ($297.6 million) increased 29% compared to 1996 ($230.4 million). Most of this increase is due to the impact of the companies acquired over the past two years ($61.2 million). Excluding these companies, bookings during 1997 increased 3% compared to 1996. This increase is due to strength in the Industrial Controls segment (up 8%, mostly due to Amot and Metrix). Fluid Handling and Analytical Instrumentation each reported slightly lower bookings in 1997 for those companies included in all of both 1997 and 1996 (no individual company changed greater than 10%). On a pro forma basis to include Gatan and FMI bookings since November 1, 1995 and Princeton and Petrotech bookings since the comparable date in 1996 as their acquisition date in 1997, bookings are up 4% in 1997 compared to 1996.

     Sales order backlog was $82.6 million and $56.2 million at October 31, 1997 and 1996, respectively. Most of the increase ($21.0 million) represents the backlog at Princeton and Petrotech, which were acquired during 1997. On a pro forma basis to include these companies backlog at October 31, 1996, the 1997 backlog is 5% greater than 1996.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

     Net sales for 1996 of $225.7 million were at record levels for the fourth consecutive year, reflecting an increase of 29% over 1995. Each of the Company's business segments achieved double-digit sales growth. For the
Industrial Controls segment net sales increased by $23.2 million, or 30%.   A
31% increase in net sales from CCC, despite a modest 9% increase in its business with RAO Gazprom, and the inclusion of Metrix for a full year, were the primary
contributors to the increase.   The CCC sales gains included the first
significant orders shipped to customers other than RAO Gazprom in the CIS following establishment of a significant local infrastructure. Also, CCC made significant gains in other international markets for processing plant compressor controls. Other contributors to sales gains within the Industrial Controls segment included favorable market conditions in certain of the core markets and incremental sales on new products. The Fluid Handling segment experienced net sales gains of $12.1 million, or 16%, with the inclusion of FMI for five months and the continued growth from Cornell Pump and Integrated Designs. This offset a 4% decline in Roper Pump's net sales resulting from weak demand in the early
quarters for rotary gear and progressive cavity pumps.   Record first half sales
at Integrated Designs were eroded by lower third and fourth quarter sales as a result of a cyclical decline in the semiconductor industry, but still showed a full year growth of 18% from continued international market gains, particularly in Asia. The Analytical Instrumentation segment reported net sales increases of $14.9 million, or 57%, with the inclusion of Gatan for five months and net sales gains at the other two businesses. These sales gains were principally attributable to incremental sales on new products, expansion into the medical supplies testing market and international market expansion.

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

     Gross profit of $115.9 million in 1996 increased by $22.1 million over the same period in 1995, while the gross margin decreased to 51.4% from 53.5% for 1995. This margin reduction was contributed to by similar margin impacts from both Industrial Controls and Fluid Handling segments as offset by improved margins in the Analytical Instrumentation segment. The gross margin for the Industrial Controls segment declined to 53.4% from 57.5%. This was largely attributable to more low margin, buy-out products sold to RAO Gazprom and increased engineering and infrastructure costs supporting CCC's operations in the CIS. The gross margin for the Fluid Handling segment declined to 44.9% from 48.2% in 1995, primarily due to lower margins at Integrated Designs caused by increased discounted sales to OEM's and vendor price increases. The margins at Integrated Designs returned close to historical levels for the last month of the fiscal year. Gross margins for the Analytical Instrumentation segment increased to 59.9% from 56.7% in 1995 reflecting the higher margin rates from the acquisition of Gatan and margin improvements at ISL and Uson, both of which benefited from the leverage of additional volume, cost reduction efforts and price increases on products sold.

     SG&A expenses increased by $12.3 million to $68.7 million, an increase of 21.8%. SG&A expenses as a percentage of net sales reduced to 30.5% from 32.2% in 1995. This reduction is attributable to the Industrial Controls segment where SG&A expenses reduced to 31.9% of sales in 1996, from 37.5% in 1995, and was principally the result of lower R&D costs at CCC where the Series 4 design was stabilized and from reduced bonus compensation in 1996. R&D expenses were $8.7 million in 1996, an increase of $2.8 million, reflecting the increased investment required in higher technology products throughout the Company.

     Income from operations increased by $9.9 million to $47.3 million. The operating margin declined to 20.9% versus 21.3% in 1995. In the Industrial Controls segment, operating profit (before allocation of corporate administrative expenses) increased by $7.0 million to $21.1 million; 21.5% of sales, principally due to increased sales at CCC and the full year inclusion of Metrix results. Operating profits (before allocation of corporate administrative expenses) of the Fluid Handling segment increased by $0.9 million to $24.0 million; 27.9% of sales, with the inclusion of FMI offsetting margin-related declines at Integrated Designs and volume-related declines at Roper Pump. The Analytical Instrumentation segment increased operating profits by 67% to $6.4 million; 15.4% of sales, largely as a result of the acquisition of Gatan.

     Interest expense increased by $1.3 million, or 68%, due to the additional borrowings for the 1996 acquisitions. The decrease in other income results from lower royalties collected under a license fee agreement.

     The Company's effective tax rate was 34.8% in 1996 as compared to 35.4% in 1995. The effective tax rate was reduced from the statutory rate largely because of the favorable tax treatment afforded export sales attributed to its FSC and a lower state tax burden.

     Reflecting the foregoing, net earnings were $28.9 million or $0.93 per common share, in

1996 as compared to $23.3 million or $0.77 per common share, for 1995.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations and credit available under its NationsBank credit agreement are the Company's primary sources of short-term liquidity. In 1997, the Company generated $35.4 million of cash from operations, compared to $33.1 million and $26.2 million in 1996 and 1995, respectively. The increased operating cash flow in 1997 principally resulted from higher earnings which were partially offset by additional investments in working capital.

     Working capital increased significantly ($42 million) during 1997 to a total of $87 million at October 31, 1997. Most of the increase ($26 million) is due to the working capital at October 31, 1997 of Princeton, Petrotech and IDS, which were acquired during the year. The major components of the increased working capital are accounts receivable ($28 million, $21 million due to the 1997 acquisitions), inventories ($19 million, $16 million due to the 1997 acquisitions), less current liability increases in accounts payable ($5 million, $4 million due the 1997 acquisitions) and accrued liabilities ($7 million, $6 million due to the 1997 acquisitions).

     An additional $6 million of working capital at October 31, 1997 is invested in CCC accounts receivable and inventories compared to last year. CCC has not collected certain receivables, primarily from RAO Gazprom, as anticipated and inventories were built up at October 31, 1997 in anticipation of sales to RAO Gazprom that have been delayed due to continuing financing issues. The Company anticipates that all receivables from RAO Gazprom will be collected and that RAO Gazprom will resolve its financing issues in fiscal 1998. Further shipments to RAO Gazprom may also be affected by RAO Gazprom's ability to secure financing arrangements acceptable to the Company and are subject to uncertainty as described below in "Outlook".

     The 1997 acquisitions were financed primarily with long-term debt and equity. At October 31, 1996, approximately $6 million of borrowings under the Company's NationsBank credit facility was classified as current in accordance with the terms of the agreement. During 1997, this agreement was amended and restated such that there are no longer any interim pay-down requirements.

     Capital expenditures in 1997 were $5.0 million, compared to $5.0 million and $3.2 million in 1996 and 1995, respectively. Inclusion of Gatan and FMI for a full year in 1997 and Princeton and Petrotech since their acquisition added approximately $1.3 million of capital expenditures in 1997 compared to 1996. Offsetting this increase was decreased spending at other companies. The Company believes that it can absorb anticipated sales growth without any significant expansion in manufacturing facilities, that capital requirements will generally be confined to ongoing replacement and upgrading of current machinery and facilities. Capital expenditures have historically not been very significant (never greater than 3% of sales in recent years) and this trend is expected to continue in 1998. The approximate doubling of the Company's cost for buildings is attributable to two buildings acquired pursuant to the 1997 acquisitions.

     The increase in intangible assets reflects approximately $35 million of additions for the excess of acquisition costs over the fair value of net assets acquired for the three companies that were acquired during 1997 (Princeton - $20.7 million, Petrotech - $8.9 million and IDS - $3.7 million).

     The increase in other noncurrent assets and other noncurrent liabilities is primarily a reclassification within the balance sheet to separately reflect liabilities arising from insurable losses and the associated amounts receivable from the insurance companies. The estimated total of insurable settlements and payments by insurance companies is approximately $3 million.

     In May 1997 the Company amended and restated its NationsBank then-existing credit agreement raising the borrowing capacity to $200 million, up from $100 million. Total borrowings under this agreement were approximately $98 million at October 31, 1997 compared to approximately $67 million at October 31, 1996.
This increase in debt during 1997 resulted primarily from financing the acquisitions of Princeton, Petrotech and IDS. Total cash acquisition costs were approximately $55 million.

     Total debt to total capitalization was 36.5% and 33.8% at October 31, 1997 and 1996, respectively, indicating (in management's opinion) a relatively modest level of financial leverage. The slight increase in leverage is due to higher debt levels largely offset by the Company's record earnings and the value of the Company's common stock used to partially fund the acquisitions completed during the year. At October 31, 1997 the Company had $102 million of additional borrowing capacity under its NationsBank credit agreement, the material terms and conditions of which are set out in Note 8 of the Company's consolidated financial statements included elsewhere in this report. Most of the Company's borrowings are LIBOR-based with maturities generally within 30 days. Over longer terms, the Company's interest expense is influenced by the volatility of financial markets. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates and other factors. The Company is exploring transactions that would reduce exposure to interest rate fluctuations. No such transactions have currently been entered into.

     Total stockholders' equity increased by $40 million to $178 million, an increase of 29%. Major components of this increase include current year net earnings of $36 million and $11 million of the Company's common stock issued pursuant to acquisitions, and stock option exercises. Dividends paid on common stock were $6 million in 1997, an increase of 26% compared to 1996. Increased dividend payments are primarily the result of higher dividend rates per share in 1997 compared to 1996. Quarterly rates in 1997 ranged from 20% to 33% higher than the comparable quarters in 1996. Although the Company has a history of paying dividends each quarter since its IPO in February 1992 and it has increased the dividend rate per share annually since 1993, future dividends and rate changes are at the discretion of the Company's board of directors and cannot be assured.

     The Company believes that internally generated cash flow and available unused credit facilities will continue to be adequate to fund normal operating requirements, capital expenditures, debt service costs and dividends. However, the rate at which the Company can reduce its debt in 1998 (and the avoidance of associated interest expense) will be significantly affected by the timing and magnitude of any financing requirements of any new acquisitions.

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

OUTLOOK

     With incoming orders of about $80 million for each of the last two quarters of 1997 (fourth quarter bookings were about 9% higher than the comparable quarter last year) and a backlog of $82.7 million, the Company expects its three business segments to continue their growth in sales and earnings absent any material adverse change in the market and business conditions.

      As previously announced, the Company acquired IDS on October 31, 1997.
IDS will be included in the Company's Analytical Instrumentation segment. Effective December 1, 1997 the Company acquired Flow Technology, formerly EG&G Flow Technology, Inc., which will be included in the Company's Fluid Handling segment. The annual sales of these two businesses prior to acquisition was approximately $15 million in total and the Company anticipates these acquisitions will have immediate favorable contributions to earnings. The Company also continues working to close another acquisition of a company that would become a part of its Analytical Instrumentation segment, as previously announced. This transaction is currently undergoing review by the Federal Trade Commission, which has delayed the earliest-case timetable described in the Company's third quarter Form 10-Q. It is also subject to final negotiation and execution of a purchase agreement. Pending satisfactory resolution of these contingencies, the Company expects that it will be able to complete this transaction during the early part of calendar 1998.

     The Company has been informed by RAO Gazprom that it will discontinue its efforts to obtain U.S. Export-Import Bank guaranteed financing to fund equipment purchases under an existing turbomachinery controls equipment supply contract with CCC. RAO Gazprom has expressed its continuing commitment to this supply contract and has indicated that funds will be made available in 1998 out of their general credit facilities. However, in light of RAO Gazprom's past difficulties in carrying out its financing intentions, the Company will proceed cautiously until it is reasonably assured that RAO Gazprom can fully fund its business with CCC at the levels and on the schedule provided for in the supply contract.

     In the event that RAO Gazprom is unable to provide this assurance by mid-year, the Company may walk away from much or all of this opportunity because of the prohibitive cost of maintaining the infrastructure needed to support such sales. Additionally, such a circumstance may place collection of existing accounts receivable at risk. See Note 10 and Note 13 of the Company's consolidated financial statements in this regard.

     The Company believes that most "Year 2000" issues associated with its business systems and products have already been resolved and that there are no further significant costs associated with addressing any remaining matters.

     The Company expects to continue an active acquisition program. However, completion of future acquisitions will be dependent on numerous factors and, unless otherwise indicated, it is not feasible to reasonably estimate when any such acquisitions will occur, what the financing requirements will be or what the impact will be on the Company's activities, financial condition and results of operations.

     The Financial Accounting Standards Board has issued several new accounting and reporting standards that are applicable to the Company and will become effective at the Company over the next several years. The issues most applicable to the Company include disclosures related to earnings per share reporting, comprehensive income reporting and business segment reporting. Once adopted, the information to be presented in accordance with these new standards is not expected to significantly affect the Company's disclosures. See Note 1 to the Company's consolidated financial statements for further discussion of the specific new pronouncements.

FORWARD LOOKING INFORMATION

     The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission and in other press releases or public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and timing of future business with RAO Gazprom, the integration and performance of IDS and Flow Technology, the completion of any additional acquisitions and the impact money market volatility can have on the Company's leveraged capital structure. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition or financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                                 PAGE
Consolidated Financial Statements:
 Independent Auditors' Report..................................  F-2

 Consolidated Balance Sheets as of October 31, 1997 and 1996...  F-3

 Consolidated Statements of Earnings for the Years ended
   October 31, 1997, 1996 and 1995.............................  F-4

 Consolidated Statements of Stockholders' Equity for the
   Years ended October 31, 1997, 1996 and 1995.................  F-5

 Consolidated Statements of Cash Flows for the Years ended
   October 31, 1997, 1996 and 1995.............................  F-6

 Notes to Consolidated Financial Statements....................  F-7

Supplementary Data:
 Schedule II - Consolidated Valuation and Qualifying Accounts
   for the Years ended October 31, 1997, 1996 and 1995.........  S-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/ KPMG Peat Marwick LLP

Atlanta, Georgia
December 5, 1997

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 1997 and 1996

                   (Dollars in thousands, except share data)

                   Assets                                           1997       1996
                   ------                                         ---------  --------
Current assets:
 Cash and cash equivalents                                        $    649   $    423
 Accounts receivable, net                                           78,752     50,659
 Inventories                                                        50,199     31,133
 Other current assets                                                2,290      2,298
                                                                  --------   --------
      Total current assets                                         131,890     84,513

Property, plant and equipment, net                                  31,395     23,959
Intangible assets, net                                             154,255    127,670
Other assets                                                        11,780      6,811
                                                                  --------   --------

      Total assets                                                $329,320   $242,953
                                                                  ========   ========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Current liabilities:
 Accounts payable                                                 $ 15,654   $ 11,004
 Accrued liabilities                                                25,231     17,965
 Income taxes payable                                                1,564      3,723
 Current portion of long-term debt                                   2,487      6,814
                                                                  --------   --------
      Total current liabilities                                     44,936     39,506

Long-term debt                                                      99,638     63,373
Other liabilities                                                    6,877      2,678
                                                                  --------   --------
      Total liabilities                                            151,451    105,557
                                                                  --------   --------
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized;
   none outstanding                                                      -          -
 Common stock, $.01 par value; 80,000,000 shares authorized;
   30,919,637 and 30,322,972 issued and outstanding at
   October 31, 1997 and 1996, respectively                             309        303
 Additional paid-in capital                                         61,950     50,742
 Cumulative translation adjustments                                   (937)       177
 Retained earnings                                                 116,547     86,174
                                                                  --------   --------
      Total stockholders' equity                                   177,869    137,396
                                                                  --------   --------

      Total liabilities and stockholders' equity                  $329,320   $242,953
                                                                  ========   ========

See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                  Years ended October 31, 1997, 1996 and 1995

                   (Dollars in thousands, except share data)

                                                         1997      1996      1995
                                                       --------  --------  --------
Net sales                                              $298,236  $225,651  $175,421
Cost of sales                                           144,847   109,727    81,618
                                                       --------  --------  --------

Gross profit                                            153,389   115,924    93,803

Selling, general and administrative expenses             92,519    68,652    56,392
                                                       --------  --------  --------

Income from operations                                   60,870    47,272    37,411

Interest expense                                          6,048     3,282     1,952
Other income                                                278       250       542
                                                       --------  --------  --------

Earnings before income taxes                             55,100    44,240    36,001

Income taxes                                             18,750    15,383    12,730
                                                       --------  --------  --------

Net earnings                                           $ 36,350  $ 28,857  $ 23,271
                                                       ========  ========  ========

Net earnings per common and common equivalent share       $1.16     $0.93     $0.77
                                                       ========  ========  ========
Weighted average common and common equivalent
 shares outstanding                                      31,458    30,882    30,260
                                                       ========  ========  ========

See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended October 31, 1997, 1996 and 1995

                   (Dollars in thousands, except share data)

                                                             Additional    Currency
                                           Common stock       paid-in    translation   Retained
                                        -------------------
                                         Shares*    Amount*   capital*   adjustments   earnings     Total
                                        ----------  -------  ----------  ------------  ---------  ---------
Balances at October 31, 1994            29,603,966     $296     $40,049      $   374   $ 42,145   $ 82,864
Net earnings                                     -        -           -            -     23,271     23,271
Common stock issued for an
  acquisition                              145,132        2       1,812            -          -      1,814
Exercise of stock options                  126,336        1         733            -          -        734
Currency translation adjustments                 -        -           -          261          -        261
Cash dividends ($0.1125 per share)               -        -           -            -     (3,349)    (3,349)
                                        ----------     ----     -------  -----------   --------   --------

Balances at October 31, 1995            29,875,434      299      42,594          635     62,067    105,595
Net earnings                                     -        -           -            -     28,857     28,857
Common stock issued for an
  acquisition                              248,052        2       5,698            -          -      5,700
Common stock issued under
  incentive bonus plan                      75,106        1       1,351            -          -      1,352
Exercise of stock options                  124,380        1       1,099            -          -      1,100
Currency translation adjustments                 -        -           -         (458)         -       (458)
Cash dividends ($0.1575 per share)               -        -           -            -     (4,750)    (4,750)
                                        ----------     ----     -------  -----------   --------   --------

Balances at October 31, 1996            30,322,972      303      50,742          177     86,174    137,396

Net earnings                                     -        -           -            -     36,350     36,350
Common shares issued for
  acquisitions                             415,407        4       8,708            -          -      8,712
Common stock issued under
  incentive bonus plan                      10,000        -         245            -          -        245
Exercise of stock options
  (inclusove of tax benefit of $500)       171,258        2       2,255            -          -      2,257
Currency translation adjustments                 -        -           -       (1,114)         -     (1,114)
Cash dividends ($0.1950 per share)               -        -           -            -     (5,977)    (5,977)
                                        ----------     ----     -------  -----------   --------   --------

Balances at October 31, 1997            30,919,637     $309     $61,950      $  (937)  $116,547   $177,869
                                        ==========     ====     =======  ===========   ========   ========

* Amounts prior to August 1, 1997 have been restated to reflect the 2-for-1 stock split (in the form of a 100% stock dividend) that was paid on August 1, 1997.



See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended October 31, 1997, 1996 and 1995

                            (Dollars in thousands)


                                       1997       1996       1995
                                     ---------  ---------  ---------
Cash flows from operating
 activities:
 Net earnings                        $ 36,350   $ 28,857   $ 23,271
 Adjustments to reconcile net
  earnings to net cash
   provided by operating
    activities:
    Depreciation and amortization
     of property, plant
     and equipment                      5,367      4,140      3,251
    Amortization of intangible
     assets                             6,033      3,711      2,737
    Changes in operating assets
     and liabilities:
     Accounts receivable              (10,876)    (7,470)    (5,553)
     Inventories                        2,303       (469)    (2,833)
     Accounts payable and accrued
      liabilities                      (2,357)     4,817      3,687
     Income taxes payable              (1,585)    (1,909)     1,496
     Other, net                           168      1,409        163
                                     --------   --------   --------
      Net cash provided by
       operating activities            35,403     33,086     26,219
                                     --------   --------   --------

Cash flows from investing
 activities:
 Acquisitions of businesses, net
  of cash acquired                    (55,311)   (74,878)   (24,187)
 Capital expenditures                  (4,984)    (5,010)    (3,194)
 Other, net                              (163)         5         19
                                     --------   --------   --------
      Net cash used in investing
       activities                     (60,458)   (79,883)   (27,362)
                                     --------   --------   --------

Cash flows from financing
 activities:
 Proceeds from long-term debt          94,845    101,456     38,732
 Principal payments on long-term
  debt                                (65,180)   (51,979)   (35,203)
 Cash dividends to stockholders        (5,977)    (4,750)    (3,349)
 Proceeds from stock option
  exercises                             1,762      1,100        734
 Other, net                              (116)      (866)       525
                                     --------   --------   --------
      Net cash provided by
       financing activities            25,334     44,961      1,439
                                     --------   --------   --------

Effect of exchange rate changes on
 cash                                     (53)       (63)         3
                                     --------   --------   --------

      Net increase (decrease) in
       cash and cash equivalents          226     (1,899)       299

Cash and cash equivalents,
 beginning of year                        423      2,322      2,023
                                     --------   --------   --------

Cash and cash equivalents, end of
 year                                $    649   $    423   $  2,322
                                     ========   ========   ========



See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1997, 1996, and 1995

                   (Dollars in thousands, except share data)


(1) Summary of Accounting Policies
    ------------------------------

    Basis of Presentation - The consolidated financial statements include the
    ---------------------
    accounts of Roper Industries, Inc. ("the Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. On August 1, 1997, the Company paid a 2-for-1 stock split on its common stock in the form of a 100% stock dividend. All amounts related to common stock prior to August 1, 1997 have been restated to reflect the stock split.

    Cash and Cash Equivalents - The Company considers highly liquid financial
    -------------------------
    instruments with original maturities of three months or less to be cash equivalents.

    Accounts Receivable - Accounts receivable are stated net of the allowance
    -------------------
    for doubtful accounts of $1,866 and $992 at October 31, 1997 and 1996, respectively.

    Inventories - Inventories are valued at the lower of cost or market.
    -----------
    Subsidiaries of the Company use either the first-in, first-out cost method ("FIFO") or the last-in, first-out cost method ("LIFO"). Inventories valued at LIFO cost comprised approximately 17% and 24% of consolidated inventories at October 31, 1997 and 1996, respectively.

    One of the Companies subsidiaries had a decrement in its LIFO reserve during 1997. The impact of this decrement on the Company's consolidated results of operations was immaterial.

    Property, Plant, and Equipment and Depreciation - Property, plant, and
    -----------------------------------------------
    equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings                            20-30 years
          Machinery                             8-12 years
          Tooling                                  3 years
          Other equipment                        3-5 years

    Revenue Recognition - Revenues under certain long-term contracts are
    -------------------
    recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. Estimated losses on such contracts are recognized immediately. All other revenue is recognized as products are shipped or services are rendered.

    Fair Value of Financial Instruments - The Company's carrying value of long-
    -----------------------------------
    term debt approximates fair value since the rates are tied to floating rates. The carrying value of all other financial instruments equals or approximates fair value due to their short-term nature.


                                                                  (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


    Intangible Assets - Intangible assets consist principally of goodwill, which
    -----------------
    is amortized on a straight-line basis over periods ranging from 15 to 40 years. The accumulated amortization for intangible assets was $14,402 and $8,593 at October 31, 1997 and 1996, respectively. The Company accounts for goodwill in a business combination as the excess of the purchase cost over the fair value of the net assets acquired. Other intangible assets are recorded at cost. On an ongoing basis, management reviews the valuation and amortization periods of intangible assets. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired enterprise. Based upon such reviews as of October 31, 1997 and 1996, management considers the unamortized balances of goodwill or other intangible assets to be recoverable.

    Income Taxes - The Company has not provided deferred taxes on the
    ------------
    accumulated undistributed earnings of its foreign subsidiaries, as substantially all such earnings are intended to be permanently reinvested. At October 31, 1997, the accumulated undistributed earnings totaled approximately $8,000. The amount of U.S. tax due if such earnings were repatriated approximates $3,000 and would be substantially offset by allowable foreign tax credits. The Company also has not provided for any foreign withholding taxes due on the repatriation of such earnings.

    Research and Development - Research and development costs include salaries
    ------------------------
    and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled approximately $14,200, $8,700 and $5,900 for the years ended October 31, 1997, 1996, and 1995, respectively.

    Foreign Currency Translation - Assets and liabilities of foreign
    ----------------------------
    subsidiaries are translated at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected as a separate component of stockholders' equity.

    Use of Estimates - Management of the Company has made a number of estimates
    ----------------
    and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    Reclassifications - Certain reclassifications were made to prior year
    -----------------
    amounts to conform to the presentation adopted in fiscal 1997.


                                                                  (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


    Earnings Per Common and Common Equivalent Share - Earnings per common and
    -----------------------------------------------
    common equivalent share are calculated based on the weighted average number of restated shares of common stock and common stock equivalents outstanding during the respective periods. The dilutive effect of common stock equivalents is determined using the treasury stock method. Common stock equivalents consist of stock options and deferred stock grants. The fully-diluted results have not been presented since they are not significantly different than the primary results.

    A reconciliation between the weighted average actual outstanding shares and the weighted average common and common share equivalents outstanding used for earnings per share calculations is presented below for the years ended October 31:


                                                             1997    1996    1995
                                                            ------  ------  ------
      Average actual common shares outstanding              30,580  30,112  29,752
      Average common stock equivalents outstanding             878     770     508
                                                            ------  ------  ------
         Primary shares outstanding                         31,458  30,882  30,260
      Incremental fully-dilutive equivalents outstanding        84      10     152
                                                            ------  ------  ------
         Fully-diluted shares outstanding                   31,542  30,892  30,412
                                                            ======  ======  ======

    Recently Released Accounting and Reporting Pronouncements - Statement of
    ---------------------------------------------------------
    Financial Standards ("SFAS") 128 - Earnings Per Share ("EPS") establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS will be calculated using income available to common stockholders divided by average shares outstanding (it excludes common stock equivalents that are used in calculating primary EPS). Diluted EPS per SFAS 128 is computed similarly to fully-diluted EPS pursuant to the to-be superceded accounting rules. SFAS 128 is applicable to the Company beginning with its first fiscal 1998 quarter ending January 31, 1998. Early adoption is not permitted. Once adopted, prior period data will be restated. For the Company, basic EPS is expected to be slightly higher than primary EPS.

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

    SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information redefines the way that public companies report information about their business segments. The statement intends to align reportable segments and certain disclosures with how the operations are managed internally. It also modifies certain geographic disclosures to be identified by country instead of geographic region. SFAS 131 is applicable to the Company beginning with its year-end reporting in fiscal 1999. The impact of this statement on the Company's disclosures is not expected to be significant.


                                                                  (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


(2) Business Acquisitions
    ---------------------

    On October 31, 1997, a wholly-owned subsidiary of the Company acquired the operating assets of Industrial Data Systems, Inc. ("IDS") for total consideration of approximately $4,800, consisting of $4,400 cash and approximately 14,000 shares of Company common stock. Acquisition costs include approximately $100 of transaction costs incurred by the Company. Goodwill of approximately $3,700 will be amortized over 15 years.

    IDS, based in Salt Lake City, Utah, is a leading manufacturer of leak testing instrumentation primarily for the medical and industrial supplies industry.

    On May 30, 1997, a wholly-owned subsidiary of the Company completed the acquisition of all of the capital stock of Petrotech, Inc., a Louisiana corporation ("Petrotech"). The purchase price consisted of approximately $6,500 of cash (net of cash acquired) and approximately 263,000 shares of Company common stock. In addition, approximately $8,100 of Petrotech debt was assumed. Other direct costs of the acquisition total approximately $300. The excess of the acquisition costs over the fair value of the net assets acquired (approximately $8,900) is being amortized straight-line over 15 years.

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

    The purchase price consisted of approximately $35,700 of cash (net of cash acquired) and approximately 138,000 shares of Company common stock. Transaction costs and other direct costs of the acquisition total approximately $400. A total of 92,124 shares of Roper common stock was placed in an escrow account to secure certain of the seller's indemnification obligations associated with the acquisition of Princeton. Goodwill of approximately $20,700 is being amortized straight-line over 30 years.

    Princeton designs, manufactures and markets spectral and digital imaging cameras and is a technological and market leader worldwide in most of its market segments. Princeton supplies a diverse end-user base that includes the scientific research market, industrial research markets and various industrial process markets.


                                                                  (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


    On May 31, 1996, the Company acquired the stock of Gatan International, Inc. (collectively, with its subsidiaries referred to as "Gatan") for approximately $48,600, net of cash acquired. Costs associated with the acquisition totaled approximately $1,500. Of the total consideration paid, approximately $34,500 represents goodwill and is being amortized over 30 years. Gatan is engaged in the business of manufacturing analytical systems and products used in the operation of transmission and scanning electron microscopes.

    On May 22, 1996, the Company acquired the assets of Fluid Metering, Inc. ("FMI") for approximately $30,200, consisting of (i) $23,000 in cash; (ii) 248,052 shares of the Company's common stock; (iii) $1,124 cash paid to FMI June 21, 1996 to fund the redemption of its outstanding debentures; and (iv) $400 in cash to be paid in equal installments on May 22, 1997 and 1998. The cash portion of the purchase price paid at closing was financed under the Company's then-existing credit agreement. Costs associated with the acquisition totaled approximately $509. Of the total consideration paid, $27,200 represents goodwill and is being amortized over 30 years. FMI is engaged in the business of manufacturing low-flow, precision dispense pumps.

    On September 29, 1995, the Company acquired the assets of Metrix Instrument Co. ("Metrix") for approximately $11,600 in cash, plus approximately $437 in acquisition costs. Of the total consideration paid, $9,200 represents goodwill and is being amortized over a 20 years. In conjunction with the acquisition of Metrix, the Company also purchased the building in which Metrix operates for $451. Metrix is engaged in the business of manufacturing vibration monitoring equipment for rotating machinery such as engines, turbines, fans, and pumps.

    On March 6, 1995, the Company acquired the assets of Uson Corporation ("Uson") for approximately $11,900 in cash and also acquired the stock of Prex Corporation (an affiliate) for 145,132 shares of the Company's stock. Costs associated with these acquisitions totaled approximately $498. Of the total consideration paid, $9,500 represents goodwill and is being amortized over 15 years. Both Uson and its affiliate manufacture microprocessor based control products used for leak testing in the automotive, machine tool, and medical industries.

    All of the preceding acquisitions were accounted for using the purchase method of accounting and, accordingly, the assets and liabilities assumed were recorded at their fair values based upon appraisals and other analyses. The results of operations of the acquired companies subsequent to their acquisition by the Company have been included in the consolidated results of operations of the Company.


                                                                  (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


    The following unaudited pro forma summary presents the Company's consolidated results of operations as if the acquisitions during fiscal 1997 and 1996 had occurred at the beginning of fiscal 1996.

                                    Year ended October 31,
                                    ----------------------
                                      1997          1996
                                    --------     ---------

          Net sales                 $333,061     $312,088
                                    ========     ========
          Net earnings                37,990       33,532
                                    ========     ========
          Net earnings per share        1.20         1.07
                                    ========     ========

(3) Supplemental Cash Flow Information
    ----------------------------------

    A summary of annual supplemental cash flow information for the years ended October 31 is as follows:

                                                                           1997        1996        1995
                                                                         --------     -------     -------
     Cash paid during the year for:
          Interest                                                       $  7,409     $ 2,048     $ 1,739
                                                                         ========     =======     =======
          Income taxes, net of refunds received                          $ 20,207     $16,203     $11,378
                                                                         ========     =======     =======

     Noncash investing activities:
          Net assets of businesses acquired:
               Fair value of assets, including goodwill                  $ 81,431     $82,311     $27,468
               Liabilities assumed                                        (17,408)       (757)     (1,034)
               Common stock issued                                         (8,712)     (5,700)     (1,814)
                                                                         --------     -------     -------
                    Cash paid, net of cash acquired                      $ 55,311     $75,854     $24,620
                                                                         ========     =======     =======

(4) Inventories
    -----------

    The components of inventories at October 31 are as follows:

                                                1997        1996
                                               -----       -----
          Raw materials and supplies           $25,729     $19,226
          Work in process                       13,715       5,905
          Finished products                     12,398       7,548
          Less LIFO reserve                     (1,643)     (1,546)
                                               -------     -------
                                               $50,199     $31,133
                                               =======     =======


                                                                  (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


(5)  Property, Plant and Equipment
     -----------------------------

    The components of property, plant, and equipment at October 31 are as follows:

                                                                  1997      1996
                                                                 -------  -------
             Land                                                $ 1,151  $ 1,171
             Buildings                                            14,034    7,894
             Machinery, tooling and other equipment               47,817   41,581
                                                                 -------  -------
                                                                  63,002   50,646
             Less accumulated depreciation and amortization       31,607   26,687
                                                                 -------  -------
                                                                 $31,395  $23,959
                                                                 =======  =======

(6) Accrued Liabilities
    -------------------

    Accrued liabilities at October 31 consist of:

                                               1997     1996
                                              -------  -------
             Wages and other compensation     $12,137  $ 8,546
             Commissions                        4,339    3,326
             Other                              8,755    6,093
                                              -------  -------
                                              $25,231  $17,965
                                              =======  =======

(7) Income Taxes
    ------------

    Earnings before income taxes for the years ended October 31 consist of the following components:

                           1997      1996      1995
                          -------   -------  -------
             Domestic     $47,704   $36,930  $30,007
             Foreign        7,396     7,310    5,994
                          -------   -------  -------
                          $55,100   $44,240  $36,001
                          =======   =======  =======

    Components of the income tax expense for the years ended October 31 are as follows:

                                           1997      1996     1995
                                         -------   -------  -------
             Current:
              Federal                    $15,414   $11,492  $ 9,832
              State                          993       845    1,131
              Foreign                      2,574     2,630    2,063
            Deferred expense (benefit)      (231)      416     (296)
                                         -------   -------  -------
                                         $18,750   $15,383  $12,730
                                         =======   =======  =======


                                                                (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended October 31 is as follows:

                                                                                     1997     1996     1995
                                                                                    -------  -------  -------
       Federal statutory rate                                                         35.0%    35.0%    35.0%
       State income taxes, net of federal benefit                                      1.2      1.3      2.0
       Exempt income of Foreign Sales Corporation                                     (4.0)    (1.7)    (1.2)
       Goodwill amortization                                                           1.5      1.6      1.0
       Other                                                                           0.3     (1.4)    (1.4)
                                                                                    ------   ------   ------
                                                                                      34.0%    34.8%    35.4%
                                                                                    ======   ======   ======

     Components of the deferred tax assets and liabilities at October 31 are as follows:

                                                                                           1997     1996
                                                                                          ------   ------
       Deferred tax assets:
         Postretirement medical benefits                                                  $  496   $  446
         Reserves and accrued expenses                                                     2,380    1,286
         Net operating loss carryforward                                                     805        -
         Amortizable intangible assets                                                     4,311    4,738
                                                                                          ------   ------
              Total deferred tax assets                                                    7,992    6,470
                                                                                          ------   ------

       Deferred tax liabilities:
         Inventories                                                                          31      486
         Domestic International Sales Corporation                                          1,072        -
         Other                                                                               507      634
                                                                                          ------   ------
              Total deferred tax liabilities                                               1,610    1,120
                                                                                          ------   ------

              Net deferred tax asset                                                      $6,382   $5,350
                                                                                          ======   ======

     The Company has not recognized a valuation allowance as all deferred tax assets are deemed to be realizable against future taxable income.

(8)  Long-Term Debt
     --------------

     Long-term debt at October 31 consists of the following:

                                                                                            1997     1996
                                                                                          --------  -------
       NationsBank credit facility                                                        $ 97,914  $67,175
       Industrial revenue bonds                                                              1,120    1,445
       Other                                                                                 3,091    1,567
                                                                                          --------  -------
                                                                                           102,125   70,187
       Less current portion                                                                  2,487    6,814
                                                                                          --------  -------
                                                                                          $ 99,638  $63,373
                                                                                          ========  =======

                                                            (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     Future maturities of long-term debt for each of the next five yearsending October 31 and thereafter are as follows:

       Year ending October 31,                              Amount
       -----------------------                              ------
            1998                                            $  2,487
            1999                                                 475
            2000                                                 555
            2001                                                 101
            2002                                              98,134
            Thereafter                                           373
                                                            --------
                                                            $102,125
                                                            ========

     NationsBank credit facility
     ---------------------------

     On May 15, 1997, the Company secured a new $200 million revolving credit facility by the amendment and restatement of its principal credit agreement which theretofore had provided for a $100 million facility. Financing under the new agreement continues to be provided by a syndication of financial institutions whose agent is NationsBank, N.A. (South). The agreement requires annual commitment fees ranging from 0.15% to 0.30% on the unused portion of the total credit commitment, payable quarterly.

     Borrowings under the NationsBank agreement accrue interest at the Company's option at either a function of the prime rate or LIBOR and are secured only by a pledge of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10,000 sublimit for letters of credit under this agreement. The weighted average interest rate on the outstanding borrowings under this facility was 6.21% at October 31, 1997.

     At October 31, 1997, the Company had $102,086 in availability under the NationsBank facility.

     The NationsBank credit agreement generally provides for, among other things, restrictions on future acquisitions and maintenance of certain minimum consolidated tangible net worth and other financial ratios. As of October 31, 1997, the Company was in compliance with all such covenants. At October 31, 1997, the Company had approximately $24,000 available for common stock dividends under the most restrictive covenant of this agreement. This agreement is effective through May 31, 2002.

(9)  Retirement and Other Benefit Plans
     ----------------------------------

     The Company maintains defined contribution retirement plans under the provisions of Section 401 of the Internal Revenue Code covering substantially all domestic employees not subject to collective bargaining agreements. The Company partially matches employee contributions, and its costs related to the plans were $2,530, $2,065 and $1,609 in fiscal 1997, 1996 and 1995, respectively.

                                                              (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     The Company also maintains a defined benefit retirement plan covering employees of a foreign subsidiary. The costs associated with this plan are not material.

     The Company also provides postretirement medical benefits for employees at several of its domestic subsidiaries. The costs associated with this plan and accumulated benefit obligations are not material.

(10) Contingencies
     -------------

     The Company, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability. The Company is vigorously contesting all product liability lawsuits which, in general, are based upon claims of the kind which have been customary over the past several years. Based upon the Company's past experience with resolution of its product liability claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position or results of operations of the Company. Included in other noncurrent assets at October 31, 1997 are estimated insurable settlements receivable from insurance companies of approximately $3,000.

     Over the past four years, one of the Company's subsidiaries, Compressor Controls, has made sales of approximately $127 million to large natural gas distribution companies in the CIS ("Commonwealth of Independent States"). Certain of this business has been on an open account basis. Included in accounts receivable at October 31, 1997 are amounts due from and acknowledged by such customers totaling $14,062, of which $10,234 is due from RAO Gazprom (a Russian energy company). The collection period of these open accounts receivable has been significantly longer than experienced in the Company's core business. Furthermore, the economic and political climate for these companies may be subject to change such that recovery may become uncertain. Management has closely reviewed the continuing pattern of debt collection and considers all amounts to be recoverable at this time.

(11) Common Stock Transactions
     -------------------------

     The Company's restated Certificate of Incorporation provides that each outstanding share of the Company's common stock entitles the holder thereof to five votes per share, except that holders of outstanding shares with respect to which there has been a change in beneficial ownership during the four years immediately preceding the applicable record date will be entitled to one vote per share.

     The Company had an incentive stock bonus plan with an executive of one of its subsidiary companies that provided for the issuance of up to 10,000 shares of the Company's common stock based on the financial performance of the subsidiary company for a 12 month period ended during fiscal 1997. All 10,000 shares were earned and distributed during 1997.

                                                            (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     The Company had another incentive stock bonus plan for certain key executives at one of its other subsidiary companies. This plan provided for the issuance of up to a maximum of 124,000 common shares per year if the agreed-upon financial performance objectives were achieved and covered the four-year period ended October 31, 1996. Under the plan, participants could elect to apply a portion of the shares earned, based on market value at the date of issuance, to fund the withholding tax requirement. In 1995, the maximum number of shares was earned; the actual number of shares issued was less because certain recipients opted to apply a portion of their award to tax withholdings. No shares were earned in 1996.

     In July 1996, the Company entered into an incentive stock bonus agreement with one of its corporate executives. This agreement provides for the issuance of 20,000 common shares if agreed-upon stock performance objectives are achieved. The agreement is without a time limit.

     On January 8, 1996, the Company's Board of Directors (the "Board") adopted a Shareholder Rights Plan and declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board's consent. Two Rights may be exercised to acquire one one-thousandth of a newly issued share of the Company's Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase the Company's common stock having a market value at such time of twice the Right's exercise price. The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights will expire on January 8, 2006.

(12) Stock Options
     -------------

     The Company has a Stock Option Plan (the "Plan"), as amended, which authorizes the issuance of up to 3,500,000 shares of common stock to certain directors, key employees, and consultants of the Company and its subsidiaries as incentive and/or nonqualified options. Options under the Plan may be granted through December 17, 2001 at prices not less than 100% of market value of the underlying stock at the date of grant. These options vest ratably over a five-year period from the date of the grant. Options expire ten years from the date of grant. Payment of the option price may be made in cash, extension of loans by the Company, or by tendering shares of the Company's common stock having a fair market value equal to the aggregate option price.

                                                            (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands, except per share data)


   The Company also has a stock option plan for non-employee directors (the "Non-employee Director Plan"). The Non-employee Director Plan provides for each Non-employee director appointed or elected to the Board initial options to purchase 20,000 shares of the Company's common stock and thereafter options to purchase an additional 4,000 shares per annum under terms and conditions similar to the Plan, except that following their grant, all options will become fully vested at the time of the Annual Meeting of Shareholders in the next fiscal year and will be exercisable ratably over five years from the date of grant.

   SFAS No. 123 - Accounting for Stock-Based Compensation modifies the accounting and reporting standards for the Company's stock-based compensation plans. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its financial statements. The Company has elected to provide the pro forma disclosures.

   A summary of stock option transactions under these plans is shown below:

                                                     Outstanding options                Exercisable options
                                                  ------------------------              --------------------
                                                                  Average                          Average
                                                                  exercise                         exercise
                                                     Number         price                 Number     price
                                                  ------------    --------              ---------  ---------
   October 31, 1994                                     1,693,200   $10.65                 167,400    $ 6.00

   Fiscal 1995 activity:
     Granted                                              257,200    13.01
     Exercised                                           (126,336)    6.57
     Canceled                                             (41,674)   12.46
                                                        ---------

   October 31, 1995                                     1,782,390    11.27                 410,870      9.61

   Fiscal 1996 activity:
     Granted                                              543,600    19.89
     Exercised                                           (124,380)    8.76
     Canceled                                             (23,320)   15.15
                                                        ---------

   October 31, 1996                                     2,178,290    13.51                 676,650     10.43

   Fiscal 1997 activity:
     Granted                                              204,900    22.18
     Exercised                                           (171,258)   10.29
     Canceled                                             (79,740)   16.06
                                                        ---------

   October 31, 1997                                     2,132,192   $14.51                 995,413    $11.58
                                                        =========

                                                            (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


   Options outstanding and exercisable at October 31, 1997 are summarized below.

                                                Outstanding options                  Exercisable options
                                  -----------------------------------------------  -----------------------
             Exercise                 #       Weighted avg.      Weighted avg.        #     Weighted avg.
              Price                Options   exercise  price    remaining life     Options  exercise price
             --------             ---------  ---------------  -------------------  -------  --------------
         $ 3.75 - $10.00            510,036           $ 6.00            5.0 years  416,614          $ 5.82
          10.01 -  15.00            396,970            12.10            6.9 years  184,148           12.17
          15.01 -  20.00            867,586            17.22            7.0 years  360,771           16.84
          20.01 -  24.50            357,600            22.74            9.0 years   33,880           23.03
                                  ---------           ------           ----------  -------          ------

         $ 3.75 - $24.50          2,132,192           $14.51            6.9 years  995,413          $11.58
                                  =========           ======           ==========  =======          ======

   For pro forma disclosure purposes, the weighted-average grant-date fair value of options granted during the year ended October 31, 1997 and 1996 were $8.66 per share and $7.76 per share, respectively. All options granted during each of the years ended October 31, 1997, 1996 and 1995 were at exercise prices equal to the market price of the Company's common stock when granted.

   Grant date fair values were determined using the Black-Scholes option-pricing model. Factors used in the model include (a) a risk-free interest rate of 6.25%; (b) an average expected option life of 7 years; (c) an expected volatility of 20%-27%; and (d) an expected dividend yield of 0.75%.

   Had the Company recognized compensation expense for the fair value of options granted during fiscal 1997 and 1996 in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been as presented below. The pro forma effects on earnings for fiscal 1997 and 1996 do not include the effects of options granted prior to fiscal 1996 since the provisions of SFAS 123 are not applicable to these options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 1997 and 1996 may not be representative of the pro forma effects in future years. Based on the historical vesting schedule of the Company's option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future option grants is at the discretion of the Company's Board and cannot be assured.

                                                  1997     1996
                                                 -------  -------
          Net earnings, as reported              $36,350  $28,857
          Net earnings, pro forma                 35,110   27,917

          Net earnings per share, as reported    $  1.16  $  0.93
          Net earnings per share, pro forma         1.12     0.90

                                                            (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


(13) Segment and Geographic Area Information
     ---------------------------------------

     The Company's operations are grouped into three business segments: the Industrial Controls ("IC") segment, the Fluid Handling ("FH") segment and the Analytical Instrumentation ("AI") segment. The Industrial Controls segment's products include thermostatic valves, pneumatic panel components, pressure and temperature sensors, microprocessor-based turbomachinery control systems and associated engineering services, and vibration monitoring instruments. Products included within the Fluid Handling segment are rotary gear, progressing cavity, positive displacement, and centrifugal pumps and precision chemical dispensing products for the semiconductor industry. The Analytical Instrumentation segment's products include petroleum product analysis/test equipment, microprocessor-based leak testers, cooled CCD cameras and detectors and analytical products used in the operation of transmission and scanning electron microscopes.

     Sales between geographic areas are primarily of finished products and are accounted for at cost plus a profit margin. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. Income and expenses not allocated to business segments or geographic areas include investment income, interest expense, and corporate administrative costs.

     Identifiable assets are those assets used exclusively in the operations of each business segment or geographic area, or which are allocated when used jointly. Corporate assets are principally comprised of recoverable insurance claims, cash, deferred compensation assets and property and equipment.

                                                                     (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     The following table shows net sales, income from operations, and other financial information by industry segment for the years ended October 31:

                                         IC       FH        AI     Corporate    Total
                                      --------  -------  --------  ----------  --------
     1997
     ----
     Net sales                        $123,129  $94,175  $ 80,932    $     -   $298,236
     Operating profit                   22,402   25,853    18,292     (5,677)    60,870
     Identifiable assets               118,386   69,117   134,970      6,847    329,320
     Depreciation and amortization       3,712    2,844     4,347        497     11,400
     Capital expenditures                1,817    1,693     1,347        127      4,984

     1996
     ----
     Net sales                        $ 98,197  $86,094  $ 41,360    $     -   $225,651
     Operating profit                   21,075   24,026     6,377     (4,206)    47,272
     Identifiable assets                84,845   71,405    84,048      2,655    242,953
     Depreciation and amortization       2,909    2,184     2,538        220      7,851
     Capital expenditures                1,991    2,300       446        273      5,010

     1995
     ----
     Net sales                        $ 75,032  $73,973  $ 26,416    $     -   $175,421
     Operating profit                   14,110   23,132     3,819     (3,650)    37,411
     Identifiable assets                81,972   39,045    30,590      3,774    155,381
     Depreciation and amortization       2,901    1,664     1,225        198      5,988
     Capital expenditures                1,066    1,596       432        100      3,194

     The Company's Industrial Controls segment has significant business and credit concentrations in the oil and gas related industries. The Company performs ongoing credit evaluations of customers, and allowances are maintained for potential credit losses. Net sales to the Industrial Controls segment's largest customer, RAO Gazprom, were $14,742, $18,311 and $16,831 for the years ended October 31, 1997, 1996, and 1995, respectively.

                                                                     (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     Summarized data for the Company's U.S. and foreign operations (principally in Europe) for the years ended October 31 are as follows:

                                                             Corporate
                                                            adjustments
                                       United                and elimi-
                                       States    Foreign     nations     Total
                                      ---------  --------   ---------- ----------
     1997
     ----
     Sales to unaffiliated customers    $259,583     $38,653  $      -   $298,236
     Sales between geographic areas        7,326       3,795   (11,121)         -
                                        --------     -------  --------   --------
        Net sales                       $266,909     $42,448  $(11,121)  $298,236
                                        ========     =======  ========   ========

     Operating profit                   $ 59,286     $ 7,267  $      -   $ 66,547
     General corporate expenses                -           -    (5,677)    (5,677)
                                        --------     -------  --------   --------
        Income from operations          $ 59,286     $ 7,267  $ (5,677)  $ 60,870
                                        ========     =======  ========   ========

     Identifiable assets                $292,936     $29,537  $  6,847   $329,320
                                        ========     =======  ========   ========

     1996
     ----
     Sales to unaffiliated customers    $195,048     $30,603  $      -   $225,651
     Sales between geographic areas        2,334         740    (3,074)         -
                                        --------     -------  --------   --------
        Net sales                       $197,382     $31,343  $ (3,074)  $225,651
                                        ========     =======  ========   ========

     Operating profit                   $ 44,497     $ 6,981  $      -   $ 51,478
     General corporate expenses                -           -    (4,206)    (4,206)
                                        --------     -------  --------   --------
        Income from operations          $ 44,497     $ 6,981  $ (4,206)  $ 47,272
                                        ========     =======  ========   ========

     Identifiable assets                $214,751     $25,547  $  2,655   $242,953
                                        ========     =======  ========   ========

     1995
     ----
     Sales to unaffiliated customers    $144,141     $31,280  $      -   $175,421
     Sales between geographic areas          860         770    (1,630)         -
                                        --------     -------  --------   --------
        Net sales                       $145,001     $32,050  $ (1,630)  $175,421
                                        ========     =======  ========   ========

     Operating profit                   $ 34,789     $ 6,272  $      -   $ 41,061
     General corporate expenses                -           -    (3,650)    (3,650)
                                        --------     -------  --------   --------
        Income from operations          $ 34,789     $ 6,272  $ (3,650)  $ 37,411
                                        ========     =======  ========   ========

     Identifiable assets                $125,970     $25,637  $  3,774   $155,381
                                        ========     =======  ========   ========

     Export sales from the United States during the year ended October 31, 1997 were approximately $111,000. These exports were shipped primarily to Asia and the Far East (29%), Europe (23%), Russia (14%) and Canada (10%).

                                                                     (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


     Sales outside the United States account for a significant portion of the Company's revenues and are summarized by business segment and by geographic area as follows:

                                  IC       FH        AI      Total
                                ------- --------   ------    ------
     1997
     ----
     Canada                     $ 5,347  $ 4,908  $ 1,069  $ 11,324
     Europe                      22,125    3,439   18,741    44,305
     CIS                         15,805        4      734    16,543
     Japan                          122    2,944   12,959    16,025
     Asia and Far East            9,215    2,818    4,453    16,486
     South & Central America      7,410    1,264    2,409    11,083
     Other                       17,407    1,490    3,447    22,344
                                -------  -------  -------  --------
        Total                   $77,431  $16,867  $43,812  $138,110
                                =======  =======  =======  ========

     1996
     ----
     Canada                     $ 3,671  $ 3,861  $   832  $  8,364
     Europe                      23,806    1,994    8,937    34,737
     CIS                         25,440        -      800    26,240
     Japan                           77    4,355    3,422     7,854
     Asia and Far East            5,347    3,215    2,952    11,514
     South & Central America      3,956    1,079    1,738     6,773
     Other                        8,114      587    3,459    12,160
                                -------  -------  -------  --------
        Total                   $70,411  $15,091  $22,140  $107,642
                                =======  =======  =======  ========

     1995
     ----
     Canada                     $ 3,565  $ 3,482  $   182  $  7,229
     Europe                      20,061    1,846    5,753    27,660
     CIS                         17,411        -    1,294    18,705
     Japan                           59      850      261     1,170
     Asia and Far East            4,028    1,944    2,069     8,041
     South & Central America      1,926      810    1,640     4,384
     Other                        5,096      360    2,249     7,697
                                -------  -------  -------  --------
        Total                   $52,146  $ 9,292  $13,448  $ 74,886
                                =======  =======  =======  ========

                                                                     (Continued)

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


(14) Quarterly Financial Data (Unaudited)
     ------------------------------------


                                          Fiscal 1997 quarters
                                  ----------------------------------
                                   First   Second    Third   Fourth
                                  -------  -------  -------  -------
     Net sales                    $55,108  $67,019  $88,523  $87,586
     Gross profit                  29,436   36,970   44,783   42,200
     Net earnings                   5,830   10,146   11,630    8,744
     Earnings per common share    $  0.19  $  0.33  $  0.37  $  0.27
                                  =======  =======  =======  =======

                                           Fiscal 1996 quarters
                                  ----------------------------------
                                   First   Second    Third   Fourth
                                  -------  -------  -------  -------

     Net sales                    $52,896  $47,105  $59,947  $65,703
     Gross profit                  29,000   22,500   29,688   34,736
     Net earnings                   8,809    5,653    6,989    7,406
     Earnings per common share    $  0.29  $  0.18  $  0.23  $  0.23
                                  =======  =======  =======  =======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

         Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 1997, 1996 and 1995

                           (In thousands of dollars)

                                                     Additions
                                                   (deductions)
                                                      charged
                                       Balance at   (credited)                        Balance
                                       beginning   to costs and                       at end
             Description                of year      expenses     Deductions   Other  of year
             -----------               ---------  -------------   ----------   -----  -------
Allowance for doubtful accounts:

 Year ended October 31, 1997                  992         1,053         (714)    535    1,866
 Year ended October 31, 1996                  990            19         (160)    143      992
 Year ended October 31, 1995                  552           616         (348)    170      990

Reserve for inventory obsolescence:

 Year ended October 31, 1997                1,310         1,037         (516)    222    2,053
 Year ended October 31, 1996                  605           892         (621)    434    1,310
 Year ended October 31, 1995                  487           541         (436)     13      605

   Deductions from the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable. Deductions from the inventory obsolescence reserve represent the disposal of obsolete inventory items.

   Other is principally the allowance for doubtful accounts and reserve for inventory obsolescence of acquired businesses at the dates of acquisition.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Proposal 1: Election Of Four (4) Directors"
and   " -- Executive Officers", and "VOTING SECURITIES -- Compliance with
Section 16 (a) of the Securities Exchange Act of 1934" contained in the Company's definitive Proxy Statement which relates to the 1998 Annual Meeting of Stockholders of the Company to be held on February 20, 1998 (the "Proxy Statement"), to be filed within 120 days after the close of the Company's 1997 fiscal year, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Reference is made to the information included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Meetings of the Board and Board Committees; Compensation of Directors", "--Related Transactions", and " -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions", and " COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by this reference.

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

  (a)(2) Consolidated Financial Statement Schedules
         ------------------------------------------

          The following consolidated financial statement schedule on Page S-1 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

          II. Consolidated Valuation and Qualifying Accounts for the Years Ended October 31, 1997, 1996 and 1995.

   (b).   Reports on Form 8-K
          -------------------

          None

   (c).   Exhibits
          --------

          The following exhibits are separately filed with this Annual Report on Form 10-K.

          Exhibit No.            Description of Exhibit
          -----------            -----------------------

                 *2.1    Asset Purchase Agreement (Princeton Instruments, Inc.)

                  2.2    Agreement and Plan of Merger (Petrotech, Inc.)

                  3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

                 *3.2    Amended and Restated By-Laws

               **4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

                *4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto.

             ***10.01    Lease of Milwaukee, Oregon Facility

                10.02    1991 Stock Option Plan, as amended  +

            ****10.03    Non-employee Director Stock Option Plan  +

             ***10.04    Form of Indemnification Agreement  +

                10.05    Consulting Agreement (G.L. Ohrstrom & Co.) +

                10.06    Consulting Agreement (E.D. Kenna) +

       *****10.11   Labor Agreement

               21   List of Subsidiaries

               23   Consent of Independent Auditors-KPMG Peat Marwick LLP

               27   Financial Data Schedule

___________________________

          * Incorporated herein by reference to Exhibits 2, 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

         ** Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 18, 1996.

        *** Incorporated herein by reference to Exhibits 10.8 and 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

       **** Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed on January 28, 1994.

      ***** Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on 10-K filed on January 25, 1996

          +    Management contract or compensatory plan or arrangement

                            ROPER INDUSTRIES, INC.
                                   (COMPANY)


By /S/ DERRICK N. KEY                                           January 16, 1998
---------------------------------
       Derrick N. Key
       Chairman of the Board, President
        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                      DATE
/S/ DERRICK N. KEY                Chairman of the Board, President  January 16, 1998
--------------------------------
Derrick N. Key                    and Chief Executive Officer

/S/ MARTIN S. HEADLEY             Vice President and                January 16, 1998
--------------------------------
Martin S. Headley                 Chief Financial Officer

/S/ KEVIN G. McHUGH               Controller                        January 16, 1998
--------------------------------
Kevin G. McHugh

/S/ W. LAWRENCE BANKS             Director                          January 16, 1998
--------------------------------
W. Lawrence Banks

/S/ LUITPOLD VON BRAUN            Director                          January 16, 1998
--------------------------------
Luitpold von Braun

/S/ DONALD G. CALDER              Director                          January 16, 1998
--------------------------------
Donald G. Calder

/S/ JOHN F. FORT, III             Director                          January 16, 1998
--------------------------------
John F. Fort, III

/S/ E. DOUGLAS KENNA              Director                          January 16, 1998
--------------------------------
E. Douglas Kenna

/S/ GEORGE L. OHRSTROM            Director                          January 16, 1998
--------------------------------
George L. Ohrstrom

/S/ WILBUR J. PREZZANO            Director                          January 16, 1998
--------------------------------
Wilbur J. Prezzano

/S/ GEORG GRAF SCHALL-RIAUCOUR    Director                          January 16, 1998
--------------------------------
Georg Graf Schall-Riaucour

/S/ ERIBERTO R. SCOCIMARA         Director                          January 16, 1998
--------------------------------
Eriberto R. Scocimara

/S/ CHRISTOPHER WRIGHT            Director                          January 16, 1998
--------------------------------
Christopher Wright

                                 EXHIBIT INDEX
                                 -------------



Number                              Exhibit
------                              -------


 2.1           Asset Purchase Agreement (Princeton Instruments, Inc.)
               incorporated herein by reference to Exhibit 2 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

*2.2 Agreement and Plan of Merger (Petrotech, Inc.) entered into on May 14, 1997 by and among Petrotech Acquisition, Inc., Roper Industries, Inc., Petrotech, Inc. and the shareholders of Petrotech, Inc.

 3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

 3.2           Amended and Restated By-Laws incorporated herein by reference to
               Exhibit 3 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

 4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K on January 18, 1996

 4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto, incorporated herein by reference to Exhibit 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

 10.01 Lease of Milwaukee, Oregon Facility incorporated herein by reference to Exhibit 10.8 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991

 10.02         1991 Stock Option Plan, as amended

 10.03 Non-employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K field on January 28, 1994

 10.04 Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991

 10.05         Consulting Agreement

 10.06         Consulting Agreement

 10.11 Labor Agreement, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on 10-K filed January 25, 1996

   21          List of Subsidiaries

   22          Consent of Independent Auditors-KPMG Peat Marwick LLP

   27          Financial Data Schedule

-------------------------------------------------------------------------------

* The following schedules or similar attachments to the above Exhibit have been omitted and will be furnished supplementally to the Commission upon request.

Exhibits

  Exhibit A-1 - A-3  -  Lease Agreements with respect to Leased Real Property
  Exhibit B          -  Unaudited Balance Sheet and Income Statement
  Exhibit C          -  Aged Receivables
  Exhibit D          -  Consolidated Balance Sheets
  Exhibit E-1        -  Employment Agreement of Douglas W. Moore
  Exhibit E-2        -  Employment Agreement of Terry E. Irwin
  Exhibit E-3        -  Employment Agreement of William A. Dyar
  Exhibit E-4        -  Non-Competition Agreement of Douglas W. Moore
  Exhibit E-5        -  Non-Competition Agreement of Terry E. Irwin
  Exhibit E-6        -  Non-Competition Agreement of William A. Dyar
  Exhibit F          -  Opinion of Counsel to Acquired Company
  Exhibit G          -  Estoppel Letters
  Exhibit H          -  Opinion of Counsel to Buyer
  Exhibit I          -  Resolutions of Board of Directors
  Exhibit J          -  Escrow Agreement

  Petrotech Disclosure Schedule