Form 10-Q
period 1998-01-31
ROPER INDUSTRIES INC /DE/
filed 1998-03-03
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to            .
                                             ----------  ------------

                       Commission File Number   1-12273


                            ROPER INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                 51-0263969
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)


         160 Ben Burton Road
           Bogart, Georgia                                  30622
   (Address of principal executive offices)               (Zip Code)

                                (706) 369-7170
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                      ---------   ---------

The number of shares outstanding of the Registrant's common stock as of February 27, 1998 was 31,076,034.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 1998

TABLE OF CONTENTS


                                                                    Page
                                                                    ----

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements:

              Condensed Consolidated Statements of Earnings           1

              Condensed Consolidated Balance Sheets                   2

              Condensed Consolidated Statements of Cash Flows         3

              Notes to Condensed Consolidated Financial Statements    4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       6

PART II.      OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           10

Signatures                                                           11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share data)


                                                         Three Months Ended
                                                             January 31,
                                                          1998      1997
-----------------------------------------------------------------------------

Net sales                                                $90,099   $55,108
Cost of sales                                             44,632    25,672
-----------------------------------------------------------------------------

Gross profit                                              45,467    29,436

Selling, general and administrative expenses              27,726    19,627
-----------------------------------------------------------------------------

Income from operations                                    17,741     9,809

Interest expense                                           1,809     1,302
Other income                                                 371       227
-----------------------------------------------------------------------------

Earnings before income taxes                              16,303     8,734

Income taxes                                               5,583     2,904
-----------------------------------------------------------------------------


Net earnings                                             $10,720   $ 5,830
=============================================================================

Net earnings per common
 and common equivalent share*:
    Basic                                                $  0.35   $  0.19
    Diluted                                              $  0.34   $  0.19
=============================================================================

Weighted average common and common
 equivalent shares outstanding*:
    Basic                                                 30,973    30,215
    Diluted                                               31,926    30,893
=============================================================================

Cash dividends per common share*                         $ 0.060   $ 0.045
=============================================================================

  * Prior year data has been restated giving effect to the 2-for-1 stock split in the form of a 100% stock dividend that was paid in August 1997.




See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)



                                                      January 31,  October 31,
ASSETS                                                   1998         1997
--------------------------------------------------------------------------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $  13,864    $     649
  Accounts receivable                                    67,005       78,752
  Inventories                                            50,666       50,199
  Other current assets                                    1,561        2,290
--------------------------------------------------------------------------------
    Total current assets                                133,096      131,890
--------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                                   64,578       63,002
  Accumulated depreciation and amortization             (33,050)     (31,607)
--------------------------------------------------------------------------------
    Property, plant and equipment, net                   31,528       31,395
--------------------------------------------------------------------------------

OTHER ASSETS:
  Intangible assets, net                                161,753      154,255
  Other assets                                           11,844       11,780
--------------------------------------------------------------------------------
    Total other assets                                  173,597      166,035
--------------------------------------------------------------------------------

TOTAL ASSETS                                          $ 338,221    $ 329,320
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $  14,580    $  15,654
  Accrued liabilities                                    25,788       25,231
  Income taxes payable                                    7,101        1,564
  Current portion of long-term debt                       4,164        2,487
--------------------------------------------------------------------------------
    Total current liabilities                            51,633       44,936
--------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                         92,099       99,638
  Other noncurrent liabilities                            7,257        6,877
--------------------------------------------------------------------------------
    Total noncurrent liabilities                         99,356      106,515
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                              310          309
  Additional paid-in capital                             63,143       61,950
  Cumulative translation adjustments                     (1,628)        (937)
  Retained earnings                                     125,407      116,547
--------------------------------------------------------------------------------
    Total stockholders' equity                          187,232      177,869
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 338,221    $ 329,320
================================================================================


See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                          Three Months Ended
                                                             January 31,
                                                          1998          1997
--------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                          $ 10,720    $  5,830
    Depreciation and amortization                            3,307       2,582
    Other, net                                              17,223      (5,794)
--------------------------------------------------------------------------------

         Net cash provided by operating activities          31,250       2,618
--------------------------------------------------------------------------------

Cash flows from investing activites:
    Acquisitions of businesses, net of cash acquired       (10,148)          -
    Capital expenditures                                    (1,483)       (878)
    Other, net                                                 (16)          -
--------------------------------------------------------------------------------

         Net cash used in investing activities             (11,647)       (878)
--------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from long-term debt                            11,837       4,500
    Principal payments on long-term debt                   (17,559)     (4,626)
    Dividends paid on common stock                          (1,860)     (1,365)
    Other, net                                               1,188         517
--------------------------------------------------------------------------------

        Net cash used in financing activities               (6,394)       (974)
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash                          6        (102)
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                   13,215         664

Cash and cash equivalents, beginning of period                 649         423
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $ 13,864     $ 1,087
================================================================================


    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements



1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 1998 and 1997 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.   Business Acquisitions

On February 27, 1998, a subsidiary of the Company acquired the assets of Acton Research Corporation, Inc. The purchase price was approximately $11 million and consisted of a combination of cash and Roper common stock.

Acton manufactures and markets spectrometers, monochromators and optical components and coatings for various high-end analytical applications. Another of the Company's subsidiaries, Princeton Instruments, Inc., is already a significant user and distributor of certain Acton products. Both of these companies are expected to benefit from a closer working relationship with each other. Acton will be reported in the Company's Analytical Instrumentation segment.

Effective December 1, 1997, the Company acquired the outstanding common stock of EG&G Flow Technology, Inc., an Arizona corporation, for cash consideration of approximately $10 million. The company was subsequently renamed FTI Flow Technology, Inc. ("Flow Technology").

Flow Technology, based in Phoenix, Arizona, manufactures and markets turbine flow meters, calibrators and emissions measurement equipment for aerospace, automotive and industrial markets. Flow Technology is reported in the Company's Fluid Handling segment.

Each of these acquisitions will be or has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired is or will be amortized over 20 years for Flow Technology and 15 years for Acton. Their results of operations are or will be included in the Company's reported results beginning with the effective date of the acquisition.

3.   Earnings Per Common and Common Equivalent Share

Basic earnings per common share is calculated by dividing net earnings by the weighted average common shares outstanding during the period. Diluted earnings per common and common equivalent share includes the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consist of stock options.

4.   Supplemental Cash Flow Information

Cash payments for the three months ended January 31, 1998 and 1997 included interest of $1,270,000 and $1,704,000, respectively, and income taxes of $1,320,000 and $1,339,000, respectively.

5.    Concentration of Credit Risk

At January 31, 1998, the Company had $3.4 million of trade receivables due from RAO Gazprom (compared to $10.2 million at October 31, 1997) and $3.8 million was due from Ukrainian Gazprom (compared to $3.8 million at October 31, 1997). Bothfv of these are large natural gas companies.

6.    Inventories

Inventories are summarized below (in thousands):

                                      January 31,         October 31,
                                         1998                 1997
---------------------------------------------------------------------

Raw materials and supplies            $  24,554           $   25,729
Work in process                          14,716               13,715
Finished products                        13,078               12,398
Less LIFO reserve                        (1,682)              (1,643)
---------------------------------------------------------------------

         Total                        $  50,666           $   50,199
=====================================================================

7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                              Three Months Ended
                                                   January 31,
                                         1998         1997            % Chg
-----------------------------------------------------------------------------
Net sales:
     Industrial Controls              $ 42,561      $ 16,975          150.7%
     Fluid Handling                     24,236        22,153            9.4%
     Analytical Instrumentation         23,302        15,980           45.8%
-----------------------------------------------------------------------------
             Total                    $ 90,099      $ 55,108           63.5%
=============================================================================
Gross profit:
     Industrial Controls              $ 20,582       $ 9,611          114.2%
     Fluid Handling                     10,894        10,208            6.7%
     Analytical Instrumentation         13,991         9,617           45.5%
-----------------------------------------------------------------------------
             Total                    $ 45,467      $ 29,436           54.5%
=============================================================================
Operating profit (a):
     Industrial Controls               $ 8,970       $ 1,553          477.6%
     Fluid Handling                      5,648         6,107           -7.5%
     Analytical Instrumentation          4,746         3,487           36.1%
-----------------------------------------------------------------------------
             Total                    $ 19,364      $ 11,147           73.7%
=============================================================================

(a) Operating profit is before any allocation of corporate general and administrative expenses. Corporate general and administrative expenses were $1,623 and $1,338 for the three months ended January 31, 1998 and 1997, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 ("Form 10-K").


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                                         Three Months Ended
                                                             January 31,
                                                         1998          1997
------------------------------------------------------------------------------

Net sales                                               100.0%        100.0%
Cost of sales                                            49.5%         46.6%
------------------------------------------------------------------------------

Gross profit                                             50.5%         53.4%

Selling, general and administrative expenses             30.8%         35.6%
------------------------------------------------------------------------------

Income from operations                                   19.7%         17.8%

Interest expense                                          2.0%          2.4%
Other income                                              0.4%          0.4%
------------------------------------------------------------------------------

Earnings before income taxes                             18.1%         15.8%
------------------------------------------------------------------------------

Income taxes                                              6.2%          5.2%
------------------------------------------------------------------------------

Net earnings                                             11.9%         10.6%
==============================================================================

Net sales increased $35.0 million, or 63%, during the three months ended January 31, 1998 compared to the three months ended January 31, 1997. Most of the increase was due to the inclusion of Princeton, Petrotech, Industrial Data Systems and Flow Technology (each acquired since the first quarter of fiscal
1997) in the Company's fiscal 1998 results. These companies contributed $21.9 million of sales in the first quarter of fiscal 1998. Compressor Controls also had significant shipments to RAO Gazprom at the end of the 1998 quarter compared to nominal shipments during the first quarter of fiscal 1997. The shipments to RAO Gazprom were the first significant shipments since the third quarter of fiscal 1997. Amot Controls reported increased sales of 40% due to strength across almost all of its product lines. Integrated Designs' sales increased 23% led by a 48% increase in shipments to its major OEM customers. Integrated Designs' increase in OEM activity is primarily due to the timing of certain shipments. Second quarter sales are expected to be lower compared to both the first quarter of fiscal 1998 and the second quarter of fiscal 1997. Gatan experienced a 17% decline in its sales in the first quarter of fiscal 1998 compared to the first quarter last year primarily as a result of lower booking activity, that is down over 40% compared to last year. Gatan's second quarter sales are also expected to trail its first quarter and fiscal 1997 second quarter sales.

Gross profit percentage is lower in fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to Petrotech, whose typical gross profit percentage is significantly less than that of the Company's other operating units. Excluding Petrotech, the Company would have reported consolidated gross profit of

54.6%, or a 1.2% increase compared to the first three months of fiscal 1997. The most notable improvement is at Amot Controls, where the gross profit percentage increased to 51% from 47% due to higher volume and improved product mix.

Selling, general and administrative ("SG&A") expenses increased $8.1 million, or 41%, during the three months ended January 31, 1998 compared to prior-year period. Most of the increase is due to the expenses reported by Princeton, Petrotech, Industrial Data Systems and Flow Technology (combined total of $5.4 million) during the first quarter of fiscal 1998, which were not included in the Company's results for the first quarter of fiscal 1997. SG&A expenses were also higher at Compressor Controls, reflecting the commission costs associated with significantly higher sales to RAO Gazprom.

The increase in interest expense (up $0.5 million, or 39%) during the three months ended January 31, 1998 compared to the three months ended January 31, 1997 is due to additional debt levels in fiscal 1998 resulting from the acquisitions that have occurred since May 1997.

The Company's income tax expense is recorded at an estimated effective rate based on estimates of taxable income for the entire fiscal year. The rate recorded in the first quarter of fiscal 1998 (34%) is slightly higher than the rate recorded in the first quarter of fiscal 1997 (33%), but the 1998 rate is consistent with the rate recorded for the entire 1997 fiscal year.

The net sales (in thousands) and profit margins (as a percentage of net sales) for each of the Company's business segments are listed below.

                                                 Three Months Ended
                                                     January 31,
                                               1998               1997
------------------------------------------------------------------------

Net sales:
      Industrial Controls                   $ 42,561           $ 16,975
      Fluid Handling                          24,236             22,153
      Analytical Instrumentation              23,302             15,980

Gross profit:
      Industrial Controls                       48.4%              56.6%
      Fluid Handling                            44.9%              46.1%
      Analytical Instrumentation                60.0%              60.2%

Operating profit (a):
      Industrial Controls                       21.1%               9.1%
      Fluid Handling                            23.3%              27.6%
      Analytical Instrumentation                20.4%              21.8%

(a)   Before allocation of corporate general and administrative expenses.

Net sales for Industrial Controls increased primarily due to the acquisition of Petrotech in May 1997, to Compressor Controls' significant shipments to RAO Gazprom and the improvements at Amot Controls. Net sales for Fluid Handling increased mostly due to the acquisition of Flow Technology in December 1997 and the strong quarter by Integrated Designs, which had its highest level of quarterly sales since the second quarter of fiscal 1996. Net sales for Analytical Instrumentation increased primarily due to the acquisition of Princeton in May 1997, partially offset by the decline at Gatan.

The decline in gross profit percentage in Industrial Controls in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 is primarily due to the inclusion of Petrotech results in fiscal 1998, partially offset by the improved performance at Amot Controls. Excluding Petrotech, the rest of Industrial Controls reported gross profit of 58.1% in the 1998 quarter. All Fluid Handling and Analytical Instrumentation companies reported gross profit percentages that are fairly comparable between the first quarters of fiscal 1998 and 1997.

Industrial Controls reported a higher operating profit percentage in the first quarter of fiscal 1998 compared to the first quarter of last year primarily due to the improved profitability at Compressor Controls resulting from the significant shipments to RAO Gazprom during the first quarter of fiscal 1998. Compressor Controls only had nominal shipments to RAO Gazprom during the first quarter of fiscal 1997, which resulted in an operating loss due to the significant local infrastructure costs incurred to support a much higher anticipated level of sales. Amot Controls also reported significantly improved profitability from the leverage of increased sales. Fluid Handling reported a lower operating profit percentage in the first quarter of fiscal 1998 compared to the first quarter last year due to a higher proportion of commission-generating sales in the first quarter 1998 compared to last year at Roper Pump and also its additional development costs for mud motor products incurred in the first quarter of 1998. Cornell Pump's operating profit was adversely impacted by additional personnel costs, primarily to expand its sales force. Operating profit decreased slightly at Analytical Instrumentation due to a decrease at Gatan that resulted from its lower sales activity, increased R&D activities and the fiscal 1998 costs of a sales office in Hong Kong that was established in the latter part of fiscal 1997.

For the three months ended January 31, 1998, consolidated bookings were $88.1 million, or an increase of 26% compared to the three months ended January 31, 1997. Excluding the four companies acquired since May 1997, bookings are down 6% compared to the first quarter of fiscal 1997. Most of this decrease occurred at Gatan. The economic uncertainties in Asian markets contributed to less booking activity at Gatan, Princeton and Integrated Designs (which also continues to be adversely affected by soft conditions in the semiconductor equipment industry). Gatan is also experiencing reduced bookings in Europe reflecting governmental reductions in grant and research activities. If these uncertainties continue throughout 1998, the Company expects its operations to be adversely affected.

Sales order backlog was $79.7 million and $71.5 million at January 31, 1998 and 1997, respectively. The 1997 acquisitions of Princeton, Petrotech, Industrial Data Systems and Flow Technology account for $24.6 million of the backlog at January 31, 1998. Compared to January 31, 1997, backlog changes are greatest at Compressor Controls (down $7.5 million), Gatan (down $3.7 million), Uson (down $2.6 million), Fluid Metering (down $1.7 million) and Integrated Designs (down $1.5 million). The largest reason for decreased backlog at Compressor Controls was the removal of $3.3 million of orders due to continued customer delays to arrange suitable financing. Uson has made significant progress improving its manufacturing processes over the past year to drive down its backlog. Fluid Metering's backlog is impacted by the timing of large blanket orders placed by its largest customer. Over the past two years, these large orders have been placed in the fourth quarter of fiscal 1996 and the third quarter of fiscal 1997.

Financial Condition, Liquidity and Capital Resources

Working capital declined to $81.5 million at January 31,1998 from $87.0 million at October 31, 1997. Most of the decline in working capital is due to reductions in the Company's outstanding debt. Despite spending $10 million to acquire Flow Technology in December, total debt was reduced during the quarter by $6 million. As discussed in the Company's Form 10-K, the Company has proceeded cautiously with respect to business opportunities with RAO Gazprom. The cash balance at January 31 largely represents overseas funds securing the shipments to RAO Gazprom in January, which were transferred to the U.S. in mid-February. Compressor Controls has also made significant progress reducing its accounts receivable from customers in the CIS region to $7.0 million at January 31, 1998 compared to $14.7 million at October 31, 1997. Accrued income taxes are higher at January 31, 1998 compared to October 31, 1997 because estimated U.S. tax payments based on first quarter earnings are not due until February.

The increase in intangible assets at January 31, 1998 compared to October 31, 1997 results from the excess of the purchase price over the fair value of the net assets acquired related to the acquisition of Flow Technology.

Total debt was $96.2 million at January 31, 1997 (34% of total capital) compared to $102.1 million (36% of total capital) at October 31, 1997. Less financial leverage is due to reducing total indebtedness and strong earnings increasing equity. The Company expects cash flows from its existing business will be sufficient to fund normal operating requirements, including capital expenditures. Capital expenditures in fiscal 1998 are expected to be similar to fiscal 1997.

In February 1998, the Company entered into an agreement to essentially convert $50 million of its variable-rate debt to fixed-rate debt at an interest rate of slightly less than 6%. This agreement lasts for five years.

On February 27, 1998, a subsidiary of the Company acquired the assets of Acton Research Corporation, Inc. The purchase price of approximately $11 million consisted of a combination of cash and Roper common stock. This acquisition is not considered to have a significant impact on the capital structure of the Company.

The Company has also been advised by the Federal Trade Commission ("FTC") that, after a longer-than-anticipated review, the Company's proposed acquisition of Photometrics Limited has received FTC clearance. Completion of this acquisition is still subject to negotiation of a definitive purchase agreement and there can be no assurance that this acquisition will be completed.

The Company expects to continue an active acquisition program. However, completion of future acquisitions will be dependent upon numerous factors and, unless otherwise indicated, it is not feasible to reasonably estimate when any such acquisitions will occur, what the financing requirements will be or what the impact will be on the Company's activities, financial condition and results of operations.

The Company is cautiously optimistic that RAO Gazprom will continue to provide adequate financing to support further shipments as contemplated in Compressor Controls' existing turbomachinery controls equipment supply contract with RAO Gazprom. In the event that RAO Gazprom is unable to provide such financing to support future shipments at the levels and on the schedule provided for in the supply contract, the Company maintains its position that it may walk away from much or all of this opportunity because of the prohibitive cost of maintaining the infrastructure needed to support such sales.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") 130 -- Reporting Comprehensive Income and SFAS 131 -- Disclosures about Segments of an Enterprise and Related Information that will be applicable to the Company in fiscal 1999. Once adopted, neither of these standards is expected to significantly affect the Company's disclosures.

Forward-Looking Information

The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the uncertainty of continuation, the level and the timing of future business with RAO Gazprom, future effects of financial and economic uncertainties in Asia and the uncertainties involved in completion of pending acquisitions. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition or financial results.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K


a.        Exhibits

         *3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

        **3.2  Amended and Restated By-Laws

       ***4.01 Rights Agreement between Roper Industries, Inc. and SunTrust
               Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C).

        **4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto.

     ****10.01 Lease of Milwaukee, Oregon Facility.

        *10.02 1991 Stock Option Plan, as amended+

    *****10.03 Non-employee Director Stock Option Plan+

     ****10.04 Form of Indemnification Agreement+

        *10.05 Consulting Agreement (G.L. Ohrstrom & Co.)+

        *10.06 Consulting Agreement (E.D. Kenna)+

   ******10.11 Labor Agreement

         23    Consent of Independent Auditors- KPMG Peat Marwick LLP

         27    Financial Data Schedule

b.       Reports on Form 8-K

            None
___________________________

         * Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on 10-K filed on January 21, 1998.

        ** Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

       *** Incorporated by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K on January 18, 1996.

      **** Incorporated herein by reference to Exhibit 10.8 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

     ***** Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed on January 28, 1994.

    ****** Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on 10-K filed January 25, 1996.

         +  Management contract or compensatory plan or arrangement.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Signature                         Title                     Date
  ---------                         -----                     ----

/s/ Derrick N. Key       Chief Executive Officer and       March 2, 1998
------------------       President
Derrick N. Key



/s/ Martin S. Headley    Vice President and                March 2, 1998
---------------------    Chief Financial Officer
Martin S. Headley



/s/ Kevin G. McHugh      Controller                        March 2, 1998
-------------------
Kevin G. McHugh

                                 EXHIBIT INDEX
                            TO REPORT ON FORM 10-Q


     Number          Exhibit
     ------          -------

       3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on 10-K filed on January 21, 1998

       3.2 Amended and Restated By-Laws, incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

       4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K on January 18, 1996.

       4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto, incorporated herein by reference to Exhibit 4 to the Roper Industries, inc. Current Report on Form 8-K filed June 2, 1997.

       10.01 Lease of Milwaukee, Oregon Facility incorporated herein by reference to Exhibit 10.8 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991.

       10.02  1991 Stock Option Plan, as amended

       10.03 Non-employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed on January 28, 1994.

       10.04 Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991.

       10.05  Consulting Agreement

       10.06  Consulting Agreement

       10.11 Labor Agreement, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on 10-K filed January 25, 1996.

       23     Consent on Independent Auditors-KPMG Peat Marwick LLP

       27     Financial Data Schedule