Form 10-Q
period 1998-04-30
ROPER INDUSTRIES INC /DE/
filed 1998-06-09
CIK 882835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to               .
                                        -----------    --------------

                       Commission File Number   1-12273


                             ROPER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               51-0263969
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


         160 BEN BURTON ROAD
           BOGART, GEORGIA                                  30622
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

The number of shares outstanding of the Registrant's common stock as of June 8, 1998 was 31,254,418.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 1998

TABLE OF CONTENTS

                                                                   Page
                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Earnings               1

         Condensed Consolidated Balance Sheets                       2

         Condensed Consolidated Statements of Cash Flows             3

         Notes to Condensed Consolidated Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8


PART II. OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities                    14

Item 4.  Submission of Matters to a Vote of Security Holders        14

Item 6.  Exhibits and Reports on Form 8-K                           16

         Signatures                                                 17

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share data)

                                                 Three Months Ended                      Six Months Ended
                                                      April 30,                             April 30,
                                           ------------------------------        ---------------------------------
                                              1998                1997              1998                 1997
------------------------------------------------------------------------------------------------------------------
Net sales                                   $95,995             $67,019           $186,094              $122,127
Cost of sales                                47,580              30,049             92,212                55,721
------------------------------------------------------------------------------------------------------------------

Gross profit                                 48,415              36,970             93,882                66,406

Selling, general and administrative
  expenses                                   30,745              20,539             58,471                40,166
------------------------------------------------------------------------------------------------------------------

Income from operations                       17,670              16,431             35,411                26,240

Interest expense                              1,753               1,209              3,562                 2,511
Other income                                    184                 220                555                   447
------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                 16,101              15,442             32,404                24,176

Income taxes                                  5,467               5,296             11,050                 8,200
------------------------------------------------------------------------------------------------------------------

Net earnings                                $10,634             $10,146           $ 21,354              $ 15,976
==================================================================================================================

Net earnings per common and common
  equivalent share*:
    Basic                                   $  0.34             $  0.34           $   0.69              $   0.53
    Diluted                                 $  0.33             $  0.32           $   0.67              $   0.51
==================================================================================================================

Weighted average common and common
  equivalent shares outstanding*:
    Basic                                    31,138              30,279             31,054                30,249
    Diluted                                  32,016              31,233             31,936                31,030
==================================================================================================================

* Prior year data has been restated giving effect to the 2-for-1 stock split in the form of a 100% stock dividend that was paid in August 1997.

    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     April 30,           October 31,
ASSETS                                                 1998                  1997
--------------------------------------------------------------------------------------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 10,744              $    649
  Accounts receivable                                71,054                78,752
  Inventories                                        55,292                50,199
  Other current assets                                3,293                 2,290
--------------------------------------------------------------------------------------
    Total current assets                            140,383               131,890
--------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                               66,863                63,002
  Accumulated depreciation and amortization         (34,627)              (31,607)
--------------------------------------------------------------------------------------
    Property, plant and equipment, net               32,236                31,395
--------------------------------------------------------------------------------------

OTHER ASSETS:
  Intangible assets, net                            200,860               154,255
  Other assets                                       14,474                11,780
--------------------------------------------------------------------------------------
    Total other assets                              215,334               166,035
--------------------------------------------------------------------------------------

TOTAL ASSETS                                       $387,953              $329,320
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $ 15,127              $ 15,654
  Accrued liabilities                                28,280                25,231
  Income taxes payable                                3,595                 1,564
  Current portion of long-term debt                   3,875                 2,487
--------------------------------------------------------------------------------------
    Total current liabilities                        50,877                44,936
--------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                    130,268                99,638
  Other noncurrent liabilities                        7,646                 6,877
--------------------------------------------------------------------------------------
    Total noncurrent liabilities                    137,914               106,515
--------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                          312                   309
  Additional paid-in capital                         66,132                61,950
  Cumulative translation adjustments                 (1,449)                 (937)
  Retained earnings                                 134,167               116,547
--------------------------------------------------------------------------------------
    Total stockholders' equity                      199,162               177,869
--------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $387,953              $329,320
======================================================================================

     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                              Six Months Ended
                                                                  April 30,
                                                        ----------------------------
                                                           1998              1997
------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                            $ 21,354          $ 15,976
  Depreciation and amortization                            6,829             5,076
  Other, net                                              16,456            (5,984)
------------------------------------------------------------------------------------

    Net cash provided by operating activities             44,639            15,068
------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired       (62,053)                -
  Capital expenditures                                    (2,735)           (1,788)
------------------------------------------------------------------------------------

    Net cash used in investing activities                (64,788)           (1,788)
------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term debt                            37,290             3,825
  Principal payments on long-term debt                    (5,000)          (14,174)
  Dividends paid on common stock                          (3,734)           (2,734)
  Other                                                    1,871             1,198
------------------------------------------------------------------------------------

    Net cash provided by (used in) financing activities   30,427           (11,885)
------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                     (183)              (66)
------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                 10,095             1,329

Cash and cash equivalents, beginning of period               649               423
------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $ 10,744          $  1,752
====================================================================================

    See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 1998 and 1997 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2.   ACQUISITIONS

Effective December 1, 1997, the Company acquired the outstanding common stock of EG&G Flow Technology, Inc. for cash consideration of $10.0 million. The company was subsequently renamed FTI Flow Technology, Inc. ("Flow Technology"). Flow Technology, based in Phoenix, Arizona, manufactures and markets turbine flow meters, calibrators and emissions measurement equipment for aerospace, automotive and industrial markets. Flow Technology is a member of the Company's Fluid Handling segment.

On February 27, 1998, a subsidiary of the Company acquired the assets of Acton Research Corporation ("Acton") for cash consideration of $8.9 million and approximately 75,000 restricted shares of the Company's common stock with a quoted market valuation at the time of issuance of $2.2 million. Acton, based in Acton, Massachusetts, manufactures and markets spectrometers, monochromators and optical components and coatings for various high-end analytical applications. Acton is a member of the Company's Analytical Instrumentation segment.

On March 31, 1998, the Company acquired the outstanding common stock of Photometrics, Ltd. ("Photometrics") for cash consideration of $36.3 million.

Photometrics, based in Tucson, Arizona, is a leading manufacturer and marketer of extremely sensitive cooled CCD cameras and detectors for primary and applied research markets. Subsequent to the acquisition of Photometrics, it was merged into the Company's Princeton Instruments, Inc. ("Princeton") subsidiary, a manufacturer and marketer of similar products. The combined company was renamed Roper Scientific, Inc. ("Roper Scientific") which will manage its Arizona- and New Jersey-based operations as separate divisions. Roper Scientific is a member of the Company's Analytical Instrumentation segment.

On April 30, 1998, a subsidiary of the Company acquired the assets of PMC/BETA Limited Partnership ("PMC/BETA") for cash consideration of $6.5 million. PMC/BETA, based in Natick, Massachusetts, manufactures and markets vibration monitoring equipment. PMC/BETA is a member of the Company's Industrial Controls segment.

All of the acquisitions reported thus far during fiscal 1998 have been accounted for as purchases. The consideration paid (payments to sellers and direct costs incurred by the Company) has been allocated to the net assets acquired based upon their fair values. The excess of the purchase price over the fair values of the net assets acquired is being amortized using the straight-line method over lives ranging from 15 to 25 years. Only the operating results of these companies subsequent to their being acquired are included in the Company's consolidated results.


NOTE 3.   LONG-TERM DEBT

In February 1998, the Company entered into a five-year agreement to essentially convert $50 million of its variable-rate debt to fixed-rate debt at an interest rate of slightly less than 6%. At April 30, 1998, the accumulated difference between the variable-rate debt and the fixed-rate debt was not significant.

In May 1998, the Company entered into another five-year agreement to essentially convert an additional $25 million of its variable-rate debt to fixed-rate debt at an interest rate of slightly less than 6%.


NOTE 4.   BASIC AND DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share of common stock is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common equivalent share include common stock equivalents in the determination of average shares outstanding. The Company's common stock equivalents consist of stock options.

NOTE 5.   SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the six months ended April 30, 1998 and 1997 is as follows (in thousands):

                                                     1998              1997
-----------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                         $ 3,117            $3,407
=============================================================================
  Income taxes                                     $11,633            $8,277
=============================================================================

Net assets of businesses acquired:
  Fair value of assets, including goodwill         $69,441         $     -
  Liabilities assumed                               (5,452)              -
  Common stock issued                               (1,936)              -
-----------------------------------------------------------------------------
    Cash paid, net of cash acquired                $62,053         $     -
=============================================================================


NOTE 6.   INVENTORIES

Inventories are summarized below (in thousands):

                             April 30,         October 31,
                               1998               1997
----------------------------------------------------------
Raw materials and supplies    $26,794           $25,729
Work in process                16,614            13,715
Finished products              13,575            12,398
Less LIFO reserve              (1,691)           (1,643)
----------------------------------------------------------

   Total                      $55,292           $50,199
==========================================================

NOTE 8.  INDUSTRY SEGMENTS

Sales and operating profit by industry segment are set forth in the following table (in thousands):

                                  Three Months Ended                       Six Months Ended
                                      April 30,                               April 30,
                              ---------------------------           ------------------------------
                               1998      1997      Change             1998         1997     Change
--------------------------------------------------------------------------------------------------
Net sales:
  Industrial Controls         $42,508   $26,322    61.5%             $85,069      $43,297    96.5%
  Fluid Handling               27,039    24,855     8.8%              51,275       47,008     9.1%
  Analytical Instrumentation   26,448    15,842    66.9%              49,750       31,822    56.3%
--------------------------------------------------------------------------------------------------

    Total                     $95,995   $67,019    43.2%            $186,094     $122,127    52.4%
==================================================================================================

Gross profit:
  Industrial Controls         $22,013   $15,950    38.0%             $42,595      $25,561    66.6%
  Fluid Handling               12,030    11,363     5.9%              22,924       21,571     6.3%
  Analytical Instrumentation   14,372     9,657    48.8%              28,363       19,274    47.2%
--------------------------------------------------------------------------------------------------

    Total                     $48,415   $36,970    31.0%             $93,882      $66,406    41.4%
==================================================================================================

Operating profit (a):
  Industrial Controls          $9,375    $6,836    37.1%             $18,345       $8,389   118.7%
  Fluid Handling                6,387     6,916    -7.6%              12,035       13,023    -7.6%
  Analytical Instrumentation    3,670     3,927    -6.5%               8,416        7,414    13.5%
--------------------------------------------------------------------------------------------------

    Total                     $19,432   $17,679     9.9%             $38,796      $28,826    34.6%
==================================================================================================

(a) Operating profit is before any allocation for corporate general and administrative expenses. Corporate general and administrative expenses were $1,762 and $1,248 for the three months ended April 30, 1998 and 1997, respectively. These expenses were $3,385 and $2,586 for the six months ended April 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and
Note 8 to the Company's Condensed Consolidated Financial Statements included elsewhere in this Report.

RESULTS OF OPERATIONS

  GENERAL

The following table presents certain information relating to the operations of the Company expressed as a percentage of net sales.

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                    APRIL 30,               APRIL 30,
                                ------------------      ----------------
                                  1998    1997            1998    1997
------------------------------------------------------------------------
Net sales                         100.0%  100.0%          100.0%  100.0%
Cost of sales                      49.6%   44.8%           49.6%   45.6%
------------------------------------------------------------------------

Gross profit                       50.4%   55.2%           50.4%   54.4%

SG&A expenses                      32.0%   30.7%           31.4%   32.9%
------------------------------------------------------------------------

Income from operations             18.4%   24.5%           19.0%   21.5%

Interest expense                    1.8%    1.8%            1.9%    2.1%
Other income                        0.2%    0.3%            0.3%    0.4%
------------------------------------------------------------------------

Earnings before income taxes       16.8%   23.0%           17.4%   19.8%
Income taxes                        5.7%    7.9%            5.9%    6.7%
------------------------------------------------------------------------

Net earnings                       11.1%   15.1%           11.5%   13.1%
========================================================================

The profit margins for each segment are listed below as a percentage of net sales.

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                APRIL 30,                       APRIL 30,
                                        ------------------------        ----------------------
                                         1998             1997            1998           1997
----------------------------------------------------------------------------------------------
Gross profit:
        Industrial Controls              51.8%           60.6%           50.1%           59.0%
        Fluid Handling                   44.5%           45.7%           44.7%           45.9%
        Analytical Instrumentation       54.3%           61.0%           57.0%           60.6%
----------------------------------------------------------------------------------------------
Operating profit (a):
        Industrial Controls              22.1%           26.0%           21.6%           19.4%
        Fluid Handling                   23.6%           27.8%           23.5%           27.7%
        Analytical Instrumentation       13.9%           24.8%           16.9%           23.3%
----------------------------------------------------------------------------------------------

(a)  Before allocation of corporate general and administrative expenses

  THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO 1997

The Company's core (excludes Gazprom) sales increased 43% for the three months ended April 30, 1998 compared to the three months ended April 30, 1997. Total Industrial Controls sales increased 62% due mostly to the May 1997 acquisition of Petrotech, Inc. ("Petrotech") and a 22% increase at Amot Controls. Sales to Gazprom (reported as part of Industrial Controls) were $9.0 million this quarter compared to $6.0 million during the second quarter of last year. Fluid Handling sales increased 9% due mostly to the December 1997 acquisition of Flow Technology, a 14% increase at Fluid Metering and despite a 24% decrease at Integrated Designs (which continues to experience adverse business conditions in the semiconductor equipment industry). Analytical Instrumentation sales increased 67% due mostly to the recent acquisitions of four companies and despite a 17% decline at Gatan (due to lower bookings in the first quarter of fiscal 1998 resulting from economic uncertainties in Europe and Asia). The largest of the Analytical Instrumentation acquisitions were Princeton in May 1997 and Photometrics in March 1998. Princeton and Photometrics, both digital imaging companies, have since been merged to form Roper Scientific, but are operated as separate divisions.

Changes in gross profit are mostly due to the recently acquired companies and changes in sales. The comparative gross profit percentage for the Industrial Controls segment is adversely affected by Petrotech, which historically experiences lower returns than the segment's other units. Excluding Petrotech, the Industrial Controls gross profit percentage would have been 61.4% (vs. 60.6% for the second quarter last year). The decline in Fluid Handling's gross profit percentages is attributable to Cornell Pump. Gross profit percentage for Analytical Instrumentation decreased primarily due to the results of Acton, Photometrics and Princeton, which reported a combined gross profit of 45.8%. This segment's gross profit percentage would have been 61.1% without these three companies. Princeton and Petrotech had the greatest effect on the comparability of the Company's overall gross profit percentages. Without these two companies the gross profit percentage would have been 55.2%, or the same as the second quarter of last year.

Selling, general and administrative ("SG&A") expenses increased 50% for the three months ended April 30, 1998 compared to the three months ended April 30, 1997 due mostly to the expenses associated with the recent acquisitions. As a percentage of sales, SG&A expenses are relatively consistent between periods.

Interest expense increased $544,000 for the three months ended April 30, 1998 compared to the three months ended April 30, 1997 principally due to higher debt levels resulting from the acquisition of six companies since April 30, 1997 (excluding PMC/BETA, acquired on April 30, 1998). A large portion of the acquisition costs consisted of cash. In February 1998, the Company entered into a five-year agreement to essentially convert $50 million of its variable-rate debt to fixed-rate debt at an interest rate of slightly less than 6%. In May 1998, the Company entered into another five-year agreement to essentially convert an additional $25 million of its variable-rate debt to fixed-rate debt at an interest rate of slightly less than 6%.

The Company's effective tax rate was 34.0% for the three months ended April 30, 1998 compared to 34.3% for the three months ended April 30, 1997. The Company's income tax policy throughout a fiscal year is to adjust its quarterly provision based on its most current estimate of its effective income tax rate for the entire year. At this time during each of the past two years, that rate has been approximately 34%. The Company currently estimates that its effective income tax rate for fiscal 1998 will be approximately 34%. The effective tax rate for fiscal 1997 was 34.0%.

Sales order bookings were $101.0 million during the three months ended April 30, 1998 compared to $67.8 million for the second quarter last year, an increase of 49% (up 58% excluding Gazprom, which placed $9.6 million of orders during the 1998 quarter). On a pro forma basis, bookings were 16% higher this year compared to last year. Compared to the three months ended April 1997, second quarter bookings in fiscal 1998 were $43.0 million, up 39%, in Industrial Controls (up 59% excluding Gazprom), $28.6 million, up 24%, in Fluid Handling and $29.4 million, up 116%, in Analytical Instrumentation. Most of these increases were due to the contributions from recently acquired companies.

Sales order backlog was $91.5 million at April 30, 1998 compared to $71.0 million at April 30, 1997.


  SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO 1997

The Company's core sales increased 42% for the six months ended April 30, 1998 compared to the six months ended April 30, 1997. Total Industrial Controls sales increased 96% due mostly to the May 1997 acquisition of Petrotech and a 29% increase at Amot Controls. Sales to Gazprom (reported as part of Industrial Controls) were $21.7 million for the six months ended April 30, 1998 compared to $6.4 million during the first six months of last fiscal year. Fluid Handling sales increased 9% due mostly to the December 1997 acquisition of Flow Technology. Analytical Instrumentation sales increased 56% due mostly to the recent acquisitions of four companies and despite a 15% decline at Gatan (due to lower bookings in the first quarter of fiscal 1998 resulting from economic uncertainties in Europe and Asia).

Changes in gross profit are mostly due to the recently acquired companies and changes in sales. The comparative gross profit percentage for the Industrial Controls segment is adversely affected by Petrotech, which historically experiences lower returns than the segment's other units. Excluding Petrotech, the Industrial Controls gross profit percentage would have been 59.7% (vs. 59.0% for the first six months of last year). The decline in Fluid Handling's gross profit percentage is attributable to Cornell Pump. Gross profit percentage for Analytical Instrumentation decreased primarily due to the results of Acton, Photometrics and Princeton, which reported a combined gross profit of 49.5%. This segment's gross profit percentage would have been 61.9% without these three companies. Princeton and Petrotech had the greatest effect on the comparability of the Company's overall gross profit percentages. Without these two companies the gross profit percentage would have been 54.8%, or slightly ahead of the 54.4% reported for the first six months of last year.

SG&A expenses increased 47% for the six months ended April 30, 1998 compared to the six months ended April 30, 1997 due mostly to the expenses associated with the recent acquisitions. As a percentage of sales, SG&A expenses are slightly lower for the six months ended April 30, 1998 compared to the first six months of last fiscal year.

Interest expense increased $1.1 million for the six months ended April 30, 1998 compared to the three months ended April 30, 1997 principally due to higher debt levels resulting from the acquisition of six companies since April 30, 1997 (excluding PMC/BETA).

The Company's effective tax rate was 34.1% for the six months ended April 30, 1998 compared to 33.9% for the six months ended April 30, 1997. The Company's income tax policy throughout a fiscal year is to adjust its quarterly provision based on its most current estimate of its effective income tax rate for the entire year. At this time during each of the past two years, that rate has been approximately 34%.

Sales order bookings were $189.2 million during the six months ended April 30, 1998 compared to $138.0 million for the first six months of last year, an increase of 37%. On a pro forma basis, bookings were 7% higher this year compared to last year. Compared to the six months ended April 1997, first half bookings in fiscal 1998 were $87.5 million, up 39%, in Industrial Controls, $51.9 million, up 19%, in Fluid Handling and $49.7 million, up 60%, in Analytical Instrumentation. Most of these increases were due to the contributions from recently acquired companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital was $89.5 million at April 30, 1998 compared to $87.0 million at October 31, 1997. Total debt was $134.1 million at April 30, 1998 compared to $102.1 million at October 31, 1997. The debt to total capitalization ratio was 40.2% at April 30, 1998 compared to 36.5% at October 31, 1997.

Since October 31, 1997, the Company's cash costs for acquisitions have been $10.0 million for Flow Technology, $8.9 million for Acton, $36.3 million for Photometrics and $6.5 million for PMC/BETA. The acquisition of Acton also included the issuance of Roper common stock with a quoted market value of $2.2 million.

The assets and liabilities of these companies at their respective acquisition dates also account for many of the changes in the Company's financial condition components between October 31, 1997 and April 30, 1998. The amounts below are in thousands.

                                              Acquired     Other
                                   10/31/97   Companies   Activity    04/30/98
                                  ---------   ---------   --------   ---------
  Accounts receivable             $  78,752     $ 6,851   $(14,549)  $  71,054
  Inventories                        50,199       7,465     (2,372)     55,292
  Other current assets                2,290       1,533       (530)      3,293
  Property and equipment             31,395       1,263       (422)     32,236
  Intangible assets                 154,830      50,168     (4,138)    200,860
  Other noncurrent assets            11,780       2,161        533      14,474
  Accounts payable                  (15,654)     (2,497)     3,024     (15,127)
  Accrued liabilities               (25,231)     (2,955)       (94)    (28,280)
  Income taxes payable               (1,564)          -     (2,031)     (3,595)
  Other noncurrent liabilities       (6,877)          -       (769)     (7,646)

The decrease in accounts receivable is mostly due to a reduction in balances receivable from Compressor Controls customers in its CIS/Eastern Europe region of approximately $7 million. Included in the remaining receivables is $3.7 million due from a customer in this region (not RAO Gazprom) for which the Company is evaluating its alternatives to pursue collection. The underlying sales that generated this accounts receivable balance occurred nearly two years ago. Until the Company more fully evaluates its alternatives, a valuation allowance has not been deemed warranted.

Over the past several years, the Company has been anticipating Gazprom putting in place a satisfactory financing mechanism related to a turbomachinery controls supply agreement with the Company's Compressor Controls unit. Gazprom has advised the Company that such a financing arrangement has been established with a Gazprom-wholly owned European bank to more easily facilitate the payment terms the Company has requested and more consistently achieve scheduled shipment dates. This financing arrangement is expected to be available over the next five years for up to $128 million of additional turbomachinery controls purchases. However, the Company's business with Gazprom will continue to be subject to political and other uncertainties, which could adversely affect the timing and amount of future shipments and cannot be assured.

The Company believes that internally generated cash flows and the remaining unused credit under its $200 million credit facility will be adequate to finance normal operating and further acquisition requirements. Although the Company maintains an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on the Company's activities, financial condition and results of operations.

The Company anticipates that the newly acquired companies as well as the existing companies will generate positive cash flows, and that the cash flows from all operating companies will permit the reduction of currently outstanding debt at a pace consistent with that which the Company recently has experienced. However, the rate at which the Company can reduce its debt for the remainder of fiscal 1998 and beyond (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of its existing companies and the receipt, timing and shipments of new orders from Gazprom and cannot be predicted with certainty.

Capital expenditures total $2.7 million for the six months ended April 30, 1998. For the year ending October 31, 1998, total expenditures are estimated to be similar to the $5.0 million that was spent in fiscal 1997.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") 130--Reporting Comprehensive Income, SFAS 131-- Disclosures about Segments of an Enterprise and Related Information and SFAS 132--Employers' Disclosures about Pensions and Other Postretirement Benefits that will be applicable to the Company in fiscal 1999. Once adopted, none of these standards is expected to significantly affect the Company's disclosures.


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

PART II.    OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the second quarter ended April 30, 1998, the Company negotiated and completed on February 27, 1998 the acquisition of all of the operating assets of Acton Research Corporation for $8.9 million in cash and 75,241 newly issued shares of restricted common stock of the Company with an agreed-upon value of $2.2 million. These shares were not registered with the Securities and Exchange Commission in reliance upon the exemption from such registration afforded under
Section 4(2) of the Securities Act of 1933, as amended, principally because of the limited number of persons to whom the shares were issued. The acquisition agreement provided that the number of shares paid at closing was to be determined by the average of the per share closing prices of the Company's common stock reported by the NYSE for each of several days before and after the closing date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting on February 20, 1998. Of the 30,992,634 shares eligible to vote at the meeting, 23,448,323 were present either in person or by proxy, 2,398,799 of which were entitled to five votes per share (based on a required holding period for the shares). The following proposals were voted upon as follows:

Proposal 1:  Election of four directors.  All of the following nominees were elected by at least 99.80% of the votes cast.

                                              For      Withheld
                                           ----------  --------

                W. Lawrence Banks          32,993,983    49,536
                Luitpold von Braun         32,978,383    65,136
                John F. Fort III           32,993,403    50,116
                Wilbur J. Prezzano         32,984,173    59,346

             Continuing directors whose terms expire at either the 1999 Annual Meeting or the 2000 Annual Meeting are as follows:

                Donald G. Calder                 1999
                Derrick N. Key                   1999
                Christopher Wright               1999
                E. Douglas Kenna                 2000
                George L. Ohrstrom, Jr.          2000
                Georg Graf Schall-Riaucour       2000
                Eriberto R. Scocimara            2000

Proposal 2:  Amendment of the 1991 Stock Option Plan to limit to 100,000 the number of shares of the Company's common stock for which options may be granted to any single employee during any fiscal year. This proposal was approved by 97.72% of the votes cast.

       For          Against   Abstentions     Broker Non-Votes
       ---          -------   -----------     ----------------

    32,290,704      501,935     250,880            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits

                 *2 Agreement and Plan of Reorganization dated March 27, 1998, by and among Roper Industries, Inc., Roper Acquisition Corp., Photometrics, Ltd. and certain stockholders of Photometrics, Ltd.

              **3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

             ***3.2  Amended and Restated By-Laws.

           ****4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit
                     A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C).

            ***4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc., and NationsBank N.A. (South) and the lender parties thereto.

         *****10.01  Lease of Milwaukee, Oregon facility.

            **10.02  1991 Stock Option Plan, as amended. +

        ******10.03  Non-employee Director Stock Option Plan. +

         *****10.04  Form of Indemnification Agreement. +

            **10.05  Consulting Agreement (G.L. Ohrstrom & Co.). +

            **10.06  Consulting Agreement (E.D. Kenna). +

       *******10.11  Labor Agreement.

                 27  Financial Data Schedule.

b.     Reports on Form 8-K

                     Report dated April 15, 1998, filed April 15, 1998 reporting under Item 2 thereof the Company's acquisition of Photometrics, Ltd.

--------------------------------------------------------------------------------
* Incorporated herein by reference to the Roper Industries, Inc. Current Report on Form 8-K filed April 15, 1998.
** Incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
*** Incorporated herein by reference to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
**** Incorporated herein by reference to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
***** Incorporated herein by reference to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.
****** Incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 28, 1994.
******* Incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

+  Management contract or compensatory plan or agreement.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                         Title                      Date
---------                         -----                      ----



/s/ Derrick N. Key            President and
----------------------        Chief Executive Officer     June 8, 1998
Derrick N. Key


/s/ Martin S. Headley         Vice President and
----------------------        Chief Financial Officer     June 8, 1998
Martin S. Headley


/s/ Kevin G. McHugh           Controller                  June 8, 1998
----------------------
Kevin G. McHugh

                                 EXHIBIT INDEX
                             TO REPORT ON FORM 10-Q

Number        Exhibit
------        -------


2 Agreement and Plan of Reorganization dated March 27, 1998, by and among Roper Industries, Inc., Roper Acquisition Corp., Photometrics, Ltd. and certain stockholders of Photometrics, Ltd. incorporated herein by this reference to Roper Industries, Inc. Report on Form 8-K dated April 15, 1998, and filed April 15, 1998.

3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

3.2 Amended and Restated By-Laws incorporated herein by reference to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C) incorporate herein by reference to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc., and NationsBank N.A. (South) and the lender parties thereto incorporated herein by reference to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

10.01.1 Lease of Milwaukee, Oregon facility incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 28, 1994.

10.01.2 1991 Stock Option Plan, as amended, incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

10.01.3 Non-employee Director Stock Option Plan incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 28, 1994.

10.01.4 Form of Indemnification Agreement incorporated herein by reference to he Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

10.01.5 Consulting Agreement (G.L. Ohrstrom & Co.) incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

10.01.6 Consulting Agreement (E.D. Kenna) incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

10.11 Labor Agreement incorporated herein by reference to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

27        Financial Data Schedule.