Form 10-Q
period 1998-07-31
ROPER INDUSTRIES INC /DE/
filed 1998-08-21
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to              .
                                        -----------    -------------

                       Commission File Number   1-12273


                            ROPER INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                           51-0263969
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



         160 BEN BURTON ROAD
           BOGART, GEORGIA                                        30622
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

The number of shares outstanding of the Registrant's common stock as of August 19, 1998 was 31,282,892.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1998

TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Earnings                       1

         Condensed Consolidated Balance Sheets                               2

         Condensed Consolidated Statements of Cash Flows                     3

         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

         Signatures                                                         14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share data)

                                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                            JULY 31,                                     JULY 31,
                                               --------------------------------             --------------------------------
                                                  1998                   1997                  1998                   1997
----------------------------------------------------------------------------------------------------------------------------
Net sales                                        $97,412                $88,523              $283,506               $210,650
Cost of sales                                     49,113                 43,740               141,325                 99,461
----------------------------------------------------------------------------------------------------------------------------

Gross profit                                      48,299                 44,783               142,181                111,189

SG&A expenses                                     30,297                 25,428                88,768                 65,594
----------------------------------------------------------------------------------------------------------------------------

Operating profit                                  18,002                 19,355                53,413                 45,595

Interest expense                                   2,107                  1,706                 5,669                  4,217
Other income                                         115                    106                   670                    553
----------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                      16,010                 17,755                48,414                 41,931

Income taxes                                       5,450                  6,125                16,500                 14,325
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                     $10,560                $11,630              $ 31,914               $ 27,606
============================================================================================================================

Net earnings per common and common
  equivalent share:
    Basic                                        $  0.34                $  0.38              $   1.03               $   0.91
    Diluted                                      $  0.33                $  0.37              $   1.00               $   0.88
============================================================================================================================

Weighted average common and common
  equivalent shares outstanding:
    Basic                                         31,248                 30,680                31,121                 30,477
    Diluted                                       32,042                 31,491                31,963                 31,197
============================================================================================================================

Cash dividends per common share                  $ 0.060                $ 0.045              $  0.180               $  0.135
============================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                            JULY 31,                   OCTOBER 31,
ASSETS                                                        1998                        1997
-------------------------------------------------------------------------------------------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $  4,374                    $    649
  Accounts receivable                                          84,986                      78,752
  Inventories                                                  55,577                      50,199
  Other current assets                                          3,720                       2,290
-------------------------------------------------------------------------------------------------
    Total current assets                                      148,657                     131,890
-------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                         67,918                      63,002
  Accumulated depreciation and amortization                   (36,159)                    (31,607)
-------------------------------------------------------------------------------------------------
    Property, plant and equipment, net                         31,759                      31,395
-------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Intangible assets, net                                      198,673                     154,255
  Other assets                                                 14,938                      11,780
-------------------------------------------------------------------------------------------------
    Total other assets                                        213,611                     166,035
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                 $394,027                    $329,320
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                           $ 16,411                    $ 15,654
  Accrued liabilities                                          29,493                      25,231
  Income taxes payable                                              -                       1,564
  Current portion of long-term debt                             4,901                       2,487
-------------------------------------------------------------------------------------------------
    Total current liabilities                                  50,805                      44,936
-------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                              126,268                      99,638
  Other noncurrent liabilities                                  8,199                       6,877
-------------------------------------------------------------------------------------------------
    Total noncurrent liabilities                              134,467                     106,515
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                                    313                         309
  Additional paid-in capital                                   66,870                      61,950
  Cumulative translation adjustments                           (1,279)                       (937)
  Retained earnings                                           142,851                     116,547
-------------------------------------------------------------------------------------------------
    Total stockholders' equity                                208,755                     177,869
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $394,027                    $329,320
=================================================================================================

     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                         NINE MONTHS ENDED
                                                                              JULY 31,
                                                                  --------------------------------
                                                                    1998                   1997
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                     $ 31,914               $ 27,606
  Depreciation and amortization                                      10,612                  8,041
  Other, net                                                          1,370                (10,796)
--------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                        43,896                 24,851
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                  (62,607)               (50,700)
  Capital expenditures                                               (3,893)                (2,696)
--------------------------------------------------------------------------------------------------

    Net cash used in investing activities                           (66,500)               (53,396)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term debt                                       49,508                 48,532
  Principal payments on long-term debt                              (19,965)               (16,948)
  Dividends paid on common stock                                     (5,610)                (4,123)
  Other, net                                                          2,590                  1,361
--------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                        26,523                 28,822
--------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                (194)                  (120)
--------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             3,725                    157

Cash and cash equivalents, beginning of period                          649                    423
--------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $  4,374               $    580
==================================================================================================

     See accompanying notes to condensed consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 1998 and 1997 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. ("Roper") and its subsidiaries for all periods presented.

Roper management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2.   ACQUISITIONS

Effective December 1, 1997, the Company acquired the outstanding common stock of EG&G Flow Technology, Inc. for total cash costs of $10.0 million. The new subsidiary was subsequently renamed FTI Flow Technology, Inc. ("Flow Technology"). Flow Technology, based in Phoenix, Arizona, manufactures and markets turbine flow meters, calibrators and emissions measurement equipment for aerospace, automotive and industrial markets. Flow Technology is a member of Roper's Fluid Handling segment.

On February 27, 1998, a newly formed Roper subsidiary acquired the assets of Acton Research Corporation ("Acton") for total cash costs of $9.3 million and approximately 75,000 restricted shares of Roper common stock. Acton, based in Acton, Massachusetts, manufactures and markets spectrometers, monochromators and optical components and coatings for various high-end analytical applications. Acton is a member of Roper's Analytical Instrumentation segment.

On March 31, 1998, Roper acquired the outstanding common stock of Photometrics, Ltd. ("Photometrics") for total cash costs of $36.4 million. Photometrics, based in Tucson, Arizona, is a leading manufacturer and marketer of extremely sensitive cooled CCD cameras and detectors for primary and applied research markets. Subsequent to this acquisition, Princeton Instruments, Inc. was renamed Roper Scientific, Inc. ("Roper Scientific") and Photometrics was merged
into Roper Scientific.   Roper Scientific manages its Arizona- and New Jersey-
based operations as separate divisions and is a member of Roper's Analytical Instrumentation segment.

On May 31, 1998, a Roper subsidiary, Metrix Instrument Co., L.P., acquired the assets of PMC/Beta Limited Partnership ("PMC/Beta") for total cash costs of $6.5 million. PMC/Beta, based in Natick, Massachusetts, manufactures and markets vibration monitoring equipment. PMC/Beta is a member of Roper's Industrial Controls segment.

All of the acquisitions completed thus far during fiscal 1998 have been accounted for as purchases. The total acquisition costs (payments to sellers and direct costs incurred by Roper) have been allocated to the net assets acquired based upon their fair values. The excess of the acquisition costs over the fair values of the net assets acquired for each business is being amortized using the straight-line method over lives ranging from 15 to 25 years. Only the operating results of these companies subsequent to their being acquired are included in Roper's consolidated results.


NOTE 3.   LONG-TERM DEBT

Effective March 1998, Roper entered into a five-year agreement with a bank to essentially convert $50 million of its variable-rate debt to fixed-rate debt at an interest rate of 5.93%. Effective May 1998, Roper entered into a similar five-year agreement with a bank to essentially convert an additional $25 million of its variable-rate debt to fixed-rate debt at an interest rate of 5.99%. Both of these agreements were subsequently amended to lower the interest rate to 5.65% and 5.74%, respectively, in exchange for granting the bank an option to extend the agreements for an additional five-year period. At July 31, 1998, the accumulated difference between the variable-rate interest and the fixed-rate interest was not significant.


NOTE 4.   BASIC AND DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Effective at the start of fiscal 1998, Roper adopted the provisions of Statement of Financial Accounting Standards No. 128 - Earnings per Share. This Statement introduced basic and diluted calculations that superseded primary and fully diluted calculations. Prior period data has been restated to be consistent with current data.

Basic earnings per share of common stock is calculated by dividing net earnings by the weighted average number of shares of Roper common stock outstanding during the period. Diluted earnings per common equivalent share include common stock equivalents in the determination of average shares outstanding. Roper's common stock equivalents consist of stock options.


NOTE 5.   SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the nine months ended July 31, 1998 and 1997 is as follows (in thousands):

                                                    1998             1997
---------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                         $ 4,371         $  5,790
===========================================================================
  Income taxes                                     $21,788         $ 15,175
===========================================================================

Net assets of businesses acquired:
  Fair value of assets, including goodwill         $70,051         $ 77,801
  Liabilities assumed                               (5,508)         (18,741)
  Common stock issued                               (1,936)          (8,360)
---------------------------------------------------------------------------
    Cash paid, net of cash acquired                $62,607         $ 50,700
===========================================================================

NOTE 6.    INVENTORIES

Inventories are summarized below (in thousands):

                                                   JULY 31,                    OCTOBER 31,
                                                     1998                         1997
----------------------------------------------------------------------------------------
Raw materials and supplies                          $28,310                      $25,729
Work in process                                      16,855                       13,715
Finished products                                    12,107                       12,398
Less LIFO reserve                                    (1,695)                      (1,643)
----------------------------------------------------------------------------------------
    Total                                           $55,577                      $50,199
========================================================================================


NOTE 7.  INDUSTRY SEGMENTS

Sales and operating profit by industry segment are set forth in the following table (in thousands):

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         JULY 31,                               JULY 31,
                                               -----------------------------------------------------------------
                                                1998      1997    CHANGE               1998       1997    CHANGE
----------------------------------------------------------------------------------------------------------------
NET SALES:
  Industrial Controls                          $42,286   $41,502    1.9%             $127,355   $ 84,799    50.2%
  Fluid Handling                                25,361    23,263    9.0%               76,636     70,271     9.1%
  Analytical Instrumentation                    29,765    23,758   25.3%               79,515     55,580    43.1%
----------------------------------------------------------------------------------------------------------------
    Total                                      $97,412   $88,523   10.0%             $283,506   $210,650    34.6%
================================================================================================================
GROSS PROFIT:
  Industrial Controls                          $20,244   $20,588   -1.7%             $ 62,839   $ 46,149    36.2%
  Fluid Handling                                11,673    10,705    9.0%               34,597     32,276     7.2%
  Analytical Instrumentation                    16,382    13,490   21.4%               44,745     32,764    36.6%
----------------------------------------------------------------------------------------------------------------
    Total                                      $48,299   $44,783    7.9%             $142,181   $111,189    27.9%
================================================================================================================
OPERATING PROFIT (a):
  Industrial Controls                          $ 8,163   $ 9,856  -17.2%             $ 26,508   $ 18,245    45.3%
  Fluid Handling                                 6,396     6,287    1.7%               18,431     19,310    -4.6%
  Analytical Instrumentation                     4,392     4,700   -6.6%               12,808     12,114     5.7%
----------------------------------------------------------------------------------------------------------------
    Total                                      $18,951   $20,843   -9.1%             $ 57,747   $ 49,669    16.3%
================================================================================================================

(a) Operating profit is before any allocation for corporate general and administrative expenses. Corporate general and administrative expenses were $949 and $1,488 for the three months ended July 31, 1998 and 1997, respectively. These expenses were $ 4,334 and $4,074 for the nine months ended July 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Roper's Annual Report on Form 10-K for the year ended October 31, 1997 and Note 7 to Roper's Condensed Consolidated Financial Statements included elsewhere in this Report.

RESULTS OF OPERATIONS

  GENERAL

The following table presents certain information relating to the operations of Roper expressed as a percentage of net sales.

                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                   JULY 31,                                    JULY 31,
                                                          --------------------------                  -------------------------
                                                            1998              1997                      1998              1997
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   100.0%            100.0%                    100.0%            100.0%
Cost of sales                                                50.4%             49.4%                     49.8%             47.2%
-------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                 49.6%             50.6%                     50.2%             52.8%

SG&A expenses                                                31.1%             28.7%                     31.3%             31.2%
-------------------------------------------------------------------------------------------------------------------------------

Operating profit                                             18.5%             21.9%                     18.9%             21.6%

Interest expense                                              2.2%              1.9%                      2.0%              2.0%
Other income                                                  0.1%              0.1%                      0.2%              0.3%
-------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                 16.4%             20.1%                     17.1%             19.9%
Income taxes                                                  5.6%              7.0%                      5.8%              6.8%
-------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                 10.8%             13.1%                     11.3%             13.1%
===============================================================================================================================

The profit margins for each segment are listed below as a percentage of net sales.

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                              JULY 31,                                   JULY 31,
                                                     ----------------------------                ------------------------
                                                       1998               1997                     1998              1997
-------------------------------------------------------------------------------------------------------------------------
Gross profit:
  Industrial Controls                                  47.9%              49.6%                    49.3%             54.4%
  Fluid Handling                                       46.0%              46.0%                    45.1%             45.9%
  Analytical Instrumentation                           55.0%              56.8%                    56.3%             58.9%
-------------------------------------------------------------------------------------------------------------------------

Operating profit (a):
  Industrial Controls                                  19.3%              23.7%                    20.8%             21.5%
  Fluid Handling                                       25.2%              27.0%                    24.1%             27.5%
  Analytical Instrumentation                           14.8%              19.8%                    16.1%             21.8%
-------------------------------------------------------------------------------------------------------------------------

(a)  Before allocation of corporate general and administrative expenses

     THREE MONTHS ENDED JULY 31, 1998 COMPARED TO 1997

Roper's total sales increased 10% for the three months ended July 31, 1998 compared to the three months ended July 31, 1997. Core (excluding Gazprom) sales increased 8% in 1998 compared to 1997. Total Industrial Controls sales increased 2%, mostly due to increased sales to Gazprom and the April 1998 acquisition of PMC/BETA. Sales to Gazprom (reported as part of Industrial Controls) were $9.8 million during the quarter ended July 31, 1998 compared to $7.1 million during the third quarter of fiscal 1997. Compressor Controls sales other than to Gazprom decreased 28% due mostly to customer-driven project delays related to the effects of low energy prices on energy and chemical processing projects. Fluid Handling sales increased 9% due mostly to the December 1997 acquisition of Flow Technology and a 19% increase at Fluid Metering. The Fluid Metering increase was due primarily to accelerated shipments for several of its major OEM programs. These increases more than offset a 30% decrease at Integrated Designs (which continues to experience adverse business conditions in the semiconductor equipment industry) and an 11% decline at Roper Pump (attributed to economic downturns in Asia affecting demand for power generation equipment and low oil prices affecting demand for mud motors). Analytical Instrumentation sales increased 25% due mostly to the recent acquisitions of Photometrics (March 1998), Acton (February 1998) and Industrial Data Systems (October 1997). The effects of these acquisitions more than offset a 22% decline at Uson resulting from weakness in the automotive industry and a 14% decline at ISL. The primary reason for the decline at ISL was due to significant non-recurring shipments made in the third quarter of fiscal 1997. Princeton (acquired in May 1997) and Photometrics, Roper's two digital imaging companies, were merged to form Roper Scientific. Princeton and Photometrics operate as separate divisions.

Total gross profit increased 8% for the three months ended July 31, 1998 compared to the three months ended July 31, 1997. Gross profit margins for Roper and each of its three segments were similar in 1998 compared to 1997. The slight decline in margins for Industrial Controls was due to lower margins at Compressor Controls caused by a higher volume of low margin sales in the third quarter of fiscal 1998 and the underabsorption of near-term fixed costs on a lower level of high margin sales. Although Fluid Handling gross margins were the same in the third quarter of fiscal 1998 as the third quarter of fiscal 1997, Flow Technology had relatively high margins compared to the other companies in this segment that offset a volume-related decline at Integrated Designs. The slight decline in Analytical Instrumentation margins was due primarily to Acton, which had relatively low margins compared to the other companies in this segment.

Selling, general and administrative ("SG&A") expenses increased 19% for the three months ended July 31, 1998 compared to the three months ended July 31, 1997 mostly due to companies acquired since the beginning of the third quarter of fiscal 1997. As a percentage of sales, SG&A expenses were 31% and 29% for the three months ended July 31, 1998 and 1997, respectively. As a percentage of sales, SG&A expenses increased in Industrial Controls due mostly to Petrotech and Compressor Controls. Petrotech's increased costs were from improved staffing in several areas and certain temporary costs to implement a new information system. During the third quarter of fiscal 1998, Compressor Controls' commission structure payable on sales to Gazprom was modified retroactively to the beginning of the fiscal year that had the effect of increasing the commission expense as a percentage of sales. Fluid Handling expenses increased as a percentage of sales due to Flow Technology (average for Roper, but high for this segment) and Integrated Designs (costs stayed about the same whereas sales dropped significantly). Analytical Instrumentation expenses increased as a percentage of sales throughout the segment. The largest changes compared to the third quarter of last year were at ISL and Uson where large decreases in sales were not matched with corresponding decreases in expenses.

Interest expense increased $401,000 for the three months ended July 31, 1998 compared to the three months ended July 31, 1997 principally due to higher debt levels resulting from the acquisitions of seven businesses since the beginning of the third quarter of fiscal 1997.

Roper's effective income tax rate was 34.0% for the three months ended July 31, 1998 compared to 34.5% for the three months ended July 31, 1997. Roper's income tax policy throughout a fiscal year is to adjust its quarterly provision based on its most current estimate of its effective income tax rate for the entire year. At this time during each of the past two years, the effective income tax rate estimate for the entire year was about 34%.

Sales order bookings were $110.2 million during the three months ended July 31, 1998 compared to $80.6 million for the third quarter of fiscal 1997. The seven businesses acquired during the twelve months ended July 31, 1998 account for most of the increase. Compressor Controls also had significantly higher bookings during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. On a pro forma basis (same periods in fiscal 1997 as in fiscal
1998), bookings are up 11% with the increase at Compressor Controls representing the largest change between periods. Industrial Controls bookings increased 67% ($56.9 million vs. $34.0 million) and pro forma bookings increased 39%. Compressor Controls bookings are up 96% due mostly to Gazprom, which placed only a nominal amount of orders in the third quarter of fiscal 1997. Actual and pro forma bookings at Petrotech are up 105% (three months in fiscal 1998 vs. two months in fiscal 1997) and 31% (due to the largest single order in Petrotech's history booked in the third quarter of fiscal 1998), respectively. Fluid Handling actual and pro forma bookings decreased 20% ($20.6 million vs. $25.9 million) and 29%, respectively. Actual bookings benefited from the acquisition of Flow Technology. Fluid Handling bookings were adversely affected by declines at Fluid Metering and Integrated Designs of 57% and 72%, respectively. Fluid Metering bookings were skewed by large blanket orders that occurred irregularly (second quarter in fiscal 1998 and third quarter in fiscal 1997). The decline in Integrated Designs bookings reflected depressed conditions in the semiconductor equipment industry. Analytical Instrumentation actual and pro forma bookings increased 58% ($32.7 million vs. $20.7 million) and 13%, respectively. Actual bookings benefited from the acquisitions of Acton, Industrial Data Systems, Photometrics and Princeton. Pro forma bookings reflect strength at Roper Scientific.

Sales order backlog was $103.5 million at July 31, 1998 (Industrial Controls - $57.2 million, Fluid Handling - $14.1 million and Analytical Instrumentation - $32.2 million) compared to $86.2 million at July 31, 1997 ($47.3 million, $17.4 million and $21.4 million for Industrial Controls, Fluid Handling and Analytical Instrumentation, respectively). Pro forma backlog was up 6% at July 31, 1998 compared to July 31, 1997. Pro forma changes greater than $1 million were at Compressor Controls (down 11%), Petrotech (up 93%), Fluid Metering (down 56%), Integrated Designs (down 66%), Roper Pump (down 23%) and Roper Scientific (up 20%). Backlog changes are generally consistent with the factors affecting each of these businesses discussed previously.

  NINE MONTHS ENDED JULY 31, 1998 COMPARED TO 1997

Roper's total sales increased 35% for the nine months ended July 31, 1998
compared to the nine months ended July 31, 1997.   Core sales increased 28%
comparing these same periods in fiscal 1998 to fiscal 1997. Most of the overall increase was due to the effects of businesses acquired since the beginning of fiscal 1997, particularly Petrotech and Princeton. Sales to Gazprom more than doubled to $31.4 million compared to $13.5 million in the first nine months of fiscal 1997. Industrial Controls sales increased 50% due mostly to Petrotech (fiscal 1998 includes nine months vs. only two months in fiscal 1997) and Compressor Controls sales to Gazprom (fiscal 1997 sales were relatively small pending Gazprom's efforts to secure a suitable financing arrangement). Fluid Handling sales increased 9% due mostly to Flow Technology (fiscal 1998 includes eight months vs. none in fiscal 1997). Analytical Instrumentation sales increased 43% due mostly to the acquisitions of several companies since the beginning of fiscal 1997, particularly the Roper Scientific businesses. Offsetting the acquisition-related gains were declines at Gatan (down 11% due to poor market conditions in Asia and Europe) and Uson (excluding Industrial Data Systems, down 15% due to weakness in the automotive market).

Total gross profit increased 28% for the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. Gross profit margins declined in each of Roper's three segments between the first nine months of fiscal 1998 and the first nine months of fiscal 1997. For Roper as a whole and the Industrial Controls segment, the declines were mostly due to Petrotech, which historically experiences lower margins than Roper's other businesses. Excluding Petrotech, Roper gross profit for the nine months ended July 31, 1998 and 1997 was 53.7% and 54.3%, respectively, and Industrial Controls gross profit for these same periods was 58.6% and 58.8%, respectively. This slight decline in margins for Industrial Controls was due to lower margins at Compressor Controls, particularly in the third quarter of fiscal 1998 as discussed above. Within

Fluid Handling, Flow Technology had relatively high margins compared to the other companies in this segment that offset small declines at each of the other companies in the segment. The slight decline in Analytical Instrumentation gross profit margin was due to the larger acquisitions since the beginning of fiscal 1997 that have lower margins than the segment's existing businesses. Excluding the recently acquired businesses, overall gross margins for the Analytical Instrumentation companies were slightly higher for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

SG&A expenses increased 35% for the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997 mostly due to companies acquired since the beginning of fiscal 1997. As a percentage of sales, SG&A expenses were 31% for the nine months ended July 31 of both fiscal 1998 and fiscal 1997. As a percentage of sales, SG&A expenses decreased in Industrial Controls due mostly to Compressor Controls (relatively fixed infrastructure costs to support sales to Russia with relatively low sales in the first quarter of fiscal 1997). Fluid Handling expenses increased as a percentage of sales due mostly to Flow Technology (average for Roper, but high for this segment). Analytical Instrumentation expenses increased slightly as a percentage of sales throughout most of the segment. The largest percentage change compared to the first nine months of last year was at Uson where a large decrease in sales was not matched with a corresponding decrease in expenses.

Interest expense increased $1.5 million for the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997 principally due to higher debt levels resulting from the acquisitions of seven businesses since the beginning of fiscal 1997.

Roper's effective tax rate was 34.1% for the nine months ended July 31, 1998 compared to 34.2% for the nine months ended July 31, 1997. Roper's income tax policy throughout a fiscal year is to adjust its quarterly provision based on its most current estimate of its effective income tax rate for the entire year. At this time during each of the past two years, the effective income tax rate estimate for the entire year was about 34%.

Sales order bookings were $299.3 million during the nine months ended July 31, 1998 compared to $218.5 million for first nine months of fiscal 1997. The seven businesses acquired during the twelve months ended July 31, 1998 account for most of the increase. Compressor Controls also had significantly higher bookings during this period due to higher Gazprom bookings, especially during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. On a pro forma basis, bookings are up 8% with the increase at Petrotech representing the largest change between periods. Industrial Controls bookings increased 49% ($144.3 million vs. $97.0 million) and pro forma bookings increased 24%. Compressor Controls bookings are up 18% due primarily to Gazprom orders being up 60%. Actual and pro forma bookings at Petrotech are up 334% and 60%, respectively, due to securing several large engineering and procurement contracts. Fluid Handling actual bookings increased 4% ($72.6 million vs. $69.6 million) whereas pro forma bookings decreased 6%. Actual bookings benefited from the acquisition of Flow Technology whereas pro forma bookings were adversely affected primarily by declines at Fluid Metering and Integrated Designs of 11% and 31%, respectively. The decline in Integrated Designs bookings reflected depressed conditions in the semiconductor equipment industry. Analytical Instrumentation actual bookings increased 59% ($82.4 million vs. $51.9 million) and pro forma bookings were flat. Actual bookings benefited from the acquisitions of Acton, Industrial Data Systems and the Roper Scientific businesses. Pro forma bookings reflect strength at Roper Scientific and slight declines at the other businesses within the segment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital was $97.9 million at July 31, 1998 compared to $87.0 million at October 31, 1997. Total debt was $131.2 million at July 31, 1998 compared to $102.1 million at October 31, 1997. The debt to total capitalization ratio was 38.9% at July 31, 1998 compared to 36.5% at October 31, 1997.

Since October 31, 1997, Roper's cash costs for acquisitions were $10.0 million for Flow Technology, $8.9 million for Acton, $36.3 million for Photometrics and $6.5 million for PMC/BETA. The acquisition of Acton also included the issuance about 75,000 shares of Roper common stock.

The assets and liabilities of these companies at their respective acquisition dates also account for many of the changes in Roper's consolidated assets and liabilities between October 31, 1997 and July 31, 1998.

                                                      Acquired        Other
                                        10/31/97      Companies      Activity      07/31/98
                                       ---------      ---------      --------     ---------
                                                           (In thousands)
  Accounts receivable                  $  78,752       $ 6,851        $  (617)    $  84,986
  Inventories                             50,199         7,465         (2,087)       55,577
  Property and equipment                  31,395         1,263           (899)       31,759
  Intangible assets                      154,830        50,832         (6,989)      198,673
  Accounts payable                       (15,654)       (2,497)         1,740       (16,411)
  Accrued liabilities                    (25,231)       (3,011)        (1,251)      (29,493)
  Other assets and liabilities, net        5,629         3,640          1,190        10,459

Included in accounts receivable at July 31, 1998 is $3.7 million due from a customer in the CIS region (not Gazprom) for which Roper is evaluating its alternatives to pursue collection. The underlying sales that generated this balance occurred nearly two years ago. Until Roper more fully evaluates its alternatives, a valuation has not been deemed warranted.

Roper believes that internally generated cash flows and the remaining unused credit under its $200 million credit facility with NationsBank will be adequate to finance normal operating and further acquisition requirements. Although Roper maintains an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on Roper's activities, financial condition and results of operations. Roper has been notified by Leach Holding Corporation ("Leach") that it has terminated their negotiations with Roper pursuant to a previously announced letter of intent for the acquisition of Leach by Roper due to market conditions affecting the value of Roper common stock to be issued in exchange for the outstanding shares of Leach common stock.

Subsequent to July 31, 1998, Roper's Board of Directors authorized the purchase of up to 5% of Roper's outstanding common stock over a twelve-month period. These purchases can be made either on the open market or through privately negotiated transactions. These purchases will be funded by Roper's operating cash flows or borrowings under its existing NationsBank credit facility.

Roper anticipates that all of its businesses will generate positive cash flows, and that these cash flows will permit the reduction of outstanding debt at a pace consistent with that which Roper recently has experienced. However, the rate at which Roper can reduce its debt for the remainder of fiscal 1998 and beyond (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of its existing businesses, the level of common stock purchases under the buy-back program, the receipt, timing and shipments of new orders from Gazprom and the timing of payments from large CIS-region customers and cannot be predicted with certainty.

Capital expenditures were $3.9 million for the nine months ended July 31, 1998. For the year ending October 31, 1998, total capital expenditures are estimated to be similar to the $5.0 million that was spent in fiscal 1997.

OUTLOOK

Integrated Designs continues to experience poor market conditions in the semiconductor equipment industry and improved market conditions are not expected until at least the latter part of calendar 1999. Economic uncertainties in Asia continue to adversely affect several Roper businesses, especially Integrated Designs, Roper Pump and Gatan. Roper believes this region still possesses solid long-term growth potential. However, there is no certainty when or to what degree this potential growth might be realized.

Gazprom has recently established an internal financing mechanism for its turbomachinery controls purchases from Compressor Controls. Gazprom's funding is currently through a European bank wholly owned by Gazprom to more easily facilitate the payment terms Roper has requested and more consistently achieve scheduled shipment dates. Gazprom's gas supply contracts with Eastern Europe are believed to a major source of hard currency for Gazprom to meet its hard currency obligations, including those to Compressor Controls. These gas supply arrangements are also believed to somewhat protect Gazprom from economic instability affecting Russia and other CIS-region countries. This financing arrangement is expected to be available to Gazprom over the coming years for additional turbomachinery controls purchases under its supply agreement with Compressor Controls. However, Compressor Controls' business with Gazprom will continue to be subject not only to Gazprom maintaining satisfactory financing arrangements, but political and other uncertainties in Russia and the region which could adversely affect the timing and amount of future shipments, and cannot be assured.

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") 130 - Reporting Comprehensive Income, SFAS 131 - Disclosures about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits and SFAS 133 - Accounting for Derivative Instruments and Hedging Activities that will be applicable to Roper in either fiscal 1999 or fiscal 2000. Once adopted, none of these standards is expected to significantly affect Roper's financial statements or disclosures.

Roper has conducted a review throughout its operations to assess potential problems associated with processing dates beyond December 31, 1999. The majority of Roper's business systems are believed to be Year 2000 compliant, but some of the business systems will need to be modified or replaced to address this issue. All of Roper's products that are date sensitive are believed to have already been modified to address this issue. The costs of system and product modifications incurred thus far and estimated to be incurred in the future has not been, and is not expected to be, material to Roper's financial condition or results of operations.

FORWARD LOOKING INFORMATION

The information provided elsewhere in this report, in other Roper filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about Roper's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond Roper's control. Some of these risks include the level and timing of future business with Gazprom, the timing of payments from large CIS-region customers the economic recovery of certain industries and geographic regions and the future operating results of the newly acquired businesses. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper's future operations, financial condition or financial results.

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

        4.03   Amendment Agreement No. 1 to Amended and Restated Credit
               Agreement.

        4.04   Amendment Agreement No. 2 to Amended and Restated Credit
               Agreement.

  *****10.01   Lease of Milwaukee, Oregon facility.

     **10.02   1991 Stock Option Plan, as amended. +

 ******10.03   Non-employee Director Stock Option Plan. +

  *****10.04   Form of Indemnification Agreement. +

     **10.05   Consulting Agreement (G.L. Ohrstrom & Co.). +

     **10.06   Consulting Agreement (E.D. Kenna). +

*******10.11  Labor Agreement.

       27     Financial Data Schedule.

b.  Reports on Form 8-K

          None.
--------------------------------------------------------------------------------
*        Not used.
** Incorporated herein by reference to Exhibit s 3.1, 10.2, 10.5 and 10.6 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
*** Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
**** Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
***** Incorporated herein by reference to Exhibits 10.8 and 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.
****** Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 28, 1994.
******* Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

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


Signature                     Title                        Date
---------                     -----                        ----


/s/ Derrick N. Key            President and                August 21, 1998
---------------------         Chief Executive Officer
Derrick N. Key



/s/ Martin S. Headley         Vice President and           August 21, 1998
---------------------         Chief Financial Officer
Martin S. Headley



/s/ Kevin G. McHugh           Controller                   August 21, 1998
---------------------
Kevin G. McHugh

                                 EXHIBIT INDEX
                             TO REPORT ON FORM 10-Q

Number        Exhibit
------        -------


 3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

 3.2      Amended and Restated By-Laws incorporated herein by reference to
          Exhibit 3 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

 4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C) incorporate herein by reference to
          Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

 4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc., and NationsBank N.A. (South) and the lender parties thereto incorporated herein by reference to Exhibit 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

 4.03     Amendment Agreement No. 1 to Amended and Restated Credit Agreement.

 4.04     Amendment Agreement No. 2 to Amended and Restated Credit Agreement.

10.01 Lease of Milwaukee, Oregon facility incorporated herein by reference to Exhibit 10.8 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

10.02 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Annual Report on
          Form 10-K filed January 21, 1998.

10.03 Non-employee Director Stock Option Plan incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 28, 1994.

10.04     Form of Indemnification Agreement incorporated herein by reference to
          Exhibit 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.

10.05 Consulting Agreement (G.L. Ohrstrom & Co.) incorporated herein by reference to Exhibit 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

10.06     Consulting Agreement (E.D. Kenna) incorporated herein by reference to
          Exhibit 10.6 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

10.11 Labor Agreement incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

27        Financial Data Schedule.

                                       a