Form 10-K
period 1998-10-31
ROPER INDUSTRIES INC /DE/
filed 1999-01-20
CIK 882835

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1998
                                      or
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of December 31, 1998: $618,620,493

  Number of shares of Registrant's Common Stock as of December 31, 1998:
30,361,742

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on February 26, 1999, are incorporated by reference into Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

Roper Industries, Inc. (the "Company" or "Roper") designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of markets such as oil & gas, agricultural irrigation, chemical and petrochemical processing, large diesel engine and turbine/compressor control applications, bulk-liquid trucking, power generation, semiconductor, medical diagnostics, microscopy and scientific research industries.

The Company pursues consistent and sustainable growth in sales and earnings by operating and acquiring businesses which manufacture and sell high value-added, highly engineered industrial products that are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs and (iv) acquisition of similar businesses. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Year Ended October 31, 1998 Compared to Year Ended October 31, 1997 and--Year Ended October 31, 1997 Compared to Year Ended October 31, 1996."

MARKET SHARE, MARKET EXPANSION AND PRODUCT DEVELOPMENT. The Company competes in many narrowly defined niche markets. Its position in these markets is typically as the market leader or as a competitive alternate to the market leader. In those markets where the Company is regionally dominant it seeks to sustain growth through geographic expansion of its marketing efforts and the development of new products for associated markets.

The Company expanded its markets in fiscal 1998 principally by new business acquisitions. In December 1997, it acquired FTI Flow Technology, Inc. which manufactures and markets turbine flow meters, emission measurement equipment and flow meter calibration. In February 1998, it acquired Acton Research Corporation which manufactures and markets high-end spectrographic systems and optical equipment. In March 1998, the Company acquired Photometrics, Ltd., a Delaware corporation ("Photometrics") manufacturing and selling scientific-grade digital cameras and detectors based in Tucson, Arizona, and which subsequently was combined with the Company's Princeton Instruments, Inc. ("Princeton" or "Princeton Instruments") unit to form Roper Scientific, Inc ("Roper Scientific"). As a result of the integration of Photometrics and Princeton, Roper Scientific now offers customers a wide variety of digital imaging solutions. Finally, in April 1998, the Company's Metrix unit acquired all of the assets of Natick, Massachusetts-based PMC/Beta Limited Partnership, another manufacturer of vibration sensing and control equipment.

The four acquisitions completed during fiscal 1998 represented a combined investment of $64.3 million in cash and common stock. The Company completed its most recent nine acquisitions in just over two years. These acquisitions have been financed principally from borrowings. The Company, whose debt under its primary credit facility was $119 million at October 31, 1998 and $98 million at October 31, 1997 (37% and 35% of total capitalization, respectively), believes it is well positioned for additional acquisitions.

INTERNATIONAL SALES. Sales outside the United States continue to play an important part in the Company's overall operating results, including the U.S.-based businesses. In fiscal 1998, 1997 and 1996, the Company's net sales outside the U.S. were 50%, 46% and 48%, respectively, of total net sales. International sales increased as a percentage of total sales in fiscal 1998, primarily as a result of a higher level of sales to RAO Gazprom ("Gazprom"), a Russian energy company. Excluding sales to Gazprom, net sales outside the U.S. were 44%, 44% and 43% of the remaining total sales in fiscal 1998, 1997 and 1996, respectively. Information regarding international operations is set forth in Note 13 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report.

RESEARCH AND DEVELOPMENT. The Company conducts applied research and development to improve the quality and performance of its products, to develop new products and to enter new markets. Research and development performed by the Company often includes extensive field testing of its products. The Company spent approximately $18.0 million, $14.2 million and $8.7 million in the years ended October 31, 1998, 1997 and 1996, respectively, on research and development activities.


INDUSTRIAL CONTROLS SEGMENT

The Industrial Controls segment's products are manufactured and distributed by Amot Controls Corporation, Richmond, California ("Amot U.S.") and its U.K. affiliated division of Roper Industries Limited, Bury St. Edmunds, England ("Amot U.K."), which are collectively referred to as "Amot", Compressor Controls Corporation, Des Moines, Iowa ("Compressor Controls"), Metrix Instrument Co., L.P., having divisions located in Houston, Texas and Natick, Massachusetts ("Metrix") and Petrotech, Inc., Belle Chasse, Louisiana ("Petrotech").

The Industrial Controls segment's net sales, operating profit (before unallocated corporate administrative costs) and identifiable assets are set forth in Note 13 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal sales and services consist of: (i) rotating machinery control systems and panels, (ii) industrial value, control and measurement products, (iii) vibration instrumentation and (iv) design, build, construct and install services.

ROTATING MACHINERY CONTROL SYSTEMS AND PANELS.    The Company manufactures
control systems and panels engineered for applications involving compressors, turbines, and engines in the oil & gas, pipeline, power generation and marine industries.

INDUSTRIAL VALVE, CONTROL AND MEASUREMENT PRODUCTS. The Company manufactures a variety of valve, sensor, switch and control products used on engines, compressors, turbines and other powered equipment for the oil & gas, pipeline, power generation, marine and general industrial markets. Most of these products are designed for use in hazardous, explosive environments.

VIBRATION INSTRUMENTATION. The Company manufactures industrial vibration sensors, switches and transmitters for use in the broad industrial controls market. Their applications typically involve turbomachinery, engines, compressors, fans and/or pumps.

DESIGN, BUILD, CONSTRUCT AND INSTALL SERVICES. The Company provides specialized technical services to the product markets described above and thus offers turnkey solution capability to its customers. Services offered include engineering design, procurement, packaging and site installation.

Those classes of products within the Industrial Controls segment that accounted for at least 10% of the Company's consolidated net sales in any of the periods presented below are as follows (in thousands):

                                                       Years Ended October 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                       ----     ----     ----
Rotating machinery control systems and panels         $93,540  $59,078  $46,402
Industrial valve, control and measurement products     32,298   34,827   33,689

The following chart shows the breakdown of sales by market for fiscal 1998 for the Industrial Controls segment:

                           [PIE CHART APPEARS HERE]


Oil & Gas Exploration                   21%
General Industrial & Other              10%
Petrochemical                            4%
Oil & Gas-Production                    13%
Oil & Gas-Pipeline                      42%
Power Generation                         7%
Marine                                   3%



BACKLOG. The bulk of this segment's business consists of large engineered oil & gas development and transmission projects with lead times of three-to-nine months. Standard products generally ship within two weeks of receipt of order, while shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. The Company enters into blanket purchase orders for the manufacture of products for certain OEMs and end-users over periods of time specified by such customers. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $39.0 million at October 31, 1998 compared to $43.6 million as of October 31, 1997. The largest component of this decrease was due to delayed shipments to Gazprom at October 31, 1997 that were shipped during the first quarter of fiscal 1998.

DISTRIBUTION AND SALES. Distribution and sales occur through direct sales offices, manufacturer's representatives and industrial machinery distributors.

CUSTOMERS. Each of the Company's business units sells to a variety of customers worldwide. Gazprom was the largest single customer in this segment for the year, contributing approximately 24% of segment sales and has indicated its desire to continue purchases of control systems for several years. In fiscal 1998, sales to Gazprom were 11% of the Company's consolidated net sales. However, this business will continue to be subject to numerous commercial and political uncertainties beyond the Company's control. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Outlook".

FLUID HANDLING SEGMENT

The Fluid Handling segment's products are manufactured and distributed by Cornell Pump Manufacturing Corporation, Portland, Oregon ("Cornell Pump"), Fluid Metering, Inc., Syosset, New York ("FMI" or "Fluid Metering"), FTI Flow Technology, Inc., Phoenix, Arizona ("Flow Technology"), Integrated Designs L.P., Carrollton, Texas ("Integrated Designs") and Roper Pump Company, Commerce, Georgia ("Roper Pump").

The Fluid Handling segment's net sales, operating profit (before unallocated corporate administrative costs) and identifiable assets are set forth in Note 13 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal products consist of
(i) general industrial pumps, (ii) integrated dispense systems and (iii) flow metering products.

GENERAL INDUSTRIAL PUMPS. The Company manufactures a variety of general industrial pumps including (i) rotary gear pumps which operate on the principle of two gears intermeshing and are primarily used for pumping particle-free viscous liquids such as oil and certain fluid products, and specialty rotary gear pumps such as lubricating oil pumps for diesel engines and fuel distribution devices, (ii) progressing cavity pumps whose pumping elements consist of a steel rotor within an elastomeric stator and which are used primarily for handling viscous liquids with suspended solids and abrasive material and is the basis for the Company's "mud motor" used in the oil & gas industry for directional drilling, (iii) centrifugal pumps which are used for pumping water and other low-viscosity liquids in agricultural, industrial and municipal applications and (iv) piston-type metering pumps able to handle most types of chemicals and fluids within low-flow applications and used principally in the medical diagnostics, chemical processing, food processing and agricultural industries.

INTEGRATED DISPENSE SYSTEMS. The Company's microprocessor-based integrated dispense systems are used principally in the semiconductor industry to dispense chemicals in a precise and repeatable fashion during the wafer fabrication process. These highly reliable dispense units incorporate no mechanical displacement, but utilize the application of electronically regulated vacuum pressure.

FLOW METERING PRODUCTS. The Company manufactures turbine flow meters, emissions measurement equipment and flow meter calibration for the aerospace, automotive and other industrial applications.

Those classes of products within the Fluid Handling segment that accounted for at least 10% of the Company's consolidated net sales in any of the periods presented below are as follows (in thousands):

                                                  Years ended October 31,
                                                 -------------------------
                                                  1998     1997     1996
                                                  ----     ----     ----
  General industrial pumps                       $72,095  $71,918  $58,451
  Integrated dispense systems                     16,343   22,257   27,643

The following chart shows the breakdown of Fluid Handling segment sales by market for fiscal 1998:

                           [PIE CHART APPEARS HERE]


Transportation                   5%
Semiconductor                   16%
Oil & Gas                        5%
Power Generation                 7%
Municipal Waste Water Treatment  5%
Agriculture                      8%
Medical                          9%
Aerospace                        3%
General Industrial & Other      42%


BACKLOG. The Fluid Handling companies' sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt or order. Application-specific products typically occur within six-to-twelve weeks following receipt of order, although certain blanket purchase orders for certain OEMs and other end-users may extend for longer periods. This segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $12.7 million at October 31, 1998 compared to $15.9 million as of October 31, 1997. Most of the decrease in backlog was attributed to Integrated Designs where backlog was down 89% due to difficult market conditions in the semiconductor equipment industry.

DISTRIBUTION AND SALES. Distribution and sales occur through direct sales personnel, manufacturer's representatives and stocking and non-stocking distributors.

CUSTOMERS. Roper Pump and Cornell Pump products are widely distributed to customers in both domestic and international markets. Historically, most of Integrated Designs' sales have been to

U.S.-based semiconductor manufacturers, with a majority of sales concentrated among a few customers. Approximately 56% of Integrated Designs' fiscal 1998 sales were attributable to three customers who were the only customers representing over 10% of its annual sales. Fluid Metering has one OEM customer that was responsible for 40% of its fiscal 1998 net sales. This OEM customer's contribution to Fluid Metering's sales is customary and it is expected to continue as Fluid Metering's dominant customer. Fluid Metering is developing additional OEM relationships which is diminishing its dependence on future business from this customer.

ANALYTICAL INSTRUMENTATION SEGMENT

The Analytical Instrumentation segment's products are manufactured and distributed by Acton Research Corporation, Acton, Massachusetts ("Acton" or "Acton Research"), Gatan, Inc., Pleasanton, California ("Gatan"), Instrumentation Scientifique de Laboratoire, S.A., Verson, France ("ISL"), Molecular Imaging Corporation, Tempe, Arizona ("Molecular Imaging"), Roper Scientific, having operations in Tucson, Arizona and Trenton, New Jersey and Uson L.P., Houston, Texas ("Uson").

The Analytical Instrumentation segment's net sales, operating profit (before unallocated corporate administrative costs) and associated identifiable assets are set forth in Note 13 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal products consist of (i) digital imaging products, (ii) industrial testing and analysis products, (iii) microscopy specimen preparation/handling products and
(iv) spectroscopy products.

DIGITAL IMAGING PRODUCTS. The Company manufactures and sells extremely sensitive, high-performance charge-coupled device ("CCD") cameras and detectors for a variety of scientific uses, which include transmission electron microscopy and spectroscopy applications. These products are principally sold for use within academic, government research, semiconductor and material science end-user markets. They are frequently incorporated into OEM equipment.

INDUSTRIAL TESTING AND ANALYSIS PRODUCTS. The Company manufactures and sells (i) automated and manual test equipment to determine certain characteristics of petroleum products, such as flashpoint, viscosity and distillation and (ii) products and systems to determine leaks and completeness of assemblies and sub-assemblies in the automotive, medical and consumer products industries.

MICROSCOPY SPECIMEN PREPARATION/HANDLING PRODUCTS. The Company manufactures and sells specimen preparation and handling equipment for use on electron microscopes. These products are incorporated into OEM equipment and also sold as a retrofit for microscopes currently in use within the academic, government research, electronics and material science end-user markets.

SPECTROSCOPY PRODUCTS. The Company manufactures and sells spectrometers, monochrometers and optical components and coatings for various high-end analytical applications. These products are often incorporated into OEM equipment for use within the research and material science end-user markets.

The only class of products within the Analytical Instrumentation segment that accounted for at least 10% of the Company's consolidated net sales in any of the periods presented below is as follows (in thousands):

                                                      Years ended October 31,
                                                  -----------------------------
                                                    1998        1997     1996
                                                    ----        ----     ----
  Digital imaging products                        $65,576     $37,181   $7,410

The following chart shows the breakdown of Analytical Instrumentation segment sales by market for fiscal 1998:

                           [PIE CHART APPEARS HERE]

Semiconductor                   12%
Oil & Gas                        9%
Petrochemical                    3%
Automotive                      10%
General Industrial & Other      13%
Medical                          5%
Research                        48%




BACKLOG. The Analytical Instrumentation companies have lead times of up to several months on many of their product sales, although standard products are often shipped within four weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $28.9 million at October 31, 1998 compared to $23.1 million as of October 31, 1997. This year-over-year increase is mostly attributable to the fiscal 1998 acquisitions of Photometrics and Acton Research.

DISTRIBUTION AND SALES. Distribution and sales are achieved through a combination of manufacturer's representatives, agents, distributors and direct sales offices in both the U.S. and various leading industrial nations.

CUSTOMERS. Each of the companies in the Analytical Instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive, medical diagnostics and microscopy industries having operations globally.

MATERIALS AND SUPPLIERS

Most materials and supplies used by the Company are believed to be readily available from numerous sources and suppliers throughout the world. Some high-performance components for digital imaging products have been in short supply and the Company continuously investigates and identifies alternative sources where possible. The Company believes that this condition equally affects its competitors and, thus far, it has not had a significant adverse effect on sales.

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

COMPETITION

The Company has significant competition from a limited number of companies in each of its markets. No single competitor competes with the Company over a significant number of product lines. The Company's products compete primarily on the basis of performance, innovation and price.

PATENTS AND TRADEMARKS

The Company owns the rights under a number of patents and trademarks relating to certain of its products and businesses. While it believes that none of its companies is dependent on intellectual property rights, the product development and market activities of Compressor Controls, Integrated Designs, Gatan, and Roper Scientific, in particular, have been planned and conducted in conjunction with continuing patent strategies. Compressor Controls has been granted a series of U.S. and associated foreign patents and a significant portion of fiscal 1998 sales of Compressor Controls-manufactured products was of equipment which incorporated innovations that are the subject of several such patents which will not begin to expire until 2004.

Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its integrated dispense systems which accounted for the majority of its fiscal 1998 sales. The U.S. patent will expire in 2011.

While patents, trademarks and tradenames are considered important to the Company's operations, the Company does not believe it is dependent on any single patent or trademark or group of patents or trademarks.

EMPLOYEES

As of December 31, 1998, the Company had approximately 2,100 total employees, of whom approximately 1,800 were located in the U.S.

Amot U.S.'s shop employees are represented by the International Association of Machinists. Their collective bargaining agreements have been traditionally negotiated for three-year periods, although the current agreement completed in November 1995 runs until November 1999. Some Amot U.K. employees subscribe to membership in two unions, the Manufacturing, Science and Finance Union and the Transport and General Workers Union. All other Company employees are non-union. Total union membership is less than 100 employees.

Management believes that relations between its employees and the Company are excellent and is not aware of any circumstance which is likely to result in a work stoppage.

ITEM 2. PROPERTIES

The Company's corporate offices, consisting of 9,500 square feet of leased space, are located in Bogart, Georgia, which is adjacent to Athens, Georgia. Each operating company is based at and conducts its principal operations from a single location, which may comprise one or more buildings, with the exception of Gatan, whose manufacturing facility is near Pittsburgh, Pennsylvania. The Company has established sales and service locations around the world to support its operating units. The principal operating company properties are as follows:

                                         SQUARE FOOTAGE
                        TYPE OF          --------------
     LOCATION          PROPERTY       OWNED      LEASED       INDUSTRY SEGMENT
     --------          --------       -----      ------       ----------------
Phoenix, AZ            Office/Mfg.          -    32,100    Fluid Handling
Tucson, AZ             Office/Mfg.          -    37,000    Analytical Instrumentation
Pleasanton, CA         Office               -    19,400    Analytical Instrumentation
Richmond, CA           Office/Mfg.     70,000         -    Industrial Controls
Verson, France         Office/Mfg.          -    23,000    Analytical Instrumentation
Commerce, GA           Office/Mfg.    150,000         -    Fluid Handling
Des Moines, IA         Office/Mfg.          -    62,600    Industrial Controls
Belle Chasse, LA       Office/Mfg.     71,600         -    Industrial Controls
Acton, MA              Office/Mfg.          -    32,500    Analytical Instrumentation
Trenton, NJ            Office/Mfg.     38,000         -    Analytical Instrumentation
Syosset, NY            Office/Mfg.          -    27,500    Fluid Handling
Portland, OR           Office/Mfg.          -    55,000    Fluid Handling
Warrendale, PA         Mfg.                 -    24,500    Analytical Instrumentation
Carrollton, TX         Office/Mfg.          -    22,000    Fluid Handling
Houston, TX            Office/Mfg.     16,000         -    Industrial Controls
Houston, TX            Office/Mfg.          -    16,800    Analytical Instrumentation
Bury St. Edmunds, UK   Office/Mfg.     77,000         -    Industrial Controls
                                      -------   -------
   Totals                             422,600   352,400
                                      =======   =======

The Company considers each facility to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated manufacturing requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits involving product liability and other matters, none of which the Company believes, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's single class of common stock issued and outstanding trades on the New York Stock Exchange ("NYSE") under the symbol "ROP". Following is the range of high and low sales prices for the Company's common stock as reported by the NYSE during each of the Company's fiscal 1998 and 1997 quarters, as adjusted for an August 1997 2-for-1 stock split. The last sales price reported by the NYSE on December 31, 1998, was $20.375.

                                        HIGH          LOW
                                        ----          ---
          1998       4TH QUARTER        $23.250       $13.313
                     3RD QUARTER         34.063        20.000
                     2ND QUARTER         33.500        25.750
                     1ST QUARTER         31.000        24.438

          1997       4th Quarter         21.938        18.563
                     3rd Quarter         23.063        19.750
                     2nd Quarter         28.750        20.188
                     1st Quarter         34.875        25.500

Based on information available to the Company and its transfer agent, the Company believes that as of December 31, 1998 there were approximately 306 record holders of its common stock.

DIVIDEND POLICY. The Company has declared a cash dividend in each fiscal quarter since its February 1992 initial public offering. Giving effect to the September 1993 and August 1997 2-for-1 stock splits, its initial quarterly dividend rate was $.01 per share. The quarterly rate was increased to $.015 per share contemporaneously with the 1993 stock split, to $.025 per share in the 1994 fourth quarter, to $.0375 per share in the 1995 fourth quarter, to $.045 per share in the 1996 fourth quarter, to $.06 per share in the 1997 fourth quarter and to $.065 per share in the 1999 first quarter ending January 31, 1999. However, the timing, declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to the amount, if any, that will be available for the declaration of cash dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES. A portion of the Company's purchase price for Acton Research was paid by the issuance of 75,000 unregistered shares of Roper common stock at an agreed value of $1,936,000. These shares were not registered with the Securities and Exchange Commission in reliance upon the exemption from such registration afforded under Section 4(2) of the Securities Act of 1933, as amended, principally because of the limited number of persons to whom the shares were issued. The acquisition agreement provided that the value of the restricted shares paid was to be determined by the average of the per share closing prices of Roper's common stock reported by the NYSE for each of several days before and after the closing date.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The consolidated selected financial data presented below has been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the Company's Consolidated Financial Statements and related notes thereto included elsewhere in the Annual Report. All share data have been restated to reflect the 2-for-1 stock split in August 1997.

                                                                          Year ended October 31,
                                              --------------------------------------------------------------------------------
                                                1998 /(1)/       1997 /(2)/       1996 /(3)/      1995 /(4)/        1994
                                              --------------   --------------  --------------  ---------------  --------------
                                                                       (Dollars in thousands except per share data)
Operations data:
   Net sales                                       $ 389,170        $ 298,236       $ 225,651        $ 175,421       $ 147,683
   Gross profit                                      190,953          153,389         115,924           93,803          78,384
   Income from operations                             66,092           60,870          47,272           37,411          32,930
   Earnings before accounting
      changes                                         39,316           36,350          28,857           23,271          20,862
   Accounting changes /(5)/                                -                -               -                -            (720)
   Net earnings applicable to
       common shares                               $  39,316        $  36,350       $  28,857        $  23,271       $  20,142
                                              ==============   ==============  ==============  ===============  ==============

Per share data:
   Net earnings applicable to
      common shares:
         Basic                                     $    1.27        $    1.19       $    0.96        $    0.78       $    0.68
         Diluted                                        1.24             1.16            0.93             0.77            0.67
    Dividends                                          0.240            0.195           0.158            0.113           0.070

Balance sheet data:
    Working capital                                $  82,274        $  86,954       $  45,007        $  38,077       $  32,406
    Total assets                                     381,533          329,320         242,953          155,381         121,982
    Long-term debt, less current portion             120,307           99,638          63,373           20,150          16,683
    Stockholders' equity                             197,033          177,869         137,396          105,595          82,864



(1) Reflects inclusion of Princeton, Petrotech and IDS for the full year as compared to only part of 1997 and the inclusion of Flow Technology, Acton, Photometrics and PMC/Beta for part of 1998.

(2) Reflects inclusion of Gatan and FMI for the full year as compared to five months in the prior year; and inclusion of Princeton (5 1/2 months), Petrotech (5 months) and IDS (balance sheet only) in 1997.

(3) Reflects inclusion of Uson for the full year a compared to eight months in the prior year; inclusion of Metrix for the full year as compared to one month in the prior year; and inclusion of Gatan and FMI for five months in 1996.

(4) Reflects inclusion of ISL for the full year as compared to two months in the prior year; and inclusion of Uson and Metrix for eight months and one month, respectively, in 1995.

(5) Cumulative effect of adopting SFAS No. 106 and No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and selected financial data included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     GENERAL

The following table sets forth selected information for the years indicated. Amounts are dollars in thousands and percentages are of net sales.

                                                             YEAR ENDED OCTOBER 31,
                                                       -----------------------------------
                                                        1998        1997          1996
                                                       ------      ------        ------
     Net sales                                         100.0%      100.0%         100.0%
     Cost of sales                                      50.9        48.6           48.6
                                                      ------       -----         ------
     Gross profit                                       49.1        51.4           51.4
     Selling, general and administrative expenses       32.1        31.0           30.5
                                                      ------       -----         ------
     Income from operations                             17.0        20.4           20.9
     Interest expense                                    2.0         2.0            1.4
     Other income                                        0.3         0.1            0.1
                                                      ------       -----         ------
     Earnings before income taxes                       15.3        18.5           19.6
     Income taxes                                        5.2         6.3            6.8
                                                      ------       -----         ------
     Net earnings                                       10.1%       12.2%          12.8%
                                                      ======       =====         ======

                                                             YEAR ENDED OCTOBER 31,
                                            -----------------------------------------------------
                                                  1998               1997            1996
                                            ----------------   ---------------   ----------------
                                              $         %        $        %         $        %
                                           --------   ------   -------   -----   ------   -------
     INDUSTRIAL CONTROLS:/(1)/
      Net sales                             177,258            123,129            98,197
      Gross profit                           84,386     47.6    61,756    50.2    52,468   53.4
      Operating profit/(2)/                  31,458     17.7    22,402    18.2    21,075   21.5
     FLUID HANDLING:/(3)/
      Net sales                              99,471             94,175            86,094
      Gross profit                           45,160     45.4    43,213    45.9    38,686   44.9
      Operating profit/(2)/                  24,125     24.3    25,853    27.5    24,026   27.9
     ANALYTICAL INSTRUMENTATION:/(4)/
      Net sales                             112,441             80,932            41,360
      Gross profit                           61,407     54.6    48,420    59.8    24,770   59.9
      Operating profit/(2)/                  16,417     14.6    18,292    22.6     6,377   15.4

/(1)/ Includes results of Petrotech from June 1, 1997 and PMC/Beta from May 1, 1998.
/(2)/ Operating profit excludes unallocated corporate administrative costs. Such costs were $5,908, $5,677 and $4,206 for the years ended October 31, 1998, 1997 and 1996, respectively.
/(3)/ Includes results of Fluid Metering from May 23, 1996 and Flow Technology from December 1, 1997.
/(4)/ Includes results of Gatan from June 1, 1996, Princeton from May 17, 1997, IDS from November 1, 1997, Acton from March 1, 1998 and Photometrics from April 1, 1998.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

Net sales for fiscal 1998 of $389.2 million represented the sixth consecutive year that the Company has established a record high. The Company's core sales (excludes sales to Gazprom) increased 23% for the year ended October 31, 1998 compared to the year ended October 31, 1997. Total Industrial Controls sales increased 44% due mostly to the full year results from the May 1997 acquisition of Petrotech and increased sales to Gazprom. Sales to Gazprom were $41.9 million for the year ended October 31, 1998 as Gazprom entered into a financing agreement to stabilize this business. This compared to $14.7 million in sales during fiscal 1997. Fluid Handling sales increased 6% because of the December 1997 acquisition of Flow Technology which more than offset sales declines related to this segment's oil & gas, power generation and semiconductor capital equipment markets. Analytical Instrumentation sales increased 39% largely because of the full year or partial year results of four recent acquisitions.

Changes in overall gross profit derived mainly from the impact of the recently acquired companies and increased sales to Gazprom. The gross profit percentage for the Industrial Controls segment in fiscal 1998 compared to fiscal 1997 was adversely affected by Petrotech, which was acquired in May 1997 and historically experiences lower returns than the segment's other units. Excluding Petrotech, Industrial Controls' gross profit percentage would have been 56.5% compared to 57.2% for fiscal 1997. Most of the other decline stemmed from lower margins at Compressor Controls as a result of lower margins on Gazprom business from increased engineering and procurement services in fiscal 1998. The decline in Fluid Handling's gross profit percentage was not significant despite some difficult market conditions affecting several of this segment's units that more than offset strong results from Flow Technology. The gross profit percentage for Analytical Instrumentation decreased primarily because of results of Acton, Photometrics and Princeton, which reported combined gross profit of 44.4%. Photometrics and Princeton were merged into a single company named Roper Scientific. Analytical Instrumentation's gross profit was also adversely affected by about 2% on an inventory write-down at Roper Scientific that was identified upon implementation of better business systems. Petrotech had the greatest effect causing the decrease in Roper's overall gross profit percentages in 1998 compared to 1997. Other large factors were the lower margins at Compressor Controls and the inventory write-down at Roper Scientific.

Selling, general and administrative ("SG&A") expenses increased 35% for the year ended October 31, 1998 compared to the year ended October 31, 1997, primarily because of the expenses associated with the recent acquisitions. As a percentage of sales, SG&A expenses were 32.1% for fiscal 1998 compared to 31.0% for fiscal 1997. This increase resulted largely from additional reserves recorded during the fourth quarter of fiscal 1998 in response to a further deterioration of economic conditions in Russia and the region that cast doubt on the collectibility of certain accounts receivable related to sales in 1996.

Interest expense increased $1.8 million for the year ended October 31, 1998 compared to the year ended October 31, 1997 principally because of higher debt levels resulting from the acquisition of seven companies since the beginning of fiscal 1997. Interest rates were slightly lower in fiscal 1998 compared to fiscal 1997 primarily because of more favorable terms negotiated into the NationsBank agreement in May 1997. LIBOR rates became lower late in fiscal 1998, but the effects on fiscal 1998 results were not significant.

The effective tax rate was 34.1% for fiscal 1998 compared to 34.0% for fiscal 1997. There were also no significant differences between years in the reconciling items between the statutory rate and the effective rate for these years.

Sales order bookings were $382.3 million during the year ended October 31, 1998 compared to $297.6 million for the year ended October 31, 1997, an increase of 28%. On a pro forma basis, to include acquisitions for similar periods in the prior year, bookings were 4% higher this year compared to last year. Industrial Controls' bookings were up 40% (20% on a pro forma basis) because of Petrotech, which booked a large project, and Compressor Controls, because of increased business with Gazprom following Gazprom establishing new financing arrangements early in the year. Fluid Handling's bookings were up 2% (down 8% on a pro forma basis) compared to fiscal 1997. The acquisition of Flow Technology offset 46% lower bookings at Integrated Designs caused by the depressed business conditions in the semiconductor capital equipment industry. Bookings within Analytical Instrumentation increased 42% (down 6% on a pro forma basis). Whereas the increase resulted from acquisitions, the pro forma decrease reflected weak business conditions for all of the companies in this segment.

Sales order backlog was $80.7 million at October 31, 1998 compared to $82.6 million at October 31, 1997. On a pro forma basis, backlog was 13% lower than last year. Pro forma backlog at Industrial Controls was down 11% despite a significant increase at Petrotech that resulted from increased bookings discussed above. Backlog related to Russia-region shipments was down $8.5 million compared to last year, largely because of delayed shipments at October 31, 1997 that were shipped during the first quarter of fiscal 1998. Excluding the Russia-region decrease in backlog, actual and pro forma backlog at Industrial Controls was up 12% and 11% at October 31, 1998 compared to October 31, 1997, respectively. Fluid Handling's pro forma backlog was 32% lower at the end of fiscal 1998 compared to fiscal 1997 largely because of an 89% decline in the backlog at Integrated Designs. Pro forma backlog was 6% lower at Analytical Instrumentation due to the lower level of bookings.


YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

Net sales for 1997 of $298.2 million represented the fifth consecutive year that the Company established a record high. Sales were $225.7 million in 1996. The increased sales during 1997 derived mostly from the inclusion of the results of Gatan and Fluid Metering for the entire year (each of these companies was acquired during May 1996 and combined, contributed $30.8 million of additional revenues) and the inclusion of Princeton and Petrotech for part of 1997 (each of these companies was acquired during May 1997 and combined, contributed $42.6 million of sales in 1997). Excluding these four companies, net sales for 1997 were approximately the same as 1996.

Metrix and Uson each had very strong sales growth in 1997 (in excess of 20%) primarily because of increased volume. Integrated Designs reported decreased sales of about 20% because of continued adverse conditions affecting the cyclical semiconductor equipment industry. Integrated Design's sales during fiscal 1997 continued to significantly trail the level reported during the first two quarters of 1996. ISL reported sales about 16% lower in 1997 compared to 1996. The largest reason for ISL's decreased sales was the strengthened U.S. dollar during 1997 relative to the French

Franc (about 10%), the functional currency for most of ISL's sales. Another factor contributing to ISL's lower sales was its restructuring, which resulted in the disposal of small sales subsidiaries in the U.K. and Brazil. Compressor Controls also reported lower sales (about 4%) in 1997 compared to 1996. Compressor Controls had significant sales to its primary customers in the CIS, Gazprom and Ukraine Gazprom, during 1996 ($23.3 million) that exceeded comparable 1997 sales ($14.9 million). Both of these customers were unable to finalize their respective financing programs to make purchases at similar levels in 1997.

Net sales for the Industrial Controls segment (up $24.9 million, or 25%) increased mostly because of the inclusion of Petrotech for the last five months of 1997. The increased sales at Metrix was largely offset by a sales decline at Compressor Controls, where 18% gains in the core business were more than offset by declines in the CIS business, as noted above. Net sales for the Fluid Handling segment (up $8.1 million, or 9%) increased mostly because of the inclusion of Fluid Metering for all of 1997 compared to only five months in 1996. The decrease in Integrated Designs sales was partially offset by higher sales at Roper Pump. Net sales for the Analytical Instrumentation segment (up $39.6 million, or 96%) increased mostly because of the inclusion of Gatan for all of 1997 compared to the last five months of 1996 and the inclusion of Princeton since its acquisition in May 1997. The increased sales reported by Uson were largely offset by decreased sales by ISL.

The increase in gross profit in 1997 ($153.4 million in 1997 compared to $115.9 million in 1996) is also due mostly to Gatan, Fluid Metering, Princeton and Petrotech, which were acquired over the past two years. Excluding these companies, gross profit increased $3.4 million in 1997 even though sales were relatively flat. Gross profit increased in each of the operating companies except for Integrated Designs and ISL, whose decreases were directly related to decreased sales. Despite the drop in sales, Compressor Controls' gross profit improved on a favorable product mix and certain cost reduction efforts.

Industrial Controls gross profit increased (up $9.3 million, or 18%) mostly because of the inclusion of Petrotech ($5.8 million) for the last five months of 1997. Gross profit also increased at Compressor Controls ($2.6 million) as discussed previously. Fluid Handling gross profit increased (up $4.5 million, or 12%) largely as a result of including Fluid Metering for a full year compared to only part of 1996. Analytical Instrumentation gross profit increased (up $23.6 million, or 95%) because of the inclusion of Gatan for all of 1997 compared to only part of 1996 ($14.1 million) and the inclusion of Princeton for the latter part of 1997 ($9.4 million).

The overall gross profit percentage in 1997 equaled that of 1996 (51.4%), despite the increased profitability mentioned earlier. This was attributable to the acquisition of Petrotech, whose typical gross profit percentage is significantly less than that of the Company's other operating units. Excluding Petrotech, the Company would have reported consolidated gross profit of 54.0%, or an increase of 2.6% compared to 1996. This increase was mainly from the product mix and cost improvements at Compressor Controls, whose gross margin percentage was up almost 8% compared to 1996 and the high margins on increased sales at Gatan (full year vs. partial year). Excluding Petrotech, Industrial Controls would have reported gross profit of 57.1% compared to 53.4% in 1996 because of the improvements at Compressor Controls. Gross profit percentages in 1997 for the Fluid Handling and Analytical Instrumentation segments were each within about 1% of the amounts reported in 1996. Other than Compressor Controls, the gross profit percentages reported by each of the Company's operating units were considered relatively comparable between 1997 and 1996 (within 5%).

SG&A expenses increased $23.9 million, or 34.8%, during 1997 compared to 1996. Most of the increase ($18.4 million) stemmed from the additional costs associated with those companies acquired during the past two years. Compressor Controls also reported additional costs of $5.5 million, largely the result of efforts over the past eighteen months to increase the infrastructure supporting the anticipated increased business with Gazprom and other opportunities in the area.

SG&A expenses for Industrial Controls increased (up $8.0 million, or 25%) mainly because of the additional costs reported at Compressor Controls and the inclusion of Petrotech ($2.9 million). SG&A expenses for Fluid Handling increased (up $2.7 million, or 18%) mostly because of the full year vs. partial effects of Fluid Metering ($2.0 million). SG&A expenses for Analytical Instrumentation increased (up $11.7 million, or 64%) as a result of the full year vs. partial year effects of Gatan ($7.7 million) and the inclusion of Princeton in 1997 ($5.8 million). Partially offsetting these increases were decreased costs at ISL attributable to the benefits of the restructuring program executed early in 1997 and exchange rate fluctuations.

As a percentage of sales, consolidated SG&A expenses was 31.0% in 1997 compared to 30.4% in 1996. Most of the increase was derived from higher research and development ("R&D") spending ($14.2 million in 1997, 4.8% of sales, compared to $8.7 million in 1996, 3.9% of sales) associated with the higher technology products at Gatan and Princeton. These two companies accounted for $4.2 million of the increase. Other R&D spending increases reflected a continuing commitment to new product development at all companies. Selling expenses and administrative expenses decreased slightly as a percentage of sales (less than 1%) as a result of volume leverage and cost containment programs.

Interest expense increased $2.8 million during 1997 compared to 1996 because of the full-year effect of the additional borrowings used to finance most of the acquisition costs of Gatan and Fluid Metering (each acquired in May 1996) and the partial-year effect of the 1997 acquisitions of Princeton and Petrotech.

The Company's effective tax rate was 34.0% in 1997 compared to 34.8% in 1996. The lower effective tax rate in 1997 results from greater utilization of Foreign Sales Corporation ("FSC") benefits on export sales. The recently acquired Gatan, Princeton and Petrotech all had significant export sales.

Net earnings were $36.4 million, or $1.16 per common share (diluted), in 1997 compared to $28.9 million, or $0.93 per common share (diluted), in 1996. All per share amounts have been adjusted to reflect the 2-for-1 stock split (in the form of a 100% stock dividend) that was paid on August 1, 1997.

Bookings during 1997 ($297.6 million) increased 29% compared to 1996 ($230.4 million), mainly because of the impact of the companies acquired over the past two years ($61.2 million). Excluding these companies, bookings during 1997 increased 3% compared to 1996, reflecting strength in the Industrial Controls segment (up 8%, mostly at Amot and Metrix). Fluid Handling and Analytical

Instrumentation each reported slightly lower bookings in 1997 for those companies included in all of both 1997 and 1996 (no individual company changed more than 10%). On a pro forma basis including Gatan and Fluid Metering bookings since November 1, 1995 and Princeton and Petrotech bookings since the date in 1996 comparable to their acquisition date in 1997, bookings were up 4% in 1997 compared to 1996.

Sales order backlog was $82.6 million and $56.2 million at October 31, 1997 and 1996, respectively. Most of the increase ($21.0 million) represented the backlog at Princeton and Petrotech, which were acquired during 1997. On a pro forma basis to include these companies backlog at October 31, 1996, the 1997 backlog was 5% greater than 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OCTOBER 31, 1998 COMPARED TO OCTOBER 31, 1997

Working capital was reduced to $82.3 million at October 31, 1998 compared to $87.0 million at October 31, 1997. Decreased working capital combined with increased sales was representative of the Company's efforts to maximize cash flow opportunities. The Company utilizes a $200 million credit agreement with a syndicate of banks to provide most of its external financing requirements.
Total debt was $126.1 million at October 31, 1998 compared to $102.1 million at October 31, 1997. The debt to total capitalization ratio increased to 39.0% at October 31, 1998 from 36.5% at October 31, 1997.

Since October 31, 1997, the Company's cash costs for acquisitions have been $0.3 million for IDS, $10.0 million for Flow Technology, $9.3 million for Acton, $36.4 million for Photometrics and $6.6 million for PMC/Beta. The acquisition of Acton also included the issuance of Roper common stock with an assigned value of $1.9 million.

The assets and liabilities of these companies at their respective acquisition dates also accounted for many of the changes in the Company's financial condition components between October 31, 1998 and October 31, 1997 as illustrated in the following table (in thousands):

                                               Acquired     Other
                                   10/31/97   Companies   Activity    10/31/98
                                  ---------   ---------   --------   ---------
  Accounts receivable             $  78,752    $  6,848   $ (8,601)  $  76,999
  Inventories                        50,199       7,362     (6,117)     51,444
  Other current assets                2,290       1,533     (1,764)      2,059
  Property and equipment             31,395       1,063       (553)     31,905
  Intangible assets                 154,255      50,842     (7,918)    197,179
  Other noncurrent assets            11,780       2,107     (1,290)     12,597
  Accounts payable                  (15,654)     (2,497)    (2,900)    (21,051)
  Accrued liabilities               (25,231)     (2,646)    (2,038)    (29,915)
  Income taxes payable               (1,564)          -        701        (863)
  Other noncurrent liabilities       (6,877)          -        262      (6,615)

The decrease in accounts receivable was mostly due to a reduction of approximately $6.3 million in net receivables from Compressor Controls customers in its CIS/Eastern Europe region. This reduction was mostly due to additional reserves recorded in the fourth quarter in response to deteriorated economic conditions in Russia as discussed previously. Other large reductions in accounts receivable stemmed from a 68% decline in fourth quarter sales at Integrated Designs and a 35% reduction in accounts receivable balances at Petrotech as a result of improved collection procedures.

The decrease in inventories was also mostly at Compressor Controls where there was a buildup of inventory at October 31, 1997 in anticipation of sales to Gazprom that did not occur until the first quarter of fiscal 1998. Petrotech's inventories were higher at October 31, 1998 than last year by $2.3 million because of progress on a large project and Roper Scientific's inventories (excluding the acquisition of Photometrics) were down due to an adjustment that is the subject of an ongoing investigation possibly involving improper activities, and because of other improvements in operating practices.

The decrease in intangible assets was from the periodic amortization of goodwill.

During fiscal 1998, Gazprom put in place a long-term financing for its purchase of turbomachinery controls sourced from the Company's Compressor Controls unit. This financing has facilitated a more consistent supply of product to Gazprom. This financing arrangement is expected to be available over the next several years for additional turbomachinery controls purchases. However, given unstable political and economic conditions in Russia, the Company's future shipments to Gazprom will continue to be subject to these political, economic and other uncertainties, which could adversely affect the timing and amount of future shipments and cannot be assured.

In August 1998, the Company's Board of Directors authorized the purchase of up to 5% of the Company's outstanding common stock over a twelve- month period. These purchases can be either on the open market or through privately negotiated transactions. Prior to October 31, 1998, the Company purchased approximately 964,000 shares of its common stock (about 3% of total outstanding shares) for $18.0 million. Authorization still exists to complete the stock buy-back program. However, future purchases will be dependent upon market conditions and other factors deemed relevant and cannot be assured.

The Company's capital expenditures requirements are modest for an industrial products company and were $5.5 million for the year ended October 31, 1998. The Company does not believe there will be a change in the order of magnitude of capital expenditure requirements in fiscal 1999.

The management team of one of the Company's smallest indirect subsidiaries holds a minority interest in that company under an existing agreement whereby the minority interest will be purchased by its parent based on a multiple of operating income in fiscal 1999. This subsidiary will then become indirectly wholly-owned by the Company. This transaction is to occur early in FY2000 and is estimated to be about $1.1 million.

In November 1998, the Company's Board of Directors increased the quarterly cash dividend paid on its outstanding common stock from $0.06 per share to $0.065 per share. This represents the sixth consecutive year in which the quarterly dividend has been increased.

The Company believes that internally generated cash flows and the remaining unused credit under its NationsBank agreement will be adequate to finance additional authorized common stock purchases, normal operating requirements and further acquisition activities. Although the Company maintains an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on the Company's activities, financial condition and results of operations.

The Company anticipates that the newly acquired companies as well as the existing companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which the Company generally has experienced. However, the rate at which the Company can reduce its debt during fiscal 1999 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, additional purchases of the Company's outstanding common stock under the buy-back program and the financial performance of its existing companies and cannot be predicted with certainty.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") 130 - Reporting Comprehensive Income, SFAS 131 - Disclosures about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits and SFAS 133 - Accounting for Derivative Instruments and Hedging Activities that will be applicable to the Company in fiscal 1999 or fiscal 2000. Once adopted, none of these standards is expected to affect its financial position, operating results or disclosures significantly. See Note 1 to the Company's Consolidated Financial Statements for further discussion of these specific new pronouncements.

YEAR 2000 ISSUES

Many data processing applications identify a year using its last two digits and assume the first two digits are 19. After December 31, 1999 when the first two digits of a year become 20, there is uncertainty regarding how these applications will interpret the current date and the inability to interpret the date correctly might disrupt the effectiveness of the data processing applications. Such disruptions might disrupt normal business operations. These issues are commonly known as "Y2K" issues.

The Company believes it has taken reasonable steps to instigate a process that should ensure that its operations are not going to be materially affected by Y2K issues that affect the functionality of its products or processes. The Company has identified some products and processes that need to be modified and such changes are planned to be implemented well in advance of January 1, 2000. In general, the Company has very few products that are date sensitive and most of these products do not rely on the date for their performance.

Some of the Company's subsidiaries are or had been using data information systems that would not properly address Y2K issues. Some of the changes necessary to address these issues have already been made and remaining changes are planned to be implemented before January 1, 2000. Total prior and future costs, including capital expenditures, are expected to be less than $3 million, most of which has already been incurred.

The Company does not utilize any material interdependent computer systems, either between its subsidiaries or between the Company and its suppliers or customers.

The Company believes that its most reasonably likely worst-case scenario with Y2K issues involves a disruption at a direct vendor or one of the vendor's vendors that reduces the availability of components to the Company's products. No individual product accounts for a significant amount of the Company's revenues and the Company believes it could find alternative sources for such
components that might become unavailable from historical sources.   Each of the
Company's subsidiaries has been undergoing a process of contacting their vendors to assess their preparedness for Y2K issues. It's also possible that Y2K issues affecting the Company's customers could cause them to delay or cancel their orders for the Company's products. The Company is continuing to assess potential material disruption from Y2K issues that might disrupt our customers businesses. Due to the diversity of the Company's customer base, the Company does not believe that any disruption of its business by a single customer due to its problems with Y2K issues would materially affect its business as a whole.

The Company cautions that it's not possible to know the full impacts of what might happen when the events triggering Y2K issues actually occur and the impact on the Company could be significantly worse than the worst-case scenario the Company believes reasonably likely to occur.

MARKET RISKS

At October 31, 1998, the Company's interest rate swap agreements represented a potential liability of $2.6 million, or about 1% of net assets. For every interest rate movement of 10 basis points higher or lower at October 31, 1998, the value attributed to the swap agreements would have been lower or higher by about $570,000. Upon adoption of SFAS 133, the value attributed to the swap agreements will be reflected in the financial position of the Company and changes in this valuation will mostly be reflected as a component of other comprehensive income. The swap agreements are intended to reduce the volatility of interest payments related to its long-term borrowings. See Note 1 to the Company's Consolidated Financial Statements.

The Company's fiscal 1998 sales denominated in a currency other than U.S. dollars (mostly western Europe and Japan) were less than 25% of total sales and net assets maintained in a functional currency other than U.S. dollars (mostly France and the U.K.) at October 31, 998 were less than 10% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Company's operations or net assets.

OUTLOOK

With the unusually high level of shipments made to Gazprom in the first quarter of fiscal 1998, the Company expects first quarter earnings in fiscal 1999 to be less than that reported for the first quarter of fiscal 1998. For the entire year, the Company expects fiscal 1999 to be its seventh consecutive year of record sales and earnings. However, several of the markets for the Company's products and services (oil & gas, power generation and semiconductor capital equipment) are currently experiencing a softness in demand and the impact on results for fiscal 1999 is uncertain.

The Company expects to continue an active acquisition program. However, completion of future acquisitions and their impact on the Company's results or financial condition cannot be accurately predicted.

FORWARD LOOKING INFORMATION

The information provided elsewhere in this Annual Report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and timing of future business with Gazprom and other Eastern European customers, changes in interest rates, Y2K effects and the future operating results of the newly acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, financial condition, or financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risks."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Proposal 1: Election of Three (3) Directors" and "--Executive Officers", and "VOTING SECURITIES -- Compliance with
Section 16 (a) of the Securities and Exchange Act of 1934" in the Company's definitive Proxy Statement which relates to the 1999 Annual Meeting of Stockholders of the Company to be held on February 26, 1999 (the "Proxy Statement"), to be filed within 120 days after the close of the Company's 1998 fiscal year, which information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Meetings of the Board and Board Committees; Compensation of Directors", "--Related Transactions", and "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions", and "-- Executive Compensation" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is made to the information included under the captions "VOTING SECURITIES" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Related Transactions" in the Proxy Statement, which information is incorporated herein by this reference.

                                    PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The Consolidated Financial Statements listed in Item 8 of Part II are filed as a part of this Annual Report.

     (a)(2) The following consolidated financial statement schedule on page S-1 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

        II. Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 1998, 1997 and 1996.

     (b). Reports on Form 8-K
          -------------------

          The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1998.

     (c). Exhibits
          --------

          The following exhibits are separately filed with this Annual Report.

Exhibit No.                 Description of Exhibit
-----------                 -----------------------


        *2.1    Agreement and Plan of Reorganization (Photometrics, Ltd.)

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

   *****4.03    Amendment Agreement No. 1 to Amended and Restated Credit
                Agreement.

 *****  4.04    Amendment Agreement No. 2 to Amended and Restated Credit
                Agreement.

        4.05    Amendment Agreement No. 3 to Amended and Restated Credit
                Agreement.

 ******10.01     Lease of Milwaukee, Oregon facility.

     **10.02     1991 Stock Option Plan, as amended. +

       10.03     Non-employee Director Stock Option Plan, as amended. +

 ******10.04     Form of Indemnification Agreement. +

     **10.05     Consulting Agreement (G.L. Ohrstrom & Co.). +

     **10.06     Consulting Agreement (E.D. Kenna). +

*******10.11     Labor Agreement.

          21     List of Subsidiaries.

          23     Consent of Independent Auditors - KPMG LLP.

          27     Financial Data Schedule.


================================================================================

* Incorporated herein by reference to Exhibit 2 to the Roper Industries, Inc. Current Report on Form 8-K filed April 15, 1998.
** Incorporated herein by reference to Exhibits 3.1, 10.2, 10.5 and 10.6 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
*** Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
**** Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
***** Incorporated herein by reference to Exhibits 4.03 and 4.04 to Roper Industries, Inc.'s Quarterly Report on Form 10-Q filed August 21, 1998.
****** Incorporated herein by reference to Exhibits 10.8 and 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.
******* Incorporated herein by reference to Exhibit 10.3 to the Roper
        Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

+       Management contract or compensatory plan or agreement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.


                            ROPER INDUSTRIES, INC.
                                   (COMPANY)

By /s/ DERRICK N. KEY                                                     January 8, 1999
  --------------------------------------
        Derrick N. Key
        Chairman of the Board, President
          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           SIGNATURE                               TITLE                       DATE
/s/ DERRICK N. KEY                    Chairman of the Board, President    January 8, 1999
--------------------------------
Derrick N. Key                        and Chief Executive Officer

/s/ MARTIN S. HEADLEY                 Vice President and                  January 8, 1999
--------------------------------
Martin S. Headley                     Chief Financial Officer

/s/ KEVIN G. McHUGH                   Controller                          January 8, 1999
--------------------------------
Kevin G. McHugh

/s/ W. LAWRENCE BANKS                 Director                            January 8, 1999
--------------------------------
W. Lawrence Banks

/s/ LUITPOLD VON BRAUN                Director                            January 8, 1999
--------------------------------
Luitpold von Braun

/s/ DONALD G. CALDER                  Director                            January 8, 1999
--------------------------------
Donald G. Calder

/s/ JOHN F. FORT, III                 Director                            January 8, 1999
--------------------------------
John F. Fort, III

/s/ WILBUR J. PREZZANO                Director                            January 8, 1999
--------------------------------
Wilbur J. Prezzano

/s/ GEORG GRAF SCHALL-RIAUCOUR        Director                            January 8, 1999
--------------------------------
Georg Graf Schall-Riaucour

/s/ ERIBERTO R. SCOCIMARA             Director                            January 8, 1999
--------------------------------
Eriberto R. Scocimara

/s/ CHRISTOPHER WRIGHT                Director                            January 8, 1999
--------------------------------
Christopher Wright

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                                                                               PAGE
Consolidated Financial Statements:
   Independent Auditors' Report...............................................................................  F-2

   Consolidated Balance Sheets as of October 31, 1998 and 1997................................................  F-3

   Consolidated Statements of Earnings for the Years ended October 31, 1998, 1997 and 1996....................  F-4

   Consolidated Statements of Stockholders' Equity for the Years ended October 31, 1998, 1997 and 1996........  F-5

   Consolidated Statements of Cash Flows for the Years ended October 31, 1998, 1997 and 1996..................  F-6

   Notes to Consolidated Financial Statements.................................................................  F-7

Supplementary Data:
   Schedule II -  Consolidated  Valuation  and  Qualifying  Accounts for the Years ended October 31, 1998,
     1997 and 1996............................................................................................  S-1

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Roper Industries, Inc.:


We have audited the accompanying consolidated financial statements of Roper Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                             KPMG LLP


Atlanta, Georgia
December 4, 1998

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 1998 and 1997
        (Dollar and share amounts in thousands, except per share data)

                                                                                        1998              1997
                                                                                    -----------        ----------
Assets:

Cash and cash equivalents                                                           $     9,350        $       649
Accounts receivable, net                                                                 76,999             78,752
Inventories                                                                              51,444             50,199
Other current assets                                                                      2,059              2,290
                                                                                    -----------        -----------
     Total current assets                                                               139,852            131,890

Property, plant and equipment, net                                                       31,905             31,395
Intangible assets, net                                                                  197,179            154,255
Other assets                                                                             12,597             11,780
                                                                                    -----------        -----------

     Total assets                                                                   $   381,533        $   329,320
                                                                                    ===========        ===========


Liabilities and Stockholders' Equity:

Accounts payable                                                                    $    21,051        $    15,654
Accrued liabilities                                                                      29,915             25,231
Income taxes payable                                                                        863              1,564
Current portion of long-term debt                                                         5,749              2,487
                                                                                    -----------        -----------
     Total current liabilities                                                           57,578             44,936

Long-term debt                                                                          120,307             99,638
Other liabilities                                                                         6,615              6,877
                                                                                    -----------        -----------
     Total liabilities                                                                  184,500            151,451
                                                                                    -----------        -----------

Stockholders' equity:
   Preferred stock, $.01 par value per share; 1,000 shares authorized;
     none outstanding                                                                         -                  -
   Common stock, $.01 par value per share; 80,000 shares authorized;
     31,307 issued and 30,343 outstanding at October 31, 1998 and
     30,920 issued and outstanding at October 31, 1997                                      313                309
   Additional paid-in capital                                                            67,145             61,950
   Cumulative translation adjustment                                                       (906)              (937)
   Retained earnings                                                                    148,435            116,547
   Treasury stock, 964 shares at October 31, 1998                                       (17,954)                 -
                                                                                    -----------        -----------
     Total stockholders' equity                                                         197,033            177,869
                                                                                    -----------        -----------
     Total liabilities and stockholders' equity                                     $   381,533        $   329,320
                                                                                    ===========        ===========

         See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                  Years ended October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)

                                                                          1998            1997           1996
                                                                       -----------    -----------    --------
Net sales                                                              $   389,170    $   298,236    $   225,651
Cost of sales                                                              198,217        144,847        109,727
                                                                       -----------    -----------    -----------

Gross profit                                                               190,953        153,389        115,924

Selling, general and administrative expenses                               124,861         92,519         68,652
                                                                       -----------    -----------    -----------

Income from operations                                                      66,092         60,870         47,272

Interest expense                                                             7,856          6,048          3,282
Other income                                                                 1,380            278            250
                                                                       -----------    -----------    -----------

Earnings before income taxes                                                59,616         55,100         44,240

Income taxes                                                                20,300         18,750         15,383
                                                                       -----------    -----------    -----------

Net earnings                                                           $    39,316    $    36,350    $    28,857
                                                                       ===========    ===========    ===========

Net earnings per common and common equivalent share:
   Basic                                                               $      1.27    $      1.19    $      0.96
                                                                       ===========    ===========    ===========
   Diluted                                                             $      1.24    $      1.16    $      0.93
                                                                       ===========    ===========    ===========

Weighted average common and common equivalent shares outstanding:
   Basic                                                                    31,001         30,580         30,112
                                                                       ===========    ===========    ===========
   Diluted                                                                  31,717         31,458         30,882
                                                                       ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)

                                                            Add'l.     Cumulative
                                       Common stock        paid-in    translation    Retained    Treasury
                                     -------------------
                                      Shares     Amount    capital     adjustment    earnings     stock      Total
                                     -------    --------  ---------   ------------  ----------  --------    --------
Balances at October 31, 1995          29,876    $    299  $  42,594   $        635  $   62,067  $      -    $105,595

Net earnings                               -           -          -              -      28,857         -      28,857
Common stock issued for an
  acquisition                            248           2      5,698              -           -         -       5,700
Common stock issued under
  incentive bonus plan                    75           1      1,351              -           -         -       1,352
Exercise of stock options                124           1      1,099              -           -         -       1,100
Currency translation adjustments           -           -          -           (458)          -         -        (458)
Cash dividends ($0.1575 per share)         -           -          -              -      (4,750)        -      (4,750)
                                     -------    --------  ---------   ------------  ----------  --------    --------

Balances at October 31, 1996          30,323         303     50,742            177      86,174         -     137,396

Net earnings                               -           -          -              -      36,350         -      36,350
Common shares issued for
  acquisitions                           416           4      8,708              -           -         -       8,712
Common stock issued under
  incentive bonus plan                    10           -        245              -           -         -         245
Exercise of stock options                171           2      2,255              -           -         -       2,257
Currency translation adjustments           -           -          -         (1,114)          -         -      (1,114)
Cash dividends ($0.195 per share)          -           -          -              -      (5,977)        -      (5,977)
                                    --------    --------  ---------   ------------  ----------  --------    --------

Balances at October 31, 1997          30,920         309     61,950           (937)    116,547         -     177,869

Net earnings                               -           -          -              -      39,316         -      39,316
Common stock issued for an
  acquisition                             75           1      1,935              -           -         -       1,936
Exercise of stock options                312           3      3,260              -           -         -       3,263
Currency translation adjustments           -           -          -             31           -         -          31
Cash dividends ($0.24 per share)           -           -          -              -      (7,428)        -      (7,428)
Treasury stock purchases                (964)          -          -              -           -   (17,954)    (17,954)
                                    --------   ---------  ---------   ------------  ----------  --------    --------

Balances at October 31, 1998          30,343   $     313  $  67,145   $       (906) $  148,435  $(17,954)   $197,033
                                    ========   =========  =========   ============  ==========  ========    ========

         See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended October 31, 1998, 1997 and 1996
                                (In thousands)

                                                                           1998           1997         1996
                                                                       -----------    -----------    ---------
Cash flows from operating activities:
   Net earnings                                                        $    39,316    $    36,350    $  28,857
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
       Depreciation and amortization of property, plant
         and equipment                                                       6,106          5,367        4,140
       Amortization of intangible assets                                     8,328          6,033        3,711
       Changes in operating assets and liabilities:
         Accounts receivable                                                10,084        (10,876)      (7,470)
         Inventories                                                         5,615          2,303         (469)
         Accounts payable and accrued liabilities                            7,118         (2,357)       4,817
         Income taxes payable                                               (1,001)        (1,585)      (1,909)
         Other, net                                                            607            168        1,409
                                                                       -----------    -----------    ---------
     Net cash provided by operating activities                              76,173         35,403       33,086
                                                                       -----------    -----------    ---------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                        (62,676)       (55,311)     (74,878)
   Capital expenditures                                                     (5,502)        (4,984)      (5,010)
   Other, net                                                                 (252)          (163)           5
                                                                       -----------    -----------    ---------
           Net cash used in investing activities                           (68,430)       (60,458)     (79,883)
                                                                       -----------    -----------    ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                             60,896         94,845      101,456
   Principal payments on long-term debt                                    (37,522)       (65,180)     (51,979)
   Cash dividends to stockholders                                           (7,428)        (5,977)      (4,750)
   Treasury stock purchases                                                (17,954)             -            -
   Proceeds from stock option exercises                                      3,263          1,762        1,100
   Other, net                                                                 (200)          (116)        (866)
                                                                       -----------    -----------    ---------
           Net cash provided by financing activities                         1,055         25,334       44,961
                                                                       -----------    -----------    ---------

Effect of exchange rate changes on cash                                        (97)           (53)         (63)
                                                                       -----------    -----------    ---------

Net increase (decrease) in cash and cash equivalents                         8,701            226       (1,899)

Cash and cash equivalents, beginning of year                                   649            423        2,322
                                                                       -----------    -----------    ---------

Cash and cash equivalents, end of year                                 $     9,350    $       649    $     423
                                                                       ===========    ===========    =========

         See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


(1)    Summary of Accounting Policies
       ------------------------------

       Basis of Presentation - The consolidated financial statements include the
       ---------------------
       accounts of Roper Industries, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. On August 1, 1997, the Company paid a 2-for-1 stock split on its common stock in the form of a 100% stock dividend. All amounts related to common stock prior to August 1, 1997 have been restated to reflect the stock split.

       Cash and Cash Equivalents - The Company considers highly liquid financial
       -------------------------
       instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at October 31, 1998 totaled $5,697 and were comprised of money market investments and overnight Eurodollar funds. There were no similar cash equivalents at October 31, 1997.

       Accounts Receivable - Accounts receivable are stated net of an allowance
       -------------------
       for doubtful accounts of $6,915 and $1,866 at October 31, 1998 and 1997, respectively. Accounts receivable include $2,587 and $0 at October 31, 1998 and 1997, respectively, of unbilled receivables related to long-term contracts.

       Inventories - Inventories are valued at the lower of cost or market.
       -----------
       Subsidiaries of the Company use either the first-in, first-out cost method ("FIFO") or the last-in, first-out cost method ("LIFO"). Inventories valued at LIFO cost comprised approximately 16% and 17% of consolidated inventories at October 31, 1998 and 1997, respectively.

       One of the Company's subsidiaries had a decrement in its LIFO reserve during 1998 and 1997. The impact of these decrements on the Company's consolidated results of operations was immaterial for each of these years.

       Property, Plant and Equipment and Depreciation - Property, plant and
       ----------------------------------------------
       equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets as follows:

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

       Fair Value of Financial Instruments - The Company's carrying value of
       -----------------------------------
       long-term debt approximates fair value since most of the debt matures within 30-90 days of incurrance and is renewed at current interest rates.

       In February 1998 and April 1998, the Company entered into five-year interest rate swap agreements for notional amounts of $50,000 and $25,000, respectively. In both agreements, the Company pays a fixed interest rate and the other party pays a variable interest rate. In June 1998, both of these agreements were amended to lower the Company's fixed interest rate obligations in exchange for granting the other party an option to extend the agreements for an additional five years. At October 31, 1998, the Company's weighted average fixed-rate obligation was 5.7% and the applicable LIBOR rate was 5.2%. The Company accrues the effects of the different interest rates as a charge or credit against current earnings over the life of the agreements. The effects during the year ended October 31, 1998 were not material.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


       The Company has estimated the fair value of these agreements at October 31, 1998 to be a liability of about $1,350 ($2,555 assuming the options are exercised) that was not reflected in the Company's financial statements. This value was determined by comparing the present value of the fixed interest payments to the variable interest payments based on the interest rates at October 31, 1998.

       The carrying value of all other financial instruments approximates fair value due to their short-term nature.

       Intangible Assets - Intangible assets consist principally of goodwill,
       -----------------
       which is amortized on a straight-line basis over periods ranging from 15 to 40 years. The accumulated amortization for intangible assets was $22,954 and $14,402 at October 31, 1998 and 1997, respectively. The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Other intangible assets are recorded at cost. On an ongoing basis, management reviews the valuation and amortization periods of intangible assets. The Company assesses the recoverability of the goodwill element of its intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired enterprise. Based upon such reviews as of October 31, 1998 and 1997, management did not consider the unamortized balances of goodwill or other intangible assets to be impaired.

       Income Taxes - The Company has not provided deferred taxes on the
       ------------
       accumulated undistributed earnings of its foreign subsidiaries, as substantially all such earnings are intended to be permanently reinvested. At October 31, 1998, the accumulated undistributed earnings totaled approximately $12,000. The amount of U.S. tax due if such earnings were repatriated approximates $4,000 and would be substantially offset by allowable foreign tax credits. The Company also has not provided for any foreign withholding taxes due on the repatriation of such earnings.

       Research and Development - Research and development costs include
       ------------------------
       salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled approximately $18,000, $14,200 and $8,700 for the years ended October 31, 1998, 1997 and 1996, respectively.

       Foreign Currency Translation - Assets and liabilities of foreign
       ----------------------------
       subsidiaries whose functional currency is not the U.S. dollar are translated at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected as a separate component of stockholders' equity.

       Use of Estimates - Management of the Company has made a number of
       ----------------
       estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Earnings Per Common and Common Equivalent Share - Basic earnings per
       -----------------------------------------------
       share was calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share was calculated using net earnings and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective year. There were no differences between net earnings and net earnings available for common stockholders. Common stock equivalents consisted of stock options. The effects of common stock equivalents was determined using the treasury stock method.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


       For the years ended October 31, 1998, 1997 and 1996, there were 365, 0 and 201 options outstanding at the end of each year, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

       In financial reports issued prior to fiscal 1998, earnings per share were expressed as either primary or fully diluted. Earnings per share amounts for periods prior to fiscal 1998 have been restated to conform with Statement of Financial Accounting Standards ("SFAS") No. 128 - Earnings per Share, which was implemented at the beginning of fiscal 1998.

       Stock Options - Stock-based compensation is measured at its fair value at
       -------------
       the grant date in accordance with a valuation model and SFAS 123 - Accounting for Stock-Based Compensation provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. The Company has elected to provide the pro forma disclosures.

       Recently Released Accounting and Reporting Pronouncements -
       ---------------------------------------------------------
       SFAS No. 130 - Reporting Comprehensive Income establishes standards for reporting comprehensive income and its components. This statement addresses certain items that affect a company's net assets without affecting its income statement. For the Company, the only such item is expected to be foreign currency translation adjustments resulting from its non-U.S. subsidiaries. SFAS 130 is applicable to the Company beginning with fiscal 1999. The impact on the Company's financial statements compared to information presently available is not expected to be significant.

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

       SFAS No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practible. SFAS 132 is applicable to the Company beginning with its year-end reporting in fiscal 1999. The impact of this statement on the Company's disclosures is not expected to be significant.

       SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS 133 is applicable to the Company beginning with its first quarter of fiscal 2000. The impact of this statement on the Company's statement of financial position is not expected to be significant.


(2)    Business Acquisitions
       ---------------------

       Over the past three years, the following acquisitions have occurred, each of which was accounted for using the purchase method of accounting. The acquired assets and liabilities of the acquired entities were recorded at their fair values and the results of operations were included in the Company's consolidated results of operations beginning from the date acquired. The excess of the acquisition cost over the fair value of the net assets acquired is amortized using the straight-line method.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)

                                            Acquisition costs
                                     --------------------------------
                                                    Roper shares                                           Goodwill
                                                ---------------------
                             Date       Cash      000's       Value             Segment                     period
                           --------   --------- --------- -----------     ----------------------------  --------------
       PMC/Beta            04/30/98   $   6,600       -   $      -        Industrial Controls                 20 years
       Photometrics        03/31/98      36,400       -          -        Analytical Instrumentation          25 years
       Acton               02/27/98       9,300      75      1,936        Analytical Instrumentation          15 years
       Flow Technology     12/01/97      10,000       -          -        Fluid Handling                      20 years
       IDS                 10/31/97       4,900      15        352        Analytical Instrumentation          15 years
       Petrotech           05/30/97      14,900     262      5,720        Industrial Controls                 15 years
       Princeton           05/16/97      36,000     138      2,640        Analytical Instrumentation          30 years
       Gatan               05/31/96      50,100       -          -        Analytical Instrumentation          30 years
       Fluid Metering      05/22/96      25,000     248      4,767        Fluid Handling                      30 years

       PMC/Beta manufactures and markets vibration-monitoring equipment and operates as a division of the Company's Metrix unit.

       Photometrics is a leading manufacturer and marketer of extremely sensitive cooled CCD cameras and detectors for primary and applied research markets. Subsequent to the acquisition of Photometrics, it was merged into Princeton and the combined company was renamed Roper Scientific, Inc. ("Roper Scientific").

       Acton manufactures and markets spectrometers, monochromators and optical components and coatings for various high-end analytical applications.

       Flow Technology manufactures and markets turbine flow meters, calibrators and emissions measurement equipment for aerospace, automotive and industrial markets.

       IDS is a leading manufacturer of leak testing instrumentation primarily for the medical and industrial supplies industry and operates as a division of the Company's Uson unit.

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

       Fluid Metering designs, manufactures and markets low-flow, precision-dispense pumps.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


     The following unaudited pro forma summary presents the Company's consolidated results of operations as if the acquisitions during fiscal 1998 and 1997 had occurred at the beginning of fiscal 1997.

                                                              Years ended October 31,
                                                            --------------------------
                                                                1998           1997
                                                            -----------    -----------
                  Net sales                                 $   405,249    $   379,139
                                                            ===========    ===========
                  Net earnings                              $    39,826    $    38,647
                                                            ===========    ===========
                  Net earnings per share:
                    Basic                                   $      1.28    $      1.25
                                                            ===========    ===========
                    Diluted                                 $      1.25    $      1.22
                                                            ===========    ===========

(3)  Supplemental Cash Flow Information
     ----------------------------------

     A summary of annual supplemental cash flow information for the years ended October 31 is as follows:

                                                                  1998            1997           1996
                                                               -----------    -----------    -----------
           Cash paid during the year for:
              Interest                                         $     6,869    $     7,409    $     2,048
                                                               -----------    -----------    -----------
              Income taxes, net of refunds received            $    19,906    $    20,207    $    16,203
                                                               ===========    ===========    ===========

           Noncash investing activities:
              Net assets of businesses acquired:
                Fair value of assets, including goodwill       $    69,755    $    81,431    $    82,311
                Liabilities assumed                                 (5,143)       (17,408)          (757)
                Common stock issued                                 (1,936)        (8,712)        (5,700)
                                                               -----------    -----------    -----------
                  Cash paid, net of cash acquired              $    62,676    $    55,311    $    75,854
                                                               ===========    ===========    ===========

(4)  Inventories
     -----------

     The components of inventories at October 31 are as follows:

                                                             1998           1997
                                                         -----------    -----------
              Raw materials and supplies                 $    27,462    $    25,729
              Work in process                                 10,700         13,715
              Finished products                               14,885         12,398
              Less LIFO reserve                               (1,603)        (1,643)
                                                         -----------    -----------
                                                         $    51,444    $    50,199
                                                         ===========    ===========

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


(5)  Property, Plant and Equipment
     -----------------------------

     The components of property, plant, and equipment at October 31 are as follows:

                                                                         1998           1997
                                                                     -----------    -----------
              Land                                                   $     1,348    $     1,151
              Buildings                                                   14,682         14,034
              Machinery, tooling and other equipment                      53,579         47,817
                                                                     -----------    -----------
                                                                          69,609         63,002
              Less accumulated depreciation and amortization             (37,704)       (31,607)
                                                                     -----------    -----------
                                                                     $    31,905    $    31,395
                                                                     ===========    ===========

(6)  Accrued Liabilities
     -------------------

     Accrued liabilities at October 31 consist of:

                                                                         1998           1997
                                                                     -----------    -----------

              Wages and other compensation                           $    13,271    $    12,137
              Commissions                                                  4,489          4,339
              Other                                                       12,155          8,755
                                                                     -----------    -----------
                                                                     $    29,915    $    25,231
                                                                     ===========    ===========

(7)  Income Taxes
     ------------

     Earnings before income taxes for the years ended October 31 consist of the following components:

                                               1998            1997           1996
                                            -----------    -----------    -----------
              Domestic                      $    48,065    $    47,704    $    36,930
              Foreign                            11,551          7,396          7,310
                                            -----------    -----------    -----------
                                            $    59,616    $    55,100    $    44,240
                                            ===========    ===========    ===========

     Components of income tax expense for the years ended October 31 are as follows:

                                               1998            1997           1996
                                            -----------    -----------    -----------
              Current:
                 Federal                    $    17,188    $    15,414    $    11,492
                 State                              353            993            845
                 Foreign                          3,941          2,574          2,630
              Deferred expense (benefit)         (1,182)          (231)           416
                                            -----------    -----------    -----------
                                            $    20,300    $    18,750    $    15,383
                                            ===========    ===========    ===========

                    ROPER INDUSTRIES, INC, AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


       A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended October 31 is as follows:

                                                                          1998            1997         1996
                                                                       -----------    -----------    --------
              Federal statutory rate                                       35.0%          35.0%        35.0%
              State income taxes, net of federal benefit                    0.4            1.2          1.3
              Exempt income of Foreign Sales Corporation                   (3.5)          (4.0)        (1.7)
              Goodwill amortization                                         2.2            1.5          1.6
              Other, net                                                      -            0.3         (1.4)
                                                                       --------       --------       ------
                                                                           34.1%          34.0%        34.8%
                                                                       ========       ========       ======

       Components of the deferred tax assets and liabilities at October 31 are as follows:

                                                                                         1998            1997
                                                                                      -----------     ---------
              Deferred tax assets:
                Reserves and accrued expenses                                         $   4,365      $   2,380
                Amortizable intangible assets                                             2,193          4,311
                Postretirement medical benefits                                             540            496
                Inventories                                                                 422              -
                Net operating loss carryforward                                             146            805
                                                                                      ---------      ---------

                  Total deferred tax assets                                               7,666          7,992
                                                                                      ---------      ---------

              Deferred tax liabilities:
                Plant and equipment                                                         629            507
                Former IC-DISC recapture                                                  1,019          1,072
                Inventories                                                                   -             31
                                                                                      ---------      ---------
                  Total deferred tax liabilities                                          1,648          1,610
                                                                                      ---------      ---------

                  Net deferred tax asset                                              $   6,018      $   6,382
                                                                                      =========      =========

       The Company has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets. The net operating loss carryforward expires in varying amounts from 2001 through 2006.

(8)    Long-Term Debt
       --------------

       Long-term debt at October 31 consists of the following:

                                                                    1998           1997
                                                                -----------    -----------
              NationsBank credit facility                       $   119,000    $    97,914
              Other                                                   7,056          4,211
                                                                -----------    -----------
                                                                    126,056        102,125
              Less current portion                                    5,749          2,487
                                                                -----------    -----------
                                                                $   120,307    $    99,638
                                                                ===========    ===========

                    ROPER INDUSTRIES, INC, AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)

       Future maturities of long-term debt during each of the next five years ending October 31 and thereafter are as follows:


               1999                                            $     5,749
               2000                                                    575
               2001                                                    226
               2002                                                119,117
               2003                                                    129
               Thereafter                                              260
                                                               -----------
                                                               $   126,056
                                                               ===========

       On May 15, 1997, the Company secured a new $200,000 revolving credit facility by the amendment and restatement of its principal credit agreement that theretofore had provided for a $100,000 facility. Financing under the new agreement continues to be provided by a syndication of financial institutions whose agent is NationsBank, N.A. (South). The agreement requires annual commitment fees ranging from 0.15% to 0.30% on the unused portion of the total credit commitment, payable quarterly.

       Borrowings under the NationsBank agreement accrue interest at the Company's option at either a function of the prime rate or LIBOR and are secured only by a pledge of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10,000 sublimit for letters of credit under this agreement. The weighted average interest rate on the outstanding borrowings under this facility was 5.9% at October 31, 1998 and 6.2% at October 31, 1997.

       At October 31, 1998, the Company had $77,866 in unused availability under the NationsBank agreement.

       The NationsBank agreement generally provides for, among other things, restrictions on certain future acquisitions and cash payments to stockholders and for the Company to maintain certain minimum consolidated tangible net worth and other financial ratios. Restricted payments to stockholders include dividends and are limited to 50% of fiscal year net earnings as defined in the agreement. The NationsBank agreement is effective through May 31, 2002.

(9)    Retirement and Other Benefit Plans
       ----------------------------------

       The Company maintains two defined contribution retirement plans, under the provisions of Section 401 of the Internal Revenue Code, covering substantially all domestic employees not subject to collective bargaining agreements. The Company partially matches employee contributions. Its costs related to the plans were $3,293, $2,530 and $2,065 in fiscal 1998, 1997 and 1996, respectively.

       The Company also maintains a defined benefit retirement plan covering employees of a foreign subsidiary, a plan that provides postretirement medical benefits for employees at a number of its domestic subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401 plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(10)   Contingencies
       -------------

       The Company, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability. The Company is vigorously contesting all product liability lawsuits which, in general, are based upon claims of the kind which have been customary over the past several years. Based upon the Company's past experience with resolution of its product liability claims and the limits of the primary, excess, and umbrella liability insurance coverages that

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


       are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position or results of operations of the Company. Included in other noncurrent assets at October 31, 1998 are estimated insurable settlements receivable from insurance companies of $1,651.

       Over the past five years, one of the Company's subsidiaries, Compressor Controls, has made significant sales to large natural gas distribution companies and compressor manufacturers in the countries of the former Soviet Union. Certain of this business was on an open account basis. During the fourth quarter of fiscal 1998, economic uncertainties in Russia and the region got worse and a severe devaluation of the region's currencies occurred. This created additional doubt concerning the collectibility of certain accounts receivable from customers in this region. In response to these events, the Company provided $3,800 to fully reserve all of these receivables except those from RAO Gazprom. The Company believes that RAO Gazprom receivables will be fully collected as most of these receivables are secured by letters of credit. Net of this reserve, accounts receivable at October 31, 1998 included amounts due from such customers totaling $8,408. The Company continues to take action to attempt to receive partial payment of the amounts reserved.


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

       In January 1996, the Company's Board of Directors (the "Board") adopted a Shareholder Rights Plan and declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board's consent. Each Right may be exercised to acquire one one-thousandth of a newly issued share of the Company's Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase the Company's common stock having a market value at such time of twice the Right's exercise price. The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights will expire on January 8, 2006.

       The Company periodically enters into agreements with the management of newly-acquired companies for the issuance of Company common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive. Under these agreements, 10 and 124 shares were issued during fiscal 1997 and 1996, respectively, and 20 shares are reserved for future issue.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


(12)   Stock Options
       -------------

       The Company has a stock option plan (the "Plan"), as amended, which authorizes the issuance of up to three and one half million shares of common stock to certain directors, key employees, and consultants of the Company and its subsidiaries as incentive and/or nonqualified options. Options under the Plan may be granted through December 17, 2001 at prices not less than 100% of market value of the underlying stock at the date of grant. These options vest ratably over a five-year period from the date of the grant. Options expire ten years from the date of grant. Payment of the option price may be made in cash, extension of loans by the Company, or by tendering shares of the Company's common stock having a fair market value equal to the aggregate option price.

       The Company also has a stock option plan for non-employee directors (the "Non-employee Director Plan"). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase four thousand shares of the Company's common stock and thereafter options to purchase an additional four thousand shares per annum under terms and conditions similar to the Plan, except that following their grant, all options will become fully vested at the time of the Annual Meeting of Shareholders in the next fiscal year and will be exercisable ratably over five years from the date of grant.


       A summary of stock option transactions under these plans is shown below:

                                                            Outstanding options           Exercisable options
                                                          -----------------------       ------------------------
                                                                         Average                       Average
                                                                         exercise                      exercise
                                                            000's         price           000's         price
                                                          ---------    ----------       --------     -----------
              October 31, 1995                               1,782     $    11.27            411     $      9.61

              Fiscal 1996 activity:
                Granted                                        544          19.89
                Exercised                                     (125)          8.76
                Canceled                                       (23)         15.15
                                                          --------

              October 31, 1996                               2,178          13.51             677          10.43

              Fiscal 1997 activity:
                Granted                                        205          22.18
                Exercised                                     (171)         10.29
                Canceled                                       (80)         16.06
                                                          --------

              October 31, 1997                               2,132          14.51             995          11.58

              Fiscal 1998 activity:
                Granted                                        389          27.59
                Exercised                                     (316)         10.73
                Canceled                                      (118)         19.48
                                                          --------

              October 31, 1998                               2,087     $    17.24           1,109    $     13.08
                                                          ========     ==========       =========    ===========

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


       Options outstanding and exercisable at October 31, 1998 are summarized below.

                                                          Outstanding options               Exercisable options
                                                 -------------------------------------     ---------------------
                                                               Average        Average                    Average
                                                              exercise       remaining                  exercise
               Exercise price                      000's        price          life          000's        price
              ----------------                   --------     --------     -----------     --------     --------
              $  3.75 -  10.00                        352     $   6.15       4.1 years          352     $   6.15
                10.01 -  15.00                        314        11.96       5.9 years          212        11.99
                15.01 -  20.00                        732        17.22       6.0 years          451        16.96
                20.01 -  25.00                        324        22.80       8.0 years           94        22.94
                25.01 -  30.00                        338        27.19       9.1 years            -            -
                30.01 -  32.25                         27        32.16       9.5 years            -            -
                                                 --------     --------     -----------     --------     --------

              $  3.75 -  32.25                      2,087     $  17.24       6.5 years        1,109     $  13.08
                                                 ========     ========     ===========     ========     ========

       For pro forma disclosure purposes, the weighted-average grant-date fair value of options granted during the years ended October 31, 1998, 1997 and 1996 was $11.73 per share, $8.66 per share and $7.76 per share, respectively. All options granted during each of the years ended October 31, 1998, 1997 and 1996 were at exercise prices equal to the market price of the Company's common stock when granted.

       Grant-date fair values were determined using the Black-Scholes option-pricing model. Factors used in the model include (a) a risk-free interest rate of 6.25%; (b) an average expected option life of 7 years; (c) an expected volatility of 20%-36%; and (d) an expected dividend yield of 0.75%.

       Had the Company recognized compensation expense for the fair value of options granted during fiscal 1998, 1997 and 1996 in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been as presented below.

                                                                      1998            1997          1996
                                                                   -----------    -----------    -----------
              Net earnings, as reported                            $    39,316    $    36,350    $    28,857
              Net earnings, pro forma                                   36,094         35,110         27,917
              Net earnings per share, as reported:
                Basic                                                     1.27           1.19           0.96
                Diluted                                                   1.24           1.16           0.93
              Net earnings per share, pro forma:
                Basic                                                     1.16           1.15           0.93
                Diluted                                                   1.14           1.12           0.90

     The disclosed pro forma effects on earnings do not include the effects of options granted prior to fiscal 1996 since the provisions of SFAS 123 are not applicable to options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 1998, 1997 and 1996 may not be representative of the pro forma effects in future years. Based on the historical vesting schedule of the Company's option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company's Board and cannot be assured.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


(13)   Segment and Geographic Area Information

       The Company's operations are grouped into three business segments: industrial controls ("IC"), fluid handling ("FH") and analytical instrumentation ("AI"). The industrial controls segment's products include thermostatic valves, pneumatic panel components, pressure and temperature sensors, microprocessor-based turbomachinery control systems and associated engineering services, and vibration monitoring instruments. Products included within the fluid handling segment are rotary gear, progressing cavity, positive displacement, centrifugal and piston-type metering pumps, turbine flow meters, calibrators, emissions measuring equipment and precision chemical dispensing products for the semiconductor industry. The analytical instrumentation segment's products include petroleum product analysis/test equipment, microprocessor-based leak testers, cooled CCD cameras and detectors and analytical products used in the operation of transmission and scanning electron microscopes.

       Sales between geographic areas are primarily of finished products and are accounted for at cost plus a profit margin. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. Income and expenses not allocated to business segments or geographic areas include investment income, interest expense and corporate administrative costs.

       Identifiable assets are those assets used exclusively in the operations of each business segment or geographic area, or which are allocated when used jointly. Corporate assets are principally comprised of recoverable insurance claims, cash, deferred compensation assets and property and equipment.

       The following table shows net sales, operating profit, and other financial information by industry segment for the years ended October 31:

                                                     IC           FH            AI        Corporate        Total
                                                 -----------  -----------  -----------  -------------   -----------
       1998
       ----
       Net sales                                 $   177,258  $    99,471  $   112,441  $           -   $   389,170
       Operating profit                               31,458       24,125       16,417         (5,908)       66,092
       Identifiable assets                           116,454       76,487      176,574         12,018       381,533
       Depreciation and amortization                   4,331        3,440        6,195            468        14,434
       Capital expenditures                            2,139        1,706        1,475            182         5,502

       1997
       ----
       Net sales                                 $   123,129  $    94,175  $    80,932  $           -   $   298,236
       Operating profit                               22,402       25,853       18,292         (5,677)       60,870
       Identifiable assets                           118,386       69,117      134,970          6,847       329,320
       Depreciation and amortization                   3,712        2,844        4,347            497        11,400
       Capital expenditures                            1,817        1,693        1,347            127         4,984

       1996
       ----
       Net sales                                 $    98,197  $    86,094  $    41,360  $           -   $   225,651
       Operating profit                               21,075       24,026        6,377         (4,206)       47,272
       Identifiable assets                            84,845       71,405       84,048          2,655       242,953
       Depreciation and amortization                   2,909        2,184        2,538            220         7,851
       Capital expenditures                            1,991        2,300          446            273         5,010

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996
        (Dollar and share amounts in thousands, except per share data)


Summarized data for the Company's U.S. and foreign operations (principally in Europe and Japan) for the years ended October 31 are as follows:

                                                                   Corporate
                                                                  adjustments
                                         United                   and elimi-
                                         States       Foreign       nations       Total
                                      -----------   -----------  ------------ ------------
1998
----
Sales to unaffiliated customers       $   336,985   $    52,185  $         -  $   389,170
Sales between geographic areas             12,385         5,077      (17,462)           -
                                      -----------   -----------  -----------  -----------
    Net sales                         $   349,370   $    57,262  $   (17,462) $   389,170
                                      ===========   ===========  ===========  ===========

Operating profit                      $    60,788   $    11,212  $         -  $    72,000
General corporate expenses                      -             -       (5,908)      (5,908)
                                      -----------   -----------  -----------  -----------
    Income from operations            $    60,788   $    11,212  $    (5,908) $    66,092
                                      ===========   ===========  ===========  ===========

Identifiable assets                   $   338,191   $    31,324  $    12,018  $   381,533
                                      ===========   ===========  ===========  ===========

1997
----
Sales to unaffiliated customers       $   259,583   $    38,653  $         -  $   298,236
Sales between geographic areas              7,326         3,795      (11,121)           -
                                      -----------   -----------  -----------  -----------
    Net sales                         $   266,909   $    42,448  $   (11,121) $   298,236
                                      ===========   ===========  ===========  ===========

Operating profit                      $    59,286   $     7,267  $         -  $    66,547
General corporate expenses                      -             -       (5,677)      (5,677)
                                      -----------   -----------  -----------  -----------
    Income from operations            $    59,286   $     7,267  $    (5,677) $    60,870
                                      ===========   ===========  ===========  ===========

Identifiable assets                   $   292,936   $    29,537  $     6,847  $   329,320
                                      ===========   ===========  ===========  ===========

1996
----
Sales to unaffiliated customers       $   195,048   $    30,603  $         -  $   225,651
Sales between geographic areas              2,334           740       (3,074)           -
                                      -----------   -----------  -----------  -----------
    Net sales                         $   197,382   $    31,343  $    (3,074) $   225,651
                                      ===========   ===========  ===========  ===========

Operating profit                      $    44,497   $     6,981  $         -  $    51,478
General corporate expenses                      -            -        (4,206)      (4,206)
                                      -----------   -----------  -----------  -----------
    Income from operations            $    44,497   $     6,981  $    (4,206) $    47,272
                                      ===========   ===========  ===========  ===========

Identifiable assets                   $   214,751   $    25,547  $     2,655  $   242,953
                                      ===========   ===========  ===========  ===========

Export sales from the United States during the years ended October 31, 1998, 1997 and 1996 were approximately $160,000, $111,000 and $78,000, respectively. In the year ended October 31, 1998 these exports were shipped primarily to Russia (27%), Asia and the Far East (23%), Europe (22%) and Latin America (12%).

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1998, 1997, and 1996
        (Dollar and share amounts in thousands, except per share data)


       Sales to customers outside the United States account for a significant portion of the Company's revenues and are summarized by business segment and by geographic area as follows:

                                                            IC             FH              AI            Total
                                                       -----------     -----------    -----------    -----------
       1998
       ----
       Canada                                          $     5,226     $     4,156    $     1,343    $    10,725
       United Kingdom                                       11,032           1,010          4,678         16,720
       Europe (excluding U.K.)                              17,127           3,710         23,692         44,529
       CIS                                                  43,811               -            372         44,183
       Japan                                                   165           3,704         15,701         19,570
       Asia and Far East                                    13,065           2,658          6,250         21,973
       Latin America                                        15,021           1,827          2,668         19,516
       Other                                                15,667             551          2,654         18,872
                                                       -----------     -----------    -----------    -----------

         Total                                         $   121,114     $    17,616    $    57,358    $   196,088
                                                       ===========     ===========    ===========    ===========

       1997
       ----
       Canada                                          $     5,347     $     4,908    $     1,069    $    11,324
       United Kingdom                                        8,556             510          2,140         11,206
       Europe (excluding U.K.)                              13,569           2,929         16,601         33,099
       CIS                                                  15,805               4            734         16,543
       Japan                                                   122           2,944         12,959         16,025
       Asia and Far East                                     9,215           2,818          4,453         16,486
       Latin America                                         7,410           1,264          2,409         11,083
       Other                                                17,407           1,490          3,447         22,344
                                                       -----------     -----------    -----------    -----------

         Total                                         $    77,431     $    16,867    $    43,812    $   138,110
                                                       ===========     ===========    ===========    ===========

       1996
       ----
       Canada                                          $     3,671     $     3,861    $       832    $     8,364
       United Kingdom                                       11,209             337          1,858         13,404
       Europe (excluding U.K.)                              12,597           1,657          7,079         21,333
       CIS                                                  25,440               -            800         26,240
       Japan                                                    77           4,355          3,422          7,854
       Asia and Far East                                     5,347           3,215          2,952         11,514
       Latin America                                         3,956           1,079          1,738          6,773
       Other                                                 8,114             587          3,459         12,160
                                                       -----------     -----------    -----------    -----------

         Total                                         $    70,411     $    15,091    $    22,140    $   107,642
                                                       ===========     ===========    ===========    ===========

       Net sales to RAO Gazprom were $41,870, $14,742 and $18,311 for the years ended October 31, 1998, 1997 and 1996, respectively.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1998, 1997, and 1996
        (Dollar and share amounts in thousands, except per share data)


(14)   Quarterly Financial Data (Unaudited)
       -----------------------------------

                                                                          Fiscal 1998 quarters
                                                       ---------------------------------------------------------
                                                           First         Second           Third         Fourth
                                                       -----------     -----------    -----------    -----------
       Net sales                                       $    90,099     $    95,995    $    97,412    $   105,664
       Gross profit                                         45,467          48,415         48,299         48,772
       Net earnings                                         10,720          10,634         10,560          7,402
       Earnings per common share:
         Basic                                         $      0.35     $      0.34    $      0.34    $      0.24
                                                       ===========     ===========    ===========    ===========
         Diluted                                       $      0.34     $      0.33    $      0.33    $      0.24
                                                       ===========     ===========    ===========    ===========
                                                                          Fiscal 1997 quarters
                                                       ---------------------------------------------------------
                                                           First         Second           Third         Fourth
                                                       -----------     -----------    -----------    -----------
       Net sales                                       $    55,108     $    67,019    $    88,523    $    87,586
       Gross profit                                         29,436          36,970         44,783         42,200
       Net earnings                                          5,830          10,146         11,630          8,744
       Earnings per common share:
         Basic                                         $      0.19     $      0.34    $      0.38    $      0.28
                                                       ===========     ===========    ===========    ===========
         Diluted*                                      $      0.19     $      0.32    $      0.37    $      0.27
                                                       ===========     ===========    ===========    ===========

       * The sum of the four quarters does not agree with the total for the year due to rounding.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

         Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 1998, 1997 and 1996

                                 (In thousands)

                                                        Additions
                                          Balance at   charged to                              Balance at
                                           beginning    costs and                                 end
                                            of year     expenses     Deductions      Other      of year
                                          ----------   ----------    ----------      -----     ----------
Allowance for doubtful accounts:

  Year ended October 31, 1998             $   1,866    $   4,643     $   (173)       $ 579     $  6,915
  Year ended October 31, 1997                   992        1,053         (714)         535        1,866
  Year ended October 31, 1996                   990           19         (160)         143          992

Reserve for inventory obsolescence:

  Year ended October 31, 1998                 2,053        1,558         (911)       1,381        4,081
  Year ended October 31, 1997                 1,310        1,037         (516)         222        2,053
  Year ended October 31, 1996                   605          892         (621)         434        1,310


    Deductions from the allowance for doubtful accounts represent the net write-off of uncollectible accounts receivable. Deductions from the inventory obsolescence reserve represent the disposal of obsolete items.

    Other includes the allowance for doubtful accounts and reserve for inventory obsolescence of acquired businesses at the dates of acquisition and the effects of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

EXHIBIT INDEX
-------------


Number                            Exhibit
------                            -------

2.1 Agreement and Plan of Reorganization (Photometrics, Ltd.) incorporated herein by reference to Exhibit 2 to the Roper Industries, Inc. Current Report on Form 8-K filed April 15, 1998

3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 4.01 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 18, 1996

3.2 Amended and Restated By-Laws incorporated herein by reference to Exhibit 3 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated by reference to 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and Nationsbank, N.A. (South) and the lender parties thereto, incorporated herein by reference to Exhibit 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

4.03 Amendment Agreement No. 1 to the Amended and Restated Credit Agreement incorporated herein by reference to Exhibits 4.03 and 4.04 to Roper Industries, Inc.'s Quarterly Report on Form 10-Q filed August 21, 1998

4.04 Amendment Agreement No. 2 to the Amended and Restated Credit Agreement incorporated herein by reference to Exhibits 10.8 and 10.10 to the Roper Industries, Inc. Registration Statement (no. 33-44665) on Form S-1 filed December 20, 1991

4.05                    Amendment Agreement No. 3 to the Amended and Restated
                        Credit Agreement

10.01 Lease of Milwaukee, Oregon Facility incorporated herein by reference to Exhibit 10.8 to the Roper Industries, Inc. Registration Statement (No.33-44665 on Form S-1 filed December 20, 1991

10.02 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibits 3.1, 10.2, 10.5 and 10.6 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998

10.03                   Stock Option Plan, as amended

10.04 Form of Indemnification Agreement, incorporated herein Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991)

10.05 Consulting Agreement incorporated herein by reference to Exhibits 3.1, 10.1, 10.5 and 10.6 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998

10.06 Consultant Agreement incorporated herein by reference to Exhibits 3.1, 10.1, 10.5 and 10.6 to the Roper Industries, Inc. Annual report on Form 10-K filed January 21, 1998

10.11                   Labor Agreement, incorporated herein by reference to
                        Exhibit 10.3 to the Roper Industries, Inc. Annual Report on 10-K filed January 25, 1996

21                      List of Subsidiaries

23                      Consent of Independent Auditors-KPMG Peat Marwick LLP

27                      Financial Data Schedule