Form 10-Q
period 1999-01-31
ROPER INDUSTRIES INC /DE/
filed 1999-03-03
CIK 882835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------    ------------

                       Commission File Number   1-12273


                            ROPER INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                       51-0263969
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          160 Ben Burton Road
            Bogart, Georgia                                  30622
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

The number of shares outstanding of the Registrant's common stock as of February 26, 1999 was 30,268,762.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Earnings and
          Comprehensive Earnings                                            1

         Condensed Consolidated Balance Sheets                              2

         Condensed Consolidated Statements of Cash Flows                    3

         Notes to Condensed Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                                 9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)
(In thousands, except per share data)

                                                           Three months ended
                                                               January 31,
                                                           ------------------
                                                             1999       1998*
                                                           -------    -------
Net sales                                                  $89,078    $90,099
Cost of sales                                               45,434     44,632
                                                           -------    -------

Gross profit                                                43,644     45,467

Selling, general and administrative expenses                30,148     27,726
                                                           -------    -------

Operating profit                                            13,496     17,741

Interest expense                                             1,835      1,809
Other income                                                   214        371
                                                           -------    -------

Earnings before income taxes                                11,875     16,303

Income taxes                                                 4,035      5,583
                                                           -------    -------

Net earnings                                                 7,840     10,720

Other components of comprehensive earnings                    (449)      (691)
                                                           -------    -------

Comprehensive earnings                                     $ 7,391    $10,029
                                                           =======    =======

Net earnings per common and common equivalent share:
   Basic                                                   $  0.26    $  0.35
   Diluted                                                    0.26       0.34

Weighted average common and common equivalent
 shares outstanding:
   Basic                                                    30,321     30,973
   Diluted                                                  30,704     31,926

Dividends declared per common share                        $ 0.065    $ 0.060


* Data for fiscal 1998 has been restated to report comprehensive earnings reflecting the adoption of Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income effective November 1, 1998.

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                             January 31,   October 31,
                                                1999          1998
                                             -----------   -----------
                                             (Unaudited)
ASSETS:

Cash and cash equivalents                      $  1,536      $  9,350
Accounts receivable, net                         72,862        76,999
Inventories                                      56,082        51,444
Other current assets                              2,313         2,059
                                               --------      --------
 Total current assets                           132,793       139,852

Property, plant and equipment, net               31,253        31,905
Intangible assets, net                          194,731       197,179
Other assets                                     12,583        12,597
                                               --------      --------

 Total assets                                  $371,360      $381,533
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                               $ 13,975      $ 21,051
Accrued liabilities                              26,343        29,915
Income taxes payable                              3,659           863
Current portion of long-term debt                 8,908         5,749
                                               --------      --------
 Total current liabilities                       52,885        57,578

Long-term debt                                  110,265       120,307
Other liabilities                                 6,905         6,615
                                               --------      --------
 Total liabilities                              170,055       184,500
                                               --------      --------

Common stock                                        313           313
Additional paid-in capital                       67,548        67,145
Retained earnings                               154,301       148,435
Accumulated other comprehensive earnings         (1,355)         (906)
Treasury stock                                  (19,502)      (17,954)
                                               --------      --------
 Total stockholders' equity                     201,305       197,033
                                               --------      --------

 Total liabilities and stockholders' equity    $371,360      $381,533
                                               ========      ========

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                          Three months ended
                                                               January 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Cash flows from operating activities:
 Net earnings                                             $  7,840   $ 10,720
 Depreciation                                                1,585      1,471
 Amortization                                                2,308      1,836
 Other, net                                                 (8,471)    17,223
                                                          --------   --------

  Net cash provided by operating activities                  3,262     31,250
                                                          --------   --------

Cash flows from investing activities:
 Acquisitions of business, net of cash acquired                  -    (10,148)
 Capital expenditures                                       (1,009)    (1,483)
 Other, net                                                    (34)       (16)
                                                          --------   --------

  Net cash used in investing activities                     (1,043)   (11,647)
                                                          --------   --------

Cash flows from financing activities:
 Debt borrowings                                             3,076     11,837
 Debt payments                                              (9,979)   (17,559)
 Dividends                                                  (1,974)    (1,860)
 Treasury stock purchases                                   (1,548)         -
 Other, net                                                    403      1,188
                                                          --------   --------

  Net cash used in financing activities                    (10,022)    (6,394)
                                                          --------   --------

Effect of foreign currency exchange rate
 changes on cash                                               (11)         6
                                                          --------   --------

Net increase (decrease) in cash and cash equivalents        (7,814)    13,215

Cash and cash equivalents, beginning of period               9,350        649
                                                          --------   --------

Cash and cash equivalents, end of period                  $  1,536   $ 13,864
                                                          ========   ========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 1999 and 1998 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130--Reporting Comprehensive Income. Comprehensive income includes net earnings and all other non-owner sources of changes in a company's net assets. The difference between net earnings and comprehensive earnings for the Company was currency translation adjustments. Income taxes have not been provided on currency translation adjustments because the net assets invested in the Company's non-U.S. subsidiaries are considered to be permanently invested. Periods prior to November 1, 1998 were restated to reflect the adoption of SFAS 130.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.  Earnings Per Common and Common Equivalent Share

Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share includes the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options.


3.  Supplemental Cash Flow Information

Cash payments for the three months ended January 31, 1999 and 1998 included interest of $1,995,000 and $1,270,000, respectively, and income taxes of $1,156,000 and $1,320,000, respectively.


4.  Concentration of Credit Risk

At January 31,1999, the Company had $10.3 million of trade receivables due from RAO Gazprom ("Gazprom") compared to $8.5 million at October 31, 1998. Gazprom is a large Russian natural gas company and one of the largest such companies in the world. Most of the Company's receivables from Gazprom at January 31, 1999 were secured by letters of credit and all such receivables were collected subsequent to January 31, 1999.

5.    Fair Value of Financial Instruments

At January 31, 1999, the estimated fair value of the Company's interest rate swap agreements was an unrecorded liability of $3.9 million, compared to $2.6 million at October 31, 1998. Most of the increase was due to a decline in LIBOR to 5.0% at January 31, 1999 compared to 5.2% at October 31, 1998.


6.    Inventories

Inventories are summarized below (in thousands):

                              January 31,   October 31,
                                 1999          1998
                              -----------   -----------
Raw materials and supplies      $26,309       $27,462
Work in process                  17,262        10,700
Finished products                14,207        14,885
LIFO reserve                     (1,696)       (1,603)
                                -------       -------
                                $56,082       $51,444
                                =======       =======


7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                   Three months ended
                                       January 31,
                                   ------------------    Percent
                                    1999       1998      change
                                   -------    -------    -------
Net sales:
 Analytical Instrumentation        $27,239    $23,302      16.9 %
 Fluid Handling                     19,419     24,236     (19.9)
 Industrial Controls                42,420     42,561      (0.3)
                                   -------    -------     -----

  Total                            $89,078    $90,099      (1.1)%
                                   =======    =======     =====

Gross profit:
 Analytical Instrumentation        $14,713    $13,991       5.2 %
 Fluid Handling                      8,784     10,894     (19.4)
 Industrial Controls                20,147     20,582      (2.1)
                                   -------    -------     -----

  Total                            $43,644    $45,467      (4.0)%
                                   =======    =======     =====

Operating profit*:
 Analytical Instrumentation        $ 2,796    $ 4,746     (41.1)%
 Fluid Handling                      4,356      5,648     (22.9)
 Industrial Controls                 7,660      8,970     (14.6)
                                   -------    -------     -----

  Total                            $14,812    $19,364     (23.5)%
                                   =======    =======     =====

* Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $1,316 and $1,623 for the three months ended January 31, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 as filed with the Securities and Exchange Commission and Note 7 to the Company's condensed consolidated financial statements included elsewhere in this report.


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:


                                          Three months ended
                                              January 31,
                                          ------------------
                                            1999     1998
                                            -----    -----
Gross profit:
  Analytical Instrumentation                54.0%    60.0%
  Fluid Handling                            45.2     44.9
  Industrial Controls                       47.5     48.4
                                            ----     ----
                                            49.0%    50.5%
                                            ====     ====
Operating profit:
  Analytical Instrumentation                10.3%    20.4%
  Fluid Handling                            22.4     23.3
  Industrial Controls                       18.1     21.1
  Unallocated corporate expenses            (1.5)    (1.8)
                                            ----     ----
                                            15.2     19.7
Interest expense                            (2.1)    (2.0)
Other income                                 0.2      0.4
                                            ----     ----
Earnings before income taxes                13.3     18.1
Income taxes                                 4.5      6.2
                                            ----     ----
Net earnings                                 8.8     11.9
Other components of comprehensive earnings  (0.5)    (0.8)
                                            ----     ----
Comprehensive earnings                       8.3%    11.1%
                                            ====     ====


Net sales decreased $1.0 million, or 1%, during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. The sales growth in Analytical Instrumentation was due mostly to the Acton Research and Photometrics division of Roper Scientific businesses acquired in February 1998 and March 1998, respectively. The decline in Fluid Handling sales was due to continued weakness in the semiconductor capital equipment industry that overshadowed a 12% increase in the segment's centrifugal pump business and a full quarter of Flow Technology compared to only two months in the first quarter of fiscal 1998. Fluid Handling's semiconductor-related sales were down 73% compared to last year and fiscal 1999 sales are expected to trail fiscal 1998 sales for most of the remainder of fiscal 1999. Industrial Controls sales were essentially flat. However, $1.9 million of lower sales to RAO Gazprom ("Gazprom") offset a 6% increase in other sales as a result of the April 1998 acquisition of PMC/Beta.

Gross profit percentage is lower in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 primarily due to higher sales of lower margin goods and services within the Industrial Controls and Analytical Instrumentation segments. Analytical Instrumentation's decline in gross profit margin was due to adverse volume leverage and lower-margin digital imaging sales to OEMs. All of the Fluid Handling businesses reported improved margins compared to last year except the semiconductor capital equipment business where margins were adversely affected by the significant decline in sales. Gross profit percentage also declined for Industrial Controls because of a mix favoring engineering services and turnkey project work that doesn't generate the historical margins of the segment's other products and services.

Selling, general and administrative ("SG&A") expenses increased $2.4 million, or 9%, during the three months ended January 31, 1999 compared to the first quarter of fiscal 1998. Most of the increase was due to the incremental expenses reported by the four companies acquired since the beginning of fiscal 1998.

In response to the tough market conditions currently experienced by some of the Company's businesses, efforts to control costs included reducing total headcount by 7% during the first quarter of fiscal 1999.

Other components of comprehensive earnings represents the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended January 31, 1999 and 1998 was mostly related to the Company's subsidiaries in France and England. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes that these exposures are not significant to its operations or net assets.

The following table summarizes bookings and backlog information (in thousands):

                                      Bookings              Backlog
                                  ----------------      ----------------
                                 Three months ended
                                    January 31,            January 31,
                                  ----------------      ----------------
                                   1999     1998         1999     1998
                                  -------  -------      -------  -------

Analytical Instrumentation        $33,541  $20,364      $33,868  $19,610
Fluid Handling                     23,307   23,304       16,673   17,980
Industrial Controls                34,754   44,469       31,479   42,099
                                  -------  -------      -------  -------

                                  $91,602  $88,137      $82,020  $79,689
                                  =======  =======      =======  =======

Excluding bookings and backlog from the Company's largest customer, Gazprom, bookings and backlog for the balance of the business were each up 9% in fiscal 1999 compared to fiscal 1998.

Bookings growth within the Analytical Instrumentation segment reflects the acquisitions of Acton Research and Photometrics and strength in the Company's digital imaging and leak testing businesses. Leak testing bookings were up 41% and digital imaging bookings were up 17% on a pro forma basis for the three months ended January 31, 1999 compared to the first quarter of fiscal 1998. The increase in backlog also reflects the impact of the acquisitions and the strength of the leak testing (backlog up 70%) and digital imaging (pro forma backlog up 19%) businesses.

Although Fluid Handling bookings were flat, strength in the centrifugal and metering pumps businesses offset a 50% decline in semiconductor capital equipment business. Semiconductor-related backlog was down 57% and was the largest factor contributing to the segment's decline in backlog.

The decline in bookings for Industrial Controls was due to about $3 million of lower bookings from Gazprom and about $7 million of lower bookings related mostly to the segment's other energy industry-related interests. Many energy industry customers are reducing their costs in response to historically low oil and natural gas prices. The poor energy industry market conditions were also responsible for the decline in backlog.

Financial Condition, Liquidity and Capital Resources

Working capital declined to $79.9 million at January 31,1999 compared to $82.3 million at October 31, 1998. Most of the decline in working capital was due to reductions in the Company's outstanding long-term debt ($10.0 million), payments to stockholders ($3.5 million) and capital expenditures ($1.0 million) exceeding the Company's net earnings plus noncash depreciation and amortization expenses ($11.7 million).

Total debt was $119.2 million at January 31, 1999 (37% of total capital) compared to $126.1 million (39% of total capital) at October 31, 1998. Excluding the effects of any future acquisitions, the Company expects debt levels to be reduced over the remainder of fiscal 1999 resulting in further strengthening of its capital structure and the Company has sufficient credit available under its $200 million facility to provide for any reasonable short-term needs.

At January 31, 1999, the estimated fair value of the Company's interest rate swap agreements was an unrecorded liability of $3.9 million, compared to $2.6 million at October 31, 1998. Most of the increase was due to a decline in LIBOR to 5.0% at January 31, 1999 compared to 5.2% at October 31, 1998. The interest rate swap agreements expire in 2003 and the other party to the agreements has an option to extend each of the agreements until 2008. The current value attributed to these agreements assumes the options will be exercised.

The Company continues to be authorized to execute a stock buy-back program whereby the Company's Board of Directors authorized the repurchase of up to 5% of the Company's then-outstanding common stock. Through January 31, 1999, the Company has purchased about two-thirds of its eligible shares for $19.5 million.

The Company expects cash flows from its existing businesses will be sufficient to exceed normal operating requirements, including capital expenditures and repurchases of its common stock, thereby enabling the Company to reduce its outstanding debt. Capital expenditures in fiscal 1999 are expected to be marginally higher than fiscal 1998.

The Company continues to expect fiscal 1999 to be its seventh consecutive year of record sales and earnings. However, most of the growth compared to fiscal 1998 is not expected to occur until the last half of the year. Several of the Company's key end-user markets currently show poor fundamentals and achievement of expected results may be dependent on these markets showing some signs of recovery, especially energy-related and semiconductor-related markets.

The Company expects to continue an active acquisition program. However, completion of future acquisitions will be dependent upon numerous factors and it is not feasible to reasonably estimate when any such acquisitions will occur, what the financing requirements will be or what the impact will be on the Company's operations, earnings, or other financial results or financial condition.


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


Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued, among others, Statement of Financial Accounting Standards ("SFAS") 131 -- Disclosures about Segments of an Enterprise and Related Information, SFAS 132 -- Employers' Disclosures about Pensions and Other Postretirement Benefits, and SFAS 133 Accounting for Derivative Instruments and Hedging Activities that will be applicable to the Company by the end of fiscal 1999 or fiscal 2000. Once adopted, SFAS 133 will require that the Company's interest rate swap agreements be reflected in its financial statements. This change along with any other changes resulting from adopting these standards is not expected to significantly affect the Company's disclosures.


Forward-Looking Information

The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and the timing of future business with Gazprom, the effects of Y2K issues on the Company, its customers or its suppliers, market conditions failing to improve or showing further deterioration in several of the Company's key end-user markets, changing interest rates and changing foreign currency exchange rates. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, earnings, or other financial results or financial condition.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

a.  Exhibits

    (a)3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

    (b)3.2     Amended and Restated By-Laws

   (c)4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

   (b)4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto

   (d)4.03     Amendment Agreement No. 1 to Amended and Restated Credit
               Agreement

   (d)4.04     Amendment Agreement No. 2 to Amended and Restated Credit
               Agreement

   (e)4.05     Amendment Agreement No. 3 to Amended and Restated Credit
               Agreement

  (f)10.01     Lease of Milwaukee, Oregon facility+

  (a)10.02     1991 Stock Option Plan, as amended+

  (e)10.03     Non-employee Director Stock Option Plan, as amended+

  (f)10.04     Form of Indemnification Agreement+

  (a)10.05     Consulting Agreement (G.L. Ohrstrom & Co.)+

  (g)10.11     Labor Agreement

        27     Financial Data Schedule

___________________________

     (a) Incorporated herein by reference to Exhibits 3.1, 10.2 and 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
     (b) Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
     (c) Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
     (d) Incorporated herein by reference to Exhibits 4.03 and 4.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 21, 1998.
     (e) Incorporated herein by reference to Exhibits 4.05 and 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.
     (f) Incorporated herein by reference to Exhibits 10.8 and 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.
     (g) Incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.
      +  Management contract or compensatory plan or arrangement.

b.  Reports on Form 8-K

            None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                         Title                    Date
  ---------                         -----                    ----


/s/ Derrick N. Key       Chief Executive Officer and     March 2, 1999
------------------       President
Derrick N. Key



/s/ Martin S. Headley    Vice President and              March 2, 1999
---------------------    Chief Financial Officer
Martin S. Headley



/s/ Kevin G. McHugh      Controller                      March 2, 1999
-------------------
Kevin G. McHugh

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

     3.2      Amended and Restated By-Laws, incorporated herein by reference to
              Exhibit 3 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

    4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

    4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto, incorporated herein by reference to Exhibit 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.

    4.03 Amendment Agreement No. 1 to Amended and Restated Credit Agreement, incorporated herein by reference to Exhibit 4.03 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 21, 1998.

    4.04 Amendment Agreement No. 2 to Amended and Restated Credit Agreement, incorporated herein by reference to Exhibit 4.03 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 21, 1998.

    4.05 Amendment Agreement No. 3 to Amended and Restated Credit Agreement, incorporated herein by reference to Exhibit 4.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.

   10.01 Lease of Milwaukee, Oregon facility, incorporated herein by reference to Exhibit 10.8 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991.

   10.02 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.+

   10.03 Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.+

   10.04 Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991.+

       10.05 Consulting Agreement (G.L. Ohrstrom & Co.), incorporated herein by reference to Exhibit 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.+

       10.11 Labor Agreement, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

          27  Financial Data Schedule


    +   Management contract or compensatory plan or arrangement.