Form 10-Q
period 1999-04-30
ROPER INDUSTRIES INC /DE/
filed 1999-06-11
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ___________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________to_________.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ______
                                      -----

The number of shares outstanding of the Registrant's common stock as of June 4, 1999 was 30,218,742.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Statements of Earnings                        3

          Condensed Consolidated Balance Sheets                                4

          Condensed Consolidated Statements of Cash Flows                      5

          Condensed Consolidated Statements of Changes in Stockholders'
           Equity                                                              6

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 6.   Exhibits and Reports on Form 8-K                                    16

          Signatures                                                          17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share data)

                                                Three months ended   Six months ended
                                                     April 30,           April 30,
                                                ------------------  -------------------
                                                  1999      1998      1999       1998
                                                ---------  -------  ---------  --------
Net sales                                        $100,452  $95,995   $189,530  $186,094
Cost of sales                                      47,565   47,580     92,999    92,212
                                                 --------  -------   --------  --------

Gross profit                                       52,887   48,415     96,531    93,882

Selling, general and administrative expenses       32,744   30,745     62,892    58,471
                                                 --------  -------   --------  --------

Operating profit                                   20,143   17,670     33,639    35,411

Interest expense                                    1,761    1,753      3,596     3,562
Other income                                           47      184        261       555
                                                 --------  -------   --------  --------

Earnings before income taxes                       18,429   16,101     30,304    32,404

Income taxes                                        6,390    5,467     10,425    11,050
                                                 --------  -------   --------  --------

Net earnings                                     $ 12,039  $10,634   $ 19,879  $ 21,354
                                                 ========  =======   ========  ========

Net earnings per common and common
  equivalent share:
    Basic                                        $   0.40  $  0.34   $   0.66      0.69
    Diluted                                          0.39     0.33       0.65      0.67

Weighted average common and common
  equivalent shares outstanding:
    Basic                                          30,220   31,138     30,271    31,054
    Diluted                                        30,744   32,016     30,765    31,936

Dividends declared per common share              $  0.065  $  0.06   $   0.13  $   0.12

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                              April 30,   October 31,
                                                1999         1998
                                             -----------  -----------
                                             (Unaudited)
ASSETS:

Cash and cash equivalents                      $  5,810      $  9,350
Accounts receivable, net                         75,225        76,999
Inventories                                      51,641        51,444
Other current assets                              2,966         2,059
                                               --------      --------
 Total current assets                           135,642       139,852

Property, plant and equipment, net               30,934        31,905
Intangible assets, net                          192,887       197,179
Other assets                                     10,693        12,597
                                               --------      --------

 Total assets                                  $370,156      $381,533
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                               $ 15,222      $ 21,051
Accrued liabilities                              29,152        29,915
Income taxes payable                              1,485           863
Current portion of long-term debt                 4,791         5,749
                                               --------      --------
 Total current liabilities                       50,650        57,578

Long-term debt                                  105,182       120,307
Other liabilities                                 6,928         6,615
                                               --------      --------
 Total liabilities                              162,760       184,500
                                               --------      --------

Common stock                                        314           313
Additional paid-in capital                       68,348        67,145
Retained earnings                               164,368       148,435
Accumulated other comprehensive earnings         (2,130)         (906)
Treasury stock                                  (23,504)      (17,954)
                                               --------      --------
 Total stockholders' equity                     207,396       197,033
                                               --------      --------

 Total liabilities and stockholders' equity    $370,156      $381,533
                                               ========      ========

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                              Six months ended
                                                                 April 30,
                                                            ---------------------
                                                               1999       1998
                                                            ----------  ---------
Cash flows from operating activities:
 Net earnings                                                $ 19,879   $ 21,354
 Depreciation                                                   3,165      3,049
 Amortization                                                   4,620      3,780
 Other, net                                                    (4,474)    16,456
                                                             --------   --------

     Net cash provided by operating activities                 23,190     44,639
                                                             --------   --------

Cash flows from investing activities:
 Acquisitions of business, net of cash acquired                     -    (62,053)
 Capital expenditures                                          (2,395)    (2,735)
 Other, net                                                       (95)         -
                                                             --------   --------

     Net cash used in investing activities                     (2,490)   (64,788)
                                                             --------   --------

Cash flows from financing activities:
 Debt borrowings                                                5,722     37,290
 Debt payments                                                (21,601)    (5,000)
 Dividends                                                     (3,946)    (3,734)
 Treasury stock purchases                                      (5,550)         -
 Other, net                                                     1,204      1,871
                                                             --------   --------

     Net cash provided by (used in) financing activities      (24,171)    30,427
                                                             --------   --------

Effect of foreign currency exchange rate changes on cash          (69)      (183)
                                                             --------   --------

Net increase (decrease) in cash and cash equivalents           (3,540)    10,095

Cash and cash equivalents, beginning of period                  9,350        649
                                                             --------   --------

Cash and cash equivalents, end of period                     $  5,810   $ 10,744
                                                             ========   ========


    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (In thousands)

                                                                             Accumulated
                                                    Additional                  other
                                          Common     paid-in     Retained   comprehensive   Treasury              Comprehensive
                                          stock      capital     earnings      earnings       stock     Total        earnings
                                         --------   ----------   --------   -------------   --------   --------   -------------

Balances at October 31, 1997             $   309    $   61,950   $116,547   $        (937)  $      -   $177,869   $           -

Net earnings                                   -             -     21,354               -          -     21,354          21,354
Common stock issued for an acquisition         1         1,935          -               -          -      1,936               -
Exercise of stock options                      2         2,247          -               -          -      2,249               -
Other comprehensive earnings:
  Currency translation adjustments             -             -          -            (512)         -       (512)           (512)
Dividends declared                             -             -     (3,734)              -          -     (3,734)              -
                                         -------    ----------   --------   -------------   --------   --------   -------------

Balances at April 30, 1998               $   312    $   66,132   $134,167   $      (1,449)  $      -   $199,162   $      20,842
                                         =======    ==========   ========   =============   ========   ========   =============

Balances at October 31, 1998             $   313    $   67,145   $148,435   $        (906)  $(17,954)  $197,033   $           -

Net earnings                                   -             -     19,879               -          -     19,879          19,879
Exercise of stock options                      1         1,203          -               -          -      1,204               -
Other comprehensive earnings:
  Currency translation adjustments             -             -          -          (1,224)         -     (1,224)         (1,224)
Dividends declared                             -             -     (3,946               -          -     (3,946)              -
Treasury stock purchases                       -             -          -               -     (5,550)    (5,550)              -
                                         -------    ----------   --------   -------------   --------   --------   -------------

Balances at April 30, 1999               $   314    $   68,348   $164,368   $      (2,130)  $(23,504)  $207,396   $      18,655
                                         =======    ==========   ========   =============   ========   ========   =============

  See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 1999 and 1998 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - Reporting Comprehensive Income. Comprehensive income includes net earnings and all other non-owner sources of changes in a company's net assets. The difference between net earnings and comprehensive earnings for the Company was currency translation adjustments. Income taxes have not been provided on currency translation adjustments because the net assets invested in the Company's non-U.S. subsidiaries are considered to be permanently invested. Periods prior to November 1, 1998 were restated to reflect the adoption of SFAS 130.

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


2.   Earnings Per Common and Common Equivalent Share

Basic earnings per common share are calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share include the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options.


3.   Supplemental Cash Flow Information

Cash payments for the six months ended April 30, 1999 and 1998 included interest of $2,996,000 and $3,117,000 respectively, and income taxes of $7,783,000 and $11,633,000,respectively.


4.   Concentration of Credit Risk

At April 30, 1999, the Company had $5.6 million of trade receivables due from RAO Gazprom ("Gazprom") compared to $8.5 million at October 31, 1998. Gazprom is a large Russian natural gas company and one of the largest such companies in the world.

5.   Fair Value of Financial Instruments

At April 30, 1999, the estimated fair value of the Company's interest rate swap agreements for a notional amount of $75 million was an unrecorded liability of $3.7 million, compared to $2.6 million at October 31, 1998. Most of the increase was due to a decline in LIBOR to 5.0% at April 30, 1999 compared to 5.2% at October 31, 1998.

6.   Inventories

Inventories are summarized below (in thousands):

                              April 30,   October 31,
                                 1999         1998
                              ----------  ------------
Raw materials and supplies      $26,619       $27,462
Work in process                  12,118        10,700
Finished products                14,587        14,885
LIFO reserve                     (1,683)       (1,603)
                                -------       -------
                                $51,641       $51,444
                                =======       =======

7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                   Three months ended             Six months ended
                                        April 30,                     April 30,
                               ---------------------------- ----------------------------
                                 1999      1998     Change    1999      1998     Change
                               --------  ---------  ------- --------  ---------  -------
Net sales:
 Analytical Instrumentation    $ 33,276    $26,448   25.8%  $ 60,515   $ 49,750    21.6%
 Fluid Handling                  27,181     27,039    1.0     46,600     51,275    (9.1)
 Industrial Controls             39,995     42,508   (5.9)    82,415     85,069    (3.1)
                               --------    -------  -----   --------   --------   -----

  Total                        $100,452    $95,995    4.6%  $189,530   $186,094     1.8%
                               ========    =======  =====   ========   ========   =====

Gross profit:
 Analytical Instrumentation    $ 19,530    $14,372   35.9%  $ 34,243     28,363    20.7%
 Fluid Handling                  13,067     12,030    8.6     21,851     22,924    (4.7)
 Industrial Controls             20,290     22,013   (7.8)    40,437     42,595    (5.1)
                               --------    -------  -----   --------   --------   -----

  Total                        $ 52,887    $48,415    9.2%  $ 96,531   $ 93,882     2.8%
                               ========    =======  =====   ========   ========   =====

Operating profit*:
 Analytical Instrumentation    $  6,624    $ 3,670   80.5%  $  9,420   $  8,416    11.9%
 Fluid Handling                   7,734      6,387   21.1     12,090     12,035     0.5
 Industrial Controls              7,554      9,375  (19.4)    15,214     18,345   (17.1)
                               --------    -------  -----   --------   --------   -----

  Total                        $ 21,912    $19,432   12.8%  $ 36,724   $ 38,796    (5.3)%
                               ========    =======  =====   ========   ========   =====

* Operating profit is before unallocated corporate general and administrative expenses. Unallocated corporate general and administrative expenses were $1,769 and $1,762 for the three months ended April 30, 1999 and 1998, respectively. These expenses were $3,085 and $3,385 for the six months ended April 30, 1999 and 1998, respectively.

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


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                     Three months ended     Six months ended
                                           April 30,            April 30,
                                    ---------------------  -------------------
                                     1999           1998    1999         1998
                                    -------        ------  ------       ------
Gross profit:
  Analytical Instrumentation          58.7%         54.3%   56.6%        57.0%
  Fluid Handling                      48.1          44.5    46.9         44.7
  Industrial Controls                 50.7          51.8    49.1         50.1
                                      ----          ----   -----        -----
                                      52.6%         50.4%   50.9%        50.4%
                                      ====          ====   =====        =====

Operating profit:
  Analytical Instrumentation          19.9%         13.9%   15.6%        16.9%
  Fluid Handling                      28.5          23.6    25.9         23.5
  Industrial Controls                 18.9          22.1    18.5         21.6
  Unallocated corporate expenses      (1.8)         (1.8)   (1.6)        (1.8)
                                      ----          ----   -----        -----
                                      20.1          18.4    17.8         19.0
Interest expense                      (1.8)         (1.8)   (1.9)        (1.9)
Other income                             -           0.2     0.1          0.3
                                      ----          ----   -----        -----
Earnings before income taxes          18.3          16.8    16.0         17.4
Income taxes                           6.3           5.7     5.5          5.9
                                      ----          ----   -----        -----
Net earnings                          12.0%         11.1%   10.5%        11.5%
                                      ====          ====   =====        =====

     Three months ended April 30, 1999 compared to 1998

Net sales increased $4.5 million, or 5%, during the three months ended April 30, 1999 compared to the three months ended April 30, 1998. On a pro forma basis assuming prior year acquisitions occurred at the beginning of fiscal 1998, sales decreased 2%. Whereas the increase in actual sales was fueled by strength in the Company's digital imaging businesses (pro forma sales reflecting the acquisitions of Acton Research Corporation (acquired February 1998) and Photometrics Ltd, a division of Roper Scientific (acquired March 1998) increased 12%) and its centrifugal pump business (sales up 21%), continued weakness in oil & gas and semiconductor equipment end-user markets caused sales declines in the companies selling primarily to these markets of 9% and 36%, respectively. The increase in Analytical Instrumentation sales (up 26% actual and up 7% pro forma) reflected the strength in the segment's digital imaging and leak-testing equipment businesses overcoming weakness in its oil refinery laboratory equipment business. The increase in Fluid Handling sales (up 1%) reflected the strength of the centrifugal pump and medical diagnostics businesses overcoming the weakness in the semiconductor equipment business. The centrifugal pump business experienced strength in its municipal markets and had success offering larger pumps. The decrease in Industrial Controls sales (down 6% actual and down 9% pro forma for the acquisition of PMC/Beta) reflected the weakness in oil & gas markets caused by historically low prices for oil and natural gas.

The Company's gross profit percentage increased about 2 points due to 4 point improvements at both Analytical Instrumentation and Fluid Handling overcoming a 2 point decline at Industrial Controls. All of the Company's businesses have aggressively kept costs under control in the face of some difficult market conditions as evidenced by a Company-wide employee headcount reduction of about 10% at April 30, 1999 compared to April 30, 1998. Gross profit percentage was adversely affected at Industrial Controls because of a mix favoring engineering services and turnkey project work that doesn't generate the historical margins of the segment's other products and services.

Selling, general and administrative ("SG&A") expenses increased $2.0 million, or 7%, during the three months ended April 30, 1999 compared to the three months ended April 30, 1998. As a percentage of sales for these three-month periods, SG&A expenses were 33% and 32% in fiscal 1999 and fiscal 1998, respectively.
The increased percentage of sales was attributed to the growth in the Analytical Instrumentation segment whose percentage is typically higher than the Company's other segments due to higher research and development, other engineering and amortization costs. Analytical Instrumentation costs increased 21% compared to increased sales of 26%. Fluid Handling costs decreased 5% compared to increased sales of 1%. Industrial Controls costs increased 1% compared to decreased sales of 6%. The Industrial Controls segment has been adversely affected by poor market conditions in its oil & gas markets and the Company now pays certain transaction costs that used to be paid by Gazprom. Severance costs recorded during the three months ended April 30, 1999 were $0.01 per share.

Income taxes were 34.7% of pretax earnings for the three months ended April 30, 1999 compared to 34.0% during the three months ended April 30, 1998. The increased effective income tax rate in fiscal 1999 reflected the Company's expectations that tax benefits related to sales exported from the U.S. may be reduced resulting from the difficulties faced by some of the Company's businesses selling to oil & gas markets.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended April 30, 1999 and 1998 was mostly related to the Company's subsidiaries in France, England and Japan. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes that these exposures are not significant to its operations or net assets.

The following table summarizes bookings and backlog information (dollars in thousands):

                                        Bookings                      Backlog
                              ----------------------------  ----------------------------
                                   Three months ended
                                        April 30,                    April 30,
                              ----------------------------  ----------------------------
                                1999      1998     Change    1999      1998      Change
                              --------  ---------  -------  -------  ---------  --------
Analytical Instrumentation    $ 33,570   $ 29,362   +14.3%  $35,152    $29,368    +19.7%
Fluid Handling                  30,048     28,644    +4.9    19,244     19,135     +0.6
Industrial Controls             52,223     43,039   +21.3    43,382     42,949     +1.0
                              --------   --------    ----   -------    -------  -------

                              $115,841   $101,045   +14.6%  $97,778    $91,452     +6.9%
                              ========   ========    ====   =======    =======  =======

Bookings growth within the Analytical Instrumentation segment reflected the acquisitions of Acton Research and Photometrics and strength in the Company's digital imaging businesses. Actual digital imaging bookings increased 25% and pro forma bookings increased 8%. The increase in backlog reflected the increased bookings. On a pro forma basis, Analytical Instrumentation bookings were up 3% and backlog was up 7%. Increased bookings within Fluid Handling reflected the strength in the centrifugal pumps business (bookings up 66%) that offset a 42% decline in semiconductor equipment business and weakness in the segment's automotive-related business. Backlog changes within this segment were generally consistent with bookings changes. The increase in bookings for Industrial Controls reflected efforts to obtain more high-dollar engineering services contracts. Many energy industry customers are reducing their costs in response to historically low oil and natural gas prices.

     Six months ended April 30, 1999 compared to 1998

Net sales increased $3.4 million, or 2%, during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. On a pro forma basis assuming prior year acquisitions occurred at the beginning of fiscal 1998, sales decreased 6%. Whereas the increase in actual sales was mostly due to the prior year acquisitions of Flow Technology, Acton Research, Photometrics and PMC/Beta, the decline in pro forma sales reflected declines related to companies selling primarily to oil & gas and semiconductor equipment markets of 6% and 57%, respectively. Changes in Analytical Instrumentation sales (up 22% actual) reflected the acquisitions of Acton Research and Photometrics and (down 2% pro forma) the timing of shipments to certain digital imaging customers and a decline in this segment's oil refinery laboratory equipment business. The decline in Fluid Handling sales (down 9% actual and down 11% pro forma) reflected a 57% decline in its semiconductor equipment business partially offset by a 17% increase in its centrifugal pump business. The decline in Industrial Controls sales (down 3% actual and down 6% pro forma) reflected the weakness in oil & gas markets caused by historically low prices for oil and natural gas.

The Company's overall gross profit percentage increased 1/2 point due to a Fluid Handling improvement of about 2 points and slight declines at Analytical Instrumentation and Industrial Controls. All of the Company's businesses have aggressively kept costs under control in the face of some difficult market conditions. Total employees decreased 2% at April 30, 1999 compared to January 31, 1999 in addition to the 7% reduction experienced during the first quarter of fiscal 1999. Gross profit percentage was adversely affected at Industrial Controls because of a mix favoring engineering services and turnkey project work that doesn't generate the historical margins of the segment's other products and services.

SG&A expenses increased $4.4 million, or 8%, during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. As a percentage of sales for these six-month periods, SG&A expenses were 33% and 31% in fiscal 1999 and fiscal 1998, respectively. The increased percentage of sales was attributed to the growth in the Analytical Instrumentation segment whose percentage is typically higher than the Company's other segments due to higher R&D, other engineering and amortization costs. Analytical Instrumentation costs increased 24% compared to increased sales of 22%. Fluid Handling costs decreased 10% compared to decreased sales of 9%. Industrial Controls costs increased 4% compared to decreased sales of 3%. The Industrial Controls segment has been adversely affected by poor market conditions in its oil & gas markets and the Company now pays certain transaction costs that used to be paid by Gazprom. Severance costs recorded during the six months ended April 30, 1999 were $0.01 per share.

Income taxes were 34.4% of pretax earnings for the six months ended April 30, 1999 compared to 34.1% during the six months ended April 30, 1998. The increased effective income tax rate in fiscal 1999 reflected the Company's expectations that tax benefits related to sales exported from the U.S. may be reduced resulting from the difficulties faced by some of the Company's businesses selling to oil & gas markets.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the six months ended April 30, 1999 and 1998 was mostly related to the Company's subsidiaries in France, England and Japan. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes that these exposures are not significant to its operations or net assets.

The following table summarizes bookings for the six months ended April 30, 1999 and 1998 (dollars in thousands):

                                1999      1998    Change
                              --------  --------  -------
Analytical Instrumentation    $ 67,111  $ 49,726   +35.0%
Fluid Handling                  53,355    51,948    +2.7
Industrial Controls             86,977    87,508    -0.6
                              --------  --------    ----

                              $207,443  $189,182    +9.7%
                              ========  ========    ====

Bookings growth within the Analytical Instrumentation segment reflected the acquisitions of Acton Research and Photometrics and strength in the Company's digital imaging businesses. Actual digital imaging bookings increased 56% and pro forma bookings increased 12%. Increased bookings within Fluid Handling reflected the strength in the centrifugal pumps business (bookings up 46%) that offset a 46% decline in semiconductor equipment business. The slight decrease in bookings for Industrial Controls reflected efforts to obtain more high-dollar engineering services contracts offset by poor business conditions in the segment's oil & gas markets. Many energy industry customers are reducing their costs in response to historically low oil and natural gas prices.


Financial Condition, Liquidity and Capital Resources

Working capital increased to $85.0 million at April 30, 1999 compared to $82.3 million at October 31, 1998. Most of the increase in working capital was due to the Company's net earnings ($19.9 million) plus noncash depreciation and amortization expenses ($7.8 million) exceeding the Company's debt payments ($14.9 million), net payments to stockholders ($8.3 million) and capital expenditures ($2.4 million). At April 30, 1999, the Company had $93.6 million of credit available under its primary debt agreement.

Total debt was $110.0 million at April 30, 1999 (35% of total capital) compared to $126.1 million (39% of total capital) at October 31, 1998. Excluding the effects of any future acquisitions, the Company expects debt levels to be reduced over the remainder of fiscal 1999 resulting in further strengthening of its capital structure. The Company has sufficient credit available under its $200 million facility to provide for any reasonable short-term needs.

At April 30, 1999, the estimated fair value of the Company's interest rate swap agreements for a notional amount of $75 million was an unrecorded liability of $3.7 million, compared to $2.6 million at October 31, 1998. Most of the increase was due to a decline in LIBOR to 5.0% at April 30, 1999 compared to 5.2% at October 31, 1998. The interest rate swap agreements expire in 2003 and the other party to the agreements has an option to extend each of the agreements until 2008. The current value attributed to these agreements assumes the options will be exercised.

In May 1999, the Company's Board of Directors terminated an open-market stock buy-back program it authorized in August 1998 under which the Company was authorized to repurchase up to 5% of its outstanding common stock. From inception of the buy-back program through April 30, 1999 (there were no purchases in May), the Company purchased 1.2 million shares of its common stock for $23.5 million. Total purchases were about 80% of the eligible number of shares.

The Company expects cash flows from its existing businesses to exceed normal operating requirements, including capital expenditures, thereby enabling the Company to reduce its outstanding debt. Capital expenditures in fiscal 1999 are expected to be marginally higher than fiscal 1998.

The Company continues to expect fiscal 1999 to be its seventh consecutive year of record sales and earnings. The Company's energy-related and semiconductor markets continue to show poor fundamentals, although the semiconductor industry began showing some signs of strengthening, and achievement of expected results may be dependent on these markets showing some, or continuing to show, signs of recovery.

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


Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued, among others, Statement of Financial Accounting Standards ("SFAS") 131 - Disclosures about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits, and SFAS 133 - Accounting for Derivative Instruments and Hedging Activities that will be applicable to the Company by the end of fiscal 1999 (SFAS 131 and SFAS 132) or fiscal 2000 (SFAS 133, although there is a proposal to defer this for one year). Once adopted, SFAS 133 will require that the Company's interest rate swap agreements be reflected in its financial statements. This change along with any other changes resulting from adopting these standards is not expected to significantly affect the Company's financial position, results of operations or other disclosures.


Forward-Looking Information

The information provided in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and the timing of future business with Gazprom, the effects of Y2K issues on the Company, its customers or its suppliers, market conditions failing to improve or showing further deterioration in several of the Company's key end-user markets, changing interest rates and changing foreign currency exchange rates. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, earnings, or other financial results or financial condition.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risks and interest rate risks pertaining to its business activities conducted outside the United States and interest rate swap agreements, respectively.

Foreign currency risks include transactions denominated in a currency other than the functional currency of a business (direct exposure is to earnings) or assets and liabilities of the Company's non-U.S. subsidiaries whose functional currency is not the U.S. dollar (direct exposure is to net assets). The Company and its subsidiaries generally do not enter into transactions denominated in a currency other than their functional currency. Net assets of non-U.S. subsidiaries are located primarily in Europe and Japan and these net assets are not material to the Company's consolidated net assets and the Company expects that the effects of changing exchange rates will not be material to the Company's financial position.

The Company entered into interest rate swap agreements with a total notional value of $75 million to reduce the risk of changing interest rates associated with borrowings under its primary debt agreement. Individual borrowings under this agreement are at fixed rates, but with generally short terms of 30-90 days. The effect of the swap agreements converts the essentially variable debt agreement borrowings to fixed rate borrowings. Market interest rates lower than the rate in the swap agreements represents a potential liability to the Company. At April 30, 1999, market rates were about 5.0% and the average swap agreement rate was 5.7%. The value attributed to these agreements was an unrecorded liability of $3.7 million. Each 0.1% interest rate movement affects this value by about $570,000.

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its 1999 Annual Meeting of Shareholders on February 26, 1999. Of the 30,361,742 shares eligible to vote at the meeting, 20,627,866 were present either in person or by proxy. Of the shares present, 3,688,585 shares were entitled to five votes per share based on certain holding period requirements. The only proposal submitted to shareholders at the meeting was the election of three (3) directors to serve until the Company's 2002 Annual Meeting of Shareholders.

Each of the following nominees was elected to the Company's Board of Directors by the following votes:

                              For      Withheld
                           ----------  --------
     Donald G. Calder      35,184,999   197,207
     Derrick N. Key        35,184,999   197,207
     Christopher Wright    35,184,999   197,207

Continuing directors whose terms expire at either the 2000 Annual Meeting of Shareholders or the 2001 Annual Meeting of Shareholders are as follows: Wilbur
J. Prezzano (2000), Georg Graf Schall-Riaucour (2000), Eriberto R. Scocimara
(2000), W. Lawrence Banks (2001), Luitpold von Braun (2001) and John F. Fort III
(2001).

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

       (f)10.01     Lease of Milwaukee, Oregon facility

       (a)10.02     1991 Stock Option Plan, as amended+

       (e)10.03     Non-employee Director Stock Option Plan, as amended+

       (f)10.04     Form of Indemnification Agreement+

       (a)10.05     Consulting Agreement (G.L. Ohrstrom & Co., Inc.)+

          10.06     Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement+

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


  Signature                         Title                             Date
  ---------                         -----                             ----

/s/ Derrick N. Key       Chief Executive Officer and             June 9, 1999
------------------
Derrick N. Key         President



/s/ Martin S. Headley      Vice President and                    June 9, 1999
-----------------------
Martin S. Headley      Chief Financial Officer



/s/ Kevin G. McHugh      Controller                              June 9, 1999
-------------------
Kevin G. McHugh

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

       10.02 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.+

       10.03 Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.+

       10.04 Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665 on Form S-1 filed December 20, 1991.+

       10.05 Consulting Agreement (G.L. Ohrstrom & Co.), incorporated herein by reference to Exhibit 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.+

       10.06   Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement.+

       10.11 Labor Agreement, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

          27   Financial Data Schedule


    +  Management contract or compensatory plan or arrangement.