Form 10-Q
period 1999-07-31
ROPER INDUSTRIES INC /DE/
filed 1999-08-31
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ___________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________to ________.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No _____
                                       ----

The number of shares outstanding of the Registrant's common stock as of August 26, 1999 was 30,305,787.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Statements of Earnings                                              3

          Condensed Consolidated Balance Sheets                                                      4

          Condensed Consolidated Statements of Cash Flows                                            5

          Condensed Consolidated Statements of Changes in Stockholders' Equity                       6

          Notes to Condensed Consolidated Financial Statements                                       7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                      10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                          16

          Signatures                                                                                18

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share data)


                                                            Three months ended  Nine months ended
                                                                 July 31,            July 31,
                                                            ------------------  ------------------
                                                              1999      1998      1999      1998
                                                            ---------  -------  --------  --------
Net sales                                                    $104,095  $97,412  $293,625  $283,506
Cost of sales                                                  49,837   49,113   142,836   141,325
                                                             --------  -------  --------  --------

Gross profit                                                   54,258   48,299   150,789   142,181

Selling, general and administrative expenses                   33,074   30,297    95,966    88,768
                                                             --------  -------  --------  --------

Operating profit                                               21,184   18,002    54,823    53,413

Interest expense                                                1,790    2,107     5,386     5,669
Other income                                                      212      115       473       670
                                                             --------  -------  --------  --------

Earnings before income taxes                                   19,606   16,010    49,910    48,414

Income taxes                                                    6,810    5,450    17,235    16,500
                                                             --------  -------  --------  --------

Net earnings                                                 $ 12,796  $10,560  $ 32,675  $ 31,914
                                                             ========  =======  ========  ========


Net earnings per common and common
  equivalent share:
    Basic                                                    $   0.42  $  0.34  $   1.08  $   1.03
    Diluted                                                      0.41     0.33      1.06      1.00

Weighted average common and common
  equivalent shares outstanding:
    Basic                                                      30,239   31,248    30,261    31,121
    Diluted                                                    31,132   32,042    30,897    31,963

Dividends declared per common share                          $  0.065  $  0.06  $  0.195  $   0.18


    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                                                    July 31,       October 31,
                                                                      1999            1998
                                                                   -----------     -----------
                                                                   (Unaudited)
ASSETS:

Cash and cash equivalents                                          $    3,502      $     9,350
Accounts receivable, net                                               77,309           76,999
Inventories                                                            58,924           51,444
Other current assets                                                    6,480            2,059
                                                                   ----------      -----------
 Total current assets                                                 146,215          139,852

Property, plant and equipment, net                                     34,119           31,905
Intangible assets, net                                                223,801          197,179
Other assets                                                           12,048           12,597
                                                                   ----------      -----------

 Total assets                                                      $  416,183      $   381,533
                                                                   ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                   $   17,415      $    21,051
Accrued liabilities                                                    35,989           29,915
Income taxes payable                                                    2,409              863
Current portion of long-term debt                                       4,292            5,749
                                                                   ----------      -----------
 Total current liabilities                                             60,105           57,578

Long-term debt                                                        125,888          120,307
Other liabilities                                                      10,324            6,615
                                                                   ----------      -----------
 Total liabilities                                                    196,317          184,500
                                                                   ----------      -----------

Common stock                                                              315              313
Additional paid-in capital                                             69,718           67,145
Retained earnings                                                     175,208          148,435
Accumulated other comprehensive earnings                               (1,871)            (906)
Treasury stock                                                        (23,504)         (17,954)
                                                                   ----------      -----------
 Total stockholders' equity                                           219,866          197,033
                                                                   ----------      -----------

 Total liabilities and stockholders' equity                        $  416,183      $   381,533
                                                                   ==========      ===========




    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                           Nine months ended
                                                                                July 31,
                                                                          -------------------
                                                                            1999       1998
                                                                          --------   --------
Cash flows from operating activities:
 Net earnings                                                             $ 32,675   $ 31,914
 Depreciation                                                                4,801      4,622
 Amortization                                                                7,060      5,990
 Other, net                                                                 (2,607)     1,370
                                                                          --------   --------

  Net cash provided by operating activities                                 41,929     43,896
                                                                          --------   --------

Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired                          (38,453)   (62,607)
 Capital expenditures                                                       (3,755)    (3,893)
 Other, net                                                                   (116)         -
                                                                          --------   --------

  Net cash used in investing activities                                    (42,324)   (66,500)
                                                                          --------   --------

Cash flows from financing activities:
 Debt borrowings                                                            35,898     49,508
 Debt payments                                                             (32,134)   (19,965)
 Dividends                                                                  (5,902)    (5,610)
   Treasury stock purchases                                                 (5,550)         -
   Other, net                                                                2,575      2,590
                                                                          --------   --------

  Net cash provided by (used in) financing activities                       (5,113)    26,523
                                                                          --------   --------

Effect of foreign currency exchange rate changes on cash                      (340)      (194)
                                                                          --------   --------

Net increase (decrease) in cash and cash equivalents                        (5,848)     3,725

Cash and cash equivalents, beginning of period                               9,350        649
                                                                          --------   --------

Cash and cash equivalents, end of period                                  $  3,502   $  4,374
                                                                          ========   ========

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders'
Equity (Unaudited)
(In thousands)

                                                                          Accumulated
                                                  Additional                 other
                                          Common   paid-in    Retained   comprehensive   Treasury              Comprehensive
                                          stock    capital    earnings      earnings       stock      Total       earnings
                                          ------  ----------  ---------  --------------  ---------  ---------  --------------
Balances at October 31, 1997              $  309  $   61,950  $116,547   $        (937)  $      -   $177,869   $           -

Net earnings                                   -           -    31,914               -          -     31,914          31,914
Common stock issued for an acquisition         1       1,935         -               -          -      1,936               -
Exercise of stock options                      3       2,985         -               -          -      2,988               -
Other comprehensive earnings:
  Currency translation adjustments             -           -         -            (342)         -       (342)           (342)
Dividends declared                             -           -    (5,610)              -          -     (5,610)              -
                                          ------  ----------  --------   -------------   --------   --------   -------------
Balances at July 31, 1998                 $  313  $   66,870  $142,851   $      (1,279)  $      -   $208,755   $      31,572
                                          ======  ==========  ========   =============   ========   ========   =============


Balances at October 31, 1998              $  313  $   67,145  $148,435   $        (906)  $(17,954)  $197,033    $          -

Net earnings                                   -           -    32,675               -          -     32,675          32,675
Exercise of stock options                      2       2,573         -               -          -      2,575               -
Other comprehensive earnings:
  Currency translation adjustments             -           -         -            (965)         -       (965)           (965)
Dividends declared                             -           -    (5,902)              -          -     (5,902)              -
Treasury stock purchases                       -           -         -               -     (5,550)    (5,550)              -
                                          ------  ----------  --------   -------------   --------   --------   -------------
Balances at July 31, 1999                 $  315  $   69,718  $175,208   $      (1,871)  $(23,504)  $219,866   $      31,710
                                          ======  ==========  ========   =============   ========   ========   =============




  See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 1999 and 1998 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

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

3.   Supplemental Cash Flow Information

                                                          Nine months ended
                                                               July 31,
                                                    -------------------------------
                                                         1999             1998
                                                    --------------   --------------
Cash paid during the period for (in 000s):
 Interest                                           $        5,531   $        4,371
 Income taxes                                       $       16,544   $       21,788
 Acquisitions of businesses:
  Fair value of assets, including goodwill          $       47,166   $       70,051
  Liabilities assumed                                       (8,713)          (5,508)
  Common stock issued                                            -           (1,936)
                                                    --------------   --------------
   Total acquisition costs, net of cash acquired    $       38,453   $       62,607
                                                    ==============   ==============

4.   Acquisitions

On June 21, 1999, the Company acquired three related companies from Varlen Corporation that comprised its petroleum analyzers segment. The acquired companies (collectively referred to hereinafter as "Petroleum Analyzer Corporation") are based in the United States and Europe and they manufacture, market and distribute instrumentation products for petroleum analysis in the laboratory and process markets. The total purchase price was $38.5 million cash (net of cash acquired), but is subject to adjustment based on the working capital acquired compared to specified amounts at each of the acquired companies. The claim for the purchase price adjustment has yet to be presented to Varlen Corporation.

The acquisition of Petroleum Analyzer Corporation has been accounted for as a purchase and its financial results were included in the Company's consolidated results from the effective date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized straight-line over 25 years.


5.   Fair Value of Financial Instruments

At July 31, 1999, the estimated fair value of the Company's interest rate swap agreements for a notional amount of $75 million was an unrecorded liability of $1.8 million, compared to $2.6 million at October 31, 1998. Most of the decrease was due to an increase in LIBOR to 5.3% at July 31, 1999 compared to 5.2% at October 31, 1998.


6.   Inventories

Inventories are summarized below (in thousands):

                                                                  July 31,          October 31,
                                                                    1999               1998
                                                                ------------       ------------
Raw materials and supplies                                      $     28,400       $     27,462
Work in process                                                       13,433             10,700
Finished products                                                     18,780             14,885
LIFO reserve                                                          (1,689)            (1,603)
                                                                ------------       ------------
                                                                $     58,924       $     51,444
                                                                ============       ============


7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                        Three months ended                        Nine months ended
                                             July 31,                                  July 31,
                                -----------------------------------      ------------------------------------
                                 1999          1998          Change        1999           1998         Change
                               --------      --------       -------      --------       --------      -------
Net sales:
 Analytical Instrumentation    $ 41,117       $29,765          38.1%      $101,632       $ 79,515        27.8%
 Fluid Handling                  25,976        25,361           2.4         72,576         76,636        (5.3)
 Industrial Controls             37,002        42,286         (12.5)       119,417        127,355        (6.2)
                               --------       -------       -------       --------       --------     -------
  Total                        $104,095       $97,412           6.9%      $293,625       $283,506         3.6%
                               ========       =======       =======       ========       ========     =======

Gross profit:
 Analytical Instrumentation    $ 23,010       $16,382          40.5%      $ 57,253         44,745        28.0%
 Fluid Handling                  12,892        11,673          10.4         34,743         34,597         0.4
 Industrial Controls             18,356        20,244          (9.3)        58,793         62,839        (6.4)
                               --------       -------       -------       --------       --------     -------
  Total                        $ 54,258       $48,299          12.3%      $150,789       $142,181         6.1%
                               ========       =======       =======       ========       ========     =======

Operating profit*:
 Analytical Instrumentation    $  8,693       $ 4,392          97.9%      $ 18,113       $ 12,808        41.4%
 Fluid Handling                   7,546         6,396          18.0         19,636         18,431         6.5
 Industrial Controls              6,931         8,163         (15.1)        22,145         26,508       (16.5)
                               --------       -------       -------       --------       --------     -------
  Total                        $ 23,170       $18,951          22.3%      $ 59,894       $ 57,747         3.7%
                               ========       =======       =======       ========       ========     =======


* Operating profit is before unallocated corporate general and administrative expenses. Unallocated corporate general and administrative expenses were $1,986 and $949 for the three months ended July 31, 1999 and 1998, respectively. These expenses were $5,071 and $4,334 for the nine months ended July 31, 1999 and 1998, respectively.

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


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                                    Three months ended          Nine months ended
                                                         July 31,                    July 31,
                                                 -----------------------     ------------------------
                                                    1999         1998           1999         1998
                                                 ----------   ----------      ----------   ----------
Gross profit:
  Analytical Instrumentation                       56.0   %      55.0   %        56.3   %     56.3  %
  Fluid Handling                                   49.6          46.0            47.9         45.1
  Industrial Controls                              49.6          47.9            49.2         49.3
                                                 ---------    ----------      ----------    ---------
                                                   52.1  %       49.6  %         51.4  %      50.2  %
                                                 =========    ==========      ==========    =========

Operating profit:
  Analytical Instrumentation                       21.1  %       14.8  %         17.8  %      16.1  %
  Fluid Handling                                   29.0          25.2            27.1         24.1
  Industrial Controls                              18.7          19.3            18.5         20.8
  Unallocated corporate expenses                   (1.9)         (1.0)           (1.7)        (1.5)
                                                 ---------    ----------      ----------    ---------
                                                   20.3          18.5            18.7         18.9
Interest expense                                   (1.7)         (2.2)           (1.8)        (2.0)
Other income                                        0.2           0.1             0.1          0.2
                                                 ---------    ----------      ----------    ---------
Earnings before income taxes                       18.8          16.4            17.0         17.1
Income taxes                                        6.5           5.6             5.9          5.8
                                                 ---------    ----------      ----------    ---------
Net earnings                                       12.3  %       10.8  %         11.1  %      11.3  %
                                                 =========    ==========      ==========    =========

     Three months ended July 31, 1999 compared to 1998

On June 21, 1999, the Company acquired three related companies collectively referred to as Petroleum Analyzer Corporation. See Note 4 to the Company's condensed consolidated financial statements included elsewhere in this report.

Net sales increased $6.7 million, or 7%, during the three months ended July 31, 1999 compared to the three months ended July 31, 1998. On a pro forma basis assuming prior year results included Petroleum Analyzer Corporation for one month, sales increased 3%. The increase in sales was fueled by strength in the Company's digital imaging businesses (sales up 27%) and its centrifugal pump business (sales up 42%). Sales were adversely affected by continued weakness in oil & gas and semiconductor equipment end-user markets that caused sales declines in the companies selling primarily to these markets of 14% and 16%, respectively. The increase in Analytical Instrumentation sales (up 38% actual and up 24% pro forma) reflected the strength in the segment's digital imaging and leak-testing equipment businesses that overcame weakness in its oil refinery laboratory equipment business. The increase in Fluid Handling sales (up 2%) reflected the strength of the centrifugal pump business overcoming weakness in the segment's semiconductor equipment and emission testing businesses. The decrease in Industrial Controls sales (down 13%) reflected the weakness in oil & gas markets. Although energy prices have recovered from lower levels earlier this year, capital spending appears slowed partly due to major consolidations within the industry.

The Company's gross profit percentage increased about 2.5 points as each of the Company's segments improved their margins compared to last year. All of the Company's businesses have aggressively kept costs under control and the margins for the centrifugal pump business increased significantly due to better leverage of production costs against increased sales and a sales mix favoring larger products with higher margins.

Selling, general and administrative ("SG&A") expenses increased $2.8 million, or 9%, during the three months ended July 31, 1999 compared to the three months ended July 31, 1998. As a percentage of sales for these three-month periods, SG&A expenses were 32% and 31% in fiscal 1999 and fiscal 1998, respectively.
The increased percentage of sales was attributed to the growth in the Analytical Instrumentation segment whose percentage is typically higher than the Company's other segments due to higher research and development, other engineering and amortization costs. Analytical Instrumentation SG&A costs increased 19% compared to increased sales of 38%. Fluid Handling SG&A costs increased 1% compared to increased sales of 2%. Industrial Controls SG&A costs decreased 5% compared to decreased sales of 13%. The Industrial Controls segment has been adversely affected by poor market conditions in its oil & gas markets and the Company now pays certain transaction costs that used to be paid by Gazprom (a large Russian energy company). Unallocated corporate general and administrative expenses increased $1.0 million due to higher costs in fiscal 1999 related to an incentive compensation plan reflecting the increased market price of the Company's common stock and lower costs in fiscal 1998 related to the Company's broader-based incentive compensation plan based on operating results throughout the Company.

Income taxes were 34.7% of pretax earnings for the three months ended July 31, 1999 compared to 34.0% during the three months ended July 31, 1998. The increased effective income tax rate in fiscal 1999 reflected the Company's expectations that tax benefits related to sales exported from the U.S. may be reduced resulting from the difficulties faced by some of the Company's businesses selling to oil & gas markets.

Outstanding shares were less in fiscal 1999 than the prior year due to 1.2 million shares that were repurchased by the Company during the fourth quarter of fiscal 1998 through the second quarter of fiscal 1999 under a buy-back program that was terminated in May 1999.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended July 31, 1999 and 1998 was mostly related to the Company's subsidiaries in France, England and Japan. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes these exposures are not significant to its overall operations or net assets.

The following table summarizes bookings and backlog information (dollars in thousands):


                                       Bookings                    Backlog
                              --------------------------  --------------------------
                                  Three months ended
                                       July 31,                    July 31,
                              --------------------------  --------------------------
                               1999      1998    Change    1999      1998     Change
                              -------  --------  -------  -------  --------  -------
Analytical Instrumentation    $37,728  $ 32,719   +15.3%  $35,823  $ 32,135  +11.5%
Fluid Handling                 23,063    20,616   +11.9    16,223    14,130  +14.8
Industrial Controls            32,137    56,829   -43.4    38,340    57,222  -33.0
                              -------  --------  -------  -------  --------  -------

                              $92,928  $110,164   -15.6%  $90,386  $103,487  -12.7%
                              =======  ========  -======  =======  ========  =======

Bookings and backlog growth within the Analytical Instrumentation segment was mostly due to the acquisition of Petroleum Analyzer Corporation. Excluding this company's bookings and backlog from fiscal 1999, bookings were up 3% and backlog was down 2%. Increased bookings and backlog within Fluid Handling reflected improved semiconductor equipment business (compared to much worse industry conditions in the latter part of fiscal 1998 and early part of fiscal 1999) and the timing of orders for its medical equipment business in fiscal 1998. This business had relatively low orders in the third quarter last year offset by higher bookings in the fourth quarter. The decrease in bookings and backlog for Industrial Controls reflected weakness in the oil & gas markets and an unusually large bookings volume in the third quarter of last year due in part to the largest single order ever received by one of this segment's companies. Although energy prices have increased since the beginning of the year, industry conditions are such that the Company doesn't expect significant improvement in its related businesses until fiscal 2000.

     Nine months ended July 31, 1999 compared to 1998

Net sales increased $10.1 million, or 4%, during the nine months ended July 31, 1999 compared to the nine months ended July 31, 1998. On a pro forma basis assuming prior year acquisitions occurred at the beginning of fiscal 1998 and Petroleum Analyzer Corporation was included in fiscal 1998 results for the month of July, sales decreased 3%. Actual sales increased mostly due to the prior year acquisitions of Flow Technology, Acton Research, Photometrics and PMC/Beta and the current year acquisition of Petroleum Analyzer Corporation. Pro forma sales declined related to companies selling primarily to oil & gas and semiconductor equipment markets of 9% and 47%, respectively. Increases in Analytical Instrumentation sales (up 28% actual) reflected the acquisitions of Acton Research, Photometrics and Petroleum Analyzer Corporation and (up 6% pro forma) strength in its digital imaging businesses. The decline in Fluid Handling sales (down 5% actual and down 6% pro forma) reflected a 47% decline in its semiconductor equipment business partially offset by a 26% increase in its centrifugal pump business. The decline in Industrial Controls sales (down 6% actual and down 8% pro forma) reflected the weakness in oil & gas markets caused by historically low prices for oil and natural gas earlier in the year. The Company expects weak capital spending by the energy industry to continue into fiscal 2000.

The Company's overall gross profit percentage increased 1.2 points due to a Fluid Handling improvement of 2.7 points (every company in the segment improved). Analytical Instrumentation and Industrial Controls were consistent with the prior year period. All of the Company's businesses have aggressively kept costs under control in the face of some difficult market conditions.

SG&A expenses increased $7.2 million, or 8%, during the nine months ended July 31, 1999 compared to the nine months ended July 31, 1998. As a percentage of sales for these nine-month periods, SG&A expenses were 33% and 31% in fiscal 1999 and fiscal 1998, respectively. The increased percentage of sales was attributed to the growth in the Analytical Instrumentation segment whose SG&A costs as a percentage of sales is typically higher than the Company's other segments due to higher R&D, other engineering and amortization costs.
Analytical Instrumentation SG&A costs increased 23% compared to increased sales of 28%. Fluid Handling SG&A costs decreased 7% compared to decreased sales of 5%. Industrial Controls SG&A costs increased 1% compared to decreased sales of 6%. The Industrial Controls segment has been adversely affected by poor market conditions in its oil & gas markets and the Company now pays certain transaction costs that used to be paid by Gazprom.

Income taxes were 34.5% of pretax earnings for the nine months ended July 31, 1999 compared to 34.1% during the nine months ended July 31, 1998. The increased effective income tax rate in fiscal 1999 reflected the Company's expectations that tax benefits related to sales exported from the U.S. may be reduced resulting from the difficulties faced by some of the Company's businesses selling to oil & gas markets.

Outstanding shares were less in fiscal 1999 than the prior year period due to the shares repurchased by the Company during the fourth quarter of fiscal 1998 through the second quarter of fiscal 1999 as previously discussed.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the nine months ended July 31, 1999 and 1998 was mostly related to the Company's subsidiaries in France, England and Japan. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes these exposures are not significant to its overall operations or net assets.

The following table summarizes bookings for the nine months ended July 31, 1999 and 1998 (dollars in thousands):


                                1999      1998     Change
                              --------  --------   ------
Analytical Instrumentation    $104,839  $ 82,445   +27.2%
Fluid Handling                  76,418    72,564    +5.3
Industrial Controls            119,114   144,337   -17.5
                              --------  --------   ------

                              $300,371  $299,346   + 0.3%
                              ========  ========   ======

Bookings growth within the Analytical Instrumentation segment reflected the acquisitions of Acton Research, Photometrics and Petroleum Analyzer Corporation. On a pro forma basis, bookings increased 6% reflecting strength in the segment's digital imaging businesses (pro forma bookings up 9%). Increased bookings within Fluid Handling reflected the strength in the centrifugal pump business (bookings up 34%) that offset a 26% decline in semiconductor equipment business. The decrease in bookings for Industrial Controls reflected poor business conditions in the oil & gas markets, which affects this segment much more than the Company's other segments. Although oil and gas prices have recovered somewhat from historical lows earlier in fiscal 1999, the reduced spending by many energy industry customers in response to low prices and consolidations within the industry is not expected to recover until fiscal 2000.


Financial Condition, Liquidity and Capital Resources

Working capital increased to $86.1 million at July 31,1999 compared to $82.3 million at October 31, 1998. Working capital acquired with the acquisition of Petroleum Analyzer Corporation was $4.8 million.

Total debt was $130.2 million at July 31, 1999 (37% of total capital) compared to $126.1 million (39% of total capital) at October 31, 1998. Excluding the effects of any future acquisitions, the Company expects debt levels to be reduced over the remainder of fiscal 1999 resulting in further strengthening of its capital structure. Despite the cash acquisition of Petroleum Analyzer Corporation, the Company's capital structure was less leveraged at July 31, 1999 compared to October 31, 1998 and total debt only increased slightly during this nine-month period. At July 31, 1999, the Company had $88.3 million of credit available under its primary debt agreement, which the Company considered sufficient for any reasonable short-term needs.

At July 31, 1999, the estimated fair value of the Company's interest rate swap agreements for a notional amount of $75 million was an unrecorded liability of $1.8 million compared to $2.6 million at October 31, 1998. Most of the decrease was due to an increase in LIBOR to 5.3% at July 31, 1999 compared to 5.2% at October 31, 1998. The interest rate swap agreements expire in 2003 and the other party to the agreements has an option to extend each of the agreements until 2008. The current value attributed to these agreements assumes the options will be exercised.

In May 1999, the Company's Board of Directors terminated an open-market stock buy-back program it authorized in August 1998 under which the Company was authorized to repurchase up to 5% of its outstanding common stock. Pursuant to the buy-back program the Company purchased 1.2 million shares of its common stock for $23.5 million. Total purchases were about 80% of the eligible number of shares.

Capital expenditures in fiscal 1999 are expected to be marginally higher than fiscal 1998.

The Company continues to expect fiscal 1999 to be its seventh consecutive year of record sales and earnings and increases are also expected in fiscal 2000. The Company's energy-related and, to a lesser extent, semiconductor markets continue to show poor fundamentals, although the semiconductor industry began showing some signs of strengthening, and achievement of expected results may be dependent on these markets showing some, or continuing to show, signs of recovery.

The Company expects to continue an active acquisition program and recently announced a signed letter of intent to acquire a company for its Analytical Instrumentation segment that is expected to close in the Company's fourth quarter of fiscal 1999. However, completion of this or any other future acquisitions will be dependent upon numerous factors and it is not feasible to reasonably estimate when any such acquisitions will actually occur, what the financing requirements will be or what the impact will be on the Company's operations, earnings, or other financial results or financial condition.


Year 2000 Issues

Many data processing applications identify a year using its last two digits and assume the first two digits are 19. After December 31, 1999 when the first two digits of a year become 20, there is uncertainty regarding how these applications will interpret the current date and the inability to interpret the date correctly might disrupt the effectiveness of the data processing applications. Such disruptions might adversely affect normal business operations. These issues are commonly known as "Y2K" issues.

The Company believes it has taken reasonable steps to instigate a process that should ensure that its operations are not going to be materially affected by Y2K issues that could impair the functionality of its products or processes. The Company has identified some products and processes that need to be modified and such changes are planned to be implemented well in advance of January 1, 2000. In general, the Company has very few products that are date sensitive and most of these products do not rely on the date for their performance.

Some of the Company's subsidiaries are or had been using data information systems that would not properly address Y2K issues. Some of the changes necessary to address these issues have already been made and remaining changes are planned to be implemented before January 1, 2000. Total prior and future implementation costs, including capital expenditures, are expected to be less than $3 million, most of which has already been incurred.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued, among others, Statement of Financial Accounting Standards ("SFAS") 131 - Disclosures about Segments of an Enterprise and Related Information, SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits, and SFAS 133 - Accounting for Derivative Instruments and Hedging Activities that will be applicable to the Company by the end of fiscal 1999 (SFAS 131 and SFAS 132) or fiscal 2001 (SFAS 133, as amended by SFAS 137 to defer its effective date by one year). Once adopted, SFAS 133 will require that the Company's interest rate swap agreements be reflected in its financial statements. This change along with any other changes resulting from adopting these standards is not expected to significantly affect the Company's financial position, results of operations or other disclosures.


Forward-Looking Information

The information provided in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include, but are not limited to, completion of and the anticipated operating results of new acquisitions, the level and the timing of future business with Gazprom, the effects of Y2K issues on the Company, its customers or its suppliers, market conditions failing to improve or showing further deterioration in several of the Company's key end-user markets, changing interest rates and changing foreign currency exchange rates. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, earnings, or other financial results or financial condition.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risks and interest rate risks pertaining to its business activities conducted outside the United States and interest rate swap agreements, respectively.

Foreign currency risks include transactions denominated in a currency other than the functional currency of a business (direct exposure is to earnings) or assets and liabilities of the Company's non-U.S. subsidiaries whose functional currency is not the U.S. dollar (direct exposure is to net assets). The Company and its subsidiaries generally do not enter into transactions denominated in a currency other than their functional currency. Net assets of non-U.S. subsidiaries are located primarily in Europe and Japan and the exchange rate exposures of these assets are mitigated by local currency borrowings. The Company expects that the effects of changing exchange rates will not be material to the Company's financial position.

The Company entered into interest rate swap agreements with a total notional value of $75 million to reduce the risk of changing interest rates associated with borrowings under its primary debt agreement. Individual borrowings under this agreement are at fixed rates, but with generally short terms of 30-90 days. The effect of the swap agreements converts the essentially variable debt agreement borrowings to fixed rate borrowings. Market interest rates lower than the swap agreement rates represents a potential liability to the Company. At July 31, 1999, market rates were about 5.3% and the average swap agreement rate was 5.7%. The value attributed to these agreements was an unrecorded liability of $1.8 million. Each 0.1% interest rate movement affects this value by about $570,000.

At July 31, 1999, the Company's total debt was $130 million. To the extent that actual borrowings exceed the notional amount of the interest rate swap agreements, the Company's total interest expense will fluctuate as a function of market interest rates.

Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

a.      Exhibits

        /(a)/3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

        /(b)/3.2    Amended and Restated By-Laws

       /(c)/4.01    Rights Agreement between Roper Industries, Inc. and SunTrust
                    Bank, Atlanta, Inc. as Rights Agent, dated as of January 8,
                    1996, including Certificate of Designation, Preferences and
                    Rights of Series A Preferred Stock (Exhibit A), Form of
                    Rights Certificate (Exhibit B) and Summary of Rights
                    (Exhibit C)

       /(b)/4.02    Third Amended and Restated Credit Agreement dated May 15,
                    1997 by and between Roper Industries, Inc. and NationsBank,
                    N.A. (South) and the lender parties thereto

       /(d)/4.03    Amendment Agreement No. 1 to Amended and Restated Credit
                    Agreement

       /(d)/4.04    Amendment Agreement No. 2 to Amended and Restated Credit
                    Agreement

       /(e)/4.05    Amendment Agreement No. 3 to Amended and Restated Credit
                    Agreement

      /(f)/10.01    Lease of Milwaukee, Oregon facility

      /(a)/10.02    1991 Stock Option Plan, as amended+

      /(e)/10.03    Non-employee Director Stock Option Plan, as amended+

           10.04    Form of Amended and Restated Indemnification Agreement+

      /(a)/10.05    Consulting Agreement (G.L. Ohrstrom & Co., Inc.)+

      /(g)/10.06    Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement+

      /(h)/10.11    Labor Agreement

              27    Financial Data Schedule
__________________________

   /(a)/ Incorporated herein by reference to Exhibits 3.1, 10.2 and 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
   /(b)/ Incorporated herein by reference to Exhibits 3 and 4 to the Roper
         Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
   /(c)/ Incorporated herein by reference to Exhibit 4.02 to the Roper
         Industries, Inc. Current Report on Form 8-K filed January 18, 1996. /(d)/ Incorporated herein by reference to Exhibits 4.03 and 4.04 to the Roper
         Industries, Inc. Quarterly Report on Form 10-Q filed August 21, 1998. /(e)/ Incorporated herein by reference to Exhibits 4.05 and 10.03 to the
         Roper Industries, Inc. Annual Report on Form 10-K filed January 20,
         1999.
   /(f)/ Incorporated herein by reference to Exhibits 10.8 and 10.10 to the Roper Industries, Inc. Registration Statement (No. 33-44665) on Form S-1 filed December 20, 1991.
   /(g)/ Incorporated herein by reference to exhibit 10.06 to the Roper
         Industries, Inc. Quarterly Report on Form 10-Q filed June 11, 1999. /(h)/ Incorporated herein by reference to Exhibit 10.3 to the Roper
         Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

       + Management contract or compensatory plan or arrangement.


b.      Reports on Form 8-K

               None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                     Date
---------                         -----                     ----

/s/ Derrick N. Key       Chief Executive Officer and    August 31, 1999
------------------
Derrick N. Key           President



/s/ Martin S. Headley    Vice President and             August 31, 1999
---------------------
Martin S. Headley        Chief Financial Officer



/s/ Kevin G. McHugh      Controller                     August 31, 1999
-------------------
Kevin G. McHugh

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

       10.02 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.+

       10.03 Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.+

       10.04  Form of Amended and Restated Indemnification Agreement.+

       10.05 Consulting Agreement (G.L. Ohrstrom & Co.), incorporated herein by reference to Exhibit 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.+

       10.06 Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 11, 1999.+

       10.11 Labor Agreement, incorporated herein by reference to Exhibit 10.3 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 25, 1996.

          27  Financial Data Schedule


           +  Management contract or compensatory plan or arrangement.