Form 10-K
period 1999-10-31
ROPER INDUSTRIES INC /DE/
filed 2000-01-27
CIK 882835

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1999
                                      or
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of December 31, 1999: $1,147,060,111

  Number of shares of Registrant's Common Stock outstanding as of December 31, 1999: 30,335,474

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on March 17, 2000, are incorporated by reference into Part III

===============================================================================

                                    PART I


ITEM 1.  BUSINESS

Roper Industries, Inc. ("Roper") designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of markets such as oil & gas, scientific research, medical diagnostics, semiconductor, microscopy, chemical and petrochemical processing, large diesel engine and turbine/compressor control applications, bulk-liquid trucking, power generation, and agricultural irrigation industries.

Roper pursues consistent and sustainable growth in sales and earnings by operating and acquiring businesses that manufacture and sell high value-added, highly engineered industrial products that are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs and (iv) acquisition of similar businesses. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - Year Ended October 31, 1999 Compared to Year Ended October 31, 1998 and - - Year Ended October 31, 1998 Compared to Year Ended October 31, 1997."

Market Share, Market Expansion and Product Development. Roper competes in many narrowly defined niche markets. Its position in these markets is typically as the market leader or as a competitive alternate to the market leader. In those markets where Roper is regionally dominant it seeks to sustain growth through geographic expansion of its marketing efforts and the development of new products for associated markets.

Roper expanded its markets in fiscal 1999 principally by new business acquisitions. In June 1999 it acquired the three units comprising the instruments division of Varlen Corporation, and has integrated their management and sales distribution with that of Roper's ISL unit. These businesses now operate as Petroleum Analyzer Company ("Petroleum Analyzer") which manufactures and markets petroleum properties test equipment. Subsequent to the end of the fiscal year, Roper acquired in November 1999 the Motion Analysis Systems Division of Eastman Kodak Company, now named Roper Scientific MASD, Inc. ("MASD"), and Redlake Imaging Corporation ("Redlake Imaging"). MASD and Redlake Imaging manufacture and market high-speed and high-resolution digital video equipment.

The fiscal 1999 Petroleum Analyzer acquisitions represented an investment of $36 million in cash. The MASD and Redlake Imaging acquisitions represented a combined investment of approximately $60 million in cash. These acquisitions have been financed principally from borrowings. Roper's debt under its primary credit facility was $109 million at October 31, 1999 ($158 million after the additional borrowings to purchase MASD) and $119 million at October 31, 1998. Total debt was 36% (44% after the MASD borrowings) and 39% of total capitalization at October 31, 1999 and 1998, respectively. Roper believes it is well positioned for additional acquisitions.

International Sales. Sales outside the United States continue to play an important part in Roper's overall operating results, including U.S.-based businesses. In fiscal 1999, 1998 and 1997, Roper's net sales outside the U.S. were 51%, 50% and 46%, respectively, of total net sales. Information regarding international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K ("Annual Report").

Research and Development. Roper conducts applied research and development to improve the quality and performance of its products, to develop new products and to enter new markets. Research and development performed by Roper often includes extensive field testing of its products. Roper expensed $16.7 million, $18.0 million and $14.2 million in the years ended October 31, 1999, 1998 and 1997, respectively, on research and development activities.

INDUSTRIAL CONTROLS SEGMENT

The Industrial Controls segment's products are manufactured and distributed by Amot Controls Corporation, Richmond, California ("Amot U.S."), and its U.K. affiliated division, Roper Industries Limited, Bury St. Edmunds, England ("Amot U.K."), which are collectively referred to as "Amot", Compressor Controls Corporation, Des Moines, Iowa ("Compressor Controls"), Metrix Instrument Co., L.P., having divisions located in Houston, Texas and Natick, Massachusetts ("Metrix") and Petrotech, Inc., Belle Chasse, Louisiana ("Petrotech").

Selected financial information for the Industrial Controls segment is set forth in Note 13 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal sales and services consist of: (i) rotating machinery control systems and panels (ii) industrial valve, control and measurement products, (iii) vibration instrumentation and
(iv) design, build, construct and install services.

Rotating Machinery Control Systems and Panels. Roper manufactures control systems and panels engineered for applications involving compressors, turbines, and engines in the oil & gas, pipeline, power generation and marine industries.

Industrial Valve, Control and Measurement Products. Roper manufactures a variety of valve, sensor, switch and control products used on engines, compressors, turbines and other powered equipment for the oil & gas, pipeline, power generation, marine and general industrial markets. Most of these products are designed for use in hazardous, explosive environments.

Vibration Instrumentation. Roper manufactures industrial vibration sensors, switches and transmitters for use in the broad industrial controls market. Their applications typically involve turbomachinery, engines, compressors, fans and/or pumps.

Design, Build, Construct and Install Services. Roper provides specialized technical services to the product markets described above and thus offers turnkey solution capability to its customers. Services offered include engineering design, procurement, packaging and site installation. Those classes of products within the Industrial Controls segment that accounted for at least 10% of

Roper's consolidated net sales in any of the periods presented below were as follows (in thousands):

                                                       Year ended October 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Rotating machinery control systems and panels         $78,979  $93,540  $59,078
Industrial valve, control and measurement products     25,123   32,298   34,827

The following chart shows the breakdown of sales by market for fiscal 1999 for the Industrial Controls segment:


                      Power Generation                10%
                      Oil & Gas - Pipeline            39%
                      General Industry                 6%
                      Oil & Gas Production
                       and Processing                 40%
                      Marine                           5%


Backlog. The bulk of this segment's business consists of large engineered oil & gas development and transmission projects with lead times of three-to-nine months. Standard products generally ship within two weeks of receipt of order, while shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. Roper enters into blanket purchase orders for the manufacture of products for certain OEMs and end-users over periods of time specified by such customers. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $29.3 million at October 31, 1999 compared to $39.0 million as of October 31, 1998. The principle reason for this decrease was softness in the segment's oil & gas markets.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturer's representatives and industrial machinery distributors.

Customers. Each of Roper's business units sells to a variety of customers worldwide. RAO Gazprom ("Gazprom"), a large Russian natural gas company, was the biggest single customer in this segment for the year, contributing approximately 22% of segment sales in fiscal 1999, and has indicated its interest to continue purchases of control systems for several years. However, continuation of this business at expected levels will continue to be subject to numerous commercial and political risks beyond Roper's control and cannot be assured. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Forward Looking Information".

FLUID HANDLING SEGMENT

The Fluid Handling segment's products are manufactured and distributed by Cornell Pump Manufacturing Corporation, Portland, Oregon ("Cornell Pump"), Fluid Metering, Inc., Syosset, New York ("Fluid Metering"), FTI Flow Technology, Inc., Phoenix, Arizona ("Flow Technology"), Integrated Designs L.P., Carrollton, Texas ("Integrated Designs") and Roper Pump Company, Commerce, Georgia ("Roper Pump").

Selected financial information for the Fluid Handling segment is set forth in
Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal products consist of (i) general industrial pumps, (ii) integrated dispense systems and (iii) flow metering products.

General Industrial Pumps. Roper manufactures a variety of general industrial pumps including (i) rotary gear pumps which operate on the principle of two gears intermeshing and are primarily used for pumping particle-free viscous liquids such as oil and certain fluid products, and specialty rotary gear pumps such as lubricating oil pumps for diesel engines and fuel distribution devices,
(ii) progressing cavity pumps whose pumping elements consist of a steel rotor within an elastomeric stator and which are used primarily for handling viscous liquids with suspended solids and abrasive material and is the basis for Roper's "mud motor" used in the oil & gas industry for directional drilling, (iii) centrifugal pumps which are used for pumping water and other low-viscosity liquids in agricultural, industrial and municipal applications and (iv) piston-type metering pumps able to handle most types of chemicals and fluids within low-flow applications and used principally in the medical diagnostics, chemical processing, food processing and agricultural industries.

Integrated Dispense Systems. Roper's microprocessor-based integrated dispense systems are used principally in the semiconductor industry to dispense chemicals in a precise and repeatable fashion during the wafer fabrication process. These highly reliable dispense units incorporate no mechanical displacement, but utilize the application of electronically regulated vacuum pressure.

Flow Metering Products. Roper manufactures turbine flow meters, emissions measurement equipment and flow meter calibration for the aerospace, automotive and other industrial applications.

Those classes of products within the Fluid Handling segment that accounted for at least 10% of Roper's consolidated net sales in any of the periods presented below were as follows (in thousands):

                                           Year ended October 31,
                                       -----------------------------
                                         1999       1998      1997
                                       --------   --------  --------
  General industrial pumps             $ 76,193   $ 72,095  $ 71,918

The following chart shows the breakdown of Fluid Handling segment sales by market for fiscal 1999:


                   Semiconductor Equipment               12%
                   General Industry and Other            40%
                   Transportation                         4%
                   Aerospace                              3%
                   Irrigation                             7%
                   Food Processing                        8%
                   Oil & Gas                              7%
                   Power Generation                       9%
                   Medical                               10%


Backlog. The Fluid Handling companies' sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within six-to-twelve weeks following receipt of order, although certain blanket purchase orders for certain OEMs and other end-users may extend for longer periods. This segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $14.4 million at October 31, 1999 compared to $12.7 million as of October 31, 1998. Most of the increase in backlog was attributed to the semiconductor equipment business where backlog was up over 500% compared to depressed conditions that existed last year.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturer's representatives and stocking and non-stocking distributors.

Customers. Several of the Fluid Handling segment's companies have sales to one or a few customers that represent a significant portion of that company's sales and the relative importance of such a concentrated customer base for these companies is expected to continue. In particular, two customers of Integrated Designs contributed approximately 55% of its fiscal 1999 net sales. However, no customer was responsible for as much as 10% of the segment's net sales.

ANALYTICAL INSTRUMENTATION SEGMENT

The Analytical Instrumentation segment's products are manufactured and distributed by Gatan, Inc. ("Gatan"), having principal operations in Pleasanton, CA and Warrendale PA, Molecular Imaging Corporation ("Molecular Imaging"), Tempe, AZ, Petroleum Analyzer, having principal operations in Houston and San Antonio, TX, Verson, France and Lauda, Germany, Redlake Imaging, Morgan Hill, CA, Roper Scientific, Inc. ("Roper Scientific"), having principal operations in Tucson, AZ, Trenton, NJ and Acton, MA, MASD, San Diego, CA and Uson L.P. ("Uson"), Houston, TX.

Selected financial information for the Analytical Instrumentation segment is set forth in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal products consist of
(i) digital imaging products, (ii) industrial testing and analysis products,
(iii) microscopy specimen preparation/handling products and (iv) spectroscopy products.

Digital Imaging Products. Roper manufactures and sells extremely sensitive, high-performance charge-coupled device ("CCD") cameras and detectors for a variety of scientific uses, which use high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. These products are principally sold for use within academic, government research, semiconductor, automotive, ballistic and biological and material science end-user markets. They are frequently incorporated into original equipment manufacturers' ("OEM") products.

Industrial Testing and Analysis Products. Roper manufactures and sells (i) automated and manual test equipment to determine certain characteristics of petroleum products, such as flash point, viscosity, freeze point and distillation and (ii) products and systems to determine leaks and completeness of assemblies and sub-assemblies in the automotive, medical and consumer products industries.

Microscopy Specimen Preparation/Handling Products. Roper manufactures and sells specimen preparation and handling equipment for use with electron microscopes. The handling products are incorporated into OEM equipment and also sold as a retrofit for microscopes currently in use within the academic, government research, electronics, biological and material science end-user markets.

Spectroscopy Products. Roper manufactures and sells spectrometers, monochrometers and optical components and coatings for various high-end analytical applications. These products are often incorporated into OEM equipment for use within the research and material science end-user markets.

The class of products within the Analytical Instrumentation segment that accounted for at least 10% of Roper's consolidated net sales in any of the periods presented below were as follows (in thousands):

                                           Year ended October 31,
                                        ----------------------------
                                          1999      1998      1997
                                        --------  --------  --------
  Digital imaging products              $ 89,739  $ 65,576  $ 37,181

The following chart shows the breakdown of Analytical Instrumentation segment sales by market for fiscal 1999:


                   General Industry and Other            8%
                   Medical                               7%
                   Oil & Gas                            18%
                   Automotive                            9%
                   Research                             53%
                   Semiconductor                         5%


Backlog. The Analytical Instrumentation companies have lead times of up to several months on many of their product sales, although standard products are often shipped within four weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $30.0 million at October 31, 1999 compared to $28.9 million as of October 31, 1998. This year-over-year increase mostly attributed to the fiscal 1999 acquisition of the Varlen Instruments companies.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturer representatives, agents, distributors and direct sales offices in both the U.S. and various leading industrial nations.

Customers. Each of the companies in the Analytical Instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive, medical diagnostics and microscopy industries having operations globally. In particular, the two major OEM customers of

Gatan contributed approximately 47% of its fiscal 1999 net sales. However, no customer accounted for as much as 10% of the segment's sales.

MATERIALS AND SUPPLIERS

Most materials and supplies used by Roper are believed to be readily available from numerous sources and suppliers throughout the world which are believed adequate for their needs. Some high-performance components for digital imaging products can be in short supply and Roper continuously investigates and identifies alternative sources where possible. Roper believes this condition equally affects its competitors and, thus far, it has not had a significant adverse effect on sales.

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATION

Roper is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on Roper in the future. It is Roper's policy to comply with all applicable environmental, health and safety laws and regulations.

Roper is subject to various U.S. federal, state and local laws and foreign laws affecting its businesses, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate Roper's contractual relationships with its distributors and manufacturer representatives, some of which impose substantive standards on these relationships.

COMPETITION

Roper has significant competition from a limited number of companies in each of its markets. No single competitor competes with Roper over a significant number of product lines. Roper's products compete primarily on the basis of performance, innovation and price.

PATENTS AND TRADEMARKS

Roper owns the rights under a number of patents and trademarks relating to certain of its products and businesses. While it believes that none of its companies is substantially dependent on any single, or group, of patents, trademarks or other items of intellectual property rights, the product development and market activities of Compressor Controls, Gatan, Integrated Designs, MASD and Roper Scientific, in particular, have been planned and conducted in conjunction with important and continuing patent strategies. Compressor Controls has been granted a series of U.S. and associated foreign patents and a significant portion of its fiscal 1999 sales of Compressor Controls-manufactured products was of equipment which incorporated innovations that are the subject of several such patents which will not begin to expire until 2004. Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its integrated dispense systems which accounted for the majority of its fiscal 1999 sales. The U.S. patent will expire in 2011.

EMPLOYEES

As of October 31, 1999, Roper had approximately 2,200 total employees, of whom approximately 1,800 were located in the United States.


ITEM 2. PROPERTIES

Roper's corporate offices, consisting of 9,500 square feet of leased space, are located in Bogart, Georgia, which is adjacent to Athens, Georgia. Roper has established sales and service locations around the world to support its operating units. The principal operating company properties are on the table that follows.

Roper considers each facility to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated operating requirements.

                                                 Square footage
                                             ----------------------
        Location            Property          Owned         Leased              Industry segment
------------------------  -------------      -------        -------        --------------------------
Phoenix, AZ               Office / Mfg.            -         45,900        Fluid Handling
Tucson, AZ                Office / Mfg.            -         37,300        Analytical Instrumentation
Morgan Hill, CA           Office / Mfg.            -         10,500        Analytical Instrumentation
Pleasanton, CA            Office                   -         19,400        Analytical Instrumentation
Richmond, CA              Office / Mfg.       66,000              -        Industrial Controls
San Diego, CA             Office / Mfg.            -         48,000        Analytical Instrumentation
Verson, France            Office / Mfg.            -         22,500        Analytical Instrumentation
Commerce, GA              Office / Mfg.      189,000              -        Fluid Handling
Lauda, Germany            Office / Mfg.       24,000                       Analytical Instrumentation
Des Moines, IA            Office / Mfg.            -         75,200        Industrial Controls
Belle Chasse, LA          Office / Mfg.            -         66,400        Industrial Controls
Acton, MA                 Office / Mfg.            -         32,700        Analytical Instrumentation
Trenton, NJ               Office / Mfg.       40,000              -        Analytical Instrumentation
Syosset, NY               Office / Mfg.            -         27,500        Fluid Handling
Portland, OR              Office / Mfg.            -        128,000        Fluid Handling
Warrendale, PA            Mfg.                     -         22,800        Analytical Instrumentation
Carrollton, TX            Office / Mfg.            -         22,000        Fluid Handling
Houston, TX               Office / Mfg.       12,600              -        Industrial Controls
Houston, TX               Office                             10,500        Analytical Instrumentation
Houston, TX               Office / Mfg.            -         17,800        Analytical Instrumentation
San Antonio, TX           Office / Mfg.                      37,900        Analytical Instrumentation
Bury St. Edmunds, U.K.    Office / Mfg.       90,000              -        Industrial Controls

ITEM 3.  LEGAL PROCEEDINGS

Roper is a defendant in various lawsuits involving product liability and other matters, none of which Roper believes, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations. The majority of such claims are the subject of insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of Roper's security-holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Roper's single class of common stock issued and outstanding trades on the New York Stock Exchange ("NYSE") under the symbol "ROP". Following is the range of high and low sales prices for Roper's common stock as reported by the NYSE during each of its fiscal 1999 and 1998 quarters and the dividends declared per share. The last sales price reported by the NYSE on December 31, 1999, was $37.813.

                                                       Dividend
                                    High      Low      Declared
                                   -------   -------   --------
          1999      4th Quarter    $38.562   $29.750   $0.065
                    3rd Quarter     36.500    28.000    0.065
                    2nd Quarter     29.594    20.875    0.065
                    1st Quarter     22.500    15.750    0.065

          1998      4th Quarter     23.250    13.313    0.060
                    3rd Quarter     34.063    20.000    0.060
                    2nd Quarter     33.500    25.750    0.060
                    1st Quarter     31.000    24.438    0.060

Based on information available to Roper and its transfer agent, Roper believes that as of December 31, 1999 there were approximately 273 record holders of its common stock.

Dividend Policy. Roper has declared a cash dividend in each fiscal quarter since its February 1992 initial public offering and has also increased its dividend rate annually since the initial public offering. In November 1999, Roper's Board of Directors increased the quarterly dividend rate to $0.07 per share, an increase of 8%, from the prior rate. However, the timing, declaration and payment of future dividends will be at the sole discretion of Roper's Board of Directors and will depend upon Roper's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to the amount, if any, that will be available for the declaration of cash dividends in the future.

Recent Sales of Unregistered Securities.  None

ITEM 6.  SELECTED FINANCIAL INFORMATION

The consolidated selected financial data presented below has been derived from Roper's audited consolidated financial statements and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with Roper's Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. All per share data have been restated to reflect the 2-for-1 stock split in August 1997.

                                                                           Year ended October 31,
                                                  -------------------------------------------------------------------------
                                                    1999/(1)/      1998/(2)/      1997/(3)/      1996/(4)/      1995/(5)/
                                                  -------------  -------------  ------------   -------------  -------------
                                                                 (Dollars in thousands except per share data)
Operations data:
  Net sales                                       $     407,256  $     389,170  $    298,236   $     225,651  $     175,421
  Gross profit                                          210,503        190,953       153,389         115,924         93,803
  Income from operations                                 77,955         66,092        60,870          47,272         37,411
  Net earning applicable to common shares                47,346         39,316        36,350          28,857         23,271

Per share data:
  Net earnings applicable to
    common shares:
      Basic                                       $        1.56  $        1.27  $       1.19   $        0.96  $        0.78
      Diluted                                              1.53           1.24          1.16            0.93           0.77
  Dividends                                                0.26           0.24          0.20            0.16           0.11

Balance sheet data:
  Working capital                                 $      89,576  $      82,274  $     86,954   $      45,007  $      38,077
  Total assets                                          420,163        381,533       329,320         242,953        155,381
  Long-term debt, less current portion                  109,659        120,307        99,638          63,373         20,150
  Stockholders' equity                                  231,968        197,033       177,869         137,396        105,595

(1) Reflects inclusion of Flow Technology, Acton Research, Photometrics (now part of Roper Scientific) and PMC/Beta (now part of Metrix) for the full year as compared to only part of 1998 and the inclusion of the fiscal 1999 Petroleum Analyzer acquisitions for four months in 1999.
(2) Reflects inclusion of Princeton Instruments (now part of Roper Scientific), Petrotech and IDS (now part of Uson) for the full year as compared to only part of 1997 and the inclusion of Flow Technology, Acton Research (now part of Roper Scientific), Photometrics and PMC/Beta for part in 1998.
(3) Reflects inclusion of Gatan and Fluid Metering for the full year as compared to five months in the prior year; and inclusion of Princeton Instruments (5 1/2 months), Petrotech (5 months) and IDS (balance sheet only) in 1997.
(4) Reflects inclusion of Uson for the full year as compared to eight months in the prior year; inclusion of Metrix for the full year as compared to one month in the prior year; and inclusion of Gatan and Fluid Metering for five months in 1996.
(5) Reflects inclusion of ISL for the full year as compared to two months in the prior year; and inclusion of Uson and Metrix for eight months and one month, respectively, in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Roper's Consolidated Financial Statements and selected financial data included elsewhere in this Annual Report.

Results of Operations

  General

The following table sets forth selected information for the years indicated. Amounts are dollars in thousands and percentages are of net sales.

                                                                       Year ended October 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
  Net sales                                                    100.0%         100.0%         100.0%
  Cost of sales                                                 48.3           50.9           48.6
                                                              --------       --------       --------
  Gross profit                                                  51.7           49.1           51.4
  Selling, general and administrative expenses                  32.6           32.1           31.0
                                                              --------       --------       --------
  Income from operations                                        19.1           17.0           20.4
  Interest expense                                               1.8            2.0            2.0
  Other income                                                   0.4            0.3            0.1
                                                              --------       --------       --------
  Earnings before income taxes                                  17.7           15.3           18.5
  Income taxes                                                   6.1            5.2            6.3
                                                              --------       --------       --------
  Net earnings                                                  11.6%          10.1%          12.2%
                                                              ========       ========       ========

                                                                                Year ended October 31,
                                                              ---------------------------------------------------------
                                                                    1999                1998                1997
                                                              -----------------   -----------------   -----------------
                                                                 $         %         $         %         $         %
                                                              -------   -------   -------   -------   -------   -------
  Industrial Controls:/(1)/
   Net sales                                                  160,090             177,258             123,129
   Gross profit                                                78,957    49.3      84,386    47.6      61,756    50.2
   Operating profit/(2)/                                       29,973    18.7      31,458    17.7      22,402    18.2
  Fluid Handling:/(3)/
   Net sales                                                   98,298              99,471              94,175
   Gross profit                                                47,662    48.5      45,160    45.4      43,213    45.9
   Operating profit/(2)/                                       27,386    27.9      24,125    24.3      25,853    27.5
  Analytical Instrumentation:/(4)/
   Net sales                                                  148,868             112,441              80,932
   Gross profit                                                83,884    56.3      61,407    54.6      48,420    59.8
   Operating profit/(2)/                                       27,713    18.6      16,417    14.6      18,292    22.6

  /(1)/ Includes results of Petrotech from June 1, 1997 and the PMC/Beta division of Metrix from May 1, 1998.
  /(2)/ Operating profit excludes unallocated corporate administrative costs. Such costs were $7,117, $5,908 and $5,677 for the years ended October 31, 1999, 1998 and 1997, respectively.
  /(3)/  Includes results of  Flow Technology from December 1, 1997.
  /(4)/ Includes results of the Princeton Instruments division of Roper Scientific from May 17, 1997, IDS from November 1, 1997, the Acton Research division of Roper Scientific from March 1, 1998, the Photometrics division of Roper Scientific from April 1, 1998 and the fiscal 1999 Petroleum Analyzer acquisitions from June 21, 1999.

Year Ended October 31, 1999 Compared to Year Ended October 31, 1998

Net sales for fiscal 1999 of $407.3 million represented the seventh consecutive year that Roper established a record high. Roper core sales (excluding sales to Gazprom) increased 7% for the year ended October 31, 1999 compared to the year ended October 31, 1998. Total Industrial Controls sales decreased 10% due mostly to difficult market conditions throughout the oil & gas industry, as oil and natural gas prices were at historical lows in the early part of fiscal 1999, and consolidation within the industry. Each of these factors caused reductions in capital spending by Roper's customers during fiscal 1999. Sales to Gazprom were $35.0 million for the year ended October 31, 1999, down 16% from fiscal 1998 as a result of dropping certain low margin, pass-through products from the contract. Total Analytical Instrumentation sales increased 32% due to full-year contributions from the fiscal 1998 acquisitions of Acton Research (February
1998) and Photometrics (March 1998), the partial-year contribution from the fiscal 1999 Petroleum Analyzer acquisitions (June 1999) and improved market conditions for the segment's digital imaging business. On a pro forma basis, Analytical Instrumentation sales increased 11% in fiscal 1999 compared to the prior year. Total Fluid Handling sales decreased 1% in fiscal 1999 compared to fiscal 1998. Poor semiconductor equipment industry conditions that affected the Fluid Handling segment primarily in the first half of fiscal 1999 offset the strength in the segment's centrifugal pump business as several new product offerings were very well received by the market.

Industrial Controls gross profit percentage increased 1.7 points in fiscal 1999 compared to the prior year. The major reason for the increase was the elimination of certain low-margin business with Gazprom in fiscal 1999. Analytical Instrumentation gross profit also increased 1.7 points in fiscal 1999 compared to the prior year. The major contributors to this increase were an inventory write-down in the fourth quarter of fiscal 1998, the realization of cost structure improvements at those businesses acquired over the past two years and volume leverage. Fluid Handling gross profit increased 3.1 points in fiscal 1999 compared to the prior year. This gain resulted from a number of factors, including improved product mix in fiscal 1999 from larger diameter centrifugal pumps, an improved power generation market, the leverage of improved semiconductor industry conditions in the second half of fiscal 1999, and improved cost structures throughout the segment. Every one of this segment's businesses improved gross margins in fiscal 1999 compared to fiscal 1998. In addition, the consolidated gross profit percentage improvement of 2.6 points in fiscal 1999 was due mostly to increased higher-margin Analytical Instrumentation sales.

Selling, general and administrative ("SG&A") expenses increased 6% in fiscal 1999 compared to the year ended October 31, 1998 mostly due to the partial year costs associated with Petroleum Analyzer. As a percentage of sales, these costs were 32.5% in fiscal 1999 compared to 32.1% in fiscal 1998. This increase was attributable mostly to the increased size of the Analytical Instrumentation segment, whose businesses typically have higher engineering and amortization costs compared to Roper's other business segments. Analytical Instrumentation SG&A costs were 37.7% and 40.0% of sales in fiscal 1999 and 1998, respectively. Comparative percentages for the Industrial Controls and Fluid Handling segments were each within 1 point for these years. Excluding Russian-related reserves recorded during the fourth quarter of fiscal 1998 in the Industrial Controls segment, this segment's SG&A costs were about the same in fiscal 1999 as fiscal 1998.

Interest expense was about 8% lower during the year ended October 31, 1999 compared to fiscal 1998, with lower interest rates throughout most of fiscal 1999 as compared to fiscal 1998. The German revolving credit facility opened in June 1999 also accrued interest at a relatively low rate compared to U.S. borrowings. Average debt levels were about 4% higher in fiscal 1999 compared to the prior year.

The effective income tax rate was 34.5% for the year ended October 31, 1999 and 34.1% for the year ended October 31, 1998. The difference between these rates and the differences between the reconciling items between the statutory income tax rate and the effective income tax rate for these years are not considered significant.

Average outstanding shares were less in fiscal 1999 than fiscal 1998 as a result of the repurchase of 1.2 million shares by Roper during the fourth quarter of fiscal 1998 through the second quarter of fiscal 1999. The buy-back program was terminated in May 1999.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of fiscal 1999 and fiscal 1998 was related to Roper's subsidiaries in Europe and Japan.

Net cash provided by operating activities declined by $24.7 million, or 30.6%, primarily as a result of a $10.6 million increase in accounts receivable as compared to a $12.7 million decrease in the fiscal years ended October 31, 1999 and October 31, 1998, respectively. The reduction in 1998 was attributable to exceptional Gazprom cash receipts and the increase in 1999 arose primarily at Roper Scientific and Integrated Designs largely as a result of increased fourth quarter business levels.

The following table summarizes bookings and backlog information (dollars in thousands):

                                                      Bookings                             Backlog
                                        --------------------------------     --------------------------------
                                              Year ended October 31,                     October 31,
                                        --------------------------------     --------------------------------
                                          1999         1998      Change        1999        1998       Change
                                        --------    --------    --------     --------    --------    --------
Analytical Instrumentation              $148,478    $111,637       +33.0%    $ 30,000    $ 28,898        +3.8%
Fluid Handling                           100,600      94,470        +6.5       14,375      12,746       +12.8
Industrial Controls                      150,604     176,228       -14.5       29,286      39,035       -25.0
                                        --------    --------    --------     --------    --------    --------
                                        $399,682    $382,335        +4.5%    $ 73,661    $ 80,679        -8.7%
                                        ========    ========    ========     ========    ========    ========

On a pro forma basis to include current year acquisitions for the comparable prior year period, Analytical Instrumentation segment bookings and backlog were up 8% and down 7%, respectively, in fiscal 1999 compared to fiscal 1998. Consolidated pro forma bookings and backlog were down 3% and down 12%, respectively. Actual compared to pro forma results were about the same for the Fluid Handling and Industrial Controls segments. The 33% increase in

Analytical Instrumentation segment bookings was due to the full-year contributions of Acton Research and Photometrics, the partial-year contribution of Petroleum Analyzer and strengthened digital imaging markets in fiscal 1999 (which also accounts for the pro forma increase). Fluid Handling segment bookings increased from its stronger centrifugal pump business and the increased backlog reflected much better semiconductor industry conditions. Decreased Industrial Controls segment bookings reflected weak oil & gas industry conditions.

Year Ended October 31, 1998 Compared to Year Ended October 31, 1997

Roper's core sales increased 23% for the year ended October 31, 1998 compared to the year ended October 31, 1997. Total Industrial Controls sales increased 44% due mostly to the full year results from the May 1997 acquisition of Petrotech and increased sales to Gazprom. Sales to Gazprom were $41.9 million for the year ended October 31, 1998 as Gazprom entered into a financing agreement to stabilize this business. This compared to $14.7 million in sales during fiscal 1997. Fluid Handling sales increased 6% because of the December 1997 acquisition of Flow Technology, which more than offset sales declines related to this segment's oil & gas, power generation and semiconductor capital equipment markets. Analytical Instrumentation sales increased 39% largely because of the full year or partial-year results of four then-recent acquisitions.

Changes in overall gross profit derived mainly from the impact of the recently acquired companies and increased sales to Gazprom. The gross profit percentage for the Industrial Controls segment in fiscal 1998 compared to fiscal 1997 was adversely affected by Petrotech, which was acquired in May 1997 and historically experiences lower returns than the segment's other units. Excluding Petrotech, Industrial Controls' gross profit percentage would have been 56.5% compared to 57.2% for fiscal 1997. Most of the other decline stemmed from lower margins at Compressor Controls as a result of lower margins on Gazprom business from increased engineering and procurement services in fiscal 1998. The decline in Fluid Handling's gross profit percentage was not significant despite some difficult market conditions that affected several of this segment's units that more than offset strong results from Flow Technology. The gross profit percentage for Analytical Instrumentation decreased primarily because of results of Acton Research, Photometrics and Princeton Instruments, which reported combined gross profit of 44.4%. Photometrics and Princeton Instruments were merged into a single company named Roper Scientific. Analytical Instrumentation's gross profit was also adversely affected by about 2% on an inventory write-down at Roper Scientific that was identified upon implementation of better business systems. Petrotech had the greatest effect that caused the decrease in Roper's overall gross profit percentages in 1998 compared to 1997. Other large factors were the lower margins at Compressor Controls and the inventory write-down at Roper Scientific.

SG&A expenses increased 35% for the year ended October 31, 1998 compared to the year ended October 31, 1997, primarily because of the expenses associated with the then-recent acquisitions. As a percentage of sales, SG&A expenses were 32.1% for fiscal 1998 compared to 31.0% for fiscal 1997. This increase resulted largely from additional reserves recorded during the fourth quarter of fiscal 1998 in response to a further deterioration of economic conditions in Russia and the region that cast doubt on the collectibility of certain accounts receivable related to sales in 1996.

Interest expense increased $1.8 million for the year ended October 31, 1998 compared to the year ended October 31, 1997 principally because of higher debt levels that resulted from the acquisition of seven companies during fiscal 1997 and 1998. Interest rates were slightly lower in fiscal 1998 compared to fiscal 1997 primarily because of more favorable terms negotiated into the U.S. revolving credit facility agreement in May 1997. LIBOR rates became lower late in fiscal 1998, but the effects on fiscal 1998 results were not significant.

The effective tax rate was 34.1% for fiscal 1998 compared to 34.0% for fiscal 1997. There were also no significant differences between years in the reconciling items between the statutory rate and the effective rate for these years.

Sales order bookings were $382.3 million during the year ended October 31, 1998 compared to $297.6 million for the year ended October 31, 1997, an increase of 28%. On a pro forma basis, to include acquisitions for similar periods in the prior year, bookings were 4% higher in fiscal 1998 compared to fiscal 1997. Industrial Controls' bookings were up 40% (20% on a pro forma basis) because of Petrotech, which booked a large project, and Compressor Controls, because of increased business with Gazprom following Gazprom establishing new financing arrangements early in the year. Fluid Handling's bookings were up 2% (down 8% on a pro forma basis) compared to fiscal 1997. The acquisition of Flow Technology offset 46% lower bookings at Integrated Designs caused by the depressed business conditions in the semiconductor capital equipment industry. Bookings within Analytical Instrumentation increased 42% (down 6% on a pro forma basis). Whereas the increase resulted from acquisitions, the pro forma decrease reflected weak business conditions for all of the companies in this segment.

Sales order backlog was $80.7 million at October 31, 1998 compared to $82.6 million at October 31, 1997. On a pro forma basis, backlog was 13% lower than fiscal 1997. Pro forma backlog at Industrial Controls was down 11% despite a significant increase at Petrotech that resulted from increased bookings discussed above. Backlog related to Russia-region shipments was down $8.5 million compared to fiscal 1997, largely because of delayed shipments at October 31, 1997 that were shipped during the first quarter of fiscal 1998. Excluding the Russia-region decrease in backlog, actual and pro forma backlog at Industrial Controls was up 12% and 11% at October 31, 1998 compared to October 31, 1997, respectively. Fluid Handling's pro forma backlog was 32% lower at the end of fiscal 1998 compared to fiscal 1997 largely because of an 89% decline in the backlog at Integrated Designs. Pro forma backlog was 6% lower at Analytical Instrumentation due to the lower level of bookings.

Financial Condition, Liquidity and Capital Resources

October 31, 1999 compared to October 31, 1998

Working capital was $89.6 million at October 31, 1999 compared to $82.3 million at October 31, 1998. October 1999 cash was unusually high due to long-term borrowings made immediately prior to October 31, 1999 that were used to fund the acquisition of Redlake Imaging in early November. Accounts receivable increased as a result of strong fourth quarter digital imaging sales and the balances at the fiscal 1999 Petroleum Analyzer acquisitions that more than offset the effects of lower fourth quarter oil & gas-related sales. The increase in notes payable and current portion of long-term debt at October 31, 1999 compared to 1998 reflected borrowings under the $16 million German revolving credit facility that was opened in June 1999.

Roper utilizes a $200 million U.S. revolving credit facility with a syndicate of banks to provide most of its external financing requirements. Total borrowings under this agreement were $109.0 million at October 31, 1999 and an additional $49 million was borrowed subsequent to October 31, 1999 to fund the acquisition of MASD. The German revolving credit facility was amended subsequent to October 31, 1999 to increase its size to $30 million. Total borrowings under the German facility were $15.9 million at October 31, 1999. The debt to total capitalization ratio was 36.0% (43.6% including the November borrowings of $49 million) at October 31, 1999 compared to 39.0% at October 31, 1998.

During fiscal 1998, Roper's largest customer, Gazprom, put in place a long-term financing for its purchase of turbomachinery controls sourced from Roper's Compressor Controls unit. This financing has facilitated a more consistent supply of product to Gazprom. This financing arrangement is expected to be available over the next several years for additional turbomachinery controls purchases. However, given unstable political and economic conditions in Russia, Roper's future shipments to Gazprom will continue to be subject to these political, economic and other uncertainties, which could adversely affect the timing and amount of future shipments and cannot be assured.

Roper believes its capital expenditures requirements are modest for an industrial products company and were $5.1 million for the year ended October 31, 1999. Although the increased size of the business will drive increased capital expenditure requirements, Roper does not believe there will be a change in the order of magnitude of capital expenditures in fiscal 2000.

In November 1999, Roper's Board of Directors increased the quarterly cash dividend paid on its outstanding common stock from $0.065 per share to $0.07 per share. This represents the seventh consecutive year in which the quarterly dividend has been increased since Roper's 1992 initial public offering.

Roper believes that internally generated cash flows and the remaining unused credit under its U.S. and German revolving credit facilities will be adequate to finance normal operating requirements and further acquisition activities. Although Roper maintains an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on Roper's activities, financial condition and results of operations. Roper may also explore alternatives to increase its access to additional capital resources.

Roper anticipates that the newly acquired companies as well as the existing companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which Roper historically has experienced. However, the rate at which Roper can reduce its debt during fiscal 2000 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of its existing companies and cannot be predicted with certainty.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for Derivative Instruments and Hedging Activities that will be applicable to Roper in fiscal 2001, as amended by SFAS 137. Once adopted, this standard is not expected to significantly affect Roper's financial position, operating results or disclosures. See Note 1 to Roper's Notes to Consolidated Financial Statements for further discussion of this pronouncement.

Year 2000 Issues ("Y2K" issues)

During recent years, Roper instigated processes to ensure that its operations would not be exposed to material adverse effects as a result of Y2K issues. In total, the past costs associated with Y2K compliance, including capital expenditures, were less than $3 million. All of Roper's business and infrastructure systems have operated substantially as normal since January 1, 2000. In general, Roper has very few products that are date sensitive and most of those products do not rely on the date for their performance. Accordingly, Roper does not believe that it has any materially increased liability for product warranty.

Generally, Roper is not aware of any potential disruptions in the businesses due to problems with Y2K issues which could have a materially adverse effect on its operations. However, Roper cautions that it is not presently possible to evaluate whether all of its customers and/or vendors have been unaffected by any Y2K issues which could, in turn, have an adverse impact on the Company's operations.

Market Risks

At October 31, 1999, Roper's interest rate swap agreements represented a potential asset. This asset value is directly related to changes in interest rates. A sufficient decline in interest rates would cause the current asset position to become a liability position. Upon adoption of SFAS 133, the value attributed to the swap agreements will be reflected in Roper's balance sheet and changes in this valuation will mostly be reflected as a component of other comprehensive earnings. The swap agreements are intended to reduce the volatility of interest payments related to its long-term borrowings. See Note 1 to Roper's Notes to Consolidated Financial Statements.

At October 31, 1999, Roper's total borrowings exceeded the notional value of the interest rate swap agreements. These borrowings are generally at current market rates and these rates have increased subsequent to October 31, 1999.

Some of Roper's fiscal 1999 sales were denominated in a currency other than U.S. dollars (mostly Euro, U.K. sterling and Japanese yen) and some of Roper's net assets at October 31, 1999 were maintained in a functional currency other than U.S. dollars (mostly Euro and U.K. sterling). The effects of changes in foreign currency exchange rates has not historically been significant to Roper's operations or net assets.

The traded price of Roper's common stock influences the effects on Roper's financial statements and disclosures with regard to Roper's stock option programs and certain cash compensation arrangements.

Outlook

Fiscal 2000 is expected to be another record year for sales and earnings. The November 1999 acquisitions of Redlake Imaging and MASD are expected to be immediately accretive to earnings. The fiscal 1999 Petroleum Analyzer acquisition will be included in Roper's results for the entire year and increased quoting activity by Roper's oil & gas businesses is expected to generate additional bookings and revenues (but not during the first fiscal quarter).

Roper expects to continue an active acquisition program. However, completion of future acquisitions and their impact on Roper's results or financial condition cannot be accurately predicted.

Forward Looking Information

The information provided elsewhere in this Annual Report, in other Roper filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about Roper's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond Roper's control. Some of these risks include the level and timing of future business with Gazprom and other Eastern European customers, changes in interest rates, Y2K effects and the future operating results of the newly acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper's future operations, financial condition, or financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Roper is exposed to interest rate risks on its outstanding interest rate swap agreements and its outstanding variable-rate borrowings to the extent that such borrowings exceed the notional value of the interest rate swap agreements. Roper is exposed to foreign exchange risks pertaining to its business denominated in currencies other than the U.S. dollar. Roper is exposed to equity market risks pertaining to the traded price of its common stock.

Roper's interest rate swap agreements provide that Roper pays a fixed interest rate in exchange for receiving a variable interest rate on a total notional value of $75 million. These agreements mature in 2003 and the other party has options to extend the agreements until 2008. At October 31, 1999, the fixed rate obligation of Roper was less than the variable rate Roper was entitled to receive. As a result, the fair value of the interest rate swap agreements was determined to be an asset value of $1.2 million (assuming the options are not exercised). At October 31, 1999, an interest rate movement up or down by 10 basis points would have increased or decreased the asset value by about $250,000. Upon adoption of SFAS 133, changes in the valuation of the interest rate swap agreements will be a direct charge to other comprehensive earnings.

Immediately after giving effect to the $49 million of additional borrowings in November 1999 to finance the acquisition of MASD, Roper's outstanding variable rate borrowings exceeded the notional value of the interest rate swap agreements by about $103 million. Based on this level of debt, an increase or decrease in interest rates by 10 basis points would increase or decrease annualized interest expense by about $100,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at October 31, 1999 and for the year then ended were principally denominated in Western European or Japanese currencies. At October 31, 1999 and for the year then ended, 10-15% of Roper's consolidated net assets (and cumulative translation adjustments were less than 1%) and sales were denominated in these currencies. Roper expects that these currencies will remain relatively stable. Therefore, foreign exchange risks are not expected to have a material effect on Roper's financial statements.

Equity markets are influenced by many factors and changes in Roper's stock price may be influenced by factors other than Roper's historical earnings and by factors not within Roper's control. The volatility of Roper's common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper's stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. The sensitivity of these issues to a change in Roper's stock price are not readily determinable, but a change in Roper's stock price by $1.00 is not believed to have a material effect on Roper's financial statements or disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1 hereof.

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     Index

                                                                                             Page
Consolidated Financial Statements:
 Independent Auditors' Report (fiscal 1999 auditors)........................................  F-2

 Independent Auditors' Report (fiscal 1998 and 1997 auditors)...............................  F-3

 Consolidated Balance Sheets as of October 31, 1999 and 1998................................  F-4

 Consolidated Statements of Earnings for the Years ended October 31, 1999, 1998 and 1997....  F-5

 Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the
  Years ended October 31, 1999, 1998 and 1997...............................................  F-6

 Consolidated Statements of Cash Flows for the Years ended October 31, 1999, 1998 and 1997..  F-7

Notes to Consolidated Financial Statements..................................................  F-8

Supplementary Data:
  Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended
    October 31, 1999, 1998 and 1997.........................................................  S-1

                          Independent Auditors' Report

To The Shareholders of Roper Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Roper Industries, Inc. (a Delaware corporation) as of October 31, 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit. The consolidated balance sheet at October 31, 1998 and the consolidated statements of earnings, stockholders' equity and comprehensive earnings, cash flows and the schedule referred to below for the fiscal years ended October 31, 1998 and 1997 were audited by other auditors whose report dated December 4, 1998 expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. as of October 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to the consolidated financial statements and supplementary data is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        Arthur Andersen LLP


Atlanta, Georgia
December 2, 1999

                          Independent Auditors' Report

The Board of Directors and Stockholders
Roper Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Roper Industries, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings and cash flows for the years ended October 31, 1998 and 1997. In connection with our audits of the consolidated financial statements, we also audited the related financial statement schedule for the years ended October 31, 1998 and 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. and subsidiaries as of October 31, 1998, and the results of their operations and their cash flows for the years ended October 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                            KPMG LLP


Atlanta, Georgia
December 4, 1998

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 1999 and 1998
         (Dollar and share amounts in thousands, except per share data)

                                                                              1999      1998
                                                                            --------  --------
Assets

Cash and cash equivalents                                                   $ 13,490  $  9,350
Accounts receivable, net                                                      89,154    76,999
Inventories                                                                   56,401    51,444
Other current assets                                                           2,774     2,059
                                                                            --------  --------
   Total current assets                                                      161,819   139,852

Property, plant and equipment, net                                            34,797    31,905
Intangible assets, net                                                       215,020   197,179
Other assets                                                                   8,527    12,597
                                                                            --------  --------

   Total assets                                                             $420,163  $381,533
                                                                            ========  ========

Liabilities and Stockholders' Equity

Accounts payable                                                            $ 18,457  $ 21,051
Accrued liabilities                                                           31,444    29,915
Income taxes payable                                                           1,485       863
Current portion of long-term debt                                             20,857     5,749
                                                                            --------  --------
   Total current liabilities                                                  72,243    57,578

Long-term debt                                                               109,659   120,307
Other liabilities                                                              6,293     6,615
                                                                            --------  --------
   Total liabilities                                                         188,195   184,500
                                                                            --------  --------

Stockholders' equity:
 Preferred stock, $.01 par value per share; 1,000 shares authorized;
   none outstanding                                                                -         -
 Common stock, $.01 par value per share; 80,000 shares authorized;
   31,551 shares issued and 30,282 outstanding at October 31, 1999 and
   31,307 shares issued and 30,343 outstanding at October 31, 1998               316       313
 Additional paid-in capital                                                   71,084    67,145
 Retained earnings                                                           187,911   148,435
 Accumulated other comprehensive earnings                                     (2,172)     (906)
 Treasury stock, 1,269 shares October 31, 1999 and 964 shares at
   October 31, 1998                                                          (25,171)  (17,954)
                                                                            --------  --------
     Total stockholders' equity                                              231,968   197,033
                                                                            --------  --------

     Total liabilities and stockholders' equity                             $420,163  $381,533
                                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                  Years ended October 31, 1999, 1998 and 1997
         (Dollar and share amounts in thousands, except per share data)

                                                          1999      1998      1997
                                                        --------  --------  --------

Net sales                                               $407,256  $389,170  $298,236
Cost of sales                                            196,753   198,217   144,847
                                                        --------  --------  --------

Gross profit                                             210,503   190,953   153,389

Selling, general and administrative expenses             132,548   124,861    92,519
                                                        --------  --------  --------

Income from operations                                    77,955    66,092    60,870

Interest expense                                           7,254     7,856     6,048
Other income                                               1,583     1,380       278
                                                        --------  --------  --------

Earnings before income taxes                              72,284    59,616    55,100

Income taxes                                              24,938    20,300    18,750
                                                        --------  --------  --------

Net earnings                                            $ 47,346  $ 39,316  $ 36,350
                                                        ========  ========  ========

Net earnings per common and common equivalent share:
 Basic                                                  $   1.56  $   1.27  $   1.19
                                                        ========  ========  ========
 Diluted                                                $   1.53  $   1.24  $   1.16
                                                        ========  ========  ========

Weighted average common and common equivalent
shares outstanding:
 Basic                                                    30,268    31,001    30,580
                                                        ========  ========  ========
 Diluted                                                  30,992    31,717    31,458
                                                        ========  ========  ========

          See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity and Comprehensive Earnings

                  Years ended October 31, 1999, 1998 and 1997
         (Dollar and share amounts in thousands, except per share data)

                                                                           Accumulated
                                                   Additional                 other                      Total
                                   Common stock     paid-in    Retained   comprehensive   Treasury   stockholders'   Comprehensive
                                  ---------------
                                  Shares   Amount   capital    earnings      earnings       stock        equity         earnings
                                  -------  ------  ----------  ---------  -------------   ---------  -------------   -------------
Balances at October 31, 1996      30,323   $  303  $   50,742  $  86,174  $         177   $       -  $     137,396   $           -

Net earnings                           -        -           -     36,350              -           -         36,350          36,350
Common shares issued for
 acquisitions                        416        4       8,708          -              -           -          8,712               -
Common shares issued under
  incentive bonus plan                10        -         245          -              -           -            245               -
Exercise of stock options            171        2       2,255          -              -           -          2,257               -
Currency translation adjustments       -        -           -          -         (1,114)          -         (1,114)         (1,114)
Cash dividends ($0.195 per
 share)                                -        -           -     (5,977)             -           -         (5,977)              -
                                  ------   ------  ----------  ---------  -------------   ---------  -------------   -------------

Balances at October 31, 1997      30,920      309      61,950    116,547           (937)          -        177,869   $      35,236
                                                                                                                     =============

Net earnings                           -        -           -     39,316              -           -         39,316   $      39,316
Common shares issued for
 acquisitions                         75        1       1,935          -              -           -          1,936               -
Exercise of stock options            312        3       3,260          -              -           -          3,263               -
Currency translation adjustments       -        -           -          -             31           -             31              31
Cash dividends ($0.24 per share)       -        -           -     (7,428)             -           -         (7,428)              -
Treasury stock purchases            (964)       -           -          -              -     (17,954)       (17,954)              -
                                  ------   ------  ----------  ---------  -------------   ---------  -------------   -------------

Balances at October 31, 1998      30,343      313      67,145    148,435           (906)    (17,954)       197,033   $      39,347
                                                                                                                     =============

Net earnings                           -        -           -     47,346              -           -         47,346          47,346
Common shares issued for
 acquisitions                        (45)       -           -          -              -      (1,667)        (1,667)              -
Exercise of stock options            244        3       3,939          -              -           -          3,942               -
Currency translation adjustments       -        -           -          -         (1,266)          -         (1,266)         (1,266)
Cash dividends ($0.26 per share)       -        -           -     (7,870)             -           -         (7,870)              -
Treasury stock purchases            (260)       -           -          -              -      (5,550)        (5,550)              -
                                  ------   ------  ----------  ---------  -------------   ---------  -------------   -------------

Balances at October 31, 1999      30,282   $  316  $   71,084  $ 187,911  $      (2,172)  $ (25,171) $     231,968   $      46,080
                                  ======   ======  ==========  =========  =============   =========  =============   =============

         See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended October 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                        1999       1998       1997
                                                                      ---------  ---------  ---------
Cash flows from operating activities:
 Net earnings                                                         $ 47,346   $ 39,316   $ 36,350
 Adjustments to reconcile net earnings to net cash flows
  from operating activities:
   Depreciation and amortization of property, plant
     and equipment                                                       6,620      6,106      5,367
   Amortization of intangible assets                                     9,346      8,328      6,033
   Changes in operating assets and
    liabilities:
     Accounts receivable                                               (10,621)    10,084    (10,876)
     Inventories                                                         3,778      5,615      2,303
     Accounts payable and accrued
      liabilities                                                       (7,557)     7,118     (2,357)
     Income taxes payable                                                4,112     (1,001)    (1,585)
     Other, net                                                           (198)       607        168
                                                                      --------   --------   --------
          Net cash provided by operating activities                     52,826     76,173     35,403
                                                                      --------   --------   --------

Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired                      (36,343)   (62,676)   (55,311)
 Capital expenditures                                                   (5,148)    (5,502)    (4,984)
 Other, net                                                                167       (252)      (163)
                                                                      --------   --------   --------
          Net cash used in investing activities                        (41,324)   (68,430)   (60,458)
                                                                      --------   --------   --------

Cash flows from financing activities:
 Proceeds from notes payable and long-term debt                         45,926     60,896     94,845
 Principal payments on notes payable and long-term debt                (41,867)   (37,522)   (65,180)
 Cash dividends to stockholders                                         (7,870)    (7,428)    (5,977)
 Treasury stock purchases                                               (5,550)   (17,954)         -
 Proceeds from stock option exercises                                    3,942      3,263      1,762
 Other, net                                                             (1,667)      (200)      (116)
                                                                      --------   --------   --------
          Net cash provided by (used in) financing activities           (7,086)     1,055     25,334
                                                                      --------   --------   --------

Effect of exchange rate changes on cash                                   (276)       (97)       (53)
                                                                      --------   --------   --------

Net increase in cash and cash equivalents                                4,140      8,701        226

Cash and cash equivalents, beginning of year                             9,350        649        423
                                                                      --------   --------   --------

Cash and cash equivalents, end of year                                $ 13,490   $  9,350   $    649
                                                                      ========   ========   ========

         See accompanying notes to consolidated financial statements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollars amounts in thousands, except per share data)


(1)  Summary of Accounting Policies
     ------------------------------

     Accounts Receivable - Accounts receivable were stated net of an allowance
     -------------------
     for doubtful accounts of $3,760 and $6,915 at October 31, 1999 and 1998, respectively.

     Basis of Presentation - The consolidated financial statements include the
     ---------------------
     accounts of Roper Industries, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. On August 1, 1997, the Company effected a 2-for-1 stock split on its common stock in the form of a 100% stock dividend. All amounts related to fiscal 1997 reflect the stock split for the entire year.

     Cash and Cash Equivalents - The Company considers highly liquid financial
     -------------------------
     instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at October 31, 1999 and October 31, 1998 were none and $5,697, respectively, and were comprised of money market investments and overnight Eurodollar funds.

     Earnings Per Common and Common Equivalent Share - Basic earnings per share
     -----------------------------------------------
     was calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share was calculated using net earnings and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective year. There were no differences between net earnings and net earnings available for common stockholders. Common stock equivalents consisted of stock options. The effects of common stock equivalents was determined using the treasury stock method.

     For the year ended October 31, 1998, there were 365,000 options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive. There were no such antidilutive options in 1999 or 1997.

     In financial reports issued prior to fiscal 1998, earnings per share were expressed as either primary or fully diluted. Earnings per share amounts for periods prior to fiscal 1998 have been restated to conform with SFAS 128 -Earnings per Share, which was implemented at the beginning of fiscal 1998.

     Estimates - The preparation of financial statements in conformity with
     ---------
     generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The Company's carrying value of
     -----------------------------------
     long-term debt approximated fair value since most of the debt matures within 30-90 days of incurrance and is renewed at current interest rates.

     In February 1998 and April 1998, the Company entered into five-year interest rate swap agreements for notional amounts of $50,000 and $25,000, respectively. In both agreements, the Company pays a fixed interest rate and the other party pays a variable interest rate. In June 1998, both of these agreements were amended to lower the Company's fixed interest rate obligations in exchange for granting the other party an option to extend the agreements for an additional five years. At October 31, 1999, the Company's weighted average fixed-rate obligation was 5.7% and the applicable LIBOR rate was 6.2%. The Company accrues the effects of the different interest rates as a charge or credit against current earnings over the life of the

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollars amounts in thousands, except per share data)


     agreements. The earnings effects of these agreements during the years ended October 31, 1999 and 1998 were not material.

     The estimated fair value of these agreements at October 31, 1999 was an asset of approximately $1,150 ($2,470 assuming the options are exercised) that was not reflected in the Company's financial statements. This value was determined by comparing the present value of the fixed interest payments to the variable interest payments based on the interest rates at October 31, 1999.

     The carrying value of all other financial instruments approximated fair value due to their short-term nature.

     Foreign Currency Translation - Assets and liabilities of foreign
     ----------------------------
     subsidiaries whose functional currency is not the U.S. dollar are translated at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected as a component of other comprehensive earnings.

     Income Taxes - The Company has not provided deferred income taxes on the
     ------------
     accumulated undistributed earnings of its non-U.S. subsidiaries, as substantially all of such presently undistributed earnings are expected to be permanently invested. At October 31, 1999, the accumulated undistributed earnings were approximately $20,000. The amount of U.S. income tax due if such earnings were repatriated would be approximately $7,000 and would be substantially offset by allowable foreign income tax credits. The Company also has not provided for any foreign withholding taxes that would be due upon the repatriation of such earnings.

     Intangible Assets - Intangible assets consisted principally of goodwill,
     -----------------
     which is amortized on a straight-line basis over periods ranging from 15 to 40 years. The accumulated amortization for intangible assets was $32,315 and $22,954 at October 31, 1999 and 1998, respectively. The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Other intangible assets not arising out of acquisitions are recorded at cost. On an ongoing basis, management reviews the valuation and amortization periods of intangible assets. The Company assesses the recoverability of the goodwill element of its intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired enterprise. Based upon such reviews as of October 31, 1999 and 1998, management did not consider the unamortized balances of goodwill or other intangible assets to be impaired.

     Inventories - Inventories are valued at the lower of cost or market.
     -----------
     Subsidiaries of the Company use primarily either the first-in, first-out cost method ("FIFO") or the last-in, first-out cost method ("LIFO"). Inventories valued at LIFO cost comprised 15% and 16% of consolidated inventories at October 31, 1999 and 1998, respectively.

     One of the Company's subsidiaries had a decrement in its LIFO reserve during 1999, 1998 and 1997. The impact of these decrements on the Company's consolidated results of operations was immaterial for each of these years.

     Inventories included $2,443 and $2,587 at October 31, 1999 and 1998, respectively, of costs incurred in excess of billings related to long-term contracts.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollars amounts in thousands, except per share data)

     Other Comprehensive Earnings - Effective November 1, 1998, the Company
     ----------------------------
     adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - Reporting Comprehensive Income. Comprehensive income includes net earnings and all other non-owner sources in a company's net assets. The difference between net earnings and comprehensive earnings for the Company was currency translation adjustments. Income taxes have not been provided on currency translation adjustments because the net assets invested in the Company's non-U.S. are considered to be permanently invested. Fiscal 1998 and 1997 were restated to reflect the adoption of SFAS 130.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollars amounts in thousands, except per share data)

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

          Buildings                     20-30 years
          Machinery                      8-12 years
          Tooling                           3 years
          Other equipment                 3-5 years

     Recently Released Accounting and Reporting Pronouncements - SFAS 133 -
     ---------------------------------------------------------
     Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS 133 was subsequently amended by SFAS 137 to defer the effective date of SFAS 133 such that it is currently applicable to the Company beginning with its first quarter of fiscal 2001. The impact of SFAS 133 on the Company's financial statements is not expected to be significant.

     Reclassifications - Certain reclassifications were made to prior year
     -----------------
     amountsto conform to the fiscal 1999 presentation.

     Research and Development - Research and development costs include salaries
     ------------------------
     and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled approximately $16,700, $18,000 and $14,200 for the years ended October 31, 1999, 1998 and 1997, respectively.

     Revenue Recognition - Revenues under certain long-term contracts are
     -------------------
     recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. Estimated losses on such contracts are recognized immediately. All other revenue is recognized as products are shipped or services are rendered.

     Stock Options - Stock-based compensation was measured at its fair value at
     -------------
     the grant date in accordance with an option pricing model. SFAS 123 - Accounting for Stock-Based Compensation provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. The Company provides the pro forma disclosures.

(2)  Business Acquisitions
     ---------------------

     Over the past three years, the following acquisitions have occurred, each of which was accounted for using the purchase method of accounting. The acquired assets and liabilities of the acquired entities were recorded at their estimated fair values and the results of operations were included in the Company's consolidated results of operations beginning from the date acquired. Some recent allocations of fair value are preliminary, but the Company does not believe that subsequent revisions will be significant.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


                                        Acquisition costs
                                      ----------------------
                                               Roper shares                               Goodwill
                                               -------------
                              Date     Cash    000's  Value            Segment             period
                            --------  -------  -----  ------  --------------------------  --------
     Petroleum Analyzer     06/18/99 $ 36,439      -  $    -  Analytical Instrumentation  25 years
     PMC/Beta               04/30/98    6,600      -       -  Industrial Controls         20 years
     Photometrics           03/31/98   36,400      -       -  Analytical Instrumentation  25 years
     Acton Research         02/27/98    9,300     75   1,936  Analytical Instrumentation  15 years
     Flow Technology        12/01/97   10,000      -       -  Fluid Handling              20 years
     IDS                    10/31/97    4,900     15     352  Analytical Instrumentation  15 years
     Petrotech              05/30/97   14,900    262   5,720  Industrial Controls         15 years
     Princeton Instruments  05/16/97   36,000    138   2,640  Analytical Instrumentation  30 years


     In November 1999, the Company acquired Redlake Imaging Corporation ("Redlake Imaging") and the Motion Analysis Systems Division ("MASD") of Eastman Kodak Company. Total purchase costs were approximately $60,000 cash. Each of these companies designs, manufactures and markets high-speed digital cameras used in automotive, industrial, military and research markets. The MASD business also manufactures and markets high-resolution digital cameras for the machine vision and image conversion markets. These businesses will be included in the Company's Analytical Instrumentation segment.

     Petroleum Analyzer manufactures, markets and distributes instrumentation products for petroleum analysis in the laboratory and process markets.

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

     Acton Research manufactures and markets spectrometers, monochromators and optical components and coatings for various high-end analytical applications.

     Flow Technology manufactures and markets turbine flow meters, calibrators and emissions measurement equipment for aerospace, automotive and industrial markets.

     IDS is a leading manufacturer of leak testing instrumentation primarily for the medical and industrial supplies industry and operates as a division of the Company's Uson unit.

     Petrotech provides system integration of control products and systems for turbines and compressors within the oil & gas, pipeline, process control and power generation markets. Petrotech derives a considerable portion of its revenues from manufacturing advanced turbine and compressor control products.

     Princeton Instruments (now part of Roper Scientific, see Photometrics above) designs, manufactures and markets spectral and digital imaging cameras supplied to a diverse end-user base including the scientific

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollars amounts in thousands, except per share data)

     research market, industrial research markets and various industrial process markets. During 1999, the Company settled its dispute with the seller of Princeton Instruments regarding alleged breeches by the seller of certain re presentations and warranties related to the purchase of Princeton Instruments. Pursuant to the settlement, approximately 45,000 shares of the Company's common stock, valued at $1,667, were returned to the Company. The excess of the settlement above the amount previously estimated by the Company was not material.

     Using applicable rules, the following unaudited pro forma summary presents the Company's consolidated results of operations as if the acquisitions during fiscal 1999 and 1998 had occurred at the beginning of fiscal 1998. However, actual results may have been different had the acquisitions occurred at an earlier date and this pro forma information provides no assurance as to future results.

                                     Years ended October 31,
                                     -----------------------
                                        1999         1998
                                     -----------  ----------
          Net sales                     $430,863    $445,403
          Net earnings                  $ 46,914    $ 40,850
                                        ========    ========
          Net earnings per share:
           Basic                        $   1.55    $   1.32
                                        ========    ========
           Diluted                      $   1.51    $   1.29
                                        ========    ========

(3) Supplemental Cash Flow Information
    ----------------------------------

          A summary of annual supplemental cash flow information for the years ended October 31 is as follows:

                                                       1999      1998      1997
                                                     --------  --------  ---------
      Cash paid during the year for:
       Interest                                      $ 7,471   $ 6,869   $  7,409
                                                     =======   =======   ========
       Income taxes, net of refunds received         $20,826   $19,906   $ 20,207
                                                     =======   =======   ========

      Noncash investing activities:
       Net assets of businesses acquired:
         Fair value of assets, including goodwill    $42,770   $69,755   $ 81,431
         Liabilities assumed                          (6,427)   (5,143)   (17,408)
         Common shares issued                              -    (1,936)    (8,712)
                                                     -------   -------   --------
          Cash paid, net of cash acquired            $36,343   $62,676   $ 55,311
                                                     =======   =======   ========

(4)   Inventories
      -----------

      The components of inventories at October 31 are as follows:

                                       1999      1998
                                     --------  --------
       Raw materials and supplies    $27,811   $27,462
       Work in process                14,556    10,700

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       October 31, 1999, 1998 and 1997
             (Dollars amounts in thousands, except per share data)


       Finished products              15,724    14,885
       Less LIFO reserve              (1,690)   (1,603)
                                     -------   -------

                                     $56,401   $51,444
                                     =======   =======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)

(5)    Property and Equipment
       ----------------------

       The components of property and equipment at October 31 were as follows:

                                                           1999       1998
                                                         --------   --------
       Land                                              $  1,524   $  1,348
       Buildings                                           20,604     14,682
       Machinery, tooling and other equipment              58,712     53,579
                                                         --------   --------
                                                           80,840     69,609
       Less accumulated depreciation and amortization     (46,043)   (37,704)
                                                         --------   --------
                                                         $ 34,797   $ 31,905
                                                         ========   ========


(6)    Accrued Liabilities
       -------------------

       Accrued liabilities at October 31 were as follows:

                                                           1999       1998
                                                         --------   --------
       Wages and other compensation                      $ 14,478   $ 13,271
       Commissions                                          4,317      4,489
       Other                                               12,649     12,155
                                                         --------   --------
                                                         $ 31,444   $ 29,915
                                                         ========   ========

(7)    Income Taxes
       ------------

       Earnings before income taxes for the years ended October 31 consist of the following components:

                                                                                     1999        1998          1997
                                                                                   -------      -------      -------

       Domestic                                                                    $59,972      $48,065      $47,704
       Foreign                                                                      12,312       11,551        7,396
                                                                                   -------      -------      -------
                                                                                   $72,284      $59,616      $55,100
                                                                                   =======      =======      =======

Components of income tax expense for the years ended October 31 are as follows:

                                                                                     1999         1998         1997
                                                                                   -------      -------      -------
       Current:
        Federal                                                                    $16,317      $17,188      $15,414
        State                                                                        1,102          353          993
        Foreign                                                                      5,449        3,941        2,574
       Deferred expense (benefit)                                                    2,070       (1,182)        (231)
                                                                                   -------      -------      -------
                                                                                   $24,938      $20,300      $18,750
                                                                                   =======      =======      =======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)

       A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended October 31 were as follows:

                                                                                        1999     1998     1997
                                                                                       ------   ------   ------

       Federal statutory rate                                                            35.0%    35.0%   35.0%
       Exempt Income of Foreign Sales Corporation                                        (3.7)    (3.5)   (4.0)
       Goodwill amortization                                                              2.3      2.2     1.5
       Other, net                                                                         0.9      0.4     1.5
                                                                                       ------   ------   -----
                                                                                         34.5%    34.1%   34.0%
                                                                                       ======   ======   =====

       Components of the deferred tax assets and liabilities at October 31 are as follows:

                                                                                       1999          1998
                                                                                      ------        ------
       Deferred tax assets:
         Reserves and accrued expenses                                                $3,455        $4,511
         Amortizable intangible assets                                                   811         2,193
         Postretirement medical benefits                                                 584           540
         Research and development                                                        250             -
         Inventories                                                                     880           422
                                                                                      ------        ------
            Total deferred tax assets                                                  5,980         7,666
                                                                                      ------        ------
       Deferred tax liabilities:
         Plant and equipment                                                             760           629
         Former IC-DISC recapture                                                        872         1,019
                                                                                      ------        ------
           Total deferred tax liabilities                                              1,632         1,648
                                                                                      ------        ------
           Net deferred tax asset                                                     $4,348        $6,018
                                                                                      ======        ======

       The Company has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

(8)    Long-Term Debt
       --------------

       Long-term debt at October 31 consists of the following:

                                                                                           1999       1998
                                                                                         --------   --------
       U.S. revolving credit facility                                                    $109,000   $119,000
       German revolving credit facility                                                    15,866          -
       Other                                                                                5,650      7,056
                                                                                         --------   --------
                                                                                          130,516    126,056
       Less current portion                                                                20,857      5,749
                                                                                         --------   --------
                                                                                         $109,659   $120,307
                                                                                         ========   ========


                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


     Future maturities of long-term debt during each of the next five years ending October 31 and thereafter are as follows:

               2000                                                   $ 20,857
               2001                                                        127
               2002                                                    109,209
               2003                                                        110
               2004                                                        110
               Thereafter                                                  103
                                                                      --------
                                                                      $130,516
                                                                      ========

     On May 15, 1997, the Company secured a new $200,000 U.S. revolving credit facility by the amendment and restatement of its principal credit agreement that theretofore had provided for a $100,000 facility. Financing under the new agreement continues to be provided by a syndication of financial institutions whose agent is Bank of America (following a merger between Bank of America and NationsBank). The agreement requires annual commitment fees ranging from 0.15% to 0.30% on the unused portion of the total credit commitment, payable quarterly.

     Borrowings under the U.S. revolving credit facility accrue interest at the Company's option at either a function of the prime rate or LIBOR and are secured only by a pledge of varying percentages of the capital stock of the Company's subsidiaries to the lenders. The interest rate is also influenced by certain financial ratios of the Company. There is a $10,000 sublimit for letters of credit under this agreement. The weighted average interest rate on the outstanding borrowings under this facility was 5.9% at October 31, 1999 and 5.9% at October 31, 1998.

     At October 31, 1999, the Company had $88,055 in unused availability under the U.S. revolving credit facility. In early November, the Company borrowed $49,000 to fund its acquisition of MASD. The acquisition of Redlake Imaging was financed with cash on hand at October 31, 1999.

     The U.S. revolving credit facility generally provides for, among other things, restrictions on certain future acquisitions and cash payments to stockholders and for the Company to maintain certain minimum consolidated tangible net worth and other financial ratios. Restricted payments to stockholders include dividends and are limited to 50% of fiscal year net earnings as defined in the agreement. The U.S. revolving credit facility is effective through May 31, 2002.

     In June 1999, the Company entered into a one year agreement with a German bank to provide the Company with a $16,000 revolving credit facility. Subsequent to the year-end, the revolving credit facility was increased to $30,000. Outstanding borrowings under this facility may be denominated in various currencies and such borrowings at October 31, 1999 were subject to at a weighted average interest rate of 3.5%.


(9)  Retirement and Other Benefit Plans
     ----------------------------------

     The Company maintains two defined contribution retirement plans, under the provisions of Section 401 of the Internal Revenue Code, covering substantially all domestic employees not subject to collective bargaining

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


     agreements. The Company partially matches employee contributions. Its costs related to these two plans were $3,269, $3,293 and $2,530 in fiscal 1999, 1998 and 1997, respectively.

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

     Pursuant to the fiscal 1999 Petroleum Analyzer acquisitions, the Company agreed to assume a defined benefit pension plan covering certain U.S. employees subject to a collective bargaining agreement. Upon obtaining necessary regulatory approvals, the Company intends to terminate this plan. Total plan assets at October 31, 1999 were not material and the anticipated costs associated with terminating this plan are not expected to be material to the Company's financial statements.

     In November 1999, the Company's Board of Directors (the "Board") approved an employee stock purchase plan covering eligible employees whereby they may designate up to 10% of eligible earnings to purchase the Company's common stock at a 10% discount to the average closing price of the Company's common stock at the beginning and end of a quarterly period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares to be authorized by the Board on a periodic basis.

(10) Common Stock Transactions
     -------------------------

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

     The Company's Board adopted a Shareholder Rights Plan whereby one Preferred Stock Purchase Right (a "Right") accompanies each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board's consent. Each Right may be exercised to acquire one one-thousandth of a newly issued share of the Company's Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase the Company's common stock having a market value at such time of twice the Right's exercise price. The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights expire on January 8, 2006.

     The Company periodically enters into agreements with the management of newly-acquired companies for the issuance of Company common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive. Under these agreements, 10,000 shares were issued during fiscal 1997 and 20,000 shares are reserved for future issue.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


(11) Stock Options
     -------------

     The Company has a stock option plan (the "Plan"), as amended, which authorizes the issuance of up to 3,500,000 shares of common stock to certain directors, key employees, and consultants of the Company and its subsidiaries as incentive and/or nonqualified options. Options under the Plan may be granted through December 17, 2001 at prices not less than 100% of market value of the underlying stock at the date of grant. These options vest annually and ratably over a five-year period from the date of the grant. Options expire ten years from the date of grant. Payment of the option price may be made in cash, extension of loans by the Company, or by tendering shares of the Company's common stock having a fair market value equal to the aggregate option price.

     The Company also has a stock option plan for non-employee directors (the "Non-employee Director Plan"). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of the Company's common stock and thereafter options to purchase an additional 4,000 shares per annum under terms and conditions similar to the Plan, except that following their grant, all options will become fully vested at the time of the Annual Meeting of Shareholders in the next fiscal year and will be exercisable ratably over five years from the date of grant.


     A summary of stock option transactions under these plans is shown below:

                                    Outstanding options    Exercisable options
                                    -------------------    -------------------
                                                Average                Average
                                               exercise               exercise
                                    000's        price      000's       price
                                    -----      --------    ------     --------
              October 31, 1996      2,178       $ 13.51       677      $ 10.43

               Granted                205         22.18
               Exercised             (171)        10.29
               Canceled               (80)        16.06
                                    -----

              October 31, 1997      2,132         14.51       995        11.58

               Granted                389         27.59
               Exercised             (316)        10.73
               Canceled              (118)        19.48
                                    -----

              October 31, 1998      2,087         17.24     1,109        13.08

               Granted                350         18.71
               Exercised             (251)        13.66
               Canceled               (69)        22.22
                                    -----

              October 31, 1999      2,117       $ 17.67     1,226      $ 14.67
                                    =====       =======     =====      =======

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


     Options outstanding and exercisable at October 31, 1999 are summarized below.

                                           Outstanding options           Exercisable options
                                     -------------------------------     -------------------
                                              Average       Average                  Average
                                             exercise      remaining                exercise
          Exercise price             000's     price          life       000's        price
          --------------             -----   --------      ---------     -----      --------
          $ 3.75 - 10.00               299    $  6.31      3.1 years       299       $  6.31
           10.01 - 15.00               257      11.98      5.0 years       223         12.00
           15.01 - 20.00               900      17.37      6.3 years       508         16.97
           20.01 - 25.00               319      22.94      7.2 years       131         22.98
           25.01 - 30.00               307      27.22      8.1 years        59         27.24
           30.01 - 35.84                35      32.90      8.7 years         6         32.16
                                     -----    -------      ---------     -----       -------

          $ 3.75 - 35.84             2,117    $ 17.67      6.1 years     1,226       $ 14.67
                                     =====    =======      =========     =====       =======

     For pro forma disclosure purposes, the weighted-average grant-date fair value of options granted during the years ended October 31, 1999, 1998 and 1997 was $8.95 per share, $11.73 per share and $8.66 per share, respectively. All options granted during each of the years ended October 31, 1999, 1998 and 1997 were at exercise prices equal to the market price of the Company's common stock when granted.

                                                      1999    1998      1997
                                                    -------  -------  -------
            Risk-free interest rate (%)                5.75     6.25     6.25
            Average expected option life (years)       7.00     7.00     7.00
            Expected volatility (%)                   35-41    28-36    24-26
            Expected dividend yield (%)                0.75     0.75     0.75

     Had the Company recognized compensation expense for the fair value of options granted during fiscal 1999, 1998 and 1997 in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been as presented below.

                                                      1999    1998      1997
                                                    -------  -------  -------
            Net earnings, as reported               $47,346  $39,316  $36,350
            Net earnings, pro forma                  44,177   36,094   35,110
            Net earnings per share, as reported:
             Basic                                     1.56     1.27     1.19
             Diluted                                   1.53     1.24     1.16
            Net earnings per share, pro forma:
             Basic                                     1.46     1.16     1.15
             Diluted                                   1.43     1.14     1.12

     The disclosed pro forma effects on earnings do not include the effects of options granted prior to fiscal 1996 since the provisions of SFAS 123 are not applicable to options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 1999, 1998 and 1997 may not be representative of the pro forma effects in

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


     future years. Based on the historical vesting schedule of the Company's option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company's Board and cannot be assured.

(12) Contingencies
     -------------

     The Company, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability. The Company is vigorously contesting all product liability lawsuits which, in general, are based upon claims of the kind which have been customary over the past several years. Based upon the Company's past experience with resolution of its product liability claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position or results of operations of the Company. Included in other noncurrent assets at October 31, 1999 are estimated insurable settlements receivable from insurance companies of $195.

     Over the past five years, one of the Company's subsidiaries, Compressor Controls, has made significant sales to large natural gas distribution companies and compressor manufacturers in the countries of the former Soviet Union. Certain of this business was on an open account basis. During the fourth quarter of fiscal 1998, economic uncertainties in Russia and the region deteriorated and a severe devaluation of the region's currencies occurred. This created additional doubt concerning the collectibility of certain accounts receivable from customers in this region. In response to these events, the Company provided $3,800 to fully reserve all of these receivables except those from RAO Gazprom. The Company believes that RAO Gazprom receivables will be fully collected as most of these receivables are secured by U.S. dollar letters of credit drawn on a European bank. Accounts receivable at October 31, 1999 included amounts due from such customers, primarily RAO Gazprom, of $8,383.

(13) Segment and Geographic Area Information
     ---------------------------------------

     The Company's operations are grouped into three business segments based on similarities between the Company's products and services: industrial controls ("IC"), fluid handling ("FH") and analytical instrumentation ("AI"). The industrial controls segment's products include thermostatic valves, pneumatic panel components, pressure and temperature sensors, microprocessor-based turbomachinery control systems and associated engineering services, and vibration monitoring instruments. Products included within the fluid handling segment are rotary gear, progressing cavity, positive displacement, centrifugal and piston-type metering pumps, turbine flow meters, calibrators, emissions measuring equipment and precision chemical dispensing products. The analytical instrumentation segment's products include petroleum product analysis/test equipment, microprocessor-based leak testers, CCD cameras and detectors and analytical products used in the operation of transmission and scanning electron microscopes.

     There have been no material transactions between the Company's business segments during any of the three years ended October 31, 1999. Sales between geographic areas are primarily of finished products and are accounted for at cost plus a profit margin. Operating profit by business segment and by geographic area is

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


     defined as sales less operating costs and expenses. Items below operating profit on the Company's consolidated statement of earnings are not allocated to the Company's business segments.

     Identifiable assets are those assets used exclusively in the operations of each business segment or geographic area, or which are allocated when used jointly. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets and property and equipment.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


  Selected financial information by business segment for the years ended October 31 follows:

                                           IC         FH        AI       Corporate      Total
                                       ---------   --------  ---------   ---------    ---------
  1999
  ----

  Net sales                            $ 160,090   $ 98,298  $ 148,868   $       -    $ 407,256
  Operating profit                        29,973     27,386     27,713      (7,117)      77,955
  Total assets:
    Operating assets                      55,704     37,245     88,405           -      181,354
    Intangible assets, net                44,314     41,055    129,612          39      215,020
    Other                                  3,411     (1,981)     6,408      15,951       23,789
                                                                                      ---------
      Total                                                                             420,163
  Capital expenditures                     1,935      1,702      1,425          86        5,148
  Depreciation and amortization            4,398      3,474      7,795         299       15,966

  1998
  ----

  Net sales                            $ 177,258   $ 99,471  $ 112,441   $       -    $ 389,170
  Operating profit                        31,458     24,125     16,417      (5,908)      66,092
  Total assets:
    Operating assets                      65,127     35,843     61,036           -      162,006
    Intangible assets, net                46,312     42,648    108,005         214      197,179
    Other                                  5,015     (2,004)     7,533      11,804       22,348
                                                                                      ---------
      Total                                                                             381,533
  Capital expenditures                     2,139      1,706      1,475         182        5,502
  Depreciation and amortization            4,331      3,440      6,195         468       14,434

  1997
  ----

  Net sales                            $ 123,129   $ 94,175  $  80,932   $       -    $ 298,236
  Operating profit                        22,402     25,853     18,292      (5,677)      60,870
  Total assets:
    Operating assets                      76,067     34,355     57,511           -      167,933
    Intangible assets, net                42,836     36,226     74,719         474      154,255
    Other                                   (517)    (1,464)     2,740       6,373        7,132
                                                                                      ---------
      Total                                                                             329,320
  Capital expenditures                     1,817      1,693      1,347         127        4,984
  Depreciation and amortization            3,712      2,844      4,347         497       11,400

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                   Noes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


   Summarized data for the Company's U.S. and foreign operations (principally in Europe and Japan) for the years ended October 31 are as follows:

                                                                Corporate
                                                               adjustments
                                      United                    and elimi-
                                      States       Foreign       nations        Total
                                     --------      -------     -----------    ---------
  1999
  ----

  Sales to unaffiliated customers    $345,376      $61,880      $        -    $ 407,256
  Sales between geographic areas       20,282        4,760         (25,042)           -
                                     --------      -------      ----------    ---------
  Net sales                          $365,658      $66,640      $  (25,042)   $ 407,256
                                     ========      =======      ==========    =========

  Long-lived assets                  $229,898      $27,795      $      651    $ 258,344
                                     ========      =======      ==========    =========

  1998
  ----

  Sales to unaffiliated customers    $336,985      $52,185      $        -    $ 389,170
  Sales between geographic areas       12,385        5,077         (17,462)           -
                                     --------      -------      ----------    ---------
  Net sales                          $349,370      $57,262      $  (17,462)   $ 389,170
                                     ========      =======      ==========    =========

  Long-lived assets                  $230,769      $ 7,178      $    3,734    $ 241,681
                                     ========      =======      ==========    =========

  1997
  ----

  Sales to unaffiliated customers    $259,583      $38,653      $        -    $ 298,236
  Sales between geographic areas        7,326        3,795         (11,121)           -
                                     --------      -------      ----------    ---------
  Net sales                          $266,909      $42,448      $  (11,121)   $ 298,236
                                     ========      =======      ==========    =========
  Lon-lived assets                   $181,480      $10,691      $    5,259    $ 197,430
                                     ========      =======      ==========    =========

  Export sales from the United States during the years ended October 31, 1999, 1998 and 1997 were $163,000, $160,000 and $111,000, respectively. In the year ended October 31, 1999 these exports were shipped primarily to Europe (25%), Russia (23%), Asia and the Far East (19%) and Latin America (15%).

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)

     Sales to customers outside the United States accounted for a significant portion of the Company's revenues. Sales are attributed to geographic areas based upon the location to which the product is shipped. Foreign countries that accounted for at least 10% of consolidated net sales in any of the past three years have been individually identified in the following table. Other countries have been grouped by region.

                              IC       FH       AI      Total
                           --------  -------  -------  --------
     1999
     ----

     Europe                $ 26,219  $ 5,009  $39,586  $ 70,814
     Asia and Far East        9,342    3,280   29,743    42,365
     Russia                  36,715       16      232    36,963
     Latin America           16,959    2,875    4,974    24,808
     Other                   20,113    7,461    4,178    31,752
                           --------  -------  -------  --------
       Total               $109,348  $18,641  $78,713  $206,702
                           ========  =======  =======  ========

     1998
     ----

     Europe                $ 28,159  $ 4,720  $28,370  $ 61,249
     Asia and Far East       13,230    6,362   21,951    41,543
     Russia                  43,811        -      372    44,183
     Latin America           15,021    1,827    2,668    19,516
     Other                   20,893    4,707    3,997    29,597
                           --------  -------  -------  --------
       Total               $121,114  $17,616  $57,358  $196,088
                           ========  =======  =======  ========

     1997
     ----

     Europe                $ 22,125  $ 3,439  $18,741  $ 44,305
     Asia and Far East        9,337    5,762   17,412    32,511
     Russia                  15,805        4      734    16,543
     Latin America            7,410    1,264    2,409    11,083
     Other                   22,754    6,398    4,516    33,668
                           --------  -------  -------  --------
       Total               $ 77,431  $16,867  $43,812  $138,110
                           ========  =======  =======  ========

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                        October 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share data)


(14) Quarterly Financial Data (Unaudited)
     ------------------------------------

                                                    Fiscal 1999 quarters
                                        ----------------------------------------------
                                         First        Second        Third     Fourth
                                        -------      --------      --------  ---------
     Net sales                          $89,078      $100,452      $104,095   $113,631
     Gross profit                        43,644        52,887        54,258     59,714
     Earnings from operations            13,496        20,143        21,184     23,132
     Net earnings                         7,840        12,039        12,796     14,671
     Earnings per common share:
      Basic                             $  0.26      $   0.40      $   0.42   $   0.48
                                        =======      ========      ========   ========
      Diluted                           $  0.26      $   0.39      $   0.41   $   0.47
                                        =======      ========      ========   ========


                                                    Fiscal 1998 quarters
                                        -------------------------------------------------
                                        First         Second         Third        Fourth
                                        -------      --------      --------      --------
     Net sales                          $90,099      $ 95,995      $ 97,412      $105,664
     Gross profit                        45,467        48,415        48,299        48,772
     Earnings from operations            17,741        17,670        18,002        12,679
     Net earnings                        10,720        10,634        10,560         7,402
     Earnings per common share:
      Basic                             $  0.35      $   0.34      $   0.34      $   0.24
                                        =======      ========      ========      ========
      Diluted                           $  0.34      $   0.33      $   0.33      $   0.24
                                        =======      ========      ========      ========

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES

          Schedule II - Consolidated Valuation and Qualifying Accounts
              for the Years ended October 31, 1999, 1998 and 1997
                                 (In thousands)

                                                   Additions
                                       Balance at  charged to                      Balance at
                                       beginning   costs and                          end
                                        of year     expenses   Deductions   Other   of year
                                       ----------  ----------  -----------  -----  ----------
   Allowance for doubtful accounts:

     Year ended October 31, 1999           $6,915      $1,618     $(5,072)   $299      $3,760
     Year ended October 31, 1998            1,866       4,643        (173)    579       6,915
     Year ended October 31, 1997              992       1,053        (714)    535       1,866

   Reserve for inventory obsolescence:

     Year ended October 31, 1999            4,081       2,257      (1,519)  1,950       6,769
     Year ended October 31, 1998            2,053       1,558        (911)  1,381       4,081
     Year ended October 31, 1997            1,310       1,037        (516)    222       2,053

     Deductions from the allowance for doubtful accounts represented the net write-off of uncollectible accounts receivable. Deductions from the inventory obsolescence reserve represented the disposal of obsolete items.

     Other included the allowance for doubtful accounts and reserve for inventory obsolescence of acquired businesses at the dates of acquisition and the effects of foreign currency translation adjustments for those companies whose functional currency was not the U.S. dollar.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Roper engaged Arthur Andersen LLP to serve as its independent public accountants on May 13, 1999. Prior to that date, KPMG LLP had served as Roper's independent public accountants. The decision to change public accountants was recommended by the Audit Committee and approved by the Board of Directors.

In connection with the audits of Roper's two fiscal years ended October 31, 1998, and with respect to the subsequent period through May 13, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

KPMG LLP's reports on Roper's consolidated financial statements as of and for the two fiscal year periods ended October 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Proposal 1: Election of Three (3) Directors" and "-- Executive Officers", and "VOTING SECURITIES -- Compliance with Section 16 (a) of the Securities and Exchange Act of 1934" in Roper's definitive Proxy Statement which relates to the 2000 Annual Meeting of Shareholders of Roper to be held on March 17, 2000 (the "Proxy Statement"), to be filed within 120 days after the close of Roper's 1999 fiscal year, which information is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Meetings of the Board and Board Committees; Compensation of Directors", "-- Related Transactions", "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions", and "--Executive Compensation" contained in the Proxy Statement, which information is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information included under the captions "VOTING SECURITIES" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The Consolidated Financial Statements listed in Item 8 of Part II are filed as a part of this Annual Report.

     (a)(2) The following consolidated financial statement schedule on page S-1 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

        II. Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 1999, 1998 and 1997.

   (b). Reports on Form 8-K
        -------------------

        Roper did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1999.

   (c). Exhibits
        --------

        The following exhibits are separately filed with this Annual Report.


Exhibit No.                      Description of Exhibit
-----------                      ----------------------

  2.1          Stock Purchase Agreement (Varlen Instruments, Inc.)

  2.2          Stock Purchase Agreement (Walter Herzog GmbH)

  2.3          Agreement to Purchase Partnership Interest (Herzog-Varlen
               Instruments)

  2.4          Asset Purchase Agreement (Kodak MASD Division)

  2.5          Agreement and Plan of Merger (Redlake Imaging Corporation)

  3.1/(a)/ Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

  3.2/(b)/     Amended and Restated By-Laws

  4.01/(c)/    Rights Agreement between Roper Industries, Inc. and SunTrust
               Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate
               (Exhibit B) and Summary of Rights (Exhibit C)

  4.02/(b)/    Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper Industries, Inc. and NationsBank, N.A. (South) and the lender parties thereto

  4.03/(d)/    Amendment Agreement No. 1 to Amended and Restated Credit
               Agreement

  4.04/(d)/    Amendment Agreement No. 2 to Amended and Restated Credit
               Agreement

  4.05/(e)/    Amendment Agreement No. 3 to Amended and Restated Credit
               Agreement

  10.01/(a)/   1991 Stock Option Plan, as amended

  10.02/(e)/   Non-employee Director Stock Option Plan, as amended

  10.03/(f)/   Form of Amended and Restated Indemnification Agreement

  10.04/(a)/   Consulting Agreement (G.L. Ohrstrom & Co., Inc.)

  10.06/(g)/   Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement

  21           List of Subsidiaries

  23.1         Consent of Independent Auditors - Arthur Andersen LLP

  23.2         Consent of Independent Auditors - KPMG LLP

  27           Financial Data Schedule

__________________________

  (a) Incorporated herein by reference to Exhibits 3.1, 10.2 and 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed
          January 21, 1998.
  (b) Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
  (c) Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
  (d) Incorporated herein by reference to Exhibits 4.03 and 4.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed
          August 21, 1998.
  (e) Incorporated herein by reference to Exhibits 4.05 and 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed
          January 20, 1999.
  (f) Incorporated herein by reference to Exhibit 10.04 of the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.
  (g) Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 11, 1999.

  +       Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

                             ROPER INDUSTRIES, INC.
                                  (Registrant)

By /S/ DERRICK N. KEY                                         January 26, 2000
  ------------------------------------------
        Derrick N. Key
        Chairman of the Board, President
           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/s/ DERRICK N. KEY                Chairman of the Board, President  January 26, 2000
--------------------------------
Derrick N. Key                    and Chief Executive Officer

/s/ MARTIN S. HEADLEY             Vice President and                January 26, 2000
--------------------------------
Martin S. Headley                 Chief Financial Officer

/s/ KEVIN G. McHUGH               Controller                        January 26, 2000
--------------------------------
Kevin G. McHugh

/s/ W. LAWRENCE BANKS             Director                          January 26, 2000
--------------------------------
W. Lawrence Banks

/s/ LUITPOLD VON BRAUN            Director                          January 26, 2000
--------------------------------
Luitpold von Braun

/s/ DONALD G. CALDER              Director                          January 26, 2000
--------------------------------
Donald G. Calder

/s/ JOHN F. FORT III              Director                          January 26, 2000
--------------------------------
John F. Fort III

/s/ WILBUR J. PREZZANO            Director                          January 26, 2000
--------------------------------
Wilbur J. Prezzano

/s/ GEORG GRAF SCHALL-RIAUCOUR    Director                          January 26, 2000
--------------------------------
Georg Graf Schall-Riaucour

/s/ ERIBERTO R. SCOCIMARA         Director                          January 26, 2000
--------------------------------
Eriberto R. Scocimara

/s/ CHRISTOPHER WRIGHT            Director                          January 26, 2000
--------------------------------
Christopher Wright

EXHIBIT INDEX
-------------

Number                         Exhibit
------                         -------

/a/2.1         Stock Purchase Agreement (Varlen Instruments, Inc.)

/b/2.2         Stock Purchase Agreement (Walter Herzog GmbH)

/c/2.3         Agreement to Purchase Partnership Interest (Herzog-Varlen
               Instruments)

/d/2.4         Asset Purchase Agreement (Kodak MASD Division)

/e/2.5         Agreement and Plan of Merger (Redlake Imaging Corporation)

3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998

3.2            Amended and Restated By-Law incorporated herein by reference to
               Exhibit 3 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

4.01 Rights Agreement between Roper Industries, Inc. and Sun Trust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporation by reference to
               Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996

4.02 Third Amended and Restated Credit Agreement dated May 15, 1997 by and between Roper industries, Inc. and Nationsbank, N.A. (South and the lender parties thereto, incorporated herein by reference to Exhibit 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997

4.03 Amendment Agreement No. 1 to the Amended and Restated Credit Agreement incorporated herein by reference to Exhibit 4.03 to Roper Industries, Inc.'s Quarterly Report on Form 10-Q filed August 21, 1998

4.04 Amendment Agreement No.2 to the Amended and Restated Credit Agreement incorporated herein by reference to Exhibit 4.04 to Roper Industries, Inc.'s Quarterly Report on Form 10-Q filed August 21, 1998

4.05 Amendment Agreement No.3 to the Amended and Restated Credit Agreement incorporated herein by reference to Exhibit 4.05 to Roper Industries, Inc.'s Annual Report on Form 10-K filed January 20, 1999

10.01 1991 Stock Option Plan, as amended incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998

10.02 Non-employee Director Stock Option Plan, as amended incorporated herein by reference to Exhibit 10.03 to the Roper industries, Inc. Annual Report on Form 10-K filed January 20, 1999

10.03 Form of Amended and Restated Indemnification Agreement incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999

10.04 Consulting Agreement (G.L. Ohrstrom & Co., Inc.) incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998

10.06 Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement incorporated herein by reference to Exhibit 10.04 of the Roper Industries, Inc. Quarter Report on Form 10-Q filed June 11, 1999

21             List of Subsidiaries

23.1           Consent of Independent Auditors - Arthur Anderson LLP

23.2           Consent of Independent Auditors - KPMG LLP

27             Financial Data Schedule

_____________________
/a/ The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

     Disclosure Schedule:

     2.1(a)         Organization and Standing
     2.1(b)         Consents, Authorization and Binding Effect
     2.1(d)         Capitalization of the Company

     2.1(e)         Subsidiaries
     2.1(f)         Minute Books and Stock Records
     2.1(g)         Financial Statements
     2.1(h)         Absence of Certain Changes
     2.1(i)         Title and Condition of Assets
     2.1(j)         Litigation; Compliance with Laws
     2.1(k)         Company Contacts
     2.1(l)         Pension and Other Employee Plans and Agreements
     2.1(m)(iii)    Tax Matters
     2.1(p)         Inventories
     2.1(q)         Intangible Assets
     2.1(s)         Employees
     2.1(t)         Real Estate


/b/ The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

     Disclosure Schedule:

     2.1(a)         Organization and Standing
     2.1(b)         Consents, Authorization and Binding Effect
     2.1(d)         Capitalization of the Company
     2.1(f)         Financial Statements
     2.1(g)         Absence of Certain Changes
     2.1(i)         Title and Condition of Assets
     2.1(j)         Company Contacts
     2.1(k)         Pension and Other Employee Plans and Agreements
     2.1(l)         Tax Matters
     2.1(n)         Receivables
     2.1(o)         Inventories
     2.1(p)         Intangible Assets
     2.1(s)         Real Estate

/c/ The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

     Disclosure Schedule:

     2.1(a)    Organization and Standing
     2.1(d)    Capitalization of the Company
     2.1(f)    Minute Books and Stock Records
     2.1(g)    Financial Statements
     2.1(h)    Absence of Certain Changes
     2.1(i)    Title and Condition of Assets
     2.1(k)    Company Contacts
     2.1(s)    Real Estate


/d/ The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

     Exhibits:

     A-1 Agreement - Patent and Intellectual Property Licenses to Buyer and Buyer's Covenant Not to Asset Buyer's Patient Rights

        A-2    Seller License Agreement for Seller-Licensed Software
        B      Agreement - Patent and Intellectual Property Licenses to Buyer
               and Buyer's Covenant Not to Asset Buyer's Patient Rights
        C      Image Sensor Supply Agreement between East Kodak Company and
               Roper Industries, Inc.
        D      Transition Distribution Agreement
        E      Summary of Terms of Master License Agreement
        F      Development Agreement Term Sheet

        Schedules:

        1.1(a)           Required Approvals
        1.2(e)           Persons with Knowledge
        2.1(e)           Assumed Leases and Assumed Contracts
        2.1(f)(i)        Transferred Patents
        2.1(f)(ii)       Transferred Trademarks
        2.1(f)(iii)      Transferred Product Development Projects
        2.1(f)(iv)       Transferred Software and firmware
        2.1(f)(vi)       Transferred Licenses
        2.1(l)           Certain Transferred Assets
        2.2(o)           Certain Excluded Assets
        2.3(a)(i)        Seller-Licensed Intellectual Property:  Patents
        2.3(a)(ii)       Seller-Licensed Intellectual Property:  Software
        2.8              Closing Balance Sheet
        3.3              Consents Other Than Required Approvals
        3.6(b)           September Balance Sheet
        3.6(c)           Financial Statement
        3.6(d)           Certain Liabilities
        3.9(a)           Litigation and Claims
        3.9(b)           Orders and Judgements
        3.10(b)          Intellectual Property:  Infringement
        3.11(a)          Employee Benefits:  U.S. Plans
        3.11(b)          Employee Benefits:  Litigation
        3.12             Environmental Matters
        3.13(a)          Labor Matters
        3.16             Subsequent Changes
        3.19             Year 2000 Compliance Plan
        5.6(f)           Licensed Trademarks
        6.1              Employees
        6.2              Roper Scientific Benefits for MASD Employees

/c/ The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

        Exhibits:

        Exhibit A        Escrow Agreement
        Exhibit B        Lease Consent
        Exhibit C        Financial Statements
        Exhibit D        Third Party Consents
        Exhibit E        Noncompetition Agreements
        Exhibit F        Employment Agreements
        Exhibit G        RPI Opinion
        Exhibit H        PGFM Opinion

        Exhibit I        Stockholder Notice Addresses

        Schedules:

        3(a)      Organization of the Company
        3(b)      Noncontravention
        3(d)      Brokers Fees
        3(e)      Title to Assets
        3(f)      The Company Shares
        3(h)      Events Subsequent to September 30, 1999
        3(k)      Tax Matters
        3(l)      Real Property
        3(m)      Intellectual Property
        3(p)      Contracts
        3(q)      Accounts Receivable aged by Due Date
        3(s)      Insurance