Form 10-Q
period 2000-01-31
ROPER INDUSTRIES INC /DE/
filed 2000-03-08
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              __________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________.

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

                                (706) 369-7170
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ------    ------


The number of shares outstanding of the Registrant's common stock as of February 29, 2000 was 30,420,548.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Statements of Earnings                              1

           Condensed Consolidated Balance Sheets                                      2

           Condensed Consolidated Statements of Cash Flows                            3

           Condensed Consolidated Statements of Changes in Stockholders' Equity       4

           Notes to Condensed Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  10

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                            11

Signatures                                                                           12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands, except per share data)

                                                                         Three months ended
                                                                             January 31,
                                                                        --------------------
                                                                           2000         1999
                                                                        ---------    -------

Net sales                                                                $109,453    $89,078
Cost of sales                                                              52,121     45,434
                                                                        ---------    -------

Gross profit                                                               57,332     43,644

Selling, general and administrative expenses                               40,092     30,148
                                                                        ---------    -------

Operating profit                                                           17,240     13,496

Interest expense                                                            2,578      1,835
Other income                                                                  230        214
                                                                        ---------    -------

Earnings before income taxes                                               14,892     11,875

Income taxes                                                                5,212      4,035
                                                                        ---------    -------

Net earnings                                                             $  9,680    $ 7,840
                                                                        =========    =======

Net earnings per common and common equivalent share:
 Basic                                                                   $   0.32    $  0.26
 Diluted                                                                     0.31       0.26

Weighted average common and common equivalent shares outstanding:
 Basic                                                                     30,327     30,321
 Diluted                                                                   31,217     30,704

Dividends declared per common share                                      $  0.070    $ 0.065

    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                               January 31,   October 31,
                                                  2000          1999
                                               -----------   -----------
                                               (unaudited)
ASSETS:

Cash and cash equivalents                      $     3,198   $    13,490
Accounts receivable, net                            93,191        89,154
Inventories                                         73,795        56,401
Other current assets                                 2,541         2,774
                                               -----------   -----------
 Total current assets                              172,725       161,819

Property, plant and equipment, net                  39,311        34,797
Intangible assets, net                             254,290       215,020
Other assets                                         8,323         8,527
                                               -----------   -----------

 Total assets                                  $   474,649   $   420,163
                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                               $    19,662   $    18,457
Accrued liabilities                                 30,844        31,444
Income taxes payable                                 3,848         1,485
Current portion of long-term debt                   20,871        20,857
                                               -----------   -----------
 Total current liabilities                          75,225        72,243

Long-term debt                                     153,642       109,659
Other liabilities                                    6,350         6,293
                                               -----------   -----------
 Total liabilities                                 235,217       188,195
                                               -----------   -----------

Common stock                                           317           316
Additional paid-in capital                          72,395        71,084
Retained earnings                                  195,464       187,911
Accumulated other comprehensive earnings            (3,573)       (2,172)
Treasury stock                                     (25,171)      (25,171)
                                               -----------   -----------
 Total stockholders' equity                        239,432       231,968
                                               -----------   -----------

 Total liabilities and stockholders' equity    $   474,649   $   420,163
                                               ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                               Three months ended
                                                                   January 31,
                                                               -------------------
                                                                 2000       1999
                                                               --------   --------
Cash flows from operating activities:
 Net earnings                                                  $  9,680   $  7,840
 Depreciation                                                     1,510      1,585
 Amortization                                                     2,977      2,308
 Other, net                                                      (5,336)    (8,471)
                                                               --------   --------

  Net cash provided by operating activities                       8,831      3,262
                                                               --------   --------

Cash flows from investing activities:
 Acquisitions of business, net of cash acquired                 (58,697)         -
 Capital expenditures                                            (4,191)    (1,009)
 Other, net                                                         (40)       (34)
                                                               --------   --------

  Net cash used in investing activities                         (62,928)    (1,043)
                                                               --------   --------

Cash flows from financing activities:
 Debt borrowings                                                 45,767      3,076
 Debt payments                                                     (948)    (9,979)
 Dividends                                                       (2,127)    (1,974)
 Treasury stock purchases                                             -     (1,548)
 Other, net                                                       1,312        403
                                                               --------   --------

  Net cash provided (used) in financing activities               44,004    (10,022)
                                                               --------   --------

Effect of foreign currency exchange rate changes on cash           (199)       (11)
                                                               --------   --------

Net decrease in cash and cash equivalents                       (10,292)    (7,814)

Cash and cash equivalents, beginning of period                   13,490      9,350
                                                               --------   --------

Cash and cash equivalents, end of period                       $  3,198   $  1,536
                                                               ========   ========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) (In thousands)

                                                                      Accumulated
                                              Additional                 other
                                      Common   paid-in    Retained   comprehensive   Treasury                   Comprehensive
                                      stock    capital    earnings      earnings       stock        Total         earnings
                                      ------  ----------  ---------  --------------  ---------  --------------  -------------

Balances at October 31, 1998            $313     $67,145  $148,435         $  (906)  $(17,954)       $197,033   $

Net earnings                               -           -     7,840               -          -           7,840      7,840
Treasury stock purchases                   -           -         -               -     (1,548)         (1,548)         -
Exercise of stock options                  -         403         -               -          -             403          -
Other comprehensive earnings:
  Currency translation adjustments         -           -         -            (449)         -            (449)      (449)
Dividends declared                         -           -    (1,974)              -          -          (1,974)         -
                                      ------  ----------  --------   -------------   --------        --------   --------

Balances at January 31, 1999            $313     $67,548  $154,301         $(1,355)  $(19,502)       $201,305   $  7,391
                                      ======  ==========  ========   =============   ========        ========   ========



Balances at October 31, 1999            $316     $71,084  $187,911         $(2,172)  $(25,171)       $231,968   $

Net earnings                               -           -     9,680               -          -           9,680      9,680
Exercise of stock options                  1       1,311         -               -          -           1,312          -
Other comprehensive earnings:
  Currency translation adjustments         -           -         -          (1,401)         -          (1,401)    (1,401)
Dividends declared                         -           -    (2,127)              -          -          (2,127)         -
                                      ------  ----------  --------   -------------   --------        --------   --------

Balances at January 31, 2000            $317     $72,395  $195,464         $(3,573)  $(25,171)       $239,432   $  8,279
                                      ======  ==========  ========   =============   ========        ========   ========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 2000 and 1999 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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


3.   Supplemental Cash Flow Information

Cash payments for the three months ended January 31, 2000 and 1999 included interest of $1,929,000 and $1,995,000, respectively, and income taxes of $2,809,000 and $1,156,000, respectively.


4.   Concentration of Credit Risk

At January 31, 2000, the Company had $12.5 million of trade receivables due from RAO Gazprom ("Gazprom") compared to $8.4 million at October 31, 1999. Gazprom is a large Russian natural gas company and one of the largest such companies in the world. Most of the Company's receivables from Gazprom at January 31, 2000 were January 2000 shipments secured by letters of credit.


5.   Fair Value of Financial Instruments

At January 31, 2000, the estimated fair value of the Company's interest rate swap agreements was an unrecorded asset of $847,000, compared to $1,150,000 at October 31, 1999. Most of the decrease was due to a decline in LIBOR to 6.1% at January 31, 2000 compared to 6.2% at October 31, 1999.

6.   Inventories

Inventories are summarized below (in thousands):

                              January 31,   October 31,
                                 2000          1999
                              -----------   -----------
Raw materials and supplies        $34,076       $27,811
Work in process                    20,811        14,556
Finished products                  20,588        15,724
LIFO reserve                       (1,680)       (1,690)
                                  -------       -------
                                  $73,795       $56,401
                                  =======       =======

7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                  Three months ended
                                      January 31,       Percent
                                  -------------------
                                      2000       1999    change
                                  --------    -------    -------
Net sales:
 Analytical Instrumentation       $ 50,404    $27,239       85.0%
 Fluid Handling                     23,534     19,419       21.2
 Industrial Controls                35,515     42,420      (16.3)
                                  --------    -------    -------

  Total                           $109,453    $89,078       22.9%
                                  ========    =======    =======

Gross profit:
 Analytical Instrumentation       $ 27,789    $14,713       88.9%
 Fluid Handling                     11,737      8,784       33.6
 Industrial Controls                17,806     20,147      (11.6)
                                  --------    -------    -------

  Total                           $ 57,332    $43,644       31.4%
                                  ========    =======    =======

Operating profit*:
 Analytical Instrumentation       $  7,610    $ 2,796      172.2%
 Fluid Handling                      6,297      4,356       44.6
 Industrial Controls                 5,139      7,660      (32.9)
                                  --------    -------    -------

  Total                           $ 19,046    $14,812       28.6%
                                  ========    =======    =======

* Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $1,806 and $1,316 for the three months ended January 31, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 as filed with the Securities and Exchange Commission and Note 7 to the Company's condensed consolidated financial statements included elsewhere in this report.


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                             Three months ended
                                                January 31,
                                             -------------------
                                               2000       1999
                                             -------    --------
Gross profit:
  Analytical Instrumentation                   55.1%      54.0%
  Fluid Handling                               49.9       45.2
  Industrial Controls                          50.1       47.5
                                             ------     ------
                                               52.4%      49.0%
                                             ======     ======
Operating profit:
  Analytical Instrumentation                   15.1%      10.3%
  Fluid Handling                               26.8       22.4
  Industrial Controls                          14.5       18.1
  Unallocated corporate expenses               (1.7)      (1.5)
                                             ------     ------
                                               15.8       15.2
Interest expense                               (2.4)      (2.1)
Other income                                    0.2        0.2
                                             ------     ------
Earnings before income taxes                   13.6       13.3
Income taxes                                    4.8        4.5
                                             ------     ------
Net earnings                                    8.8%       8.8%
                                             ======     ======

Net sales increased $20.4 million, or 23%, during the three months ended January 31, 2000 compared to the three months ended January 31, 1999. Most of this increase resulted from the fiscal 2000 contributions of the instrument division of Varlen Corporation (acquired June 1999), the November 1999 acquisitions of Roper Scientific MASD ("MASD") and Redlake Imaging Corporation ("Redlake Imaging") and strength in the Company's existing digital imaging and semiconductor-related businesses. All of these recently acquired businesses are reported as part of the Company's Analytical Instrumentation segment.

The increase in Analytical Instrumentation sales was the result of the recent acquisitions and the digital imaging strength mentioned above. The increase in Fluid Handling sales was the result of the Company capitalizing on improved conditions in the semiconductor capital equipment market and improved conditions in some other key markets (particularly power generation) within the Company's positive displacement pump business. Fluid Handling sales comparisons were adversely affected by its centrifugal pump business which experienced soft business conditions expected to be limited to the first quarter and its medical diagnostics pump business due to an FDA compliance problem unrelated to the Company's products affecting a major OEM customer. The decrease in Industrial Controls sales reflected continued weakness in the oil & gas markets that represent an important part of this segment's business.

Gross profit percentages improved for each of the Company's segments. Increases at Analytical Instrumentation and Fluid Handling were primarily due to higher margin incremental sales (digital imaging and semiconductor products) whereas the increase in Industrial Controls margins was due to lower sales dollars of lower margin products.

Selling, general and administrative ("SG&A") expenses increased $9.9 million, or 33%, during the three months ended January 31, 2000 compared to the first three months of fiscal 1999. Most of the increase was due to the incremental expenses reported by the three businesses acquired since June 1999. Analytical Instrumentation SG&A expenses increased $8.3 million, but decreased as a percentage of sales to 40% in the first quarter of fiscal 2000 compared to 44% in the first quarter of fiscal 1999.

Interest expense increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 primarily due to higher borrowing levels in fiscal 2000 that resulted form the three most recent acquisitions. All of these acquisitions were purchased with cash provided by the Company's existing credit facilities.

The Company's effective income tax rate was slightly higher in the first three months of fiscal 2000 than the first three months of fiscal 1999 due to certain recent acquisitions creating a greater presence in higher-taxing jurisdictions and some of the related goodwill not being deductible for income tax purposes.

Other comprehensive earnings represents the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended January 31, 2000 and 1999 was mostly related to the Company's subsidiaries in England, France and Germany. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes that these exposures are not significant to its operations or net assets. Much of the non-U.S. net asset exposure is goodwill, which is expected to have minimal effects on future cash flows.

The following table summarizes bookings and backlog information (in thousands):

                                       Bookings              Backlog
                                 --------------------  --------------------
                                   Three months ended
                                      January 31,           January 31,
                                 --------------------  --------------------
                                   2000       1999        2000       1999
                                 --------   ---------  --------    --------
Analytical Instrumentation       $ 56,211    $33,541    $44,852    $33,868
Fluid Handling                     25,512     23,307     16,101     16,673
Industrial Controls                33,043     34,754     26,935     31,479
                                 --------    -------    -------    -------
                                 $114,766    $91,602    $87,888    $82,020
                                 ========    =======    =======    =======

Bookings and backlog growth within the Analytical Instrumentation segment reflected the recently acquired businesses and strength in the segment's high-resolution digital imaging businesses. On a pro forma basis, Analytical Instrumentation bookings were flat with the prior year as the strength in digital imaging was offset by weaknesses in the segment's petroleum analysis and leak testing businesses.

Fluid Handling bookings increased as a result of semiconductor capital equipment business more than doubling compared to last year. Offsetting this increase were declines in the segments centrifugal pump and medical diagnostic pump businesses, the latter decline was mainly due to an FDA compliance problem with a major OEM customer unrelated to Roper's products, and expected to continue for an indefinite period.

The decline in bookings for Industrial Controls was due to lower activity related mostly to the segment's interests in oil & gas markets. Even though energy prices have recovered from recent lows, many energy industry customers have not yet increased their capital spending. The segment's oil & gas-related business conditions are expected to be better in the second half of the fiscal year.

Financial Condition, Liquidity and Capital Resources

Working capital increased to $97.5 million at January 31, 2000 compared to $89.6 million at October 31, 1999. Most of the increase in working capital was due to the working capital acquired of MASD (whereas the acquisition of Redlake Imaging reduced working capital since the cash for this purchase on the October 31, 1999 balance sheet was greater than the working capital subsequently acquired.

Total debt was $174.5 million at January 31, 2000 (42% of total capital) compared to $130.5 million (36% of total capital) at October 31, 1999. The Company expects that its existing businesses will generate sufficient cash flows over the remainder of fiscal 2000 to enable it to reduce outstanding debt from current levels and/or fund additional acquisitions. Acquisitions may also be funded with the Company's common stock. The Company has sufficient credit available primarily under its $200 million U.S. revolving credit facility to provide for any reasonable short-term needs. The Company also believes it is capable of satisfactorily negotiating additional borrowing capacity, either with its current or new lenders.

At January 31, 2000, the estimated fair value of the Company's interest rate swap agreements was an unrecorded asset of $847,000, compared to $1,150,000 at October 31, 1999. Most of the decrease was due to a decline in LIBOR to 6.1% at January 31, 2000 compared to 6.2% at October 31, 1999. The interest rate swap agreements expire in 2003 and the other party to the agreements has an option to extend each of the agreements until 2008. The estimated current fair value attributed to these agreements assumes the options will not be exercised.

Capital expenditures in fiscal 2000 are expected to be higher than fiscal 1999, but still believed to be relatively modest for an industrial products company.

The Company expects fiscal 2000 to be its eighth consecutive year of record sales and earnings. However, the degree of growth is still dependent on several of the Company's key end-user markets showing improvement from their current conditions, especially oil & gas markets. A significant portion of the Company's interest expense risk is subject to changes in short-term interest rates, and these rates have increased subsequent to January 31, 2000 and may increase further. Also, the rates in the Company's principal credit agreement are substantially below current market rates that would be applicable in the event the Company extends its financing facilities.

The Company expects to continue an active acquisition program. Subsequent to January 31, 2000, the Company acquired two small synergistic companies for its Fluid Handling segment for a combined cost of approximately $14 million cash. However, the completion of future acquisitions will be dependent upon numerous factors and it is not feasible to reasonably estimate when any such acquisitions will occur, what the financing requirements will be or what the impact will be on the Company's operations, earnings, or other financial results or financial condition.


Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued, among others, Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for Derivative Instruments and Hedging Activities that was subsequently amended by SFAS 137 to delay the effective date of implementing SFAS 133 for one year. The standards of SFAS 133 will be applicable to the Company beginning in fiscal 2001. Once adopted, SFAS 133 will require that the Company's interest rate swap agreements be reflected in its financial statements. This change is not expected to significantly affect the Company's financial position, results of operations or other disclosures.

Forward-Looking Information

The information provided elsewhere in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and the timing of future business with Gazprom, conditions failing to improve or showing further deterioration in several of the Company's key end-user markets (especially oil & gas markets), changing interest rates and changing foreign currency exchange rates. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, earnings, or other financial results or financial condition.


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

Roper's interest rate swap agreements provide that Roper pays a fixed interest rate in exchange for receiving a variable interest rate on a total notional value of $75 million. These agreements mature in 2003 and the other party has options to extend the agreements until 2008. At January 31, 2000, the fixed rate obligation of Roper was less than the variable rate Roper was entitled to receive. As a result, the estimated fair value of the interest rate swap agreements was determined to be an asset. At January 31, 2000, an interest rate movement up or down by 10 basis points would have increased or decreased the estimated asset value by about $250,000. Upon adoption of SFAS 133, changes in the valuation of the interest rate swap agreements will be a direct charge to other comprehensive earnings.

After giving effect to the interest rate swap agreements, Roper's outstanding variable rate borrowings exceeded the notional value of the interest rate swap agreements by about $100 million at January 31, 2000. Based on this level of debt, an increase or decrease in interest rates by 10 basis points would increase or decrease annualized interest expense by about $100,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at January 31, 2000 and for the period then ended were principally denominated in Western European or Japanese currencies. At October 31, 1999 and for the year then ended, 10-15% of Roper's consolidated net assets and sales were denominated in these currencies. Roper expects that these currencies will remain relatively stable. Therefore, foreign exchange risks are not expected to have a material effect on Roper's financial statements.

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

     /(d)/4.03   Amendment Agreement No. 1 to Amended and Restated Credit
                 Agreement

     /(d)/4.04   Amendment Agreement No. 2 to Amended and Restated
                 Credit Agreement

     /(e)/4.05   Amendment Agreement No. 3 to Amended and Restated
                 Credit Agreement

     /(a)/10.01  1991 Stock Option Plan, as amended +

     /(e)/10.02  Non-employee Director Stock Option Plan, as amended +

     /(f)/10.03  Form of Amended and Restated Indemnification Agreement +

     /(a)/10.04  Consulting Agreement (G.L. Ohrstrom & Co., Inc.) +

     /(g)/10.06  Amendment to G.L. Ohrstrom & Co., Inc. Consulting
                 Agreement +

             27  Financial Data Schedule

___________________________

     /(a)/ Incorporated herein by reference to Exhibits 3.1, 10.2 and 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
     /(b)/ Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
     /(c)/ Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
     /(d)/ Incorporated herein by reference to Exhibits 4.03 and 4.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 21, 1998.
     /(e)/ Incorporated herein by reference to Exhibits 4.05 and 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.
     /(f)/ Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.
     /(g)/ Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 11, 1999.

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


  Signature                         Title                      Date
  ---------                         -----                      ----


/s/ Derrick N. Key          Chief Executive Officer and      March 7, 2000
-----------------------
Derrick N. Key              President



/s/ Martin S. Headley       Vice President and               March 7, 2000
-----------------------
Martin S. Headley           Chief Financial Officer



/s/ Kevin G. McHugh         Controller                       March 7, 2000
-----------------------
Kevin G. McHugh

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

     4.04 Amendment Agreement No. 2 to Amended and Restated Credit Agreement, incorporated herein by reference to Exhibit 4.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 21, 1998.

     4.05 Amendment Agreement No. 3 to Amended and Restated Credit Agreement, incorporated herein by reference to Exhibit 4.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.

    10.01 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998. +

    10.02 Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999. +

    10.03 Form of Amended and Restated Indemnification Agreement, incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999. +

    10.04 Consulting Agreement (G.L. Ohrstrom & Co., Inc.), incorporated herein by reference to Exhibit 10.5 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998. +

    10.06 Amendment to G.L. Ohrstrom & Co., Inc. Consulting Agreement, incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 11, 1999. +

       27  Financial Data Schedule

        +  Management contract or compensatory plan or arrangement.