Form 10-Q
period 2000-04-30
ROPER INDUSTRIES INC /DE/
filed 2000-06-12
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ____
                                       ---

The number of shares outstanding of the Registrant's common stock as of June 9, 2000 was 30,502,236.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    Roper Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Earnings (Unaudited)
                     (In thousands, except per share data)

                                                 Three months ended   Six months ended
                                                      April 30,            April 30,
                                                 ------------------   ------------------
                                                   2000      1999       2000      1999
                                                 --------  --------   --------  --------
Net sales                                        $122,775  $100,452   $232,228  $189,530
Cost of sales                                      57,879    47,565    110,000    92,999
                                                 --------  --------   --------  --------

Gross profit                                       64,896    52,887    122,228    96,531

Selling, general and administrative expenses       41,420    32,744     81,512    62,892
                                                 --------  --------   --------  --------

Income from operations                             23,476    20,143     40,716    33,639

Interest expense                                    2,818     1,761      5,396     3,596
Other income                                          306        47        536       261
                                                 --------  --------   --------  --------

Earnings before income taxes                       20,964    18,429     35,856    30,304

Income taxes                                        7,338     6,390     12,550    10,425
                                                 --------  --------   --------  --------

Net earnings                                     $ 13,626  $ 12,039   $ 23,306  $ 19,879
                                                 ========  ========   ========  ========
Net earnings per common and common
  equivalent share:
    Basic                                        $   0.45  $   0.40   $   0.77  $   0.66
    Diluted                                          0.44      0.39       0.75      0.65

Weighted average common and common
  equivalent shares outstanding:
    Basic                                          30,436    30,220     30,380    30,271
    Diluted                                        31,160    30,744     31,187    30,765

Dividends declared per common share              $   0.07  $  0.065   $   0.14  $   0.13



    See accompanying notes to condensed consolidated financial statements.

                    Roper Industries, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                           April 30,    October 31,
                                                             2000          1999
                                                          -----------   -----------
                                                          (Unaudited)
ASSETS:

Cash and cash equivalents                                   $ 21,115      $ 13,490
Accounts receivable, net                                      97,980        89,154
Inventories                                                   71,303        56,401
Other current assets                                           4,117         2,774
                                                            --------      --------
  Total current assets                                       194,515       161,819

Property, plant and equipment, net                            41,217        34,797
Intangible assets, net                                       260,908       215,020
Other assets                                                   9,919         8,527
                                                            --------      --------

  Total assets                                              $506,559      $420,163
                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                            $ 20,585   $ 18,457
Accrued liabilities                                           33,118     31,444
Income taxes payable                                           3,349      1,485
Notes payable and current portion of long-term debt           32,071     20,857
                                                            --------   --------
  Total current liabilities                                   89,123     72,243

Long-term debt                                               159,584    109,659
Other liabilities                                              7,084      6,293
                                                            --------   --------
  Total liabilities                                          255,791    188,195
                                                            --------   --------

Common stock                                                     317        316
Additional paid-in capital                                    73,614     71,084
Retained earnings                                            206,958    187,911
Accumulated other comprehensive earnings                      (5,028)    (2,172)
Treasury stock                                               (25,093)   (25,171)
                                                            --------   --------
  Total stockholders' equity                                 250,768    231,968
                                                            --------   --------

  Total liabilities and stockholders' equity                $506,559   $420,163
                                                            ========   ========



    See accompanying notes to condensed consolidated financial statements.

                    Roper Industries, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                                    Six months ended
                                                                        April 30,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
Cash flows from operating activities:
  Net earnings                                                   $ 23,306      $ 19,879
  Depreciation                                                      4,005         3,165
  Amortization                                                      6,098         4,620
  Other, net                                                      (10,087)       (4,474)
                                                                 --------      --------

    Net cash provided by operating activities                      23,322        23,190
                                                                 --------      --------

Cash flows from investing activities:
  Acquisitions of business, net of cash acquired                  (71,313)            -
  Capital expenditures                                             (8,678)       (2,395)
  Other, net                                                           (2)          (95)
                                                                 --------      --------

    Net cash used in investing activities                         (79,993)       (2,490)
                                                                 --------      --------

Cash flows from financing activities:
  Debt borrowings                                                  68,834         5,722
  Debt payments                                                    (5,207)      (21,601)
  Dividends                                                        (4,259)       (3,946)
    Treasury stock purchases                                            -        (5,550)
    Other, net                                                      2,609         1,204
                                                                 --------      --------

  Net cash provided by (used in) financing activities              61,977       (24,171)
                                                                 --------      --------

Effect of foreign currency exchange rate changes on cash             (681)          (69)
                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents                7,625        (3,540)

Cash and cash equivalents, beginning of period                     13,490         9,350
                                                                 --------      --------

Cash and cash equivalents, end of period                         $ 21,115      $  5,810
                                                                 ========      ========



    See accompanying notes to condensed consolidated financial statements.

                    Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                (In thousands)

                                                                         Accumulated
                                               Additional                   other
                                       Common    paid-in    Retained    comprehensive    Treasury                Comprehensive
                                        stock    capital    earnings       earnings        stock       Total        earnings
                                       ------  ----------  ----------   -------------   ----------   ---------   -------------
Balances at October 31, 1998           $  313  $   67,145  $  148,435   $        (906)  $  (17,954)  $ 197,033   $           -

Net earnings                                -           -      19,879               -            -      19,879          19,879
Exercise of stock options                   1       1,203           -               -            -       1,204               -
Other comprehensive earnings:
 Currency translation
  adjustments                               -           -           -          (1,224)           -      (1,224)         (1,224)
Dividends declared                          -           -      (3,946               -            -      (3,946)              -
Treasury stock purchases                    -           -           -               -       (5,550)     (5,550)              -
                                       ------  ----------  ----------   -------------   ----------   ---------   -------------

Balances at April 30, 1999             $  314  $   68,348  $  164,368   $      (2,130)  $  (23,504)  $ 207,396   $      18,655
                                       ======  ==========  ==========   =============   ==========   =========   =============

Balances at October 31, 1999           $  316  $   71,084  $  187,911   $      (2,172)  $  (25,171)  $ 231,968   $           -

Net earnings                                -           -      23,306               -            -      23,306          23,306
Proceeds from stock
 ownership plans                            1       2,530           -               -           78       2,609               -
Other comprehensive earnings:
 Currency translation
  adjustments                               -           -           -          (2,856)           -      (2,856)         (2,856)
Dividends declared                          -           -      (4,259)              -            -      (4,259)              -
                                       ------  ----------  ----------   -------------   ----------   ---------   -------------

Balances at April 30, 2000             $  317  $   73,614  $  206,958   $      (5,028)  $  (25,093)  $ 250,768   $      20,450
                                       ======  ==========  ==========   =============   ==========   =========   =============




    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2000


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 2000 and 1999 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

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

3.   Supplemental Cash Flow Information

Cash payments for the six months ended April 30, 2000 and 1999 included interest of $3,240,000 and $2,996,000, respectively, and income taxes of $10,631,000 and $7,783,000, respectively.

4.   Concentration of Credit Risk

At April 30, 2000, the Company had $7.0 million of trade receivables due from RAO Gazprom ("Gazprom") compared to $8.4 million at October 31, 1999. Gazprom is a large Russian natural gas company and one of the largest such companies in the world. Most of the Company's receivables from Gazprom at April 30, 2000 were April 2000 shipments secured by letters of credit.

5.   Fair Value of Financial Instruments

At April 30, 2000, the estimated fair value of the Company's interest rate swap agreements was an unrecorded asset of $1,833,000, compared to $1,150,000 at October 31, 1999. Most of the increase was due to an increase in LIBOR to 6.6% at April 30, 2000 compared to 6.2% at October 31, 1999. Subsequent to April 30, 2000, the Company sold its interests in the interest rate swap agreements for approximately $1.8 million. This amount will be amortized as a credit against interest expense over the unexpired terms of the interest rate swap agreements, which will be into 2003.

6.   Inventories

Inventories are summarized below (in thousands):

                                                     April 30,    October 31,
                                                       2000          1999
                                                     ---------    -----------

Raw materials and supplies                           $  36,930    $    27,811
Work in process                                         15,554         14,556
Finished products                                       20,509         15,724
LIFO reserve                                            (1,690)        (1,690)
                                                     ---------    -----------
                                                     $  71,303    $    56,401
                                                     =========    ===========

7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                          Three months ended                     Six months ended
                                                April 30,                            April 30,
                                     ------------------------------       ------------------------------
                                       2000       1999      Change          2000       1999      Change
                                     --------   --------   --------       --------   --------   --------
Net sales:
 Analytical Instrumentation          $ 57,316   $ 33,276     +72.2%       $107,720   $ 60,515     +78.0%
 Fluid Handling                        29,104     27,181      +7.1          52,638     46,600     +13.0
 Industrial Controls                   36,355     39,995      -9.1          71,870     82,415     -12.8
                                     --------   --------   -------        --------   --------   -------

  Total                              $122,775   $100,452     +22.2%       $232,228   $189,530     +22.5%
                                     ========   ========   =======        ========   ========   =======

Gross profit:
 Analytical Instrumentation          $ 32,715   $ 19,530     +67.5%       $ 60,504     34,243     +76.7%
 Fluid Handling                        13,956     13,067      +6.8          25,693     21,851     +17.6
 Industrial Controls                   18,225     20,290     -10.2          36,031     40,437     -10.9
                                     --------   --------   -------        --------   --------   -------

  Total                              $ 64,896   $ 52,887     +22.7%       $122,228   $ 96,531     +26.6%
                                     ========   ========   =======        ========   ========   =======

Operating profit*:
 Analytical Instrumentation          $ 11,945   $  6,624     +80.3%       $ 19,555   $  9,420    +107.6%
 Fluid Handling                         7,292      7,734      -5.7          13,589     12,090     +12.4
 Industrial Controls                    6,026      7,554     -20.2          11,165     15,214     -26.6
                                     --------   --------   -------        --------   --------   -------

  Total                              $ 25,263   $ 21,912     +15.3        $ 44,309   $ 36,724     +20.7%
                                     ========   ========   =======        ========   ========   =======

* Operating profit is before unallocated corporate general and administrative expenses. Unallocated corporate general and administrative expenses were $1,787 and $1,769 for the three months ended April 30, 2000 and 1999, respectively. These expenses were $3,593 and $3,085 for the six months ended April 30, 2000 and 1999, respectively.

8.   Acquisitions

In November 1999, the Company acquired Redlake Imaging Corporation ("Redlake"). Redlake, based in Morgan Hill, California, supplies high-speed digital video cameras primarily to the industrial, academic research and military testing markets. Redlake is reported as part of the Company's Analytical
Instrumentation segment.

In November 1999, the Company acquired the motion analysis systems division ("MASD") of Eastman Kodak Company. MASD, based in San Diego, California, supplies high-speed, digital video cameras for applications in the automotive, industrial and military markets. MASD also manufactures and distributes high-resolution digital cameras for the machine vision and image conversion markets. MASD is reported as part of the Company's Analytical Instrumentation segment.

In February 2000, the Company acquired Flowdata, Inc. ("Flowdata"). Flowdata, previously based near Dallas, Texas and subsequently combined with the Company's Flow Technology unit in Phoenix, Arizona, manufactures positive displacement flow meters and flow metering systems for industrial applications. Flowdata is reported as part of the Company's Fluid Handling segment.

In February 2000, the Company acquired Cybor Corporation ("Cybor"). Cybor, based in San Jose, California, manufactures pumps, controls, cabinets and accessories for the semiconductor industry. Cybor is reported as part of the Company's Fluid Handling segment.

In May 2000, the Company acquired Abel Holding Corporation ("Abel"). Abel, whose principal operating facility is in Buchen, Germany, supplies specialty positive displacement pumps for a variety of applications primarily involving abrasive or corrosive fluids or those with a high solids content. Abel will be reported as part of the Company's Fluid Handling segment.

The combined purchase price for all of the above acquisitions thus far during fiscal 2000 was approximately $100 million. All of these acquisitions are being accounted for using the purchase method of accounting. Consequently, the operating results of these businesses are included in the Company's consolidated operating results beginning from their respective acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized straight-line over lives ranging from 20 to 30 years.

9.   Long-term Borrowings

On May 18, 2000, the Company entered into two new credit agreements and simultaneously cancelled its then-existing U.S. and German revolving credit facilities.

One of the new agreements is with a group of banks and provides for a total credit facility of $275 million, consisting primarily of revolving loans, swing line loans and letters of credit. Up to $75 million of this amount may be denominated in designated non-U.S. currencies. Interest on outstanding borrowings will be influenced by the nature and currency of the borrowings. The Company expects the majority of borrowings will be in U.S. dollars with interest at EURIBOR plus a margin. The margin is influenced by certain financial ratios of the Company and can range from 0.625% to 1.125%. This agreement provides that the Company will maintain certain financial ratios addressing coverage of fixed charges, total debt, consolidated net worth and capital expenditures. Other fees and provisions of this agreement are believed to be customary. This agreement matures on May 18, 2005.

The other new agreement is with a group of insurance companies and provides for $40 million of 7.58% term notes due May 18, 2007 and $85 million of 7.68% term notes due May 18, 2010. The financial covenants associated with this agreement are similar, but slightly less restrictive, than the $275 million facility.

Both of the above borrowing agreements are secured by guarantees from the Company's U.S. subsidiaries and the pledge of stock of certain of its non-U.S. subsidiaries.

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

Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                         Three months ended       Six months ended
                                              April 30,               April 30,
                                        --------------------     -------------------
                                         2000          1999       2000         1999
                                        ------        ------     ------       ------
Gross profit:
  Analytical Instrumentation              57.1%         58.7%      56.2%        56.6%
  Fluid Handling                          48.0          48.1       48.8         46.9
  Industrial Controls                     50.1          50.7       50.1         49.1
                                        ------        ------     ------       ------
                                          52.9 %        52.6 %     52.6 %       50.9 %
                                        ======        ======     ======       ======

Operating profit:
  Analytical Instrumentation              20.8%         19.9%      18.2%        15.6%
  Fluid Handling                          25.1          28.5       25.8         25.9
  Industrial Controls                     16.6          18.9       15.5         18.5
  Unallocated corporate expenses          (1.5)         (1.8)      (1.5)        (1.6)
                                        ------        ------     ------       ------
                                          19.1          20.1       17.5         17.8
Interest expense                          (2.3)         (1.8)      (2.3)        (1.9)
Other income                               0.3             -        0.2          0.1
                                        ------        ------     ------       ------
Earnings before income taxes              17.1          18.3       15.4         16.0
Income taxes                               6.0           6.3        5.4          5.5
                                        ------        ------     ------       ------
Net earnings                              11.1 %        12.0 %     10.0 %       10.5 %
                                        ======        ======     ======       ======

     Three months ended April 30, 2000 compared to 1999

Net sales increased $22.3 million, or 22%, during the three months ended April 30, 2000 compared to the three months ended April 30, 1999. Most of this increase resulted from the contributions of companies acquired since April 30, 1999: the instruments division of Varlen Corporation (June 1999), Redlake Imaging Corporation (November 1999), the motion analysis systems division of Eastman Kodak Company (November 1999), Flowdata, Inc. (February 2000) and Cybor Corporation (February 2000). On a pro forma basis as if these businesses had been included in the Company's results for same length of time in fiscal 1999 as in fiscal 2000, net sales were down 1%. Flowdata and Cybor are reported as part of the Company's Fluid Handling segment. The other recent acquisitions are reported as part of the Company's Analytical Instrumentation segment.

Analytical Instrumentation sales (up 72% actual and up 5% pro forma) reflected the acquisitions mentioned above and strength in the segment's motion analysis businesses (pro forma sales, including Redlake, were up 23%). Fluid Handling sales (up 7% actual and flat pro forma) reflected the acquisitions mentioned above, continued strength in the segments semiconductor equipment businesses (pro forma sales, including Cybor, were up 83%), centrifugal pump sales were down 21% resulting from weak municipal wastewater markets and the segment's medical diagnostics pump business' sales were down 34% due to a continuing FDA compliance problem at a major customer that was unrelated to the Company's products. Industrial Controls sales (down 9% actual and pro forma) reflected continued weak oil & gas markets.

The Company's overall gross profit percentage increased slightly for the three months ended April 30, 2000 compared to April 30, 1999 primarily due to increased high-margin sales within the Analytical Instrumentation segment that more than offset the leverage-related decline in margins for the Industrial Controls segment.

Selling, general and administrative ("SG&A") expenses increased $8.7 million, or 26%, during the three months ended April 30, 2000 compared to the three months ended April 30, 1999. As a percentage of sales for these three-month periods, SG&A expenses were 34% and 33% in fiscal 2000 and fiscal 1999, respectively.
The increased percentage of sales was attributed to the growth in the Analytical Instrumentation segment, whose SG&A expenses are typically higher as a percentage of sales than the Company's other segments due to higher research and development, other engineering and amortization costs. Analytical Instrumentation costs increased 61% compared to increased sales of 72%. Fluid Handling costs increased 25% compared to increased sales of 7% as a result of the acquisitions during the quarter of Cybor and Flowdata where cost reduction actions are underway. Industrial Controls costs decreased 4% compared to decreased sales of 9%.

Interest expense increased $1.1 million, or 60%, for the three months ended April 30, 2000 compared to the three months ended April 30, 1999 due primarily to higher debt levels in fiscal 2000 that resulted from debt incurred over the past year to fund acquisitions during this period.

Income taxes were 35.0% of pretax earnings for the three months ended April 30, 2000 compared to 34.7% during the three months ended April 30, 1999. The increased effective income tax rate in fiscal 2000 reflected some of the Company's recent acquisitions that are located in higher-tax jurisdictions and goodwill that will not be deductible for income tax purposes.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended April 30, 2000 and 1999 was mostly related to the Company's subsidiaries in Europe and Japan. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes that these exposures are not significant to its operations or net assets.

The following table summarizes bookings and backlog information (dollars in thousands):

                                               Bookings                          Backlog
                                   ----------------------------       ----------------------------
                                        Three months ended
                                             April 30,                          April 30,
                                   ----------------------------       ----------------------------
                                     2000      1999     Change          2000      1999     Change
                                   --------  --------  --------       --------  --------  --------
Analytical Instrumentation         $ 53,403  $ 33,570     +59.1%      $ 41,499  $ 35,152     +18.1%
Fluid Handling                       32,172    30,048      +7.1         19,822    19,244      +3.0
Industrial Controls                  40,851    52,223     -21.8         30,975    43,382     -28.6
                                   --------  --------  --------       --------  --------  --------

                                   $126,426  $115,841      +9.1%      $ 92,296  $ 97,778      -5.6%
                                   ========  ========  ========       ========  ========  ========

Bookings growth for the Company as a whole and for the Analytical Instrumentation and Fluid Handling segments for the three months ended April 30, 2000 compared to three months ended April 30, 1999 was largely due to the effects of recent acquisitions. On a pro forma basis, Analytical Instrumentation bookings were down 3%, Fluid Handling bookings were down 1% and total bookings were down 10%. Industrial Controls bookings comparisons were adversely affected by unusually large orders in fiscal 1999. However, this segment's April 2000 bookings were greater than the prior year and the Company is hopeful that this is indicative of improved energy markets for the remainder of fiscal 2000.

     Six months ended April 30, 2000 compared to 1999

Net sales increased $42.7 million, or 23%, during the six months ended April 30, 2000 compared to the six months ended April 30, 1999. Most of this increase was due to the incremental sales of businesses acquired since April 30, 1999. On a pro forma basis as if these businesses had been included in the Company's results for same length of time in fiscal 1999 as in fiscal 2000, sales for the Company as a whole were down 2%, Analytical Instrumentation sales were up 1%, Fluid Handling sales were up 8% and Industrial Controls sales were down 13% as a result of weak oil & gas capital equipment demand.

Gross profit percentages were considered relatively consistent for the six months ended April 30, 2000 compared to the six months ended April 30, 1999.
The 1.9 point improvement in Fluid Handling was mostly due to increased volume with the segment's higher-margin semiconductor equipment businesses (including the Cybor acquisition) and the Company's 1.7 point improvement was mostly due to increased acquisition-related volume in the higher-margin Analytical Instrumentation segment.

SG&A expenses increased $18.6 million, or 30%, during the six months ended April 30, 2000 compared to the six months ended April 30, 1999. As a percentage of sales for these six-month periods, SG&A expenses were 35% and 33% in fiscal 2000 and fiscal 1999, respectively. The increased percentage of sales was attributed to the growth in the Analytical Instrumentation segment, whose SG&A expenses are typically higher as a percentage of sales than the Company's other segments due to higher research and development, other engineering and amortization costs. Analytical Instrumentation costs increased 65% compared to increased sales of 78%. Fluid Handling costs increased 24% compared to increased sales of 13% as a result of the acquisitions during the second quarter of Cybor and Flowdata where cost reduction actions are underway. Industrial Controls costs decreased 1% compared to decreased sales of 13%.

Interest expense increased $1.8 million, or 50%, for the six months ended April 30, 2000 compared to the six months ended April 30, 1999 due primarily to higher debt levels in fiscal 2000 that resulted from debt incurred over the past year to fund acquisitions during this period.

Income taxes were 35.0% of pretax earnings for the six months ended April 30, 2000 compared to 34.4% during the six months ended April 30, 1999. The increased effective income tax rate in fiscal 2000 reflected some of the Company's recent acquisitions that are located in higher-tax jurisdictions and goodwill that will not be deductible for income tax purposes.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the six months ended April 30, 2000 and 1999 was mostly related to the Company's subsidiaries in Europe and Japan. The Company's exposure to foreign currency exchange rate fluctuations continues to be concentrated in Europe and Japan and the Company believes that these exposures are not significant to its operations or net assets.

The following table summarizes bookings for the six months ended April 30, 2000 and 1999 (dollars in thousands):

                                                  2000      1999     Change
                                                --------  --------  --------

Analytical Instrumentation                      $109,614  $ 67,111    +63.3%
Fluid Handling                                    57,684    53,355     +8.1
Industrial Controls                               73,894    86,977    -15.0
                                                --------  --------  --------

                                                $241,192  $207,443    +16.3%
                                                ========  ========  ========

Actual bookings growth within the Analytical Instrumentation and Fluid Handling segments was primarily due to recent acquisitions. Compared to prior year pro forma results, Analytical Instrumentation bookings were down 2% and Fluid Handling bookings were up 3%. The decrease in bookings for Industrial Controls reflected unusually large activity in the second quarter of fiscal 1999 and continued weakness in this segment's energy markets. April bookings for this segment compared favorably to April 1999 and the Company is hopeful this is indicative of improved energy markets for the remainder of fiscal 2000.

Financial Condition, Liquidity and Capital Resources

Working capital increased to $105.4 million at April 30, 2000 compared to $89.6 million at October 31, 1999. Most of the increase in working capital was due to the Company's liquidity needs for the anticipated acquisition of Abel Holding Company that was pending at April 30, 2000. This acquisition was completed in May.

Total debt was $191.7 million (43% of total capital) at April 30, 2000 compared to $130.5 million (36% of total capital) at October 31, 1999. The increase in debt and debt-to-capital ratio was the result of the financing requirements for all of the fiscal 2000 acquisitions (including the May 2000 acquisition, which was largely funded at April 30), which were acquired for cash. Excluding the effects of any future acquisitions, the Company expects debt levels to be reduced over the remainder of fiscal 2000 resulting in a strengthening of its capital structure.

In May 2000, the Company replaced its $200 million U.S. and $30 million German revolving credit agreements with new credit agreements. The new agreements include a 5-year, $275 million, multi-currency revolving credit facility and $125 million of term notes ($40 million at 7.58% due in 7 years and $85 million at 7.68% due in 10 years). Borrowings under the new revolving credit facility accrue interest at either the prime rate or as a function of LIBOR plus a margin that is dependant upon certain financial ratios of the Company. Protective covenants under the new credit agreements are generally comparable to the former U.S. revolving credit facility.

As mentioned above, the Company completed the acquisition of Abel Holding Company ("Abel") for cash of $23.0 million and the assumption of $2.1 million of debt in May 2000. Abel has manufacturing facilities in Buchen, Germany and is an international supplier of specialty positive displacement for a variety of applications primarily involving abrasive or corrosive fluids or those with high solids content. Abel will be reported in the Company's Fluid Handling segment.

The Company expects cash flows from its existing businesses to exceed normal operating requirements, including capital expenditures, thereby enabling the Company to reduce its outstanding debt. Capital expenditures during the second half of fiscal 2000 are expected to be less than the first half of the year.

The Company expects to continue an active acquisition program. In addition to the Abel acquisition, the Company previously announced the signing of four letters of intent with acquisition candidates representing total consideration of approximately $150 million. Although these acquisitions are expected to close before October 31, 2000, each is still subject to, among other things, satisfactory completion of due diligence procedures, the execution of a definitive agreement and possibly regulatory approvals. The completion of any of these acquisitions is not assured. If completed, there can be no assurance what the financial impact will be on the Company's operations.

The Company continues to expect fiscal 2000 to be its eighth consecutive year of record sales and earnings.

Forward-Looking Information

The information provided in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include the level and the timing of future business with Gazprom (a large Russian energy company and the Company's largest individual customer), market conditions failing to improve in some of the Company's key end-user markets (especially energy markets), acquisition activities, changing interest rates and changing foreign currency exchange rates. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, earnings, or other financial results or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks on its outstanding variable-rate borrowings. It is exposed to foreign exchange risks pertaining to its transactions denominated in currencies other than the U.S. dollar. The Company is also exposed to equity market risks pertaining to the traded price of its common stock.

The Company's interest expense related to its variable-rate borrowings will be directly affected by changes in interest rates. Assuming the new term notes were in effect at April 30, 2000, the Company's variable-rate borrowings would have been about $66 million. Therefore, an increase or decrease in interest rates of 10 basis points would increase or decrease the Company's annual interest expense by approximately $66,000.

The Company and its subsidiaries generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at April 30, 2000 and for the six months then ended were principally denominated in Western European or Japanese currencies. At October 31, 1999 and for the year then ended, 10-15% of Roper's consolidated net assets and sales were denominated in these currencies. Roper expects that these currencies will remain relatively stable. Therefore, foreign exchange risks are not expected to have a material effect on the Company's financial statements.

Equity markets are influenced by many factors and changes in the Company's stock price may be influenced by factors other than its historical earnings and by factors not within the Company's control. The volatility of the Company's common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. The Company's stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. The sensitivity of these issues to a change in the Company's stock price are not readily determinable, but a change in its stock price by $1.00 is not believed to have a material effect on the Company's financial statements or disclosures.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 2000 Annual Meeting of Shareholders on March 17, 2000. Of the 28,987,359 shares eligible to vote at the meeting, 19,411,684 were present either in person or by proxy. Of the shares present, 3,287,029 shares were claimed to be entitled to five votes per share based on certain holding period requirements. The following proposals were submitted to shareholders at the 2000 Annual Meeting of Shareholders.

Proposal 1:  Election of Three (3) Directors

Each of the directors elected at the 2000 Annual Meeting of Shareholders was for a term expiring at the 2003 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2001 Annual Meeting of Shareholders or the 2002
Annual Meeting of Shareholders are as follows:   W. Lawrence Banks (2001),
Luitpold von Braun (2001), John F. Fort III (2001), Donald G. Calder (2002), Derrick N. Key (2002) and Christopher Wright (2002).

Proposal 2:  Approval of the Roper Industries, Inc. Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan, eligible employees of the Company and designated subsidiaries will be granted options to purchase shares of Roper Industries, Inc. common stock. The Employee Stock Purchase Plan would reserve 500,000 shares of Roper Industries, Inc. common stock for issuance under this Plan.

Proposal 3:  Approval of the Roper Industries, Inc. 2000 Stock Incentive Plan

The 2000 Stock Incentive Plan is intended to provide the Company with a successor to its 1991 Stock Option Plan, which is expected to exhaust its capacity to issue equity-based incentive compensation securities prior to its expiration in December 2001. The 2000 Stock Incentive Plan would reserve 1,000,000 shares of Roper Industries, Inc. common stock for issuance under this Plan.

Following are the election results for each of the proposals.

                                                 Number of Votes
                                        ----------------------------------
                                           For        Against     Abstain
                                        ----------   ---------   ---------
     Proposal 1
       Wilbur J. Prezzano               32,430,513     129,287           0
       Georg Graf Schall-Riaucour       32,528,213      31,587           0
       Eriberto R. Scocimara            32,487,913      71,887           0

     Proposal 2                         32,076,344     142,844     340,612

     Proposal 3                         24,134,459   8,047,619     377,722

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

      /(e)/4.05     Amendment Agreement No. 3 to Amended and Restated Credit
                    Agreement

     /(a)/10.01     1991 Stock Option Plan, as amended +

     /(e)/10.02     Non-employee Director Stock Option Plan, as amended +

     /(f)/10.03     Form of Amended and Restated Indemnification Agreement +

          10.04     Employee Stock Purchase Plan +

          10.05     2000 Stock Incentive Plan +

          27        Financial Data Schedule

_______________________

     /(a)/ Incorporated herein by reference to Exhibits 3.1 and 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
     /(b)/ Incorporated herein by reference to Exhibits 3 and 4 to the Roper Industries, Inc. Current Report on Form 8-K filed June 2, 1997.
     /(c)/ Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
     /(d)/ Incorporated herein by reference to Exhibits 4.03 and 4.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed
             August 21, 1998.
     /(e)/ Incorporated herein by reference to Exhibits 4.05 and 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.
     /(f)/ Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.

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

    Signature                       Title                       Date
    ---------                       -----                       ----


/s/ Derrick N. Key            Chief Executive Officer       June 12, 2000
--------------------------
Derrick N. Key                and President



/s/ Martin S. Headley         Vice President and            June 12, 2000
--------------------------
Martin S. Headley             Chief Financial Officer



/s/ Kevin G. McHugh           Controller                    June 12, 2000
--------------------------
Kevin G. McHugh

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

    10.01 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998. +

    10.02 Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999. +

    10.03 Form of Amended and Restated Indemnification Agreement, incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999. +

    10.04      Employee Stock Purchase Plan. +

    10.05      2000 Stock Incentive Plan. +

       27      Financial Data Schedule

    +   Management contract or compensatory plan or arrangement.