Form 10-Q
period 2000-07-31
ROPER INDUSTRIES INC /DE/
filed 2000-09-13
CIK 882835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              __________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended July 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from________________to___________________.

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

                                 (706) 369-7170
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       -------     -------


The number of shares outstanding of the Registrant's common stock as of September 11, 2000 was 30,549,163.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

TABLE OF CONTENTS


                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Earnings                3

         Condensed Consolidated Balance Sheets                        4

         Condensed Consolidated Statements of Cash Flows              5

         Condensed Consolidated Statements of Changes in
          Stockholders' Equity and Comprehensive Earnings             6

         Notes to Condensed Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            18

         Signatures                                                  19

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands, except per share data)


                                                Three months ended  Nine months ended
                                                     July 31,            July 31,
                                                -----------------   ------------------
                                                  2000      1999      2000      1999
                                                --------  --------  --------  --------
Net sales                                       $124,583  $104,095  $356,811  $293,625
Cost of sales                                     60,609    49,837   170,609   142,836
                                                --------  --------  --------  --------

Gross profit                                      63,974    54,258   186,202   150,789

Selling, general and administrative expenses      43,205    33,074   124,717    95,966
                                                --------  --------  --------  --------

Operating profit                                  20,769    21,184    61,485    54,823

Interest expense                                   3,769     1,790     9,165     5,386
Other income                                         127       212       663       473
                                                --------  --------  --------  --------

Earnings before income taxes                      17,127    19,606    52,983    49,910

Income taxes                                       6,025     6,810    18,575    17,235
                                                --------  --------  --------  --------

Net earnings                                    $ 11,102  $ 12,796  $ 34,408  $ 32,675
                                                ========  ========  ========  ========


Net earnings per common and common
  equivalent share:
    Basic                                       $   0.36  $   0.42  $   1.13  $   1.08
    Diluted                                         0.36      0.41      1.10      1.06

Weighted average common and common
  equivalent shares outstanding:
    Basic                                         30,502    30,239    30,422    30,261
    Diluted                                       31,188    31,132    31,185    30,897

Dividends declared per common share             $   0.07  $  0.065  $   0.21  $  0.195

          See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                              July 31,    October 31,
                                                2000         1999
                                             -----------  -----------
                                             (unaudited)
ASSETS:

Cash and cash equivalents                      $  7,241     $ 13,490
Accounts receivable, net                        103,391       89,154
Inventories                                      79,508       56,401
Other current assets                              4,520        2,774
                                               --------     --------
 Total current assets                           194,660      161,819

Property, plant and equipment, net               44,057       34,797
Intangible assets, net                          284,805      215,020
Other assets                                     11,025        8,527
                                               --------     --------

 Total assets                                  $534,547     $420,163
                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                               $ 24,204     $ 18,457
Accrued liabilities                              40,794       31,444
Income taxes payable                                772        1,485
Current portion of long-term debt                 5,757       20,857
                                               --------     --------
 Total current liabilities                       71,527       72,243

Long-term debt                                  194,159      109,659
Other liabilities                                 8,291        6,293
                                               --------     --------
 Total liabilities                              273,977      188,195
                                               --------     --------

Common stock                                        318          316
Additional paid-in capital                       74,125       71,084
Retained earnings                               215,924      187,911
Accumulated other comprehensive earnings         (4,768)      (2,172)
Treasury stock                                  (25,029)     (25,171)
                                               --------     --------
 Total stockholders' equity                     260,570      231,968
                                               --------     --------

 Total liabilities and stockholders' equity    $534,547     $420,163
                                               ========     ========




     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)


                                                          Nine months ended
                                                                July 31,
                                                         --------------------
                                                            2000       1999
                                                         ---------   --------
Cash flows from operating activities:
 Net earnings                                            $  34,408   $ 32,675
 Depreciation                                                6,336      4,801
 Amortization                                                9,574      7,060
 Other, net                                                 (6,392)    (2,607)
                                                         ---------   --------

  Net cash provided by operating activities                 43,926     41,929
                                                         ---------   --------

Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired         (103,690)   (38,453)
 Capital expenditures                                      (10,856)    (3,755)
 Other, net                                                 (1,219)      (116)
                                                         ---------   --------

  Net cash used in investing activities                   (115,765)   (42,324)
                                                         ---------   --------

Cash flows from financing activities:
 Debt borrowings                                            76,521     35,898
 Debt payments                                              (7,027)   (32,134)
 Dividends                                                  (6,395)    (5,902)
 Treasury stock purchases                                        -     (5,550)
 Other, net                                                  3,185      2,575
                                                         ---------   --------

  Net cash provided by (used in) financing activities       66,284     (5,113)
                                                         ---------   --------

Effect of foreign currency exchange rate changes on cash      (694)      (340)
                                                         ---------   --------

Net decrease in cash and cash equivalents                   (6,249)    (5,848)

Cash and cash equivalents, beginning of period              13,490      9,350
                                                         ---------   --------

Cash and cash equivalents, end of period                 $   7,241   $  3,502
                                                         =========   ========


     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Earnings (unaudited)
(In thousands)

                                                                           Accumulated
                                                 Additional                   other
                                      Common      paid-in      Retained    comprehensive   Treasury              Comprehensive
                                       stock      capital      earnings      earnings        stock      Total      earnings
                                      ------     ----------    --------    -------------   --------     -----    -------------
Balances at October 31, 1998           $313       $67,145      $148,435       $  (906)     $(17,954)    $197,033    $     -

Net earnings                              -             -        32,675             -             -       32,675     32,675
Exercise of stock options                 2         2,573             -             -             -        2,575          -
Other comprehensive earnings:
  Currency translation adjustments        -             -             -          (965)            -         (965)      (965)
Dividends declared                        -             -        (5,902)            -             -       (5,902)         -
Treasury stock purchases                  -             -             -             -        (5,550)      (5,550)         -
                                       ----       -------      --------       -------      --------     --------    -------

Balances at July 31, 1999              $315       $69,718      $175,208       $(1,871)     $(23,504)    $219,866    $31,710
                                       ====       =======      ========       =======      ========     ========    =======

Balances at October 31, 1999           $316       $71,084      $187,911       $(2,172)     $(25,171)    $231,968    $

Net earnings                              -             -        34,408             -             -       34,408     34,408
Proceeds from stock ownership plans       2         3,041             -             -           142        3,185          -
Other comprehensive earnings:
  Currency translation adjustments        -             -             -        (2,596)            -       (2,596)    (2,596)
Dividends declared                        -             -        (6,395)            -             -       (6,395)         -
                                       ----       -------      --------       -------      --------     --------    -------

Balances at July 31, 2000              $318       $74,125      $215,924       $(4,768)     $(25,029)    $260,570    $31,812
                                       ====       =======      ========       =======      ========     ========    =======


  See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 2000 and 1999 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (the "Company") and its subsidiaries for all periods presented.

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



3.  Supplemental Cash Flow Information
                                                          Nine months ended
                                                              July 31,
                                                    ----------------------------------
                                                         2000                1999
                                                    --------------      --------------
Cash paid during the period for (in 000s):
 Interest                                               $  7,019             $ 5,531
 Income taxes                                           $ 20,143             $16,544
 Acquisitions of businesses:
  Fair value of assets, including goodwill              $117,917             $47,166
  Liabilities assumed                                    (14,227)             (8,713)
                                                       ----------           ---------
    Total acquisition costs, net of cash acquired       $103,690             $38,453
                                                       ==========           =========

4.  Acquisitions

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

In May 2000, the Company acquired AHC, Inc. ("Abel"). Abel, whose principal manufacturing facility is in Buchen, Germany, supplies specialty, positive displacement pumps for a variety of applications primarily involving abrasive or corrosive fluids or those with a high solids content. Abel is reported as part of the Company's Fluid Handling segment.

In June 2000, the Company acquired certain assets in the U.K. from Oxford Instruments PLC related to a product line that has been combined with the Company's Gatan unit. Gatan is reported as a part of the Company's Analytical Instrumentation segment.

In June 2000, the Company acquired certain assets in Europe and the Middle East from a unit of Honeywell International, Inc. ("Honeywell") in conjunction with the Company's repurchase of the right to distribute and service its Compressor Controls unit's products in this territory. This agreement also includes certain noncompete provisions of Honeywell. Compressor Controls is reported as part of the Company's Industrial Controls segment.

In August 2000, the Company acquired Antek Instruments, Inc. and its affiliates ("Antek") which manufacture equipment that tests for, among other things, nitrogen and sulfur content in various compounds. Antek's primary facilities are located in Houston and near Austin, Texas. Antek will be reported as part of the Company's Analytical Instrumentation segment.

In September 2000, the Company acquired Hansen Technologies Corporation ("Hansen") which manufactures or distributes shut-off and control valves, auto-purgers and hermetic pumps to the commercial refrigeration industry. Hansen, whose primary facility is located near Chicago, Illinois, will be reported as part of the Company's Industrial Controls segment.

The combined purchase price for all of the above fiscal 2000 acquisitions was approximately $164 million. All of these acquisitions are being accounted for using the purchase method of accounting. Consequently, the operating results of these businesses are included in the Company's consolidated operating results beginning from their respective acquisition date. The excess of the purchase price over the fair value of net assets acquired is being amortized straight-line over lives ranging from 20 to 30 years. Initial purchase price allocations for the above acquisitions were preliminary and are subject to adjustment. However, the Company believes that any such adjustments would not be material for any of the above acquisitions.


5.  Fair Value of Financial Instruments

At July 31, 2000, the estimated fair value of the Company's $125 million of fixed-rate term notes was approximately $119.6 million. The unrecognized gain of $5.4 million is not reflected in the Company's financial statements.

At July 31, 2000, the Company was party to an interest rate swap agreement for a notional amount of $25 million that expires on May 1, 2003. Under this agreement, the Company receives a fixed rate of 7.68% and the Company pays 3-month LIBOR (6.89375% at July 31, 2000) plus 0.38%. Since the rate received by the Company is greater than the current rate payable by the Company, this agreement represents an unrecorded asset to the Company with an estimated value at July 31, 2000 of approximately $312,000.

6.  Inventories

Inventories are summarized below (in thousands):

                               July 31,    October 31,
                                 2000         1999
                               --------    -----------
Raw materials and supplies     $43,177       $27,811
Work in process                 14,405        14,556
Finished products               23,616        15,724
LIFO reserve                    (1,690)       (1,690)
                               -------       -------
                               $79,508       $56,401
                               =======       =======

7.  Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                   Three months ended          Nine months ended
                                         July 31,                    July 31,
                               --------------------------  --------------------------
                                 2000      1999    Change     2000     1999    Change
                               --------  --------  ------  --------  --------  ------
Net sales:
 Analytical Instrumentation    $ 51,339  $ 41,117  +24.9%  $159,059  $101,632  +56.5%
 Fluid Handling                  34,163    25,976  +31.5     86,801    72,576  +19.6
 Industrial Controls             39,081    37,002   +5.6    110,951   119,417   -7.1
                               --------  --------  -----   --------  --------  -----

  Total                        $124,583  $104,095  +19.7%  $356,811  $293,625  +21.5%
                               ========  ========  =====   ========  ========  =====

Gross profit:
 Analytical Instrumentation    $ 27,522  $ 23,010  +19.6%  $ 88,026    57,253  +53.7%
 Fluid Handling                  16,510    12,892  +28.1     42,203    34,743  +21.5
 Industrial Controls             19,942    18,356   +8.6     55,973    58,793   -4.8
                               --------  --------  -----   --------  --------  -----

  Total                        $ 63,974  $ 54,258  +17.9%  $186,202  $150,789  +23.5%
                               ========  ========  =====   ========  ========  =====

Operating profit*:
 Analytical Instrumentation    $  6,255  $  8,693  -18.0%  $ 25,810  $ 18,113  +42.5%
 Fluid Handling                   7,692     7,546   +1.9     21,281    19,636   +8.4
 Industrial Controls              7,828     6,931  +12.9     18,993    22,145  -14.2
                               --------  --------  -----   --------  --------  -----

  Total                        $ 21,775  $ 23,170   -6.0%  $ 66,084  $ 59,894  +10.3%
                               ========  ========  =====   ========  ========  =====

* Operating profit is before unallocated corporate general and administrative expenses. Unallocated corporate general and administrative expenses were $1,006 and $1,986 for the three months ended July 31, 2000 and 1999, respectively. These expenses were $4,599 and $5,071 for the nine months ended July 31, 2000 and 1999, respectively.


8.  Long-term Borrowings

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

Both of the above borrowing agreements are secured by guarantees from the Company's U.S. subsidiaries and the pledge of a percentage of the stock of certain of its non-U.S. subsidiaries.

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


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                     Three months ended      Nine months ended
                                           July 31,               July 31,
                                     -------------------   ---------------------
                                      2000         1999      2000         1999
                                     ------      -------   -------      --------
Gross profit:
  Analytical Instrumentation          53.6%        56.0%     55.3%        56.3%
  Fluid Handling                      48.3         49.6      48.6         47.9
  Industrial Controls                 51.0         49.6      50.4         49.2
                                      ----         ----     -----        -----
                                      51.4%        52.1%     52.2%        51.4%
                                      ====         ====     =====        =====
Operating profit:
  Analytical Instrumentation          12.2%        21.1%     16.2%        17.8%
  Fluid Handling                      22.5         29.0      24.5         27.1
  Industrial Controls                 20.0         18.7      17.1         18.5
  Unallocated corporate expenses      (0.8)        (1.9)     (1.3)        (1.7)
                                      ----         ----     -----        -----
                                      16.6         20.3      17.2         18.7
Interest expense                      (3.0)        (1.7)     (2.6)        (1.8)
Other income                           0.1          0.2       0.2          0.1
                                      ----         ----     -----        -----
Earnings before income taxes          13.7         18.8      14.8         17.0
Income taxes                           4.8          6.5       5.2          5.9
                                      ----         ----     -----        -----
Net earnings                           8.9%        12.3%      9.6%        11.1%
                                      ====         ====     =====        =====

  Three months ended July 31, 2000 compared to 1999

Net sales increased $20.5 million, or 20%, during the three months ended July 31, 2000 compared to the three months ended July 31, 1999. Most of this increase resulted from the contributions of companies acquired since April 30, 1999. The largest of these acquisitions were the instruments division of Varlen Corporation (June 1999), Redlake Imaging Corporation (November 1999), the motion analysis systems division of Eastman Kodak Company (November 1999), Flowdata, Inc. (February 2000), Cybor Corporation (February 2000) and Abel (May 2000). On a pro forma basis as if the acquired businesses had been included in the Company's results for same length of time in fiscal 1999 as in fiscal 2000, net sales were down 2%. Flowdata, Cybor and Abel are reported as part of the Company's Fluid Handling segment. All of the other named acquisitions are reported as part of the Company's Analytical Instrumentation segment.

Analytical Instrumentation reported sales were up 25% due to the incremental sales of recently acquired businesses more than offsetting weaker operating results in fiscal 2000. On a pro forma basis, each of the Analytical Instrumentation's primary product groupings (digital imaging, petroleum testing and leak testing) experienced a sales decline of about 10%. Fluid Handling sales (up 32% actual and up 4% pro forma) reflected the acquisitions mentioned above and continued strength in the segment's semiconductor equipment businesses (pro forma sales, including Cybor, were up 72%). These were partially offset by a

27% decline in centrifugal pump sales from weak municipal wastewater markets and a 12% decline in the segment's medical diagnostics pump business due to a continuing FDA compliance problem at a major customer that was unrelated to the Company's products. Industrial Controls sales were up 6% and pro forma sales were up 4%. This is the first quarter of fiscal 2000 this segment has experienced higher sales compared to fiscal 1999. This comparison for the segment's turbomachinery controls business benefited from an especially weak third quarter of fiscal 1999 and an 18% increase in sales to Gazprom (a large Russian energy company) during the third quarter of fiscal 2000.

Gross profit percentages decreased in the Analytical Instrumentation segment primarily due to the incremental business from MASD in fiscal 2000 which was at lower margins than the segment's other businesses. Gross profit percentages decreased in the Fluid Handling segment due to continued low volumes in its centrifugal pump business combined with the higher costs associated with this business moving into a larger facility earlier in fiscal 2000. Gross profit percentages increased in the Industrial Controls segment primarily from the higher volume of higher-margin business in its turbomachinery controls business in the third quarter of fiscal 2000.

Selling, general and administrative ("SG&A") expenses increased $10.1 million, or 31%, during the three months ended July 31, 2000 compared to the three months ended July 31, 1999. SG&A expenses as a percentage of sales is presented in the following table for the three months ended July 31, 2000 and July 31, 1999:

                                    2000   1999
                                    ----   ----
     Analytical Instrumentation      41%    35%
     Fluid Handling                  26%    21%
     Industrial Controls             31%    31%

     Total                           35%    32%

Increased costs relative to sales at Analytical Instrumentation were due to adverse leverage of reduced sales, mostly with the digital imaging businesses, and higher levels of costs in the recently acquired high resolution digital imaging businesses. Increased costs relative to sales at Fluid Handling were due to higher costs at recent acquisitions (primarily Abel and Flowdata) that are expected to improve in the future and a revised warranty estimate for an isolated prior year event at another of this segment's businesses. The overall increase for the Company also reflected the increased size of the Analytical Instrumentation segment, whose SG&A costs are typically higher than that of the Company's other business segments.

Interest expense increased $2.0 million, or 111%, for the three months ended July 31, 2000 compared to the three months ended July 31, 1999 due primarily to higher debt levels in fiscal 2000. During the 12 months ended July 31,2000, the Company incurred over $100 million of additional borrowings to fund its acquisitions.

Income taxes were 35.2% of pretax earnings for the three months ended July 31, 2000 compared to 34.7% during the three months ended July 31, 1999. The increased effective income tax rate in fiscal 2000 reflected some of the Company's recent acquisitions that are located in higher-tax jurisdictions and goodwill that will not be deductible for income tax purposes.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended July 31, 2000 and 1999 was mostly related to the Company's subsidiaries in Europe and Japan.

The following table summarizes net sales orders received ("bookings") and backlog information (dollars in thousands):

                                        Bookings                     Backlog
                              ---------------------------  ----------------------------
                                   Three months ended
                                        July 31,                     July 31,
                              ---------------------------  ----------------------------
                                 2000    1999     Change      2000      1999    Change
                              --------  -------  --------  ---------  --------  -------
Analytical Instrumentation    $ 62,636  $37,728   +66.0%    $ 50,859   $35,823   +42.0%
Fluid Handling                  36,281   23,063   +57.3       26,148    16,223   +61.2
Industrial Controls             39,756   32,137   +23.7       30,972    38,340   -19.2
                              --------  -------   -----     --------   -------  ------

                              $138,673  $92,928   +49.2%    $107,979   $90,386   +19.5%
                              ========  =======   =====     ========   =======  ======

The growth in Analytical Instrumentation bookings during the three months ended July 31, 2000 compared to the three months ended July 31, 1999 was significantly affected by recent acquisitions. On a pro forma basis, this segment's bookings increased 12%. The pro forma increase was mostly due to strength in this segment's digital imaging and petroleum testing businesses. Fluid Handling bookings increased 22% on a pro forma basis. This segment's increase was primarily caused by its semiconductor-related business more than doubling and its progressive cavity pump business being up over 30% due to improved oil & gas markets. Industrial Controls bookings increased 22% on a pro forma basis. This segment's increase was primarily caused by the third quarter of fiscal 1999 being an exceptionally poor bookings period that resulted from this segment's engineering services business' very large order in the second quarter of fiscal 1999. This large order reduced capacity for additional work in the third quarter.

Backlog at July 31, 2000 was 2% higher than pro forma backlog at July 31, 1999. On a pro forma basis, Analytical Instrumentation backlog was up 10%, Fluid Handling was up 23% and Industrial Controls was down 19%.


  Nine months ended July 31, 2000 compared to 1999

Net sales increased $63.2 million, or 22%, during the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999. Most of this increase resulted from the contributions of companies acquired during fiscal 2000 and fiscal 1999. The largest of these acquisitions were discussed previously. On a pro forma basis as if the acquired businesses had been included in the Company's results for the same length of time in fiscal 1999 as in fiscal 2000, net sales were down 2%.

Analytical Instrumentation reported sales were up 57% due to the incremental sales of recently acquired businesses more than offsetting weaker operating results in fiscal 2000. On a pro forma basis, this segment's sales were down 2%. Most of this decline was in petroleum testing equipment. Fluid Handling sales (up 20% actual and up 6% pro forma) reflected the acquisitions mentioned above and continued strength in the segment's semiconductor equipment businesses (pro forma sales, including Cybor, were up 104%) and an improved progressive cavity pump business (sales up 11%), Partially offsetting these gains were a 22% decline in the segment's centrifugal pump business and a 17% decline in its medical diagnostics business due to factors consistent with those discussed previously for the three month periods. Industrial Controls sales were down 7% (actual and pro forma). Although this comparison is negative, the third quarter was the first quarter of fiscal 2000 this segment experienced higher sales compared to fiscal 1999.

All of the gross profit percentage fluctuations between fiscal 2000 and fiscal 1999 were considered to be relatively small. The gross profit percentage decreased in the Analytical Instrumentation segment primarily due to the incremental business from MASD in fiscal 2000 which was at lower margins than the segment's other businesses. The gross profit percentage increased in the Fluid Handling segment due primarily to higher volume high-margin sales related to its semiconductor business. The gross profit percentage increased in the Industrial Controls segment primarily from decreased revenues related to lower-margin engineering services business.

SG&A expenses increased $28.8 million, or 30%, during the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999. SG&A expenses as a percentage of sales is presented in the following table for the nine months ended July 31, 2000 and July 31, 1999:


                                    2000   1999
                                    ----   ----
     Analytical Instrumentation      39%    39%
     Fluid Handling                  24%    21%
     Industrial Controls             33%    31%

     Total                           35%    33%

Fluid Handling costs increased as a percentage of sales primarily due to relatively high cost structures during integration at recent acquisitions (that is expected to improve in the future) and adverse leverage related to the segment's centrifugal pump business. Industrial Controls costs increased relative to sales primarily due to adverse leverage from reduced sales at the segment's engineered services business that has been adversely affected by energy market conditions.

Interest expense increased $3.8 million, or 70%, for the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999 due primarily to higher debt levels in fiscal 2000. During the 12 months ended July 31,2000, the Company incurred over $100 million of additional borrowings to fund its acquisitions.

Income taxes were 35.1% of pretax earnings for the nine months ended July 31, 2000 compared to 34.5% during the nine months ended July 31, 1999. The increased effective income tax rate in fiscal 2000 reflected some of the Company's recent acquisitions that are located in higher-tax jurisdictions and goodwill that will not be deductible for income tax purposes.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the nine months ended July 31, 2000 and 1999 was mostly related to the Company's subsidiaries in Europe and Japan.

The following table summarizes bookings for the nine months ended July 31, 2000 and 1999 (dollars in thousands):



                                2000      1999    Change
                              --------  --------  ------
Analytical Instrumentation    $172,250  $104,839  +64.3%
Fluid Handling                  93,965    76,418  +23.0
Industrial Controls            113,650   119,114   -4.6
                              --------  --------  -----

                              $379,865  $300,371  +26.5%
                              ========  ========  =====

Fiscal 2000 bookings compared to pro forma fiscal 1999 bookings were up 2% for the Company. Analytical Instrumentation bookings were up 3% compared to pro forma prior year, Fluid Handling bookings were up 10% and Industrial Controls bookings were down 5%. Analytical Instrumentation businesses generally had increased bookings (4-6%) compared to prior year pro forma bookings except for its petroleum testing business (down 3%). Fluid Handling bookings increasing compared to prior year pro forma bookings reflected its strong semiconductor business (up 114%) and improved progressive cavity pump business (up 18%) that more than offset declines in its other large industrial pump businesses (down 28%). Industrial Controls reported decreased bookings compared to prior year pro forma bookings that reflected weakness in its engineering services business (down 23% due to soft energy industry conditions) that more than offset improved conditions in its valve, controls and sensors businesses (up 10%).

Financial Condition, Liquidity and Capital Resources

Working capital increased to $123.2 million at July 31, 2000 compared to $89.6 million at October 31,1999. This increase arose principally from approximately $20 million of working capital that was acquired through business acquisitions during the first nine months of fiscal 2000 and approximately $16 million of short-term borrowings outstanding at October 31, 1999 under the German Credit Facility which was refinanced into long-term borrowings pursuant to the May 2000 credit agreements.

Total debt was $199.9 million (43% of total capital) at July 31, 2000 compared to total debt of $130.5 million (36% of total capital) at October 31, 1999. Increased debt levels and financial leverage at July 31, 2000 compared to October 31, 1999 resulted from the Company's acquisitions completed during the nine months ended July 31, 2000. All of these acquisitions were paid for with cash. Absent additional acquisitions, the Company expects cash flows during the fourth quarter of fiscal 2000 to enable debt levels to be reduced. The Company also has sufficient available capacity under its $275 million multi-currency revolving credit agreement to satisfy any reasonable short-term operating cash flow needs.

Subsequent to July 31, 2000, the Company acquired Antek Instruments, Inc. and affiliates ("Antek") and Hansen Technologies Corporation ("Hansen") for a net purchase price of approximately $60 million in cash. Financing was provided by the Company's existing credit facilities. These acquisitions further increased the Company's financial leverage. Had these acquisitions occurred at July 31, 2000, total debt would have been 50% of total capital.

The Company experienced record acquisition activity thus far in fiscal 2000 and it expects to continue an active acquisition program. Future acquisitions may be dependent upon available capacity under its current credit agreements. Any future acquisitions will be dependent upon satisfactory resolution of numerous contingencies, that may include completion of due diligence procedures, negotiation of a purchase agreement, obtaining regulatory approvals or obtaining shareholder approval. The completion of any future acquisitions is not assured. There can also be no assurance what the financial impact of future acquisitions will be on the Company.

The Company also previously announced that it has negotiated an extension to its long-term supply agreement with RAO Gazprom, the Russian natural gas utility. Gazprom has agreed to extend the preceding agreement with the Company's Compressor Controls unit under which it has supplied Gazprom with turbomachinery controls equipment for the past five years. The addendum to the agreement calls for an additional $150 million of purchases over and above the original agreement and extends the term through December 2007.


Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued several pronouncements, the most recent being Statement of Financial Accounting Standards No. 139 in June 2000, whose effective dates are not yet applicable to the Company. None of the standards yet to be adopted by the Company are expected to have a material impact on the Company's financial results or disclosures.


Forward-Looking Information

The information provided in this report, in other Company filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about the Company's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond the Company's control. Some of these risks include, but are not limited to, achieving the anticipated integration and operating results of recent acquisitions, uncertainty as to the timing and amounts of funding provided by foreign governmental bodies for research projects, compliance with unanticipated customer requests to accelerate or delay shipment of major projects, uncertainty about the continuation as anticipated of the level and the timing of future business with Gazprom and other customers in international economies with limited hard currency availability, unexpected volatility in the cyclicality of the various end-user markets served by the Company, and interest and foreign currency exchange rate fluctuations greater than anticipated. There is no assurance that these and other risks and uncertainties will not have an adverse impact on the Company's future operations, earnings, or other financial results or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risks on its outstanding borrowings. It is exposed to foreign currency risks pertaining to its transactions denominated in currencies other than the U.S. dollar. It is also exposed to equity market risks pertaining to the trading of its common stock.

The Company's interest expense related to its variable-rate borrowings will be directly affected by changes in interest rates. Except for the $125 million of term notes outstanding at July 31, 2000, most of the other outstanding debt was variable-rate debt. Therefore, an increase or decrease in interest rates of 10 basis points would increase or decrease the Company's annual interest expense by approximately $75,000. Changes in interest rates affect the fair market value of the Company's fixed-rate debt. At July 31, 2000 interest rates were higher than when the fixed-rate debt was issued in May 2000. Therefore, the fair market value of this debt was estimated to be $5.4 million less than the book value reported at July 31, 2000. An increase or decrease in interest rates of 10 basis points would decrease or increase the fair market value of the term notes by about $740,000. The Company also is party to an interest rate swap agreement whereby the Company receives a fixed interest rate and pays a variable interest rate on the notional amount of $25 million. On July 31, 2000, the fixed rate receivable by the Company was greater than the variable rate payable by the Company and the Company has estimated that the spread represented approximately $312,000 of value to the Company. An increase in the variable rate payable by the Company of 10 basis points would reduce the fair value by approximately $77,000.

The Company and its subsidiaries generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at July 31, 2000 and for the nine months then ended were principally denominated in Western European or Japanese currencies. At October 31, 1999 and for the year then ended, 10-15% of the Company's consolidated net assets and sales were denominated in these currencies. The Company expects that these currencies will remain relatively stable. Therefore, foreign exchange risks are not expected to have a material effect on the Company's financial statements.

Equity markets are influenced by many factors and changes in the Company's stock price may be influenced by factors other than its historical earnings and by factors not within the Company's control. The volatility of the Company's common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. The Company's stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. The stock price also affects the exercise price for the Company's employee stock purchase plan and some compensation plans. The sensitivity of these issues to a change in the Company's stock price are not readily determinable, but a change in its stock price by $1.00 is not believed to have a material effect on the Company's financial statements or disclosures.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

    (a)3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

       3.2  Amended and Restated By-Laws

   (b)4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

      4.02  Credit Agreement Dated as of May 18, 2000

      4.03  Note Purchase Agreement Dated as of May 18, 2000

  (a)10.01  1991 Stock Option Plan, as amended +

  (c)10.02  Non-employee Director Stock Option Plan, as amended +

  (d)10.03  Form of Amended and Restated Indemnification Agreement +

  (e)10.04  Employee Stock Purchase Plan +

  (e)10.05  2000 Stock Incentive Plan +

     10.06  Roper Industries, Inc. Non-Qualified Retirement Plan +

        27  Financial Data Schedule


b.  Reports on Form 8-K

       None.
_________________________

   (a) Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
   (b) Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
   (c) Incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.
   (d) Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.
   (e) Incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.

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


  Signature                         Title                         Date
  ---------                         -----                         ----

/s/ Derrick N. Key       Chief Executive Officer and         September 13, 2000
-----------------------  President
Derrick N. Key



/s/ Martin S. Headley    Vice President and                  September 13, 2000
-----------------------  Chief Financial Officer
Martin S. Headley



/s/ Kevin G. McHugh      Controller                          September 13, 2000
-----------------------
Kevin G. McHugh

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

    3.2    Amended and Restated By-Laws.

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

   4.02(a) Credit Agreement Dated as of May 18, 2000.

   4.03(b) Note Purchase Agreement Dated May 18, 2000.

  10.01 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998. +

  10.02 Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999. +

  10.03 Form of Amended and Restated Indemnification Agreement, incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999. +

  10.04    Employee Stock Purchase Plan, incorporated herein by reference to
           Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000. +

  10.05 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000. +

  10.06    Roper Industries, Inc. Non-Qualified Retirement Plan. +

     27    Financial Data Schedule


      +    Management contract or compensatory plan or arrangement.

      (a) The following exhibits and schedules to this agreement have been omitted and will be furnished supplementally upon request.

          Exhibits
          --------

          EXHIBIT A    Revolving Loan Commitments (Definitions)
          EXHIBIT A-1  Eurocurrency Payment Offices (Definitions)
          EXHIBIT B    Form of Borrowing/Election Notice (Section 2.2 and
                       Section 2.7 and Section 2.9)
          EXHIBIT C    Form of Request for Letter of Credit (Section 3.4)
          EXHIBIT D    Form of Assignment Agreement (Definitions and Section
                       13.3)
          EXHIBIT E    Form of Borrowers' US Counsel's Opinion and Form of
                       Borrowers' Foreign Counsel's Opinion (Section 5.1)
          EXHIBIT F    List of Closing Documents (Section 5.1)
          EXHIBIT G    Form of Officer's Certificate (Sections 5.2 and 7.1(A)
                       (iii))
          EXHIBIT H    Form of Compliance Certificate (Sections 5.2 and 7.1(A)
                       (iii))
          EXHIBIT I-1  Form of Parent Guaranty (Definitions)
          EXHIBIT I-2  Form of Subsidiary Guaranty (Definitions)
          EXHIBIT J    Form of Alternate Currency Addendum (Definitions)
          EXHIBIT K    Form of Revolving Loan Note (If Requested)
          EXHIBIT L    Form of Pledge Agreement (Definitions)
          EXHIBIT M    Form of Assumption Letter (Definitions)
          EXHIBIT N    Form of Sharing Agreement (Definitions)

          Schedules
          ---------

          Schedule 1.1.1  Permitted Existing Indebtedness (Definitions)
          Schedule 1.1.2  Permitted Existing Investments (Definitions)
          Schedule 1.1.3  Permitted Existing Liens (Definitions)
          Schedule 1.1.4  Permitted Existing Contingent Obligations
                          (Definitions)
          Schedule 6.3    Conflicts; Governmental Consents (Section 6.3)
          Schedule 6.8    Subsidiaries (Schedule 6.8)
          Schedule 6.9    ERISA (Section 6.9)
          Schedule 6.17   Environmental Matters (Section 6.17)

      (b) The following exhibits and schedules to this agreement have been omitted and will be furnished supplementally upon request.

          Exhibits
          --------

          EXHIBIT 1A      Form of 7.58% Senior Guaranteed Secured Note,
                          Series A, due May 18, 2007
          EXHIBIT 1B      Form of 7.68% Senior Guaranteed Secured Note,
                          Series B, due May 18, 2010
          EXHIBIT 4.4(a)  Form of Opinion of Special Counsel to the Company
          EXHIBIT 4.4(b)  Form of Opinion of Special Counsel to the Purchasers

          Schedules
          ---------

          SCHEDULE A      Information Relating To Purchasers
          SCHEDULE B      Defined Terms
          SCHEDULE 5.4    Subsidiaries of the Company and Ownership of
                          Subsidiary Stock
          SCHEDULE 5.5    Financial Statements
          SCHEDULE 5.15   Existing Indebtedness