Form 10-K
period 2000-10-31
ROPER INDUSTRIES INC /DE/
filed 2001-01-26
CIK 882835

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2000

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________ Commission File Number 1-12273

ROPER INDUSTRIES, INC. (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0263969 (I.R.S. Employer Identification No.)

160 Ben Burton Road
Bogart, Georgia 30622
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (706) 369-7170

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, $.01 Par Value Preferred Stock Purchase Rights with respect to Common Stock, $.01 Par Value	Name of Each Exchange On Which Registered New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge,  in definitive  proxy  or information statements incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of December 31, 2000: $1,011,942,929.

     Number of shares of Registrant’s Common Stock outstanding as of December 31, 2000: 30,609,284.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on March 16, 2001, are incorporated by reference into Part III

PART I

ITEM 1.    BUSINESS

Roper Industries, Inc. (“Roper”) designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of markets such as oil & gas, scientific research, medical diagnostics, semiconductor, refrigeration, petrochemical processing, large diesel engine and turbine/compressor control applications, automotive, water and wastewater, power generation, and agricultural irrigation industries.

Roper pursues consistent and sustainable growth in sales and earnings by operating and acquiring businesses that manufacture and sell high value-added, highly engineered industrial products that are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs and (iv) acquisition of similar businesses. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Year Ended October 31, 2000 Compared to Year Ended October 31, 1999 (i) and (ii) — Year Ended October 31, 1999 Compared to Year Ended October 31, 1998.”

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

Roper continued its growth in fiscal 2000 principally by new business and product-line acquisitions. In the Industrial Controls segment, Hansen Technologies was acquired in September 2000. Roper acquired two new Fluid Handling segment companies in February 2000; Flowdata, which was merged with Flow Technology, and Cybor, now operated as a division of Integrated Designs. A new industrial pump company also was added to the segment in May 2000 with the acquisition of Abel Pump. In August 2000, Antek Instruments was acquired to complement the Analytical Instrumentation segment’s Petroleum Analyzer business.

In addition to the new business acquisitions, an electron microscopy accessories product-line was acquired to extend Gatan’s business, and the European distribution rights to Compressor Controls’ products and services were also acquired from Honeywell International, Inc. and its affiliates.

These new business acquisitions and business expansion transactions were financed principally from borrowings and represented a combined investment of approximately $161.5 million. Roper’s debt under its primary credit facility was $232.6 million at October 31, 2000 and $109.0 million at October 31, 1999. Total debt was 47% and 36% of total capitalization at October 31, 2000 and 1999, respectively. Roper believes it is well positioned for additional new business and other business acquisitions.

International Sales. Sales outside the United States continue to play an important part in Roper’s overall operating results, including U.S.-based businesses. In fiscal 2000, 1999 and 1998, Roper’s net sales outside the U.S. were 52%, 51% and 50%, respectively, of total net sales. Information regarding international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”).

Research and Development. Roper conducts applied research and development to improve the quality and performance of its products, to develop new products and to enter new markets. Research and development performed by Roper often includes extensive field testing of its products. Roper expensed $22.6 million, $16.7 million and $18.0 million in the years ended October 31, 2000, 1999 and 1998, respectively, on research and development activities.

INDUSTRIAL CONTROLS

The Industrial Controls segment’s principal products include a wide variety of machinery and other industrial valves, controls, control systems and measurement and monitoring instruments which are manufactured and distributed by five U.S.-based, and one European-based, operating companies. Selected financial information for the Industrial Controls segment is set forth in Note 13 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. This segment’s principal sales and services consist of: (i) rotating machinery control systems and panels (ii) industrial valve, control and measurement products, (iii) vibration instrumentation and (iv) design, build, construct and install services.

Rotating Machinery Control Systems and Panels. Roper manufactures control systems and panels, and provides related engineering and commissioning services, for applications involving compressors, turbines, and engines in the oil & gas, pipeline, power generation and marine industries.

Industrial Valve, Control and Measurement Products. Roper manufactures a variety of valve, sensor, switch and control products used on engines, compressors, turbines and other powered equipment for the oil & gas, pipeline, power generation, refrigeration, marine and general industrial markets. Most of these products are designed for use in hazardous environments.

Vibration Instrumentation. Roper manufactures industrial vibration sensors, switches and transmitters for use in the broad industrial controls market. Their applications typically involve turbomachinery, engines, compressors, fans and/or pumps.

Engineering, Procurement and Construction Services. Roper provides specialized technical services to the product markets described above and thus offers turnkey solution capability to its customers. Services offered include engineering design, procurement, packaging and on-site installation.

Those classes of products within the Industrial Controls segment that accounted for at least 10% of Roper’s consolidated net sales in any of the periods presented below were as follows (in thousands):

	Year ended October 31,
	2000	1999	1998
Rotating machinery control systems and panels	$91,409	$78,979	$93,540
Industrial valve, control and measurement products	27,996	25,123	32,298

The following chart shows the breakdown of sales by market for fiscal 2000 for the Industrial Controls segment:

Backlog. The majority of this segment’s business consists of large engineered oil &gas development and transmission projects with lead times of three-to-nine months. Standard products generally ship within two weeks of receipt of order, while shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. Roper enters into blanket purchase orders for the manufacture of products for certain original equipment manufacturers (“OEMs”) and end-users over periods of time specified by such customers. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $29.2 million at October 31, 2000 compared to $29.3 million as of October 31, 1999.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturer’s representatives and industrial machinery distributors.

Customers. Each of Roper’s business units sells to a variety of customers worldwide. RAO Gazprom (“Gazprom”), a large Russian natural gas company, was the biggest single customer in this segment for the year, contributing approximately 21% of segment sales in fiscal 2000, and has indicated its interest to continue purchases of control systems for several years by agreeing to extend its existing supply agreement through 2007 to purchase an additional $150 million of control system products and services. However, continuation of this business at expected levels will continue to be subject to numerous commercial and political risks beyond Roper’s control and cannot be assured. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Forward Looking Information”.

FLUID HANDLING

The Fluid Handling segment’s principal products include general and specialty pumps and a range of flow metering products which are manufactured and distributed by five U.S.-based, and one European-based, operating units. Selected financial information for the Fluid Handling segment is set forth in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This segment’s principal products consist of (i) general industrial pumps, (ii) integrated dispense systems and (iii) flow metering products.

General Industrial Pumps. Roper manufactures a variety of general industrial pumps including (i) rotary gear pumps which operate on the principle of two gears intermeshing and are primarily used for pumping particle-free viscous liquids such as oil and certain fluid products, and specialty rotary gear pumps such as lubricating oil pumps for diesel engines and fuel distribution devices, (ii) progressing cavity pumps whose pumping elements consist of a steel rotor within an elastomeric stator and which are used primarily for handling viscous liquids with suspended solids and abrasive materials, such as Roper’s “mud motor” used in the oil & gas industry for directional drilling, (iii) centrifugal pumps which are used for pumping water and other low-viscosity liquids in agricultural, industrial and municipal applications, (iv) membrane and piston pumps which transport high solids content slurries used in a variety of industries including municipal, mining, ceramics, and food, (v) high-pressure piston pumps used in marine, food, and municipal applications, and (vi) piston-type metering pumps able to handle most types of chemicals and fluids within low-flow applications and used principally in the medical diagnostics, chemical processing, food processing and agricultural industries.

Integrated Dispense and Chemical Management Systems for Semiconductor Applications. Roper’s microprocessor-based integrated dispense systems are used principally in the semiconductor industry to dispense chemicals in a precise and repeatable fashion during the wafer fabrication process. These highly reliable dispense units either incorporate no mechanical displacement, utilizing the application of electronically regulated pressure, or utilize positive displacement technology. Cabinet based systems manage the distributions of bulk chemicals used in wafer fabrication to equipment such as the dispense systems mentioned above.

Flow Metering Products. Roper manufactures turbine flow meters, positive displacement meters, emissions measurement equipment and flow meter calibration products for the aerospace, automotive and other industrial applications.

Those classes of products within the Fluid Handling segment that accounted for at least 10% of Roper’s consolidated net sales in any of the periods presented below were as follows (in thousands):

	Year ended October 31,
	2000	1999	1998
General industrial pumps	$78,955	$76,193	$72,095

The following chart shows the breakdown of Fluid Handling segment sales by market for fiscal 2000:

Backlog. The Fluid Handling companies’ sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within six-to-twelve weeks following receipt of order, although larger project orders and blanket purchase orders for certain OEMs may extend for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $26.1 million at October 31, 2000 compared to $14.4 million as of October 31, 1999. The increase was attributed to both improved business conditions throughout the segment and new business acquisitions.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturer’s representatives and stocking and non-stocking distributors.

Customers. Several of the Fluid Handling segment’s companies have sales to one or a few customers that represent a significant portion of that company’s sales and the relative importance of such a concentrated customer base for these companies is expected to continue. However, no customer was responsible for as much as 10% of the segment’s fiscal 2000 net sales.

ANALYTICAL INSTRUMENTATION

The Analytical Instrumentation segment offers several lines of imaging products, testing and analysis products, and microscopy specimen preparation and handling products that are manufactured and distributed by ten U.S.-based, and two European-based, operating companies. Selected financial information for the Analytical Instrumentation segment is set forth in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This segment’s principal products consist of (i) digital imaging products, (ii) industrial leak-testing products, (iii) industrial fluid properties testing products, (iv) microscopy specimen preparation/handling products and (v) spectroscopy products.

Digital Imaging Products. Roper manufactures and sells extremely sensitive, high-performance charge-coupled device cameras and detectors for a variety of scientific and industrial uses, which use high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. These products are principally sold for use within academic, government research, semiconductor, automotive, ballistic and biological and material science end-user markets. They are frequently incorporated into OEM products.

Industrial Leak-Testing Products. Roper manufactures and sells products and systems to determine leaks and completeness of assemblies and sub-assemblies in the automotive, medical and consumer products industries.

Industrial Fluid Properties Testing Products. Roper manufactures and sells automated and manual test equipment to determine certain physical properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation of liquids and gasses for the petroleum and other fluid product industries.

Microscopy Specimen Preparation/Handling Products. Roper manufactures and sells specimen preparation and handling equipment for use with electron and other microscopes. The handling products are incorporated into OEM equipment and also sold as a retrofit for microscopes currently in use within the academic, government research, electronics, biological and material science end-user markets.

Spectroscopy Products. Roper manufactures and sells spectrometers, monochrometers and optical components and coatings for various high-end analytical applications. These products are often incorporated into OEM equipment for use within the research and material science end-user markets.

The class of products within the Analytical Instrumentation segment that accounted for at least 10% of Roper’s consolidated net sales in any of the periods presented below were as follows (in thousands):

	Year ended October 31,
	2000	1999	1998
Digital imaging products	$135,406	$89,739	$65,576
Industrial fluid properties testing products	51,499	27,300	14,891

The following chart shows the breakdown of Analytical Instrumentation segment sales by market for fiscal 2000:

Backlog. The Analytical Instrumentation companies have lead times of up to several months on many of their product sales, although standard products are often shipped within four weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $54.6 million at October 31, 2000 compared to $30.0 million as of October 31, 1999. Approximately half of the year-over-year increase was attributed to the fiscal 2000 acquisitions and the balance to general strength in the fiscal 2000 fourth quarter.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturers’ representatives, agents, distributors and direct sales offices in both the U.S. and various leading industrial nations.

Customers. Each of the companies in the Analytical Instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive, medical diagnostics and microscopy industries having operations globally. No segment customer accounted for as much as 10% of the segment’s sales.

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

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATION

Roper is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on Roper in the future. It is Roper’s policy to comply with all applicable environmental, health and safety laws and regulations.

Roper is subject to various U.S. and foreign federal, state and local laws affecting its businesses, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate Roper’s contractual relationships with its distributors and manufacturers’ representatives, some of which impose substantive standards on these relationships.

COMPETITION

Roper has significant competition from a limited number of companies in each of its markets. No single competitor competes with Roper over a significant number of product lines. Roper’s products compete primarily on the basis of performance, innovation and price.

PATENTS AND TRADEMARKS

Roper owns the rights under a number of patents and trademarks relating to certain of its products and businesses. While it believes that none of its companies is substantially dependent on any single, or group, of patents, trademarks or other items of intellectual property rights, the product development and market activities of Compressor Controls, Gatan, Integrated Designs, MASD and Roper Scientific, in particular, have been planned and conducted in conjunction with important and continuing patent strategies. Compressor Controls has been granted a series of U.S. and associated foreign patents and a significant portion of its fiscal 2000 sales of Compressor Controls-manufactured products was of equipment which incorporated innovations that are the subject of several such patents which will not begin to expire until 2004. Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its integrated dispense systems which accounted for the majority of its fiscal 2000 sales. The U.S. patent will expire in 2011.

EMPLOYEES

As of October 31, 2000, Roper had approximately 2,600 total employees, of whom approximately 2,000 were located in the United States.

ITEM 2.   PROPERTIES

Roper’s corporate offices, consisting of 9,500 square feet of leased space, are located near Athens, Georgia. Roper has established sales and service locations around the world to support its operating units. The principal operating company properties are on the table that follows.

Roper considers each facility to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated operating requirements.

		Square footage
Location	Property	Owned	Leased	Industry segment
Phoenix, AZ	Office / Mfg.	—	45,900	Fluid Handling
Tucson, AZ	Office / Mfg.	—	37,300	Analytical Instrumentation
Morgan Hill, CA	Office / Mfg.	—	10,500	Analytical Instrumentation
Pleasanton, CA	Office	—	19,400	Analytical Instrumentation
Richmond, CA	Office / Mfg.	66,000	—	Industrial Controls
San Diego, CA	Office / Mfg.	—	48,000	Analytical Instrumentation
San Jose, CA	Office / Mfg.	—	22,600	Fluid Handling
Orlando, FL	Mfg.	—	20,900	Analytical Instrumentation
Verson, France	Office / Mfg.	—	22,500	Industrial Controls
Commerce, GA	Office / Mfg.	189,000	—	Fluid Handling
Buchen, Germany	Office / Mfg.	191,500	—	Fluid Handling
Lauda, Germany	Office / Mfg.	24,000	—	Analytical Instrumentation
Des Moines, IA	Office / Mfg.	—	88,000	Industrial Controls
Belle Chasse, LA	Office / Mfg.	—	66,400	Industrial Controls
Burr Ridge, IL	Office / Mfg.	55,000	—	Industrial Controls
Acton, MA	Office / Mfg.	—	32,700	Analytical Instrumentation
Trenton, NJ	Office / Mfg.	40,000	—	Analytical Instrumentation
Syosset, NY	Office / Mfg.	—	27,500	Fluid Handling
Portland, OR	Office / Mfg.	—	128,000	Fluid Handling
Sewickley, PA	Office / Mfg.	—	21,100	Fluid Handling
Warrendale, PA	Mfg.	—	22,800	Analytical Instrumentation
Carrollton, TX	Office / Mfg.	—	22,000	Fluid Handling
Houston, TX	Office / Mfg.	12,600	—	Industrial Controls
Houston, TX	Office		10,500	Analytical Instrumentation
Houston, TX	Office / Mfg.	—	17,800	Analytical Instrumentation
Houston, TX	Office / Mfg.	—	27,500	Analytical Instrumentation
Marble Falls, TX	Office / Mfg	10,000	—	Analytical Instrumentation
San Antonio, TX	Office / Mfg.	—	37,900	Analytical Instrumentation
Bury St. Edmunds, U.K	Office / Mfg.	90,000	—	Industrial Controls

9

ITEM 3.   LEGAL PROCEEDINGS

Roper is a defendant in various lawsuits involving product liability, employment practices and other matters, none of which Roper believes, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations. The majority of such claims are subject to insurance coverage.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of Roper’s security-holders during the fourth quarter of fiscal 2000

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Roper’s single class of common stock issued and outstanding trades on the New York Stock Exchange (“NYSE”) under the symbol “ROP”. Following is the range of high and low sales prices for Roper’s common stock as reported by the NYSE during each of its fiscal 2000 and 1999 quarters. The last sales price reported by the NYSE on December 31, 2000, was $33.06.

		High	Low

2000	4th Quarter	$ 35.75	$ 26.19
	3rd Quarter	36.19	24.00
	2nd Quarter	37.38	25.81
	1st Quarter	38.56	30.00

1999	4th Quarter	38.56	29.75
	3rd Quarter	36.50	28.00
	2nd Quarter	29.59	20.88
	1st Quarter	22.50	15.75

Based on information available to Roper and its transfer agent, Roper believes that as of December 31, 2000 there were 241 record holders of its common stock.

Dividends. Roper has declared a cash dividend in each fiscal quarter since its February 1992 initial public offering and has also increased its dividend rate annually since the initial public offering. In November 2000, Roper’s Board of Directors increased the quarterly dividend rate to $0.075 per share, an increase of 7%, from the prior rate. However, the timing, declaration and payment of future dividends will be at the sole discretion of Roper’s Board of Directors and will depend upon Roper’s profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to the amount, if any, of cash dividends that will be declared in the future.

Recent Sales of Unregistered Securities. None

ITEM 6.    SELECTED FINANCIAL INFORMATION

The consolidated selected financial data presented below has been derived from Roper’s audited consolidated financial statements and should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and with Roper’s Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. All per share data have been restated to reflect the 2-for-1 stock split in August 1997.

	Year ended October 31,
	2000(1)	1999(2)	1998(3)	1997(4)	1996(5)
	(Dollars in thousands except per share data)
Operations data:
Net sales	$503,813	$407,256	$389,170	$298,236	$225,651
Gross profit	258,824	210,503	190,953	153,389	115,924
Income from operations	88,196	77,955	66,092	60,870	47,272
Net earnings applicable to common shares	49,278	47,346	39,316	36,350	28,857

Per share data:
Net earnings applicable to common shares:
Basic	$ 1.62	$ 1.56	$ 1.27	$ 1.19	$ 0.96
Diluted	1.58	1.53	1.24	1.16	0.93
Dividends	0.28	0.26	0.24	0.20	0.16

Balance sheet data:
Working capital	$129,463	$ 89,576	$ 82,274	$ 86,954	$ 45,007
Total assets	596,902	420,163	381,533	329,320	242,953
Long-term debt, less current portion	234,603	109,659	120,307	99,638	63,373
Stockholders’ equity	270,191	231,968	197,033	177,869	137,396

(1)	Includes results of MASD from November 1999, Abel Pump from May 2000, Antek Instruments from August 2000, Hansen Technologies from September 2000 and several smaller businesses acquired throughout fiscal 2000.

(2)	Includes results of Petroleum Analyzer companies acquired in June 1999.

(3)	Includes results of Photometrics from April 1998 and several smaller businesses acquired throughout fiscal 1998.

(4)	Includes results of Princeton and Petrotech from May 1997.

(5)	Includes results of Fluid Metering and Gatan from May 1996.

12

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Roper’s Consolidated Financial Statements and selected financial data included elsewhere in this Annual Report.

Results of Operations

General

The following table sets forth selected information for the years indicated. Amounts are dollars in thousands and percentages are of net sales.

	Year ended October 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.6	48.3	50.9

Gross profit	51.4	51.7	49.1
Selling, general and administrative expenses	33.9	32.6	32.1

Income from operations	17.5	19.1	17.0
Interest expense	2.7	1.8	2.0
Other income	0.3	0.4	0.3

Earnings before income taxes	15.1	17.7	15.3
Income taxes	5.3	6.1	5.2

Net earnings	9.8%	11.6%	10.1%

	Year ended October 31,
	2000		1999		1998
	$	%	$	%	$	%
Industrial Controls:(1)
Net sales	159,262		160,090		177,258
Gross profit	78,523	49.3	78,957	49.3	84,386	47.6
Operating profit(2)	28,460	17.9	29,973	18.7	31,458	17.7
Fluid Handling:(3)
Net sales	121,387		98,298		99,471
Gross profit	58,899	48.5	47,662	48.5	45,160	45.4
Operating profit(2)	29,600	24.4	27,386	27.9	24,125	24.3
Analytical Instrumentation:(4)
Net sales	223,164		148,868		112,441
Gross profit	121,402	54.4	83,884	56.3	61,407	54.6
Operating profit(2)	36,509	16.4	27,713	18.6	16,417	14.6

(1)	Includes results of Hansen Technologies from September 2000 and several smaller businesses acquired during the years presented.

(2)	Operating profit excludes unallocated corporate administrative costs. Such costs were $6,373, $7,117 and $5,908 for the years ended October 31, 2000, 1999 and 1998, respectively.

(3)	Includes results of Abel Pump from May 2000 and several smaller businesses acquired during the years presented.

(4)	Includes results of Photometrics from April 1998, the fiscal 1999 Petroleum Analyzer acquisitions from June 1999, MASD from November 1999, Antek Instruments from August 2000 and several smaller businesses acquired during the years presented.

13

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

Net sales for fiscal 2000 of $503.8 million, a 24% increase compared to the prior year, was the eighth consecutive year Roper established a record high. Excluding net sales to RAO Gazprom (“Gazprom”), a large Russian natural gas company, net sales increased 26% in fiscal 2000 compared to fiscal 1999. Net sales for fiscal 2000 were 1% less than pro forma net sales for fiscal 1999 (assuming fiscal 2000 acquisitions occurred at the same time in fiscal 1999).

Net sales for Roper’s Analytical Instrumentation segment increased 50%, mostly the result of business acquisitions (Petroleum Analyzer, MASD, Antek Instruments and other smaller businesses). This segment’s net sales were 2% less than the prior year’s pro forma net sales largely from lower comparative sales in fluid properties test equipment markets.

Net sales for Roper’s Fluid Handling segment increased 23%, mostly the result of business acquisitions (Flowdata, Cybor and Abel Pump) and a very strong fiscal 2000 for this segment’s semiconductor-related business. This segment’s net sales were 6% higher than pro forma net sales for fiscal 1999. Fluid Handling’s historical semiconductor business increased its net sales in fiscal 2000 by 81% (partly from favorable comparisons to reported net sales in the first half of fiscal 1999) and its recently-acquired business increased its net sales by 51% compared to the same period in the prior year. Fiscal 2000 net sales for this segment’s centrifugal pump business decreased 19% compared to the prior year due to weak agricultural and water/wastewater markets. Agricultural markets were adversely impacted by widespread drought conditions and low commodity prices in the United States. Roper believes the municipal water and wastewater markets were adversely affected by resources diverted to minimize Y2K exposures early in the fiscal year, and its centrifugal pump business had increased exposure to these markets as it developed larger pumps to pursue more lucrative projects. Fluid Handling’s piston metering pumps business’ net sales were also down 15% compared to fiscal 1999 as this company’s largest customer reduced its purchases until it resolves an FDA compliance problem unrelated to this company’s products. This company does not expect shipments to this customer to return to previous levels in the near future.

Net sales for Roper’s Industrial Controls segment decreased less than 1% in fiscal 2000 compared to fiscal 1999 and fiscal 2000 net sales were 3% less than pro forma fiscal 1999 net sales. The timing of this segment’s primary fiscal 2000 acquisition (Hansen Technologies) was such that it did not significantly affect fiscal 2000 results. This segment was significantly influenced by conditions in the exploration and production sectors of the oil & gas industry. Roper believes several large oil & gas business combinations early in the year delayed capital spending programs, and spending had yet to recover from the effects of relatively low oil and natural gas prices throughout much of fiscal 1999. Throughout fiscal 2000, net sales each quarter (excluding sales to Gazprom) improved in comparison to the same quarter of fiscal 1999. Whereas these first quarter net sales were down 22% compared to the prior year, fourth quarter net sales (also excluding Hansen Technologies) were up 13%. Net sales to Gazprom of $33.9 million in fiscal 2000 were comparable to fiscal 1999 net sales of $35.0 million.

The gross profit percentage for the Analytical Instrumentation segment decreased to 54.4% in fiscal 2000 compared to 56.3% in fiscal 1999. This decrease arose mostly from the inclusion of MASD for most of fiscal 2000. If MASD’s results were excluded from the segment’s results in fiscal 2000, the segment’s gross profit percentage was 55.9%.

Selling, general and administrative (“SG&A) expenses as a percentage of net sales in fiscal 2000 and fiscal 1999 are presented in the following table.

	2000		1999
	Total	Excl. goodwill amort.	Total	Excl. goodwill amort
Analytical Instrumentation	38%	34%	38%	34%
Fluid Handling	24	22	21	19
Industrial Controls	31	30	31	29
Corporate	1	1	2	2

Total	34%	31%	33%	30%

SG&A expenses increased as a percentage of net sales for Roper as a whole because of the increased costs in the Fluid Handling segment and the increased size of the Analytical Instrumentation segment with its relatively high level of SG&A expenses compared to Roper’s other business segments.

SG&A expenses for the Fluid Handling segment increased as a percentage of net sales mostly due to relatively high cost structures of recent acquisitions, particularly Abel Pump and Flowdata. Roper expects to bring these cost structures more in line with the segment’s other businesses. Another significant reason for this segment’s increased SG&A expenses as a percentage of net sales was the adverse leverage associated with the decline in the segment’s centrifugal pump business combined with the added costs of this business moving into a larger facility early in fiscal 2000.

Interest expense was $13.5 million in fiscal 2000 compared to $7.3 million in fiscal 1999. Interest expense was higher in fiscal 2000 due primarily to the borrowings associated with the numerous acquisitions that occurred during fiscal 1999 and especially during fiscal 2000. All of these acquisitions, representing total costs of approximately $200 million during these two fiscal years, were paid for with cash provided by Roper’s then-existing credit facilities.

The provision for income taxes was 35.1% of pretax earnings in fiscal 2000 compared to 34.5% in fiscal 1999. The increase in the effective income tax rate was due to several of the recent acquisitions located in relatively high income tax rate jurisdictions and the amortization of some of the excess of the purchase price over the net assets acquired (“goodwill”) which was not deductible for income tax purposes.

Roper’s other components of comprehensive earnings in fiscal 2000 were currency translation adjustments resulting from net assets denominated in currencies other than the U.S. dollar. These net assets were primarily denominated in Euros, British pounds or Japanese yen. The U.S. dollar strengthened against each of these currencies during fiscal 2000, but especially against the Euro and particularly during Roper’s fourth quarter of fiscal 2000. During fiscal 2000, Roper’s consolidated net assets decreased $6.7 million ($4.1 million in the fourth quarter) due to foreign currency translation adjustments. Roper’s goodwill denominated in non-U.S. currencies also decreased by $6.7 million due to currency translation adjustments. Therefore, the impact of foreign currency translation adjustments during fiscal 2000 on Roper’s future cash flows is expected to be immaterial to Roper’s future cash flows.

The following table summarizes Roper’s net sales orders and sales order backlog information (in thousands). The pro forma amounts include comparable time periods for those companies acquired during fiscal 2000.

	Net sales orders Year ended October 31,			Sales order backlog October 31,
	2000	1999		2000	1999
	Actual	Pro forma	Actual	Actual	Pro forma	Actual
Analytical Instrumentation	$239,903	$228,000	$148,478	$ 54,550	$41,693	$30,000
Fluid Handling	128,925	117,125	100,600	26,073	19,103	14,375
Industrial Controls	160,136	157,596	150,604	29,246	30,405	29,286

	$528,964	$502,721	$399,682	$109,869	$91,201	$73,661

The increase in Analytical Instrumentation’s net sales orders in fiscal 2000 compared to fiscal 1999 pro forma net sales orders was mostly due to an 8% increase in the segment’s digital imaging businesses and a 20% increase in its spectroscopy business (which was influenced by the strong semiconductor industry).

The increase in Fluid Handling’s net sales orders in fiscal 2000 compared to fiscal 1999 pro forma net sales orders was mostly due to continued strength in the segment’s semiconductor-related businesses, whose net sales orders increased 68%.

Year Ended October 31, 1999 Compared to Year Ended October 31, 1998

Net sales for fiscal 1999 of $407.3 million represented the seventh consecutive year that Roper established a record high. Net sales, excluding sales to Gazprom, increased 7% for the year ended October 31, 1999 compared to the year ended October 31, 1998. Total Industrial Controls net sales decreased 10% due mostly to difficult market conditions throughout the oil & gas industry as oil and natural gas prices were at historical lows in the early part of fiscal 1999, and consolidation within the industry. Each of these factors caused reductions in capital spending by Roper’s customers during fiscal 1999. Net sales to Gazprom were $35.0 million for the year ended October 31, 1999, down 16% from fiscal 1998, as a result of dropping certain low margin, pass-through products from the contract. Total Analytical Instrumentation net sales increased 32% due to full-year contributions from the fiscal 1998 acquisitions of Acton Research (February 1998) and Photometrics (March 1998), the partial-year contribution from the fiscal 1999 Petroleum Analyzer acquisitions (June 1999) and improved market conditions for the segment’s digital imaging business. On a pro forma basis, Analytical Instrumentation net sales increased 11% in fiscal 1999 compared to the prior year. Total Fluid Handling net sales decreased 1% in fiscal 1999 compared to fiscal 1998. Poor semiconductor equipment industry conditions that affected the Fluid Handling segment primarily in the first half of fiscal 1999 offset the strength in the segment’s centrifugal pump business as several new product offerings were very well received by the market.

Industrial Controls’ gross profit percentage increased 1.7 points in fiscal 1999 compared to the prior year. The major reason for the increase was the elimination of certain low-margin business with Gazprom in fiscal 1999. Analytical Instrumentation’s gross profit also increased 1.7 points in fiscal 1999 compared to the prior year. The major contributors to this increase were a $1.9 million inventory write-down in the fourth quarter of fiscal 1998, the realization of cost structure improvements at those businesses acquired over the past two years and volume leverage. Fluid Handling’s gross profit increased 3.1 points in fiscal 1999 compared to the prior year. This gain resulted from a number of factors, including improved product mix in fiscal 1999 from larger diameter centrifugal pumps, an improved power generation market, the leverage of improved semiconductor industry conditions in the second half of fiscal 1999, and improved cost structures throughout the segment. Every one of this segment’s businesses improved gross margins in fiscal 1999 compared to fiscal 1998. In addition, the improved consolidated gross profit percentage of 2.6 points in fiscal 1999 was due mostly to increased higher-margin Analytical Instrumentation sales.

SG&A expenses increased 6% in fiscal 1999 compared to the year ended October 31, 1998 mostly due to the partial year costs associated with Petroleum Analyzer. As a percentage of sales, these costs were 33% in fiscal 1999 compared to 32% in fiscal 1998. This increase was attributed mostly to the increased size of the Analytical Instrumentation segment, whose businesses typically have higher engineering and amortization costs compared to Roper’s other business segments. Analytical Instrumentation’s SG&A costs were 38% and 40% of sales in fiscal 1999 and 1998, respectively. Comparative percentages for the Industrial Controls and Fluid Handling segments were each within 1 point for these years. Excluding $3.8 million of Russian-related reserves recorded during the fourth quarter of fiscal 1998 in the Industrial Controls segment, this segment’s SG&A costs were about the same in fiscal 1999 as in fiscal 1998.

Interest expense was 8% lower during the year ended October 31, 1999 compared to fiscal 1998, with lower interest rates throughout most of fiscal 1999 as compared to fiscal 1998. The German revolving credit facility opened in June 1999 also accrued interest at a relatively low rate compared to U.S. borrowings. Average debt levels were about 4% higher in fiscal 1999 compared to the prior year.

The effective income tax rate was 34.5% for the year ended October 31, 1999 and 34.1% for the year ended October 31, 1998. The differences between the statutory income tax rate and the effective income tax rate for these years were not considered significant.

Average outstanding shares were less in fiscal 1999 than fiscal 1998 as a result of the repurchase of 1.2 million shares by Roper during the fourth quarter of fiscal 1998 through the second quarter of fiscal 1999. The buy-back program was terminated in May 1999.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of fiscal 1999 and fiscal 1998 was related to Roper’s subsidiaries in Europe and Japan.

Net cash provided by operating activities declined by $24.7 million, or 31%, primarily as a result of a $10.6 million increase in accounts receivable as compared to a $12.7 million decrease in the fiscal years ended October 31, 1999 and October 31, 1998, respectively. The reduction in 1998 was attributable to exceptional Gazprom cash receipts and the increase in 1999 arose primarily at Roper Scientific and Integrated Designs largely as a result of increased fourth quarter business levels.

The following table summarizes net sales orders and sales order backlog information (dollars in thousands):

	Net sales orders Year ended October 31,			Sales order backlog October 31,
	1999	1998		1999	1998
	Actual	Pro forma	Actual	Actual	Pro forma	Actual
Analytical Instrumentation	$148,478	$137,190	$111,637	$30,000	$32,153	$28,898
Fluid Handling	100,600	95,886	94,470	14,375	12,746	12,746
Industrial Controls	150,604	178,396	176,228	29,286	39,035	39,035

	$399,682	$411,472	$382,335	$73,661	$83,934	$80,679

On a pro forma basis to include fiscal 1999 acquisitions for the comparable prior year period, Analytical Instrumentation’s net sales orders and sales order backlog were up 8% and down 7%, respectively, in fiscal 1999 compared to fiscal 1998. Consolidated pro forma net sales orders and sales order backlog were down 3% and down 12%, respectively. Actual compared to pro forma results were about the same for the Fluid Handling and Industrial Controls segments. The 33% increase in Analytical Instrumentation’s net sales orders was due to the full-year contributions of Acton Research and Photometrics, the partial-year contribution of Petroleum Analyzer and strengthened digital imaging markets in fiscal 1999 (which also accounts for the pro forma increase). Fluid Handling’s net sales orders increased from its stronger centrifugal pump business and the increased sales order backlog reflected much better semiconductor industry conditions. Decreased Industrial Controls’ net sales orders reflected weak oil & gas industry conditions.

Financial Condition, Liquidity and Capital Resources

Working capital was $129.5 million at October 31, 2000 compared to $89.6 million at October 31, 1999. Total debt was $241.3 million at October 31, 2000 (47% of total capital) compared to $130.5 million at October 31, 1999 (36% of total capital). Roper’s increased financial leverage at October 31, 2000 compared to the prior year was due to the additional borrowings incurred to fund fiscal 2000 business acquisitions.

Roper’s principal $275 million credit facility with a group of banks provides most of its daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. This facility also provides that up to $75 million of borrowings may be denominated in designated non-U.S. currencies. At October 31, 2000, $79.0 million of U.S. denominated borrowings and the equivalent of $28.6 million of non-U.S. denominated borrowings were outstanding under this facility. Total unused availability under this facility was $166.6 million at October 31, 2000. This facility matures May 2005.

Roper’s outstanding indebtedness at October 31, 2000 also included $125 million of term notes. One set of notes totaling $40 million bears interest at 7.58% and matures May 2007. The other set of notes totaling $85 million bears interest at 7.68% and matures May 2010. Neither set of notes requires sinking fund payments.

Roper’s other outstanding indebtedness at October 31, 2000 totaled $8.7 million. $6.4 million of this amount was with Japanese banks to fund normal business requirements of its Japanese operations.

Most of the increase in working capital at October 31, 2000 compared to October 31, 1999 resulted from the working capital of the businesses acquired during fiscal 2000. Approximately $28 million of working capital, excluding cash, was acquired with these businesses. Another large increase in working capital resulted from refinancing the short-term German revolving credit facility borrowings of $15.9 million that existed at October 31, 1999. This agreement was replaced by the non-U.S. borrowing capabilities of the $275 million credit facility.

Roper had significant capital expenditures of $15.2 million during the year ended October 31, 2000 in order to expand or move to larger facilities at Roper Pump, Cornell Pump and Compressor Controls. Research and development-related capital expenditures were also significant at Gatan and Roper Scientific, two of Roper’s digital imaging businesses. Roper anticipates capital expenditures will decline in fiscal 2001.

In November 2000, Roper’s Board of Directors increased the quarterly cash dividend paid on its outstanding common stock from $0.07 per share to $0.075 per share, an increase of 7%. This represents the eighth consecutive year in which the quarterly dividend has been increased since Roper’s 1992 initial public offering. There are no plans for further dividend increases during fiscal 2001.

Roper believes that internally generated cash flows and the remaining availability under its various credit facilities will be adequate to finance normal operating requirements and further acquisition activities. Although Roper maintains an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on Roper’s activities, financial condition and results of operations. Roper may also explore alternatives to increase its access to additional capital resources.

Roper anticipates that its recently acquired companies as well as its other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which Roper historically has experienced. However, the rate at which Roper can reduce its debt during fiscal 2001 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of its existing companies and cannot be predicted with certainty.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) 133 – “Accounting for Derivative Instruments and Hedging Activities,” (and subsequently amended by SFAS 137 and SFAS 138) that will be applicable to Roper in its first quarter of fiscal 2001. Once adopted, this standard is not expected to significantly affect Roper’s financial position, operating results or disclosures. See Note 1 to Roper’s Notes to Consolidated Financial Statements for further discussion of this pronouncement.

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 101 – “Revenue Recognition in Financial Statements,” that will be applicable to Roper in its first quarter of fiscal 2001. SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles and does not supersede any existing authoritative literature. SAB 101 represents the interpretations and practices of the Securities and Exchange Commission in administering the disclosure requirements of the Federal securities laws. Once adopted, these guidelines are not expected to significantly affect Roper’s revenue recognition practices. See Note 1 to Roper’s Notes to Consolidated Financial Statements for further discussion of this pronouncement.

Other accounting pronouncements have also been released whose effective dates were not yet applicable to Roper’s fiscal 2000 financial statements. However, none of these other standards are expected to significantly affect Roper’s future financial statements.

Outlook

Fiscal 2001 is expected to be another record year for sales and earnings. Fiscal 2001 is expected to benefit from the full-year contributions from all of the acquisitions completed during fiscal 2000. Whereas the oil & gas industry has been a difficult market for Roper during the past two fiscal years, Roper’s Industrial Controls segment (the segment most dependent on this industry) had its highest level of sales and sales order bookings in the fourth quarter of fiscal 2000 than in any other quarter during this period. Roper is hopeful that this trend will continue. As announced previously, Roper has extended its long-term supply agreement with Gazprom whereby Gazprom will be supplied with an additional $150 million of equipment over and above the original agreement through December 2007. Roper expects that this extension will result in relatively consistent shipments to Gazprom in the near term.

Roper expects to continue an active acquisition program. However, completion of future acquisitions and their impact on Roper’s results or financial condition cannot be accurately predicted.

Forward Looking Information

The information provided elsewhere in this Annual Report, in Roper’s filings with the Securities and Exchange Commission, in press releases and in other public disclosures contains forward-looking statements about Roper’s businesses and prospects. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe Roper’s objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which generally are beyond Roper’s control and which may cause Roper’s actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Some of these risks include continuing improvement in Roper’s oil & gas markets, the level and timing of future business with Gazprom and other Eastern European customers, changes in interest rates, and the future operating results of the recently- and any newly-acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper’s future operations, financial condition, or financial results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Roper is exposed to interest rate risks on its outstanding borrowings. It is exposed to foreign currency exchange risks on its transactions denominated in currencies other than the U.S. dollar. It is also exposed to equity market risks pertaining to the traded price of its common stock.

At October 31, 2000, Roper had a combination of fixed-rate borrowings (primarily $125 million of term notes) and relatively variable-rate borrowings (primarily borrowings under the $275 million credit facility). Although each borrowing under the $275 million credit facility has a fixed rate, the terms of these individual borrowings are generally only 1-3 months.

At October 31, 2000, interest rates were higher than the fixed rates on the term notes. This resulted in the estimated fair values of the term notes being less than the face amounts of the notes. Roper estimated this difference to be $2.4 million and it represented an unrecorded increase in Roper’s net assets at October 31, 2000. If interest rates had been 0.1% higher, the difference between the fair values of the term notes and their face values would have increased to $3.2 million.

At October 31, 2000, Roper’s outstanding variable-rate borrowings under the $275 million credit facility were $107.6 million. An increase in interest rates of 0.1% would increase Roper’s annualized interest costs by $108,000.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros (or equivalent currencies), British pounds or Japanese yen.

Sales by companies whose functional currency was not the U.S. dollar were 20% of Roper’s total sales. The U.S. dollar strengthened against each of these currencies during fiscal 2000 (British pound: 13% and Japanese yen: 4%) and especially against the Euro (25%) and especially during the fourth quarter (11%). These exchange rate changes adversely impacted fiscal 2000 sales by approximately $9.2 million, or less than 2% of total sales. The percentage impact on earnings was similar. A similar strengthening of the U.S. dollar against these currencies in fiscal 2001 can be expected to have a similar adverse impact on Roper’s financial results.

The weakening of these currencies during fiscal 2000 also resulted in a reduction of net assets that was reported as a component of comprehensive earnings. The decrease during fiscal 2000 was $6.7 million. However, Roper’s future cash flow exposure to this change in exchange rates was expected to be minimal.

The traded price of Roper’s common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in Roper’s financial statements. The stock prices also influence the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. Certain cash compensation arrangements are also directly related to Roper’s stock price. The stock price also affects Roper’s employees’ perceptions of various Roper programs that involve its common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1 hereof. 23

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Page

Consolidated Financial Statements:

Report of Independent Public Accountants (fiscal 2000 and 1999 auditors)	F-2

Independent Auditors’ Report (fiscal 1998 auditors)	F-3

Consolidated Balance Sheets as of October 31, 2000 and 1999	F-4

Consolidated Statements of Earnings for the Years ended October 31, 2000, 1999 and 1998	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the
Years ended October 31, 2000, 1999 and 1998	F-6

Consolidated Statements of Cash Flows for the Years ended October 31, 2000, 1999 and 1998	F-7

Notes to Consolidated Financial Statements	F-8

Supplementary Data:

Schedule II — Consolidated Valuation and Qualifying Accounts for the Years ended
October 31, 2000, 1999 and 1998	S-1

F-1

Report of Independent Public Accountants

To the Shareholders of Roper Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Roper Industries, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 (II) of this Annual Report on Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia December 6, 2000 F-2

Independent Auditors’ Report

The Board of Directors and Stockholders
Roper Industries, Inc.:

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive earnings and cash flows of Roper Industries, Inc. and subsidiaries for the year ended October 31, 1998. In connection with our audit of the consolidated financial statements, we also audited the related financial statement schedule for the year ended October 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Roper Industries, Inc. and subsidiaries for the year ended October 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended October 31, 1998.

KPMG LLP

Atlanta, Georgia December 4, 1998 F-3

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets October 31, 2000 and 1999 (Dollar and share amounts in thousands, except per share data)

	2000	1999
Assets
Cash and cash equivalents	$ 11,372	$ 13,490
Accounts receivable, net	115,191	89,154
Inventories	83,627	56,401
Other current assets	3,765	2,774

Total current assets	213,955	161,819
Property, plant and equipment, net	48,907	34,797
Intangible assets, net	323,195	215,020
Other assets	10,845	8,527

Total assets	$ 596,902	$ 420,163

Liabilities and Stockholders’ Equity

Accounts payable	$ 26,486	$ 18,457
Accrued liabilities	48,299	31,444
Income taxes payable	3,001	1,485
Current portion of long-term debt	6,706	20,857

Total current liabilities	84,492	72,243

Long-term debt	234,603	109,659
Other liabilities	7,616	6,293

Total liabilities	326,711	188,195

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized;
none outstanding	—	—
Common stock, $0.01 par value per share; 80,000 shares authorized;
31,859 shares issued and 30,599 outstanding at October 31, 2000 and
31,551 shares issued and 30,282 outstanding at October 31, 1999	319	316
Additional paid-in capital	75,117	71,084
Retained earnings	228,652	187,911
Accumulated other comprehensive earnings	(8,913)	(2,172)
Treasury stock, 1,260 shares October 31, 2000 and 1,269 shares at
October 31, 1999	(24,984)	(25,171)

Total stockholders’ equity	270,191	231,968

Total liabilities and stockholders’ equity	$ 596,902	$ 420,163

See accompanying notes to consolidated financial statements. F-4

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Consolidated Statements of Earnings Years ended October 31, 2000, 1999 and 1998 (Dollar and share amounts in thousands, except per share data)

	2000	1999	1998

Net sales	$503,813	$407,256	$389,170
Cost of sales	244,989	196,753	198,217

Gross profit	258,824	210,503	190,953

Selling, general and administrative expenses	170,628	132,548	124,861

Income from operations	88,196	77,955	66,092

Interest expense	13,483	7,254	7,856
Other income	1,218	1,583	1,380

Earnings before income taxes	75,931	72,284	59,616

Income taxes	26,653	24,938	20,300

Net earnings	$ 49,278	$ 47,346	$ 39,316

Net earnings per share:
Basic	$ 1.62	$ 1.56	$ 1.27

Diluted	$ 1.58	$ 1.53	$ 1.24

Weighted average common shares outstanding:
Basic	30,457	30,268	31,001

Diluted	31,182	30,992	31,717

See accompanying notes to consolidated financial statements. F-5

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings

Years ended October 31, 2000, 1999 and 1998
(Dollar and share amounts in thousands, except per share data)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Total stockholders’	Compre- hensive
	Shares	Amount	capital	earnings	earnings	stock	equity	earnings
Balances at October 31, 1997	30,920	$309	$61,950	$ 116,547	$ (937)	$ —	$ 177,869

Net earnings	—	—	—	39,316	—	—	39,316	$ 39,316
Common shares issued for acquisitions	75	1	1,935	—	—	—	1,936	—
Exercise of stock options	312	3	3,260	—	—	—	3,263	—
Currency translation adjustments	—	—	—	—	31	—	31	31
Cash dividends ($0.24 per share)	—	—	—	(7,428)	—	—	(7,428)	—
Treasury stock purchases	(964)	—	—	—	—	(17,954)	(17,954)	—

Balances at October 31, 1998	30,343	313	67,145	148,435	(906)	(17,954)	197,033	$ 39,347

Net earnings	—	—	—	47,346	—	—	47,346	$ 47,346
Common shares issued for acquisitions	(45)	—	—	—	—	(1,667)	(1,667)	—
Exercise of stock options	244	3	3,939	—	—	—	3,942	—
Currency translation adjustments	—	—	—	—	(1,266)	—	(1,266)	(1,266)
Cash dividends ($0.26 per share)	—	—	—	(7,870)	—	—	(7,870)	—
Treasury stock purchases	(260)	—	—	—	—	(5,550)	(5,550)	—

Balances at October 31, 1999	30,282	316	71,084	187,911	(2,172)	(25,171)	231,968	$ 46,080

Net earnings	—	—	—	49,278	—	—	49,278	$ 49,278
Exercise of stock options	308	3	3,949	—	—	—	3,952	—
Currency translation adjustments	—	—	—	—	(6,741)	—	(6,741)	(6,741)
Cash dividends ($0.28 per share)	—	—	—	(8,537)	—	—	(8,537)	—
Treasury stock sold	9	—	84	—	—	187	271	—

Balances at October 31, 2000	30,599	$319	$75,117	$ 228,652	$(8,913)	$(24,984)	$ 270,191	$ 42,537

See accompanying notes to consolidated financial statements. F-6

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended October 31, 2000, 1999 and 1998 (In thousands)

	2000	1999	1998
Cash flows from operating activities:
Net earnings	$ 49,278	$ 47,346	$ 39,316
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization of property, plant
and equipment	8,623	6,620	6,106
Amortization of intangible assets	13,675	9,346	8,328
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	(13,863)	(10,621)	12,671
Inventories	(4,357)	3,778	3,028
Accounts payable and accrued liabilities	14,001	(7,557)	7,118
Income taxes payable	786	4,112	(1,001)
Other, net	(504)	(198)	607

Net cash provided by operating activities	67,639	52,826	76,173

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(161,546)	(36,343)	(62,676)
Capital expenditures	(15,150)	(5,148)	(5,502)
Other, net	(1,531)	167	(252)

Net cash used in investing activities	(178,227)	(41,324)	(68,430)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	321,941	45,926	60,896
Principal payments on notes payable and long-term debt	(208,012)	(41,867)	(37,522)
Cash dividends to stockholders	(8,537)	(7,870)	(7,428)
Treasury stock sales (purchases)	271	(5,550)	(17,954)
Proceeds from stock option exercises	3,952	3,942	3,263
Other, net	—	(1,667)	(200)

Net cash provided by (used in) financing activities	109,615	(7,086)	1,055

Effect of exchange rate changes on cash	(1,145)	(276)	(97)

Net increase (decrease) in cash and cash equivalents	(2,118)	4,140	8,701

Cash and cash equivalents, beginning of year	13,490	9,350	649

Cash and cash equivalents, end of year	$ 11,372	$ 13,490	$ 9,350

See accompanying notes to consolidated financial statements. F-7

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

(1)	Summary of Accounting Policies

Basis of Presentation - These financial statements present consolidated information for Roper Industries, Inc. (“Roper”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Nature of the Business - Roper designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of industrial markets.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts of $4,294,000 and $3,760,000 at October 31, 2000 and 1999, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Certain prior year sales to large natural gas distribution companies and compressor manufacturers in countries that were part of the former Soviet Union were on an open account basis. During the fourth quarter of fiscal 1998, economic uncertainties in Russia and the region deteriorated, and a severe devaluation of the region’s currencies occurred. This created additional doubt concerning the collectibility of certain accounts receivable from customers in this region. In response to these events, Roper provided $3.8 million to fully reserve these receivables, except those from RAO Gazprom, a large Russian natural gas company.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. At October 31, 2000 and 1999, Roper had no cash equivalents.

Earnings per Share - Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective year. Common stock equivalents consisted of stock options, and the effects of common stock equivalents were determined using the treasury stock method.

For the years ended October 31, 2000, 1999 and 1998, there were 9,000, none and 365,000 stock options outstanding at October 31, 2000, 1999 and 1998, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Roper’s long-term debt at October 31, 2000 included $125 million of fixed-rate term notes. Roper has determined that current comparable interest rates at October 31, 2000 were higher than the stated rates of the term notes by approximately one-fourth to one-third of a percentage point. A discounted cash flow analysis of anticipated cash flows using October 31, 2000 interest rates indicated that the fair values of the term notes were less than the face amounts of the term notes by $2.4 million at October 31, 2000. This amount is not reflected in Roper’s basic financial statements. At October 31, 1999, Roper had a similar unrecorded asset of $2.5 million.

Most of Roper’s other borrowings at October 31, 2000 were at various interest rates that adjust relatively frequently under its $275 million credit facility. The fair value for each of these borrowings at October 31, 2000 was estimated to be the face value of these borrowings.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

In May 2000, Roper entered into a 3-year interest rate swap agreement for a notional amount of $25 million. Under this agreement, Roper received a fixed interest rate of 7.68% and paid a variable rate of 3-month LIBOR plus a margin. In November 2000, Roper entered into another agreement that effectively terminated this swap agreement for an insignificant gain.

In February 1998 and April 1998, Roper entered into five-year interest rate swap agreements for notional amounts of $50 million and $25 million, respectively. In both agreements, Roper paid a fixed interest rate, and the other party paid a variable interest rate. In June 1998, both of these agreements were amended to lower Roper’s fixed interest rate obligations in exchange for granting the other party an option to extend the agreements for an additional five years. In May 2000, Roper effectively terminated these agreements and received $1.8 million. This gain is being amortized over the original term of the agreements.

The fair values for all of Roper’s other financial instruments at October 31, 2000 approximated their carrying values.

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results. Translation adjustments are reflected as a component of other comprehensive earnings.

Impairment of Long-Lived Assets - Roper periodically reviews its long-lived assets (mostly property, plant and equipment, identified intangible assets and goodwill) for events or changes in circumstances that may indicate that the carrying amount of these assets has been impaired. Impairment, especially with respect to goodwill, is evaluated by comparing the estimated undiscounted future cash flows of the related business to the carrying amount of the goodwill. Roper’s review did not warrant recognition of any impairment during any of the three years in the period ended October 31, 2000.

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax structures that vary from country to country and the United States’ treatment of non-U.S. earnings. United States income taxes, net of foreign taxes, have been provided on the undistributed earnings of non-U.S. subsidiaries, except in those instances where such earnings are currently expected to be permanently reinvested. If such permanently reinvested earnings were to be distributed or otherwise subject to U.S. income taxes, foreign tax credits would reduce the amount of income taxes otherwise due in the United States. Determination of the amount of unrecognized deferred income taxes related to these permanently reinvested earnings is not practical.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Intangible Assets - Intangible assets consisted principally of goodwill, which is amortized on a straight-line basis over periods ranging from 5 to 40 years. The accumulated amortization for intangible assets was $45.5 million and $32.3 million at October 31, 2000 and 1999, respectively. Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Other intangible assets not arising out of acquisitions are recorded at cost.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined using either the first-in, first-out method or the last-in, first-out method (“LIFO”). Inventories valued at LIFO cost comprised 11% and 15% of consolidated inventories at October 31, 2000 and 1999, respectively.

One of Roper’s subsidiaries had a decrement in its LIFO reserve during fiscal 2000, 1999 and 1998. The impact of these decrements on Roper’s results of operations was immaterial for each of these years.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

Other Comprehensive Earnings - Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings for Roper during fiscal 2000, 1999 and 1998 were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

Property, Plant and Equipment and Depreciation and Amortization - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets as follows:

Buildings Machinery Other equipment	20-30 years 8-12 years 3-5 years

Recently Released Accounting and Reporting Pronouncements - Statement of Financial Accounting Standards (“SFAS”) 133 - “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS 133 was subsequently amended by SFAS 137 and SFAS 138 to, among other things, defer the effective date of SFAS 133 such that it is applicable to Roper beginning with its first quarter of fiscal 2001. Although Roper has had agreements in the past that would affect Roper’s financial reporting under this new standard, there were no such agreements in place at October 31, 2000 that would have a significant effect on Roper’s financial statements.

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 101 - “Revenue Recognition in Financial Statements,” that will be applicable to Roper in its first quarter of fiscal 2001. SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles and does not supersede any existing authoritative literature. SAB 101 represents the interpretations and practices of the Securities and Exchange Commission in administering the disclosure requirements of the U.S. securities laws. Some of the topics addressed by SAB 101 include persuasive evidence of an arrangement, delivery or performance, customer acceptance and a fixed or determinable price. Once adopted, these guidelines are not expected to significantly affect Roper’s revenue recognition practices.

Other accounting pronouncements have also been released whose effective dates were not yet applicable to Roper’s fiscal 2000 financial statements. However, none of these other standards are expected to significantly affect Roper’s future financial statements.

Reclassifications - Certain reclassifications have been made to fiscal 1999 and fiscal 1998 information that was previously reported to be consistent with the presentation of fiscal 2000 information.

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $22.6 million, $16.7 million and $18.0 million for the years ended October 31, 2000, 1999 and 1998, respectively.

Revenue Recognition - Revenue is generally recognized as products are shipped or services are rendered. Some sales contracts contain customer acceptance provisions. When the customer’s specifications are known and Roper can demonstrate compliance with these requirements, it recognizes revenue upon delivery of the product, which may precede formal acceptance by the customer. In isolated cases whereby relevant criteria have been satisfied, Roper may recognize revenue even though delivery has not occurred. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. Estimated losses on any projects are recognized as soon as such losses become known.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

Stock Options - Roper accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion 25 — “Accounting for Stock Issued to Employees.” Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 — “Accounting for Stock-Based Compensation,” provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

(2)	Business Acquisitions

Over the past three years, Roper completed nine business acquisitions in fiscal 2000, one in fiscal 1999 and four in fiscal 1998. All of these acquisitions were accounted for using the purchase method of accounting. The acquired assets and liabilities of the acquired businesses were recorded at their estimated fair values, and the results of operations were included in Roper’s results of operations beginning from the date acquired. Some allocations of fair value associated with recent acquisitions included estimates and were preliminary as of October 31, 2000. Also at October 31, 2000, Roper had several unresolved issues with the sellers of acquired businesses, and the resolution of these issues could affect the purchase price. Roper does not expect that subsequent fair value revisions or purchase price revisions will be significant.

Acquisition costs include amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition. Acquisitions whose costs were greater than 5% of Roper’s total assets at the beginning of the fiscal year during which the acquisition occurred are listed in the table below (acquisition costs in thousands). All acquisitions listed below were paid for with cash.

	Date Acquired	Acquisition costs	Business segment	Goodwill period
Hansen Technologies	Sep 2000	$35,583	Industrial Controls	25 years
Antek Instruments	Aug 2000	22,017	Analytical Instrumentation	30 years
Abel Pump	May 2000	23,161	Fluid Handling	30 years
MASD	Nov 1999	49,332	Analytical Instrumentation	25 years
Petroleum Analyzer	Jun 1999	36,439	Analytical Instrumentation	25 years
Photometrics	Mar 1998	36,400	Analytical Instrumentation	25 years

Hansen Technologies distributes manufactured and outsourced shut-off and control valves, auto-purgers and hermetic pumps for the commercial refrigeration industry. Hansen Technologies’ principal facility is located near Chicago, Illinois.

Antek Instruments manufactures and supplies spectrometers primarily used to detect sulfur, nitrogen and other chemical compounds in petroleum, food and beverage processing and other industries. Antek Instruments’ principal facilities are located in Houston and near Austin, Texas.

Abel Pump manufactures and supplies specialty positive displacement pumps for a variety of industrial applications, primarily involving abrasive or corrosive fluids or those with high solids content. Abel Pump’s principal facility is located near Hamburg, Germany.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

MASD designs, manufactures and markets high-speed digital cameras used in automotive, industrial, military and research markets. MASD also manufactures and markets high-resolution digital cameras for the machine vision and image conversion markets. MASD’s principal facility is located in San Diego, California.

Petroleum Analyzer manufactures, markets and distributes instrumentation products for petroleum analysis in the laboratory and process markets. The acquired business has principal facilities in San Antonio, Texas and near Frankfurt, Germany. This business was merged into a pre-existing complementary business.

Photometrics manufactures and markets extremely sensitive cooled CCD cameras and detectors for primary and applied research markets. This business is located in Tucson, Arizona. Subsequent to its acquisition it was combined with a pre-existing complementary business.

Using applicable rules, the following unaudited pro forma summary presents Roper’s consolidated results of operations as if the acquisitions during fiscal 2000 and 1999 had occurred at the beginning of fiscal 1999 (in thousands). However, actual results may have been different had the acquisitions occurred at an earlier date and this pro forma information provides no assurance as to future results.

Year ended October 31,
	2000	1999
Net sales	$ 556,685	$ 564,469

Net earnings	$ 49,383	$ 48,047

Net earnings per share:
Basic	$ 1.62	$ 1.59

Diluted	$ 1.58	$ 1.55

(3)	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended October 31 was as follows (in thousands):

	2000	1999	1998
Cash paid for:
Interest	$ 9,018	$ 7,471	$ 6,869

Income taxes, net of refunds received	$ 25,867	$ 20,826	$ 19,906

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$ 177,230	$ 42,770	$ 69,755
Liabilities assumed	(15,684)	(6,427)	(5,143)
Common shares issued	—	—	(1,936)

Cash paid, net of cash acquired	$ 161,546	$ 36,343	$ 62,676

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

(4)	Inventories

The components of inventories at October 31 were as follows (in thousands):

	2000	1999
Raw materials and supplies	$ 44,493	$ 27,811
Work in process	16,704	14,556
Finished products	24,187	15,724
LIFO reserve	(1,757)	(1,690)

	$ 83,627	$ 56,401

(5)	Property, Plant and Equipment

The components of property, plant and equipment at October 31 were as follows (in thousands):

	2000	1999
Land	$ 2,277	$ 1,524
Buildings	21,263	20,604
Machinery, tooling and other equipment	78,289	58,712

	101,829	80,840
Accumulated depreciation and amortization	(52,922)	(46,043)

	$ 48,907	$ 34,797

(6)	Accrued Liabilities

Accrued liabilities at October 31 were as follows (in thousands):

	2000	1999
Wages and other compensation	$17,929	$14,478
Commissions	6,889	4,317
Interest	6,074	355
Other	17,407	12,294

	$48,299	$31,444

(7)	Income Taxes

Earnings before income taxes for the years ended October 31 consisted of the following components (in thousands):

	2000	1999	1998
United States	$61,074	$59,972	$48,065
Other	14,857	12,312	11,551

	$75,931	$72,284	$59,616

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

Components of income tax expense for the years ended October 31 were as follows (in thousands):

	2000	1999	1998
Current:
Federal	$19,587	$16,317	$ 17,188
State	945	1,102	353
Foreign	5,559	5,449	3,941
Deferred expense (benefit)	562	2,070	(1,182)

	$26,653	$24,938	$ 20,300

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended October 31 were as follows:

	2000	1999	1998
Federal statutory rate	35.0%	35.0%	35.0%
Exempt income of Foreign Sales Corporation	(3.7)	(3.7)	(3.5)
Goodwill amortization	2.3	2.3	2.2
Other, net	1.5	0.9	0.4

	35.1%	34.5%	34.1%

Components of the deferred tax assets and liabilities at October 31 were as follows (in thousands):

	2000	1999
Deferred tax assets:
Reserves and accrued expenses	$4,964	$3,455
Inventories	1,315	880
Research and development	800	250
Postretirement medical benefits	545	584
Amortizable intangible assets	—	811

Total deferred tax assets	7,624	5,980

Deferred tax liabilities:
Plant and equipment	1,738	760
Former IC-DISC recapture	724	872
Amortizable intangible assets	365	—

Total deferred tax liabilities	2,827	1,632

Net deferred tax asset	$4,797	$4,348

Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

(8)	Long-Term Debt

Total debt at October 31 consisted of the following (table amounts in thousands):

	2000	1999
$275 million credit facility	$107,581	$ —
7.58% Senior Guaranteed Secured Notes	40,000	—
7.68% Senior Guaranteed Secured Notes	85,000	—
$200 million U.S. revolving credit facility	—	109,000
$30 million German revolving credit facility	—	15,866
Other	8,728	5,650

Total debt	241,309	130,516
Less current portion	6,706	20,857

Long-term debt	$234,603	$109,659

In May 2000, Roper entered into two new credit agreements and simultaneously cancelled its then-existing $200 million U.S. revolving credit facility and its $30 million German revolving credit facility.

One of the new agreements was with a group of banks and provided for a $275 million credit facility consisting primarily of revolving loans, swing line loans and letters of credit. Up to $75 million of borrowings under this facility may be denominated in designated non-U.S. currencies. Interest on outstanding borrowings is influenced by the type and currency of the borrowings. Roper expects that the majority of the borrowings will be denominated in U.S. dollars and bear interest at EURIBOR plus a margin. The margin is influenced by certain financial ratios of Roper and can range from 0.625% to 1.125%. This facility also provides that Roper will maintain certain financial ratios addressing, among other things, coverage of fixed charges, total debt under other agreements, consolidated net worth and capital expenditures. Other costs and provisions of this facility are believed to be customary. Repayment of Roper’s obligations under this facility is guaranteed by its domestic subsidiaries and the pledge of some of the stock of some of Roper’s foreign subsidiaries. This agreement matures on May 18, 2005.

At October 31, 2000, utilization of the $275 million facility included $79.0 million of U.S. denominated borrowings, $28.6 million of borrowings denominated in Euros and $776,000 of outstanding letters of credit. The weighted average interest rate on outstanding borrowings at October 31, 2000 under this facility was 6.4%.

The other new May 2000 agreement was with a group of insurance companies that provided for $40 million of 7.58% term notes due May 18, 2007 and $85 million of 7.68% term notes due May 18, 2010. The guarantees, pledges and financial covenants associated with this agreement were similar, but slightly less restrictive, than those in the $275 million credit facility.

Future maturities of long-term debt during each of the next five years ending October 31 and thereafter were as follows (in thousands):

2001	$ 6,706
2002	277
2003	1,026
2004	183
2005	107,754
Thereafter	125,363

$241,309

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

(9)	Retirement and Other Benefit Plans

Roper maintains two defined contribution retirement plans, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all domestic employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these two plans were $3,956,000, $3,269,000 and $3,293,000 in fiscal 2000, 1999 and 1998, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

Pursuant to the fiscal 1999 Petroleum Analyzer acquisition, Roper agreed to assume a defined benefit pension plan covering certain U.S. employees subject to a collective bargaining agreement. Upon obtaining necessary regulatory approvals, Roper intends to terminate this plan. Total plan assets at October 31, 2000 were not material and the anticipated costs associated with terminating this plan were not expected to be material.

In November 1999, Roper’s Board of Directors (the “Board”) approved an employee stock purchase plan covering eligible employees whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares authorized by the Board on a periodic basis. During the year ended October 31, 2000, participants of the employee stock purchase plan purchased 9,000 shares of Roper’s common stock for total consideration of $271,000. All of these shares were purchased from Roper’s treasury shares.

(10)	Common Stock Transactions

Roper’s restated Certificate of Incorporation provides that each outstanding share of Roper’s common stock entitles the holder thereof to five votes per share, except that holders of outstanding shares with respect to which there has been a change in beneficial ownership during the four years immediately preceding the applicable record date will be entitled to one vote per share.

Roper has a Shareholder Rights Plan whereby one Preferred Stock Purchase Right (a “Right”) accompanies each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board’s consent. Each Right may be exercised to acquire one one-thousandth of a newly issued share of Roper’s Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase Roper’s common stock having a market value at such time of twice the Right’s exercise price. The Rights may be redeemed by Roper at a redemption price of $0.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights expire on January 8, 2006.

Roper periodically enters into agreements with the management of newly-acquired companies for the issuance of Roper’s common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive. At October 31, 2000, 20,000 shares of common stock were reserved for future issuance under such agreements.

(11)	Stock Options

Roper has two stock incentive plans (the “1991 Plan” and the “2000 Plan”), which authorize the issuance of up to 4,500,000 shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, stock appreciation rights or equivalent instruments. Stock options under both plans may be granted at prices not less than 100% of market value of the underlying stock at the date of grant. All stock options granted under these plans vest annually and ratably over a five-year period from the date of the grant. Stock options expire ten years from the date of grant. The 1991 Plan provided that options must be granted by December 17, 2001. The 2000 Plan has no expiration date.

Roper also has a stock option plan for non-employee directors (the “Non-employee Director Plan”). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of Roper’s common stock and thereafter options to purchase an additional 4,000 shares each year under terms and conditions similar to the above-mentioned stock option plans, except that following their grant, all options become fully vested at the time of the Annual Meeting of Shareholders following the grant date and are exercisable ratably over five years following the date of grant.

A summary of stock option transactions under these plans and information about stock options outstanding at October 31, 2000 are shown below:

	Outstanding options		Exercisable options
	Number	Average exercise price	Number	Average exercise price
October 31, 1997	2,132,000	$14.51	995,000	$11.58
Granted	389,000	27.59
Exercised	(316,000)	10.73
Canceled	(118,000)	19.48

October 31, 1998	2,087,000	17.24	1,109,000	13.08
Granted	350,000	18.71
Exercised	(251,000)	13.66
Canceled	(69,000)	22.22

October 31, 1999	2,117,000	17.67	1,226,000	14.67
Granted	365,000	33.18
Exercised	(320,000)	13.68
Canceled	(79,000)	25.76

October 31, 2000	2,083,000	$20.69	1,199,000	$16.45

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life	Number	Average exercise price
$ 3.75 - 10.00	196,000	$6.51	2.1 years	196,000	$6.51
10.01 - 15.00	196,000	11.81	4.0 years	196,000	11.81
15.01 - 20.00	761,000	17.36	5.3 years	512,000	17.12
20.01 - 25.00	288,000	23.00	6.2 years	179,000	23.02
25.01 - 30.00	276,000	27.27	7.1 years	104,000	27.34
30.01 - 35.84	366,000	33.17	9.0 years	12,000	32.72

$ 3.75 - 35.84	2,083,000	$20.69	5.9 years	1,199,000	$16.45

For pro forma disclosure purposes, the following fair values and the primary assumptions used to determine these fair values were used. All stock options granted during each of the years ended October 31, 2000, 1999 and 1998 were at exercise prices equal to the market price of Roper’s common stock when granted.

	2000	1999	1998
Weighted average fair value per share ($)	15.37	8.95	11.73
Risk-free interest rate (%)	6.75	5.75	6.25
Average expected option life (years)	7.00	7.00	7.00
Expected volatility (%)	35-49	35-41	25-36
Expected dividend yield (%)	1.00	0.75	0.75

Had Roper recognized compensation expense during fiscal 2000, 1999 and 1998 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been as presented below.

	2000	1999	1998
Net earnings, as reported (in thousands)	$49,278	$47,346	$39,316
Net earnings, pro forma (in thousands)	45,385	44,177	36,094
Net earnings per share, as reported:
Basic	1.62	1.56	1.27
Diluted	1.58	1.53	1.24
Net earnings per share, pro forma:
Basic	1.49	1.46	1.16
Diluted	1.46	1.43	1.14

The disclosed pro forma effects on earnings do not include the effects of stock options granted prior to fiscal 1996 since the provisions of SFAS 123 are not applicable to stock options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 2000, 1999 and 1998 may not be representative of the pro forma effects in future years. Based on the vesting schedule of Roper’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of Roper’s Board and cannot be assured.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

(12)	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. Based upon Roper’s past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position or results of operations of Roper. Included in other noncurrent assets at October 31, 2000 are estimated insurable settlements receivable from insurance companies of $1.0 million.

(13)	Segment and Geographic Area Information

Roper’s operations are grouped into three business segments based on similarities between products and services: Industrial Controls, Fluid Handling and Analytical Instrumentation. The Industrial Controls segment’s products include industrial valve, control and measurement products; microprocessor-based turbomachinery control systems and associated technical services; and vibration monitoring instruments. Products included within the Fluid Handling segment are rotary gear, progressing cavity, membrane, positive displacement, centrifugal and piston-type metering pumps; flow metering products; and precision integrated chemical dispensing systems. The Analytical Instrumentation segment’s products include industrial fluid properties testing products, industrial leak testing products, digital imaging products, spectroscopy products and specimen preparation and handling equipment used in the operation of transmission electron and other microscopes. Roper’s management structure and internal reporting are also aligned consistent with these three segments.

There were no material transactions between Roper’s business segments during any of the three years ended October 31, 2000. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used exclusively in the operations of each business segment or geographic area, or which are allocated when used jointly. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for the years ended October 31 follows (in thousands):

	Industrial Controls	Fluid Handling	Analytical Inst.	Corporate	Total

2000 Net sales	$159,262	$ 121,387	$223,164	$ —	$503,813
Operating profit	28,460	29,600	36,509	(6,373)	88,196
Total assets:
Operating assets	77,772	57,590	117,174	—	252,536
Intangible assets, net	70,965	66,884	184,065	1,281	323,195
Other	3,695	(2,090)	7,312	12,254	21,171
Total	596,902
Capital expenditures	3,936	6,380	4,773	61	15,150
Depreciation and amortization	5,095	4,921	11,988	294	22,298

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

	Industrial Controls	Fluid Handling	Analytical Inst.	Corporate	Total

1999 Net sales	$160,090	$ 98,298	$148,868	$ —	$407,256
Operating profit	29,973	27,386	27,713	(7,117)	77,955
Total assets:
Operating assets	55,704	37,245	88,405	—	181,354
Intangible assets, net	44,314	41,055	129,612	39	215,020
Other	3,411	(1,981)	6,408	15,951	23,789

Total	420,163
Capital expenditures	1,935	1,702	1,425	86	5,148
Depreciation and amortization	4,398	3,474	7,795	299	15,966

1998 Net sales	$177,258	$ 99,471	$112,441	$ —	$389,170
Operating profit	31,458	24,125	16,417	(5,908)	66,092
Total assets:
Operating assets	65,127	35,843	61,036	—	162,006
Intangible assets, net	46,312	42,648	108,005	214	197,179
Other	5,015	(2,004)	7,533	11,804	22,348

Total	381,533
Capital expenditures	2,139	1,706	1,475	182	5,502
Depreciation and amortization	4,331	3,440	6,195	468	14,434

Summarized data for Roper’s U.S. and foreign operations (principally in Europe and Japan) for the years ended October 31 were as follows (in thousands):

	United States	Foreign	Corporate adjustments and elimi- nations	Total

2000 Sales to unaffiliated customers	$370,351	$133,462	$ —	$503,813
Sales between geographic areas	29,435	6,958	(36,393)	—

Net sales	$399,786	$140,420	$(36,393)	$503,813

Long-lived assets	$327,311	$ 49,251	$ 6,385	$382,947

1999 Sales to unaffiliated customers	$345,376	$ 61,880	$ —	$407,256
Sales between geographic areas	20,282	4,760	(25,042)	—

Net sales	$365,658	$ 66,640	$(25,042)	$407,256

Long-lived assets	$229,898	$ 27,795	$ 651	$258,344

1998 Sales to unaffiliated customers	$336,985	$ 52,185	$ —	$389,170
Sales between geographic areas	12,385	5,077	(17,462)	—

Net sales	$349,370	$ 57,262	$(17,462)	$389,170

Long-lived assets	$230,769	$ 7,178	$ 3,734	$241,681

Export sales from the United States during the years ended October 31, 2000, 1999 and 1998 were $195 million, $163 million and $160 million, respectively. In the year ended October 31, 2000 these exports were shipped primarily to Europe, excluding Russia (30%), Japan (14%), Russia (21%), elsewhere in Asia and the Far East (12%) and Latin America (8%).

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is shipped. Foreign countries that accounted for at least 10% of Roper’s net sales in any of the past three years have been individually identified in the following table (in thousands). Other countries have been grouped by region.

	Industrial Controls	Fluid Handling	Analytical Inst.	Total
2000
Europe, excluding Russia	$ 31,506	$10,811	$ 56,187	$ 98,504
Japan	822	7,767	27,783	36,372
Asia and Far East, excluding Japan	8,304	2,686	19,204	30,194
Russia	39,980	—	992	40,972
Latin America	8,436	881	9,085	18,402
Rest of the world	16,382	8,064	10,361	34,807

Total	$105,430	$30,209	$123,612	$259,251

1999
Europe, excluding Russia	$ 26,219	$ 5,009	$ 39,586	$ 70,814
Japan	298	1,617	22,621	24,536
Asia and Far East, excluding Japan	9,044	1,663	7,122	17,829
Russia	36,715	16	232	36,963
Latin America	16,959	2,875	4,974	24,808
Rest of the world	20,113	7,461	4,178	31,752

Total	$109,348	$18,641	$ 78,713	$206,702

1998
Europe, excluding Russia	$ 28,159	$ 4,720	$ 28,370	$ 61,249
Japan	165	3,704	15,701	19,570
Asia and Far East, excluding Japan	13,065	2,658	6,250	21,973
Russia	43,811	—	372	44,183
Latin America	15,021	1,827	2,668	19,516
Rest of the world	20,893	4,707	3,997	29,597

Total	$121,114	$17,616	$ 57,358	$196,088

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements October 31, 2000, 1999 and 1998

(14)	Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(In thousands, except per share data)
2000
Net sales	$109,453	$122,775	$124,583	$147,002
Gross profit	57,332	64,896	63,974	72,622
Operating profit	17,240	23,476	20,769	26,711
Net earnings	9,680	13,626	11,102	14,870
Earnings per common share:
Basic	0.32	0.45	0.36	0.49
Diluted*	0.31	0.44	0.36	0.48

1999
Net sales	$ 89,078	$100,452	$104,095	$113,631
Gross profit	43,644	52,887	54,258	59,714
Operating profit	13,496	20,143	21,184	23,132
Net earnings	7,840	12,039	12,796	14,671
Earnings per common share:
Basic	0.26	0.40	0.42	0.48
Diluted	0.26	0.39	0.41	0.47

*	The sum of the four quarters does not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES Schedule II — Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 2000, 1999 and 1998

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(In thousands)
Allowance for doubtful accounts:
Year ended October 31, 2000	$3,760	$1,805	$(1,543)	$ 272	$ 4,294
Year ended October 31, 1999	6,915	1,618	(5,072)	299	3,760
Year ended October 31, 1998	1,866	4,643	(173)	579	6,915

Reserve for inventory obsolescence:

Year ended October 31, 2000	6,769	2,636	(1,644)	2,943	10,704
Year ended October 31, 1999	4,081	2,257	(1,519)	1,950	6,769
Year ended October 31, 1998	2,053	1,558	(911)	1,381	4,081

Deductions from the allowance for doubtful accounts represented the net write-off of uncollectible accounts receivable. Deductions from the inventory obsolescence reserve represented the disposal of obsolete items.

Other included the allowance for doubtful accounts and reserve for inventory obsolescence of acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments for those companies whose functional currency was not the U.S. dollar, reclassifications and other.

During the fourth quarter of fiscal 1998, economic uncertainties in Russia and the region deteriorated and a severe devaluation of the region’s currencies occurred. This created additional doubt concerning the collectibility of certain accounts receivable from customers in this region. In response to these events, Roper provided $3.8 million to fully reserve these receivables, except those from RAO Gazprom, a large Russian natural gas company. These fully-reserved accounts were written off during fiscal 1999.

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE 25

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS — Proposal 1: Election of Three (3) Directors” and “ — Executive Officers”, and “VOTING SECURITIES — Compliance with Section 16 (a) of the Securities and Exchange Act of 1934” in Roper’s definitive Proxy Statement which relates to the 2001 Annual Meeting of Shareholders of Roper to be held on March 16, 2001 (the “Proxy Statement”), to be filed within 120 days after the close of Roper’s 2000 fiscal year, which information is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS — Meetings of the Board and Board Committees; Compensation of Directors”, “ — Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “ — Executive Compensation” contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information included under the captions “VOTING SECURITIES” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The Consolidated Financial Statements listed in Item 8 of Part II are filed as a part of this Annual Report.

(a)(2)	The following consolidated financial statement schedule on page S-1 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

II.	Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 2000, 1999 and 1998.

(b)	Reports on Form 8-K

Roper did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2000.

(c)	Exhibits

The following exhibits are separately filed with this Annual Report.

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement (Abel Pump)

2.2	Agreement and Plan of Merger (Antek Instruments)

2.3	Agreement and Plan of Merger (Hansen Technologies)

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(b)4.02	Credit Agreement Dated as of May 18, 2000

(b)4.03	Note Purchase Agreement Dated as of May 18, 2000

(a)10.01	1991 Stock Option Plan, as amended†

27

(d)10.02	Non-employee Director Stock Option Plan, as amended†

(e)10.03	Form of Amended and Restated Indemnification Agreement†

(f)10.04	Employee Stock Purchase Plan†

(f)10.05	2000 Stock Incentive Plan†

(b)10.06	Roper Industries, Inc. Non-Qualified Retirement Plan†

21	List of Subsidiaries

23.1	Consent of Independent Public Accountants - Arthur Andersen LLP

23.2	Consent of Independent Auditors - KPMG LLP

(a)	Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

(b)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000.

(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

(d)	Incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.

(e)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.

(f)	Incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.

†	Management contract or compensatory plan or arrangement.

28

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By	/S/ DERRICK N. KEY —————————— Derrick N. Key Chairman of the Board, President and Chief Executive Officer	January 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/	DERRICK N. KEY —————————— Derrick N. Key	Chairman of the Board, President and Chief Executive Officer	January 19, 2001

/S/	MARTIN S. HEADLEY —————————— Martin S. Headley	Vice President and Chief Financial Officer	January 19, 2001

/S/	KEVIN G. McHUGH —————————— Kevin G. McHugh	Controller	January 19, 2001

/S/	W. LAWRENCE BANKS —————————— W. Lawrence Banks	Director	January 19, 2001

/S/	LUITPOLD VON BRAUN —————————— Luitpold von Braun	Director	January 19, 2001

/S/	DONALD G. CALDER —————————— Donald G. Calder	Director	January 19, 2001

/S/	JOHN F. FORT, III —————————— John F. Fort, III	Director	January 19, 2001

/S/	WILBUR J. PREZZANO —————————— Wilbur J. Prezzano	Director	January 19, 2001

/S/	GEORG GRAF SCHALL-RIAUCOUR —————————— Georg Graf Schall-Riaucour	Director	January 19, 2001

/S/	ERIBERTO R. SCOCIMARA —————————— Eriberto R. Scocimara	Director	January 19, 2001

/S/	CHRISTOPHER WRIGHT —————————— Christopher Wright	Director	January 19, 2001

29

EXHIBIT INDEX

Number	Exhibit

(a)2.1	Stock Purchase Agreement (Abel Pump)

(b)2.2	Agreement and Plan of Merger (Antek Instruments)

(c)2.3	Agreement and Plan of Merger (Hansen Technologies)

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report of Form 10-K filed January 21, 1998.

3.2	Amended and Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000.

4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.02	Credit Agreement Dated as of May 18, 2000 incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000.

4.03	Note Purchase Agreement Dated as of May 18, 2000 incorporated herein by reference to Exhibit 4.03 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000.

10.01	1991 Stock Option Plan, as amended incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

10.02	Non-employee Director Stock Option Plan, as amended incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.

10.03	Form of Amended and Restated Indemnification Agreement incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.

10.04	Employee Stock Purchase Plan incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.

10.05	2000 Stock Incentive Plan incorporated herein by reference to Exhibits 10.05 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.

10.06	Roper Industries, Inc. Non-Qualified Retirement Plan incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000.

21	List of Subsidiaries

23.1	Consent of Independent Public Accountants — Arthur Andersen LLP

23.2	Consent of Independent Auditors — KPMG LLP

(a)	The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

Disclosure Schedules

Section (c)(i)(D) — Consideration
Section 3(a) — Organization of Company and Subsidiaries
Section 3(b) — Trust Instruments
Section 3(c) — Noncontravention
Section 3(e) — Assets
Section 3(f) — Company Shares
Section 3(g) — Financial Statements
Section 3(h) — Events subsequent to 9/30/99
Section 3(i) — Undisclosed Liabilities
Section 3(k) — Tax Matters
Section 3(l) — Real Property
Section 3(m) — Intellectual Property
Section 3(p) — Contracts
Section 3(r) — Powers of Attorney
Section 3(s) — Insurance
Section 3(t) — Litigation
Section 3(u) — Product Warranty
Section 3(w) — Employees
Section 3(x) — Employee Benefits
Section 3(z) — Environment, Health & Safety
Section 3(aa) — Business relationships with the Company and its subsidiaries
Section 7 — Post Closing Covenants
Section 8(b) — Indemnification Provisions

Exhibits:
Exhibit A — Escrow Agreement
Exhibit B — Financial Statements

Exhibit C — Third party consents
Exhibit D — Noncompetition and Assignment of Inventions Agreement
Exhibit E — Indemnification and Release Agreement
Exhibit F — Omitted
Exhibit G — Opinions
Exhibit H — Opinions

(b)	The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

Disclosure Schedules:

2(e) 3(a) 3(f) 3(g) 3(h) 3(i) 3(j) 3(k) 3(l) 3(m) 3(o) 3(p) 3(q) 3(r) 3(s) 3(s) 3(t) 3(u) 3(w) 3(x) 3(z) 3(aa)	Payment of Consideration to Stockholders
Organization of the Companies and German Subsidiary
Capitalization
Financial Statements
Events Subsequent to December 31, 1999
Undisclosed Liabilities
Legal Compliance
Tax Matters
Real Property
Intellectual Property
Inventory
Contracts
Notes and Accounts Receivable
Powers of Attorney
Powers of Attorney
Insurance
Litigation
Product Warranty
Employees
Employee Benefits
Environment, Health and Safety
Certain Business Relationships

Exhibits: A B C D E F G H I	Escrow Agreement - None None Noncompetition and Assignment of Inventions Agreement Release Agreement Consulting Agreement Employment Agreement Purchaser Opinion Sellers Opinion

(c)	The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

Disclosure Schedules:

3(a)(i)	Jurisdictions in which Hansen Technologies Corporation (the “Company”) is Qualified to conduct Business.
3(a)(ii)	Jurisdiction in which Hansen Technologies Limited (the “Subsidiary”) is Qualified to Conduct Business.
3(b)	Any required notices, authorizations, filings or approvals.

3(c)(ii)	Agreements, contracts, leases, licenses, instruments or other arrangements to which the Company or its Subsidiary is a party which require consent or notice as a result of the transaction.
3(e)	Assets used by the Company which are owned by a third party; Assets which are subject to a Security Interest.
3(f)	Number of Authorized, issued and Outstanding Equity Securities and the Names of the Record Owners of Such Securities of the Company and the Subsidiary.
3(f)(ii)	Restated and Amended Restricted Stock Plan
3(g)	Financial Statements of the Company and the Subsidiary
3(g)(i)	Financial Statements
3(g)(ii)	Financial Statements - None
3(h)	Changes in the business, financial conditions, operations or results of operations of the Company or its Subsidiary since December 31, 1999.
3(i)	Undisclosed Liabilities
3(j)	Legal Compliance - see Schedule 3(i)
3(k)(i)	Tax Extensions
3(k)(ii)	Failure of the Company to withhold taxes in connection with certain employees.
3(k)(iii)	List of all Federal, State, Local and Foreign Income Tax Returns Filed with Respect to the Company and its Subsidiary for Taxable Periods Ended on or After December 31, 1996.
3(l)(i)	Owned Real Property; Any contract affecting the Real Property
3(l)(ii)	All Real Property Leased to the Company and its Subsidiary
3(m)(iii)	Patents or Registrations which have been Issued or Transferred to the Company, its Subsidiary or the Stockholders
3(m)(iv)	Intellectual Property Owned by a Third Party and Used by the Company or its Subsidiary Pursuant to a License, Sublicense, Agreement or Permission
3(p)	Contracts and Agreements.
3(q)	Notes and Accounts Receivable
3(r)	Indebtedness
3(s)	Powers of Attorney
3(t)	Each Insurance Policy to Which the Company or its Subsidiary has been a Party, a Named Insured or Otherwise the Beneficiary of Coverage at any Time Within the Past Five (5) Years.
3(u)	Litigation
3(v)	Product Warranty
3(w)	Product Liability
3(x)	List of all present Employees, Consultants and Independent Contractors Employed by the Company and its Subsidiary
3(y)	All Employee Benefit Plans which are Presently in Effect or have Previously Been in Effect within the last five (5) years.
3(y)(viii)(C)	Any failures to file
3(aa)	Environmental Health and Safety
3(bb)	List of Stockholders who are also Employees
6(c)(v)	Capital Expenditure Commitments
7(e)	Employees Not Employed On an at-will basis

Exhibits: A. B. C. D. E. F. G.

Stockholder Allocation Schedule
Schedule of fees for Escrow Agent Services
Noncompetition and Assignment of Inventions Agreement
Employment Agreement
Titles and Base Compensation
Indemnification and Release Agreement
Vedder, Price, Kaufman & Kammholz Opinion Letter

H. I.	Powell, Goldstein, Frazer & Murphy Opinion Letter Benefits