Form 10-Q
period 2001-01-31
ROPER INDUSTRIES INC /DE/
filed 2001-03-02
CIK 882835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2001.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________.

Commission File Number 1-12273 ROPER INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0263969 (I.R.S. Employer Identification No.)

160 Ben Burton Road Bogart, Georgia (Address of principal executive offices)	30622 (Zip Code)

(706) 369-7170
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_      No ___

The number of shares outstanding of the Registrant’s common stock as of February 28, 2001 was approximately 30,665,000.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited) (In thousands, except per share data)

	Three months ended January 31,
	2001	2000
Net sales	$137,664	$109,453
Cost of sales	67,923	52,121

Gross profit	69,741	57,332
Selling, general and administrative expenses	47,877	40,092

Operating profit	21,864	17,240
Interest expense	4,099	2,578
Other income	467	230

Earnings before income taxes	18,232	14,892
Income taxes	6,472	5,212

Net earnings	$ 11,760	$ 9,680

Net earnings per common share:
Basic	$ 0.38	$ 0.32
Diluted	0.38	0.31

Weighted average common shares outstanding:
Basic	30,613	30,327
Diluted	31,297	31,217

Dividends declared per common share	$ 0.075	$ 0.070

See accompanying notes to condensed consolidated financial statements. 1

Roper Industries, Inc.   and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)

	January 31, 2001	October 31, 2000
	(Unaudited)
ASSETS

Cash and cash equivalents	$ 15,325	$ 11,372
Accounts receivable, net	112,002	115,191
Inventories	87,759	83,627
Other current assets	2,947	3,765

Total current assets	218,033	213,955

Property, plant and equipment, net	48,456	48,907
Intangible assets, net	322,957	323,195
Other assets	11,363	10,845

Total assets	$ 600,809	$ 596,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$ 28,515	$ 26,486
Accrued liabilities	45,988	48,299
Income taxes payable	8,916	3,001
Current portion of long-term debt	7,487	6,706

Total current liabilities	90,906	84,492

Long-term debt	218,419	234,603
Other liabilities	8,135	7,616

Total liabilities	317,460	326,711

Common stock	319	319
Additional paid-in capital	75,919	75,117
Retained earnings	238,115	228,652
Accumulated other comprehensive earnings	(6,064)	(8,913)
Treasury stock	(24,940)	(24,984)

Total stockholders’ equity	283,349	270,191

Total liabilities and stockholders’ equity	$ 600,809	$ 596,902

See accompanying notes to condensed consolidated financial statements. 2

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three months ended January 31,
	2001	2000
Cash flows from operating activities:
Net earnings	$ 11,760	$ 9,680
Depreciation	2,405	1,510
Amortization	4,196	2,977
Other, net	6,877	(5,336)

Net cash provided by operating activities	25,238	8,831

Cash flows from investing activities:
Acquisitions of business, net of cash acquired	(839)	(58,697)
Capital expenditures	(1,441)	(4,191)
Other, net	(17)	(40)

Net cash used in investing activities	(2,297)	(62,928)

Cash flows from financing activities:
Debt borrowings	—	45,767
Debt payments	(17,763)	(948)
Dividends	(2,297)	(2,127)
Other, net	846	1,312

Net cash provided (used) in financing activities	(19,214)	44,004

Effect of foreign currency exchange rate changes on cash	226	(199)

Net increase (decrease) in cash and cash equivalents	3,953	(10,292)
Cash and cash equivalents, beginning of period	11,372	13,490

Cash and cash equivalents, end of period	$ 15,325	$ 3,198

See accompanying notes to condensed consolidated financial statements. 3

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity    and Comprehensive Earnings (Unaudited) (In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accum. other compre- hensive earnings	Treasury stock	Total	Compre- hensive earnings
Balances at October 31, 1999	$316	$71,084	$187,911	$(2,172)	$(25,171)	$231,968
Net earnings	—	—	9,680	—	—	9,680	$ 9,680
Exercise of stock options	1	1,311	—	—	—	1,312	—
Other comprehensive earnings:
Currency translation adjustments	—	—	—	(1,401)	—	(1,401)	(1,401)
Dividends declared	—	—	(2,127)	—	—	(2,127)	—

Balances at January 31, 2000	$317	$72,395	$195,464	$(3,573)	$(25,171)	$239,432	$ 8,279

Balances at October 31, 2000	$319	$75,117	$228,652	$(8,913)	$(24,984)	$270,191
Net earnings	—	—	11,760	—	—	11,760	$11,760
Exercise of stock options	—	781	—	—	—	781	—
Treasury stock sold	—	21	—	—	44	65	—
Other comprehensive earnings:
Currency translation adjustments	—	—	—	2,849	—	2,849	2,849
Dividends declared	—	—	(2,297)	—	—	(2,297)	—

Balances at January 31, 2001	$319	$75,919	$238,115	$(6,064)	$(24,940)	$283,349	$14,609

See accompanying notes to condensed consolidated financial statements. 4

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 2001 and 2000 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Earnings Per Share

Basic earnings per share was calculated by dividing net earnings (the same as earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share included the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options.

3.  Supplemental Cash Flow Information

Cash payments for the three months ended January 31, 2001 and 2000 included interest of $5,522,000 and $1,929,000, respectively, and income taxes of $1,190,000 and $2,809,000, respectively.

4.  Fair Value of Financial Instruments

At January 31, 2001, the estimated fair value of Roper’s $125 million fixed-rate, long-term notes was $129.4 million, representing an unrecorded decrease in Roper’s net assets of $4.4 million. This compared to a similar unrecorded increase in net assets of $2.4 million at October 31, 2000. The change from October 31, 2000 was the result of decreased interest rates during the three months ended January 31, 2001.

The fair values of all other financial instruments at January 31, 2001 were considered to approximate the carrying values of the underlying assets and liabilities.

5.  Inventories

Inventories are summarized below (in thousands):

	January 31, 2001	October 31, 2000
Raw materials and supplies	$ 45,840	$ 44,493
Work in process	18,342	16,704
Finished products	25,352	24,187
LIFO reserve	(1,775)	(1,757)

	$ 87,759	$ 83,627

6.  Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended January 31,		Percent
	2001	2000	change
Net sales: Analytical Instrumentation	$ 58,727	$ 50,404	+16.5%
Fluid Handling	33,130	23,534	+40.8
Industrial Controls	45,807	35,515	+29.0

Total	$137,664	$109,453	+25.8%

Gross profit:
Analytical Instrumentation	$ 32,437	$ 27,789	+16.7%
Fluid Handling	16,054	11,737	+36.8
Industrial Controls	21,250	17,806	+19.3

Total	$ 69,741	$ 57,332	+21.6%

Operating profit*:
Analytical Instrumentation	$ 9,331	$ 7,610	+22.6%
Fluid Handling	7,613	6,297	+20.9
Industrial Controls	7,258	5,139	+41.2

Total	$ 24,202	$ 19,046	+27.1%

*	Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $2,338 and $1,806 for the three months ended January 31, 2001 and 2000, respectively.

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Roper’s Annual Report on Form 10-K for the year ended October 31, 2000 as filed with the Securities and Exchange Commission and Note 6 to Roper’s condensed consolidated financial statements included elsewhere in this report.

Results of operations

The following table sets forth certain information relating to the operations of Roper expressed as a percentage of net sales:

	Three months ended January 31,
	2001	2000
Gross profit:
Analytical Instrumentation	55.2%	55.1%
Fluid Handling	48.5	49.9
Industrial Controls	46.4	50.1

	50.7%	52.4%

Operating profit:
Analytical Instrumentation	15.9%	15.1%
Fluid Handling	23.0	26.8
Industrial Controls	15.8	14.5
Unallocated corporate expenses	(1.7)	(1.7)

	15.9	15.8
Interest expense	(3.0)	(2.4)
Other income	0.3	0.2

Earnings before income taxes	13.2	13.6
Income taxes	4.7	4.8

Net earnings	8.5%	8.8%

Net sales increased $28.2 million, or 26%, during the three months ended January 31, 2001 compared to the three months ended January 31, 2000. Most of this increase resulted from the fiscal 2001 contributions of businesses acquired subsequent to January 31, 2000. The largest new company contributions to the increased sales were from Abel Pump, Antek Instruments, Cybor and Hansen Technologies. On a pro forma basis to include all fiscal 2000 acquisitions from the beginning of fiscal 2000, sales for the quarter ended January 31, 2001 increased 7% compared to the quarter ended January 31, 2000. Most of this increase was attributed to record sales by the high-end electron microscope accessories portion of Roper’s digital imaging business, improved market conditions compared to weak prior year conditions for Roper’s centrifugal pump and portions of its oil & gas-related businesses and a continued strengthening of Roper’s semiconductor equipment-related business.

The increase in Analytical Instrumentation’s sales was primarily caused by the strong digital imaging business and the acquisition of Antek Instruments. This segment’s sales for the first quarter of fiscal 2001 increased 8% compared to pro forma sales for the first quarter of fiscal 2000 from the strong digital imaging business and improvement in its fluid properties testing business, mostly related to the oil & gas industry. The increase in Fluid Handling’s sales was primarily caused by the acquisitions of Abel Pump and Cybor. This segment’s sales for the first quarter of fiscal 2001 increased 8% compared to pro forma sales for the first quarter of fiscal 2000 due to the improved centrifugal pump and semiconductor equipment businesses. The increase in Industrial Controls’ sales was primarily caused by the acquisition of Hansen Technologies and higher sales to RAO Gazprom, a large Russian energy company. This segment’s sales for the first quarter of fiscal 2001 increased 3% compared to pro forma sales for the first quarter of fiscal 2000.

Roper’s overall gross profit percentage decreased 1.7 points due to mostly to the decreased margin experienced in its Industrial Controls segment. Most of this segment’s reduced gross margin percentage was due to the addition of Hansen Technologies, whose margins were lower than the segment’s other businesses, and some large, low-margin oil & gas-related projects. However, the Hansen Technologies margins are expected to improve over time (they were higher than the fourth quarter of fiscal 2000) and the low-margin oil & gas projects are not expected to recur. Fluid Handling’s gross profit percentage was positively influenced by the addition of Abel Pump, but this was more than offset by greater volume discounts and an unfavorable product mix at several of this segment's other businesses.

Selling, general and administrative (“SG&A”) expenses increased $7.8 million, or 19%, during the three months ended January 31, 2001 compared to the first three months of fiscal 2000. Most of the increase was due to the incremental expenses incurred by the five largest businesses acquired since January 31, 2000. The Analytical Instrumentation segment’s SG&A expenses increased $2.9 million, but decreased as a percentage of sales to 35% in the first quarter of fiscal 2001 compared to 40% in the first quarter of fiscal 2000. Most of this improvement was leverage-related from the segment’s digital imaging and fluid properties testing businesses. The Fluid Handling segment’s SG&A expenses increased $3.0 million and increased as a percentage of sales to 31% in the first quarter of fiscal 2001 compared to 23% in the first quarter of fiscal 2000. Most of this increase was caused by the relatively high cost structure at Abel Pump. However, Abel Pump’s SG&A costs as a percentage of sales were lower in the first quarter of fiscal 2001 compared to either of the previous two quarters from volume-related leverage and additional improvement is expected in the future. The Industrial Controls segment’s SG&A expenses increased $1.3 million, but decreased as a percentage of sales to 33% in the first quarter of fiscal 2001 compared to 36% in the first quarter of fiscal 2000. Most of this improvement was due to the lower cost structure of Hansen Technologies.

Interest expense increased in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 by $1.5 million, or 59%, primarily due to higher borrowing levels in fiscal 2001 that resulted from the business acquisitions completed during fiscal 2000. All of these acquisitions were purchased with cash provided by Roper’s credit facilities.

Roper’s effective income tax rate was 35.5% during the first three months of fiscal 2001 compared to 35.0% during the first three months of fiscal 2000. This increase was caused by certain recent acquisitions located in higher-taxing jurisdictions and some of the goodwill related to recent acquisitions was not deductible for income tax purposes.

Other comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended January 31, 2001 and 2000 was mostly related to Roper’s subsidiaries in Europe and Japan. Roper’s exposure to foreign currency exchange rate fluctuations continues to be concentrated in these areas. However, these exposures are not expected to significantly affect Roper’s future operations, cash flows or net assets.

The following table summarizes net sales order bookings and backlog information (in thousands):

	Net sales orders Three months ended January 31,			Sales order backlog January 31,
	2001	2000		2001	2000
	Actual	Pro forma	Actual	Actual	Pro forma	Actual
Analytical Instrumentation	$ 66,886	$ 61,419	$ 56,211	$ 60,713	$46,555	$44,852
Fluid Handling	33,270	33,887	25,512	26,406	20,835	16,101
Industrial Controls	54,430	41,984	33,043	38,413	27,807	26,935

	$154,586	$137,290	$114,766	$125,532	$95,197	$87,888

Bookings and backlog growth within the Analytical Instrumentation segment reflected primarily the acquisition of Antek Instruments and the strength of its digital imaging business. Fluid Handling’s bookings increased primarily from the recent acquisitions and backlog increased mostly from the acquisition of Abel Pump and improvements at the segment’s centrifugal pump and semiconductor businesses. Industrial Controls’ bookings increased mostly due to the acquisition of Hansen Technologies and an acceleration of orders received from Gazprom. The accelerated Gazprom orders were also the major factor for this segment’s increased backlog.

Financial Condition, Liquidity and Capital Resources

Working capital was $127.1 million at January 31, 2001 compared to $129.5 million at October 31, 2000. This change reflected Roper’s increased focus to improve working capital management.

Total debt was $225.9 million at January 31, 2001 (44% of total capital) compared to $241.3 million at October 31, 2000 (47% of total capital). Roper’s financial leverage decreased as a result of decreased debt from Roper’s cash generated and Roper’s growth. Roper expects additional growth and additional cash generated from its normal operating activities to further reduce its financial leverage over the remainder of fiscal 2001.

Roper expects to continue an active acquisition program. However, the completion of future acquisitions will be dependent upon numerous factors and it is not feasible to reasonably estimate when any such acquisitions will occur, what the financing requirements will be or what the impact will be on Roper’s operations, earnings, or other financial results or financial condition. Completion of future acquisitions may increase Roper’s financial leverage from that at January 31, 2001.

Roper’s principal credit facilities are a $275 million credit agreement and $125 million of long-term notes. At January 31, 2001, approximately $91 million was outstanding under the $275 million agreement and over $175 million was available for additional borrowings. None of these agreements mature prior to 2005. Roper expects that its available credit is sufficient to fund any reasonable normal operating requirements and finance additional acquisitions.

Roper expects fiscal 2001 to be its ninth consecutive year of record sales and earnings. However, the degree of growth is still dependent on what may happen with several of Roper’s key end-user markets. Roper expects its digital imaging business to remain strong through at least the second quarter of fiscal 2001. The semiconductor equipment industry is starting to show some weakness compared to its recent strength. There is also some concern that the overall U.S. economy may not continue its recent strength and this may adversely affect current unfilled and future sales order bookings. On the other hand, the U.S. Federal Reserve Board has lowered interest rates twice since the start of January 2001.

Forward-Looking Information

The information provided elsewhere in this report, in other Roper filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about Roper’s businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond Roper’s control. Some of these risks include the level and the timing of future business with Gazprom, the possible deterioration of the semiconductor equipment market, changes in interest rates and the health of the overall U.S. economy. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper’s future operations, earnings, or other financial results or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Roper is exposed to interest rate risks on its outstanding variable-rate borrowings and to the extent changing interest rate affect the fair value of its fixed-rate borrowings. Roper is exposed to foreign exchange risks pertaining to its business denominated in currencies other than the U.S. dollar. Roper is exposed to equity market risks pertaining to the traded price of its common stock.

Roper’s outstanding variable-rate borrowings were approximately $100 million at January 31, 2001. Based on this level of debt, an increase or decrease in interest rates by 10 basis points would increase or decrease annualized interest expense by about $100,000. During January 2001, interest rates in the U.S. declined. At January 31, 2001, current interest rates had declined below the fixed rates on the term notes. This resulted in the estimated total fair value of these notes at that date being greater than the total face amount of the notes by approximately $4.4 million (compared to the fair value of the notes being less than the face amount of the notes by $2.4 million at October 31, 2000). The excess fair value of the notes represents an unrecorded decrease in Roper’s net assets. A 0.1% increase or decrease in interest rates decreases or increases the fair value of the notes by about $800,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at January 31, 2001 and for the period then ended were principally denominated in Western European or Japanese currencies. For the year ended October 31, 2000, approximately 20% of Roper’s net sales were denominated in these currencies. Roper expects that these currencies will remain relatively stable.

Equity markets are influenced by many factors and changes in Roper’s stock price may be influenced by factors other than Roper’s historical earnings and by factors not within Roper’s control. The volatility of Roper’s common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper’s stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. Certain compensation arrangements are also directly related to Roper’s stock price. The sensitivity of these issues to a change in Roper’s stock price are not readily determinable, but a change in Roper’s stock price by $1.00 is not believed to have a material effect on Roper’s financial statements or disclosures.

Part II.   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(b)4.02	Credit Agreement dated as of May 18, 2000

(b)4.03	Note Purchase Agreement dated as of May 18, 2000

(a)10.01	1991 Stock Option Plan, as amended†

(d)10.02	Non-employee Director Stock Option Plan, as amended†

(e)10.03	Form of Amended and Restated Indemnification Agreement†

(f)10.04	Employee Stock Purchase Plan†

(f)10.05	2000 Stock Incentive Plan†

(b)10.06	Roper Industries, Inc. Non-Qualified Retirement Plan†

b.	Reports on Form 8-K

None

(a)	Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

(b)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

(d)	Incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.

(e)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.

(f)	Incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.

†	Management contract or compensatory plan or arrangement.

11

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/	Derrick N. Key —————————— Derrick N. Key	Chief Executive Officer and President	March 2, 2001

/s/	Martin S. Headley —————————— Martin S. Headley	Vice President and Chief Financial Officer	March 2, 2001

/s/	Kevin G. McHugh —————————— Kevin G. McHugh	Controller	March 2, 2001

12

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.02	Credit Agreement dated as May 18, 2000, incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.03	Note Purchase Agreement dated as May 18, 2000, incorporated herein by reference to Exhibit 4.03 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

10.01	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.†

10.02	Non-employee Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999.†

10.03	Form of Amended and Restated Indemnification Agreement, incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999.†

10.04	Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.†

10.05	2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000.†

10.06	Roper Industries, Inc. Non-Qualified Retirement Plan, incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.†

†	Management contract or compensatory plan or arrangement.

13