Form 10-Q
period 2001-04-30
ROPER INDUSTRIES INC /DE/
filed 2001-06-13
CIK 882835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2001.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number 1-12273 ROPER INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

Delaware	51-0263969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Ben Burton Road
Bogart, Georgia	30622
(Address of principal executive offices)	(Zip Code)

(706) 369-7170
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the Registrant’s common stock as of May 31, 2001 was approximately 30,870,000.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (unaudited) (In thousands, except per share data)

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
Net sales	$146,830	$122,775	$284,494	$232,228
Cost of sales	71,172	57,879	139,095	110,000

Gross profit	75,658	64,896	145,399	122,228
Selling, general and administrative expenses	51,533	41,420	99,410	81,512

Income from operations	24,125	23,476	45,989	40,716
Interest expense	3,594	2,818	7,693	5,396
Other income	731	306	1,198	536

Earnings before income taxes	21,262	20,964	39,494	35,856
Income taxes	7,400	7,338	13,872	12,550

Net earnings	$ 13,862	$ 13,626	$ 25,622	$ 23,306

Net earnings per common share:
Basic	$ 0.45	$ 0.45	$ 0.83	$ 0.77
Diluted	0.44	0.44	0.82	0.75

Weighted average common shares outstanding:
Basic	30,693	30,436	30,716	30,380
Diluted	31,472	31,160	31,424	31,187

Dividends declared per common share	$ 0.075	$ 0.070	$ 0.150	$ 0.140

See accompanying notes to condensed consolidated financial statements. 3

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (unaudited) (In thousands)

	April 30, 2001	October 31, 2000
ASSETS:

Cash and cash equivalents	$ 11,477	$ 11,372
Accounts receivable, net	104,159	115,191
Inventories	88,801	83,627
Other current assets	5,030	3,765

Total current assets	209,467	213,955

Property, plant and equipment, net	47,501	48,907
Intangible assets, net	318,160	323,195
Other assets	10,350	10,845

Total assets	$ 585,478	$ 596,902

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$ 27,054	$ 26,486
Accrued liabilities	47,716	48,299
Income taxes payable	4,392	3,001
Notes payable and current portion of long-term debt	7,936	6,706

Total current liabilities	87,098	84,492

Long-term debt	194,164	234,603
Other liabilities	7,888	7,616

Total liabilities	289,150	326,711

Common stock	320	319
Additional paid-in capital	78,173	75,117
Retained earnings	249,671	228,652
Accumulated other comprehensive earnings	(6,940)	(8,913)
Treasury stock	(24,896)	(24,984)

Total stockholders’ equity	296,328	270,191

Total liabilities and stockholders’ equity	$ 585,478	$ 596,902

See accompanying notes to condensed consolidated financial statements. 4

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six months ended April 30,
	2001	2000
Cash flows from operating activities:
Net earnings	$ 25,622	$ 23,306
Depreciation	4,848	4,005
Amortization	8,234	6,098
Other, net	7,738	(7,087)

Net cash provided by operating activities	46,442	26,322

Cash flows from investing activities:
Acquisitions of business, net of cash acquired	(831)	(71,313)
Capital expenditures	(3,198)	(8,678)
Other, net	(114)	(2)

Net cash used in investing activities	(4,143)	(79,993)

Cash flows from financing activities:
Debt borrowings	—	68,834
Debt payments	(40,727)	(5,207)
Dividends	(4,603)	(4,259)
Other, net	3,145	2,609

Net cash provided by (used in) financing activities	(42,185)	61,977

Effect of foreign currency exchange rate changes on cash	(9)	(681)

Net increase (decrease) in cash and cash equivalents	105	7,625

Cash and cash equivalents, beginning of period	11,372	13,490

Cash and cash equivalents, end of period	$ 11,477	$ 21,115

See accompanying notes to condensed consolidated financial statements. 5

Roper Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited) (In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive earnings	Treasury stock	Total	Compre- hensive earnings
Balances at October 31, 1999	$316	$71,084	$ 187,911	$(2,172)	$(25,171)	$ 231,968
Net earnings	—	—	23,306	—	—	23,306	$ 23,306
Proceeds from stock ownership plans	1	2,530	—	—	78	2,609	—
Other comprehensive earnings:
Currency translation adjustments	—	—	—	(2,856)	—	(2,856)	(2,856)
Dividends declared	—	—	(4,259)	—	—	(4,259)	—

Balances at April 30, 2000	$317	$73,614	$ 206,958	$(5,028)	$(25,093)	$ 250,768	$ 20,450

Balances at October 31, 2000	$319	$75,117	$ 228,652	$(8,913)	$(24,984)	$ 270,191
Net earnings	—	—	25,622	—	—	25,622	$ 25,622
Proceeds from stock ownership plans	1	3,056	—	—	88	3,145	—
Other comprehensive earnings:
Currency translation adjustments	—	—	—	1,973	—	1,973	1,973
Dividends declared	—	—	(4,603)	—	—	(4,603)	—

Balances at April 30, 2001	$320	$78,173	$ 249,671	$(6,940)	$(24,896)	$ 296,328	$ 27,595

See accompanying notes to condensed consolidated financial statements. 6

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2001

1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 2001 and 2000 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations for the periods ended April 30, 2001 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Earnings Per Share

Basic earnings per share was calculated by dividing net earnings (there were no adjustments necessary to determine earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share included the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options.

3.   Supplemental Cash Flow Information

Cash payments for the six months ended April 30, 2001 and 2000 included interest of $8,387,000 and $3,240,000, respectively, and income taxes of $12,452,000 and $10,631,000, respectively.

4.  Fair Value of Financial Instruments

At April 30, 2001, the estimated fair value of Roper’s $125 million fixed-rate, long-term notes was $131.5 million, representing an unrecorded decrease in Roper’s net assets of $6.5 million. This compared to a similar unrecorded increase in net assets of $2.4 million at October 31, 2000. The change from October 31, 2000 was the result of decreased interest rates at April 30, 2001 compared to October 31, 2000.

The fair values of all other financial instruments at April 30, 2001 were considered to approximate the carrying values of the underlying assets and liabilities.

5.  Inventories

Inventories are summarized below (in thousands):

	April 30, 2001	October 31, 2000
Raw materials and supplies	$ 48,123	$ 44,493
Work in process	17,547	16,704
Finished products	24,697	24,187
LIFO reserve	(1,566)	(1,757)

	$ 88,801	$ 83,627

6.  Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended April 30,			Six months ended April 30,
	2001	2000	Change	2001	2000	Change
Net sales:
Analytical Instrumentation	$ 62,677	$ 57,316	9.4%	$121,404	$107,720	12.7%
Fluid Handling	33,612	29,104	15.5	66,742	52,638	26.8
Industrial Controls	50,541	36,355	39.0	96,348	71,870	34.1

Total	$146,830	$122,775	19.6%	$284,494	$232,228	22.5%

Gross profit:
Analytical Instrumentation	$ 35,139	$ 32,715	7.4%	$ 67,576	$ 60,504	11.7%
Fluid Handling	16,031	13,956	14.9	32,085	25,693	24.9
Industrial Controls	24,488	18,225	34.4	45,738	36,031	26.9

Total	$ 75,658	$ 64,896	16.6%	$145,399	$122,228	19.0%

Operating profit*:
Analytical Instrumentation	$ 12,221	$ 11,945	2.3%	$ 21,552	$ 19,555	10.2%
Fluid Handling	7,575	7,292	3.9	15,188	13,589	11.8
Industrial Controls	9,443	6,026	56.7	16,701	11,165	49.6

Total	$ 29,239	$ 25,263	15.7%	$ 53,441	$ 44,309	20.6%

*	Operating profit is before restructuring charges recorded during, and only during, the three months ended April 30, 2001 and unallocated corporate general and administrative expenses. Restructuring charges were $50, $279 and $2,230 in Analytical Instrumentation, Fluid Handling and Industrial Controls segments, respectively. Unallocated corporate general and administrative expenses were $2,555 and $1,787 for the three months ended April 30, 2001 and 2000, respectively. These expenses were $4,893 and $3,593 for the six months ended April 30, 2001 and 2000, respectively.

8

7.  Restructuring Activities

During the three months ended April 30, 2001, Roper recorded $2,559,000 of expenses, reported as part of selling, general and administrative expenses, related to activities to close or sell certain activities at its Petrotech unit and to consolidate certain other facilities. These expenses included approximately $950,000 of personnel costs and $1,100,000 of asset impairment. All significant restructuring activities are expected to be completed by the end of Roper’s 2001 fiscal year.

These Petrotech activities represented approximately 2% of Roper’s total net sales for each of the three months and six months ended April 30, 2001 and a slightly higher percentage of total net sales for each of the three months and six months ended April 30, 2000. The operating profit of these operations represented an immaterial portion of Roper’s total operating profit for all periods presented.

The total workforce reduction pursuant to these restructuring activities is approximately 150 people, or about 6% of Roper’s total employees. As of April 30, 2001, approximately 80 people of the workforce reduction had occurred, and approximately $675,000 of the related costs had been paid. Approximately $850,000 of the total restructuring costs had yet to be paid as of April 30, 2001.

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

Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
Gross profit:
Analytical Instrumentation	56.1%	57.1%	55.7%	56.2%
Fluid Handling	47.7	48.0	48.1	48.8
Industrial Controls	48.5	50.1	47.5	50.1

	51.5%	52.9%	51.1%	52.6%

Operating profit:
Analytical Instrumentation	19.5%	20.8%	17.8%	18.2%
Fluid Handling	22.5	25.1	22.8	25.8
Industrial Controls	18.7	16.6	17.3	15.5
Restructuring charges	(1.7)	—	(0.9)	—
Unallocated corporate expenses	(1.7)	(1.5)	(1.7)	(1.5)

	16.4	19.1	16.2	17.5
Interest expense	(2.4)	(2.3)	(2.7)	(2.3)
Other income	0.5	0.3	0.4	0.2

Earnings before income taxes	14.5	17.1	13.9	15.4
Income taxes	5.1	6.0	4.9	5.4

Net earnings	9.4%	11.1%	9.0%	10.0%

Three months ended April 30, 2001 compared to 2000

Net sales increased $24.1 million, or 20%, during the three months ended April 30, 2001 compared to the three months ended April 30, 2000. Most of this increase resulted from the contributions of companies acquired since April 30, 2000: Abel Pump (May 2000), Antek Instruments (August 2000) and Hansen Technologies (September 2000). On a pro forma basis, as if prior year results had included all acquired companies and both periods exclude certain exited operations, net sales increased 6%. Most of this increase resulted from additional shipments to RAO Gazprom (“Gazprom”), the large Russian natural gas company, and increased sales of certain digital imaging products.

Analytical Instrumentation’s net sales (up 9% actual and up 3% pro forma) reflected the acquisition of Antek Instruments and an increase in its digital imaging business. Fluid Handling’s net sales (up 15% actual and flat pro forma) reflected the acquisition of Abel Pump. Whereas this segment’s semiconductor-related business declined sharply (down 18%), this decline was offset by increased sales at its large industrial pump businesses and increased sales of flow metering products. Industrial Controls’ net sales (up 39% actual and up 16% pro forma) reflected the acquisition of Hansen Technologies and the increased sales to Gazprom.

Roper’s overall gross profit percentage decreased slightly for the three months ended April 30, 2001 compared to April 30, 2000 primarily due to lower margins from sales at Hansen Technologies and adverse leverage from lower sales in digital imaging’s camera businesses. Gross profit margins also decreased for each of Roper’s three business segments. The primary factors affecting the segments are described previously.

Selling, general and administrative (“SG&A”) expenses increased $10.1 million, or 24%, during the three months ended April 30, 2001 compared to the three months ended April 30, 2000. Included in SG&A expenses for the three months April 30, 2001 was $2.6 million related to several initiatives to exit certain lines of business at Roper’s Petrotech unit and to consolidate certain other facilities. Excluding the $2.6 million, SG&A expenses were 33% of net sales for the three months ended April 30, 2001 compared to 34% for the three months ended April 30, 2000. Fluid Handling’s SG&A expenses as a percentage of net sales increased to 25% in 2001 compared to 23% in 2000 due to adverse leverage associated with the decrease in the semiconductor business. Industrial Controls’ SG&A expenses decreased to 30% from 34% due to a lower cost structure at Hansen Technologies than at the segment’s other businesses.

Interest expense increased $0.8 million, or 28%, for the three months ended April 30, 2001 compared to the three months ended April 30, 2000. Average borrowing levels were about 20% higher in 2001 from financing recent acquisitions, and borrowings outstanding during fiscal 2001 included $125 million of long-term notes that originated in May 2000 that were at higher interest rates than previously outstanding short-term borrowings.

Income taxes were 35% of pretax earnings for the three months ended April 30, 2001 and the three months ended April 30, 2000.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended April 30, 2001 and 2000 was mostly related to Roper’s subsidiaries in Europe and Japan.

	Net sales orders Three months ended April 30,
	2001		2000
	Pro forma	Actual	Pro forma	Actual
	(In thousands)

Analytical Instrumentation	$ 63,284	$ 63,284	$ 56,732	$ 53,403
Fluid Handling	31,246	31,246	36,630	32,172
Industrial Controls	40,647	40,962	47,343	40,851

	$135,177	$135,492	$140,705	$126,426

Pro forma net sales orders growth of 12% for the Analytical Instrumentation segment for the three months ended April 30, 2001 compared to three months ended April 30, 2000 was largely due to strength throughout the digital imaging businesses, whose net sales orders were up 22%. This segment’s leak testing business experienced decreased net sales orders of 22%. The 15% decrease in pro forma net sales orders for the Fluid Handling segment was caused by a 53% decrease in net sales orders at the segment’s semiconductor business. Industrial Controls’ pro forma net sales orders decreased by 14% and was spread throughout its oil & gas-related businesses.

	Sales order backlog April 30,
	2001		2000
	Pro forma	Actual	Pro forma	Actual
	(In thousands)

Analytical Instrumentation	$ 61,015	$ 61,015	$42,991	$41,499
Fluid Handling	23,721	23,721	23,632	19,822
Industrial Controls	27,636	28,036	29,803	30,975

	$112,372	$112,772	$96,426	$92,296

11

Pro forma sales order backlog for the Analytical Instrumentation segment increased 42% at April 30, 2001 compared to April 30, 2000. Digital imaging sales order backlog was up 59% and leak testing sales order backlog was down 41%. Pro forma sales order backlog for the Fluid Handling segment was essentially flat with last year. Within this segment, the biggest changes were a 13% increase at industrial pump businesses and a 28% decrease for the flow metering business across several of its primary end-user markets. Pro forma sales order backlog for the Industiral Controls segment was down 7% and reflected lower oil & gas activity.

Six months ended April 30, 2001 compared to 2000

Net sales increased $52.3 million, or 23%, during the six months ended April 30, 2001 compared to the six months ended April 30, 2000. Most of this increase resulted from the contributions of companies acquired since the beginning of fiscal 2000. The most influential acquisitions affecting this comparison were Abel Pump (May 2000), Antek Instruments (August 2000) and Hansen Technologies (September 2000). On a pro forma basis, as if prior year results had included all acquired companies and both periods exclude certain exited operations, net sales increased 7%. Most of this increase resulted from additional shipments to Gazprom and increased sales of certain digital imaging products.

Analytical Instrumentation’s net sales (up 13% actual and up 6% pro forma) reflected the acquisition of Antek Instruments and a net increase in its digital imaging business. Fluid Handling’s net sales (up 27% actual and up 4% pro forma) reflected the acquisition of Abel Pump and increased sales of water/wastewater pumps. Industrial Controls’ net sales (up 34% actual and up 11% pro forma) reflected the acquisition of Hansen Technologies and the increased sales to Gazprom.

Roper’s overall gross profit percentage decreased slightly for the six months ended April 30, 2001 compared to April 30, 2000 primarily due to lower margins from sales at Hansen Technologies and adverse leverage from lower sales in digital imaging’s camera businesses. Gross profit margins also decreased for each of Roper’s three business segments. The primary factors affecting the segments are described previously.

SG&A expenses increased $17.9 million, or 22%, during the six months ended April 30, 2001 compared to the six months ended April 30, 2000. Included in SG&A expenses for the six months April 30, 2001 was $2.6 million related to several initiatives to exit certain lines of business at Roper’s Petrotech unit and to consolidate certain of Roper’s other facilities. Excluding the $2.6 million, SG&A expenses were 34% of net sales for the six months ended April 30, 2001 compared to 35% for the six months ended April 30, 2000. Fluid Handling’s SG&A expenses as a percentage of net sales increased to 25% in 2001 compared to 23% in 2000 due to a higher cost structure at Abel Pump than the segment’s other businesses and adverse leverage associated with the decrease in the semiconductor business. Industrial Controls’ SG&A expenses decreased to 30% from 35% due to a lower cost structure at Hansen Technologies than the segment’s other businesses.

Interest expense increased $2.3 million, or 43%, for the six months ended April 30, 2001 compared to the six months ended April 30, 2000. Average borrowing levels were about 30% higher in 2001, and borrowings outstanding during fiscal 2001 included $125 million of long-term notes that originated in May 2000 that were at higher interest rates than previously outstanding short-term borrowings.

Income taxes were 35% of pretax earnings for the six months ended April 30, 2001 and the six months ended April 30, 2000.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the six months ended April 30, 2001 and 2000 was mostly related to Roper’s subsidiaries in Europe and Japan.

	Net sales orders Six months ended April 30,
	2001		2000
	Pro forma	Actual	Pro forma	Actual
	(In thousands)

Analytical Instrumentation	$130,170	$130,170	$118,151	$109,614
Fluid Handling	64,516	64,516	70,517	57,684
Industrial Controls	94,411	95,392	87,502	73,894

	$289,097	$290,078	$276,170	$241,192

Pro forma net sales orders growth of 10% for the Analytical Instrumentation segment for the six months ended April 30, 2001 compared to six months ended April 30, 2000 was largely due to strength throughout the digital imaging businesses, whose net sales orders were up 18%. This segment’s leak testing business experienced decreased net sales orders of 15%. The 9% decrease in pro forma net sales orders for the Fluid Handling segment was caused by a 23% decrease in net sales orders at the segment’s semiconductor business. Industrial Controls’ pro forma net sales orders increased by 8% due to increased orders from Gazprom.

Financial Condition, Liquidity and Capital Resources

Working capital was $122.4 million at April 30, 2001 compared to $129.5 million at October 31, 2000. Most of the decrease in working capital was due to reduced accounts receivable from Gazprom that resulted from a timing difference in shipments.

Total debt was $202.1 million (41% of total capital) at April 30, 2001 compared to $241.3 million (47% of total capital) at October 31, 2000. The decrease in debt during fiscal 2001 resulted from Roper’s operating cash flows. Excluding the effects of any future acquisitions, Roper expects debt levels to be reduced over the remainder of fiscal 2001, resulting in a further strengthening of its capital structure.

Roper’s principal credit facilities are a $275 million credit facility and $125 million of long-term notes. At April 30, 2001, Roper had over $200 million of additional borrowing availability under its $275 million credit facility. None of these agreements matures prior to 2005. Roper expects that its borrowing availability will be sufficient to fund any reasonable normal operating requirements and additional business acquisitions.

Roper expects to continue an active acquisition program. During May 2001, it acquired a manufacturer of high quality pneumatic valves, solenoids, relays and related products located near Dallas, Texas for approximately $7 million. Roper has also announced the signing of a definitive agreement to purchase the operating assets of an image processing software company for approximately $17 million. This transaction is expected to be completed in early July. The completion of this and any additional acquisitions is not assured, and if completed, there can be no assurance what the financial impact will be on Roper’s operations.

Roper continues to expect fiscal 2001 to be its ninth consecutive year of record sales and earnings.

Recently Released Accounting Pronouncements

The Financial Accounting Standards Board has announced its intent to issue revised rules for the accounting for business combinations and the accounting for the excess of a purchase price over the fair value of the net assets of an acquired business (“goodwill”). The revised rules are expected to be issued around June 30, 2001. Goodwill is a significant asset of Roper’s. Once issued, the new rules are expected to provide that goodwill will no longer be amortized. Instead, goodwill will be reviewed periodically for impairment. Goodwill associated with acquisitions initiated after June 30, 2001 will be subject to the new rules. Roper would be required to adopt the impairment approach to its existing goodwill no later than the beginning of Roper’s fiscal 2003. Roper expects that it will adopt this new standard with respect to existing goodwill at the beginning of its fiscal 2002.

Forward-Looking Information

The information provided in this report, in other Roper filings with the Securities and Exchange Commission, and in press releases and other public disclosures contains forward-looking statements about Roper’s businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond Roper’s control. Some of these risks include the level and the timing of future business with Gazprom and other Eastern European customers and their ability to obtain financing, changes in interest and foreign exchange rates, the duration and depth of weak market conditions currently being experienced in the semiconductor markets, potential oil & gas industry reaction to possible U.S. governmental actions regarding exploration in Alaska and certain offshore areas, regional electricity shortages and high gasoline prices, the success of Roper’s cost reduction efforts and the future operating results of newly-acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper’s future operations, financial condition or financial results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Roper is exposed to interest rate risks on its outstanding variable-rate borrowings and the effects of changing interest rates on the fair value of its fixed-rate borrowings. Roper is exposed to foreign exchange risks pertaining to its business denominated in currencies other than the U.S. dollar. Roper is also exposed to equity market risks pertaining to the traded price of its common stock.

Roper’s outstanding variable-rate borrowings were approximately $77 million at April 30, 2001. Based on this level of debt, an increase or decrease in short-term interest rates of 10 basis points would increase or decrease annualized interest expense by approximately $77,000. During the first five months of calendar 2001, short-term interest rates in the U.S. have declined substantially and these declines have influenced longer-term rates. At April 30, 2001, interest rates were lower than the fixed interest rates on Roper’s $125 million of long-term borrowings. This resulted in the fair value of these borrowings exceeding the face amount of the borrowings. Roper determined the fair value of its fixed-rate borrowings to be approximately $131.5 million using discounted cash flows. An increase or decrease in interest rates by 10 basis points would decrease or increase this fair value amount by approximately $800,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at April 30, 2001 and for the six months then ended were principally denominated in Western European or Japanese currencies. For the six months ended April 30, 2001, approximately 20% of Roper’s net sales and income from operations were denominated in non-U.S. currencies. The U.S. dollar has generally been stronger against these currencies than during the six months ended April 30, 2000. These exchange rate changes have adversely affected Roper’s current year results compared to prior year results by less than 3%. Roper expects that these currencies will remain relatively stable. Therefore, foreign exchange risks are not expected to have a material effect on Roper’s future financial results.

Equity markets are influenced by many factors and changes in Roper’s stock price may be influenced by factors other than its historical earnings and by factors not within Roper’s control. The volatility of Roper’s common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper’s stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. Certain compensation arrangements are also directly related to changes in Roper’s stock price. The sensitivity of these issues to a change in Roper’s stock price is not readily determinable, but a change in its stock price by $1.00 per share is not believed to have a material effect on Roper’s financial statements or disclosures.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Roper held its 2001 Annual Meeting of Shareholders on March 16, 2001. Of the 30,642,378 shares eligible to vote at the meeting, 25,963,256 were present either in person or by proxy. Of the shares present, 1,583,290 shares were claimed to be entitled to five votes per share based on certain holding period requirements. The following proposal was submitted to shareholders at the 2001 Annual Meeting of Shareholders.

Proposal 1: Election of Three (3) Directors

Each of the directors identified below elected at the 2001 Annual Meeting of Shareholders was elected for a term expiring at the 2004 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2002 Annual Meeting of Shareholders or the 2003 Annual Meeting of Shareholders are as follows: Donald G. Calder (2002), Derrick N. Key (2002) and Christopher Wright (2002), Wilbur J. Prezzano (2003), Georg Graf Schall-Riaucour (2003), Eriberto R. Scocimara (2003).

Following are the election results for the proposal.

	Number of votes
	For	Against	Withheld
Proposal 1:
W. Lawrence Banks	25,818,516	144,740	0
Luitpold von Braun	21,955,503	4,007,753	0
John F. Fort III	25,439,516	523,740	0

16

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(b)4.02	Credit agreement dated as of May 18, 2000

(b)4.03	Note Purchase Agreement dated as of May 18, 2000

(a)	Incorporated herein by reference to Exhibits 3.1 and 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

(b)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

b.	Reports on Form 8-K

None

17

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Derrick N. Key —————————— Derrick N. Key	Chief Executive Officer and President	June 5, 2001

/s/ Martin S. Headley —————————— Martin S. Headley	Vice President and Chief Financial Officer	June 5, 2001

/s/ Kevin G. McHugh —————————— Kevin G. McHugh	Controller	June 5, 2001

18

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.02	Credit Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.03	Note Purchase Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 4.03 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

19