Form 10-Q
period 2001-07-31
ROPER INDUSTRIES INC /DE/
filed 2001-09-13
CIK 882835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended July 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______.


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

The number of shares outstanding of the Registrant's common stock as of September 7, 2001 was approximately 30,863,000.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                    Roper Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Earnings (unaudited)
                     (In thousands, except per share data)

                                                      Three months ended          Nine months ended
                                                           July 31,                   July 31,
                                                   ------------------------   ------------------------
                                                       2001         2000         2001         2000
                                                   -----------   ----------   ----------    ----------
Net sales                                          $   137,969   $  124,583   $  422,463    $  356,811
Cost of sales                                           64,150       60,609      203,245       170,609
                                                   -----------   ----------   ----------    ----------

Gross profit                                            73,819       63,974      219,218       186,202

Selling, general and administrative expenses            50,515       43,205      149,925       124,717
                                                   -----------   ----------   ----------    ----------

Income from operations                                  23,304       20,769       69,293        61,485

Interest expense                                         3,240        3,769       10,933         9,165
Other income                                               397          127        1,595           663
                                                   -----------  -----------   ----------    ----------

Earnings before income taxes                            20,461       17,127       59,955        52,983

Income taxes                                             7,328        6,025       21,200        18,575
                                                   -----------  -----------   ----------    ----------

Net earnings                                       $    13,133  $    11,102   $   38,755    $   34,408
                                                   ===========  ===========   ==========    ==========

Net earnings per common share:
   Basic                                           $      0.43  $      0.36   $     1.26    $     1.13
   Diluted                                                0.41         0.36         1.23          1.10

Weighted average common shares outstanding:
   Basic                                                30,838       30,502       30,722        30,422
   Diluted                                              31,727       31,188       31,594        31,185

Dividends declared per common share                $     0.075  $     0.070   $    0.225    $    0.210

    See accompanying notes to condensed consolidated financial statements.

                    Roper Industries, Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (unaudited)
                                (In thousands)

                                                                July 31,        October 31,
                                                                  2001              2000
                                                               ----------       -----------
ASSETS:

Cash and cash equivalents                                      $   28,319       $    11,372
Accounts receivable, net                                          102,153           115,191
Inventories                                                        88,366            83,627
Other current assets                                                4,539             3,765
                                                               ----------       -----------
   Total current assets                                           223,377           213,955

Property, plant and equipment, net                                 46,392            48,907
Intangible assets, net                                            335,838           323,195
Other assets                                                       10,596            10,845
                                                               ----------       -----------

   Total assets                                                $  616,203       $   596,902
                                                               ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                               $   25,692       $    26,486
Accrued liabilities                                                50,024            48,299
Income taxes payable                                                6,040             3,001
Notes payable and current portion of long-term debt                 6,999             6,706
                                                               ----------       -----------
   Total current liabilities                                       88,755            84,492

Long-term debt                                                    212,148           234,603
Other liabilities                                                   8,045             7,616
                                                               ----------       -----------
   Total liabilities                                              308,948           326,711
                                                               ----------       -----------

Common stock                                                          321               319
Additional paid-in capital                                         79,414            75,117
Retained earnings                                                 260,490           228,652
Accumulated other comprehensive earnings                           (8,102)           (8,913)
Treasury stock                                                    (24,868)          (24,984)
                                                               ----------       -----------
   Total stockholders' equity                                     307,255           270,191
                                                               ----------       -----------

   Total liabilities and stockholders' equity                  $  616,203       $   596,902
                                                               ==========       ===========

    See accompanying notes to condensed consolidated financial statements.

                    Roper Industries, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (In thousands)

                                                                       Nine months ended
                                                                            July 31,
                                                                 -------------------------------
                                                                     2001              2000
                                                                 -------------    --------------
Cash flows from operating activities:
   Net earnings                                                  $      38,755    $       34,408
   Depreciation                                                          7,268             6,336
   Amortization                                                         12,433             9,574
   Other, net                                                           13,179            (6,392)
                                                                 -------------    --------------

     Net cash provided by operating activities                          71,635            43,926
                                                                 -------------    --------------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                    (25,456)         (103,690)
   Capital expenditures                                                 (4,506)          (10,856)
   Other, net                                                              688            (1,219)
                                                                 -------------    --------------

     Net cash used in investing activities                             (29,274)         (115,765)
                                                                 -------------    ---------------

Cash flows from financing activities:
   Debt borrowings                                                      25,148            76,521
   Debt payments                                                       (47,919)           (7,027)
   Dividends                                                            (6,917)           (6,395)
   Other, net                                                            4,415             3,185
                                                                 -------------    --------------

     Net cash provided by (used in) financing activities               (25,273)           66,284
                                                                 -------------    --------------

Effect of foreign currency exchange rate changes on cash                  (141)             (694)
                                                                 -------------    ---------------

Net increase (decrease) in cash and cash equivalents                    16,947            (6,249)

Cash and cash equivalents, beginning of period                          11,372            13,490
                                                                 -------------    --------------

Cash and cash equivalents, end of period                         $      28,319    $        7,241
                                                                 =============    ==============

    See accompanying notes to condensed consolidated financial statements.

                    Roper Industries, Inc. and Subsidiaries
        Condensed Consolidated Statements of Changes in Stockholders'
                 Equity and Comprehensive Earnings (unaudited)
                                (In thousands)

                                                                                  Accumu-
                                                                                   lated
                                                                                   other
                                                        Additional                compre-                              Compre-
                                              Common     paid-in      Retained    hensive     Treasury                 hensive
                                              stock      capital      earnings    earnings      stock       Total      earnings
                                             -------    ----------   ----------   --------    ---------   ---------   ----------
Balances at October 31, 1999                 $   316    $   71,084   $  187,911   $ (2,172)   $ (25,171)  $ 231,968

Net earnings                                       -             -       34,408          -            -      34,408   $  34,408
Proceeds from stock ownership plans                2         3,041            -          -          142       3,185           -
Other comprehensive earnings:
  Currency translation adjustments                 -             -            -     (2,596)           -      (2,596)     (2,596)
Dividends declared                                 -             -       (6,395)         -            -      (6,395)          -
                                             -------    ----------   ----------   --------    ---------   ---------   ---------
Balances at July 31, 2000                    $   318    $   74,125   $  215,924   $ (4,768)   $ (25,029)  $ 260,570   $  31,812
                                             =======    ==========   ==========   ========    =========   =========   =========


Balances at October 31, 2000                 $   319    $   75,117   $  228,652   $ (8,913)   $ (24,984)  $ 270,191

Net earnings                                       -             -       38,755          -            -      38,755   $  38,755
Proceeds from stock ownership plans                2         4,297            -          -          116       4,415           -
Other comprehensive earnings:
  Currency translation adjustments                 -             -            -        811            -         811         811
Dividends declared                                 -             -       (6,917)         -            -      (6,917)          -
                                             -------    ----------   ----------   --------    ---------   ---------   ---------
Balances at July 31, 2001                    $   321    $   79,414   $  260,490   $ (8,102)   $ (24,868)  $ 307,255   $  39,566
                                             =======    ==========   ==========   ========    =========   =========   =========




    See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 31, 2001


1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 2001 and 2000 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. ("Roper") and its subsidiaries for all periods presented.

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations for the periods ended July 31, 2001 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper's consolidated financial statements and the notes thereto included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   Earnings Per Share

Basic earnings per share are calculated by dividing net earnings (there were no adjustments necessary to determine earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share included the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options.


3.   Supplemental Cash Flow Information

                                                                              Nine months ended
                                                                                   July 31,
                                                                        -------------------------------
                                                                            2001              2000
                                                                        -------------    --------------
Cash paid during the period (in 000s):
     Interest                                                           $      14,366    $        7,019
                                                                        =============    ==============
     Income taxes                                                       $      17,887    $       20,143
                                                                        =============    ==============
     Acquisitions of businesses:
         Fair value of assets acquired, including goodwill              $      27,206    $      117,917
         Liabilities assumed                                                   (1,750)          (14,227)
                                                                        -------------    --------------
              Total acquisition costs, net of cash acquired             $      25,456    $      103,690
                                                                        =============    ==============

4.   Acquisitions

Statement of Financial Accounting Standards ("SFAS") No. 141 - "Business Combinations", issued in June 2001, requires all business combinations completed after June 30, 2001 to use the purchase method of accounting. Roper used the purchase method of accounting for all business combinations completed prior to the issuance of SFAS No. 141.

In May 2001, Roper completed the acquisition of Dynamco, a manufacturer of high quality pneumatic valves, solenoids, relays and related products, for cash of approximately $7 million. Dynamco is located near Dallas, Texas. Dynamco's results are reported as part of Roper's Industrial Controls segment.

In July 2001, Roper completed the acquisition of Media Cybernetics, a developer of image processing software used primarily for scientific and industrial applications, for cash of approximately $17 million. Media

Cybernetics is located near Washington, D.C. Media Cybernetics' results are reported as part of Roper's Analytical Instrumentation segment.

In September 2001, Roper completed the acquisition of Struers and Logitech for total cash consideration of approximately $150 million. Struers, headquartered near Copenhagen, Denmark, develops, manufactures and markets materialographic preparation equipment and consumables used in quality inspection, failure analysis and research of solid materials. Logitech, headquartered near Glasgow, Scotland, develops, manufactures and markets high precision material shaping equipment used principally in the production of advanced materials for the semiconductor and opto-electronics markets. Both companies also have sales offices in the United States, Japan and elsewhere in Europe. Struers' and Logitech's results will be reported as part of Roper's Analytical Instrumentation segment.

Application of the purchase method of accounting for business combinations requires, among other things, an allocation of the purchase price to the estimated fair values of the assets and liabilities acquired. These estimates are subject to revision. The purchase price for the Struers and Logitech acquisitions is also subject to revision based on determinations related to the book value of the working capital acquired. These determinations, although not expected to significantly affect the economics of these acquisitions, have yet to be completed.


5.   Fair Value of Financial Instruments

At July 31, 2001, the estimated fair value of Roper's $125 million fixed-rate, long-term notes was $132.8 million, representing an unrecorded decrease in Roper's net assets of $7.8 million. This compared to a similar unrecorded increase in net assets of $2.4 million at October 31, 2000. The change from October 31, 2000 was the result of decreased interest rates at July 31, 2001 compared to October 31, 2000.

The fair values of all other financial instruments at July 31, 2001 were considered to approximate the carrying values of the underlying assets and liabilities.


6.   Inventories

Inventories are summarized below (in thousands):

                                              July 31,         October 31,
                                                2001              2000
                                            -------------    --------------
Raw materials and supplies                  $      47,545    $       44,493
Work in process                                    18,205            16,704
Finished products                                  24,171            24,187
LIFO reserve                                       (1,555)           (1,757)
                                            -------------    --------------
                                            $      88,366    $       83,627
                                            =============    ==============

7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                             Three months ended                    Nine months ended
                                                  July 31,                             July 31,
                                  ------------------------------------  -------------------------------------
                                       2001        2000        Change       2001         2000        Change
                                  -----------  -----------  ---------   -----------   ----------- -----------
Net sales:
   Analytical Instrumentation     $    62,733  $    51,339     +22.2%   $   184,137   $   159,059     +15.8%
   Fluid Handling                      29,994       34,163     -12.2         96,736        86,801     +11.4
   Industrial Controls                 45,242       39,081     +15.8        141,590       110,951     +27.6
                                  -----------  -----------  ----------  -----------   -----------  ---------

     Total                        $   137,969  $   124,583     +10.7%   $   422,463   $   356,811     +18.4%
                                  ===========  ===========  =========   ===========   ===========  =========

Gross profit:
   Analytical Instrumentation     $    34,887  $    27,522     +26.8%   $   102,463   $    88,026     +16.4%
   Fluid Handling                      14,483       16,510     -12.3         46,568        42,203     +10.3
   Industrial Controls                 24,449       19,942     +22.6         70,187        55,973     +25.4
                                  -----------  -----------  ----------  -----------   -----------  ---------

     Total                        $    73,819  $    63,974     +15.4%   $   219,218   $   186,202     +17.7%
                                  ===========  ===========  =========   ===========   ===========  =========

Operating profit*:
   Analytical Instrumentation     $    10,167  $     6,255     +62.5%   $    31,719   $    25,810     +22.9%
   Fluid Handling                       6,164        7,692     -19.9         21,352        21,281      +0.3
   Industrial Controls                  9,272        7,828     +18.4         25,973        18,993     +36.8
                                  -----------  -----------  ----------  -----------   -----------  ---------

     Total                        $    25,603  $    21,775     +17.8%   $    79,044   $    66,084     +19.6%
                                  ===========  ===========  =========   ===========   ===========  =========

* Operating profit is before restructuring charges recorded during, and only during, the three months ended April 30, 2001 and unallocated corporate general and administrative expenses. Restructuring charges were $50, $279 and $2,230 in the Analytical Instrumentation, Fluid Handling and Industrial Controls segments, respectively. Unallocated corporate general and administrative expenses were $2,299 and $1,006 for the three months ended July 31, 2001 and 2000, respectively. These expenses were $7,092 and $4,599 for the nine months ended July 31, 2001 and 2000, respectively.


8.   Restructuring Activities

During the three months ended April 30, 2001, Roper recorded $2,559,000 of expenses, reported as part of selling, general and administrative expenses, related to activities to close or sell certain activities at its Petrotech unit and to consolidate certain other facilities. These expenses included approximately $950,000 of personnel costs and $1,100,000 of asset impairment. All significant restructuring activities are expected to be completed by the end of Roper's 2001 fiscal year.

These Petrotech activities represented an immaterial part of Roper's total net sales for the nine months ended July 31, 2001 and approximately 3% of total net sales for the nine months ended July 31, 2000. The operating profit of these operations represented an immaterial portion of Roper's total operating profit for all periods presented.

The total workforce reduction pursuant to these restructuring activities was approximately 150 people, or about 6% of Roper's total employees. As of July 31, 2001, all of the workforce reduction and related costs had occurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Roper's Annual Report on Form 10-K for the year ended October 31, 2000 as filed with the Securities and Exchange Commission and Note 7 to Roper's condensed consolidated financial statements included elsewhere in this report.


Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

                                      Three months ended      Nine months ended
                                           July 31,                July 31,
                                     --------------------    -------------------
                                       2001        2000        2001       2000
                                     --------    --------    --------   --------

Gross profit:
  Analytical Instrumentation            55.6%        53.6%       55.6%     55.3%
  Fluid Handling                        48.3         48.3        48.1      48.6
  Industrial Controls                   54.0         51.0        49.6      50.4
                                     -------     --------    --------   -------
                                        53.5%        51.4%       51.9%     52.2%
                                     =======     ========    ========   =======

Operating profit:
  Analytical Instrumentation            16.2%        12.2%       17.2%     16.2%
  Fluid Handling                        20.6         22.5        22.1      24.5
  Industrial Controls                   20.5         20.0        18.3      17.1
  Restructuring charges                    -            -        (0.6)        -
  Unallocated corporate expenses        (1.7)        (0.8)       (1.7)     (1.3)
                                     -------     --------    --------   -------
                                        16.9         16.6        16.4      17.2
Interest expense                        (2.4)        (3.0)       (2.6)     (2.6)
Other income                             0.3          0.1         0.4       0.2
                                     -------     --------    --------   -------
Earnings before income taxes            14.8         13.7        14.2      14.8
Income taxes                             5.3          4.8         5.0       5.2
                                     -------     --------    --------   -------
Net earnings                             9.5%         8.9%        9.2%      9.6%
                                     =======     ========    ========   =======


          Three months ended July 31, 2001 compared to 2000

Net sales increased $13.4 million, or 11%, during the three months ended July 31, 2001 compared to the three months ended July 31, 2000. Most of this increase resulted from the contributions of companies acquired since July 31, 2000. The acquisitions having the largest comparative effect on sales were Antek Instruments (August 2000) and Hansen Technologies (September 2000). On a pro forma basis, as if prior year results had included all acquired companies and both periods exclude certain exited operations, net sales increased 2%. Most of this increase resulted from increased sales (5% of total sales) of digital imaging products, especially for certain research markets. Sales during the quarter ended July 31, 2001 were adversely affected (3% of total sales) by weak semiconductor capital equipment business.

Analytical Instrumentation's net sales (up 22% actual and up 13% pro forma) reflected the acquisition of Antek Instruments and an increase in its digital imaging business. Fluid Handling's net sales (down 12% actual and pro forma) reflected the weak semiconductor market. Industrial Controls' net sales (up 16% actual and flat pro forma) reflected the net impact of the acquisition of Hansen Technologies and exiting certain operations of its Petrotech unit.

Roper's overall gross profit percentage increased about 2 percentage points for the three months ended July 31, 2001 compared to July 31, 2000 primarily due to increased higher margin sales at the Analytical Instrumentation segment and decreased lower margin sales at Industrial Controls' Petrotech unit.

Selling, general and administrative ("SG&A") expenses increased $7.3 million, or 17%, during the three months ended July 31, 2001 compared to the three months ended July 31, 2000. SG&A expenses were 37% of net sales for the three months ended July 31, 2001 compared to 35% for the three months ended July 31, 2000. Most of this increase was attributed to adverse leverage from the reduced semiconductor-related business and exited Petrotech businesses, some additional costs related to Roper's business with Gazprom and increased unallocated corporate general and administrative expenses. SG&A expenses at Hansen Technologies continue to be low relative to other Roper companies.

Interest expense decreased $0.5 million, or 14%, for the three months ended July 31, 2001 compared to the three months ended July 31, 2000. Average borrowing levels were higher this year compared to last year caused by the additional borrowings to fund recent acquisitions. Effective interest rates were lower in fiscal 2001 in response to U.S. governmental actions to reduce interest rates several times since January 2001.

Income taxes were 36% of pretax earnings for the three months ended July 31, 2001 and 35% for the three months ended July 31, 2000. This increase is not considered to be significant.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended July 31, 2001 and 2000 was mostly related to Roper's subsidiaries in Europe and Japan.

                                                     Net sales orders
                                                Three months ended July 31,
                                          --------------------------------------
                                              2001                2000
                                          -----------  -------------------------
                                             Actual     Pro forma      Actual
                                          -----------  -----------     ---------
                                                      (In thousands)

Analytical Instrumentation                $    62,432  $    67,130   $    62,636
Fluid Handling                                 29,578       37,381        36,281
Industrial Controls                            40,131       43,954        39,756
                                          -----------  -----------   -----------

                                          $   132,141  $   148,465   $   138,673
                                          ===========  ===========   ===========

Net sales orders decreased 7% for the Analytical Instrumentation segment for the three months ended July 31, 2001 compared to pro forma results for the three months ended July 31, 2000 largely due to Roper's digital imaging products marketed to the automobile industry. Other digital imaging products showed strong improvement. The 21% decrease in net sales orders for the Fluid Handling segment compared to pro forma results was caused by a severe decrease in net sales orders at the segment's semiconductor capital equipment business. Industrial Controls' net sales orders decreased 9% compared to pro forma results and this decrease was mostly due to lower Gazprom orders.

                                                    Sales order backlog
                                                         July 31,
                                          --------------------------------------
                                               2001               2000
                                          -----------  -------------------------
                                             Actual     Pro forma      Actual
                                          -----------  -----------     ---------
                                                      (In thousands)

Analytical Instrumentation                $    59,241  $    52,808   $    50,859
Fluid Handling                                 22,903       26,148        26,148
Industrial Controls                            20,553       25,641        30,972
                                          -----------  -----------   -----------

                                          $   102,697  $   104,597   $   107,979
                                          ===========  ===========   ===========

Sales order backlog for the Analytical Instrumentation segment increased 12% at July 31, 2001 compared to pro forma sales order backlog at July 31, 2000. Digital imaging backlog was up 22% and fluid properties test equipment was down 37%. Pro forma backlog for the Fluid Handling segment was down 12% due to a semiconductor-related business decline of 71% that was partially offset by a 14% increase in the segment's industrial pumps businesses. Sales order backlog for the Industrial Controls segment was down 20% compared to pro forma backlog at July 31, 2000 and reflected completion of major projects and lower orders this year from non-energy sectors.

          Nine months ended July 31, 2001 compared to 2000

Net sales increased $65.7 million, or 18%, during the nine months ended July 31, 2001 compared to the nine months ended July 31, 2000. Most of this increase resulted from the contributions of companies acquired since the beginning of fiscal 2000. The most influential acquisitions affecting this comparison were Abel Pump (May 2000), Antek Instruments (August 2000) and Hansen Technologies (September 2000). On a pro forma basis, as if prior year results had included all acquired companies and both periods exclude certain exited operations of Roper's Petrotech unit, net sales increased 5%. Most of this increase resulted from increased sales of certain digital imaging products primarily for research applications and additional shipments to Gazprom.

Analytical Instrumentation's net sales (up 16% actual and up 8% pro forma) reflected the increase in its digital imaging business and the acquisition of Antek Instruments. Fluid Handling's net sales (up 11% actual and down 3% pro forma) reflected the acquisition of Abel Pump and a 20% decline in its semiconductor-related business. Industrial Controls' net sales (up 28% actual and up 8% pro forma) reflected the acquisition of Hansen Technologies and the increased sales to Gazprom.

Roper's overall gross profit percentage decreased slightly for the nine months ended July 31, 2001 compared to July 31, 2000 primarily due to lower margins from sales at Hansen Technologies and adverse leverage from lower semiconductor-related sales. Positive leverage resulted from the increased sales at higher margin businesses, particularly fluid properties testing equipment, and lower sales at Roper's lower margin Petrotech unit.

SG&A expenses increased $25.2 million, or 20%, during the nine months ended July 31, 2001 compared to the nine months ended July 31, 2000. Included in SG&A expenses for the nine months ended July 31, 2001 was $2.6 million of costs to exit certain lines of business at Roper's Petrotech unit and to consolidate certain of Roper's other facilities. All of these expenses were recorded in Roper's second fiscal quarter. Excluding the $2.6 million, SG&A expenses were 35% of net sales for the nine months ended July 31, 2001 compared to 35% for the nine months ended July 31, 2000. Fluid Handling's SG&A expenses as a percentage of net sales increased to 26% in 2001 compared to 24% in 2000 due primarily to adverse leverage that affected its semiconductor-related business. Industrial Controls' SG&A expenses decreased to 31% from 33% due to a lower cost structure at Hansen Technologies than the segment's other businesses that was partially offset by adverse leverage at its Petrotech unit.

Interest expense increased $1.8 million, or 19%, for the nine months ended July 31, 2001 compared to the nine months ended July 31, 2000. Average borrowing levels were higher this year compared to last year caused by the additional borrowings to fund recent acquisitions. Effective interest rates were lower in fiscal 2001 in response to U.S. governmental actions to reduce interest rates several times since January 2001.

Income taxes were 35% of pretax earnings for the nine months ended July 31, 2001 and the nine months ended July 31, 2000.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the nine months ended July 31, 2001 and 2000 was mostly related to Roper's subsidiaries in Europe and Japan.

                                                    Net sales orders
                                                   Nine months ended July 31,
                                       ---------------------------------------------------
                                                 2001                       2000
                                       ------------------------  -------------------------
                                        Pro forma     Actual      Pro forma      Actual
                                       -----------  -----------  -----------   -----------
                                                         (In thousands)
Analytical Instrumentation             $   192,602  $   192,602  $   185,281   $   172,250
Fluid Handling                              94,094       94,094      107,898        93,965
Industrial Controls                        130,448      135,523      128,130       113,650
                                       -----------  -----------  -----------   -----------

                                       $   417,144  $   422,219  $   421,309   $   379,865
                                       ===========  ===========  ===========   ===========

Analytical Instrumentation's net sales orders increased 4% for the nine months ended July 31, 2001 compared to pro forma sales orders for the nine months ended July 31, 2000 due largely to strength throughout most of the digital imaging businesses, whose orders were up 8%. This segment's leak testing business experienced decreased sales orders of 8% compared to prior year pro forma orders. The 13% decrease in net sales orders for the Fluid Handling segment compared to prior year pro forma orders was caused by a 48% decrease in orders at the segment's semiconductor-related business. Industrial Controls' pro forma net sales orders increased 2% due to increased orders from Gazprom that more than offset the comparative decline from a nonrecurring large oil & gas project recorded in the second quarter of fiscal 2000.


Financial Condition, Liquidity and Capital Resources

Total current assets exceeded total current liabilities by $134.6 million at July 31, 2001 compared to $129.5 million at October 31, 2000. This increase resulted from unexpectedly large net cash inflows in late July. Funds in excess of normal operating requirements are typically invested or used to reduce outstanding indebtedness. Throughout fiscal 2001 Roper has put greater emphasis on managing its accounts receivable, inventories and payables more efficiently. Efficiency has improved, but there are still additional improvements Roper believes can be made.

Total debt was $219.1 million (42% of total capital) at July 31, 2001 compared to $241.3 million (47% of total capital) at October 31, 2000. The decrease in debt during fiscal 2001 resulted from Roper's operating cash flows exceeding its acquisition costs for Dynamco and Media Cybernetics (both purchased with cash).

Roper's principal credit facilities are a $275 million credit facility and $125 million of long-term notes. At July 31, 2001, Roper had approximately $180 million of additional borrowing availability under its $275 million credit facility. None of these agreements matures prior to 2005. Roper expects that its borrowing availability, its excess cash on hand at July 31 and additional cash to be generated from existing operations will be sufficient to fund any reasonable normal operating requirements and additional business acquisitions.

Roper's previously announced acquisition of Struers and Logitech was completed on September 4, 2001 for an aggregate cash purchase price of approximately $150 million. The increased price compared to the previously disclosed amount of $139 million was attributed to changed foreign currency exchange rates since the bulk of the purchase price was denominated in European currencies. Roper funded these acquisitions from its existing credit facilities.

Roper expects to continue an active acquisition program. The completion of any additional acquisitions is not assured, and if completed, there can be no assurance what the financial impact will be on Roper's operations.

Roper continues to expect fiscal 2001 to be its ninth consecutive year of record sales and earnings.

Recently Released Accounting Pronouncements

The Financial Accounting Standards Board recently released Statement of Financial Standards ("SFAS") No. 141 - "Business Combinations" and SFAS No. 142- "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits use of the pooling method of accounting for business combinations completed after June 30, 2001 and requires recognition of certain identifiable intangible assets. SFAS No. 142 provides that goodwill associated with acquisitions completed after June 30, 2001 is no longer subject to amortization and that goodwill associated with acquisitions completed up to June 30, 2001 will no longer be amortized upon adoption of the new standard. Instead of being amortized, the new standard requires a periodic evaluation of recorded goodwill for possible impairment. Any impairment would immediately be charged against current earnings.

Roper has already adopted SFAS No. 141 effective July 1, 2001. Roper is required to adopt SFAS No. 142 no later than the beginning of its fiscal year beginning November 1, 2002. Roper intends to adopt this new standard on November 1, 2001. The absence of goodwill amortization will significantly increase Roper's reported earnings once this standard is adopted. Roper is in the process of more fully evaluating the impact of adopting SFAS No. 142 on its expected future results. However, Roper does not currently expect to incur any significant impairment charges related to its existing goodwill.


Forward-Looking Information

The information provided in this report, in other Roper filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended October 31, 2000 and in press releases and other public disclosures, contains forward-looking statements about Roper's businesses and prospects as to which there are numerous risks and uncertainties which generally are beyond Roper's control. Some of these risks include the level and the timing of future business with Gazprom and other Eastern European customers and their ability to obtain financing, changes in interest and foreign currency exchange rates, market conditions including the timing and extent of the current economic slowdown, the continuation of Roper's successful cost reduction efforts, the future operating results of newly-acquired companies and consequences stemming from the September 11, 2001 terrorist activities in New York and Washington
D.C. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper's future operations, financial condition or financial results. Roper does not undertake any obligation to update any forward-looking statements.

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

Roper's outstanding variable-rate borrowings were approximately $94 million at July 31, 2001. Based on this level of debt, an increase or decrease in short-term interest rates of 10 basis points would increase or decrease annualized interest expense by approximately $94,000. During the first eight months of calendar 2001, short-term interest rates in the U.S. (the rates most applicable to Roper's variable rate borrowings) have declined substantially. Upon completion of the Struers and Logitech acquisitions, Roper's exposure to fluctuating short-term interest rates will initially increase substantially. At July 31, 2001, comparable interest rates were lower than the fixed interest rates on Roper's $125 million of long-term borrowings. Long-term rates have not decreased as much as short-term rates. The fair value of these borrowings therefore exceeded the face amount of the borrowings. Roper determined the fair value of its fixed-rate borrowings to be approximately $132.8 million using discounted future cash flows. An increase or decrease in interest rates by 10 basis points would decrease or increase this fair value amount by approximately $800,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at July 31, 2001 and for the nine months then ended were principally denominated in Western European or Japanese currencies. For the nine months ended July 31, 2001, approximately 20% of Roper's net sales and income from operations were denominated in non-U.S. currencies. The U.S. dollar has generally been stronger against these currencies than during the nine months ended July 31, 2000. These exchange rate changes have adversely affected Roper's current year results compared to prior year results by approximately 2%. Roper expects that these currencies will remain relatively stable. Upon completion of the Struers and Logitech acquisitions, each of which has significant non-U.S. denominated transactions (mostly in Europe and the Pacific rim), Roper's exposure to foreign currency exchange rate fluctuations will increase. However, foreign exchange risks are not expected to have a material effect on Roper's future financial results.

Equity markets are influenced by many factors and changes in Roper's stock price may be influenced by factors other than its historical earnings and by factors not within Roper's control. The volatility of Roper's common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper's stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. Certain compensation arrangements are also directly related to changes in Roper's stock price. The sensitivity of these issues to a change in Roper's stock price is not readily determinable, but a change in its stock price by $1.00 per share is not believed to have a material effect on Roper's financial statements or disclosures.

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

      /(b)/4.02     Credit agreement dated as of May 18, 2000

      /(b)/4.03     Note Purchase Agreement dated as of May 18, 2000


b.        Reports on Form 8-K

          (i)       Report on Form 8-K dated as of and filed July 11, 2001 under
                    Item 5 whereby Roper reported the appointment of First Union National Bank as successor Transfer Agent, Registrar and Rights Agent.





_____________________
     /(a)/ Incorporated herein by reference to Exhibits 3.1 and 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
     /(b)/     Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and
               10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
     /(c)/ Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

          Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Title                              Date
--------------------------    -------------------------------------------    ------------------
/s/ Derrick N. Key            Chief Executive Officer and President          September 11, 2001
--------------------------
Derrick N. Key


/s/ Martin S. Headley         Vice President and Chief Financial Officer     September 11, 2001
--------------------------
Martin S. Headley


/s/ Kevin G. McHugh           Controller                                     September 11, 2001
--------------------------
Kevin G. McHugh

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