Form 10-K
period 2001-10-31
ROPER INDUSTRIES INC /DE/
filed 2002-01-22
CIK 882835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K

          (Mark One)
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange
           Title of Each Class                  On Which Registered
           -------------------                  -------------------
      Common Stock, $.01 Par Value            New York Stock Exchange
      Preferred Stock Purchase Rights
      with respect to Common Stock,
      $.01 Par Value                          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                ----------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of December 31, 2001: $1,537,903,274.

     Number of shares of Registrant's Common Stock outstanding as of December 31, 2001: 31,068,753.
                                ----------------
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on March 15, 2002, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Roper Industries, Inc. ("Roper") designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of markets. The principal markets include oil & gas, research, medical, semiconductor, refrigeration, automotive, water and wastewater, power generation, agricultural irrigation industries and general industrial.

Roper pursues consistent and sustainable growth in sales and earnings by operating and acquiring businesses that manufacture and sell high value-added, highly engineered industrial products that are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs and (iv) acquisition of similar businesses. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (i) Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 and (ii) - - Year Ended October 31, 2000 Compared to Year Ended October 31, 1999."

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

Roper continued its growth in fiscal 2001 principally through internal growth of many of its core businesses and by new business acquisitions. In the Industrial Controls segment, Dynamco was acquired in May 2001. Roper acquired three new Analytical Instrumentation companies during the year. Media Cybernetics was acquired in July 2001. Struers and Logitech were acquired in September 2001.

These new business acquisitions were financed principally from borrowings and represented a combined investment of approximately $170.2 million. Roper's debt under its primary credit facilities was $323.5 million at October 31, 2001 and $232.6 million at October 31, 2000. Total debt was 50% and 47% of total capitalization at October 31, 2001 and 2000, respectively. Total debt at year-end was 2.5x and 2.2x the preceding year's EBITDA (earnings before interest, taxes, depreciation and amortization) for fiscal 2001 and 2000, respectively. Roper believes it is well positioned for additional new business and other business acquisitions.

International Sales. Sales outside the United States continue to play an important part in Roper's overall operating results, including such sales of U.S.-based businesses. In fiscal 2001, 2000 and 1999, Roper's net sales outside the U.S. were 52%, 51% and 51%, respectively, of total net sales.

Information regarding international operations is set forth in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K ("Annual Report").

Research and Development. Roper conducts applied research and development to improve the quality and performance of its products, to develop new products and to enter new markets. Research and development performed by Roper often includes extensive field testing of its products. Roper expensed $26.3 million (4.5% of net sales), $22.6 million (4.5% of net sales), and $16.7 million (4.1% of net sales) in the years ended October 31, 2001, 2000 and 1999, respectively, on research and development activities.

ANALYTICAL INSTRUMENTATION

The Analytical Instrumentation segment offers several lines of digital imaging, fluid properties test, industrial leak test, materials analysis, microscopy preparation and handling, and spectroscopy products that are manufactured and distributed by nine U.S.-based, and four European-based, operating companies. Selected financial information for the Analytical Instrumentation segment is set forth in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal product groups consist of (i) digital imaging products, (ii) industrial leak test products, (iii) fluid properties test products and (iv) materials analysis products, (v) microscopy specimen preparation/handling products and (vi) spectroscopy products.

Digital Imaging Products. Roper manufactures and sells extremely sensitive, high-performance charge-coupled device camera, detectors and related software for a variety of scientific and industrial uses, which use high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. These products are principally sold for use within academic, government research, semiconductor, automotive, ballistic and biological and material science end-user markets. They are frequently incorporated into OEM products.

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

Industrial Leak Test Products. Roper manufactures and sells products and systems to determine leaks and completeness of assemblies and sub-assemblies in the automotive, medical and consumer products industries.

Fluid Properties Test Products. Roper manufactures and sells automated and manual test equipment to determine certain physical properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation of liquids and gasses for the petroleum and other fluid product industries.

Materials Analysis Products. Roper manufactures and sells the various equipment necessary to extract and shape certain materials for production and to extract, shape and prepare materials samples for testing.

The class of products within the Analytical Instrumentation segment that accounted for at least 10% of Roper's consolidated net sales in any of the periods presented below were as follows (in thousands):

                                                   Year ended October 31,
                                          -------------------------------------
                                              2001         2000         1999
                                          -----------  -----------   ----------
     Digital imaging products             $   134,294  $   135,406   $   89,739
     Fluid properties test products            63,022       51,499       27,300

The following chart shows the breakdown of Analytical Instrumentation segment sales by market for fiscal 2001:


                                    [GRAPHIC]

General Industrial     6%
Semiconductor          6%
Research              41%
Automotive            13%
Oil & Gas             21%
Medical                4%
Other                  9%


Backlog. The Analytical Instrumentation companies have lead times of up to several months on many of their product sales, although standard products are often shipped within four weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $62.6 million at October 31, 2001 compared to $54.6 million as of October 31, 2000. The increase was attributed to the fiscal 2001 acquisitions offset by an approximate 16% reduction in digital imaging product backlog as lead times were worked down.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturer's representatives, agents, distributors and direct sales offices in both the U.S. and various leading industrial nations.

Customers. Each of the companies in the Analytical Instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive, medical diagnostics and microscopy industries having operations globally. None of its customers accounted for as much as 10% of its sales.

INDUSTRIAL CONTROLS

The Industrial Controls segment's products include a wide variety of machinery and other industrial valves, controls, control systems and measurement and monitoring instruments which are manufactured and distributed by six U.S.-based, and one European-based, operating companies. Selected financial information for the Industrial Controls segment is set forth in Note 12 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal sales and services consist of: (i) rotating machinery control systems (ii) industrial valves and controls and (iii) vibration instrumentation.

Rotating Machinery Control Systems. Roper manufactures control systems and panels, and provides related engineering and commissioning services, for applications involving compressors, turbines, and engines in the oil & gas, pipeline, power generation and marine engine markets.

Industrial Valves and Controls. Roper manufactures a variety of valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil & gas, pipeline, power generation, refrigeration, marine engine and general industrial markets. Most of these products are designed for use in hazardous environments.

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

Those classes of products within the Industrial Controls segment that accounted for at least 10% of Roper's consolidated net sales in any of the periods presented below were as follows (in thousands):

                                               Year ended October 31,
                                       ---------------------------------------
                                          2001           2000          1999
                                       ----------     ----------   -----------
Rotating machinery control systems     $  109,325     $   91,409   $    78,979
Industrial valves and controls             63,235         27,996        25,123

The following chart shows the breakdown of sales by market for fiscal 2001 for the Industrial Controls segment:

                                   [GRAPHIC]

Oil & Gas - Pipeline      38%
Power Generation          10%
Marine                     3%
Refrigeration             14%
General Industrial         6%
Oil & Gas - Other         24%
Other                      5%

Backlog. The majority of this segment's business consists of large engineered oil & gas development and transmission projects with lead times of three to nine months. Standard products generally ship within two weeks of receipt of order, while shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. Roper enters into blanket purchase orders for the manufacture of products for certain original equipment manufacturers ("OEMs") and end-users over periods of time specified by such customers. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $31.2 million at October 31, 2001 compared to $29.2 million as of October 31, 2000. The increase in backlog is primarily attributed to the balance of a special $20 million order received from RAO Gazprom ("Gazprom"), a large Russian natural gas company, in the fourth quarter of fiscal 2001.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturer's representatives and industrial machinery distributors.

Customers. Each of the Industrial Controls business units sells to a variety of customers worldwide. Gazprom was the biggest single customer in this segment for the year, contributing approximately 25% of its sales in fiscal 2001. Gazprom has previously indicated its interest to continue purchases of control systems through 2007. However, continuation of this business at expected levels will continue to be subject to numerous commercial and political risks beyond Roper's control and cannot be assured. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Forward Looking Information".

FLUID HANDLING

The Fluid Handling segment's products include general and specialty pumps and a range of flow measurement and metering products which are manufactured and distributed by five U.S.-based, and one European-based, operating units. Selected financial information for the Fluid Handling segment is set forth in
Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This segment's principal products consist of (i) industrial pumps, (ii) integrated dispense systems used primarily in the semiconductor industry and (iii) flow measurement and metering products.

Industrial Pumps. Roper manufactures a variety of general industrial pumps including (i) rotary gear pumps which operate on the principle of two gears intermeshing and are primarily used for pumping particle-free viscous liquids such as oil and certain fluid products, and specialty rotary gear pumps such as lubricating oil pumps for diesel engines and fuel distribution devices, (ii) progressing cavity pumps whose pumping elements consist of a steel rotor within an elastomeric stator and which are used primarily for handling viscous liquids with suspended solids and abrasive materials, such as Roper's "mud motor" used in the oil & gas industry for directional drilling, (iii) centrifugal pumps which are used for pumping water and other low-viscosity liquids in agricultural, industrial and municipal applications, (iv) membrane and piston pumps which transport high solids content slurries used in a variety of industries including municipal, mining, ceramics, and food, (v) high-pressure piston pumps used in marine, food, and municipal applications, and (vi) piston-type metering pumps able to handle most types of chemicals and fluids within low-flow applications and used principally in the medical diagnostics, chemical processing, food processing and agricultural industries.

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

Flow Measurement and Metering Products. Roper manufactures turbine and positive displacement flow meters, emissions measurement equipment and flow meter calibration products for the aerospace, automotive, power generation and other industrial applications.

Those classes of products within the Fluid Handling segment that accounted for at least 10% of Roper's consolidated net sales in any of the periods presented below were as follows (in thousands):

                                             Year ended October 31,
                                   -----------------------------------------
                                       2001           2000          1999
                                   ------------   -----------   ------------

     Industrial pumps              $    84,398    $    78,955   $     76,193

The following chart shows the breakdown of Fluid Handling segment sales by market for fiscal 2001:

                                   [GRAPHIC]


General Industrial      21%
Other                    9%
Semiconductor           17%
Medical                  6%
Power Generation         6%
Oil & Gas                7%
Refrigeration            7%
Irrigation               6%
Aerospace                3%
Transportation           4%
Water and Wastewater    14%

Backlog. The Fluid Handling companies' sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within six-to-twelve weeks following receipt of order, although larger project orders and blanket purchase orders for certain OEMs may extend for longer periods. This segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $21.7 million at October 31, 2001 compared to $26.1 million as of October 31, 2000. The decrease was attributed primarily to significantly reduced demand for semiconductor equipment products as that market contracted severely during fiscal 2001.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturer's representatives and stocking and non-stocking distributors.

Customers. Some of the Fluid Handling segment's companies have sales to one or a few customers that represent a significant portion of that company's sales and the relative importance of such a concentrated customer base for these companies is expected to continue. However, no customer was responsible for as much as 10% of the segment's fiscal 2001 net sales.

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

Roper is subject to various U.S. and foreign federal, state and local laws affecting its businesses, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate Roper's contractual relationships with its distributors and manufacturers' representatives, some of which impose substantive standards on these relationships.

COMPETITION

Roper has significant competition from a limited number of companies in each of its markets. No single competitor competes with Roper over a significant number of product lines. Roper's products compete primarily on the basis of performance, innovation, price, and established customer service capabilities with existing customers.

PATENTS AND TRADEMARKS

Roper owns the rights under a number of patents and trademarks relating to certain of its products and businesses. While it believes that none of its companies is substantially dependent on any single, or group, of patents, trademarks or other items of intellectual property rights, the product development and market activities of Compressor Controls, Gatan, Integrated Designs, Redlake MASD and Roper Scientific, in particular, have been planned and conducted in conjunction with important and continuing patent strategies. Compressor Controls has been granted a series of U.S. and associated foreign patents and a significant portion of its fiscal 2001 sales was of equipment that incorporated innovations that are the subject of several such patents that will not begin to expire until 2004. Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its integrated dispense systems that accounted for the majority of its fiscal 2001 sales. The U.S. patent will expire in 2011.

EMPLOYEES

As of October 31, 2001, Roper had approximately 2,950 total employees, of whom approximately 2,000 were located in the United States.

ITEM 2. PROPERTIES

Roper's corporate offices, consisting of 9,500 square feet of leased space, are located near Athens, Georgia. Roper has established sales and service locations around the world to support its operating units. The principal operating company properties are on the table that follows.

                                          Square footage
                                        ---------------------
       Location           Property       Owned       Leased         Industry segment
----------------------  ------------    -------     ---------  --------------------------
Phoenix, AZ             Office / Mfg.         -       45,900   Fluid Handling
Tucson, AZ              Office / Mfg.         -       37,300   Analytical Instrumentation
Pleasanton, CA          Office                -       19,400   Analytical Instrumentation
Richmond, CA            Office / Mfg.    67,400            -   Industrial Controls
San Diego, CA           Office / Mfg.         -       43,000   Analytical Instrumentation
Rodovre, Denmark        Office / Mfg.         -      114,000   Analytical Instrumentation
Verson, France          Office / Mfg.         -       22,500   Industrial Controls
Commerce, GA            Office / Mfg.   203,800            -   Fluid Handling
Buchen, Germany         Office / Mfg.   191,500            -   Fluid Handling
Lauda, Germany          Office / Mfg.    37,900            -   Analytical Instrumentation
Des Moines, IA          Office / Mfg.         -       88,000   Industrial Controls
Belle Chasse, LA        Office / Mfg.         -       33,200   Industrial Controls
Burr Ridge, IL          Office / Mfg.    55,000            -   Industrial Controls
Acton, MA               Office / Mfg.         -       32,700   Analytical Instrumentation
Silver Spring, MD       Office                -       11,800   Analytical Instrumentation
Trenton, NJ             Office / Mfg.    40,000            -   Analytical Instrumentation
Syosset, NY             Office / Mfg.         -       27,500   Fluid Handling
Portland, OR            Office / Mfg.         -      128,000   Fluid Handling
Warrendale, PA          Mfg.                  -       76,300   Analytical Instrumentation
Carrollton, TX          Office / Mfg.         -       22,000   Fluid Handling
Houston, TX             Office / Mfg.    12,600            -   Industrial Controls
Houston, TX             Office / Mfg.         -       35,000   Analytical Instrumentation
Houston, TX             Office / Mfg.         -       27,500   Analytical Instrumentation
Marble Falls, TX        Office / Mfg     10,000            -   Analytical Instrumentation
McKinney, TX            Office / Mfg.         -       25,000   Industrial Controls
San Antonio, TX         Office / Mfg.         -       42,200   Analytical Instrumentation
Bury St. Edmunds, U.K.  Office / Mfg.    90,000            -   Industrial Controls
Glasgow, U.K.           Office / Mfg.    27,700            -   Analytical Instrumentation

Roper considers each of the above facilities to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated operating requirements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of Roper's security-holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Roper's single class of common stock issued and outstanding trades on the New York Stock Exchange ("NYSE") under the symbol "ROP". Following is the range of high and low sales prices for Roper's common stock as reported by the NYSE during each of its fiscal 2001 and 2000 quarters. The last sales price reported by the NYSE on December 31, 2001, was $49.50.


                                               High                   Low
                                            -----------           -----------

     2001         4th Quarter               $     45.00           $     31.00
                  3rd Quarter                     45.80                 34.99
                  2nd Quarter                     43.00                 33.65
                  1st Quarter                     38.50                 29.94

     2000         4th Quarter                     35.75                 26.19
                  3rd Quarter                     36.19                 24.00
                  2nd Quarter                     37.38                 25.81
                  1st Quarter                     38.56                 30.00

Based on information available to Roper and its transfer agent, Roper believes that as of December 31, 2001 there were 215 record holders of its common stock.

Dividends. Roper has declared a cash dividend in each fiscal quarter since its February 1992 initial public offering and has also increased its dividend rate annually since the initial public offering. In November 2001, Roper's Board of Directors increased the quarterly dividend rate to $0.0825 per share, an increase of 10% from the prior rate. However, the timing, declaration and payment of future dividends will be at the sole discretion of Roper's Board of Directors and will depend upon Roper's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Therefore, there can be no assurance as to the amount, if any, of cash dividends that will be declared in the future.

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

                                                                        Year ended October 31,
                                                   ------------------------------------------------------------------
                                                    2001/(1)/    2000/(2)/    1999/(3)/      1998/(4)/     1997/(5)/
                                                   -----------  -------------------------- --------------------------
                                                                 (in thousands, except per share data)
Operations data:
   Net sales                                       $   586,506  $   503,813  $   407,256    $   389,170   $   298,236
   Gross profit                                        308,970      258,824      210,503        190,953       153,389
   Income from operations                               98,428       88,196       77,955         66,092        60,870
   Net earnings applicable to common shares             55,839       49,278       47,346         39,316        36,350

Per share data:
   Net earnings applicable to common shares:
     Basic                                         $      1.82  $      1.62  $      1.56    $      1.27   $      1.19
     Diluted                                              1.77         1.58         1.53           1.24          1.16
   Dividends                                              0.30         0.28         0.26           0.24          0.20

Balance sheet data:
   Working capital                                 $   129,173  $   129,463  $    89,576    $    82,274   $    86,954
   Total assets                                        762,122      596,902      420,163        381,533       329,320
   Long-term debt, less current portion                323,830      234,603      109,659        120,307        99,638
   Stockholders' equity                                323,506      270,191      231,968        197,033       177,869


(1) Includes results of Struers and Logitech from September 2001 and several smaller businesses acquired throughout fiscal 2001.
(2) Includes results of MASD from November 1999, Abel Pump from May 2000, Antek Instruments from August 2000, Hansen Technologies from September 2000 and several smaller businesses acquired throughout fiscal 2000.
(3)  Includes results of Petroleum Analyzer companies acquired in June 1999.
(4) Includes results of Photometrics from April 1998 and several smaller businesses acquired throughout fiscal 1998.
(5)  Includes results of Princeton Instruments and Petrotech from May 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Roper's Consolidated Financial Statements and selected financial data included elsewhere in this Annual Report.

Results of Operations

General

The following tables set forth selected information for the years indicated. Amounts are dollars in thousands and percentages are of net sales.

                                                         Year ended October 31,
                                                        -----------------------
                                                         2001     2000     1999
                                                        -----    -----    -----
     Net sales                                          100.0%   100.0%   100.0%
     Cost of sales                                       47.3     48.6     48.3
                                                        -----    -----    -----
     Gross profit                                        52.7     51.4     51.7
     Selling, general and administrative expenses        35.9     33.9     32.6
                                                        -----    -----    -----
     Income from operations                              16.8     17.5     19.1
     Interest expense                                     2.7      2.7      1.8
     Other income                                         0.6      0.3      0.4
                                                        -----    -----    -----
     Earnings before income taxes                        14.7     15.1     17.7
     Income taxes                                         5.2      5.3      6.1
                                                        -----    -----    -----
     Net earnings                                         9.5%     9.8%    11.6%
                                                        =====    =====    =====

                                                            Year ended October 31,
                                              -------------------------------------------------
                                                    2001            2000              1999
                                              ---------------  ---------------  ---------------
                                                 $        %       $        %       $        %
                                              -------  ------  -------  ------  -------  ------
     Industrial Controls:/(1)/
       Net sales                              196,738          159,262          160,090
       Gross profit                           100,574   51.1    78,523   49.3    78,957   49.3
       Operating profit/(2)/                   40,066   20.4    28,460   17.9    29,973   18.7
     Fluid Handling:/(3)/
       Net sales                              125,399          121,387           98,298
       Gross profit                            60,709   48.4    58,899   48.5    47,662   48.5
       Operating profit/(2)/                   27,402   21.9    29,600   24.4    27,386   27.9
     Analytical Instrumentation:/(4)/
       Net sales                              264,369          223,164          148,868
       Gross profit                           147,687   55.9   121,402   54.4    83,884   56.3
       Operating profit/(2)/                   43,207   16.3    36,509   16.4    27,713   18.6

     /(1)/ Includes results of Hansen Technologies from September 2000 and several smaller businesses acquired during the years presented.
     /(2)/ Operating profit excludes restructuring charges and unallocated corporate administrative costs. Restructuring charges were incurred only in fiscal 2001 and were $2,230, $279 and $50 in Industrial Controls, Fluid Handling and Analytical Instrumentation, respectively. Unallocated corporate administrative costs were $9,688, $6,373 and $7,117 for the years ended October 31, 2001, 2000 and 1999, respectively.
     /(3)/ Includes results of Abel Pump from May 2000 and several smaller businesses acquired during the years presented.
     /(4)/ Includes results of Photometrics from April 1998, the fiscal 1999
           Petroleum Analyzer acquisitions from June 1999, MASD from November 1999, Antek Instruments from August 2000, Struers and Logitech from September 2001 and several smaller businesses acquired during the years presented.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

Net sales for fiscal 2001 were $586.5 million, a 16% increase compared to fiscal 2000. Excluding sales to RAO Gazprom ("Gazprom", a large Russian natural gas company), net sales increased 14% in fiscal 2001 compared to fiscal 2000. Fiscal 2001 pro forma net sales (adjusted to remove exited operations) increased 5% compared to pro forma net sales during fiscal 2000 (also adjusted to include the results of companies acquired during fiscal 2001 for the same length of time as included in fiscal 2001's results).

In the Analytical Instrumentation segment, actual net sales increased 18% and pro forma net sales increased 5%. The increase in actual net sales resulted mostly from the contribution of companies acquired during fiscal 2001 and 2000. The increase in pro forma net sales resulted mostly from strong digital imaging demand from research markets. Weakness in the automobile industry adversely affected sales of Roper's high-speed digital camera products and its industrial leak test products.

In the Fluid Handling segment, actual net sales increased 3% and pro forma net sales decreased 7%. Actual net sales increased primarily as the result of companies acquired over the past two years. Pro forma net sales decreased primarily as the result of depressed business conditions in the semiconductor industry. This segment's pro forma net sales to this industry decreased 33% in fiscal 2001 compared to fiscal 2000. Roper expects these sales to be lower still in fiscal 2002. Net sales in fiscal 2001 for this segment's businesses not serving the semiconductor industry increased 2% compared to pro forma net sales in fiscal 2000.

In the Industrial Controls segment, actual net sales increased 24% and pro forma net sales increased 13%. Actual net sales increased primarily as a result of companies acquired since the beginning of fiscal 2000, increased shipments to Gazprom and higher revenues from customers in energy markets. These increases were partially offset by lower revenues at Petrotech that resulted from restructuring activities that occurred during fiscal 2001. Pro forma net sales increased primarily as a result of additional sales to Gazprom. Sales to Gazprom were $49.3 million during fiscal 2001, or an increase of 45% compared to fiscal 2000.

Roper's overall gross profit percentage increased to 52.7% in fiscal 2001 compared to 51.4% in fiscal 2000. Several factors were the largest contributors to the change. The largest factor was the growth in the Analytical Instrumentation segment, Roper's highest gross margin segment. Other large factors contributing to increased margins were improved leverage on the additional sales to Gazprom and the benefits from exiting certain low margin businesses at Petrotech during 2001. Adversely affecting margins were the increased sales from Roper's lower margin refrigeration valves business that was acquired in September 2000.

Analytical Instrumentation's gross margin increased to 55.9% in fiscal 2001 compared to 54.4% in fiscal 2000. Most of this improvement resulted from favorable leverage related to increased digital imaging sales and the incremental sales at Struers and Logitech that were at relatively high margins. Fluid Handling's gross margin decreased to 48.4% in fiscal 2001 compared to 48.5% in fiscal 2000. This decrease was caused mostly by lower sales of its high margin semiconductor-related products. Industrial Controls' gross margin increased to 51.1% in fiscal 2001 compared to 49.3% in fiscal

2000. This increase was caused primarily by the favorable effects of increased sales to Gazprom and lower sales from exited businesses, and was partially offset by increased sales of lower-margin refrigeration valve products.

Selling, general and administrative ("SG&A") expenses as a percentage of net sales in fiscal 2001 and fiscal 2000 are presented in the following table.

                                                2001               2000
                                          ------------------  ------------------
                                           Total    Adjusted*  Total   Adjusted*
                                          -------   --------  -------  ---------

     Analytical Instrumentation             39.5%     36.2%     38.0%     34.5%
     Fluid Handling                         26.8      24.5      24.1      22.3
     Industrial Controls                    31.9      28.5      31.4      29.8
     Corporate                               1.7       1.7       1.3       1.3
                                          ------    ------    ------    ------
        Total                               35.9%     32.8%     33.9%     31.3%

     * Excludes goodwill amortization (2001 and 2000) and restructuring charges (2001).

The increase in SG&A costs as a percentage of net sales in fiscal 2001 compared to fiscal 2000 for the Fluid Handling segment was caused by the adverse leverage that resulted from the quick and deep cyclical decline in the segment's semiconductor-related business. Other changes in the relationships between SG&A costs and net sales were not considered significant.

Interest expense was $15.9 million in fiscal 2001 compared to $13.5 million in fiscal 2000. Interest expense was higher in fiscal 2001 mostly due to the borrowings associated with the acquisitions that occurred since the beginning of fiscal 2000. All of these acquisitions, representing total costs of over $330 million during these two fiscal years, were paid for with cash provided by Roper's then-existing credit facilities. Short-term interest rates started to decline dramatically early in calendar 2001. Roper's effective interest rate was approximately 6.5% during fiscal 2001 compared to approximately 6.9% during fiscal 2000.

The provision for income taxes was 35.4% of pretax earnings in fiscal 2001 compared to 35.1% in fiscal 2000. This change was not considered significant.

Roper's other components of comprehensive earnings in fiscal 2001 were currency translation adjustments resulting from net assets denominated in currencies other than the U.S. dollar. These net assets were primarily denominated in euros (or euro-equivalent currencies), British pounds, Danish krone or Japanese yen. During fiscal 2001, the U.S. dollar weakened against the euro, was relatively stable against the pound and strengthened against the yen and krone (after the acquisition of Danish assets in September). During fiscal 2001, Roper's consolidated net assets increased $1.2 million due to foreign currency translation adjustments.

                                                                    Net sales orders
                                                                 Year ended October 31,
                                                   --------------------------------------------------
                                                             2001                      2000                Pro forma
                                                   ------------------------  ------------------------
                                                    Pro forma      Actual      Pro forma      Actual         change
                                                    ----------  -----------  -------------  -----------   -----------
                                                                     (in thousands)
Analytical Instrumentation                         $   260,927  $   260,927  $     273,105  $   239,903        -4   %
Fluid Handling                                         121,231      121,231        142,858      128,925       -15
Industrial Controls                                    195,073      200,681        170,267      160,136       +15
                                                   -----------  -----------  -------------  -----------   -----------

                                                   $   577,231  $   582,839  $     586,230  $   528,964        -2   %
                                                   ===========  ===========  =============  ===========   ===========

The decrease in Analytical Instrumentation's pro forma net sales orders in fiscal 2001 compared to fiscal 2000 was broad-based. Net sales orders for each major product group declined from 2% - 9%. This segment's businesses were adversely affected by poor market conditions in the automotive and semiconductor industries. The decrease in pro forma net sales orders for the Fluid Handling segment was caused largely by a decline in semiconductor-related orders. The increase in pro forma net sales orders for the Industrial Controls segment was caused primarily by additional orders from Gazprom.

                                                                   Sales order backlog
                                                                       October 31,
                                                   --------------------------------------------------
                                                             2001                      2000                Pro forma
                                                   ------------------------  ------------------------
                                                    Pro forma      Actual      Pro forma      Actual         Change
                                                    ----------  -----------  -------------  -----------   -----------
                                                                     (in thousands)
Analytical Instrumentation                         $    62,609  $    62,609  $      68,092  $    54,550        -8   %
Fluid Handling                                          21,678       21,678         26,073       26,073       -17
Industrial Controls                                     31,217       31,217         25,166       29,246       +24
                                                   -----------  -----------  -------------  -----------   -----------

                                                   $   115,504  $   115,504  $     119,331  $   109,869        -3   %
                                                   ===========  ===========  =============  ===========   ===========

Changes in sales order backlog were consistent with changes in net sales orders.

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

Net sales for fiscal 2000 of $503.8 million were up 24% compared to the prior year. Excluding net sales to Gazprom, net sales increased 26% in fiscal 2000 compared to fiscal 1999. Net sales for fiscal 2000 were 1% less than pro forma net sales for fiscal 1999.

Net sales for the Analytical Instrumentation segment increased 50%, mostly the result of business acquisitions (Petroleum Analyzer, MASD, Antek Instruments and other smaller businesses). This segment's net sales were 2% less than the prior year's pro forma net sales largely from lower comparative sales in fluid properties test equipment markets.

Net sales for the Fluid Handling segment increased 23%, mostly the result of business acquisitions (Abel Pump and other smaller businesses) and a very strong fiscal 2000 for this segment's semiconductor-related business. This segment's net sales were 6% higher than pro forma net sales for fiscal 1999. Fluid Handling's historical semiconductor business increased its net sales in fiscal 2000 by 81% (partly from favorable comparisons to reported net sales in the first half of fiscal 1999) and its acquired business increased its net sales by 51% compared to the same period in the prior year. Fiscal 2000 net sales for this segment's centrifugal pump business decreased 19% compared to the prior year due to weak agricultural and water/wastewater markets. Agricultural markets were adversely impacted by widespread drought conditions and low commodity prices in the United States. Roper believes the municipal water and wastewater markets were adversely affected by resources diverted to minimize Y2K exposures early in fiscal 2000, and its centrifugal pump business had increased exposure to these markets as it developed larger pumps to pursue more lucrative projects. Fluid Handling's piston metering pumps business' net sales were also down 15% compared to fiscal 1999 as this company's largest customer reduced its purchases until it resolves an FDA compliance problem unrelated to this company's products.

Net sales for the Industrial Controls segment decreased less than 1% in fiscal 2000 compared to fiscal 1999 and fiscal 2000 net sales were 3% less than pro forma fiscal 1999 net sales. The timing of this segment's primary fiscal 2000 acquisition (Hansen Technologies in September 2000) was such that it did not significantly affect fiscal 2000 results. This segment was significantly influenced by conditions in the exploration and production sectors of the oil & gas industry. Roper believes several large oil & gas business combinations early in the year delayed capital spending programs, and spending had yet to recover from the effects of relatively low oil and natural gas prices throughout much of fiscal 1999. Throughout fiscal 2000, net sales each quarter (excluding sales to Gazprom) improved in comparison to the same quarter of fiscal 1999. Whereas these first quarter net sales were down 22% compared to the prior year, fourth quarter net sales (also excluding Hansen Technologies) were up 13%. Net sales to Gazprom of $33.9 million in fiscal 2000 were comparable to fiscal 1999 net sales of $35.0 million.

The gross profit percentage for the Analytical Instrumentation segment decreased to 54.4% in fiscal 2000 compared to 56.3% in fiscal 1999. This decrease arose mostly from the inclusion of MASD for most of fiscal 2000. If MASD's results were excluded from the segment's results in fiscal 2000, the segment's gross profit percentage was 55.9%.

SG&A expenses as a percentage of net sales in fiscal 2000 and fiscal 1999 are presented in the following table.

                                                                   2000                          1999
                                                       ---------------------------    --------------------------
                                                           Total       Adjusted*          Total       Adjusted*
                                                       -----------    ------------    -----------   ------------
         Analytical Instrumentation                       38.0   %       34.5    %       37.7   %       34.1   %
         Fluid Handling                                   24.1           22.3            20.6           19.0
         Industrial Controls                              31.4           29.8            30.6           29.3
         Corporate                                         1.3            1.3             1.7            1.7
                                                       -----------     -----------    -----------    -----------
           Total                                          33.9   %       31.3    %       32.5   %       30.3   %
                                                       ===========     ===========    ===========    ===========

         * Excludes goodwill amortization.

SG&A expenses increased as a percentage of net sales for Roper as a whole because of the increased costs in the Fluid Handling segment and the increased size of the Analytical

Instrumentation segment with its relatively high level of SG&A expenses compared to Roper's other business segments.

SG&A expenses for the Fluid Handling segment increased as a percentage of net sales mostly due to relatively high cost structures of recent acquisitions, particularly Abel Pump and Flowdata. Another significant reason for this segment's increased SG&A expenses as a percentage of net sales was the adverse leverage associated with the decline in the segment's centrifugal pump business combined with the added costs of this business moving into a larger facility early in fiscal 2000. Other changes in the relationships between SG&A costs and net sales were not considered significant.

Interest expense was $13.5 million in fiscal 2000 compared to $7.3 million in fiscal 1999. Interest expense was higher in fiscal 2000 due primarily to the borrowings associated with the numerous acquisitions that occurred during fiscal 1999 and especially during fiscal 2000. All of these acquisitions, representing total costs of approximately $200 million during these two fiscal years, were paid for with cash provided by Roper's then-existing credit facilities.

The provision for income taxes was 35.1% of pretax earnings in fiscal 2000 compared to 34.5% in fiscal 1999. The increase in the effective income tax rate was due to several of the recent acquisitions located in relatively high income tax rate jurisdictions and the amortization of some goodwill associated with these acquisitions was not deductible for income tax purposes.

Roper's other components of comprehensive earnings in fiscal 2000 were currency translation adjustments resulting from net assets denominated in currencies other than the U.S. dollar. These net assets were primarily denominated in euros, British pounds or Japanese yen. The U.S. dollar strengthened against each of these currencies during fiscal 2000, but especially against the euro and particularly during Roper's fourth quarter of fiscal 2000. During fiscal 2000, Roper's consolidated net assets decreased $6.7 million ($4.1 million in the fourth quarter) due to foreign currency translation adjustments. Roper's goodwill denominated in non-U.S. currencies also decreased by $6.7 million due to currency translation adjustments.

The following table summarizes Roper's net sales orders and sales order backlog information (in thousands). The pro forma amounts include comparable time periods for those companies acquired during fiscal 2000.

                                                Net sales orders                       Sales order backlog
                                             Year ended October 31,                        October 31,
                                      -------------------------------------  --------------------------------------
                                         2000                1999                2000                1999
                                      -----------  ------------------------  -----------  -------------------------
                                        Actual      Pro forma      Actual       Actual     Pro forma       Actual
                                      -----------  -----------  -----------  -----------  -----------   -----------
Analytical Instrumentation            $   239,903  $   228,000  $   148,478  $    54,550  $    41,693   $    30,000
Fluid Handling                            128,925      117,125      100,600       26,073       19,103        14,375
Industrial Controls                       160,136      157,596      150,604       29,246       30,405        29,286
                                      -----------  -----------  -----------  -----------  -----------   -----------

                                      $   528,964  $   502,721  $   399,682  $   109,869  $    91,201   $    73,661
                                      ===========  ===========  ===========  ===========  ===========   ===========

The increase in Analytical Instrumentation's net sales orders in fiscal 2000 compared to fiscal 1999 pro forma net sales orders was mostly due to an 8% increase in the segment's digital imaging businesses and a 20% increase in its spectroscopy business (which was influenced by the strong semiconductor industry).

The increase in Fluid Handling's net sales orders in fiscal 2000 compared to fiscal 1999 pro forma net sales orders was mostly due to continued strength in the segment's semiconductor-related businesses, whose net sales orders increased 68%.



Financial Condition, Liquidity and Capital Resources

Total current assets exceeded total current liabilities by $129.2 million at October 31, 2001 compared to $129.5 million at October 31, 2000. Total debt was $326.8 million at October 31, 2001 (50% of total capital) compared to $241.3 million at October 31, 2000 (47% of total capital). Roper's increased debt and increased financial leverage at October 31, 2001 compared to that a year ago was due to the additional borrowings incurred to fund fiscal 2001 business acquisitions.

Roper's principal $275 million credit facility with a group of banks provides most of its daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At October 31, 2001, utilization of this facility included $86.5 million of U.S. denominated borrowings, the equivalent of $91.6 million of non-U.S. denominated borrowings and $2.9 million of outstanding letters of credit. Total unused availability under this facility was $94.0 million at October 31, 2001. This facility matures May 2005. Roper also has a number of smaller facilities in various non-U.S. locations to support the businesses in these locations.

Roper's outstanding indebtedness at October 31, 2001 also included $125 million of term notes. One set of notes totaling $40 million matures May 2007. The other set of notes totaling $85 million matures May 2010. Neither set of notes requires sinking fund payments. Roper may prepay either set of notes by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to a risk-free rate plus a margin.

Although the excess of current assets over current liabilities at October 31, 2001 and 2000 were similar, Roper acquired approximately $30 million of net current assets through business acquisitions during fiscal 2001. Reductions in net current assets were attributed to improved management of accounts receivable, inventories and payables.

Capital expenditures were $7.5 million during fiscal 2001 compared to the $15.2 million incurred during fiscal 2000.

In November 2001, Roper's Board of Directors increased the quarterly cash dividend paid on its outstanding common stock to $0.0825 per share from $0.075 per share, an increase of 10%. This represents the ninth consecutive year in which the quarterly dividend has been increased since Roper's 1992 initial public offering. Roper's Board of Directors has declared a dividend payable on January 31, 2002. Payment of any additional dividends requires further action by the Board of Directors.

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

Roper anticipates that its recently acquired companies as well as its other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which Roper historically has experienced. However, the rate at which Roper can reduce its debt during fiscal 2002 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of its existing companies and cannot be predicted with certainty.



Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141 - "Business Combinations" that applies to all business combinations completed subsequent to June 30, 2001. SFAS 141 requires use of the purchase method for accounting for a business combination. Other provisions of SFAS 141 must be adopted concurrently with the adoption of SFAS
142. Roper does not expect the full adoption of SFAS 141 to significantly affect its accounting for any business combinations completed prior to June 30, 2001.

The FASB issued SFAS 142 - "Goodwill and Other Intangible Assets" that Roper intends to adopt effective November 1, 2001 (otherwise, adoption would be required on November 1, 2002). Once adopted, this standard provides that goodwill will no longer be subject to amortization. Instead, goodwill will be subjected to a periodic analysis to evaluate possible impairment. Any such impairment would be recognized as an expense immediately.

The FASB issued SFAS 143 - "Accounting for Asset Retirement Obligations" that Roper is required to adopt by November 1, 2002. Roper does not currently have, nor is it expected to have, any material asset retirement obligations subject to this new standard.

The FASB issued SFAS 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. Roper does not expect the adoption of this standard to result in an impairment charge.

Outlook

Fiscal 2002 is expected to be another record year for sales and earnings. Fiscal 2002 is expected to benefit from the full-year contributions from the businesses acquired during fiscal 2001, especially Struers and Logitech. Fiscal 2002 earnings would also benefit from the adoption of SFAS 142. Goodwill amortization was $15.7 million during fiscal 2001. The conditions in the semiconductor industry are currently poor and Roper expects its product sales into this industry to be lower in fiscal 2002 than they were in 2001 on a pro forma basis. Roper does not expect this industry to show any significant signs of improvement before at least the second half of 2002. The terrorist attacks in the United States on September 11, 2001 and the aftereffects related thereto still cast a significant cloud of uncertainty over the near-term health of the economy in the United States and elsewhere. The U.S. economy was also showing signs of weakening prior to the September 11 attacks. It is impossible to isolate each of these factor's effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

Roper expects to continue an active acquisition program. However, completion of future acquisitions and their impact on Roper's results or financial condition cannot be accurately predicted.



Forward Looking Information

The information provided elsewhere in this Annual Report, in Roper's filings with the Securities and Exchange Commission, in press releases and in other public disclosures contains forward-looking statements about Roper's businesses and prospects. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe Roper's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which generally are beyond Roper's control and which may cause Roper's actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Some of these risks include the level and the timing of future business with Gazprom and other Eastern European customers and their ability to obtain financing, changes in interest and currency exchange rates, market conditions including the duration and extent of the current economic recession, the continued success of Roper's cost reduction efforts, the future operating results of newly-acquired companies and consequences stemming from the September 11 terrorist activities. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper's future operations, financial condition, or financial results. Roper does not undertake any obligation to update any forward-looking statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

Roper is exposed to interest rate risks on its outstanding borrowings. It is exposed to foreign currency exchange risks on its transactions denominated in currencies other than the U.S. dollar. It is also exposed to equity market risks pertaining to the traded price of its common stock.

At October 31, 2001, Roper had a combination of fixed-rate borrowings (primarily $125 million of term notes) and relatively variable-rate borrowings (primarily borrowings under the $275 million credit facility). Although each borrowing under the $275 million credit facility has a fixed rate, the terms of these individual borrowings are generally only 1-3 months.

At October 31, 2001, interest rates were lower than the fixed rates on the term notes. This resulted in the estimated fair values of the term notes being greater than the face amounts of the notes. Roper estimated this difference to be $11.7 million and it represented an unrecorded decrease in Roper's net assets at October 31, 2001. If interest rates had been 0.1% higher, the difference between the fair values of the term notes and their face values would have decreased to $10.9 million.

At October 31, 2001, Roper's outstanding variable-rate borrowings under the $275 million credit facility were $178.1 million. An increase in interest rates of 0.1% would increase Roper's annualized interest costs by $178,000.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros (or equivalent currencies), British pounds, Danish krone or Japanese yen.

Sales by companies whose functional currency was not the U.S. dollar were 23% of Roper's total sales. The U.S. dollar was mixed against these currencies during fiscal 2001. Comparing currency exchange rates at October 31, 2001 to October 31, 2000, the dollar weakened 7% against the euro, was flat against the pound and strengthened 11% against yen. The dollar strengthened 1% against the krone over the last two months of fiscal 2001. These exchange rate changes had an immaterial impact on sales and earnings during fiscal 2001. Excluding the effects of any future acquisitions, the percentage of non-U.S. dollar denominated sales is expected to be higher in fiscal in 2002.

The changes of these currencies relative to the U.S. dollar during fiscal 2001 also resulted in an increase in net assets of $1.2 million that was reported as a component of comprehensive earnings. This change is believed to have a minimal impact on expected future cash flows.

The traded price of Roper's common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in Roper's financial statements. The stock prices also influence the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. Certain cash compensation arrangements are also directly related to Roper's stock price. The stock price also affects Roper's employees' perceptions of various Roper programs that involve its common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1 hereof.

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      Index

                                                                                                               Page
Consolidated Financial Statements:

   Report of Independent Public Accountants .................................................................   F-2

   Consolidated Balance Sheets as of October 31, 2001 and 2000 ..............................................   F-3

   Consolidated Statements of Earnings for the Years ended October 31, 2001, 2000 and 1999 ..................   F-4

   Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the
     Years ended October 31, 2001, 2000 and 1999 ............................................................   F-5

   Consolidated Statements of Cash Flows for the Years ended October 31, 2001, 2000 and 1999 ................   F-6

   Notes to Consolidated Financial Statements ...............................................................   F-7

Supplementary Data:

   Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended
     October 31, 2001, 2000 and 1999 ........................................................................   S-1

                    Report of Independent Public Accountants


To the Shareholders of Roper Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Roper Industries, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roper Industries, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

                                           Arthur Andersen LLP


Atlanta, Georgia
December 6, 2001

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 2001 and 2000
                      (in thousands, except per share data)


                                                                                      2001                2000
                                                                                  -------------      -------------
Assets

Cash and cash equivalents                                                         $      16,190      $      11,372
Accounts receivable, net                                                                121,271            115,191
Inventories                                                                              90,347             83,627
Other current assets                                                                      5,245              3,765
                                                                                  -------------      -------------
       Total current assets                                                             233,053            213,955

Property, plant and equipment, net                                                       51,887             48,907
Intangible assets, net                                                                  453,017            323,195
Other noncurrent assets                                                                  24,165             10,845
                                                                                  -------------      -------------

       Total assets                                                               $     762,122      $     596,902
                                                                                  =============      =============


Liabilities and Stockholders' Equity

Accounts payable                                                                  $      34,233      $      26,486
Accrued liabilities                                                                      61,020             48,299
Income taxes payable                                                                      5,617              3,001
Current portion of long-term debt                                                         3,010              6,706
                                                                                  -------------      -------------
       Total current liabilities                                                        103,880             84,492

Long-term debt                                                                          323,830            234,603
Other noncurrent liabilities                                                             10,906              7,616
                                                                                  -------------      -------------
       Total liabilities                                                                438,616            326,711
                                                                                  -------------      -------------

Stockholders' equity:
   Preferred stock, $0.01 par value per share; 1,000 shares authorized;
     none outstanding                                                                         -                  -
   Common stock, $0.01 par value per share; 80,000 shares authorized;
     32,131 shares issued and 30,879 outstanding at October 31, 2001 and
     31,859 shares issued and 30,599 outstanding at October 31, 2000                        321                319
   Additional paid-in capital                                                            80,510             75,117
   Retained earnings                                                                    275,259            228,652
   Accumulated other comprehensive earnings                                              (7,757)            (8,913)
   Treasury stock, 1,252 shares October 31, 2001 and 1,260 shares at
     October 31, 2000                                                                   (24,827)           (24,984)
                                                                                  -------------      -------------
       Total stockholders' equity                                                       323,506            270,191
                                                                                  -------------      -------------

       Total liabilities and stockholders' equity                                 $     762,122      $     596,902
                                                                                  =============      =============

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                   Years ended October 31, 2001, 2000 and 1999
                      (in thousands, except per share data)

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
Net sales                                                              $   586,506    $   503,813    $   407,256
Cost of sales                                                              277,536        244,989        196,753
                                                                       -----------    -----------    -----------

Gross profit                                                               308,970        258,824        210,503

Selling, general and administrative expenses                               210,542        170,628        132,548
                                                                       -----------    -----------    -----------
Income from operations                                                      98,428         88,196         77,955

Interest expense                                                            15,917         13,483          7,254
Other income, net                                                            3,928          1,218          1,583
                                                                       -----------    -----------    -----------

Earnings before income taxes                                                86,439         75,931         72,284

Income taxes                                                                30,600         26,653         24,938
                                                                       -----------    -----------    -----------

Net earnings                                                           $    55,839    $    49,278    $    47,346
                                                                       ===========    ===========    ===========

Net earnings per share:
   Basic                                                               $      1.82    $      1.62    $      1.56
                                                                       ===========    ===========    ===========
   Diluted                                                             $      1.77    $      1.58    $      1.53
                                                                       ===========    ===========    ===========

Weighted average common shares outstanding:
   Basic                                                                    30,758         30,457         30,268
                                                                       ===========    ===========    ===========
   Diluted                                                                  31,493         31,182         30,992
                                                                       ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity and Comprehensive Earnings

                   Years ended October 31, 2001, 2000 and 1999
                      (in thousands, except per share data)

                                                                                            Accumulated
                                                                  Additional                   other                      Total
                                              Common stock         paid-in     Retained    comprehensive   Treasury   stockholders'
                                        -----------------------
                                            Shares     Amount     capital     earnings       earnings       stock        equity
                                        ----------- ----------- -----------  ----------  ---------------  ----------  -------------
Balances at October 31, 1998                 30,343 $       313 $    67,145  $  148,435  $          (906) $  (17,954) $     197,033

Net earnings                                      -           -           -      47,346                -           -         47,346
Common shares issued for acquisitions           (45)          -           -           -                -      (1,667)        (1,667)
Exercise of stock options, net                  244           3       3,939           -                -           -          3,942
Currency translation adjustments                  -           -           -           -           (1,266)          -         (1,266)
Cash dividends ($0.26 per share)                  -           -           -      (7,870)               -           -         (7,870)
Treasury stock purchases                       (260)          -           -           -                -      (5,550)        (5,550)
                                        -----------   ---------   ---------   ---------  ---------------  ----------  -------------

Balances at October 31, 1999                 30,282         316      71,084     187,911           (2,172)    (25,171)       231,968


Net earnings                                      -           -           -      49,278                -           -         49,278
Exercise of stock options, net                  308           3       3,949           -                -           -          3,952
Currency translation adjustments                  -           -           -           -           (6,741)          -         (6,741)
Cash dividends ($0.28 per share)                  -           -           -      (8,537)               -           -         (8,537)
Treasury stock sold                               9           -          84           -                -         187            271
                                        -----------   ---------   ---------   ---------  ---------------  ----------  -------------

Balances at October 31, 2000                 30,599         319      75,117     228,652           (8,913)    (24,984)       270,191


Net earnings                                      -           -           -      55,839                -           -         55,839
Exercise of stock options, net                  272           2       5,293           -                -           -          5,295
Currency translation adjustments                  -           -           -           -            1,156           -          1,156
Cash dividends ($0.30 per share)                  -           -           -      (9,232)               -           -         (9,232)
Treasury stock sold                               8           -         100           -                -         157            257
                                        -----------   ---------   ---------   ---------  ---------------  ----------  -------------

Balances at October 31, 2001                 30,879   $     321   $  80,510   $ 275,259  $        (7,757) $  (24,827) $     323,506
                                        ===========   =========   =========   =========  ===============  ==========  =============

                                                   Compre-
                                                   hensive
                                                   earnings
                                                 ------------
Balances at October 31, 1998

Net earnings                                     $     47,346
Common shares issued for acquisitions                       -
Exercise of stock options, net                              -
Currency translation adjustments                       (1,266)
Cash dividends ($0.26 per share)                            -
Treasury stock purchases                                    -
                                                 ------------

Balances at October 31, 1999                     $     46,080
                                                 ============

Net earnings                                     $     49,278
Exercise of stock options, net                              -
Currency translation adjustments                       (6,741)
Cash dividends ($0.28 per share)                            -
Treasury stock sold                                         -
                                                 ------------

Balances at October 31, 2000                     $     42,537
                                                 ============

Net earnings                                     $     55,839
Exercise of stock options, net                              -
Currency translation adjustments                        1,156
Cash dividends ($0.30 per share)                            -
Treasury stock sold                                         -
                                                 ------------

Balances at October 31, 2001                     $     56,995
                                                 ============

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Years ended October 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                                        $    55,839    $    49,278    $    47,346
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
       Depreciation and amortization of property, plant
         and equipment                                                       9,993          8,623          6,620
       Amortization of intangible assets                                    17,462         13,675          9,346
       Changes in operating assets and liabilities, net of
         acquired businesses:
           Accounts receivable                                              10,412        (13,863)       (10,621)
           Inventories                                                       7,418         (4,357)         3,778
           Accounts payable and accrued liabilities                          5,790         14,001         (7,557)
           Income taxes payable                                              1,725            786          4,112
           Long-term financing                                              (8,451)             -              -
           Other, net                                                        2,254           (504)          (198)
                                                                       -----------    ------------   -----------
              Net cash provided by operating activities                    102,442         67,639         52,826
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                       (170,180)      (161,546)       (36,343)
   Capital expenditures                                                     (7,455)       (15,150)        (5,148)
   Other, net                                                                  906         (1,531)           167
                                                                       -----------    ------------   -----------
              Net cash used in investing activities                       (176,729)      (178,227)       (41,324)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                          146,125        321,941         45,926
   Principal payments on notes payable and long-term debt                  (62,815)      (208,012)       (41,867)
   Cash dividends to stockholders                                           (9,232)        (8,537)        (7,870)
   Treasury stock sales (purchases)                                            257            271         (5,550)
   Proceeds from stock option exercises, net                                 4,531          3,952          3,942
   Other, net                                                                    -              -         (1,667)
                                                                       -----------    -----------    -----------
              Net cash provided by (used in) financing activities           78,866        109,615         (7,086)
                                                                       -----------    -----------    ------------

Effect of exchange rate changes on cash                                        239         (1,145)          (276)
                                                                       -----------    ------------   -----------

Net increase (decrease) in cash and cash equivalents                         4,818         (2,118)         4,140
Cash and cash equivalents, beginning of year                                11,372         13,490          9,350
                                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                                 $    16,190    $    11,372    $    13,490
                                                                       ===========    ===========    ===========

Supplemental disclosures:
   Cash paid for:
     Interest                                                          $    16,102    $     9,018    $     7,471
                                                                       ===========    ===========    ===========
     Income taxes, net of refunds received                             $    28,875    $    25,867    $    20,826
                                                                       ===========    ===========    ===========
     Noncash investing activities:
       Net assets of businesses acquired:
         Fair value of assets, including goodwill                      $   184,158    $   177,230    $    42,770
         Liabilities assumed                                               (13,978)       (15,684)        (6,427)
                                                                       -----------    -----------    -----------
           Cash paid, net of cash acquired                             $   170,180    $   161,546    $    36,343
                                                                       ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

(1)    Summary of Accounting Policies
       ------------------------------

       Basis of Presentation - These financial statements present consolidated
       ---------------------
       information for Roper Industries, Inc. and its subsidiaries ("Roper"). All significant intercompany accounts and transactions have been eliminated.

       Nature of the Business - Roper designs, manufactures and distributes
       ----------------------
       specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of industrial markets.

       Accounts Receivable - Accounts receivable were stated net of an allowance
       -------------------
       for doubtful accounts of $4,344,000 and $4,294,000 at October 31, 2001 and 2000, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

       Cash and Cash Equivalents - Roper considers highly liquid financial
       -------------------------
       instruments with remaining maturities at acquisition of three months or less to be cash equivalents. At October 31, 2001 and 2000, Roper had no cash equivalents.

       Earnings per Share - Basic earnings per share were calculated using net
       ------------------
       earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective period. Common stock equivalents consisted of stock options, and the effects of common stock equivalents were determined using the treasury stock method.

       For the years ended October 31, 2001, 2000 and 1999, there were 107,000, 9,000 and zero stock options outstanding at October 31, 2001, 2000 and 1999, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

       Estimates - The preparation of financial statements in conformity with
       ---------
       accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

       Fair Value of Financial Instruments - Roper's long-term debt at October
       -----------------------------------
       31, 2001 included $125 million of fixed-rate term notes. Roper has determined that current comparable interest rates at October 31, 2001 were lower than the stated rates of the term notes by approximately 1 1/2
       - 2 percentage points. A discounted cash flow analysis of anticipated cash flows using October 31, 2001 interest rates indicated that the fair values of the term notes were greater than the face amounts of the term notes by $11.7 million at October 31, 2001. This liability is not reflected in Roper's basic financial statements. At October 31, 2000, Roper had a similar unrecorded asset of $2.4 million. The change compared to October 31, 2000 was caused primarily from lower interest rates at October 31, 2001 compared to October 31, 2000.

       Most of Roper's other borrowings at October 31, 2001 were at various interest rates that adjust relatively frequently under its $275 million credit facility. The fair value for each of these borrowings at October 31, 2001 was estimated to be the face value of these borrowings.

       In May 2000, Roper entered into a 3-year interest rate swap agreement for a notional amount of $25 million. Under this agreement, Roper received a fixed interest rate of 7.68% and paid a variable rate of 3-month LIBOR plus a margin. In November 2000, Roper entered into another agreement that effectively terminated this swap agreement for an insignificant gain.

       In February 1998 and April 1998, Roper entered into five-year interest rate swap agreements for notional amounts of $50 million and $25 million, respectively. In both agreements, Roper paid a fixed interest rate,

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

     and the other party paid a variable interest rate. In May 2000, Roper effectively terminated these agreements and received $1.8 million. This gain is being amortized over the original term of the agreements.

     The fair values for all of Roper's other financial instruments at October 31, 2001 approximated their carrying values.

     Foreign Currency Translation - Assets and liabilities of subsidiaries whose
     ----------------------------
     functional currency was not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results. Translation adjustments are reflected as a component of other comprehensive earnings.

     Impairment of Long-Lived Assets - Roper periodically reviews its long-lived
     -------------------------------
     assets (mostly property, plant and equipment, identified intangible assets and goodwill) for events or changes in circumstances that may indicate that the carrying amount of these assets has been impaired. Impairment, especially with respect to goodwill, is evaluated by comparing the estimated undiscounted future cash flows of the related business to the carrying amount of the goodwill. Roper's review did not warrant recognition of any impairment during any of the three years ended October 31, 2001.

     Income Taxes - Roper is a U.S.-based multinational company and the
     ------------
     calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax structures that vary from country to country and the United States' treatment of non-U.S. earnings. United States income taxes, net of foreign taxes, have been provided on the undistributed earnings of non-U.S. subsidiaries, except in those instances where such earnings are currently expected to be permanently reinvested. If such permanently reinvested earnings were to be distributed or otherwise subject to U.S. income taxes, foreign tax credits would reduce the amount of income taxes otherwise due in the United States. Determination of the amount of unrecognized deferred income taxes related to these permanently reinvested earnings is not practical.

     Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

     Intangible Assets - Intangible assets consisted principally of goodwill,
     -----------------
     which is amortized on a straight-line basis over periods ranging from 5 to 40 years for acquisitions completed prior to June 30, 2001. Goodwill associated with subsequent acquisitions is not subject to amortization. The accumulated amortization for intangible assets was $63.1 million and $45.5 million at October 31, 2001 and 2000, respectively. Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Identified intangible assets, other than goodwill, acquired through a business acquisition completed subsequent to June 30, 2001 may also not be subject to amortization. Other intangible assets not arising from acquisitions are recorded at cost and amortized over their expected useful lives.

     Inventories - Inventories are valued at the lower of cost or market. Cost
     -----------
     is determined using either the first-in, first-out method or the last-in, first-out method ("LIFO"). Inventories valued at LIFO cost comprised 10% and 11% of consolidated inventories at October 31, 2001 and 2000, respectively.

     Any LIFO decrements recorded during any of the three years ended October 31, 2001 were immaterial to Roper's consolidated financial statements for that year.

     Other Comprehensive Earnings - Comprehensive earnings includes net earnings
     ----------------------------
     and all other non-owner sources of changes in a company's net assets. The differences between net earnings and comprehensive earnings for Roper during fiscal 2001, 2000 and 1999 were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

     Property, Plant and Equipment and Depreciation and Amortization - Property,
     ---------------------------------------------------------------
     plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

          Buildings                                              20-30 years
          Machinery                                               8-12 years
          Other equipment                                          3-5 years

     Recently Released Accounting Pronouncements - The Financial Accounting
     -------------------------------------------
     Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141 - "Business Combinations" that applies to all business combinations completed subsequent to June 30, 2001. SFAS 141 requires use of the purchase method for accounting for a business combination. Other provisions of SFAS 141 must be adopted concurrently with the adoption of SFAS 142. Roper does not expect the full adoption of SFAS 141 to significantly affect its accounting for any business combinations completed prior to June 30, 2001.

     The FASB issued SFAS 142 - "Goodwill and Other Intangible Assets" that Roper intends to adopt effective November 1, 2001 (otherwise, adoption would be required on November 1, 2002). Once adopted, this standard provides that goodwill will no longer be subject to amortization. Instead, goodwill will be subjected to a periodic analysis to evaluate possible impairment. Any such impairment would be recognized as an expense immediately.

     The FASB issued SFAS 143 - "Accounting for Asset Retirement Obligations" that Roper is required to adopt by November 1, 2002. Roper does not currently have, nor is it expected to have, any material asset retirement obligations subject to this new standard.

     The FASB issued SFAS 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. Roper does not expect the adoption of this standard to result in an impairment charge.

     Research and Development - Research and development costs include salaries
     ------------------------
     and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $26.3 million, $22.6 million and $16.7 million for the years ended October 31, 2001, 2000 and 1999, respectively.

     Revenue Recognition - Revenue is generally recognized as products are
     -------------------
     shipped or services are rendered. Some sales contracts contain customer acceptance provisions. When the customer's specifications are known and Roper can demonstrate compliance with these requirements, it recognizes revenue upon delivery of the product, which may precede formal acceptance by the customer. In isolated cases whereby relevant criteria have been satisfied, Roper may recognize revenue even though delivery has not occurred. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. Estimated losses on any projects are recognized as soon as such losses become known.

     Stock Options - Roper accounts for stock-based compensation under the
     -------------
     provisions of Accounting Principles Board Opinion 25 - "Accounting for Stock Issued to Employees." Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 - "Accounting for Stock-Based Compensation," provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

     Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

(2)  Business Acquisitions
     ---------------------

     Roper has acquired various businesses as part of its on-going acquisition program. The acquisition program pursues opportunities within Roper's existing business segments that Roper management believes will enhance the value of Roper common stock to its shareholders.

     Over the past three years, Roper completed three business acquisitions in fiscal 2001, nine during fiscal 2000 and one in fiscal 1999. The purchase price for each of these acquisitions was negotiated with unaffiliated third parties, Roper acquired 100% of the ownership interests of the acquired business, and each of these acquisitions was accounted for using the purchase method of accounting. The assets and liabilities of the acquired businesses were recorded at their estimated fair values, and the results of operations were included in Roper's results of operations beginning from the date acquired. Some allocations of fair value associated with recent acquisitions included estimates and were preliminary as of October 31, 2001. Subsequent to October 31, 2001, Roper and the sellers of the Struers and Logitech businesses agreed on a purchase price adjustment related to the level of working capital on hand at the closing date requiring Roper to pay an additional DKK 55.7 million (approximately $7 million). This amount is not reflected in the table that follows and will be reported as an acquisition cost during fiscal 2002. It is customary that Roper and sellers of businesses acquired by Roper have unresolved issues regarding the final determination of the purchase price at the closing date of an acquisition.

     Acquisition costs include amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition. Acquisitions whose costs were greater than 5% of Roper's total assets at the beginning of the fiscal year during which the acquisition occurred are listed in the table that follows (acquisition costs in thousands). All acquisitions listed in the following table were paid for with cash.

                                              Date         Acquisition                                       Goodwill
                                            acquired          costs               Business segment            period
                                           -----------     -----------     ----------------------------     ---------
     Struers and Logitech                  Sept. 2001       $143,268       Analytical Instrumentation             NA
     Hansen Technologies                   Sept. 2000         36,395       Industrial Controls              25 years
     Antek Instruments                      Aug. 2000         22,017       Analytical Instrumentation       30 years
     Abel Pump                              May  2000         22,948       Fluid Handling                   30 years
     MASD                                   Nov. 1999         49,332       Analytical Instrumentation       25 years
     Petroleum Analyzer                     June 1999         36,439       Analytical Instrumentation       25 years

     Struers develops, manufactures and markets materials analysis preparation equipment and consumables used in quality inspection, failure analysis and research of solid materials. Logitech develops, manufactures and markets high-precision material-shaping equipment used primarily in the production of advanced materials for the semiconductor and opto-electronics markets. Struers is headquartered near Copenhagen, Denmark and Logitech is headquartered near Glasgow, Scotland. Both companies also share sales and service locations in the U.S., France, Germany and Japan.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

     The following information summarizes the allocation of fair values assigned to the assets and liabilities of Struers and Logitech at the acquisition date (in thousands).

     Current assets, excluding cash                              $  30,482
     Property and equipment                                          3,839
     Intangible assets, including goodwill                         120,062
     Other noncurrent assets                                           840
     Current liabilities                                           (10,953)
     Noncurrent liabilities                                         (1,002)
                                                                 ---------

         Total acqusition costs, excluding cash acquired         $ 143,268
                                                                 =========

     None of the goodwill allocated to Struers and Logitech ($99.4 million) is expected to be deductible for income tax purposes. Other intangible assets, subject to amortization, included its existing customer base ($13.5 million amortized over 10 years), unpatented technology ($1.6 million amortized over 10 years) and sales order backlog ($0.4 million amortized over 4 months). Other intangible assets, not subject to amortization, were trade names ($5.2 million).

     Hansen Technologies distributes manufactured and outsourced shut-off and control valves, auto-purgers and hermetic pumps for the commercial refrigeration industry. Hansen Technologies' principal facility is located near Chicago, Illinois.

     Antek Instruments manufactures and supplies spectrometers primarily used to detect sulfur, nitrogen and other chemical compounds in petroleum, food and beverage processing and other industries. Antek Instruments' principal facilities are located in Houston and near Austin, Texas.

     Abel Pump manufactures and supplies specialty positive displacement pumps for a variety of industrial applications, primarily involving abrasive or corrosive fluids or those with high solids content. Abel Pump's principal facility is located near Hamburg, Germany.

     MASD designs, manufactures and markets high-speed digital cameras used in automotive, industrial, military and research markets. MASD also manufactures and markets high-resolution digital cameras for the machine vision and image conversion markets. MASD's principal facility is located in San Diego, California. This business was subsequently merged with a complementary business and currently operates as Redlake MASD.

     Petroleum Analyzer manufactures, markets and distributes instrumentation products for petroleum analysis in the laboratory and process markets. The acquired business has principal facilities in San Antonio, Texas and near Frankfurt, Germany. This business was merged into a pre-existing complementary business.

     Using applicable rules, the following unaudited pro forma summary presents Roper's consolidated results of operations as if the Struers and Logitech and total acquisitions during fiscal 2001 and 2000 had occurred at the beginning of fiscal 1999 (in thousands, except per share data). Goodwill associated with acquisitions completed subsequent to June 30, 2001 has not been amortized for purposes of this pro forma presentation to be consistent with current practice. Also, actual results may have been different had the acquisitions occurred at an earlier date and this pro forma information provides no assurance as to future results.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

                                                                              Year ended October 31,
                                                       -------------------------------------------------------------------
                                                                   2001                                  2000
                                                      -------------------------------    ---------------------------------
                                                       Struers and                          Struers and
                                                        Logitech             Total            Logitech             Total
                                                      ------------       ------------       ------------       -----------
          Net sales                                   $    653,753       $    662,515       $    578,276       $   646,193
                                                      ============       ============       ============       ===========
          Net earnings                                $     60,952       $     61,681       $     50,980       $    51,982
                                                      ============       ============       ============       ===========
          Net earnings per share:
            Basic                                     $       1.98       $       2.01       $       1.67       $      1.71
                                                      ============       ============       ============       ===========
            Diluted                                   $       1.94       $       1.96       $       1.63       $      1.67
                                                      ============       ============       ============       ===========

(3)  Inventories
     -----------

     The components of inventories at October 31 were as follows (in thousands):

                                                                                     2001                    2000
                                                                                   --------                --------
          Raw materials and supplies                                               $ 47,339                $ 44,493
          Work in process                                                            13,047                  16,704
          Finished products                                                          31,284                  24,187
          LIFO reserve                                                               (1,323)                 (1,757)
                                                                                   --------                --------
                                                                                   $ 90,347                $ 83,627
                                                                                   ========                ========

(4)  Property, Plant and Equipment
     -----------------------------

     The components of property, plant and equipment at October 31 were as follows (in thousands):

                                                                                      2001                   2000
                                                                                   ---------              ---------
          Land                                                                     $   2,944              $   2,277
          Buildings                                                                   24,996                 21,263
          Machinery, tooling and other equipment                                      83,541                 78,289
                                                                                   ---------              ---------
                                                                                     111,481                101,829
          Accumulated depreciation and amortization                                  (59,594)               (52,922)
                                                                                   ---------              ---------
                                                                                   $  51,887              $  48,907
                                                                                   =========              =========

(5)    Accrued Liabilities
       -------------------

       Accrued liabilities at October 31 were as follows (in thousands):

                                                                                      2001                   2000
                                                                                   ---------              ---------
          Wages and other compensation                                             $  27,152              $  17,929
          Commissions                                                                  8,376                  6,889
          Interest                                                                     5,704                  6,074
          Other                                                                       19,788                 17,407
                                                                                   ---------              ---------
                                                                                   $  61,020              $  48,299
                                                                                   =========              =========

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999


(6)    Income Taxes
       ------------

       Earnings before income taxes for the years ended October 31 consisted of the following components (in thousands):

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
              United States                                            $    64,879    $    61,074    $    59,972
              Other                                                         21,560         14,857         12,312
                                                                       -----------    -----------    -----------
                                                                       $    86,439    $    75,931    $    72,284
                                                                       ===========    ===========    ===========

       Components of income tax expense for the years ended October 31 were as follows (in thousands):

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
              Current:
                 Federal                                               $    21,709    $    19,587    $    16,317
                 State                                                       1,189            945          1,102
                 Foreign                                                     6,909          5,559          5,449
              Deferred expense (benefit)                                       793            562          2,070
                                                                       -----------    -----------    -----------
                                                                       $    30,600    $    26,653    $    24,938
                                                                       ===========    ===========    ===========

       Reconciliations between the federal statutory income tax rate and the effective income tax rate for the years ended October 31 were as follows:

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
              Federal statutory rate                                          35.0%          35.0%          35.0%
              Exempt income of Foreign Sales Corporation                      (4.3)          (3.7)          (3.7)
              Goodwill amortization                                            2.6            2.3            2.3
              Other, net                                                       2.1            1.5            0.9
                                                                       -----------    -----------    -----------
                                                                              35.4%          35.1%          34.5%
                                                                       ===========    ===========    ===========

       Components of deferred tax assets and liabilities at October 31 were as follows (in thousands):

                                                                                          2001           2000
                                                                                      -----------    -----------
              Deferred tax assets:
                Reserves and accrued expenses                                         $     7,735    $     4,964
                Inventories                                                                 3,617          1,315
                Postretirement medical benefits                                               631            545
                Foreign taxes                                                                 575              -
                Research and development                                                        -            800
                                                                                      -----------    -----------
                  Total deferred tax assets                                                12,558          7,624
                                                                                      -----------    -----------
              Deferred tax liabilities:
                Amortizable intangible assets                                               2,629            365
                Plant and equipment                                                         1,599          1,738
                Former IC-DISC recapture                                                      577            724
                                                                                      -----------    -----------
                  Total deferred tax liabilities                                            4,805          2,827
                                                                                      -----------    -----------
                  Net deferred tax asset                                              $     7,753    $     4,797
                                                                                      ===========    ===========


       Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2001, 2000 and 1999


(7)    Long-Term Debt
       ---------------

       Total debt at October 31 consisted of the following (table amounts in thousands):

                                                                           2001           2000
                                                                     -----------    -----------
            $275 million credit facility                             $   178,114    $   107,581
            7.58% Senior Guaranteed Secured Notes                         40,000         40,000
            7.68% Senior Guaranteed Secured Notes                         85,000         85,000
            Supplier financing agreement                                  20,307              -
            Other                                                          3,419          8,728
                                                                     -----------    -----------
               Total debt                                                326,840        241,309
            Less current portion                                           3,010          6,706
                                                                     -----------    -----------
               Long-term debt                                        $   323,830    $   234,603
                                                                     ===========    ===========

       In May 2000, Roper entered into two new credit agreements and simultaneously canceled its then-existing $200 million U.S. revolving credit facility and its $30 million German revolving credit facility.

       One of the new agreements was with a group of banks and provided for a $275 million credit facility consisting primarily of revolving loans, swing line loans and letters of credit. Interest on outstanding borrowings is influenced by the type and currency of the borrowings. Interest on outstanding borrowings under this facility is a base rate plus a margin. The margin is influenced by certain financial ratios of Roper and can range from 0.625% to 1.125%. This facility also provides that Roper will maintain certain financial ratios addressing, among other things, coverage of fixed charges, total debt under other agreements, consolidated net worth and capital expenditures. Other costs and provisions of this facility are believed to be customary. Repayment of Roper's obligations under this facility is guaranteed by its domestic subsidiaries and the pledge of some of the stock of some of Roper's foreign subsidiaries. This agreement matures on May 18, 2005.

       At October 31, 2001, utilization of the $275 million facility included $86.5 million of U.S. denominated borrowings, $91.6 million of borrowings denominated in euros and $2.9 million of outstanding letters of credit. The weighted average interest rate on outstanding borrowings at October 31, 2001 under this facility was 4.2%.

       The other new May 2000 agreement was with a group of insurance companies that provided for $40 million of term notes due May 18, 2007 and $85 million of term notes due May 18, 2010. The guarantees, pledges and financial covenants associated with this agreement were similar, but slightly less restrictive, than those in the $275 million credit facility.

       In September 2001, Roper entered into an unsecured financing agreement with a non-U.S. bank to facilitate Roper's supply agreement with RAO Gezprom, a large Russian natural gas company. This agreement matures during 2003 and bears interest that approximates a market rate.

       Future maturities of long-term debt during each of the next five years ending October 31 and thereafter were as follows (in thousands):

               2002                                        $     3,010
               2003                                             20,517
               2004                                                109
               2005                                            178,204
               2006                                                  -
               Thereafter                                      125,000
                                                           -----------
                                                           $   326,840
                                                           ===========
                                      F-14

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999


(8)    Retirement and Other Benefit Plans
       ----------------------------------

       Roper maintains two defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all domestic employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these two plans were $4,126,000, $3,956,000 and $3,269,000 in fiscal 2001, 2000 and 1999, respectively.

       Roper also maintains various defined benefit retirement plans covering employees of non-U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

       Pursuant to the fiscal 1999 Petroleum Analyzer acquisition, Roper agreed to assume a defined benefit pension plan covering certain U.S. employees subject to a collective bargaining agreement. Upon obtaining necessary regulatory approvals, Roper intends to terminate this plan. Total plan assets at October 31, 2001 were not material and the anticipated costs associated with terminating this plan were not expected to be material.

       In November 1999, Roper's Board of Directors (the "Board") approved an employee stock purchase plan covering eligible employees whereby they may designate up to 10% of eligible earnings to purchase Roper's common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares authorized by the Board on a periodic basis. During the years ended October 31, 2001 and 2000, participants of the employee stock purchase plan purchased 8,000 and 9,000 shares, respectively, of Roper's common stock for total consideration of $257,000 and $271,000, respectively. All of these shares were purchased from Roper's treasury shares.


(9)    Common Stock Transactions
       -------------------------

       Roper's restated Certificate of Incorporation provides that each outstanding share of Roper's common stock entitles the holder thereof to five votes per share, except that holders of outstanding shares with respect to which there has been a change in beneficial ownership during the four years immediately preceding the applicable record date will be entitled to one vote per share.

       Roper has a Shareholder Rights Plan whereby one Preferred Stock Purchase Right (a "Right") accompanies each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board's consent. Each Right may be exercised to acquire one one-thousandth of a newly issued share of Roper's Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase Roper's common stock having a market value at such time of twice the Right's exercise price. The Rights may be redeemed by Roper at a redemption price of $0.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights expire on January 8, 2006.

       Roper periodically enters into agreements with the management of newly-acquired companies for the issuance of Roper's common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive. At October 31, 2001, 20,000 shares of common stock were reserved for future issuance under such agreements.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

(10)   Stock Options
       -------------

       Roper has two stock incentive plans (the "1991 Plan" and the "2000 Plan") which authorize the issuance of up to 4,500,000 shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, stock appreciation rights or equivalent instruments. Stock options under both plans may be granted at prices not less than 100% of market value of the underlying stock at the date of grant. All stock options granted under these plans generally vest annually and ratably over a five-year period from the date of the grant. Stock options expire ten years from the date of grant. The 1991 Plan provided that options must be granted by December 17, 2001. The 2000 Plan has no expiration date.

       Roper also has a stock option plan for non-employee directors (the "Non-employee Director Plan"). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of Roper's common stock and thereafter options to purchase an additional 4,000 shares each year under terms and conditions similar to the above-mentioned stock option plans, except that following their grant, all options become fully vested at the time of the Annual Meeting of Shareholders following the grant date and are exercisable ratably over five years following the date of grant.

       A summary of stock option transactions under these plans and information about stock options outstanding at October 31, 2001 are shown below:

                                                            Outstanding options           Exercisable options
                                                       ---------------------------    --------------------------
                                                                         Average                       Average
                                                                         exercise                      exercise
                                                          Number          price          Number          price
                                                       ----------      -----------    -----------    -----------
              October 31, 1998                           2,087,000     $    17.24       1,109,000    $     13.08

                Granted                                    350,000          18.71
                Exercised                                 (251,000)         13.66
                Canceled                                   (69,000)         22.22
                                                       -----------

              October 31, 1999                           2,117,000          17.67       1,226,000          14.67

                Granted                                    365,000          33.18
                Exercised                                 (320,000)         13.68
                Canceled                                   (79,000)         25.76
                                                       -----------

              October 31, 2000                          2,083,000           20.69       1,199,000          16.45

                Granted                                    515,000          34.85
                Exercised                                 (292,000)         18.34
                Canceled                                   (75,000)         25.39
                                                       -----------

              October 31, 2001                           2,231,000     $    24.11       1,171,000    $     17.91
                                                       ===========

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999


                                                       Outstanding options                 Exercisable options
                                            ----------------------------------------    ------------------------
                                                             Average       Average                       Average
                                                            exercise      remaining                     exercise
              Exercise price                    Number        price       life (yrs)       Number         price
             ----------------                -----------    ---------    -----------    -----------     --------
              $  3.75-  10.00                   165,000     $   6.75          1.1           165,000     $   6.75
                10.01-  15.00                   165,000        11.81          3.0           165,000        11.81
                15.01-  20.00                   606,000        17.39          4.4           461,000        17.25
                20.01-  25.00                   220,000        22.74          5.1           186,000        22.75
                25.01-  30.00                   232,000        27.35          6.1           121,000        27.45
                30.01-  35.00                   653,000        32.82          8.5            69,000        33.00
                35.01-  41.82                   190,000        39.09          9.5             4,000        35.84
                                            -----------     --------     --------         ---------     --------

              $  3.75-  41.82                 2,231,000     $  24.11          5.9         1,171,000     $  17.91
                                            ===========     ========     ========         =========     ========

       For pro forma disclosure purposes, the following fair values and the primary assumptions used to determine these fair values were used. All stock options granted during each of the years ended October 31, 2001, 2000 and 1999 were at exercise prices equal to the market price of Roper's common stock when granted. Fair values were determined using the Black-Scholes model.

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
                  Weighted average fair value per share ($)               16.86           15.37           8.95
                  Risk-free interest rate (%)                          5.00 - 6.00         6.75           5.75
                  Average expected option life (years)                     7.00            7.00           7.00
                  Expected volatility (%)                                 31 - 45         35 - 49        35 - 41
                  Expected dividend yield (%)                              0.75            1.00           0.75

       Had Roper recognized compensation expense during fiscal 2001, 2000 and 1999 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been as presented below.

                                                                          2001            2000           1999
                                                                       -----------    -----------    -----------
                  Net earnings, as reported (in thousands)             $    55,839    $    49,278    $    47,346
                  Net earnings, pro forma (in thousands)                    50,859         45,385         44,177
                  Net earnings per share, as reported:
                    Basic                                                     1.82           1.62           1.56
                    Diluted                                                   1.77           1.58           1.53
                  Net earnings per share, pro forma:
                    Basic                                                     1.65           1.49           1.46
                    Diluted                                                   1.61           1.46           1.43

       The disclosed pro forma effects on earnings do not include the effects of stock options granted prior to fiscal 1996 (affecting fiscal 2000 and fiscal 1999) since the provisions of SFAS 123 are not applicable to stock options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 2001, 2000 and 1999 may not be representative of the pro forma effects in future years. Based on the vesting schedule of Roper's stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of Roper's Board and cannot be assured.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001,2000, and 1999

(11) Contingencies
     -------------

     Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. Based upon Roper's past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position or results of operations of Roper. Included in other noncurrent assets at October 31, 2001 are estimated insurable settlements receivable from insurance companies of $1.7 million.

     Roper's future minimum lease commitments total $37.1 million at October 31, 2001. These commitments include $9.5 million in fiscal 2002, $6.7 million in fiscal 2003, $4.8 million in fiscal 2004, $3.2 million in fiscal 2005 and $2.6 million in fiscal 2006.

(12) Segment and Geographic Area Information
     ---------------------------------------

     Roper's operations are grouped into three business segments based on similarities between products and services: Industrial Controls, Fluid Handling and Analytical Instrumentation. The Industrial Controls segment's products include industrial valve, control and measurement products; microprocessor-based rotating machinery control systems, panels and associated technical services; and vibration monitoring instruments. Products included within the Fluid Handling segment are rotary gear, progressing cavity, membrane, positive displacement, centrifugal and piston-type metering pumps; flow measurement and metering products; and precision integrated chemical dispensing systems. The Analytical Instrumentation segment's products include fluid properties test products, materials analysis products, industrial leak test products, digital imaging products, spectroscopy products and specimen preparation and handling equipment used in the operation of transmission electron and other microscopes. Roper's management structure and internal reporting are also aligned consistent with these three segments.

     There were no material transactions between Roper's business segments during any of the three years ended October 31, 2001. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

     Assets were allocated to that segment or geographic area where the assets were primarily used. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001,2000, and 1999

Selected financial information by business segment for the years ended October 31 follows (in thousands):

                                                 Industrial     Fluid       Analytical
                                                  Controls     Handling        Inst.      Corporate        Total
                                                 -----------  -----------  -----------  -------------   -----------
2001

Net sales                                        $   196,738  $   125,399  $   264,369  $         -     $   586,506
Operating profit                                      37,836       27,123       43,157       (9,688)         98,428
Total assets:
  Operating assets                                    78,807       50,714      148,389            -         277,910
  Intangible assets, net                              74,085       65,887      311,924        1,121         453,017
  Other                                                5,135       (1,262)      15,111       12,211          31,195
                                                                                                        -----------
    Total                                                                                                   762,122
Capital expenditures                                   2,233        1,804        3,307          111           7,455
Goodwill amortization                                  4,347        2,616        8,745            -          15,708
Depreciation and other amortization                    2,663        3,248        5,467          369          11,747

2000

Net sales                                        $   159,262  $   121,387  $   223,164  $         -     $   503,813
Operating profit                                      28,460       29,600       36,509       (6,373)         88,196
Total assets:
  Operating assets                                    77,772       57,590      117,174            -         252,536
  Intangible assets, net                              70,965       66,884      184,065        1,281         323,195
  Other                                                3,695       (2,090)       7,312       12,254          21,171
                                                                                                        -----------
    Total                                                                                                   596,902
Capital expenditures                                   3,936        6,380        4,773           61          15,150
Goodwill amortization                                  2,672        2,209        7,969            -          12,850
Depreciation and other amortization                    2,423        2,712        4,019          294           9,448

1999

Net sales                                        $   160,090  $    98,298  $   148,868  $         -     $   407,256
Operating profit                                      29,973       27,386       27,713       (7,117)         77,955
Total assets:
  Operating assets                                    55,704       37,245       88,405            -         181,354
  Intangible assets, net                              44,314       41,055      129,612           39         215,020
  Other                                                3,411       (1,981)       6,408       15,951          23,789
                                                                                                        -----------
    Total                                                                                                   420,163
Capital expenditures                                   1,935        1,702        1,425           86           5,148
Goodwill amortization                                  2,021        1,595        5,338            -           8,954
Depreciation and other amortization                    2,377        1,879        2,457          299           7,012

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999


     Summarized data for Roper's U.S. and foreign operations (principally in Europe and Japan) for the years ended October 31 were as follows (in thousands):

                                                            Corporate
                                                           adjustments
                                      United               and elimi-
                                      States     Non-U.S.    nations     Total
                                     --------- ----------- -----------  --------
     2001

     Sales to unaffiliated customers $ 451,189 $   135,317 $         -  $586,506
     Sales between geographic areas     41,752       9,394     (51,146)        -
                                     --------- ----------- -----------  --------
         Net sales                   $ 492,941 $   144,711 $   (51,146) $586,506
                                     ========= =========== ===========  ========
     Long-lived assets               $ 367,537 $   154,230 $     7,302  $529,069
                                     ========= =========== ===========  ========

     2000

     Sales to unaffiliated customers $ 370,351 $   133,462 $         -  $503,813
     Sales between geographic areas     29,435       6,958     (36,393)        -
                                     --------- ----------- -----------  --------
         Net sales                   $ 399,786 $   140,420 $   (36,393) $503,813
                                     ========= =========== ===========  ========
     Long-lived assets               $ 327,311 $    49,251 $     6,385  $382,947
                                     ========= =========== ===========  ========

     1999

     Sales to unaffiliated customers $ 345,376 $    61,880 $         -  $407,256
     Sales between geographic areas     20,282       4,760     (25,042)        -
                                     --------- ----------- -----------  --------
         Net sales                   $ 365,658 $    66,640 $   (25,042) $407,256
                                     ========= =========== ===========  ========
     Long-lived assets               $ 229,898 $    27,795 $       651  $258,344
                                     ========= =========== ===========  ========


     Export sales from the United States during the years ended October 31, 2001, 2000 and 1999 were $238 million, $195 million and $163 million, respectively. In the year ended October 31, 2001 these exports were shipped primarily to Europe, excluding Russia (33%), Russia (25%), Japan (14%), elsewhere in Asia and the Far East (11%), Latin America (7%) and other (10%).

                    ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000 and 1999

       Sales to customers outside the United States accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Foreign countries that accounted for at least 10% of Roper's net sales in any of the past three years have been individually identified in the following table (in thousands). Other countries have been grouped by region.


                                          Industrial  Fluid    Analytical
                                           Controls  Handling      Inst.    Total
                                          ---------- --------  ---------- --------
       2001

       Europe, excluding Russia           $   34,233 $ 18,444  $   71,920 $124,597
       Japan                                     910    4,044      32,299   37,253
       Asia and Far East, excluding Japan      7,372    2,890      28,131   38,393
       Russia                                 58,389        -       1,389   59,778
       Latin America                           6,923    1,361      10,419   18,703
       Rest of the world                      11,222    6,993      10,364   28,579
                                          ---------- --------  ---------- --------
         Total                            $  119,049 $ 33,732  $  154,522 $307,303
                                          ========== ========  ========== ========

       2000

       Europe, excluding Russia           $   31,506 $ 10,811  $   56,187 $ 98,504
       Japan                                     822    7,767      27,783   36,372
       Asia and Far East, excluding Japan      8,304    2,686      19,204   30,194
       Russia                                 39,980        -         992   40,972
       Latin America                           8,436      881       9,085   18,402
       Rest of the world                      16,382    8,064      10,361   34,807
                                          ---------- --------  ---------- --------
         Total                            $  105,430 $ 30,209  $  123,612 $259,251
                                          ========== ========  ========== ========

       1999

       Europe, excluding Russia           $   26,219 $  5,009  $   39,586 $ 70,814
       Japan                                     298    1,617      22,621   24,536
       Asia and Far East, excluding Japan      9,044    1,663       7,122   17,829
       Russia                                 36,715       16         232   36,963
       Latin America                          16,959    2,875       4,974   24,808
       Rest of the world                      20,113    7,461       4,178   31,752
                                          ---------- --------  ---------- --------
         Total                            $  109,348 $ 18,641  $   78,713 $206,702
                                          ========== ========  ========== ========

(13)   Restructuring Activities
       ------------------------

       During the three months ended April 30, 2001, Roper recorded $2,559,000 of expenses, reported as part of selling, general and administrative expenses, related to activities to close certain activities at its Petrotech unit and to consolidate certain other facilities. These expenses included approximately $950,000 of personnel costs and $1,100,000 of asset impairment. All significant restructuring activities were completed by October 31, 2001. The exited Petrotech activities represented 1% of Roper's total net sales during fiscal 2001 and 4% of net sales during fiscal 2000. The operating profit of these activities was immaterial to Roper during each of fiscal 2001 and fiscal 2000. The total workforce reduction pursuant to these restructuring activities was approximately 150 people, or about 6% of Roper's total workforce at that time.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 2001, 2000, and 1999


(14)  Quarterly Financial Data (unaudited)
      ------------------------------------

                                          First          Second          Third         Fourth
                                         quarter         quarter        quarter        quarter
                                       -----------     -----------    -----------    -----------
                                                 (in thousands, except per share data)
2001

Net sales                              $   137,664     $   146,830    $   137,969    $   164,043
Gross profit                                69,741          75,658         73,819         89,752
Income from operations                      21,864          24,125         23,304         29,135
Net earnings                                11,760          13,862         13,133         17,084
Earnings per common share:
  Basic*                                      0.38            0.45           0.43           0.55
  Diluted                                     0.38            0.44           0.41           0.54

2000

Net sales                              $   109,453     $   122,775    $   124,583    $   147,002
Gross profit                                57,332          64,896         63,974         72,622
Income from operations                      17,240          23,476         20,769         26,711
Net earnings                                 9,680          13,626         11,102         14,870
Earnings per common share:
  Basic                                       0.32            0.45           0.36           0.49
  Diluted*                                    0.31            0.44           0.36           0.48

* The sum of the four quarters does not agree with the total for the year due to rounding.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

          Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 2000, 1999 and 1998


                                                       Additions
                                         Balance at   charged to                            Balance at
                                          beginning    costs and                               end
                                           of year     expenses     Deductions     Other     of year
                                         -----------  -----------  -------------  -------   ----------
                                                                  (in thousands)
Allowance for doubtful accounts:

     Year ended October 31, 2001          $   4,294    $     822     $  (1,513)   $   741   $  4,344
     Year ended October 31, 2000              3,760        1,805        (1,543)       272      4,294
     Year ended October 31, 1999              6,915        1,618        (5,072)       299      3,760

Reserve for inventory obsolescence:

     Year ended October 31, 2001             10,704        5,103        (4,044)     3,723     15,486
     Year ended October 31, 2000              6,769        2,636        (1,644)     2,943     10,704
     Year ended October 31, 1999              4,081        2,257        (1,519)     1,950      6,769

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Proposal 1: Election of Three (3) Directors" and "-- Executive Officers", and "VOTING SECURITIES -- Compliance with Section 16 (a) of the Securities and Exchange Act of 1934" in Roper's definitive Proxy Statement which relates to the 2002 Annual Meeting of Shareholders of Roper to be held on March 15, 2002 (the "Proxy Statement"), to be filed within 120 days after the close of Roper's 2001 fiscal year, which information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Meetings of the Board and Board Committees; Compensation of Directors", "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Executive Compensation" contained
                                              ----------------------
in the Proxy Statement, which information is incorporated herein by this reference.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The Consolidated Financial Statements listed in Item 8 of Part II are filed as a part of this Annual Report.

     (a)(2) The following consolidated financial statement schedule on page S-1 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

        II. Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 2001, 2000 and 1999.

   (b)  Reports on Form 8-K
        -------------------

        Roper did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2001.

   (c)  Exhibits
        --------

        The following exhibits are separately filed with this Annual Report.

Exhibit No.                    Description of Exhibit
----------                     ----------------------

     2.1          Asset Purchase Agreement (Media Cybernetics LP)

/(a)/2.2          Share Sale and Purchase Agreement (Struers A/S & Logitech
                  Limited)

/(b)/3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

/(c)/3.2          Amended and Restated By-Laws

/(d)/4.01         Rights Agreement between Roper Industries, Inc. and SunTrust
                  Bank, Atlanta, Inc. as Rights Agent, dated as of January 8,
                  1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of
                  Rights Certificate (Exhibit B) and Summary of Rights
                  (Exhibit C)

/(c)/4.02         Credit Agreement Dated as of May 18, 2000

/(c)/4.03         Note Purchase Agreement Dated as of May 18, 2000

/(b)/10.01        1991 Stock Option Plan, as amended +

/(e)/10.02        Non-employee Director Stock Option Plan, as amended +

/(f)/10.03         Form of Amended and Restated Indemnification Agreement +

/(g)/10.04         Employee Stock Purchase Plan +

/(g)/10.05         2000 Stock Incentive Plan +

/(c)/10.06         Roper Industries, Inc. Non-Qualified Retirement Plan +

10.07              Brian D. Jellison Employment Agreement dated as of
                   November 6, 2001 +

10.08              Hadj A. Amari offer letter dated September 11, 2000 +

10.09              C. Thomas O'Grady offer letter dated February 19, 2001 +

21                 List of Subsidiaries

23.1               Consent of Independent Public Accountants

___________________________

     /(a)/Incorporated herein by reference to Exhibits 99.1 to the Roper
            Industries, Inc. Current Report on Form 8-K filed December 13, 2001 (File No. 1-12273).
     /(b)/Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper
            Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (File No. 1-12273).
     /(c)/Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).
     /(d)/Incorporated herein by reference to Exhibit 4.02 to the Roper
            Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
     /(e)/Incorporated herein by reference to Exhibit 10.03 to the Roper
            Industries, Inc. Annual Report on Form 10-K filed January 20, 1999 (File No. 1-12273).
     /(f)/Incorporated herein by reference to Exhibit 10.04 to the Roper
            Industries, Inc. Quarterly Report on Form 10-Q filed August 31,
            1999 (File No. 1-12273).
     /(g)/Incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (File No. 1-12273).

    + Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

                             ROPER INDUSTRIES, INC.
                                  (Registrant)

By /S/ DERRICK N. KEY                                         January 18, 2002
  ---------------------------------------
    Derrick N. Key, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.


/s/ DERRICK N. KEY                                Chairman of the Board              January 18, 2002
------------------------------------------
Derrick N. Key

/s/ BRIAN D. JELLISON                             President and Chief Executive      January 18, 2002
------------------------------------------            Officer
Brian D. Jellison

/s/ MARTIN S. HEADLEY                             Vice President and Chief           January 18, 2002
------------------------------------------            Financial Officer
Martin S. Headley

/s/ KEVIN G. McHUGH                               Controller                         January 18, 2002
------------------------------------------
Kevin G. McHugh

/s/ W. LAWRENCE BANKS                             Director                           January 18, 2002
------------------------------------------
W. Lawrence Banks

/s/ LUITPOLD VON BRAUN                            Director                           January 18, 2002
------------------------------------------
Luitpold von Braun

/s/ DONALD G. CALDER                              Director                           January 18, 2002
------------------------------------------
Donald G. Calder

/s/ JOHN F. FORT, III                             Director                           January 18, 2002
------------------------------------------
John F. Fort, III

/s/ WILBUR J. PREZZANO                            Director                           January 18, 2002
------------------------------------------
Wilbur J. Prezzano

/s/ GEORG GRAF SCHALL-RIAUCOUR                    Director                           January 18, 2002
------------------------------------------
Georg Graf Schall-Riaucour

/s/ ERIBERTO R. SCOCIMARA                         Director                           January 18, 2002
------------------------------------------
Eriberto R. Scocimara

/s/ CHRISTOPHER WRIGHT                            Director                           January 18, 2002
------------------------------------------
Christopher Wright

                                 EXHIBIT INDEX

Number                            Exhibit

(a)2.1    Asset Purchase Agreement (Media Cybernetics LP)

   2.2 Share Sale and Purchase Agreement (Struers A/S & Logitech Limited) incorporated herein by reference to Exhibits 99.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 13, 2001 (File No. 1-12273).

   3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (File No. 1-12273).

   3.2    Amended and Restated By-Laws incorporated herein by reference to
          Exhibit 3.2 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

  4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to
          Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).

  4.02 Credit Agreement Dated as of May 18, 2000, incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

  4.03 Note Purchase Agreement Dated as of May 18, 2000, incorporated herein by reference to Exhibit 4.03 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

 10.01    1991 Stock Option Plan, as amended incorporated herein by reference to
          Exhibit 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (File No. 1-12273).

 10.02 Non-employee Director Stock Option Plan, as amended incorporated herein by reference to Exhibit 10.03 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 20, 1999 (File No. 1-12273).

 10.03 Form of Amended and Restated Indemnification Agreement incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (File No. 1-12273).

 10.04 Employee Stock Purchase Plan incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (File No. 1-12273).

 10.05    2000 Stock Incentive Plan herein by reference to Exhibits 10.04 and
          10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (File No. 1-12273).

 10.06 Roper Industries, Inc. Non-Qualified Retirement Plan incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

 10.07    Brian D. Jellison Employment Agreement dated as of November 6, 2001.

 10.08    Hadj A. Amari offer letter dated September 11, 2000.

 10.09    C. Thomas O'Grady offer letter dated February 19, 2001.

 21       List of Subsidiaries

 23.1     Consent of Independent Public Accountants

_____________________
(a) The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

Disclosure Schedules

Section 3(a) - Organization of the Company
Section 3(c) - Noncontravention
Section 3(f) - Financial Statements
Section 3(g) - Events Subsequent to December 31, 2000
Section 3(h) - Undisclosed Liabilities
Section 3(i) - Legal Compliance
Section 3(j) - Tax Matters
Section 3(k) - Real Property
Section 3(l) - Intellectual Property
Section 3(m) - Software
Section 3(q) - Contracts
Section 3(s) - Powers of Attorney
Section 3(t) - Insurance
Section 3(v) - Product Warranty
Section 3(x) - Employees
Section 3(y) - Employee Benefits
Section 3(cc) - Disclosure

Exhibits:
Exhibit A - Allocation of Asset Purchase Consideration
Exhibit B - Escrow Agreement
Exhibit C - Third Party Consents
Exhibit D - Noncompetition and Assignment of Inventions Agreement
Exhibit E - Release Agreement
Exhibit F - Employment Agreement
Exhibit G - Form of Opinion of Counsel to Company and General Partner Exhibit H - Form of Opinion of Counsel to Parent and Buyer
Exhibit I - Employee Profit Sharing Agreement
Exhibit J - Estimated Adjustment Schedule