Form 10-Q
period 2002-01-31
ROPER INDUSTRIES INC /DE/
filed 2002-03-14
CIK 882835

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended January 31, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from_______________ to ___________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___
                                      ---

The number of shares outstanding of the Registrant's common stock as of March 11, 2002 was approximately 31,199,763.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

                                                     Three months ended
                                                         January 31,
                                               -------------------------------
                                                   2002              2001
                                               -------------    --------------

Net sales                                      $     149,584    $      137,664
Cost of sales                                         70,155            67,923
                                               -------------    --------------

Gross profit                                          79,429            69,741

Selling, general and administrative expenses          54,782            47,877
                                               -------------    --------------

Operating profit                                      24,647            21,864

Interest expense                                       4,631             4,099
Other income                                           1,969               467
                                               -------------    --------------

Earnings before income taxes                          21,985            18,232

Income taxes                                           7,475             6,472
                                               -------------    --------------

Net earnings                                   $      14,510    $       11,760
                                               =============    ==============

Net earnings per common share:
   Basic                                       $        0.47    $         0.38
   Diluted                                              0.46              0.38

Weighted average common shares outstanding:
   Basic                                              30,987            30,613
   Diluted                                            31,826            31,297

Dividends declared per common share            $      0.0825    $       0.0750

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

                                                             January 31,         October 31,
                                                                2002                 2001
                                                             -----------         -----------
ASSETS

Cash and cash equivalents                                    $    19,961         $    16,190
Accounts receivable, net                                         111,785             121,271
Inventories                                                       89,720              90,347
Other current assets                                               3,554               5,245
                                                             -----------         -----------
   Total current assets                                          225,020             233,053

Property, plant and equipment, net                                49,921              51,887
Goodwill, net                                                    423,521             421,916
Other intangible assets, net                                      30,664              31,101
Other noncurrent assets                                           31,456              24,165
                                                             -----------         -----------

   Total assets                                              $   760,582         $   762,122
                                                             ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $    31,630         $    34,233
Accrued liabilities                                               48,516              61,020
Income taxes payable                                              10,953               5,617
Current portion of long-term debt                                  8,367               3,010
                                                             -----------         -----------
   Total current liabilities                                      99,466             103,880

Long-term debt                                                   315,361             323,830
Other noncurrent liabilities                                      11,345              10,906
                                                             -----------         -----------
   Total liabilities                                             426,172             438,616
                                                             -----------         -----------

Common stock                                                         324                 321
Additional paid-in capital                                        85,266              80,510
Retained earnings                                                287,201             275,259
Accumulated other comprehensive earnings                         (13,799)             (7,757)
Treasury stock                                                   (24,582)            (24,827)
                                                             -----------         -----------
   Total stockholders' equity                                    334,410             323,506
                                                             -----------         -----------

   Total liabilities and stockholders' equity                $   760,582         $   762,122
                                                             ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                              Three months ended
                                                                                 January 31,
                                                                           -------------------------
                                                                             2002             2001
                                                                           --------         --------
Cash flows from operating activities:
   Net earnings                                                            $ 14,510         $ 11,760
   Depreciation                                                               2,879            2,405
   Amortization                                                               1,178            4,196
   Other, net                                                                (7,041)           6,877
                                                                           --------         --------

     Net cash provided by operating activities                               11,526           25,238
                                                                           --------         --------

Cash flows from investing activities:
   Acquisitions of business, net of cash acquired                            (7,747)            (839)
   Capital expenditures                                                      (1,935)          (1,441)
   Other, net                                                                  (212)             (17)
                                                                           --------         --------

     Net cash used in investing activities                                   (9,894)          (2,297)
                                                                           --------         --------

Cash flows from financing activities:
   Debt borrowings                                                           12,743                -
   Debt payments                                                            (12,242)         (17,763)
   Dividends                                                                 (2,568)          (2,297)
   Other, net                                                                 4,961              846
                                                                           --------         --------

     Net cash provided (used) in financing activities                         2,894          (19,214)
                                                                           --------         --------

Effect of foreign currency exchange rate changes on cash                       (755)             226
                                                                           --------         --------

Net increase (decrease) in cash and cash equivalents                          3,771            3,953

Cash and cash equivalents, beginning of period                               16,190           11,372
                                                                           --------         --------

Cash and cash equivalents, end of period                                   $ 19,961         $ 15,325
                                                                           ========         ========

Supplemental disclosures:
   Cash paid for:
     Interest                                                              $  6,692         $  5,522
                                                                           ========         ========
     Income taxes, net of refunds received                                 $  2,598         $  1,190
                                                                           ========         ========
     Net assets of businesses acquired:
       Fair value of assets, including goodwill                            $  7,747         $    839
       Liabilities assumed                                                        -                -
                                                                           --------         --------
         Cash paid, net of cash acquired                                   $  7,747         $    839
                                                                           ========         ========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Earnings (Unaudited)
(In thousands)

                                                                                   Accum.
                                                                                    other
                                                         Additional                compre-                                Compre-
                                               Common     paid-in     Retained     hensive      Treasury                  hensive
                                               stock      capital     earnings     earnings      stock        Total       earnings
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balances at October 31, 2000                 $     319   $  75,117   $ 228,652    $  (8,913)   $ (24,984)   $ 270,191

Net earnings                                         -           -      11,760            -            -       11,760    $  11,760
Exercise of stock options                            -         781           -            -            -          781            -
Treasury stock sold                                  -          21           -            -           44           65            -
Other comprehensive earnings:
  Currency translation adjustments                   -           -           -        2,849            -        2,849        2,849
Dividends declared                                   -           -      (2,297)           -            -       (2,297)           -
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balances at January 31, 2001                 $     319   $  75,919   $ 238,115    $  (6,064)   $ (24,940)   $ 283,349    $  14,609
                                             =========   =========   =========    =========    =========    =========    =========

Balances at October 31, 2001                 $     321   $  80,510   $ 275,259    $  (7,757)   $ (24,827)   $ 323,506

Net earnings                                         -           -      14,510            -            -       14,510    $  14,510
Exercise of stock options                            3       4,386           -            -            -        4,389            -
Treasury stock sold                                  -          45           -            -           35           80            -
Shares issued under incentive bonus plan             -         325           -            -          210          535            -
Other comprehensive earnings:
  Currency translation adjustments                   -           -           -       (6,042)           -       (6,042)      (6,042)
Dividends declared                                   -           -      (2,568)           -            -       (2,568)           -
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balances at January 31, 2002                 $     324   $  85,266   $ 287,201    $ (13,799)   $ (24,582)   $ 334,410    $   8,468
                                             =========   =========   =========    =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. ("Roper") and its subsidiaries for all periods presented.

Certain reclassifications have been made to previously reported information.

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper's consolidated financial statements and the notes thereto included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Earnings Per Share

Basic earnings per share was calculated by dividing net earnings (the same as earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share included the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options.

3.   Fair Value of Financial Instruments

At January 31, 2002, the estimated fair value of Roper's $125 million fixed-rate, long-term notes was $130.6 million, representing an unrecorded decrease in Roper's net assets of $5.6 million. This compared to a similar unrecorded decrease in net assets of $11.7 million at October 31, 2001. The change from October 31, 2001 was the result of increased interest rates during the three months ended January 31, 2002.

The fair values of all other financial instruments at January 31, 2002 were considered to approximate the carrying values of the underlying assets and liabilities.

4.   Inventories

                                                  January 31,       October 31,
                                                     2002              2001
                                                  -----------       -----------
                                                         (in thousands)

Raw materials and supplies                        $    46,274       $    47,339
Work in process                                        11,633            13,047
Finished products                                      33,136            31,284
LIFO reserve                                           (1,323)           (1,323)
                                                  -----------       -----------

                                                  $    89,720       $    90,347
                                                  ===========       ===========

5.   Goodwill, net

                                                  Analytical           Fluid         Industrial
                                                     Inst.           Handling         Controls            Total
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)

Balances at October 31, 2001                     $     283,289    $       64,721    $      73,906    $      421,916

Additions                                                7,638               107                2             7,747
Currency translation adjustments                        (4,184)             (747)            (180)           (5,111)
Reclassifications                                       (1,120)               89                -            (1,031)
                                                 -------------    --------------    -------------    --------------

Balances at January 31, 2002                     $     285,623    $       64,170    $      73,728    $      423,521
                                                 =============    ==============    =============    ==============

Roper has adopted Statement of Financial Accounting Standards ("SFAS") 142 - "Goodwill and Other Intangible Assets" effective November 1, 2001. SFAS 142 provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. SFAS 142 also provides that the initial reviews of each reporting unit must be completed within six months of the adoption of the standard. If upon completion of these reviews an impairment of goodwill is indicated, the valuation of the impairment is to occur as soon as possible, but no later than the end of Roper's current fiscal year. Roper has yet to complete these initial reviews. Any such initial impairment would be reported as a change in accounting principles and would require retroactive recognition to the beginning of this fiscal year.

6.   Other intangible assets, net

                                                                                     Accumulated        Net book
                                                                       Cost            amort.             value
                                                                  --------------    -------------    --------------
                                                                                   (in thousands)
Assets subject to amortization:
   Existing customer base                                         $       12,784    $        (532)   $       12,252
   Unpatented technology                                                   7,257             (704)            6,553
   Patents and other protective rights                                     6,709           (3,096)            3,613
   Deferred financing costs                                                1,374             (252)            1,122
   Sales order backlog                                                       389             (389)                -
Assets not subject to amortization:
   Trade names                                                             7,124                -             7,124
                                                                  --------------    -------------    --------------

Balances at January 31, 2002                                      $       35,637    $      (4,973)   $       30,664
                                                                  ==============    =============    ==============

Amortization expense of other intangible assets was $1,178,000 and $225,000 during the three months ended January 31, 2002 and 2001, respectively.

7.    Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                            Three months ended
                                                January 31,
                                     -------------------------------        Percent
                                          2002             2001             change
                                     --------------    -------------    --------------
Net sales:
   Analytical Instrumentation        $       81,668    $      58,727         +39.1   %
   Fluid Handling                            23,470           33,130         -29.2
   Industrial Controls                       44,446           45,807          -3.0
                                     --------------    -------------    --------------

     Total                           $      149,584    $     137,664          +8.7   %
                                     ==============    =============    ==============

Gross profit:
   Analytical Instrumentation        $       46,324    $      32,437         +42.8   %
   Fluid Handling                            10,217           16,054         -36.4
   Industrial Controls                       22,888           21,250          +7.7
                                     --------------    -------------    --------------

     Total                           $       79,429    $      69,741         +13.9   %
                                     ==============    =============    ==============

Operating profit*:
   Analytical Instrumentation        $       16,099    $       9,331         +72.5   %
   Fluid Handling                             3,742            7,613         -50.8
   Industrial Controls                        8,242            7,258         +13.6
                                     --------------    -------------    --------------

     Total                           $       28,083    $      24,202         +16.0   %
                                     ==============    =============    ==============

  * Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $3,436 and $2,338 for the three months ended January 31, 2002 and 2001, respectively.

8.  SFAS 142 Transitional Reporting Requirements

With the adoption of SFAS 142 at the beginning of fiscal 2002, this standard provides that its accounting for goodwill and other intangible assets not be retroactively applied to previously reported results. However, it does provide for the following analysis comparing the current to the previous accounting practice.

                                                             Three months ended
                                                                 January 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------

Net earnings, as reported                                 $   14,510  $   11,760
Add back: goodwill amortization, net of income taxes               -       3,169
                                                          ----------  ----------

Net earnings, adjusted                                    $   14,510  $   14,929
                                                          ==========  ==========

Basic earnings per share:
  Net earnings, as reported                               $     0.47  $     0.38
  Add back: goodwill amortization, net of income taxes             -        0.10
  Rounding                                                         -        0.01
                                                          ----------  ----------

  Net earnings, adjusted                                  $     0.47  $     0.49
                                                          ==========  ==========

Diluted earnings per share:
  Net earnings, as reported                               $     0.46  $     0.38
  Add back: goodwill amortization                                  -        0.10
                                                          ----------  ----------

  Net earnings, adjusted                                  $     0.46  $     0.48
                                                          ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Roper's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and interpretations (collectively referred to as "uncertainties") that can affect the reporting of assets, liabilities, revenues, expenses and supplemental disclosures. Although Roper believes the positions it has taken with regard to uncertainties are reasonable, others might reach different conclusions and Roper's positions can change over time as more information becomes available.

For accounting and financial reporting purposes, Roper's uncertainties are most frequently encountered in the areas of accounts receivable collectibility, inventory utilization, goodwill analysis, future warranty obligations, future medical and other employee welfare costs, future claims related to product liability, employment practices and other casualty and liability issues, amounts that might be recoverable from insurance companies, revenue recognition and income taxes.

Most of these uncertainties are evaluated using a combination of historical experience, current conditions and relatively short-term forecasting. Accounts receivable are regularly reviewed for customers not paying within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible, impacts of current and near-term forecast economic conditions might have on collection efforts in general and with specific customers, etc. Inventory quantities on hand are regularly compared against anticipated future usage determined as a function of historical usage or forecasts related to specific items to evaluate obsolescence and excessive quantities. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Insurance-related claims are evaluated weighing the costs of various courses of action against the probability of various outcomes and the length of time involved to reach a conclusion. A large volume of Roper's sales involves products and services related to custom and/or highly engineered items. Interpretation may be required to determine the appropriate point in time when revenue is properly recorded. Revenues related the use of the percentage-of-completion method of accounting are dependent on comparisons of total costs incurred compared to total estimated costs. Income taxes can be affected by estimates of where (i.e. numerous worldwide jurisdictions) future earnings will occur and how and when cash is repatriated, combined with other aspects of Roper's overall income tax strategy. Some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations. These laws, rules and regulations can change at any time and in an unpredictable manner.

Except for goodwill, the diversity of Roper's operations and the insignificance of individual transactions and balances to Roper as a whole lead Roper to believe it unlikely that different assumptions or different conditions regarding uncertainties would result in materially different results from those reported by Roper.

The evaluation of goodwill under Roper's newly adopted standard (although not yet fully implemented, see Note 5 to Roper's condensed consolidated financial statements included elsewhere in this report) requires a valuation of the entire underlying business. This can be significantly affected by estimates of future performance and discount rates over a relatively long period of time. These estimates will likely change over time. If an impairment of goodwill is indicated, the entire impairment is recorded immediately, and it is possible in this circumstance that an impairment of goodwill could result that would be material to Roper's results. Roper's acquisitions have generally included a large goodwill component and this is expected to continue with future acquisitions. Roper generally expects its acquisition activity to increase.

Additional discussion of various accounting policies used by Roper can be found in its consolidated financial statements included in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended October 31, 2001 and elsewhere in this report.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Roper's Annual Report on Form 10-K for the year ended October 31, 2001 and Note 7 to Roper's condensed consolidated financial statements included elsewhere in this report.


Results of operations

The following table sets forth certain information relating to the operations of Roper expressed as a percentage of net sales:

                                                       Three months ended
                                                           January 31,
                                                 ------------------------------
                                                     2002              2001
                                                 -------------    -------------
Gross profit:
  Analytical Instrumentation                            56.7 %           55.2 %
  Fluid Handling                                        43.5             48.5
  Industrial Controls                                   51.5             46.4
                                                 -------------    -------------
                                                        53.1 %           50.7 %
                                                 =============    =============
Operating profit:
  Analytical Instrumentation                            19.7 %           15.9 %
  Fluid Handling                                        15.9             23.0
  Industrial Controls                                   18.5             15.8
  Unallocated corporate expenses                        (2.3)            (1.7)
                                                 -------------    -------------
                                                        16.5             15.9
Interest expense                                        (3.1)            (3.0)
Other income                                             1.3              0.3
                                                 -------------    -------------
Earnings before income taxes                            14.7             13.2
Income taxes                                             5.0              4.7
                                                 -------------    -------------
Net earnings                                             9.7 %            8.5 %
                                                 =============    =============

Net sales increased $11.9 million, or 9%, during the three months ended January 31, 2002 compared to the three months ended January 31, 2001. Most of this increase resulted from the fiscal 2002 contributions of businesses acquired subsequent to January 31, 2001, particularly the Struers and Logitech businesses. On a pro forma basis to include all fiscal 2001 acquisitions and exclude the exited Petrotech businesses from the beginning of fiscal 2001, sales for the quarter ended January 31, 2002 decreased 5% compared to the quarter ended January 31, 2001. Most of this decrease was attributed to weak semiconductor, automotive and general industrial markets.

The Analytical Instrumentation segment's net sales increased 39% primarily due to acquisitions, particularly Struers and Logitech. Net sales for the first quarter of fiscal 2002 increased 2% compared to pro forma net sales for the first quarter of fiscal 2001. Net sales for the Fluid Handling segment decreased 29% for the three months ended January 31, 2002 compared to the similar period ended January 31, 2001 on sharply lower semiconductor-related sales. These sales were down 84%. Other sales in this segment decreased 10%, mostly from weaker markets throughout the remaining businesses. Although the Industrial Controls segment's net sales decreased 3% in the first quarter of fiscal 2002 compared to the similar period in fiscal 2001, net sales increased 2% compared to last year's pro forma net sales. The decrease in actual net sales was caused mostly by Petrotech's exited operations being excluded from fiscal 2002's results. The increase in pro forma net sales was mostly the result of additional sales to RAO Gazprom, a large Russian natural gas company.

Roper's overall gross profit percentage increased mostly due to the higher margins experienced at recently acquired companies (that contributed most of the increase for the Analytical Instrumentation segment) and the elimination of Petrotech's lower margin businesses (that contributed most of the increase in the Industrial Controls segment) that was partially offset by the adverse leverage from reduced sales at other businesses (that, along with a lesser-margin product mix in 2002, contributed most of the decrease in the Fluid Handling segment).

Selling, general and administrative ("SG&A") expenses increased $6.9 million, or 14%, during the three months ended January 31, 2002 compared to the first three months of fiscal 2001. SG&A expenses in the first quarter of fiscal 2001 included $4.0 million of goodwill amortization compared to no such amortization recorded in fiscal 2002. SG&A expenses in fiscal 2002 for recently acquired companies were $10.2 million.

Interest expense increased in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 as a result of higher borrowing levels partially offset by lower interest rates. Average borrowing levels were about $100 million higher in the first quarter of fiscal 2002 compared to the prior year (due to financing the recent acquisitions), but Roper's effective interest rate was about 1.5 percentage points lower this year. Most of Roper's current borrowings bear interest at a function of 3-month or shorter LIBOR (or similar) rates.

Other income in fiscal 2002 includes about $1.3 million of foreign currency exchange gains, mostly on certain euro-denominated borrowings. These borrowings represent a natural hedge against some of the euro-denominated operating results of non-U.S. businesses. Also included in other income was $0.3 million of interest earned associated with the vendor financing program with Gazprom. There were no comparable items to these in the first quarter of fiscal 2001.

Roper's effective income tax rate was 34.0% during the first three months of fiscal 2002 compared to 35.5% during the first three months of fiscal 2001. This decrease resulted primarily from the new accounting standard affecting goodwill. Although goodwill is no longer amortized for book purposes, some goodwill amortization is allowed for income tax purposes.

Other comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the three months ended January 31, 2002 and 2001 was mostly related to Roper's subsidiaries in Europe and Japan. Foreign currency effects on Roper's reported net earnings and cash flows have generally not been significant.

The following table summarizes net sales orders and backlog information (in thousands):

                                           Net sales orders                      Sales order backlog
                                    Three months ended January 31,                   January 31,
                                -------------------------------------  --------------------------------------
                                   2002                2001                2002                2001
                                -----------  ------------------------  -----------  -------------------------
                                  Actual      Pro forma      Actual       Actual      Pro forma        Actual
                                -----------  -----------  -----------  -----------  -------------- ----------

Analytical Instrumentation      $    79,379  $    92,855  $    66,886  $    59,527  $    80,054   $    60,713
Fluid Handling                       27,704       33,270       33,270       25,241       26,406        26,406
Industrial Controls                  46,445       51,902       54,430       32,759       34,997        38,413
                                -----------  -----------  -----------  -----------  -----------   -----------
                                $   153,528  $   178,027  $   154,586  $   117,527  $   141,457   $   125,532
                                ===========  ===========  ===========  ===========  ===========   ===========

Analytical Instrumentation sales orders reflect the recently acquired businesses partially offset by lower sales orders by the segment's digital imaging businesses, which had very strong sales orders in the first quarter of fiscal 2001. Fluid Handling's sales orders decreased in the first quarter of fiscal 2002 primarily from the reduced level of semiconductor-related business. Sales orders for Industrial Controls decreased in fiscal 2002 compared to the prior year mostly due to the timing of orders received from Gazprom. Gazprom orders were relatively high in the first quarter of fiscal 2001 and low in the second quarter of that year. Changes in backlog are generally consistent with the changes in sales orders. However in the Fluid Handling segment, the non-semiconductor-related businesses enter the second quarter of fiscal 2002 with backlog 23% higher than that at January 31, 2001. Part of this increase represents large orders for extended term projects. These other businesses largely offset the 88% decline in the semiconductor-related business.

Total sales orders for the three months ended January 31, 2002 were also adversely impacted about 1% due to currency exchange rate differences compared to either the end of fiscal 2001 or the first quarter of fiscal 2001.

Financial Condition, Liquidity and Capital Resources

Total current assets exceeded total current liabilities by $125.6 million at January 31, 2002 compared to $129.2 million at October 31, 2002, or a decrease of $3.6 million. Excluding cash and cash equivalents, the decrease would have been $7.4 million. Approximately $4 million of this decrease resulted from converting assets into cash and most of the remaining decrease resulted from the effects of currency translation adjustments. Total debt was $323.7 million at January 31, 2002 (49% of total capital) compared to $326.8 million at October 31, 2001 (50% of total capital). The modest level of improved financial leverage was impacted by the Gazprom vendor financing program which had an $11.8 million adverse effect on cash flows from operating activities in the first quarter of fiscal 2002. This program will not apply to future shipments. Roper expects its financial leverage to decrease throughout the remainder of fiscal 2002, excluding the effects of any future acquisitions.

Roper's principal $275 million credit facility with a group of banks provides most of its daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At January 31, 2002, utilization of this facility included $174.8 million of borrowings and $3.1 million of outstanding letters of credit, resulting in approximately $97.1 million available for additional borrowings. Roper expects that its available additional borrowing capacity combined with the cash flows expected to be generated from its existing businesses will be sufficient to fund any reasonable normal operating requirements and finance additional acquisitions.

Roper may also explore opportunities to increase its access to additional funds through debt and/or equity instrument transactions.

Roper expects to continue an active acquisition program. However, the completion of future acquisitions will be dependent upon numerous factors and it is not feasible to reasonably estimate when any such acquisitions will occur, what the financing requirements will be or what the impact will be on Roper's operations, earnings, or other financial results or financial condition. Completion of future acquisitions may increase Roper's financial leverage from that at January 31, 2002.

Roper expects fiscal 2002 to be another year of record sales and earnings.

Recently Issued Accounting Standards

Roper has adopted Statement of Financial Accounting Standards ("SFAS") 142 - "Goodwill and Other Intangible Assets" effective November 1, 2001. However, Roper has yet to complete all of the steps required by this new standard in their entirety. Roper has yet to complete its initial review of its acquired units for possible impairment of any goodwill associated with these acquisitions. See Note 5 to Roper's condensed consolidated financial statements included elsewhere in this report for further discussion of the transition procedures related to the adoption of this standard.

SFAS 143 - "Accounting for Asset Retirement Obligations" is required to be adopted by Roper by November 1, 2002. Roper does not currently have, nor is it expected to have, any material asset retirement obligations subject to this new standard.

SFAS 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" is required to be adopted by Roper by November 1, 2002. This new standard does not apply to goodwill. Roper does not expect the adoption of this standard to result in an impairment charge.

Forward-Looking Information

The information provided in this report, in other Roper filings with the Securities and Exchange Commission, and in other press releases and public disclosures contains forward-looking statements about Roper's businesses and prospects as to which there are numerous risks and uncertainties which are generally beyond Roper's control. Some of these risks include the level and the timing of future business with Gazprom and other Eastern European customers and their ability to obtain financing, changes in interest and currency exchange rates, market conditions including the duration and extent of the current economic recession, continued success of Roper's cost reduction efforts and the future operating results of newly acquired companies. There is no assurance that these and other risks and uncertainties will not have an adverse impact on Roper's future operations, financial condition, or financial results. Roper does not undertake any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Roper is exposed to interest rate risks on its outstanding variable-rate borrowings and to the extent changing interest rates affect the fair value of its fixed-rate term note borrowings. Roper is exposed to foreign exchange risks pertaining to its business denominated in currencies other than the U.S. dollar. Roper is exposed to equity market risks pertaining to the traded price of its common stock.

At January 31, 2002, Roper had a combination of relatively variable-rate borrowings (primarily borrowings under the $275 million credit facility) and fixed-rate borrowings (primarily $125 million of term notes). Although each borrowing under the $275 million credit facility has a fixed rate, the terms of these individual borrowings are generally only 1-3 months.

Roper's outstanding variable-rate borrowings were approximately $130 million at January 31, 2002. Based on this level of debt, an increase or decrease in interest rates by 10 basis points would increase or decrease annualized interest expense by about $130,000. At January 31, 2002, current interest rates were below the fixed rates on the term notes. This resulted in the estimated total fair value of these notes at that date being greater than the total face amount of the notes by approximately $5.6 million (compared to $11.7 million at October 31, 2001). The excess fair value of the notes represents an unrecorded decrease in Roper's net assets. A 0.1% increase or decrease in interest rates decreases or increases the fair value of the notes by about $700,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at January 31, 2002 and for the period then ended were principally denominated in Western European or Japanese currencies. For the three months ended January 31, 2002, approximately 28% of Roper's net sales were denominated in these currencies. Roper expects that these currencies will remain relatively stable. Compared to currency exchange rates that existed at either October 31, 2001 or during the first quarter of fiscal 2001, sales and operating profit during the first quarter of fiscal 2002 were adversely affected by about 1% due to currency exchange rate differences. These adverse effects were mitigated by currency-related gains reported as part of other income.

Equity markets are influenced by many factors and changes in Roper's stock price may be influenced by factors other than Roper's historical earnings and by factors not within Roper's control. The volatility of Roper's common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper's stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. The sensitivities of these issues to a change in Roper's stock price are not readily determinable, but a change in Roper's stock price by $1.00 is not believed to have a material effect on Roper's financial statements or disclosures.

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

a.        Exhibits

         /(a)/ 3.1   Amended and Restated Certificate of Incorporation,
                     including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

         /(b)/ 3.2   Amended and Restated By-Laws

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

         /(b)/4.02   Credit Agreement dated as of May 18, 2000

         /(b)/4.03   Note Purchase Agreement dated as of May 18, 2000


b.           Reports on Form 8-K

                     None.

_______________________________

   /(a)/ Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
   /(b)/ Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
   /(c)/ Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                    Title                           Date
    ---------                                    -----                           ----
/s/ Brian D. Jellison                   Chief Executive Officer and          March 14, 2002
----------------------------------
Brian D. Jellison                       President


/s/ Martin S. Headley                   Vice President and                   March 14, 2002
----------------------------------
Martin S. Headley                       Chief Financial Officer


/s/ Kevin G. McHugh                     Controller                           March 14, 2002
----------------------------------
Kevin G. McHugh

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