Form 10-Q
period 2002-04-30
ROPER INDUSTRIES INC /DE/
filed 2002-06-14
CIK 882835

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to _________.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No_______
                                      -----


The number of shares outstanding of the Registrant's common stock as of May 31, 2002 was approximately 31,280,881.

In accordance with the Temporary Final Rule relating to "Requirements for Arthur Andersen LLP Auditing Clients" dated March 18, 2002, the unaudited financial statements contained in this report have not been reviewed by an independent accountant in accordance with Rule 10-01(d). As disclosed in a Form 8-K filed May 17, 2002, Roper elected not to retain the services of Arthur Andersen LLP and has recently engaged PricewaterhouseCoopers LLP as its independent accountants. PricewaterhouseCoopers LLP has not completed its review of Roper's financial statements as of and for the three and six months ended April 30, 2002. Under the terms of this Temporary Final Rule, if upon completion of this review there is a change to these financial statements, Roper will amend this filing. Otherwise, Roper will disclose in its next quarterly filing that these financial statements have been reviewed by PricewaterhouseCoopers LLP.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

                Condensed Consolidated Statements of Earnings                                            3

                Condensed Consolidated Balance Sheets                                                    4

                Condensed Consolidated Statements of Cash Flows                                          5

                Condensed Consolidated Statements of Changes in Stockholders'
                  Equity and Comprehensive Earnings                                                      6

                Notes to Condensed Consolidated Financial Statements                                     7

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                19


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                                       20

Item 6.       Exhibits and Reports on Form 8-K                                                          21

              Signatures                                                                                22

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                     Roper Industries, Inc. and Subsidiaries
            Condensed Consolidated Statements of Earnings (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended          Six months ended
                                                                        April 30,                  April 30,
                                                                ------------------------  -------------------------
                                                                    2002         2001         2002         2001
                                                                -----------  -----------  -----------   -----------
Net sales                                                       $   153,809  $   146,830  $   303,393   $   284,494
Cost of sales                                                        70,729       71,172      140,884       139,095
                                                                -----------  -----------  -----------   -----------

Gross profit                                                         83,080       75,658      162,509       145,399

Selling, general and administrative expenses                         52,628       51,533      107,410        99,410
                                                                -----------  -----------  -----------   -----------

Income from operations                                               30,452       24,125       55,099        45,989

Interest expense                                                      4,588        3,594        9,219         7,693
Other income                                                            586          731        2,555         1,198
                                                                -----------  -----------  -----------   -----------

Earnings before income taxes                                         26,450       21,262       48,435        39,494

Income taxes                                                          8,994        7,400       16,469        13,875
                                                                -----------  -----------  -----------   -----------

Net earnings                                                    $    17,456  $    13,862  $    31,966   $    25,622
                                                                ===========  ===========  ===========   ===========


Net earnings per common share:
   Basic                                                        $      0.56  $      0.45  $      1.03   $      0.83
   Diluted                                                             0.55         0.44         1.00          0.82

Weighted average common shares outstanding:
   Basic                                                             31,213       30,693       31,098        30,716
   Diluted                                                           31,991       31,472       31,907        31,424

Dividends declared per common share                             $    0.0825  $    0.0750  $     0.165   $     0.150

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

                                                  April 30,        October 31,
                                                    2002              2001
                                                -------------    --------------
ASSETS:

Cash and cash equivalents                       $      17,442    $       16,190
Accounts receivable, net                              123,742           121,271
Inventories                                            86,495            90,347
Other current assets                                    6,275             5,245
                                                -------------    --------------
   Total current assets                               233,954           233,053

Property, plant and equipment, net                     48,881            51,887
Goodwill, net                                         429,541           421,916
Other intangible assets, net                           29,571            29,980
Other noncurrent assets                                31,356            25,286
                                                -------------    --------------

   Total assets                                 $     773,303    $      762,122
                                                =============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                $      37,223    $       34,233
Accrued liabilities                                    51,365            61,020
Income taxes payable                                   12,919             5,617
Current portion of long-term debt                      11,507             3,010
                                                -------------    --------------
   Total current liabilities                          113,014           103,880

Long-term debt                                        292,754           323,830
Other liabilities                                      10,250            10,906
                                                -------------    --------------
   Total liabilities                                  416,018           438,616
                                                -------------    --------------

Common stock                                              325               321
Additional paid-in capital                             87,383            80,510
Retained earnings                                     302,079           275,259
Accumulated other comprehensive earnings               (8,007)           (7,757)
Treasury stock                                        (24,495)          (24,827)
                                                -------------    --------------
   Total stockholders' equity                         357,285           323,506
                                                -------------    --------------

   Total liabilities and stockholders' equity   $     773,303    $      762,122
                                                =============    ==============

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                           Six months ended
                                                                                               April 30,
                                                                                    -------------------------------
                                                                                        2002              2001
                                                                                    -------------    --------------
Cash flows from operating activities:
   Net earnings                                                                     $      31,966    $       25,622
   Depreciation                                                                             5,724             4,848
   Amortization                                                                             1,901             8,234
   Changes in assets and liabilities, net                                                  (6,409)            7,735
   Other, net                                                                                (307)                3
                                                                                    -------------    --------------

     Net cash provided by operating activities                                             32,875            46,422
                                                                                    -------------    --------------

Cash flows from investing activities:
   Acquisitions of business, net of cash acquired                                          (7,892)             (831)
   Capital expenditures                                                                    (3,909)           (3,198)
   Other, net                                                                                 432              (114)
                                                                                    -------------    --------------

     Net cash used in investing activities                                                (11,369)           (4,143)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Debt borrowings                                                                         12,743                 -
   Debt payments                                                                          (34,523)          (40,727)
   Dividends                                                                               (5,146)           (4,603)
   Proceeds from sales of common stock, net                                                 6,962             3,145
                                                                                    -------------    --------------

     Net cash used by financing activities                                                (19,964)          (42,185)
                                                                                    -------------    --------------

Effect of foreign currency exchange rate changes on cash                                     (290)               (9)
                                                                                    -------------    --------------

Net increase (decrease) in cash and cash equivalents                                        1,252               105

Cash and cash equivalents, beginning of period                                             16,190            11,372
                                                                                    -------------    --------------

Cash and cash equivalents, end of period                                            $      17,442    $       11,477
                                                                                    =============    ==============

Supplemental disclosures:
   Cash paid for:
     Interest                                                                       $       9,113    $        8,387
                                                                                    =============    ==============
     Income taxes, net of refunds received                                          $      11,394    $       12,452
                                                                                    =============    ==============
     Net assets of businesses acquired:
       Fair value of assets                                                         $       7,892    $          831
       Liabilities assumed                                                                      -                 -
                                                                                    -------------    --------------
         Cash paid, net of cash acquired                                            $       7,892    $          831
                                                                                    =============    ==============

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Earnings (unaudited)
(in thousands)

                                                                                 Accumu-
                                                                                 lated
                                                                                 other
                                                       Additional                compre-                                Compre-
                                            Common      paid-in    Retained      hensive     Treasury                   hensive
                                             stock      capital    earnings     earnings       stock        Total       earnings
                                           ---------   ----------  ---------    ---------    ---------    ---------    ---------
Balances at October 31, 2000               $     319   $   75,117  $ 228,652    $  (8,913)   $ (24,984)   $ 270,191

Net earnings                                       -            -     25,622            -            -       25,622    $  25,622
Proceeds from stock ownership plans                1        3,056          -            -           88        3,145            -
Other comprehensive earnings:
  Currency translation adjustments                 -            -          -        1,973            -        1,973        1,973
Dividends declared                                 -            -     (4,603)           -            -       (4,603)           -
                                           ---------   ----------  ---------    ---------    ---------    ---------    ---------

Balances at April 30, 2001                 $     320   $   78,173  $ 249,671    $  (6,940)   $ (24,896)   $ 296,328    $  27,595
                                           =========   ==========  =========    =========    =========    =========    =========



Balances at October 31, 2001               $     321   $   80,510  $ 275,259    $  (7,757)   $ (24,827)   $ 323,506

Net earnings                                       -            -     31,966            -            -       31,966    $  31,966
Stock option transactions                          4        6,410          -            -            -        6,414            -
Treasury stock sold                                -          138          -            -          122          260            -
Shares issued under incentive bonus plan           -          325          -            -          210          535            -
Other comprehensive earnings:
  Currency translation adjustments                 -            -          -         (250)           -         (250)        (250)
Dividends declared                                 -            -     (5,146)           -            -       (5,146)           -
                                           ---------   ----------  ---------    ---------    ---------    ---------    ---------

Balances at April 30, 2002                 $     325   $   87,383  $ 302,079    $  (8,007)   $ (24,495)   $ 357,285    $  31,716
                                           =========   ==========  =========    =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2002

1.   Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. ("Roper") and its subsidiaries for all periods presented.

In accordance with the Temporary Final Rule relating to "Requirements for Arthur Andersen LLP Auditing Clients" dated March 18, 2002, the unaudited financial statements contained in this report have not been reviewed by an independent accountant in accordance with Rule 10-01(d). As disclosed in a Form 8-K filed May 17, 2002, Roper elected not to retain the services of Arthur Andersen LLP and has recently engaged PricewaterhouseCoopers LLP as its independent accountants. PricewaterhouseCoopers LLP has not completed its review of Roper's financial statements as of and for the three and six months ended April 30, 2002. Under the terms of this Temporary Final Rule, if upon completion of this review there is a change to these financial statements, Roper will amend this filing. Otherwise, Roper will disclose in its next quarterly filing that these financial statements have been reviewed by PricewaterhouseCoopers LLP.

Certain reclassifications have been made to previously reported information to conform to the current presentation.

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations for the periods ended April 30, 2002 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper's consolidated financial statements and the notes thereto included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.   Fair Value of Financial Instruments

At April 30, 2002, the estimated fair value of Roper's $125 million fixed-rate, long-term notes was $130.7 million, representing an unrecorded decrease in Roper's net assets of $5.7 million. This compared to a similar unrecorded decrease in net assets of $11.7 million at October 31, 2001. The change from October 31, 2001 was the result of increased interest rates at April 30, 2002 compared to October 31, 2001.

The fair values of all other financial instruments at April 30, 2002 were considered to approximate the carrying values of the underlying assets and liabilities.

4.   Inventories

                                                  April 30,        October 31,
                                                    2002              2001
                                                -------------    --------------
                                                        (in thousands)

Raw materials and supplies                      $      44,088    $       47,339
Work in process                                        12,309            13,047
Finished products                                      31,421            31,284
LIFO reserve                                           (1,323)           (1,323)
                                                -------------    --------------

                                                $      86,495    $       90,347
                                                =============    ==============

5.   Goodwill, net

                                                  Analytical           Fluid         Industrial
                                                     Inst.           Handling         Controls           Total
                                                 -------------    --------------    -------------    --------------
                                                                           (in thousands)
Balances at October 31, 2001                     $     283,289    $       64,721    $      73,906    $      421,916

Business acquisition costs                               7,636               102                -             7,738
Currency translation adjustments                            78               (56)             (14)                8
Reclassifications and other                               (217)               94                2              (121)
                                                 -------------    --------------    -------------    --------------

Balances at April 30, 2002                       $     290,786    $       64,861    $      73,894    $      429,541
                                                 =============    ==============    =============    ==============

Most of the acquisition costs incurred during the six months ended April 30, 2002 were a purchase price adjustment from the September 2001 acquisition of Struers Holding A/S.

Roper has adopted Statement of Financial Accounting Standards ("SFAS") 142 - "Goodwill and Other Intangible Assets" effective November 1, 2001. SFAS 142 provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. Roper completed its initial review for possible impairment of its goodwill during the three months ended April 30, 2002 and determined that goodwill for business units in the analytical instrumentation and industrial controls segments had been impaired. All business unit valuations were determined using cash flow and asset models, and consultants experienced with such valuation procedures provided assistance to Roper. The determination of the impairment amount is still subject to additional analysis by Roper and review by its newly appointed independent public accountants. Roper estimates that its transitional goodwill impairment will be less than 10% of its total goodwill balance. This provision will be reported as a change in accounting principles retroactive to November 1, 2001.

6.   Other intangible assets, net

                                                                                     Accumulated        Net book
                                                                       Cost            amort.             value
                                                                  --------------    -------------    --------------
                                                                                    (in thousands)
Assets subject to amortization:
   Existing customer base                                         $       13,371    $        (891)   $       12,480
   Unpatented technology                                                   7,588           (1,005)            6,583
   Patents and other protective rights                                     6,191           (3,034)            3,157
Assets not subject to amortization:
   Trade names                                                             7,351                -             7,351
                                                                  --------------    -------------    --------------

Balances at April 30, 2002                                        $       34,501    $      (4,930)   $       29,571
                                                                  ==============    =============    ==============

Amortization expense of other intangible assets was $2,051,000 and $438,000 during the six months ended April 30, 2002 and 2001, respectively.

7.   Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

                                               Three months ended                    Six months ended
                                                     April 30,                           April 30,
                                        --------------------------------    -----------------------------------
                                           2002        2001      Change        2002         2001        Change
                                        ----------  ----------  --------    ----------   ----------    --------
Net sales:
   Analytical Instrumentation           $   79,104  $   62,677      26.2%   $  160,772   $  121,404        32.4%
   Fluid Handling                           26,219      33,612     -22.0        49,689       66,742       -25.6
   Industrial Controls                      48,486      50,541      -4.1        92,932       96,348        -3.5
                                        ----------  ----------  --------    ----------   ----------    --------

     Total                              $  153,809  $  146,830       4.8%   $  303,393   $  284,494         6.6%
                                        ==========  ==========  ========    ==========   ==========    ========

Gross profit:
   Analytical Instrumentation           $   44,506  $   35,139      26.7%   $   90,830   $   67,576        34.4%
   Fluid Handling                           12,196      16,031     -23.9        22,413       32,085       -30.1
   Industrial Controls                      26,378      24,488       7.7        49,266       45,738         7.7
                                        ----------  ----------  --------    ----------   ----------    --------

     Total                              $   83,080  $   75,658       9.8%   $  162,509   $  145,399        11.8%
                                        ==========  ==========  ========    ==========   ==========    ========

Operating profit*:
   Analytical Instrumentation           $   16,566  $   12,221      35.6%   $   32,665   $   21,552        51.6%
   Fluid Handling                            5,647       7,575     -25.5         9,389       15,188       -38.2
   Industrial Controls                      11,347       9,443      20.2        19,589       16,701        17.3
                                        ----------  ----------  --------    ----------   ----------    --------

     Total                              $   33,560  $   29,239      14.8%   $   61,643   $   53,441        15.3%
                                        ==========  ==========  ========    ==========   ==========    ========

* Operating profit is before restructuring charges recorded during the three months ended April 30, 2001 and unallocated corporate general and administrative expenses. Restructuring charges were $50, $279 and $2,230 in analytical instrumentation, fluid handling and industrial controls, respectively. Goodwill amortization during the three months ended April 30, 2001 and the six months ended April 30, 2001 was $2,189 and $4,376 in analytical instrumentation, $658 and $1,314 in fluid handling, and $977 and $2,105 in industrial controls, respectively. Unallocated corporate general and administrative expenses were $3,108 and $2,555 for the three months ended April 30, 2002 and 2001, respectively. These expenses were $6,544 and $4,893 for the six months ended April 30, 2002 and 2001, respectively.

8.   SFAS 142 Transitional Reporting Requirements

SFAS 142, which Roper adopted at the beginning of fiscal 2002, does not permit retroactive application of its method of accounting for goodwill and other intangible assets. However, SFAS 142 does provide for the following analysis comparing the current to the previous accounting practice. Any goodwill impairment resulting from the initial application of SFAS 142 will be reported as a change in accounting principles.

                                                             Three months ended        Six months ended
                                                                  April 30,                April 30,
                                                           -----------------------   ----------------------
                                                              2002         2001         2002         2001
                                                           ----------   ----------   ----------   ----------
Net earnings, as reported                                  $   17,456   $   13,862   $   31,966   $   25,622
Add back:  goodwill amortization, net of income taxes               -        3,022            -        6,191
                                                           ----------   ----------   ----------   ----------

Net earnings, adjusted                                     $   17,456   $   16,884   $   31,966   $   31,813
                                                           ==========   ==========   ==========   ==========

Basic earnings per share:
   Net earnings, as reported                               $     0.56   $     0.45   $     1.03   $     0.83
   Add back: goodwill amortization, net of income taxes             -         0.10            -         0.20
   Rounding                                                         -            -            -         0.01
                                                           ----------   ----------   ----------   ----------

   Net earnings, adjusted                                  $     0.56   $     0.55   $     1.03   $     1.04
                                                           ==========   ==========   ==========   ==========

Diluted earnings per share:
   Net earnings, as reported                               $     0.55   $     0.44   $     1.00   $     0.82
   Add back:  goodwill amortization, net of income taxes            -         0.10            -         0.20
   Rounding                                                         -            -            -         0.01
                                                           ----------   ----------   ----------   ----------

   Net earnings, adjusted                                  $     0.55   $     0.54   $     1.00   $     1.01
                                                           ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Roper's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or SEC, and Note 7 to the condensed consolidated financial statements included elsewhere in this report.

The following discussion includes references to pro forma information to help explain the impact of acquisitions on Roper's performance. This pro forma information includes the results of each company acquired by Roper for the same period of time in the year preceding acquisition as the period the acquired company is included in Roper's current year consolidated results. This pro forma information also excludes the results of discontinued operations for all periods presented.

Application of critical accounting policies

Roper's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP . A discussion of Roper's most significant accounting policies can be found in the notes to its consolidated financial statements for the year ended October 31, 2001 contained in its 2001 Annual Report on Form 10-K as filed with the SEC.

GAAP offers acceptable alternative methods for accounting for certain issues affecting Roper's financial results, such as determining inventory cost, depreciating long-lived assets, recognizing revenues and issuing stock options to employees. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on Roper's financial statements, except for the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets" as discussed below.

The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures.

The development of accounting estimates as reflected in Roper's consolidated financial statements is our responsibility. We discuss those areas that require significant judgments with the audit committee of Roper's board of directors. The audit committee has reviewed all financial disclosures in Roper's annual filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

Roper's most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition, income taxes and goodwill analysis. These issues, except for income taxes, which are not allocated to Roper's business segments, affect each of its three business segments. These issues are evaluated primarily by using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable are regularly reviewed to determine customers that have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. At April 30, 2002, the allowance for doubtful accounts receivable was $3.8 million, or 3% of total gross accounts receivable. Bad debt expense during each of the three years ended October 31, 2001 was less than 1% of total net sales.

Inventory quantities on hand are regularly compared against anticipated future usage, which is determined as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When historical usage is used, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At April 30, 2002, inventory reserves for excess and obsolete inventory were $15.2 million, or 15% of gross first-in, first-out inventory cost. Expenses for excess and obsolete inventory were less than 2% of cost of sales during each of the three years ended October 31, 2001.

Most sales are covered by warranty provisions that generally provide for the repair of qualifying defective items for a period of one year from the time of sale. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At April 30, 2002, the accrual for future warranty obligations was $3.2 million, or less than 1% of trailing 12-month pro forma net sales. Warranty expense was less than 2% of total selling, general and administrative expenses for each of the three years ended October 31, 2001.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During each of the three years ended October 31, 2001, less than 2% of total net sales were recognized using this method and approximately $2 million of additional revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdiction future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Roper adopted SFAS No. 142 effective November 1, 2001 - the beginning of its fiscal 2002. SFAS 142, issued in June 2001, requires the adoption of its provisions by the beginning of our fiscal 2003, but the timing of Roper's fiscal year end also allowed it to elect to adopt SFAS 142 at the beginning of fiscal 2002. Roper elected to adopt this new standard at the earlier date due primarily to investor interest to see results reflecting adoption of this new standard.

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of Roper's businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. The transitional business valuation reviews required by SFAS 142 resulted in goodwill impairment being identified for business units in the analytical instrumentation and industrial controls segment. These provisions will be reported as a change in accounting principles retroactive to the beginning of fiscal 2002. If any impairment of goodwill is indicated beyond these initial reviews, the entire impairment will be recorded immediately and reported as a component of current operations, and it is possible in this circumstance that an impairment of goodwill could result that would be material to Roper's results. Roper's acquisitions have generally included a large goodwill component and this is expected to continue with future acquisitions. We generally expect the rate of investments in acquisitions to increase.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in fiscal 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of any impairment provision on current results. The notes to Roper's condensed consolidated financial statements include a reconciliation comparing earnings of pre-adoption periods to earnings of current periods for those periods presented. Goodwill amortization prior to the adoption of SFAS 142 was largest in the analytical instrumentation segment and the amount of goodwill currently recorded is also largest for this segment. We believe it inappropriate to conclude whether the likelihood of any additional impairment charge is more likely in any business segment compared to another segment. If an impairment is identified, the amount identified may be increased by the identification of other intangible assets at the affected business that were not required to be recognized under prior accounting standards.

At April 30, 2002, total assets included $429.5 million of goodwill. Goodwill was allocated $290.8 million to our analytical instrumentation segment, $73.9 million to our industrial controls segment and

$64.9 million to our fluid handling segment. Total goodwill was allocated to 21 different business units with individual amounts ranging from less than $1 million to approximately $72 million. The median amount of goodwill allocated to each business unit was approximately $17 million.

Results of operations

The following table sets forth certain information relating to Roper's operations expressed as a percentage of net sales:

                                            Three months ended     Six months ended
                                                 April 30,            April 30,
                                            ------------------     ----------------
                                             2002        2001       2002      2001
                                            ------      ------     ------    ------
         Gross profit:
           Analytical Instrumentation         56.3%       56.1%      56.5%     55.7%
           Fluid Handling                     46.5        47.7       45.1      48.1
           Industrial Controls                54.4        48.5       53.0      47.5
                                            ------      ------     ------    ------
                                              54.0%       51.5%      53.6%     51.1%
                                            ======      ======     ======    ======

         Operating profit:
           Analytical Instrumentation         20.9%       23.0%      20.3%     21.4%
           Fluid Handling                     21.5        24.5       18.9      24.7
           Industrial Controls                23.4        20.6       21.1      19.5
           Goodwill amortization                 -        (2.6)         -      (2.7)
           Restructuring charges                 -        (1.7)         -      (0.9)
           Unallocated corporate expenses     (2.0)       (1.7)      (2.2)     (1.7)
                                            ------      ------     ------    ------
                                              19.8        16.4       18.2      16.2
         Interest expense                     (3.0)       (2.4)      (3.0)     (2.7)
         Other income                          0.4         0.5        0.8       0.4
                                            ------      ------     ------    ------
         Earnings before income taxes         17.2        14.5       16.0      13.9
         Income taxes                          5.9         5.1        5.5       4.9
                                            ------      ------     ------    ------
         Net earnings                         11.3%        9.4%      10.5%      9.0%
                                            ======      ======     ======    ======

Three months ended April 30, 2002 compared to three months ended April 30, 2001

Net sales increased $7.0 million, or 5%, during the three months ended April 30, 2002 compared to the three months ended April 30, 2001. Most of this increase resulted from the contributions of companies acquired since April 30, 2001, particularly the Struers and Logitech businesses. On a pro forma basis, net sales decreased 10%. Most of this decrease resulted from weakness in sales into semiconductor, automotive and general industrial markets.

Changes in the analytical instrumentation segment's net sales (up 26% actual and down 10% pro forma) reflected primarily the acquisition of Struers and Logitech along with lower sales into semiconductor and automotive markets. Lower automotive sales were the result of both weak end market conditions and delayed introduction of new high-speed digital imaging products. Changes in the fluid handling segment's net sales (down 22% actual and pro forma) reflected primarily this segment's greater exposure to the weak semiconductor market. Changes in the industrial controls segment's net sales (down 4% actual and down 1% pro forma) reflected primarily Petrotech's restructuring and decreased sales to other industrial markets more than offsetting higher control systems sales.

Roper's overall gross profit percentage increased 250 basis points for the three months ended April 30, 2002 compared to the three months ended April 30, 2001 primarily due to benefits that resulted from Petrotech's restructuring and the higher margin sales experienced by Struers and Logitech.

Selling, general and administrative expenses increased $1.1 million, or 2%, during the three months ended April 30, 2002 compared to the three months ended April 30, 2001. These expenses during the three months ended April 30, 2001 included $3.8 million of goodwill amortization and $2.6 million of restructuring costs. There were no similar expenses to these items during the three months ended April 30, 2002. Excluding differences that resulted from goodwill, restructuring and recently acquired businesses, selling general and administrative expenses decreased $1.1 million during the three months ended April 30, 2002 compared to the three months ended April 30, 2001. Although total costs decreased, they decreased at a smaller rate than the rate of decrease in comparable sales.

Interest expense increased for the three months ended April 30, 2002 compared to the three months ended April 30, 2001 as a result of higher borrowing levels partially offset by lower interest rates. Average borrowing levels were approximately $100 million higher during the 2002 period compared to the 2001 period primarily from the additional borrowings used to finance the acquisition of Struers and Logitech. The effective interest rate was approximately 85 basis points lower during the three months ended April 30, 2002 than it was during the three months ended April 30, 2001.

Income taxes were approximately 34% of pretax earnings for the three months ended April 30, 2002 compared to approximately 35% of pretax earnings for the three months ended April 30, 2001. This decrease resulted primarily from the application of SFAS 142 affecting goodwill. Although goodwill is no longer amortized for book purposes, some goodwill amortization is allowed for income tax purposes.

The following tables summarize net sales orders and sales order backlog information. There were no pro forma adjustments to this information during the three months ended April 30, 2002.

                                                   Net sales orders
                                               Three months ended April 30,
                                         --------------------------------------
                                             2002               2001
                                         -----------  -------------------------
                                            Actual      Pro forma      Actual
                                         -----------  ------------- -----------
                                                    (in thousands)

     Analytical Instrumentation          $    76,082  $    85,511   $    63,284
     Fluid Handling                           26,658       31,246        31,246
     Industrial Controls                      49,866       40,722        40,962
                                         -----------  -----------   -----------

                                         $   152,606  $   157,479   $   135,492
                                         ===========  ===========   ===========

The changes in net sales orders for the analytical instrumentation segment were caused primarily from the orders attributed to recently acquired businesses along with weaknesses in semiconductor and automotive markets and deferred digital imaging orders from automotive customers pending release of next-generation products. The changes in net sales orders for the fluid handling segment were caused primarily from the weakness in the semiconductor market. The changes in net sales orders for the industrial controls segment were caused primarily from the timing of orders from Gazprom as well as strong oil and gas project orders. Orders for other industrial markets were down.

                                                 Sales order backlog
                                                      April 30,
                                         --------------------------------------
                                             2002               2001
                                         -----------  -------------------------
                                             Actual      Pro forma     Actual
                                         -----------  -------------  ----------
                                                    (in thousands)

     Analytical Instrumentation          $    55,415  $    76,536   $    61,015
     Fluid Handling                           25,892       23,721        23,721
     Industrial Controls                      34,398       26,173        28,036
                                         -----------  -----------   -----------

                                         $   115,705  $   126,430   $   112,772
                                         ===========  ===========   ===========

The analytical instrumentation segment's sales order backlog decreased at April 30, 2002 compared to pro forma backlog at April 30, 2001 due to lower backlog for the segment's digital imaging and software and materials analysis products. Partially offsetting these declines was substantially higher backlog for this segment's fluid properties testing equipment. The increase in the fluid handling segment's backlog was attributed to a large decline in semiconductor activity more than offset by significantly higher balances associated with this segment's other products. The industrial controls segment's backlog increased at April 30, 2002 compared to April 30, 2001 balances due to the stronger sales orders activity with Gazprom and other control systems customers that more than offset the effects from reduced order activity in other markets.

   Six months ended April 30, 2002 compared to six months ended April 30, 2001

Net sales increased $18.9 million, or 7%, during the six months ended April 30, 2002 compared to the six months ended April 30, 2001. Most of this increase resulted from the contributions of companies acquired since April 30, 2001, particularly the Struers and Logitech businesses. On a pro forma basis, net sales decreased 7%. Most of this decrease resulted from weaknesses in sales into semiconductor, automotive and general industrial markets.

Changes in the analytical instrumentation segment's net sales (up 32% actual and down 4% pro forma) reflected primarily the acquisition of Struers and Logitech along with lower sales into semiconductor and automotive markets. This reflected market weakness and and the delay in introducing certain high-speed next-generation digital imaging products. Changes in the fluid handling segment's net sales (down 26% actual and pro forma) reflected primarily this segment's greater exposure to the weak semiconductor market. Changes in the industrial controls segment's net sales (down 4% actual and up 1% pro forma) reflected primarily Petrotech's restructuring along with higher control systems sales essentially offsetting decreased sales to other industrial markets.

Roper's overall gross profit percentage increased 250 basis points for the six months ended April 30, 2002 compared to the six months ended April 30, 2001 primarily due to benefits that resulted from Petrotech's restructuring and the higher margin sales experienced by Struers and Logitech.

Selling, general and administrative expenses increased $8.0 million, or 8%, during the six months ended April 30, 2002 compared to the six months ended April 30, 2001. These expenses during the six months ended April 30, 2001 included $7.8 million of goodwill amortization and $2.6 million of restructuring costs. There were no similar expenses to these items during the six months ended April 30, 2002. Excluding differences that resulted from goodwill, restructuring and recently acquired businesses, selling general and administrative expenses decreased $0.6 million during the six months ended April 30, 2002 compared to the six months ended April 30, 2001. Although total costs decreased, they decreased at a smaller rate than the rate of decrease in comparable sales.

Interest expense increased for the six months ended April 30, 2002 compared to the six months ended April 30, 2001 as a result of higher borrowing levels partially offset by lower interest rates. Average borrowing levels were approximately $100 million higher during the 2002 period compared to the 2001 period primarily from the additional borrowings used to finance the acquisition of Struers and Logitech. The effective interest rate was approximately 115 basis points lower during the six months ended April 30, 2002 than it was during the six months ended April 30, 2001.

Other income during the first three months of fiscal 2002 included approximately $1.3 million of foreign currency exchange gains, mostly on certain euro-denominated borrowings. Other income for the six months ended April 30, 2002 also included $0.6 million of interest related to a vendor financing program with Gazprom. There were no items comparable to these during the six months ended April 30, 2001.

Income taxes were approximately 34% of pretax earnings for the six months ended April 30, 2002 compared to approximately 35% of pretax earnings for the six months ended April 30, 2001. This decrease resulted primarily from the application of SFAS 142 affecting goodwill. Although goodwill is no longer amortized for book purposes, some goodwill amortization is allowed for income tax purposes.

Other components of comprehensive earnings represented the change in cumulative translation adjustments related to the net assets of non-U.S. subsidiaries whose functional currency was not the U.S. dollar. The net change during each of the six months ended April 30, 2001 and 2000 was mostly related to Roper's subsidiaries in Europe and Japan. Foreign currency effects on Roper's reported net earnings and cash flows have generally not been significant.

The following table summarizes net sales orders information. There were no pro forma adjustments to this information during the six months ended April 30, 2002.

                                                      Net sales orders
                                                 Six months ended April 30,
                                       ----------------------------------------
                                           2002               2001
                                       -----------  ---------------------------
                                          Actual      Pro forma       Actual
                                       -----------  -----------    ------------
                                                  (in thousands)

      Analytical Instrumentation       $   155,461  $   178,366   $   130,170
      Fluid Handling                        54,362       64,516        64,516
      Industrial Controls                   96,311       92,624        95,392
                                       -----------  -----------   -----------

                                       $   306,134  $   335,506   $   290,078
                                       ===========  ===========   ===========

The changes in net sales orders for the analytical instrumentation segment were caused primarily from the orders attributed to recently acquired businesses along with weakness in semiconductor and automotive markets and the product delays discussed previously. The changes in net sales orders for the fluid handling segment were caused primarily from the weakness in the semiconductor market. The changes in net sales orders for the industrial controls segment were caused primarily by strong oil and gas project orders. Orders for other industrial markets were down.

Financial Condition, Liquidity and Capital Resources

Total current assets exceeded total current liabilities by $119.2 million at April 30, 2002 compared to $129.2 million at October 31, 2001, or a decrease of $10.0 million. Most of this decrease was attributed to Roper's efforts to better manage its working capital balances. Total debt was $304.3 million at April 30, 2002 (46% of total capital) compared to $326.8 million at October 31, 2001 (50% of total capital). The modest level of improved financial leverage resulted from both Roper's earnings and its reduced level of debt during the six months ended April 30, 2002. We generally expect Roper's financial leverage to decrease over time, excluding the effects of any future acquisitions.

Roper's principal $275 million credit facility with a group of banks provides most of Roper's daily financing requirements, consisting of revolving loans, swing line loans and letters of credit. At April 30, 2002, utilization of this facility included $157.3 million of borrowings and approximately $4.1 million of outstanding letters of credit, resulting in approximately $113.6 million available for additional borrowings. This available additional borrowing capacity combined with the cash flows expected to be generated from existing businesses is expected to be sufficient to fund any normal operating requirements and finance additional acquisitions. This facility matures May 2005. Roper also has a number of smaller facilities in various non-U.S. locations to support the businesses in these locations.

Outstanding indebtedness at April 30, 2002 also included $125 million of term notes. One tranche of these notes totaling $40 million matures in May 2007. The other tranche of notes totaling $85 million matures in May 2010. Neither tranche of notes requires sinking fund payments. Either tranche may be prepaid by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

Capital expenditures were $3.9 million during the fist six months of fiscal 2002. Total capital expenditures during fiscal 2002 are estimated to be approximately $10 million. There were no significant noncancellable commitments for capital expenditures at April 30, 2002.

In May 2002, Roper's board of directors declared a cash dividend $0.0825 per share payable in July 2002. Payment of any additional dividends requires further action by the board of directors and cannot be assured.

In May 2002, Roper filed a registration statement with the SEC to register up to 5,750,000 shares of common stock for sale to the public. The registration statement is not yet effective. If Roper completes this offering, the net proceeds will be used to repay borrowings outstanding under Roper's principle credit facility and the balance for general corporate purposes. We cannot provide assurances, however, that Roper will proceed with this offering or, if it does, when the offering will be completed or what the proceeds of the offering will be.

Net cash provided by operating activities was $32.9 million during the six months ended April 30, 2002 compared to $46.4 million during the six months ended April 30, 2001. Most of this decrease was attributed to the Gazprom receivables with extended payment terms that were generated in the first three months of fiscal 2002. Cash used by investing activities was $7.9 million during the six months ended April 30, 2002 compared to $4.1 million during the six months ended April 30, 2001. Most of this increase was attributed to a purchase price adjustment related to the acquisition of Struers and Logitech. Such payments (or receipts) based on net asset valuations determined after closing are typical in business acquisition transactions. Net cash used by financing activities was $20.0 million during the six months ended April 30, 2002 compared to $42.2 million during the six months ended April 30, 2001. Less debt was repaid in the fiscal 2002 period than the fiscal 2001 period as a result of less cash being available for this purpose.

We believe that internally generated cash flows and the remaining availability under Roper's various credit facilities will be adequate to finance normal operating requirements and further acquisition activities. Although Roper maintains an active acquisition program, any further acquisitions will depend on numerous factors and we cannot reasonably estimate if or when any such acquisitions will occur and what the impact will be on Roper's activities, financial condition and results of operations. Completion of future acquisitions may increase Roper's financial leverage from that at April 30, 2002. We may also explore alternatives to increase Roper's access to additional capital resources.

We anticipate that recently acquired companies as well as other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which Roper historically has experienced. However, the rate at which debt can be reduced during the remainder of fiscal 2002 (and reduce the associated interest expense), without considering the application of proceeds from the proposed stock offering, will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of existing companies and cannot be predicted with certainty.

Recently Released Accounting Pronouncements

Roper adopted SFAS 142 - "Goodwill and Other Intangible Assets" effective November 1, 2001. However, all of the steps required by this new standard have yet to be completed in their entirety. See note 5 to the condensed consolidated financial statements included elsewhere in this report for further discussion of the transition procedures related to the adoption of this standard.

The Financial Accounting Standards Board, or FASB, issued SFAS 143 - "Accounting for Asset Retirement Obligations" that Roper is required to adopt by November 1, 2002. Roper does not have, nor do we expect it to have, any material asset retirement obligations subject to this new standard.

The FASB issued SFAS 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. We do not expect the adoption of this standard to result in a material impairment charge.

The FASB issued SFAS 145 that rescinded, amended or made technical corrections to several previously issued statements. None of these changes are expected to significantly affect Roper's accounting or financial reporting practices.

Outlook

The conditions in the semiconductor industry are currently poor and we expect product sales into this market to be lower in fiscal 2002 than they were in 2001. We do not currently expect this industry to show any significant signs of improvement before at least the fourth calendar quarter of 2002. The terrorist attacks in the United States on September 11, 2001 and the after-effects related thereto still cast a significant cloud of uncertainty over the near-term health of the economy in the United States and elsewhere. The U.S. economy was also showing signs of weakening prior to the September 11 attacks. It is impossible to isolate each of these factor's effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

We expect Roper to continue an active acquisition program. However, completion of future acquisitions and their impact on Roper's results or financial condition cannot be accurately predicted.

Forward-Looking Information

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "plans," "estimates" or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures and contemplated acquisitions.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of Roper's management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation and competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement.

Many of these risks and uncertainties are beyond Roper's ability to control or predict. Such risks and uncertainties include, but are not limited to, the following: the level and timing of future business with Gazprom and other Eastern European customers, unfavorable changes in foreign exchange rates, difficulties associated with exports, risks associated with our international operations, difficulty completing suitable acquisitions and successfully integrating acquired businesses, increased product liability and insurance risks and costs, increased warranty exposure, future competition, changes in the supply of, or price for, raw materials, parts and components, environmental compliance costs and liabilities, potential write-offs of substantial intangible assets, and other risk factors discussed in Roper's other filings with the SEC.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations and are not guarantees of performance. Further, forward-looking statements speak only as of the date they are made, and Roper undertakes no obligation to update publicly any of them in light of new information or future events.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Roper is exposed to interest rate risks on its outstanding variable-rate borrowings and the effects of changing interest rates on the fair value of its fixed-rate borrowings. Roper is exposed to foreign exchange risks pertaining to its business denominated in currencies other than the U.S. dollar. Roper is also exposed to equity market risks pertaining to the traded price of its common stock. We believe that Roper's results of operations are not significantly affected by moderate changes in the inflation rate.

Roper's outstanding variable-rate borrowings were approximately $159 million at April 30, 2002. Based on this level of debt, an increase or decrease in short-term interest rates of 10 basis points would increase or decrease annualized interest expense by approximately $159,000. At April 30, 2002, interest rates were lower than the fixed interest rates on Roper's $125 million of long-term borrowings. This resulted in our estimate of the fair value of these borrowings exceeding the face amount of the borrowings. We estimated the fair value of these fixed-rate borrowings to be approximately $130.7 million using discounted cash flows. An increase or decrease in interest rates by 10 basis points would decrease or increase this fair value amount by approximately $700,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. Non-U.S. dollar balances and transactions at April 30, 2002 and for the six months then ended were principally denominated in euros, British pounds, Danish krone or Japanese yen. For the six months ended April 30, 2002, approximately 28% of Roper's net sales and approximately 30% of income from operations were denominated in non-U.S. currencies. These exchange rate changes have adversely affected Roper's current year results compared to prior year results by approximately 1%. We expect that these currencies will remain relatively stable. Therefore, we do not expect foreign exchange risks to have a material effect on Roper's future financial results.

Equity markets are influenced by many factors and changes in Roper's common stock price may be influenced by factors other than its historical earnings and by factors not within Roper's control. The volatility of Roper's common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper's stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. We believe the sensitivity of these issues to a change in Roper's stock price is not readily determinable, but a change in its stock price by $1.00 per share is not believed to have a material effect on Roper's financial statements or disclosures.

The market prices for Roper's common stock may determine whether the proposed common stock offering is consummated and, if consummated, the aggregate net proceeds Roper would receive from the offering.

Part II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

Roper held its 2002 Annual Meeting of Shareholders on March 15, 2002. Of the 31,156,350 shares eligible to vote at the meeting, 21,006,749 were present either in person or by proxy. Of the shares present, 2,231,749 shares were claimed to be entitled to five votes per share based on certain holding period requirements. The following proposal was submitted to shareholders at the 2002 Annual Meeting of Shareholders.

Proposal 1:  Election of Three (3) Directors

Each of the directors identified below elected at the 2002 Annual Meeting of Shareholders was elected for a term expiring at the 2005 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2003 Annual Meeting of Shareholders or the 2004 Annual Meeting of Shareholders are as follows: Wilbur J. Prezzano (2003), Georg Graf Schall-Riaucour (2003), Eriberto
R. Scocimara (2003), W. Lawrence Banks (2004), Luitpold von Braun (2004), John
F. Fort III (2004) and Brian D. Jellison (2004).

Following are the election results for the proposal.

                                                      Number of votes
                                              -------------------------------
                                                   For            Withheld
                                              -------------    --------------
          Proposal 1:
              Donald G. Calder                   29,503,759           429,986
              Derrick N. Key                     24,012,734         5,921,011
              Christopher Wright                 29,738,708           195,037

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

        /(b)/4.02   Credit agreement dated as of May 18, 2000

        /(b)/4.03   Note Purchase Agreement dated as of May 18, 2000



b.      Reports on Form 8-K

                    On April 15, 2002, Roper filed an Amended Current Report on Form 8-K/A related to the acquisition of Struers Holding A/S.



___________________________

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

           Signature                                  Title                                Date
-------------------------------    --------------------------------------------    --------------------
/s/ Brian D. Jellison              Chief Executive Officer and President                  June 14, 2002
-------------------------------
Brian D. Jellison


/s/ Martin S. Headley              Vice President and Chief Financial Officer             June 14, 2002
-------------------------------
Martin S. Headley

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