Form 10-Q
period 2002-07-31
ROPER INDUSTRIES INC /DE/
filed 2002-09-13
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002.

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number 1-12273

ROPER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0263969
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

160 Ben Burton Road
Bogart, Georgia	30622
(Address of principal executive offices)	(Zip Code)
(706) 369-7170
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

        The number of shares outstanding of the Registrant’s common stock as of September 9, 2002 was approximately 31,323,000.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

T ABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidat ed Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Net sales	$154,640	$137,969	$458,033	$422,463
Cost of sales	71,853	64,150	212,737	203,245

Gross profit	82,787	73,819	245,296	219,218
Selling, general and administrative expenses	54,830	50,515	162,240	149,925

Income from operations	27,957	23,304	83,056	69,293
Interest expense	4,462	3,240	13,681	10,933
Euro debt currency exchange loss	4,093	—	4,093	—
Other income	277	397	2,832	1,595

Earnings before income taxes	19,679	20,461	68,114	59,955
Income taxes	4,646	7,328	21,115	21,200

Net earnings	$15,033	$13,133	$46,999	$38,755

Net earnings per common share:
Basic	$0.48	$0.43	$1.51	$1.26
Diluted	0.47	0.41	1.47	1.23
Weighted average common shares outstanding:
Basic	31,305	30,838	31,168	30,722
Diluted	31,801	31,727	31,867	31,594
Dividends declared per common share	$0.083	$0.075	$0.248	$0.225

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Conso lidated Balance Sheets (unaudited)
(in thousands)

	July 31, 2002	October 31, 2001
ASSETS:

Cash and cash equivalents	$15,647	$16,190
Accounts receivable, net	133,579	121,271
Inventories	85,669	90,347
Other current assets	5,764	5,245

Total current assets	240,659	233,053

Property, plant and equipment, net	49,695	51,887
Goodwill, net	446,189	421,916
Other intangible assets, net	30,647	29,980
Investment in Zetec, Inc.	56,250	—
Other noncurrent assets	25,158	25,286

Total assets	$848,598	$762,122

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$33,889	$34,233
Accrued liabilities	54,222	61,020
Income taxes payable	11,226	5,617
Current portion of long-term debt	15,518	3,010

Total current liabilities	114,855	103,880

Long-term debt	338,607	323,830
Other noncurrent liabilities	10,994	10,906

Total liabilities	464,456	438,616

Common stock	325	321
Additional paid-in capital	87,966	80,510
Retained earnings	314,528	275,259
Accumulated other comprehensive earnings	5,771	(7,757)
Treasury stock	(24,448)	(24,827)

Total stockholders’ equity	384,142	323,506

Total liabilities and stockholders’ equity	$848,598	$762,122

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended July 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$46,999	$38,755
Depreciation	8,517	7,268
Amortization	2,711	12,433
Changes in assets and liabilities, net	(8,021)	13,164
Other, net	313	15

Net cash provided by operating activities	50,519	71,635

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(69,870)	(25,456)
Capital expenditures	(5,509)	(4,506)
Other, net	(933)	688

Net cash used in investing activities	(76,312)	(29,274)

Cash flows from financing activities:
Debt borrowings	63,466	25,148
Debt payments	(38,992)	(47,919)
Dividends	(7,730)	(6,917)
Proceeds from sales of common stock, net	7,605	4,415

Net cash provided by (used in) financing activities	24,349	(25,273)

Effect of foreign currency exchange rate changes on cash	901	(141)

Net increase (decrease) in cash and cash equivalents	(543)	16,947
Cash and cash equivalents, beginning of period	16,190	11,372

Cash and cash equivalents, end of period	$15,647	$28,319

Supplemental disclosures:
Cash paid for:
Interest	$13,329	$14,366

Income taxes, net of refunds received	$16,310	$17,887

Net assets of businesses acquired:
Fair value of assets	$15,189	$27,206
Unallocated investment in Zetec, Inc.	56,250	—
Liabilities assumed	(1,569)	(1,750)

Cash paid, net of cash acquired	$69,870	$25,456

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other compre- hensive earnings	Treasury stock	Total	Compre- hensive earnings
Balances at October 31, 2000	$319	$75,117	$228,652	$(8,913)	$(24,984)	$270,191

Net earnings	—	—	38,755	—	—	38,755	$38,755
Proceeds from stock ownership plans	2	4,297	—	—	116	4,415	—
Other comprehensive earnings:
Currency translation adjustments	—	—	—	811	—	811	811
Dividends declared	—	—	(6,917)	—	—	(6,917)	—

Balances at July 31, 2001	$321	$79,414	$260,490	$(8,102)	$(24,868)	$307,255	$39,566

Balances at October 31, 2001	$321	$80,510	$275,259	$(7,757)	$(24,827)	323,506

Net earnings	—	—	46,999	—	—	46,999	$46,999
Stock option transactions	4	6,950	—	—	—	6,954	—
Treasury stock sold	—	181	—	—	169	350	—
Shares issued under incentive bonus plan	—	325	—	—	210	535	—
Other comprehensive earnings:
Currency translation adjustments	—	—	—	13,528	—	13,528	13,528
Dividends declared	—	—	(7,730)	—	—	(7,730)	—

Balances at July 31, 2002	$325	$87,966	$314,528	$5,771	$(24,448)	$384,142	$60,527

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Con densed Consolidated Financial Statements
July 31, 2002

1.    Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

On July 31, 2002 Roper completed the acquisition of all of the outstanding common stock of Zetec, Inc. (“Zetec”). The allocation of the purchase price to the fair values of the net assets acquired is not completed at this time and the amount paid thus far is subject to adjustment, although any such adjustments are not expected to be significant. This acquisition is being reported as an investment on Roper’s July 31, 2002 balance sheet. The initial allocation of the Zetec purchase price to the fair values of assets and liabilities acquired will be completed during the quarter ended October 31, 2002, and subsequent balance sheet line items will include the assets and liabilities of Zetec.

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

The results of operations for the periods ended July 31, 2002 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.    Fair Value of Financial Instruments

At July 31, 2002, the estimated fair value of Roper’s $125 million fixed-rate, long-term notes was $136.1 million, representing an unrecorded decrease in Roper’s net assets of $11.1 million. This compared to a similar unrecorded decrease in net assets of $11.7 million at October 31, 2001. The change from October 31, 2001 was mostly due to the shorter remaining lives of these notes at July 31, 2002. Average interest rates were slightly lower at July 31, 2002 compared to October 31, 2001.

The fair values of all other financial instruments at July 31, 2002 were considered to approximate the carrying values of the underlying assets and liabilities.

4.    Acquisitions

On July 31, 2002, Roper acquired all of the outstanding common stock of Zetec for cash consideration on behalf of the sellers totaling $56,250,000. Zetec is based near Seattle, WA and is a leading global supplier of non-destructive inspection solutions and consumables using eddy current technology, primarily for use in power generating facilities. The investment in Zetec at July 31, 2002 is subject to change based on, among other things, the value of the assets and liabilities acquired as defined in the purchase agreement. This type of adjustment is customary in purchase agreements and Roper does not expect any subsequent adjustments to be significant. Zetec’s operations will be reported as part of Roper’s industrial controls segment.

Also during July 2002, Roper acquired all outstanding common stock in Ai Cambridge Ltd. (“Qualitek”) and Duncan Technologies, Inc. (“DuncanTech”) for total consideration of approximately $6 million. Qualitek is based in Cambridge, England and is a designer and manufacturer of leak detection equipment and systems for medical, pharmaceutical, food packaging and automotive industries, primarily in Europe. Qualitek will be reported as part of Roper’s analytical instrumentation segment. DuncanTech is a designer and manufacturer of high-quality digital cameras for a variety of markets including machine vision, remote sensing and traffic monitoring. DuncanTech will be integrated into Roper’s existing digital imaging companies.

In August 2002, Roper acquired all outstanding common stock of Qualitative Imaging Corporation (“QImaging”) for approximately $12 million. QImaging is based in Vancouver, British Columbia and provides innovative, high performance digital cameras for scientific and industrial imaging applications. QImaging will be reported as part of Roper’s analytical instrumentation segment.

The operations of each of the above companies are included in Roper’s consolidated results of operations beginning as of their respective acquisition date.

5.    Inventories

	July 31, 2002	October 31, 2001
	(in thousands)

Raw materials and supplies	$42,619	$47,339
Work in process	12,727	13,047
Finished products	31,646	31,284
LIFO reserve	(1,323)	(1,323)

	$85,669	$90,347

The above table does not include any amounts from the acquisition of Zetec.

6.    Goodwill, net
	Analytical Inst.	Fluid Handling	Industrial Controls	Total
	(in thousands)

Balances at October 31, 2001	$283,289	$64,721	$73,906	$421,916
Business acquisition costs	12,120	102	—	12,222
Currency translation adjustments	8,859	1,323	319	10,501
Reclassifications and other	1,300	94	156	1,550

Balances at July 31, 2002	$305,568	$66,240	$74,381	$446,189

Most of the acquisition costs incurred during the nine months ended July 31, 2002 were related to businesses acquired during fiscal 2002 and a purchase price adjustment from the 2001 acquisition of Struers Holding A/S. The above table does not include any amounts from the acquisition of Zetec.

Roper has adopted Statement of Financial Accounting Standards (“SFAS”) 142 – “Goodwill and Other Intangible Assets” effective November 1, 2001. SFAS 142 provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. Roper anticipates performing these annual reviews for each of its affected businesses on November 1. Upon completion of the initial review, Roper determined that the fair value of goodwill for three business units in the analytical instrumentation and industrial controls segments was less than its book value. All business unit valuations were determined using cash flow and asset models, and consultants experienced with such valuation procedures provided assistance to Roper. The determination of the goodwill adjustment is subject to additional analysis and review, which is incomplete currently. The goodwill reduction is expected to be less than 10% of the total goodwill balance. This goodwill adjustment will be reported as a change in accounting principle retroactive to November 1, 2001.

7.    Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$14,528	(1,332)	13,196
Unpatented technology	7,809	(1,231)	6,578
Patents and other protective rights	6,297	(3,221)	3,076
Assets not subject to amortization:
Trade names	7,797	—	7,797

Balances at July 31, 2002	$36,431	$(5,784)	$30,647

Amortization expense of other intangible assets was $2,653,000 and $504,000 during the nine months ended July 31, 2002 and 2001, respectively. The preceding table does not include any amounts from the acquisition of Zetec.

8.    Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2002	2001	Change	2002	2001	Change
Net sales:
Analytical Instrumentation	$76,697	$62,733	+22.3%	$237,469	$184,137	+29.0%
Fluid Handling	29,117	29,994	-2.9	78,806	96,736	-18.5
Industrial Controls	48,826	45,242	+7.9	141,758	141,590	+0.1

Total	$154,640	$137,969	+12.1%	$458,033	$422,463	+8.4%

Gross profit:
Analytical Instrumentation	$41,695	$34,887	+19.5%	$132,525	$102,463	+29.3%
Fluid Handling	13,682	14,483	-5.5	36,095	46,568	-22.5
Industrial Controls	27,410	24,449	+12.1	76,676	70,187	+9.2

Total	$82,787	$73,819	+12.1%	$245,296	$219,218	+11.9%

Operating profit*:
Analytical Instrumentation	$11,330	$10,167	+11.4%	$43,995	$31,719	+38.7%
Fluid Handling	6,180	6,164	-4.7	15,569	21,352	-27.1
Industrial Controls	13,030	9,272	+40.5	32,619	25,973	+25.6

Total	$30,540	$25,603	+19.3%	$92,183	$79,044	+16.6%

*
Operating profit is before restructuring charges recorded during the three months ended April 30, 2001 and unallocated corporate general and administrative expenses. Restructuring charges were $50, $279 and $2,230 in analytical instrumentation, fluid handling and industrial controls, respectively. Goodwill amortization during the three months ended July 31, 2001 and nine months ended July 31, 2001 was $2,180 and $6,556 in analytical instrumentation, $1,114 and $3,219 in industrial controls and $649 and $1,963 in fluid handling, respectively. Unallocated corporate general and administrative expenses were $2,583 and $2,299 for the three months ended July 31, 2002 and 2001, respectively. These expenses were $9,127 and $7,192 for the nine months ended July 31, 2002 and 2001, respectively.

9.    Recently Released Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS 143—“Accounting for Asset Retirement Obligations” that Roper is required to adopt by November 1, 2002. Roper does not have, nor do we expect it to have, any material asset retirement obligations subject to this new standard.

The FASB issued SFAS 144—“Accounting for the Impairment or Disposal of Long-Lived Assets” that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. We do not expect the adoption of this standard to result in a material impairment charge.

The FASB issued SFAS 145 that rescinded, amended or made technical corrections to several previously issued statements. None of these changes are expected to significantly affect Roper’s accounting or financial reporting practices.

The FASB issued SFAS 146—“Accounting for Costs Associated with Exit or Disposal Activities” that Roper is required to adopt for applicable transactions after December 31, 2002. This standard modifies the timing of when certain costs are reported.

10.    SFAS 142 Transitional Reporting Requirements

SFAS 142, which Roper adopted at the beginning of fiscal 2002, does not permit retroactive application of its method of accounting for goodwill and other intangible assets. However, SFAS 142 does provide for the following analysis comparing the current to the previous accounting practice. Any goodwill adjustment resulting from the initial application of SFAS 142 will be reported as a change in accounting principle.

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Net earnings, as reported	$15,033	$13,133	$46,999	$38,755
Add back: goodwill amortization, net of income taxes	—	3,122	—	9,313

Net earnings, adjusted	$15,033	$16,255	$46,999	$48,068

Basic earnings per share:
Net earnings, as reported	$0.48	$0.43	$1.51	$1.26
Add back: goodwill amortization, net of income taxes	—	0.10	—	0.30

Net earnings, adjusted	$0.48	$0.53	$1.51	$1.56

Diluted earnings per share:
Net earnings, as reported	$0.47	$0.41	$1.47	$1.23
Add back: goodwill amortization, net of income taxes	—	0.10	—	0.29

Net earnings, adjusted	$0.47	$0.51	$1.47	$1.52

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Roper’s Annual Report on Form 10-K for the year ended October 31, 2001 as filed with the Securities and Exchange Commission (“SEC”) and Note 8 to Roper’s condensed consolidated financial statements included elsewhere in this report.

The following discussion includes references to pro forma information to help explain the impact of acquisitions on Roper’s performance. This pro forma information includes the results of each company acquired by Roper for the same period of time in the year preceding acquisition as the period the acquired company is included in Roper’s current year consolidated results. This pro forma information also excludes the results of discontinued operations for all periods presented.

Application of critical accounting policies

Roper’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of Roper’s most significant accounting policies can be found in the notes to its consolidated financial statements for the year ended October 31, 2001 contained in its 2001 Annual Report on Form 10-K as filed with the SEC. Also see Note 1 to Roper’s condensed consolidated financial statements included elsewhere in this report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting Roper’s financial results, such as determining inventory cost, depreciating long-lived assets, recognizing revenues and issuing stock options to employees. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on Roper’s financial statements, except for the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” as discussed below.

The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures.

The development of accounting estimates as reflected in Roper’s consolidated financial statements is our responsibility. We discuss those areas that require significant judgments with the audit committee of Roper’s board of directors. The audit committee has reviewed all financial disclosures in Roper’s annual filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

Roper’s most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition, income taxes and goodwill analysis. These issues, except for income taxes, which are not allocated to Roper’s business segments, affect each of its business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable are regularly reviewed to determine customers that have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. At July 31, 2002, the allowance for doubtful accounts receivable (excluding Zetec) was $3.7 million, or 3% of total gross accounts receivable. This percentage has been relatively consistent over the past three years.

Inventory quantities on hand are regularly compared against anticipated future usage, which is determined as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When historical usage is used, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At July 31, 2002, inventory reserves for excess and obsolete inventory (excluding Zetec) were $16.5 million, or 16% of gross first-in, first-out inventory cost. Over the past three years this percentage has ranged from approximately 10-15%.

Most sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a period of one year from the time of sale. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At July 31, 2002, the accrual for future warranty obligations (excluding Zetec) was $3.6 million. Warranty expense was less than 1% of net sales for each of the three years ended October 31, 2001.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During each of the three years ended October 31, 2001, less than 2% of total net sales were recognized using this method and approximately $2 million of additional revenue related to unfinished percentage-of-completion contracts had yet to be recognized at October 31, 2001. Contracts accounted for under this method are not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdiction future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions can retroactively disagree with Roper’s tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During Roper’s fiscal quarter ended July 31, 2002, we completed the preparation of Roper’s primary 2001 tax returns and were able to confirm benefits that arose from certain tax structuring activities initially begun in the fourth quarter of fiscal 2001. Roper’s effective income tax rate was therefore reduced to 31% from 34%. One of the key factors related to the reduced rate was Roper’s expected utilization of all available foreign income tax credits.

Roper adopted SFAS No. 142 effective November 1, 2001 – the beginning of its fiscal 2002. SFAS 142, issued in June 2001, requires the adoption of its provisions by the beginning of our fiscal 2003, but the timing of Roper’s fiscal year end also allowed it to elect to adopt SFAS 142 at the beginning of fiscal 2002. Roper elected to adopt this new standard at the earlier date due primarily to investor interest to see results reflecting adoption of this new standard.

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of Roper’s businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. The transitional business valuation reviews required by SFAS 142 indicated a reduction of the carrying value of goodwill for three business units in the analytical instrumentation and industrial controls segments, although determination of the actual adjustment is subject to additional analysis and review. This goodwill reduction will be reported as a change in accounting principle retroactive to the beginning of fiscal 2002. If any reduction of goodwill is indicated beyond these initial reviews, this impairment will be recorded immediately and reported as a component of current operations, and it is possible in this circumstance that an impairment of goodwill could result that would be material to Roper’s results. Roper’s acquisitions have generally included a large goodwill component and this is expected to continue with future acquisitions.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in fiscal 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of any impairment provision on current results. Note 10 to Roper’s condensed consolidated financial statements includes a reconciliation comparing earnings of pre-adoption periods to earnings of current periods for those periods presented. Goodwill amortization prior to the adoption of SFAS 142 was largest in the analytical instrumentation segment and the amount of goodwill currently recorded is also largest for this segment. We believe it inappropriate to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment.

At July 31, 2002, total assets included $446.2 million of goodwill (excluding Zetec). Goodwill was allocated $305.6 million to our analytical instrumentation segment, $66.2 million to our fluid handling segment and $74.4 million to our industrial controls segment (excluding Zetec). Total goodwill was allocated to 21 different business units with individual amounts ranging from less than $1 million to approximately $77 million. The median amount of goodwill allocated to each business unit was approximately $18 million.

Results of operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Gross profit:
Analytical Instrumentation	54.4%	55.6%	55.8%	55.6%
Fluid Handling	47.0	48.3	45.8	48.1
Industrial Controls	56.1	54.0	54.1	49.6

	53.5%	53.5%	53.6%	51.9%

Operating profit:
Analytical Instrumentation	14.8%	19.7%	18.5%	20.8%
Fluid Handling	21.2	22.7	19.8	24.1
Industrial Controls	26.7	23.0	23.0	20.6
Goodwill amortization	—	(2.9)	—	(2.8)
Restructuring charges	—	—	—	(0.6)
Unallocated corporate expenses	(1.7)	(1.7)	(2.0)	(1.7)

	18.1	16.9	18.1	16.4
Interest expense	(2.9)	(2.4)	(3.0)	(2.6)
Euro debt currency exchange loss	(2.7)	—	(0.8)	—
Other income	0.2	0.3	0.6	0.4

Earnings before income taxes	12.7	14.8	14.9	14.2
Income taxes	3.0	5.3	4.6	5.0

Net earnings	9.7%	9.5%	10.3%	9.2%

Three months ended July 31, 2002 compared to 2001

Net sales increased $16.7 million, or 12%, during the three months ended July 31, 2002 compared to the three months ended July 31, 2001. Most of this increase resulted from the contributions of companies acquired since July 31, 2001, particularly the Struers and Logitech businesses acquired in September 2001. On a pro forma basis, net sales decreased 3%. Most of this decrease resulted from reduced sales of digital imaging products ($35.7 million compared to $45.0 million, down 21%), especially at Roper’s Gatan and Redlake units. Excluding these two units and the effects of acquisitions, fiscal 2002 sales increased 3% compared to fiscal 2001 net sales. This increase was attributed to our fluid property analysis (up 18%) and control systems (up 13%) businesses, which primarily serve oil & gas markets.

Analytical instrumentation’s net sales were up 22% actual and down 9% pro forma. Whereas the increase in actual sales mostly reflected the acquisitions of several businesses, particularly Struers and Logitech, the decrease in pro forma sales reflected the weak digital imaging, telecommunications and semiconductor markets, which was only partially offset by stronger fluid property analysis sales. Fluid handling’s net sales (down 3% actual and pro forma) reflected the continued weak semiconductor market (down 39%). Industrial controls’ net sales (up 8% actual and pro forma) reflected increased control systems sales, especially to RAO Gazprom (up $4.7 million).

Roper’s overall gross profit percentage was relatively consistent for the three months ended July 31, 2002 compared to the three months ended July 31, 2001. No change in any individual business contributed to the overall gross profit percentage changing by at least 1%. The gross profit percentage for our analytical instrumentation segment decreased 1.2%. Although the Struers and Logitech businesses acquired in September 2001 had relatively high margins, this segment’s other businesses experienced decreased margins. The largest impact on the segment was digital imaging’s adverse volume leverage that decreased the gross profit percentage by 250 basis points. The gross profit percentage also declined in our fluid handling segment and was attributed primarily to the industrial pumps businesses. The gross profit percentage increased for our industrial controls segment, primarily due to increased volume with the controls systems businesses.

Selling, general and administrative (“SG&A”) expenses increased $4.3 million, or 9%, during the three months ended July 31, 2002 compared to the three months ended July 31, 2001. Most of the increase in SG&A costs was due to the incremental costs of approximately $8 million from the recently acquired businesses that was partially offset by goodwill amortization of $3.9 million in the 2001 period compared to none in fiscal 2002. SG&A costs for the digital imaging group of companies was similar between periods as the decreased spending in response to lower sales was offset by higher costs to develop new products of approximately $1.5 million at Redlake.

Interest expense increased $1.2 million, or 38%, for the three months ended July 31, 2002 compared to the three months ended July 31, 2001. Average borrowing levels were approximately 51% higher during the fiscal 2002 period compared to the prior year period and effective interest rates were approximately 10% lower during the three months ended July 31, 2002 compared to the three months ended July 31, 2001. Higher borrowing levels in fiscal 2002 were primarily from the 2001 acquisition of Struers and Logitech.

The euro debt foreign exchange loss arose from euro-denominated debt that was carried in the U.S. and the strengthening of the euro against the U.S. dollar during the three months ended July 31, 2002. This debt matured near July 31, 2002 and was replaced with U.S. dollar denominated debt.

Income taxes were 24% of pretax earnings for the three months ended July 31, 2002 compared to 36% for the three months ended July 31, 2001. During the quarter ended July 31, 2002, Roper completed an analysis of its consolidated effective income tax rate and determined the rate to be 31% compared to 34% that it had recorded during the first six months of fiscal 2002. The 24% rate reflected an adjustment of $1.5 million for the overaccrued amounts during the two previous quarters.

During the three months ended July 31, 2002, the functional currencies of Roper’s non-U.S. subsidiaries strengthened against the U.S. dollar and these currencies were also stronger against the U.S. dollar than they were during the three months ended July 31, 2001. This strengthening caused Roper’s non-U.S. subsidiaries to report stronger results compared to the prior year due to the exchange rate differences. Consolidated operating results benefited approximately 2-3% from the exchange rate differences. Additionally, the stronger non-U.S. currencies resulted in a gain of $13.8 million in Roper’s foreign exchange component of comprehensive earnings. Most of the currency translation adjustments during the three months ended July 31, 2002 were related to goodwill and therefore do not directly affect Roper’s expected future cash flows.

The following table summarizes net sales orders and sales order backlog information for the periods presented.

	Net sales orders Three months ended July 31,			Sales order backlog July 31,
	2002	2001		2002	2001
	Actual	Pro forma	Actual	Actual	Pro forma	Actual
	(in thousands)

Analytical Instrumentation	$76,580	$84,172	$62,432	$56,921	$76,515	$59,241
Fluid Handling	25,178	29,578	29,578	22,012	22,903	22,903
Industrial Controls	45,425	40,368	40,131	31,401	20,553	20,553

	$147,183	$154,118	$132,141	$110,334	$119,971	$102,697

Analytical instrumentation’s net sales orders activity for the three months ended July 31, 2002 compared to the comparable prior year quarter reflected the 2001 acquisitions, primarily Struers and Logitech, and weakness in several of this segment’s end markets, primarily those served by its digital imaging companies ($38.8 million in 2002 compared to $43.1 million in 2001, down 10%) and its materials analysis companies (down 19%, mostly due to weak semiconductor and telecommunications markets). Fluid handling’s net sales orders activity decreased 15% due to a reduction of 26% at its industrial pumps businesses. This segment’s semiconductor-related business experienced higher order activity compared to the prior year period, but still at a cyclically low level. Industrial controls’ net sales orders increased 13% due to a 23% increase in orders from its controls systems businesses. This increase was mostly from non-Gazprom customers for projects with relatively long lead times.

Analytical instrumentation’s actual sales order backlog at July 31, 2002 compared to July 31, 2001 benefited from the Struers and Logitech acquisition, but decreased on a pro forma basis as the backlog for these businesses was down 63% from that at July 31, 2001. Most of this decrease resulted from efforts to shorten delivery times, but the Logitech business also experienced expected weaker semiconductor and telecommunications markets. Digital imaging backlog was also down 19% ($41.9 million compared to $51.8 million). This decrease resulted from reduced delivery times and orders that we anticipate have been deferred by customers pending the release of a new generation of motion products by Redlake that we anticipate to begin shipping during the first half of fiscal 2003. The increase in sales order backlog for the industrial controls segment primarily reflected the increased sales orders.

Nine months ended July 31, 2002 compared to 2001

Net sales increased $35.6 million, or 8%, during the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. Most of this increase resulted from the contributions of companies acquired since the beginning of fiscal 2001, particularly the Struers and Logitech businesses acquired in September 2001. On a pro forma basis, Roper’s net sales decreased 6%. Most of this decrease resulted from reduced sales of digital imaging products ($116.5 million compared to $130.9 million, down 11%), especially into automotive markets, and significantly reduced sales into semiconductor markets. Partially offsetting these decreases were increased sales for our fluid property analysis (up 6%) and control systems (up 9%) businesses, which primarily serve oil & gas markets.

Analytical instrumentation’s net sales were up 29% actual and down 6% pro forma. Whereas the increase in actual net sales mostly reflected the acquisitions of several businesses, particularly Struers and Logitech, the decrease in pro forma net sales reflected the weak telecommunications and semiconductor markets coupled with lower sales of motion imaging products pending the upcoming introduction of new generation products. Excluding Gatan and Redlake, analytical instrumentation’s net sales in fiscal 2002 were flat with pro forma net sales for fiscal 2001. Fluid handling’s net sales were down 19% actual and pro forma and reflected the continued weak semiconductor market (mostly comparing the first six months of fiscal 2002 to 2001). Industrial controls’ net sales were flat actual and up 3% pro forma and reflected increased control systems sales, especially to Gazprom (up 35%).

Roper’s overall gross profit percentage increased to 53.6% for the nine months ended July 31, 2002 compared to 51.9% for the nine months ended July 31, 2001. The addition of the higher-margin Struers and Logitech businesses along with reduced lower-margin sales from the restructured Petrotech unit each contributed about 1% to the improved margins. The gross profit percentage for our analytical instrumentation segment increased 0.2%. Although the Struers and Logitech businesses had relatively high margins and would have added about 1% to the segment’s gross margin percentage, this increase was largely offset by lower margins at the segment’s digital imaging businesses. Digital imaging’s gross profit decreased to 52.7% of sales compared to 54.4% of sales during the nine months ended July 31, 2001. The gross profit percentage also declined in our fluid handling segment and was attributed primarily to adverse volume leverage at the industrial pumps businesses (44.9% in 2002 compared to 47.2% in 2001). The gross profit percentage increased for our industrial controls segment, primarily due to decreased lower-margin volume within the controls systems businesses at Petrotech.

SG&A expenses increased $12.3 million, or 8%, during the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. Most of the increase in SG&A costs was due to the incremental costs from the recently acquired businesses of approximately $27 million that was partially offset by $11.7 million of goodwill amortization and $2.6 million of restructuring charges in fiscal 2001 compared to no such charges in fiscal 2002. SG&A costs for the digital imaging group of companies was similar between periods as the decreased spending to be expected from lower sales was offset by higher costs to develop new products of approximately $2 million at Redlake.

Interest expense increased $2.7 million, or 25%, for the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. Average borrowing levels were approximately 46% higher during the fiscal 2002 period compared to the prior year period and effective interest rates were approximately 15% lower during the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. Higher borrowing levels in fiscal 2002 were primarily from the 2001 acquisition of Struers and Logitech.

The euro debt foreign exchange loss arose from euro-denominated debt that was carried in the U.S. and the strengthening of the euro against the U.S. dollar during the three months ended July 31, 2002. This debt matured near July 31, 2002 and was replaced with U.S. dollar denominated debt.

Income taxes were 31% of pretax earnings for the nine months ended July 31, 2002 compared to 35% for the nine months ended July 31, 2001. During the quarter ended July 31, 2002, Roper completed an analysis of its consolidated effective income tax rate and determined the current rate to be appropriate. One of the key factors related to the reduced rate was Roper’s expected utilization of all available foreign income tax credits.

Mostly during the three months ended July 31, 2002, the functional currencies of Roper’s non-U.S. subsidiaries strengthened against the U.S. dollar and these currencies were also stronger against the U.S. dollar than they were during the three months ended July 31, 2001. Consolidated operating results were immaterially affected by exchanges rate differences in 2002 compared to 2001. This strengthening also resulted in a gain of $13.5 million in Roper’s foreign exchange component of comprehensive earnings for the nine months ended July 31, 2002. Most of the currency translation adjustments were related to goodwill and therefore do not directly affect Roper’s expected future cash flows.

The following table summarizes net sales order information for the periods presented.

	Net sales orders Nine months ended July 31,
	2002	2001
	Actual	Pro forma	Actual
	(in thousands)

Analytical Instrumentation	$232,041	$261,008	$192,602
Fluid Handling	79,540	94,094	94,094
Industrial Controls	141,736	132,992	135,523

	$453,317	$488,094	$422,219

Analytical instrumentation’s net sales orders activity for the nine months ended July 31, 2002 compared to the comparable prior year period reflected the 2001 acquisitions, primarily Struers and Logitech, and weakness in several of this segments end markets, primarily those served by its digital imaging companies

($118.9 million in 2002 compared to $138.2 million in 2001, down 14%) and its materials analysis companies (down 16%, mostly due to weak semiconductor and telecommunications markets). Fluid handling’s net sales orders activity decreased 15% due to a reduction of 11% at its industrial pumps businesses and a reduction of 59% at its semiconductor business (although 2002 compared favorably to 2001 for the quarter ended July 31). Industrial controls’ net sales orders increased 7% due to a 15% increase in orders from its controls systems businesses. This increase was mostly from non-Gazprom customers during the three months ended July 31, 2002 for projects with relatively long lead times.

Financial Condition, Liquidity and Capital Resources

Total current assets exceeded total current liabilities by $125.8 million at July 31, 2002 compared to $129.2 million at October 31, 2001. Excluding cash and debt, working capital increased $9.7 million during the nine months ended July 31, 2002. Approximately $3.7 million of this increase was attributed to foreign currency exchange rate changes and the assets and liabilities of acquired businesses. Total debt was $354.1 million at July 31, 2002 (48% of total capital) compared to $326.8 million at October 31, 2001 (50% of total capital). The increase in debt during fiscal 2002 resulted mostly from Roper’s borrowings to finance the July 31, 2002 acquisition of Zetec. Roper’s financial leverage is generally expected to decrease over time, excluding the effects of any future acquisitions.

Roper’s principal $275 million credit facility with a group of banks provides most of Roper’s daily financing requirements, consisting of revolving loans and letters of credit. At July 31, 2002, utilization of this facility included $208.2 million borrowings and approximately $5.5 million of letters of credit, resulting in approximately $61.3 million available for additional borrowings. This available additional borrowing capacity combined with the cash flows expected to be generated from the normal operating activities of existing businesses is expected to be sufficient to fund any normal operating requirements and finance additional acquisitions. This facility matures May 2005. Roper also has a number of smaller facilities in various non-U.S. locations to support the businesses in these locations.

In August, Roper acquired QImaging for $12 million. This was funded through additional borrowings under Roper’s principal credit facility.

Outstanding indebtedness at July 31, 2002 also included $125 million of term notes. One tranche of these notes totaling $40 million matures in May 2007. The other tranche of notes totaling $85 million matures in May 2010. Neither tranche of notes requires sinking fund payments. Either tranche may be prepaid by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

Capital expenditures were $5.5 million during the first nine months of fiscal 2002. Total capital expenditures during fiscal 2002 are estimated to be less than $10 million. There were no significant noncancellable commitments for capital expenditures at July 31, 2002.

Subsequent to July 31, 2002, Roper’s board of directors declared a cash dividend $0.0825 per share payable in October 2002. Payment of any additional dividends requires further action by the board of directors and cannot be assured.

In May 2002, Roper filed a registration statement to register up to 5,750,000 shares of common stock for sale to the public. In July, Roper announced that plans to pursue this offering had been cancelled in response to then-current market conditions. Depending on market conditions and other factors, such as potential acquisitions and the financing required to execute such acquisitions, Roper could undertake future actions to obtain additional financing with equity or debt securities.

Net cash provided by operating activities was $51.0 million during the nine months ended July 31, 2002 compared to $71.6 million during the nine months ended July 31, 2001. Most of this decrease was attributed to approximately $20 million of shipments to Gazprom with extended payment terms that were generated in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. Cash used by investing activities was $76.7 million during the first nine months of fiscal 2002 compared to $29.3 million during the first nine months of fiscal 2001. Most of this increase resulted from the timing of various acquisition activities. Most of the fiscal 2002 activity was the acquisition of Zetec. Financing activities provided $24.3 million during the nine months ended July 31, 2002 and used $25.3 million during the nine months ended July 31, 2001. This difference was mostly due to the fiscal 2002 borrowings related to the acquisition of Zetec.

Roper maintains an active acquisition program, but any further acquisitions will depend on numerous factors and we cannot reasonably estimate if or when any such acquisitions will occur and what the impact will be on Roper’s activities, financial condition and results of operations. Completion of future acquisitions may increase Roper’s outstanding debt and financial leverage from that at July 31, 2002.

We anticipate that recently acquired companies as well as other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which Roper historically has experienced. However, the rate at which debt can be reduced (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of existing companies and cannot be predicted with certainty.

Recently Released Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS 143—“Accounting for Asset Retirement Obligations” that Roper is required to adopt by November 1, 2002. Roper does not have, nor do we expect it to have, any material asset retirement obligations subject to this new standard.

The FASB issued SFAS 144—“Accounting for the Impairment or Disposal of Long-Lived Assets” that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. We do not expect the adoption of this standard to result in a material impairment charge.

The FASB issued SFAS 145 that rescinded, amended or made technical corrections to several previously issued statements. None of these changes are expected to significantly affect Roper’s accounting or financial reporting practices.

The FASB issued SFAS 146—“Accounting for Costs Associated with Exit or Disposal Activities” that Roper is required to adopt for applicable transactions after December 31, 2002. This standard modifies the timing of when certain costs are reported.

Outlook

The conditions in the semiconductor and telecommunications industry are currently poor and we expect semiconductor-related sales to be lower in fiscal 2002 than they were in 2001. We do not currently expect either of these industries to show any significant signs of improvement before the end of fiscal 2002. The after-effects from the September 2001 terrorist attacks in the United States and the high-profile U.S. bankruptcies of Enron and WorldCom (and related corporate governance issues) still cast a significant cloud of uncertainty over the near-term health of the economy and capital markets in the United States and elsewhere. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

There recently has been a significant increase in certain states in asbestos-related litigation claims alleging personal injuries due to prolonged exposure to asbestos, including asbestos included in manufactured products. Roper or its subsidiaries have been named as defendants in some such cases. None of these cases is very far advanced against Roper, and no significant resources have been required by Roper in response to these cases. Roper is coordinating its insurance coverage from prior years available for these claims. Roper believes it has valid defenses to such claims and intends to defend them vigorously.

Forward-Looking Information

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures and contemplated acquisitions.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of Roper’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation and competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement.

Many of these risks and uncertainties are beyond Roper’s ability to control or predict. Such risks and uncertainties include, but are not limited to, the following: the level and timing of future business with Gazprom and other Eastern European customers, unfavorable changes in foreign exchange rates, difficulties associated with exports, risks associated with our international operations, difficulty completing suitable acquisitions and successfully integrating acquired businesses, increased product liability and insurance risks and costs, increased warranty exposure, future competition, changes in the supply of, or price for, raw materials, parts and components, environmental compliance costs and liabilities, potential write-offs of substantial intangible assets, and other risk factors discussed in Roper’s other filings with the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Roper is exposed to interest rate risks on its outstanding variable-rate borrowings and the effects of changing interest rates on the fair value of its fixed-rate borrowings. Roper is exposed to foreign exchange risks pertaining to its business denominated in currencies other than the U.S. dollar. Roper is also exposed to equity market risks pertaining to the traded price of its common stock. We believe that Roper’s results of operations are not significantly affected by moderate changes in the inflation rate.

Roper’s outstanding variable-rate borrowings were approximately $229 million at July 31, 2002. Based on this level of debt, an increase or decrease in short-term interest rates of 10 basis points would increase or decrease annualized interest expense by approximately $229,000. At July 31, 2002, interest rates were lower than the fixed interest rates on Roper’s $125 million of long-term borrowings. This resulted in our estimate of the fair value of these borrowings exceeding the face amount of the borrowings. We estimated the fair value of these fixed-rate borrowings to be approximately $136.1 million using discounted cash flows. An increase or decrease in interest rates by 10 basis points would decrease or increase this fair value amount by approximately $700,000.

Roper and its subsidiary companies generally do not enter into significant transactions denominated in currencies other than the U.S. dollar or their functional currency. The euro debt foreign exchange loss discussed in Item 2 of this report was a relatively isolated event. Non-U.S. dollar balances and transactions at July 31, 2002 and for the nine months then ended were principally denominated in euros, British pounds, Danish krone or Japanese yen. For the nine months ended July 31, 2002, approximately 30% of Roper’s net sales and income from operations were denominated in non-U.S. currencies. Roper’s nine-month results have generally not been affected by exchange rate differences between fiscal 2002 and fiscal 2001. Roper’s third quarter of fiscal 2002 did benefit slightly (less than 3%) by exchange rate differences compared to exchange rates during the third quarter of fiscal 2001. We expect that these currencies will remain relatively stable. Therefore, we do not expect foreign exchange risks to have a material effect on Roper’s future financial results. Roper’s sales order backlog at July 31, 2002 includes a large order with a long lead time from a customer in Kuwait. This order is denominated in Kuwait’s currency, and Roper has not taken any steps thus far to hedge the foreign exchange risk related to this order.

Equity markets are influenced by many factors and changes in Roper’s common stock price may be influenced by factors other than its historical earnings and by factors not within Roper’s control. The volatility of Roper’s common stock prices preceding an option grant is directly related to the valuation of that grant for purposes of determining pro forma earnings disclosures. Roper’s stock prices following an option grant directly influence the dilutive effect of these options for earnings per share calculations. We believe the sensitivity of these issues to a change in Roper’s stock price is not readily determinable, but a change in its stock price by $1.00 per share is not believed to have a material effect on Roper’s financial statements or disclosures.

Item 4.    Controls and Procedures

Not applicable.

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

(b)4.02	Credit agreement dated as of May 18, 2000

(b)4.03	Note Purchase Agreement dated as of May 18, 2000

b.    Reports on Form 8-K

(i)	Report on Form 8-K dated as of May 14, 2002 and filed May 17, 2002 under Item 4 whereby Roper reported the change in its certifying accountant to PricewaterhouseCoopers LLP from Arthur Andersen LLP.

(ii)	Report on Form 8-K/A amending the May 14, 2002 filing and filed June 3, 2002 whereby Roper reported Arthur Andersen’s letter in response to Roper’s change in its certifying accountant.

(a)	Incorporated herein by reference to Exhibits 3.1 and 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998.
(b)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

S ignatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN D. JELLISON Brian D. Jellison	President and Chief Executive Officer	September 11, 2002

/S/ MARTIN S. HEADLEY Martin S. Headley	Vice President and Chief Financial Officer	September 11, 2002

Certifications

I, Brian D. Jellison, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Roper Industries, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002	/s/ Brian D. Jellison Brian D. Jellison President and Chief Executive Officer

I, Martin S. Headley, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Roper Industries, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002	/s/ Martin S. Headley Martin S. Headley Vice President and Chief Financial Officer

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit
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