Form 10-K
period 2002-10-31
ROPER INDUSTRIES INC /DE/
filed 2003-01-15
CIK 882835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

 (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________

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

                                ----------------

                       2160 Satellite Boulevard, Suite 200
                              Duluth, Georgia 30097
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 495-5100

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
          Title of Each Class                       On Which Registered
          -------------------                       -------------------
   Common Stock, $0.01 Par Value                    New York Stock Exchange
   Preferred Stock Purchase Rights with respect
   to Common Stock, $0.01 Par Value                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of December 31, 2002: $1,148,012,000.

Number of shares of Registrant's Common Stock outstanding as of December 31, 2002: 31,366,442.

                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on March 21, 2003, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Roper Industries, Inc. ("Roper," "we" or "us") designs, manufactures and distributes specialty industrial controls, fluid handling and analytical instrumentation products worldwide, serving selected segments of a broad range of markets. The principal markets include oil and gas, scientific and industrial research, medical, semiconductor, refrigeration, automotive, water / wastewater, power generation and general industrial.

Roper pursues consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses, and by acquiring other carefully selected businesses, that offer to our customers high value-added, engineered industrial products and solutions and that are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs and
(iv) acquisition of similar new businesses. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (i) Year Ended October 31, 2002 Compared to Year Ended October 31, 2001 and (ii) - - Year Ended October 31, 2001 Compared to Year Ended October 31, 2000."

Market Share, Market Expansion and Product Development. We compete in many narrowly defined niche markets. Our position in these markets is typically as the market leader or as a competitive alternate to the market leader. In those markets where we are a regional leader we seek to sustain growth through geographic expansion of our marketing efforts and the development of new products for associated markets.

We continued our growth in fiscal 2002 principally through the full-year contributions from businesses acquired during fiscal 2001, in particular Struers and Logitech, and the partial year contributions from businesses acquired during fiscal 2002, principally Zetec. Other businesses acquired during fiscal 2002 were Duncan Technologies, Qualitek, QImaging, and Definitive Imaging. Our fiscal 2002 acquisitions were purchased for cash and financed through borrowings under existing credit agreements. Total acquisition costs during fiscal 2002 were $82.8 million.

The outstanding debt under our primary credit agreement was $186.4 million at October 31, 2002. Total outstanding debt at that date was $332.1 million, or 47% of total capital (calculated as the sum of total debt and stockholders' equity), or 2.6 x fiscal 2002's (EBITDA calculated as earnings before change in accounting principle, interest, taxes, depreciation and amortization) unadjusted for acquisitions. We believe we are well positioned to further expand our businesses.

International Sales. Sales outside the United States continue to play an important part in our business. International sales include sales of products exported from the United States as well as products manufactured and sold abroad. In fiscal 2002, 2001 and 2000, our net sales outside the

U.S. were 58%, 52% and 51%, respectively, of total net sales. Information regarding international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K ("Annual Report").

Research and Development. We conduct applied research and development to improve the quality and performance of our products, to develop new products and to enter new markets. Our research and development often includes extensive field testing of our products. We expensed $29.9 million (4.8% of net sales), $26.3 million (4.5% of net sales), and $22.6 million (4.5% of net sales) in the years ended October 31, 2002, 2001 and 2000, respectively, on research and development activities.

ANALYTICAL INSTRUMENTATION

Our analytical instrumentation segment offers high performance digital imaging products and software, equipment and consumables for materials analysis, fluid properties testing equipment, and industrial leak testing equipment. These products and solutions are provided through nine U.S.-based, six European-based and one Canadian-based operating units. Selected financial information for the analytical instrumentation segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Digital Imaging Products and Software. We manufacture and sell extremely sensitive, high-performance charge-coupled device cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We also manufacture and sell spectrometers, monochrometers and optical components and coatings for various high-end applications. These products are principally sold for use within academic, government research, semiconductor, automotive, ballistic and biological and material science end-user markets. They are frequently incorporated into original equipment manufacturer ("OEM") products.

Materials Analysis Equipment and Consumables We manufacture and sell semiconductor equipment and supplies various types of equipment necessary to extract and shape certain materials for production and to prepare materials samples for testing and analysis. This equipment includes specimen handling products for use with electron and other microscopes that are incorporated into OEM equipment and are also sold as a retrofit for microscopes currently in use. Consumable supplies are also sold to assist customers with the preparation of high quality samples. These products are mostly used within the academic, government research, electronics, biological and material science end-user markets.

Fluid Properties Testing Equipment. We manufacture and sell automated and manual test equipment to determine certain physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation, of liquids and gasses for the petroleum and other industries.

Industrial Leak Testing Equipment. We manufacture and sell products and systems to determine any leaks and confirm the integrity of assemblies and sub-assemblies in the automotive, medical and consumer products industries.

The following table sets forth information regarding each class of products within the analytical instrumentation segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

                                                     Year ended October 31,
                                                --------------------------------
                                                  2002       2001          2000
                                                --------   --------     --------

      Digital imaging products and software $114,162 $123,055 $118,316 Materials analysis equipment
        and consumables                          118,819     61,970       33,829
      Fluid properties testing equipment          68,180     63,022       51,499

The following chart shows the breakdown of the analytical instrumentation segment's sales by end market for fiscal 2002:

   [THE FOLLOWING TABLE WAS DEPICTED AS A PIE CHART IN THE PRINTED MATERIAL.]

                   General Industrial      13%
                   Semiconductor            5%
                   Research                32%
                   Automotive              10%
                   Oil & Gas               18%
                   Medical                  3%
                   Electronics              4%
                   Other                   15%

Backlog. Our analytical instrumentation companies have lead times of up to several months on many of their product sales, although standard products are often shipped within four weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $57.9 million at October 31, 2002 compared to $62.6 million at October 31, 2001. The decrease was attributed to successful efforts to reduce delivery times at Struers and Logitech along with weaker markets conditions, particularly in the automotive, electronics and semiconductor end markets.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturers' representatives, agents, distributors and direct sales offices in both the U.S. and various other countries.

Customers. Each of the operating units in the analytical instrumentation segment sells to a variety of customers worldwide, with certain major OEMs in the automotive, medical diagnostics and microscopy industries having operations globally. Some of the operating units have sales to one or a few customers that represent a significant portion of their respective sales and we expect the relative importance of such a concentrated customer base for these operating units to continue. However, none of this segment's customers accounted for as much as 10% of its net sales during fiscal 2002.

INDUSTRIAL CONTROLS

Our industrial controls segment produces control systems, industrial valves and controls and machinery vibration and other non-destructive inspection and measurement instrumentation. These products and solutions are provided through seven U.S.-based and one European-based operating units. Selected financial information for the industrial controls segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Control Systems. We manufacture control systems and panels, and provides related engineering and commissioning services, for applications involving compressors, turbines, and engines in the oil and gas, pipeline, power generation and marine engine markets.

Industrial Valves and Controls. We manufacture a variety of valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, refrigeration, marine engine and general industrial markets. Most of these products are designed for use in hazardous environments.

Non-destructive Inspection and Measurement Instrumentation. We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and machinery vibration sensors, switches and transmitters. These solutions are applied in power generation, aerospace and broader industrial markets. Many of these products are designed for use in hazardous environments.

The following table sets forth information regarding each class of products within the industrial controls segment that accounted for at least 10% of our total net sales in any of the periods presented below were as follows (in thousands):

                                                    Year ended October 31,
                                               ---------------------------------
                                                 2002         2001        2000
                                               --------     --------     -------

Control systems                                $112,139     $109,325     $91,409
Industrial valves and controls                   61,364       63,235      27,996

The following chart shows the breakdown of sales by end market for the industrial controls segment during fiscal 2002:

   [THE FOLLOWING TABLE WAS DEPICTED AS A PIE CHART IN THE PRINTED MATERIAL.]

                   Refrigeration           15%
                   General Industrial       6%
                   Oil & Gas - Other       25%
                   Other                    5%
                   Oil & Gas - Pipeline    35%
                   Power Generation        11%
                   Marine                   3%

Backlog. The majority of this segment's business consists of larger engineered oil and gas development and transmission projects with lead times of three to nine months. As such, backlog typically fluctuates significantly dependent upon the timing of large project awards. Standard products generally ship within two weeks of receipt of order, while shipment of orders for specialty products varies according to the complexity of the product and availability of the required components. Our companies in this segment enters into blanket purchase orders for the manufacture of products for certain OEMs and end-users over periods of time specified by these customers. This segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $35.4 million at October 31, 2002 compared to $31.2 million at October 31, 2001.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers' representatives and industrial machinery distributors.

Customers. Each of the industrial controls segment's business units sells to a variety of customers worldwide. RAO Gazprom, a Russian enterprise that is the world's largest gas provider continued to be the biggest single customer in this segment for fiscal 2002, accounting for approximately 28% of its sales, compared to 25% in fiscal 2001. Gazprom has indicated its interest to continue purchases of control systems through 2007. However, we expect sales to Gazprom in fiscal 2003 to be reduced in amount and as a percentage of this segment's sales compared to fiscal 2002 levels. The continuation of this business with Gazprom is subject to numerous risks, many of which are beyond our control, including, but not limited to, increased competition, availability of acceptable financing and customer delays in commissioning and start-up of installations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Forward Looking Information".

FLUID HANDLING

Our fluid handling segment produces industrial pumps, semiconductor production equipment and flow measurement and metering equipment. These products and solutions are provided through five U.S.-based and one European-based operating units. Selected financial information for the fluid handling segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Industrial Pumps. We design, manufacture and distribute a wide variety of pumps. These pumps vary significantly in complexity and in pumping method employed, which allows for the movement and application of a diverse range of liquids and solids including low and viscosity liquids, high solids content slurries and chemicals. Our pumps are used in large and diverse set of end markets such as oil and gas, agricultural, water/wastewater, medical, chemical and general industrial.

Semiconductor Production Equipment. We manufacture microprocessor-based integrated dispense systems that are used principally in the semiconductor industry to dispense chemicals in a precise and repeatable fashion during the wafer fabrication process. These highly reliable dispense units either incorporate no mechanical displacement, utilizing the application of electronically regulated pressure, or utilize positive displacement technology. Cabinet based systems manage the distribution of bulk chemicals used in wafer fabrication to equipment such as the dispense systems mentioned above.

Flow Measurement and Metering Equipment. We manufacture turbine and positive displacement flow meters, emissions measurement equipment and flow meter calibration products for aerospace, automotive, power generation and other industrial applications.

The following table sets forth information regarding each class of products within the fluid handling segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

                                                      Year ended October 31,
                                                 -------------------------------
                                                   2002        2001        2000
                                                 -------     -------     -------

     Industrial pumps                            $83,484     $90,315     $78,895

The following chart shows the breakdown of the fluid handling segment's sales by end market during fiscal 2002:

   [THE FOLLOWING TABLE WAS DEPICTED AS A PIE CHART IN THE PRINTED MATERIAL.]

                   Semiconductor                7%
                   Medical                      7%
                   Power Generation             7%
                   Oil & Gas                    6%
                   Food Processing              5%
                   Agriculture                  7%
                   Aerospace                    4%
                   Transportation               5%
                   Water and Wastewater        15%
                   General Industrial          25%
                   Other                       12%

Backlog. The fluid handling operating units' sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within six-to-twelve weeks following receipt of order, although larger project orders and blanket purchase orders for certain OEMs may extend for longer periods. This segment's backlog of firm unfilled orders, including blanket purchase orders, totaled $19.8 million at October 31, 2002 compared to $21.7 million at October 31, 2001. The decrease was attributed primarily to significantly reduced demand for semiconductor equipment products as that market continued to be depressed throughout fiscal 2002.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers' representatives and stocking and non-stocking distributors.

Customers. Some of the fluid handling segment's operating unit's have sales to one or a few customers that represent a significant portion of that operating unit's sales and the relative importance of such a concentrated customer base for these operating unit's is expected to continue. However, no customer was responsible for as much as 10% of this segment's net sales during fiscal 2002.

MATERIALS AND SUPPLIERS

We believe that most materials and supplies used by us are readily available from numerous sources and suppliers throughout the world which are adequate for our needs. Some high-performance components for digital imaging products can be in short supply and/or suppliers have occasional difficulty manufacturing such components to our specifications. We regularly investigate and identify alternative sources where possible and we believe that these conditions equally affect our competitors and, thus far, it has not had a significant adverse effect on sales although delays in shipments have occurred following such supply interruptions.

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATION

Roper's operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. These laws and regulations can result in the imposition of substantial fines and sanctions for violations and could require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. It is our policy to comply with all applicable regulatory requirements.

We use and generate hazardous substances and waste in our operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. We have experienced, and expects to continue to experience, operating costs to comply with environmental laws and regulations. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities.

COMPETITION

Generally, the products and solutions we offer our business segments face significant competition, usually from a limited number of competitors. Although we believe that we are a leader in most of our markets, no single company is a leading competitor with us over a significant number of product lines. Competitors might be large or small in size, often depending on the life cycle and maturity of the technology employed. We compete primarily on product quality, performance, innovation, price, applications expertise and customer service capabilities.

PATENTS AND TRADEMARKS

We own the rights under a number of patents and trademarks relating to certain of our products and businesses. While it believes that none of our operating unit's are substantially dependent on any single, or group, of patents, trademarks or other items of intellectual property rights, the product development and market activities of Compressor Controls, Gatan, Integrated Designs, Redlake MASD and Roper Scientific, in particular, have been planned and conducted in conjunction with important and continuing patent strategies. Compressor Controls has been granted a series of U.S. and associated foreign patents and a significant portion of its fiscal 2002 sales was of equipment that incorporated innovations that are the subject of several such patents that will not begin to expire until 2004. Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its integrated dispense systems that accounted for the majority of its fiscal 2002 sales. The U.S. patent will expire in 2011.

EMPLOYEES

As of October 31, 2002, we had approximately 3,100 total employees, of whom approximately 2,100 were located in the United States.

OTHER INFORMATION

Roper was incorporated in Delaware in 1981.

ITEM 2. PROPERTIES

In early January 2003, we relocated our corporate office to the Atlanta area where we lease approximately 13,800 square feet of office space. We have established sales and service locations around the world to support our operations. The following table sets forth our principal properties.

                                                     Square footage
                                                 ---------------------
       Location                    Property         Owned      Leased         Industry segment
---------------------            ------------    ---------    --------     --------------------------
Phoenix, AZ                      Office / Mfg           --      45,900     Fluid Handling
Tucson, AZ                       Office / Mfg           --      37,300     Analytical Instrumentation
Burnaby, B.C., Canada            Office / Mfg           --       8,200     Analytical Instrumentation
Pleasanton, CA                   Office                 --      19,400     Analytical Instrumentation
Richmond, CA                     Office / Mfg       67,400          --     Industrial Controls
San Diego, CA                    Office / Mfg           --      43,000     Analytical Instrumentation
Rodovre, Denmark                 Office / Mfg           --     114,000     Analytical Instrumentation
Verson, France                   Office / Mfg           --      22,500     Industrial Controls
Commerce, GA                     Office / Mfg      203,800          --     Fluid Handling
Buchen, Germany                  Office / Mfg      191,500          --     Fluid Handling
Lauda, Germany                   Office / Mfg       37,900          --     Analytical Instrumentation
Des Moines, IA                   Office / Mfg           --      88,000     Industrial Controls
Belle Chasse, LA                 Office / Mfg           --      33,200     Industrial Controls
Burr Ridge, IL                   Office / Mfg       55,000          --     Industrial Controls
Acton, MA                        Office / Mfg           --      32,700     Analytical Instrumentation
Silver Spring, MD                Office                 --      11,800     Analytical Instrumentation
Trenton, NJ                      Office / Mfg       40,000          --     Analytical Instrumentation
Syosset, NY                      Office / Mfg           --      27,500     Fluid Handling
Portland, OR                     Office / Mfg           --     128,000     Fluid Handling
Warrendale, PA                   Mfg                    --      76,300     Analytical Instrumentation
Carrollton, TX                   Office / Mfg           --      22,000     Fluid Handling
Houston, TX                      Office / Mfg       16,200          --     Industrial Controls
Houston, TX                      Office / Mfg           --      35,000     Analytical Instrumentation
Houston, TX                      Office / Mfg           --      27,500     Analytical Instrumentation
McKinney, TX                     Office / Mfg           --      25,000     Industrial Controls
Bury St. Edmunds, U.K.           Office / Mfg       90,000          --     Industrial Controls
Cambridge, U.K.                  Office / Mfg           --      14,000     Analytical Instrumentation
Glasgow, U.K.                    Office / Mfg       27,700          --     Analytical Instrumentation
Oxford, U.K.                     Office / Mfg                    5,500     Analytical Instrumentation
Issaquah, WA                     Office / Mfg           --      86,400     Industrial Controls

We consider each of the above facilities to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated operating requirements.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in various lawsuits involving product liability, employment practices and other matters, none of which we believe would have a material adverse effect on our consolidated financial position or results of operations. The majority of such claims are subject to insurance coverage. Since 2001, we and/or one of our subsidiaries have been named as defendants, along with many other companies, in asbestos-related personal injury or wrongful death actions. The allegations in these actions are vague, general and speculative, and the actions are in their early stages. Given the state of these claims it is not possible to determine the potential liability, in any.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of our security-holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Roper's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends paid during each of our fiscal 2002 and 2001 quarters.

                                                           Cash Dividends
                                  High           Low            Paid
                                -------       -------      --------------

       2002    4th Quarter      $ 39.14       $ 27.25        $  0.0825
               3rd Quarter        46.90         29.00           0.0825
               2nd Quarter        51.90         41.04           0.0825
               1st Quarter        52.91         35.90           0.0825

       2001    4th Quarter      $ 45.00       $ 31.00        $  0.0750
               3rd Quarter        45.80         34.99           0.0750
               2nd Quarter        43.00         33.65           0.0750
               1st Quarter        38.50         29.94           0.0750

Based on information available to us and our transfer agent, we believe that as of December 31, 2002 there were 203 record holders of our common stock.

Dividends. Roper has declared a cash dividend in each fiscal quarter since our February 1992 initial public offering and we have also annually increased our dividend rate since our initial public offering. In November 2002, our board of directors increased the quarterly dividend to be paid in the first quarter of fiscal 2003 to $0.0875 per share, an increase of 6% from the prior rate. However, the timing, declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our board of directors. Therefore, there can be no assurance as to the amount, if any, of cash dividends that will be declared in the future.

Recent Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL INFORMATION

The consolidated selected financial data presented below have been derived from Roper's audited consolidated financial statements and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with Roper's Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. The Consolidated Financial Statements for fiscal years 1999 and 2000 were audited by Arthur Andersen LLP (Andersen), a firm that has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of October 31, 2000 and 1999, and for the years then ended is included elsewhere in this Report. Such report has not been reissued by Andersen.

                                                                           Year ended October 31,
                                                       ------------------------------------------------------------
                                                        2002(1)      2001(2)      2000(3)      1999(4)      1998(5)
                                                       --------     --------     --------     --------     --------
                                                                    (in thousands, except per share data)
Operations data:
   Net sales                                           $627,030     $586,506     $503,813     $407,256     $389,170
   Gross profit                                         336,319      308,970      258,824      210,503      190,953
   Income from operations                               114,829       98,428       88,196       77,955       66,092
   Earnings before change in accounting principle        66,023       55,839       49,278       47,346       39,316

Per share data:
   Earnings before change in accounting principle:
     Basic                                             $   2.12     $   1.82     $   1.62     $   1.56     $   1.27
     Diluted                                               2.08         1.77         1.58         1.53         1.24
   Dividends                                               0.33         0.30         0.28         0.26         0.24

Balance sheet data:
   Working capital                                     $117,385     $128,812     $129,463     $ 89,576     $ 82,274
   Total assets                                         828,973      762,122      596,902      420,163      381,533
   Long-term debt, less current portion                 311,590      323,830      234,603      109,659      120,307
   Stockholders' equity                                 376,012      323,506      270,191      231,968      197,033

(1) Includes results of Zetec from August 2002 and several smaller businesses acquired during fiscal 2002.

(2) Includes results of Struers and Logitech from September 2001 and several smaller businesses acquired during fiscal 2001.

(3) Includes results of Redlake MASD from November 1999, Abel Pump from May 2000, Antek Instruments from August 2000, Hansen Technologies from September 2000 and several smaller businesses acquired during fiscal 2000.

(4)   Includes results of Petroleum Analyzer companies acquired in June 1999.

(5) Includes results of Photometrics from April 1998 and several smaller businesses acquired during fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with "Selection Financial Information" and our consolidated financial statements and related notes included elsewhere in this Annual Report. Within this Annual Report, we have provided pro forma sales and sales orders information. This pro forma information is not presented in accordance with generally accepted accounting principles and does not conform to the pro forma information presented in our consolidated financial statements. We present this pro forma information because management believes that the information illustrates the impact of acquisitions on our performance.

For the purposes of calculating pro forma net sales, net sales orders and sales order backlog information, we have added sales and sales order information of each company that Roper has acquired during one of the two periods being compared to the appropriate period, so that the acquired company's results are included for the same number of months for both periods. Further, pro forma net sales, net sales orders and sales order backlog information exclude amounts attributable to discontinued or divested operations for the period presented.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended October 31, 2002 included elsewhere in this Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets, recognizing revenues and issuing stock options to employees. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our financial statements, except for the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets" as discussed below.

The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures.

The development of accounting estimates is the responsibility of our management. Our management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee has reviewed all financial disclosures in our annual filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition (percent of completion), income taxes and goodwill analysis. These issues, except for income taxes, which are not allocated to our business segments, affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At October 31, 2002, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.8 million, or 3% of total gross accounts receivable excluding securitized Gazprom receivables from a vendor financing program. This percentage is influenced by the risk profile of the underlying receivables. During 2002, that profile improved with the acquisition of Zetec and other improvements in collections from core businesses, and the allowance was reduced as a percent of net sales by 50 basis points.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At October 31, 2002, inventory reserves for excess and obsolete inventory were $20.2 million, or 18% of gross first-in, first-out inventory cost. This percentage has increased by 390 basis points over the year as the relative age of inventory increased during the cyclical downturn.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At October 31, 2002, the accrual for future warranty obligations was $3.7 million or 0.5% of proforma sales. Our expense for warranty obligations was less than 1% of net sales for each of the three years ended October 31, 2002.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During fiscal 2002, 2001 and 2000, we recognized revenue of approximately $1.9 million, $7.9 million and $5.6 million, respectively using this method. In addition, approximately $8.3 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized at October 31, 2002. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During fiscal 2002, our effective income tax rate was reduced to 31% from 34%. Two of the key factors related to the reduced rate were our expected utilization of all available foreign income tax credits and the accounting change related to goodwill amortization that was expensed for book purposes prior to the adoption of SFAS 142 but not deductible for income tax purposes.

We adopted SFAS No. 142 effective November 1, 2001 - the beginning of our fiscal 2002. SFAS 142, issued in June 2001, requires the adoption of its provisions by the beginning of our fiscal 2003, but the timing of our fiscal year end also allowed it to elect to adopt SFAS 142 at the beginning of fiscal 2002. Based primarily on investor interest to see results reflecting adoption of SFAS 142, we elected to adopt this new standard at the earlier date.

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. The transitional business valuation reviews required by SFAS 142 indicated a reduction of the carrying value of goodwill for three business units in the analytical instrumentation and industrial controls segments. This goodwill reduction has been reported as a change in accounting principle retroactive to the beginning of fiscal 2002 and resulted in a transitional charge to earnings of approximately $26 million. After the adoption of SFAS 142, goodwill is required to be evaluated annually. If this annual review indicates further impairment of goodwill balances, that entire impairment will be recorded immediately and reported as a component of current operations. Our acquisitions have generally included a large goodwill component and we expect to continue with future acquisitions.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in fiscal 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of any impairment provision on current results. Note 5 to our consolidated financial statements includes a reconciliation comparing earnings of pre-adoption periods to earnings of current periods for those periods presented. Goodwill amortization prior to the adoption of SFAS 142 was largest in the analytical instrumentation segment and the amount of goodwill currently recorded is also largest for this segment. We believe it inappropriate to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment.

At October 31, 2002, Roper's total assets included $460.2 million of goodwill. Goodwill was allocated $288.4 million to our analytical instrumentation segment, $66.0 million to our fluid handling segment and $105.8 million to our industrial controls segment. Total goodwill was allocated to 23 different business units with individual amounts ranging from less than $1 million to approximately $78 million.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales.

                                                                              Year ended October 31,
                                                                    --------------------------------------------
                                                                       2002             2001             2000
                                                                    ----------       ----------       ----------
Net sales
   Analytical Instrumentation(1)                                    $  318,839       $  264,369       $  223,164
   Fluid Handling(2)                                                   105,441          125,399          121,387
   Industrial Controls(3)                                              202,750          196,738          159,262
                                                                    ----------       ----------       ----------
     Total                                                          $  627,030       $  586,506       $  503,813
                                                                    ==========       ==========       ==========

Gross profit:
   Analytical Instrumentation                                             56.1%            55.9%            54.4%
   Fluid Handling                                                         46.2             48.4             48.5
   Industrial Controls                                                    53.7             51.1             49.3
                                                                    ----------       ----------       ----------
     Total                                                                53.6             52.7             51.4
Operating profit:
   Analytical Instrumentation                                             18.2%            19.7%            19.9%
   Fluid Handling                                                         20.4             23.9             26.2
   Industrial Controls                                                    24.0             22.6             19.5
                                                                    ----------       ----------       ----------
     Total                                                                20.5             21.5             21.3
Operating profit                                                          20.5%            21.5%            21.3%
   Goodwill amortization                                                    --             (2.7)            (2.5)
   Corporate administrative expenses                                      (2.2)            (1.6)            (1.3)
   Restructuring charges(4)                                                 --             (0.4)              --
                                                                    ----------       ----------       ----------
Income from operations                                                    18.3             16.8             17.5
   Interest expense                                                       (3.0)            (2.7)            (2.7)
   Euro debt currency exchange loss                                       (0.7)              --               --
   Other income                                                            0.6              0.6              0.3
                                                                    ----------       ----------       ----------
Earnings before income taxes and change in accounting principle           15.2             14.7             15.1
   Income taxes                                                           (4.7)            (5.2)            (5.3)
   Goodwill adjustment effective November 1, 2001, net of taxes           (4.1)              --               --
                                                                    ----------       ----------       ----------
Net earnings                                                               6.4%             9.5%             9.8%
                                                                    ==========       ==========       ==========

(1) Includes results of Antek Instruments from August 2000, Struers and Logitech from September 2001 and several smaller businesses acquired during the years presented.

(2) Includes results of Abel Pump from May 2000 and several smaller businesses acquired during the years presented.

(3) Includes results of Hansen Technologies from September 2000, Zetec from August 2002 and several smaller businesses acquired during the years presented.

(4) Restructuring charges were $2,230,000, $279,000 and $50,000 in industrial controls, fluid handling and analytical instrumentation, respectively.

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Net sales for fiscal 2002 were $627.0 million, a 7% increase compared to fiscal 2001, and a 7% decrease on a pro-forma basis compared to fiscal 2001. The 7% increase over prior year is attributable to the inclusion of full year sales from Struers and Logitech, which were acquired in the fourth quarter of fiscal 2001 as well as sales from the acquisition of Zetec in the fourth quarter of fiscal 2002. These sales increases were offset by exiting certain Petrotech businesses and sales declines in other businesses due to widespread weak economic conditions. The 7% decrease compared to pro forma net sales is primarily attributable to exiting of certain Petrotech businesses, continued declines in the semiconductor market and the downturn in oil and gas exploration and certain industrial markets. The impact of these difficult market conditions was somewhat mitigated by a 15% increase in sales to Gazprom and an 8% increase in sales in our fluid properties testing businesses as their products help customers respond to stricter environmental controls regarding sulfur content in petroleum products.

In our Analytical Instrumentation segment, actual net sales increased 21% and pro-forma net sales decreased 7%. The increase in actual net sales resulted principally from the contribution of acquisitions and increased sales in our fluid properties testing businesses. This was offset by lower sales into semiconductor markets and lower motion product sales by Redlake due to the pending release of a new generation of products that we anticipate to begin shipping during the first half of fiscal 2003.

In our Fluid Handling segment, net sales declined 16% compared to fiscal 2001 primarily from the downturn in the semiconductor capital equipment market and weakness in industrial and oil & gas exploration markets.

In our Industrial Controls segment, actual net sales increased 3% and pro-forma net sales were roughly flat with fiscal 2001. Actual net sales increased primarily as a result of the acquisition of Zetec and gains from certain oil & gas control system applications, particularly those sold to Gazprom, partly reduced by lower sales from exiting certain Petrotech businesses in fiscal 2001.

The increase in our overall gross profit percentage to 53.6% in fiscal 2002 compared to 52.7% to in fiscal 2001 was mostly due to exiting low margin businesses at Petrotech. This also caused an increase in margins for the industrial controls segment to 53.7% in fiscal 2002 compared to 51.1% in fiscal 2001. Analytical instrumentation gross margins were roughly flat at 56.1% in fiscal 2002 compared to 55.9% in fiscal 2001. Fluid Handling's gross margins decreased to 46.2% in fiscal 2002 compared to 48.4% in fiscal 2001. This decrease was caused mostly by adverse volume leverage in our industrial pumps businesses.

Excluding the effects from the accounting change related to goodwill and the restructuring charges expensed in fiscal 2001, selling, general and administrative ("SG&A") expenses increased to 35.3% of net sales in fiscal 2002 compared to 32.8% of sales in fiscal 2001. This increase is attributable to higher SG&A expense levels at newly acquired businesses. SG&A expenses for companies included in all of both 2002 and 2001 declined 2% in 2002 despite significantly increased R&D and other engineering expenses at some of our digital imaging companies. This spending was most notable at Redlake MASD as it continues to develop new products it expects to be available in the second quarter of fiscal 2003. There was also an increase in corporate SG&A due primarily to an increase in medical insurance costs and salaries and related employee relocation costs. As a percentage of net sales, SG&A expenses also increased in 2002 compared to 2001 for each of our three business segments by between 1% and 2%.

Interest expense increased $2.6 million, or 16%, for the year ended October 31, 2002 compared to the year ended October 31, 2001. Average borrowing levels were approximately 36% higher during fiscal 2002 compared to the prior year and effective interest rates were approximately 14% lower during fiscal 2002 compared to fiscal 2001. Higher borrowing levels in fiscal 2002 were primarily from the September 2001 acquisition of Struers and Logitech and the July 2002 acquisition of Zetec.

A euro debt foreign exchange loss of $4.1 million arose from euro-denominated debt that was carried in the U.S. and the strengthening of the euro against the U.S. dollar during the third quarter of fiscal 2002. This debt matured near July 31, 2002 and was replaced with U.S. dollar denominated debt.

Income taxes were 31% of pretax earnings in fiscal 2002 compared to 35% in fiscal 2001. Two of the key factors related to the reduced rate were the change in accounting for goodwill amortization and our expected utilization of all available foreign income tax credits associated with European tax structures.

During fiscal 2002, we completed a transition review for goodwill impairment under SFAS 142 as of November 1, 2001. This review initially compared the fair value of each previously acquired reporting unit to its carrying value. If an impairment was indicated, the amount was then determined by comparing the implied fair value of goodwill to its carrying amount. This impairment was reported as a change in accounting principle, was a non-cash charge and was related to the Redlake, Petrotech and Dynamco units.

At October 31, 2002, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2001. This strengthening resulted in a gain of $13.7 million in the foreign exchange component of comprehensive earnings for fiscal 2002. Approximately $11 million of this adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Fiscal 2002's operating results also benefited slightly from the stronger non-U.S. currencies. The benefits were less than 2% of operating earnings. Foreign exchange differences related to our other non-U.S. subsidiaries were immaterial to fiscal 2002's financial information.

The following table summarizes our net sales order information for the years ended October 31 (dollar amounts in thousands).

                                              2002                         2001
                                  --------------------------    --------------------------    Pro forma
                                   Pro forma        Actual        Pro forma     Actual          change
                                  -----------    -----------    -----------    -----------    ---------
Analytical Instrumentation        $   314,237    $   314,237    $   339,935    $   260,927          -8%
Fluid Handling                        103,858        103,858        121,231        121,231         -14
Industrial Controls                   196,933        196,933        207,292        200,681          -5
                                  -----------    -----------    -----------    -----------      ------
    Total                         $   615,028    $   615,028    $   668,458    $   582,839          -8%
                                  ===========    ===========    ===========    ===========

Our fluid handling segment was more exposed to poor semiconductor conditions than the other two segments. Semiconductor-related sales orders were down significantly in fiscal 2002 compared to fiscal 2001. Excluding this business, fluid handling's net sales orders decreased 10% in fiscal 2002 compared to fiscal 2001.

The decrease in analytical instrumentation net sales orders was attributed to weak semiconductor , electronics and automotive markets that more than offset the increase in fluid properties testing. Aside from the semiconductor decline, the fluid handling segment decline in net sales orders also reflected the weak oil and gas exploration and power generation markets. A one-time supplemental order of $20 million from Gazprom in fiscal 2001 caused unfavorable comparisons in the industrial controls segment.

The following table summarizes sales order backlog information at October 31 (dollar amounts in thousands).

                                                2002                          2001
                                    --------------------------    --------------------------      Pro forma
                                     Pro forma        Actual       Pro forma        Actual         change
                                    -----------    -----------    -----------    -----------      ---------
Analytical Instrumentation          $    57,865    $    57,865    $    64,126    $    62,609         -10%
Fluid Handling                           19,799         19,799         21,678         21,678          -9
Industrial Controls                      35,427         35,427         35,945         31,217          -1
                                    -----------    -----------    -----------    -----------      ------
    Total                           $   113,091    $   113,091    $   121,749    $   115,504          -7%
                                    ===========    ===========    ===========    ===========

A significant impact on the decreased sales order backlog at October 31, 2002 compared to October 31, 2001 was the $11.5 million residual one-time supplemental Gazprom order which is included in the prior year backlog for industrial controls. Excluding this order, backlog is up 2%. Declines in analytical instrumentation and fluid handling were attributable to weak electronics and oil exploration markets, respectively.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

Net sales for fiscal 2001 were $586.5 million, a 16% increase compared to fiscal 2000. Excluding sales to Gazprom, net sales increased 14% in fiscal 2001 compared to fiscal 2000. Fiscal 2001 pro forma net sales increased 5% compared to pro forma net sales during fiscal 2000.

In our analytical instrumentation segment, actual net sales increased 18% in fiscal 2001 and pro forma net sales increased 5%. The increase in actual net sales resulted mostly from the contribution of companies acquired during fiscal 2001 and 2000. The increase in pro forma net sales resulted mostly from strong digital imaging demand from research markets. Weakness in the automobile industry adversely affected sales of our high-speed digital camera products and our industrial leak test products.

In our fluid handling segment, actual net sales increased 3% in fiscal 2001 and pro forma net sales decreased 7%. Actual net sales increased primarily as the result of companies acquired during fiscal 2001 and 2000. Pro forma net sales decreased primarily as the result of depressed business conditions in the semiconductor industry. This segment's pro forma net sales to this industry decreased 33% in fiscal 2001 compared to fiscal 2000. Net sales in fiscal 2001 for this segment's businesses not serving the semiconductor industry increased 2% compared to pro forma net sales in fiscal 2000.

In our industrial controls segment, actual net sales increased 24% and pro forma net sales increased 13%. Actual net sales increased primarily as a result of companies acquired since the beginning of fiscal 2000, increased shipments to Gazprom and higher revenues from customers in energy markets. These increases were partially offset by lower revenues at Petrotech that resulted from restructuring activities that occurred during fiscal 2001. Pro forma net sales increased primarily as a result of additional sales to Gazprom. Sales to Gazprom were $49.3 million during fiscal 2001, or an increase of 45% compared to fiscal 2000.

Our overall gross profit percentage increased to 52.7% in fiscal 2001 compared to 51.4% in fiscal 2000. Several factors were the largest contributors to the change. The largest factor was the growth in our Analytical Instrumentation segment, the highest gross margin segment. Other large factors contributing to increased margins were improved leverage on the additional sales to Gazprom and the benefits from exiting certain low margin businesses at Petrotech during 2001. Increased sales from our lower margin refrigeration valves business that was acquired in September 2000 adversely affected margins.

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

SG&A expenses as a percentage of net sales in fiscal 2001 and fiscal 2000 are presented in the following table.

                                             2001                   2000
                                     --------------------    -------------------
                                     Total      Adjusted*    Total     Adjusted*
                                     -----      ---------    -----     ---------
    Analytical Instrumentation       39.5%        36.2%       38.0%      34.5%
    Fluid Handling                   26.8         24.5        24.1       22.3
    Industrial Controls              31.9         28.5        31.4       29.8
    Corporate                         1.7          1.7         1.3        1.3
                                     ----         ----        ----       ----
      Total                          35.9%        32.8%       33.9%      31.3%
                                     ====         ====        ====       ====

    * Excludes goodwill amortization for fiscal 2001 and 2000 and restructuring charges included in fiscal 2001.

The increase in SG&A costs as a percentage of net sales in fiscal 2001 compared to fiscal 2000 for the fluid handling segment was caused by the adverse leverage that resulted from the quick and deep cyclical decline in the segment's semiconductor-related business. Other changes in the relationships between SG&A costs and net sales were not considered significant.

Interest expense was $15.9 million in fiscal 2001 compared to $13.5 million in fiscal 2000. Interest expense was higher in fiscal 2001 mostly due to the borrowings associated with the acquisitions that occurred since the beginning of fiscal 2000. All of these acquisitions, representing total costs of over $330 million during these two fiscal years, were paid for with cash provided by our then-existing credit facilities. Short-term interest rates started to decline dramatically early in calendar 2001. The effective interest rate was approximately 6.5% during fiscal 2001 compared to approximately 6.9% during fiscal 2000.

The provision for income taxes was 35.4% of pretax earnings in fiscal 2001 compared to 35.1% in fiscal 2000. This change was not considered significant.

The other components of comprehensive earnings in fiscal 2001 were currency translation adjustments resulting from net assets denominated in currencies other than the U.S. dollar. These net assets were primarily denominated in euros, British pounds, Danish krone or Japanese yen. During fiscal 2001, the U.S. dollar weakened against the euro, was relatively stable against the pound and strengthened against the yen and krone (after the acquisition of Danish assets in September 2001). During fiscal 2001, our consolidated net assets increased $1.2 million due to foreign currency translation adjustments.

The following table summarizes net sales order information for the years ended October 31 (dollar amounts in thousands).

                                                2001                          2000
                                      --------------------------    --------------------------    Pro forma
                                       Pro forma        Actual       Pro forma        Actual        change
                                      -----------    -----------    -----------    -----------     -------
Analytical Instrumentation            $   260,927    $   260,927    $   273,105    $   239,903          -4%
Fluid Handling                            121,231        121,231        142,858        128,925         -15
Industrial Controls                       195,073        200,681        170,267        160,136         +15
                                      -----------    -----------    -----------    -----------
   Total                              $   577,231    $   582,839    $   586,230    $   528,964          -2%
                                      ===========    ===========    ===========    ===========

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

The following table summarizes our sales order backlog information at October 31 (dollar amounts in thousands).

                                                2001                          2000
                                      --------------------------    --------------------------    Pro forma
                                       Pro forma        Actual       Pro forma        Actual        change
                                      -----------    -----------    -----------    -----------     -------
Analytical Instrumentation            $    62,609    $    62,609    $    68,092    $    54,550          -8%
Fluid Handling                             21,678         21,678         26,073         26,073         -17
Industrial Controls                        31,217         31,217         25,166         29,246         +24
                                      -----------    -----------    -----------    -----------
   Total                              $   115,504    $   115,504    $   119,331    $   109,869          -3%
                                      ===========    ===========    ===========    ===========

Changes in sales order backlog were consistent with changes in net sales orders.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $87.0 million in fiscal 2002, $102.4 million in fiscal 2001 and $67.6 million during fiscal 2000. Most of this decrease in fiscal 2002 compared to fiscal 2001 was attributed to the one-time supplemental order for Gazprom, partially offset by improved cash generation from assets. Cash flows from investing activities during each of fiscal 2002, 2001, and 2000 were mostly business acquisition costs. Cash flows from financing activities during each of these years were mostly the borrowing activities associated with the business acquisitions and the debt reductions from our other net positive cash flows. Financing activities in fiscal 2000 also included refinancing our then-existing $200 million credit agreement with our current $275 million credit facility and the issuance of $125 million of senior notes.

Total current assets, excluding cash, exceeded total current liabilities, excluding debt, by $125.5 million at October 31, 2002 compared to $115.6 million at October 31, 2001. We acquired approximately $10 million of net current assets through business acquisitions during fiscal 2002. We also financed a $20 million one-time supplemental order for Gazprom. Working capital was otherwise reduced by approximately $20 million during fiscal 2002 due to improved management of our accounts receivable, inventories and payables. Total debt was $332.1 million at October 31, 2002 (47% of total capital) compared to $326.8 million at October 31, 2001 (50% of total capital). Our increased debt at October 31, 2002 compared to that a year ago was due to the borrowings incurred to fund fiscal 2002 business acquisitions in excess of cash generated by existing operations.

Our principal $275 million credit facility with a group of banks provides most of our daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At October 31, 2002, utilization of this facility included $144.7 million of U.S. denominated borrowings, the equivalent of $41.7 million of non-U.S. denominated borrowings and $3.3 million of outstanding letters of credit. Total unused availability under this facility was $85.3 million at October 31, 2002. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. This facility matures May 2005. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

Our outstanding indebtedness at October 31, 2002 also included $125 million of term notes maturing in May 2007 and May 2010 and do not require sinking fund payments. We may prepay the notes by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

Capital expenditures of $7.8 million, $7.5 million and $15.2 million were incurred during fiscal 2002, 2001 and 2000, respectively. We expect capital expenditures in fiscal 2003 to be comparable as a percentage of sales to the past two years.

In November 2002, Roper's Board of Directors increased the quarterly cash dividend paid on our outstanding common stock to $0.0875 per share from $0.0825 per share, an increase of 6%. This represents the tenth consecutive year in which the quarterly dividend has been increased since Roper's 1992 initial public offering. Our board of directors has declared a dividend payable on January 31, 2003. Payment of any additional dividends requires further action by the board of directors.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

      The following table quantifies our contractual cash obligations and commercial commitments at October 31, 2002 (dollars in thousands).

                                                     Payments Due in Fiscal
Contractual
Cash Obligations       Total        2003        2004       2005        2006        2007     Thereafter
                                    ----        ----       ----        ----        ----     ----------
Long-term debt       $332,105     $20,515     $  135     $186,455     $    0     $40,000     $85,000
Operating Leases       38,900       8,900      6,800        4,900      3,600       2,800      11,900
                     --------     -------     ------     --------     ------     -------     -------
         Total       $371,005     $29,415      6,935      191,355      3,600      42,800      96,900
                     ========     =======     ======     ========     ======     =======     =======

                                                  Amounts Expiring in Fiscal
                       Total
Other Commercial      Amount
Commitments         Committed       2003        2004       2005        2006        2007     Thereafter
                                    ----        ----       ----        ----        ----     ----------
Standby letters
   of credit         $  3,336     $ 3,336         --           --         --          --          --
                     --------     -------     ------     --------     ------     -------     -------
         Total       $  3,336     $ 3,336     $   --           --         --          --          --
                     ========     =======     ======     ========     ======     =======     =======

      At October 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We believe that internally generated cash flows and the remaining availability under our various credit facilities will be adequate to finance normal operating requirements and further acquisition activities. Although we maintain an active acquisition program, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our activities, financial condition and results of operations. We may also explore alternatives to attract additional capital resources.

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which has historically been experienced. However, the rate at which we can reduce our debt during fiscal 2003 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued SFAS 143 - "Accounting for Asset Retirement Obligations" that Roper is required to adopt by November 1, 2002. Roper does not currently have, nor is it expected to have, any material asset retirement obligations subject to this new standard.

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

The FASB issued SFAS 146 - "Accounting for Costs Associated with Exit or Disposal Activities" that Roper is required to adopt for applicable transactions after December 31, 2002. This standard modifies the timing of when certain costs are reported.

Outlook

We currently expect sales and net income for fiscal 2003 to be higher than for fiscal 2002. Fiscal 2003 is expected to benefit from the full-year contributions from the businesses acquired during fiscal 2002, especially Zetec, from additional efforts to make our companies more efficient, and from reduced interest expense resulting from paying down our debt. The conditions in the semiconductor industry are currently poor and we do not expect any meaningful recovery in this industry during fiscal 2003. The overall economic conditions of the U.S.A. and Europe are sluggish and both the Federal Reserve Board and the European Central Bank recently lowered discount rates yet again in an effort to stimulate the respective economies. There continue to be terrorist threats against the U.S. and its allies and also the possibility of military action against Iraq. A significant terrorist attack or military action against Iraq could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor's effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

We expect to continue an active acquisition program. However, completion of future acquisitions and their impact on ours results or financial condition cannot be accurately predicted.

Information About Forward Looking Statements

      This Annual Report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, "believes," "expects," "anticipates," "plans," "estimates" or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures and contemplated acquisitions.

      Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, parts and components costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

      o     reductions in our business with Gazprom;

      o     unfavorable changes in foreign exchange rates;

      o     difficulties associated with exports;

      o     risks associated with our international operations;

      o difficulty making acquisitions and successfully integrating acquired businesses;

      o     increased product liability and insurance costs'

      o     increased warranty exposure;

      o the fact that our former independent auditors, Arthur Andersen LLP has ceased operations as described in the Notice filed as Exhibit
            23.2 to this Annual Report;

      o     future competition;

      o     changes in the supply of, or price for, parts and components;

      o     environmental compliance costs and liabilities;

      o     risks and costs associated with asbestos-related litigation;

      o     potential write-offs of our substantial intangible assets; and

      o the factors discussed in Exhibit 99.1 to this Annual Report under the heading "Risk Factors."

      We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on its outstanding borrowings. We are exposed to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At October 31, 2002, we had a combination of fixed-rate borrowings (primarily $125 million of term notes) and relatively variable-rate borrowings (primarily borrowings under the $275 million credit facility). Although each borrowing under the $275 million credit facility has a fixed rate, the terms of these individual borrowings are generally only 1-3 months.

At October 31, 2002, prevailing market interest rates were lower than the fixed rates on the term notes by 2-3 percentage points. This resulted in the estimated fair values of the term notes using a discounted cash flows model being greater than the face amounts of the notes by an estimated $15.6 million and it represented an unrecorded decrease in our net assets at October 31, 2002. There was a comparable unrecorded decrease in our net assets of $11.7 million at October 31, 2001. If interest rates had been 1% higher at October 31, 2002, the difference between the fair values of the term notes and their face values would have been approximately $7.1 million smaller. These interest rate differences do not directly affect our reported earnings or cash flows.

At October 31, 2002, Roper's outstanding variable-rate borrowings under the $275 million credit facility were $186.4 million. An increase in interest rates of 1% would increase our annualized interest costs by $1.9 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen.

Sales by companies whose functional currency was not the U.S. dollar were 28% of our total sales and 80% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during fiscal 2002 and was relatively stable compared to other currencies. The difference between fiscal 2002's operating results for these companies translated into U.S. dollars at average currency exchange rates experienced during fiscal 2002 and these operating results translated into U.S. dollars at average currency exchange rates experienced during fiscal 2001 was not material. If these currency exchange rates had been 10% different throughout fiscal 2002 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $2 million.

The changes of these currency exchange rates relative to the U.S. dollar during fiscal 2002 compared to currency exchange rates at October 31, 2001 resulted in an increase in net assets of $13.7 million that was reported as a component of comprehensive earnings, $10.9 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper's common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in our financial statements. The stock prices also influence the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees' perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1 hereof.

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      Index

                                                                            Page

Consolidated Financial Statements:

   Report of Independent Accountants (PricewaterhouseCoopers LLP) ...........F-2

   Report of Independent Public Accountants (Arthur Andersen LLP) ...........F-3

   Consolidated Balance Sheets as of October 31, 2002 and 2001 ..............F-4

   Consolidated Statements of Earnings for the Years ended
     October 31, 2002, 2001 and 2000 ........................................F-5

   Consolidated Statements of Stockholders' Equity and Comprehensive
     Earnings for the Years ended October 31, 2002, 2001 and 2000 ...........F-6

   Consolidated Statements of Cash Flows for the Years ended
     October 31, 2002, 2001 and 2000 ........................................F-7

   Notes to Consolidated Financial Statements ...............................F-8

Supplementary Data:

   Schedule II - Consolidated Valuation and Qualifying Accounts
     for the Years ended October 31, 2002, 2001 and 2000 ....................S-2

                        Report of Independent Accountants

To the Shareholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings and cash flows present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Roper Industries, Inc. as of October 31, 2000, and for the year then ended, prior to the revision described in Note 5, were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements in their report dated December 6, 2000.

As discussed in Note 1 to the consolidated financial statements, on November 1, 2001, Roper Industries, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

As discussed above, the financial statements of Roper Industries, Inc. as of October 31, 2000, and for the year then ended, prior to the revision described in Note 5, were audited by other independent public accountants who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by Roper Industries, Inc. as of November 1, 2001. We audited the transitional disclosures described in Note 5. In our opinion, the transitional disclosures for 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of Roper Industries, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2000 financial statements taken as a whole.


                                           PricewaterhouseCoopers LLP

Atlanta, Georgia
December 11, 2002

NOTE: THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, OUR
      FORMER INDEPENDENT PUBLIC ACCOUNTANTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF ROPER'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Roper Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Roper Industries, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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


                                                   Arthur Andersen LLP

Atlanta, Georgia
December 6, 2000

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2002 and 2001
                      (in thousands, except per share data)

                                                                                2002           2001
                                                                             ---------      ---------
Assets

Cash and cash equivalents                                                    $  12,362      $  16,190
Accounts receivable, net                                                       140,897        121,271
Inventories                                                                     88,991         90,347
Other current assets                                                             5,372          4,884
                                                                             ---------      ---------
       Total current assets                                                    247,622        232,692

Property, plant and equipment, net                                              51,339         51,887
Goodwill, net                                                                  460,188        421,916
Other intangible assets, net                                                    37,032         28,781
Other noncurrent assets                                                         32,792         26,846
                                                                             ---------      ---------

       Total assets                                                          $ 828,973      $ 762,122
                                                                             =========      =========

Liabilities and Stockholders' Equity

Accounts payable                                                             $  35,963      $  34,233
Accrued liabilities                                                             66,141         61,020
Income taxes payable                                                             7,618          5,617
Current portion of long-term debt                                               20,515          3,010
                                                                             ---------      ---------
       Total current liabilities                                               130,237        103,880

Long-term debt                                                                 311,590        323,830
Other noncurrent liabilities                                                    11,134         10,906
                                                                             ---------      ---------
       Total liabilities                                                       452,961        438,616
                                                                             ---------      ---------

Stockholders' equity:
   Preferred stock, $0.01 par value per share; 1,000 shares authorized;
     none outstanding                                                               --             --
   Common stock, $0.01 par value per share; 80,000 shares authorized;
     32,593 shares issued and 31,363 outstanding at October 31, 2002 and
     32,131 shares issued and 30,879 outstanding at October 31, 2001               326            321
   Additional paid-in capital                                                   89,153         80,510
   Retained earnings                                                           304,995        275,259
   Accumulated other comprehensive earnings                                      5,940         (7,757)
   Treasury stock, 1,230 shares October 31, 2002 and 1,252 shares at
     October 31, 2001                                                          (24,402)       (24,827)
                                                                             ---------      ---------
       Total stockholders' equity                                              376,012        323,506
                                                                             ---------      ---------
       Total liabilities and stockholders' equity                            $ 828,973      $ 762,122
                                                                             =========      =========

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   Years ended October 31, 2002, 2001 and 2000
         (Dollar and share amounts in thousands, except per share data)

                                                                       2002          2001         2000
                                                                    ---------      --------     --------
Net sales                                                           $ 627,030      $586,506     $503,813
Cost of sales                                                         290,711       277,536      244,989
                                                                    ---------      --------     --------

Gross profit                                                          336,319       308,970      258,824

Selling, general and administrative expenses                          221,490       210,542      170,628
                                                                    ---------      --------     --------
Income from operations                                                114,829        98,428       88,196

Interest expense                                                       18,506        15,917       13,483
Euro debt currency exchange loss                                        4,093            --           --
Other income                                                            3,456         3,928        1,218
                                                                    ---------      --------     --------

Earnings before income taxes and change in accounting principle        95,686        86,439       75,931

Income taxes                                                           29,663        30,600       26,653
                                                                    ---------      --------     --------

Earnings before change in accounting principle                         66,023        55,839       49,278

Goodwill impairment, net of taxes of $11,130                          (25,970)           --           --
                                                                    ---------      --------     --------

Net earnings                                                        $  40,053      $ 55,839     $ 49,278
                                                                    =========      ========     ========

Earnings per share:
   Basic:
     Earnings before change in accounting principle                 $    2.12      $   1.82     $   1.62
     Goodwill adjustment effective November 1, 2001                     (0.84)           --           --
                                                                    ---------      --------     --------
     Net earnings                                                   $    1.28      $   1.82     $   1.62
                                                                    =========      ========     ========

   Diluted:
     Earnings before change in accounting principle                 $    2.08      $   1.77     $   1.58
     Goodwill adjustment effective November 1, 2001                     (0.82)           --           --
                                                                    ---------      --------     --------
     Net earnings                                                   $    1.26      $   1.77     $   1.58
                                                                    =========      ========     ========

Weighted average common shares outstanding:
   Basic                                                               31,210        30,758       30,457
                                                                    =========      ========     ========
   Diluted                                                             31,815        31,493       31,182
                                                                    =========      ========     ========

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                   Years ended October 31, 2002, 2001 and 2000
                      (in thousands, except per share data)

                                                                                Accumulated
                                                        Additional                  other                     Total        Compre-
                                        Common stock     paid-in    Retained    comprehensive  Treasury   stockholders'    hensive
                                      Shares    Amount   capital    earnings      earnings       stock       equity       earnings
                                      ------     ----    -------    ---------     --------     --------     ---------    ----------
Balances at October 31, 1999          30,282     $316    $71,084    $ 187,911     $ (2,172)    $(25,171)    $ 231,968

Net earnings                              --       --         --       49,278           --           --        49,278    $   49,278
Exercise of stock options, net           308        3      3,949           --           --           --         3,952            --
Currency translation adjustments          --       --         --           --       (6,741)          --        (6,741)       (6,741)
Cash dividends ($0.28 per share)          --       --         --       (8,537)          --           --        (8,537)           --
Treasury stock sold                        9       --         84           --           --          187           271            --
                                      ------     ----    -------    ---------     --------     --------     ---------    ----------

Balances at October 31, 2000          30,599      319     75,117      228,652       (8,913)     (24,984)      270,191    $   42,537
                                                                                                                         ==========

Net earnings                              --       --         --       55,839           --           --        55,839    $   55,839
Exercise of stock options, net           272        2      5,293           --           --           --         5,295            --
Currency translation adjustments          --       --         --           --        1,156           --         1,156         1,156
Cash dividends ($0.30 per share)          --       --         --       (9,232)          --           --        (9,232)           --
Treasury stock sold                        8       --        100           --           --          157           257            --
                                      ------     ----    -------    ---------     --------     --------     ---------    ----------

Balances at October 31, 2001          30,879      321     80,510      275,259       (7,757)     (24,827)      323,506    $   56,995
                                                                                                                         ==========

Net earnings                              --       --         --       40,053           --           --        40,053    $   40,053
Stock option transactions                462        5      8,096           --           --           --         8,101            --
Incentive bonus plan transactions         11       --        325           --           --          210           535            --
Currency translation adjustments          --       --         --           --       13,697           --        13,697        13,697
Cash dividends ($0.33 per share)          --       --         --      (10,317)          --           --       (10,317)           --
Treasury stock sold                       11       --        222           --           --          215           437            --
                                      ------     ----    -------    ---------     --------     --------     ---------    ----------
Balances at October 31, 2002          31,363     $326    $89,153    $ 304,995     $  5,940     $(24,402)    $ 376,012    $   53,750
                                      ======     ====    =======    =========     ========     ========     =========    ==========

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended October 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                 2002          2001           2000
                                                               --------      ---------      ---------
Cash flows from operating activities:
   Net earnings                                                $ 40,053      $  55,839      $  49,278
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
       Depreciation and amortization of property, plant
         and equipment                                           11,721          9,993          8,623
       Amortization of intangible assets                          3,455         17,462         13,675
       Goodwill transitional impairment, net of tax              25,970             --             --
       Changes in operating assets and liabilities, net of
         acquired businesses:
           Accounts receivable                                    7,653         10,412        (13,863)
           Inventories                                           10,723          7,418         (4,357)
           Accounts payable and accrued liabilities              (5,432)         5,790         14,001
           Income taxes payable                                   6,723          1,725            786
           Note receivable - supplier financing                 (11,710)        (8,451)            --
           Other, net                                            (2,187)         2,254           (504)
                                                               --------      ---------      ---------
              Net cash provided by operating activities          86,969        102,442         67,639
                                                               --------      ---------      ---------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired             (82,813)      (170,180)      (161,546)
   Capital expenditures                                          (7,780)        (7,455)       (15,150)
   Other, net                                                    (1,871)           906         (1,531)
                                                               --------      ---------      ---------
              Net cash used in investing activities             (92,464)      (176,729)      (178,227)
                                                               --------      ---------      ---------

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                76,621        146,125        321,941
   Principal payments on notes payable and long-term debt       (74,363)       (62,815)      (208,012)
   Cash dividends to stockholders                               (10,317)        (9,232)        (8,537)
   Treasury stock sales                                             972            257            271
   Proceeds from stock option exercises, net                      7,867          4,531          3,952
                                                               --------      ---------      ---------
              Net cash provided by financing activities             780         78,866        109,615
                                                               --------      ---------      ---------

Effect of exchange rate changes on cash                             887            239         (1,145)
                                                               --------      ---------      ---------

Net increase (decrease) in cash and cash equivalents             (3,828)         4,818         (2,118)
Cash and cash equivalents, beginning of year                     16,190         11,372         13,490
                                                               --------      ---------      ---------

Cash and cash equivalents, end of year                         $ 12,362      $  16,190      $  11,372
                                                               ========      =========      =========

Supplemental disclosures:
   Cash paid for:
     Interest                                                  $ 18,695      $  16,102      $   9,018
                                                               ========      =========      =========
     Income taxes, net of refunds received                     $ 22,940      $  28,875      $  25,867
                                                               ========      =========      =========
     Noncash investing activities:
       Net assets of businesses acquired:
         Fair value of assets, including goodwill              $ 92,660      $ 184,158      $ 177,230
         Liabilities assumed                                     (9,847)       (13,978)       (15,684)
                                                               --------      ---------      ---------
           Cash paid, net of cash acquired                     $ 82,813      $ 170,180      $ 161,546
                                                               ========      =========      =========

          See accompanying notes to consolidated financial statements.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

(1)   Summary of Accounting Policies

      Basis of Presentation - These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

      Reclassifications - Certain reclassifications of prior year information were made to conform with the current presentation.

      Nature of the Business - Roper designs, manufactures and distributes specialty analytical instrumentation, fluid handling and industrial controls products worldwide, serving selected segments of a broad range of industrial markets.

      Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts of $3,762,000 and $4,344,000 at October 31, 2002 and 2001, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

      Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. At October 31, 2002 and 2001, Roper had no cash equivalents.

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

      As of and for the years ended October 31, 2002, 2001 and 2000, there were 345,000, 107,000 and 9,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

      Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - Roper's long-term debt at October 31, 2002 included $125 million of fixed-rate term notes. Roper has determined that current comparable interest rates at October 31, 2002 were lower than the stated rates of the term notes by approximately 2-3 percentage points. A discounted cash flow analysis of anticipated cash flows using October 31, 2002 interest rates indicated that the fair values of the term notes were greater than the face amounts of the term notes by $15.6 million. This liability is not reflected in Roper's basic financial statements. At October 31, 2001, Roper had a similar unrecorded liability of $11.7 million. The change compared to October 31, 2001 was caused primarily from lower interest rates at October 31, 2002 compared to October 31, 2001.

      Most of Roper's other borrowings at October 31, 2002 were at various interest rates that adjust relatively frequently under its $275 million credit facility. The fair value for each of these borrowings at October 31, 2002 was estimated to be the face value of these borrowings.

      In May 2000, Roper entered into a 3-year interest rate swap agreement for a notional amount of $25 million. Under this agreement, Roper received a fixed interest rate of 7.68% and paid a variable rate of 3-month

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

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

      The fair values for all of Roper's other financial instruments at October 31, 2002 approximated their carrying values.

      Foreign Currency Translation - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results. Translation adjustments are reflected as a component of other comprehensive earnings.

      Impairment of Long-Lived Assets - The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that my not be reflected in the assets' current carrying value, thereby possibly requiring an impairment charge in the future.

      Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax structures that vary from country to country and the United States' treatment of non-U.S. earnings. Roper does not treat undistributed earnings of non-U.S. subsidiaries as being permanently reinvested. United States income taxes, net of foreign income taxes, have been provided on the undistributed earnings of non-U.S. subsidiaries.

      Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles - Previous to Roper's adoption of Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill was amortized on a straight-line basis over periods that ranged from 5 to 40 years. Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. The transitional impairment that resulted from Roper's adoption of this standard on November 1, 2002 has been reported as a change in accounting principle - see Note 5. No impairment resulted from the annual review performed in 2002. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      Inventories - Inventories are valued at the lower of cost or market. Cost is determined using either the first-in, first-out method or the last-in, first-out method ("LIFO"). Inventories valued at LIFO cost comprised 9% and 10% of consolidated inventories at October 31, 2002 and 2001, respectively.

      Any LIFO decrements recorded during any of the three years ended October 31, 2002 were immaterial to Roper's consolidated financial statements for that year.

      Other Comprehensive Earnings - Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company's net assets. The differences between net earnings and comprehensive earnings for Roper during fiscal 2002, 2001 and 2000 were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

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

                  Buildings                                  20-30 years
                  Machinery                                   8-12 years
                  Other equipment                              3-5 years

      Recently Released Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") issued SFAS 143 - "Accounting for Asset Retirement Obligations" that Roper is required to adopt by November 1, 2002. Roper does not have, nor do we expect it to have, any material asset retirement obligations subject to this new standard.

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

      The FASB issued SFAS 146 - "Accounting for Costs Associated with Exit or Disposal Activities" that Roper is required to adopt for applicable transactions after December 31, 2002. This standard modifies the timing of when certain costs are reported.

      Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $29.9 million, $26.3 million and $22.6 million for the years ended October 31, 2002, 2001 and 2000, respectively.

      Revenue Recognition - The Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. Revenues recognized under the percentage-of-completion method totaled $1.9 million, $7.9 million and $5.6 million for the fiscal years ended October 31, 2002, 2001 and 2000, respectively. Estimated losses on any projects are recognized as soon as such losses become known.

      Stock Options - Roper accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion 25 - "Accounting for Stock Issued to Employees." Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 - "Accounting for Stock-Based Compensation," provides that the related expense may be recorded in the basic financial

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

      Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

(2)   Business Acquisitions

      On July 31, 2002, the company acquired all the outstanding shares of Zetec, Inc. ("Zetec"). Zetec supplies non-destructive inspection solutions using eddy current technology and related consumables, primarily for use in power generating facilities and is included in the Industrial Controls segment of the business. Zetec's principal facility is located near Seattle, Washington. The results of Zetec's operations have been included in the consolidated financial statements since the acquisition date.

      The aggregate purchase price of the acquisition was $57.2 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition.

      The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at October 31, 2002. Purchase price adjustments following the closing are also customary. Roper does not anticipate that any such adjustments that were pending at October 31, 2002 to be significant.

                                                 July 31, 2002
                                                 -------------

              Current assets                         $12,448
              Other assets                             4,756
              Intangible assets                        7,060
              Goodwill                                40,574
                                                     -------
              Total assets acquired                   64,838

              Current liabilities                    (7,615)
                                                     -------
              Net assets acquired                    $57,223
                                                     =======

Of the $7.1 million of acquired intangible assets, $2.1 million was assigned to trade names that are not subject to amortization. The remaining $5.0 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include trade secrets of $3.0 million (6 year weighted-average useful life), technology of $1.8 million (5-year weighted-average useful life), and patents of $0.2 million (15-year weighted-average useful life).

The $40.6 million of goodwill is not expected to be deductible for tax purposes.

In addition, in fiscal 2002, the company acquired the following four entities for a total cost of $18.0 million, which was paid in cash:

            o Acquired in August 2002, Quantitative Imaging Corporation, (QImaging), based in Vancouver, Canada provides innovative, high-performance digital cameras for scientific and industrial imaging applications, complementing Roper's digital imaging business within the Analytical Instrumentation segment.

            o Acquired in July 2002, AiCambridge Ltd. ("Qualitek"), based in Cambridge, England, is a designer and manufacturer of leak detection equipment and systems for medical, pharmaceutical, food, packaging and automotive industries, primarily in Europe.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

            o Acquired in July 2002, Duncan Technologies, based in Sacramento, California, is an innovative designer and manufacturer of high-quality digital cameras for a variety of markets including machine vision, remote sensing and traffic monitoring.

            o Acquired in September 2002, Definitive Imaging, based in Cleveland, Ohio, provides image analysis software and specialized knowledge for metallographic and science quality control.

Goodwill recognized in those transactions amounted to $12.9 million and of that amount approximately $0.8 million is expected to be fully deductible for tax purposes. These businesses are included in the Analytical Instrumentation segment.

On September 5, 2001, the company acquired all the outstanding shares of Struers and Logitech. Struers develops, manufactures and markets materials analysis preparation equipment and consumables used in quality inspection, failure analysis and research of solid materials. Logitech develops, manufactures and markets high-precision material-shaping equipment used primarily in the production of advanced materials for the semiconductor and opto-electronics markets. Struers is headquartered near Copenhagen, Denmark and Logitech is headquartered near Glasgow, Scotland. Both companies also share sales and service locations in the U.S., France, Germany and Japan. The results of these operations have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price of the acquisition was $150.9 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                September 5, 2001
                                                -----------------

             Current assets                         $ 30,482
             Other assets                              6,127
             Intangible assets                        20,680
             Goodwill                                106,964
                                                   ---------
             Total assets acquired                   164,253

             Current liabilities                      12,401

             Long-term liabilities                     1,002
                                                    --------
             Total liabilities                        13,403
                                                    --------
             Net assets acquired                    $150,850
                                                    ========

Of the $20.7 million of acquired intangible assets, $4.9 million was assigned to trade names that are not subject to amortization. The remaining $15.8 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up that amount include an existing customer base of $15.1 million (10-year useful life), and backlog of $0.7 million (1-year useful life).

The $107.0 million of goodwill is not expected to be deductible for tax purposes.

In addition, in fiscal 2001, the company acquired the following two entities for a total of cost of $23.2 million, which was paid in cash:

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      o Acquired in July 2001, Media Cybernetics, L.P. ("Media"), located in Silver Springs, Maryland, is a leading image processing software developer for scientific and industrial applications and is included in the Analytical Instrumentation segment

      o Acquired in May 2001, Dynamco, Inc. ("Dynamco") manufactures high quality pneumatic valves, solenoids, relays and related products that are sold to the semiconductor, packing, HVAC and medical industries. Located in McKinney, Texas, Dynamco is included in the Industrial Controls segment.

Goodwill recognized in those transactions amounted to $14.2 million and that amount is expected to be fully deductible for tax purposes. Goodwill was assigned to the analytical instrumentation and the fluid handling segments in the amounts of $8.9 million and $5.2 million, respectively,

In fiscal 2000, the company completed nine business acquisitions for a total cost of $161.5 million, which was paid in cash. The following provides a summary of the significant acquisitions which represents 81% of the total aggregate purchase price paid for fiscal year 2000 acquisitions.

      o Acquired in September 2000, Hansen Technologies distributes manufactured and outsourced shut-off and control valves, auto-purgers and hermetic pumps for the commercial refrigeration industry. Hansen Technologies' principal facility is located near Chicago, Illinois and is included in the Industrial Controls segment.

      o Acquired in August 2000, Antek Instruments manufactures and supplies spectrometers primarily used to detect sulfur, nitrogen and other chemical compounds in petroleum, food and beverage processing and other industries and is included in the Analytical Instrumentation segment. Antek Instruments' principal facilities are located in Houston, Texas.

      o Acquired in May 2000, Abel Pump manufactures and supplies specialty positive displacement pumps for a variety of industrial applications, primarily involving abrasive or corrosive fluids or those with high solids content and is included in the Fluid Handling segment of the business. Abel Pump's principal facility is located near Hamburg, Germany.

      o Acquired in November 1999, MASD designs, manufacturers and markets high-speed digital cameras used in automotive, industrial, military and research markets. MASD also manufactures and markets high-resolution digital cameras for the machine vision and image conversion markets. MASD's principal facility is located in San Diego, California. This business was subsequently merged with a complementary business and currently operates as Redlake MASD and is included in the Analytical Instrumentation segment.

The following unaudited pro forma summary presents Roper's consolidated results of operations as if the acquisitions that occurred during fiscal 2002 and 2001 had occurred at the beginning of fiscal 2001. Goodwill associated with acquisitions completed subsequent to June 30, 2001 has not been amortized for purposes of this pro forma presentation to be consistent with current practice. Also, actual results may have been different had the acquisitions occurred at an earlier date and this pro forma information provides no assurance as to future results. Data in the following table is in thousands, except per share data.

                                                                                Unaudited
                                                                          Year ended October 31,
                                                                          ----------------------
                                                                             2002        2001
                                                                          --------     --------
      Net sales                                                           $674,251     $718,244
                                                                          ========     ========
      Earnings before income taxes and change in accounting principle     $101,004     $100,672
                                                                          ========     ========
      Earnings before change in accounting principle                      $ 69,480     $ 65,127
                                                                          ========     ========
      Earnings before change in accounting principle per share:
        Basic                                                             $   2.23     $   2.12
                                                                          ========     ========
        Diluted                                                           $   2.18     $   2.07
                                                                          ========     ========

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

(3)   Inventories

      The components of inventories at October 31 were as follows (in thousands):

                                                          2002           2001
                                                       ---------      ---------
         Raw materials and supplies                    $  45,836      $  47,339
         Work in process                                  11,852         13,047
         Finished products                                32,456         31,284
         LIFO reserve                                     (1,153)        (1,323)
                                                       ---------      ---------
                                                       $  88,991      $  90,347
                                                       =========      =========

(4)   Property, Plant and Equipment

      The components of property, plant and equipment at October 31 were as follows (in thousands):

                                                         2002            2001
                                                       ---------      ---------
         Land                                          $   2,372      $   2,944
         Buildings                                        25,649         24,996
         Machinery, tooling and other equipment           93,977         83,541
                                                       ---------      ---------
                                                         121,998        111,481
         Accumulated depreciation and amortization       (70,659)       (59,594)
                                                       ---------      ---------
                                                       $  51,339      $  51,887
                                                       =========      =========

      Depreciation expense was $11,721, $9,993 and $8,623 for the three years ended October 31, 2002, October 31, ,2001 and October 31, 2000, respectively.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

(5)   Goodwill, net

                                              Analytical      Fluid       Industrial
                                                 Inst.       Handling      Controls         Total
                                              ----------     --------     ----------      ---------
                                                                 (in thousands)
         Balances at October 31, 2001         $ 283,289      $ 64,721      $  73,906      $ 421,916
         Goodwill acquired                       20,545          (204)        40,574         60,915
         Impairment                             (27,900)           --         (9,200)       (37,100)
         Currency translation adjustments         9,208         1,400            338         10,946
         Reclassifications and other              3,261            94            156          3,511
                                              ---------      --------      ---------      ---------
         Balances at October 31, 2002         $ 288,403      $ 66,011      $ 105,774      $ 460,188
                                              =========      ========      =========      =========

      Goodwill acquired during the year ended October 31, 2002 included a $7.6 million purchase price adjustment from the prior year's acquisition of the Struers and Logitech businesses.

      The impairment resulted from the transitional provisions of Roper's adoption of SFAS 142. Impairment was recognized on the Redlake (analytical instrumentation), Petrotech and Dynamco units. The reported change in accounting principle for this impairment was net of income taxes.

      SFAS 142, which Roper adopted at the beginning of fiscal 2002, does not permit retroactive application of its method of accounting for goodwill and other intangible assets. However, SFAS 142 does provide for the following analysis comparing the current to the previous accounting practice.

                                                                                 Year ended October 31,
                                                                        ----------------------------------------
                                                                           2002           2001           2000
                                                                        ----------     ----------     ----------
      Earnings before change in accounting principle, as reported       $   66,023     $   55,839     $   49,278
      Add back: goodwill amortization, net of income taxes                      --         12,287         10,130
                                                                        ----------     ----------     ----------
      Earnings before change in accounting principle, adjusted          $   66,023     $   68,126     $   59,408
                                                                        ==========     ==========     ==========

      Basic earnings per share:
        Earnings before change in accounting principle, as reported     $     2.12     $     1.82     $     1.62
        Add back: goodwill amortization, net of income taxes                    --           0.40           0.33
                                                                        ----------     ----------     ----------
        Earnings before change in accounting principle, adjusted        $     2.12     $     2.22     $     1.95
                                                                        ==========     ==========     ==========

      Diluted earnings per share:
        Earnings before change in accounting principle, as reported     $     2.08     $     1.77     $     1.58
        Add back: goodwill amortization, net of income taxes                    --           0.39           0.32
                                                                        ----------     ----------     ----------
        Earnings before change in accounting principle, adjusted        $     2.08     $     2.16     $     1.90
                                                                        ==========     ==========     ==========

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

(6)   Other intangible assets, net

                                                             Accum.     Net book
                                                   Cost      amort.      value
                                                  -------   -------     --------
                                                         (in thousands)
         Assets subject to amortization:
            Existing customer base                $14,723   $(1,704)    $13,019
            Unpatented technology                   7,623    (1,459)      6,164
            Patents and other protective rights     7,056    (3,371)      3,685
            Trade secrets                           3,010      (125)      2,885
         Assets not subject to amortization:
            Trade names                            11,279        --      11,279
                                                  -------   -------     -------
         Balances at October 31, 2002             $43,691   $(6,659)    $37,032
                                                  =======   =======     =======

      Amortization expense of other intangible assets was $3,455, $1,754 and $825 during fiscal 2002, 2001 and 2000, respectively. Estimated amortization expense for the five years subsequent to fiscal 2002 is $4,120, $4,120, $4,100, $3,327 and $2,458 for fiscal 2003, 2004, 2005,
      2006 and 2007, respectively.

(7)   Accrued Liabilities

      Accrued liabilities at October 31 were as follows (in thousands):

                                                            2002          2001
                                                         ---------     ---------

         Wages and other compensation                    $  25,169     $  27,152
         Commissions                                         8,482         8,376
         Interest                                            5,515         5,704
         Other                                              26,975        19,788
                                                         ---------     ---------
                                                         $  66,141     $  61,020
                                                         =========     =========

(8)   Income Taxes

      Earnings before income taxes and change in accounting principle for the years ended October 31 consisted of the following components (in thousands):

                                                2002        2001          2000
                                              --------     --------     --------

         United States                        $ 67,402     $ 64,879     $ 61,074
         Other                                  28,284       21,560       14,857
                                              --------     --------     --------
                                              $ 95,686     $ 86,439     $ 75,931
                                              ========     ========     ========

       Components of income tax expense before any change in accounting principle for the years ended October 31 were as follows (in thousands):

                                                2002        2001          2000
                                              --------     --------     --------

         Current:
            Federal                           $ 17,724     $ 21,709     $ 19,587
            State                                  984        1,189          945
            Foreign                              9,216        6,909        5,559
         Deferred expense (benefit)              1,739          793          562
                                              --------     --------     --------
                                              $ 29,663     $ 30,600     $ 26,653
                                              ========     ========     ========

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended October 31 were as follows:

                                                        2002     2001     2000
                                                        ----     ----     ----

         Federal statutory rate                         35.0%    35.0%    35.0%
         Extraterritorial Income Exclusion              (5.1)      --       --
         Exempt income of Foreign Sales Corporation       --     (4.3)    (3.7)
         Goodwill amortization                           1.9      2.6      2.3
         Other, net                                     (0.8)     2.1      1.5
                                                        ----     ----     ----
                                                        31.0%    35.4%    35.1%
                                                        ====     ====     ====

       Components of the deferred tax assets and liabilities at October 31 were as follows (in thousands):

                                                             2002         2001
                                                           --------     --------
         Deferred tax assets:
           Reserves and accrued expenses                   $  7,504     $  7,735
           Inventories                                        4,447        3,617
           Postretirement medical benefits                      714          631
           Foreign taxes                                         --          575
           Amortizable intangible assets                      4,499           --
                                                           --------     --------
         Total deferred tax assets                           17,164       12,558
                                                           --------     --------
         Deferred tax liabilities:
           Amortizable intangible assets                         --        2,629
           Plant and equipment                                1,584        1,599
           Former IC-DISC recapture                             462          577
                                                           --------     --------
             Total deferred tax liabilities                   2,046        4,805
                                                           --------     --------
             Net deferred tax asset                        $ 15,118     $  7,753
                                                           ========     ========

      Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

(9)   Long-Term Debt

      Total debt at October 31 consisted of the following (table amounts in thousands):

                                                            2002          2001
                                                          --------      --------

         $275 million credit facility                     $186,358      $178,114
         7.58% Senior Secured Notes                         40,000        40,000
         7.68% Senior Secured Notes                         85,000        85,000
         Supplier financing agreement                       20,377        20,377
         Other                                                 370         3,349
                                                          --------      --------
            Total debt                                     332,105       326,840
         Less current portion                               20,515         3,010
                                                          --------      --------
            Long-term debt                                $311,590      $323,830
                                                          ========      ========

      The $275 million credit facility is with a group of banks and provides for revolving loans, swing line loans and letters of credit. Interest on outstanding borrowings is influenced by the type and currency of the borrowings. Interest on outstanding borrowings under this facility is a base rate plus a margin. The margin is influenced by certain financial ratios of Roper and can range from 0.625% to 1.125%. This facility also

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      provides that Roper will maintain certain financial ratios addressing, among other things, coverage of fixed charges, total debt under other agreements, consolidated net worth and capital expenditures. Other costs and provisions of this facility are believed to be customary. Repayment of Roper's obligations under this facility is guaranteed by its U.S. subsidiaries and the pledge of some of the stock of some of Roper's non-U.S. subsidiaries. This agreement matures on May 18, 2005.

      At October 31, 2002, utilization of the credit facility included $144.7 million of U.S. denominated borrowings, $41.7 million of borrowings denominated in euros and $3.3 million of outstanding letters of credit. The weighted average interest rate on these outstanding borrowings at October 31, 2002 was 3.3%.

      The Senior Secured Notes are with a group of insurance companies that consist of $40 million of term notes due May 18, 2007 and $85 million of term notes due May 18, 2010. The guarantees, pledges and financial covenants associated with these notes are similar, but slightly less restrictive, than those in the $275 million credit facility.

      On September 28, 2001, Roper entered into a supplier financing credit agreement (the "credit agreement") with a foreign financial institution. Under the terms of the credit agreement, the maximum borrowing capacity available to Roper was $20,377, which was fully drawn on October 1, 2001. Roper is required to repay the principal amount of the borrowing in four equal, consecutive quarterly installments beginning December 30, 2002 with a scheduled maturity date of October 1, 2003. Under the terms of the credit agreement, on October 1, 2001, the interest rate was fixed at 5.76% through the maturity date. Interest is payable in arrears on October 1, 2002, January 1, 2003, April 1, 2003, July 1, 2003 and October 1, 2003.
      The restrictive covenants associated with the credit agreement are similarly restrictive to those in the $275 million credit facility.

      At October 31, 2002, the Company was in compliance with its restrictive covenants.

      Future maturities of long-term debt during each of the next five years ending October 31 and thereafter were as follows (in thousands):

                  2003                                               $ 20,515
                  2004                                                    135
                  2005                                                186,455
                  2006                                                     --
                  2007                                                 40,000
                  Thereafter                                           85,000
                                                                     --------
                                                                     $332,105
                                                                     ========

(10)  Retirement and Other Benefit Plans

      Roper maintains two defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these two plans were $4,549,000, $4,126,000 and $3,956,000 in fiscal 2002, 2001 and 2000, respectively.

      Roper also maintains various defined benefit retirement plans covering employees of non-U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

      Pursuant to the fiscal 1999 Petroleum Analyzer acquisition, Roper agreed to assume a defined benefit pension plan covering certain U.S. employees subject to a collective bargaining agreement. Roper obtained the necessary regulatory approvals to terminate this plan during fiscal 2002 and all plan assets were distributed during fiscal 2002.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      All U.S. employees are eligible to participate in Roper's stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper's common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the years ended October 31, 2002, 2001 and 2000, participants of the employee stock purchase plan purchased 11,000, 8,000 and 9,000 shares, respectively, of Roper's common stock for total consideration of $437,000, $257,000 and $271,000, respectively. All of these shares were purchased from Roper's treasury shares.

(11)  Common Stock Transactions

      Roper's restated Certificate of Incorporation provides that each outstanding share of Roper's common stock entitles the holder thereof to five votes per share, except that holders of outstanding shares with respect to which there has been a change in beneficial ownership during the four years immediately preceding the applicable record date will be entitled to one vote per share.

      Roper has a Shareholder Rights Plan whereby one Preferred Stock Purchase Right (a "Right") accompanies each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership, with or without the Board's consent. Each Right may be exercised to acquire one one-thousandth of a newly issued share of Roper's Series A Preferred Stock, at an exercise price of $170, subject to adjustment. Alternatively, upon the occurrence of certain specified events, the Rights allow holders to purchase Roper's common stock having a market value at such time of twice the Right's exercise price. The Rights may be redeemed by Roper at a redemption price of $0.01 per Right at any time until the tenth business day following public announcement that a 20% position has been acquired or 10 business days after commencement of a tender or exchange offer. The Rights expire on January 8, 2006.

      Roper periodically enters into agreements with the management of newly-acquired companies for the issuance of Roper's common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive during fiscal 1996 that matured during fiscal 2002. During fiscal 2002, 20,000 shares of common stock were issued under such agreements. At October 31, 2002, there were no such agreements outstanding.

(12)  Stock Options

      Roper has two stock incentive plans (the "1991 Plan" and the "2000 Plan") which authorize the issuance of shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, stock appreciation rights or equivalent instruments. Stock options under both plans must be granted at prices not less than 100% of market value of the underlying stock at the date of grant. All stock options granted under these plans vest annually and ratably over a five-year period from the date of the grant. Stock options expire ten years from the date of grant. Options may no longer be granted under the 1991 Plan. The 2000 Plan has no expiration date for the granting of options and had the capacity to grant an additional 682,000 options or equivalent instruments at October 31, 2002.

      Roper also has a stock option plan for non-employee directors (the "Non-employee Director Plan"). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of Roper's common stock and thereafter options to purchase an additional 4,000 shares each year under terms and conditions similar to the above-mentioned stock option plans, except that following their grant, all options become fully vested at the time of the Annual Meeting of Shareholders

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      following the grant date and are exercisable ratably over five years following the date of grant. At October 31, 2002, the Non-Employee Director Plan had the capacity to grant an additional 92,000 options.

      A summary of stock option transactions under these plans and information about stock options outstanding at October 31, 2002 are shown below:

                                                 Outstanding options           Exercisable options
                                               ----------------------         ----------------------
                                                              Average                        Average
                                                             exercise                       exercise
                                                 Number        price            Number        price
                                               ---------     --------         ---------     --------
         October 31, 1999                      2,117,000     $  17.67         1,226,000     $  14.67
           Granted                               365,000        33.18
           Exercised                            (320,000)       13.68
           Canceled                              (79,000)       25.76
                                               ---------

         October 31, 2000                      2,083,000        20.69         1,199,000        16.45
           Granted                               515,000        34.85
           Exercised                            (292,000)       18.34
           Canceled                              (75,000)       25.39
                                               ---------

         October 31, 2001                      2,231,000        24.11         1,171,000        17.91
           Granted                               651,000        41.11
           Exercised                            (469,000)       17.12
           Canceled                             (118,000)       31.89
                                               ---------

         October 31, 2002                      2,295,000     $  29.97         1,034,000     $  22.59
                                               =========

                                          Outstanding options                 Exercisable options
                               -----------------------------------------      ----------------------
                                                Average       Average                       Average
                                               exercise      remaining                     exercise
         Exercise price          Number          price      life (years)        Number       price
         ---------------       ---------      ----------    ------------      ---------    ---------
         $  3.75 - 15.00         169,000      $    10.95          1.7           169,000     $  10.95
           15.01 - 25.00         583,000           18.76          3.6           488,000        18.79
           25.01 - 35.00         735,000           31.48          7.0           287,000        30.38
           35.01 - 48.76         808,000           40.65          9.0            90,000        40.32
                               ---------                                      ---------
         $  3.75 - 48.76       2,295,000      $    29.97          6.4         1,034,000     $  22.59
                               =========                                      =========

       For pro forma disclosure purposes, the following fair values and the primary assumptions used to determine these fair values were used. All stock options granted during each of the years ended October 31, 2002, 2001 and 2000 were at exercise prices equal to the market price of Roper's common stock when granted.

                                                                       2002            2001           2000
                                                                    -----------     -----------     ---------
               Weighted average fair value per share ($)               16.77           16.86          15.37
               Risk-free interest rate (%)                          4.00 - 5.00     5.00 - 6.00        6.75
               Average expected option life (years)                     7.0             7.0            7.0
               Expected volatility (%)                                 33 - 37        31 - 45        35 - 49
               Expected dividend yield (%)                              0.75            0.75           1.00

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      Had Roper recognized compensation expense during fiscal 2002, 2001 and 2000 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been approximately as presented below.

                                                         2002           2001           2000
                                                      ----------     ----------     ----------
         Net earnings, as reported (in thousands)     $   40,053     $   55,839     $   49,278
         Net earnings, pro forma (in thousands)           32,589         50,859         45,385
         Net earnings per share, as reported:
           Basic                                            1.28           1.82           1.62
           Diluted                                          1.26           1.77           1.58
         Net earnings per share, pro forma:
           Basic                                            1.04           1.65           1.49
           Diluted                                          1.02           1.61           1.46

      The disclosed pro forma effects on earnings do not include the effects of stock options granted prior to fiscal 1996 (affecting fiscal 2000) since the provisions of SFAS 123 are not applicable to stock options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 2002, 2001 and 2000 may not be representative of the pro forma effects in future years. Based on the vesting schedule of Roper's stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of Roper's Board of Directors and cannot be assured.

(13)  Contingencies

      Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. Based upon Roper's past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper. Included in other noncurrent assets at October 31, 2002 are estimated insurable settlements receivable from insurance companies of $2.6 million. At October 31, 2001, the estimated insurable settlements receivable from insurance companies was $1.7 million.

      There recently has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named defendants in some such cases. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

      Roper's future minimum lease commitments totaled $38.9 million at October 31, 2002. These commitments included $8.9 million in fiscal 2003, $6.8 million in fiscal 2004, $4.9 million in fiscal 2005, $3.6 million in fiscal 2006, $2.8 million in fiscal 2007 and $11.9 million thereafter.

(14)  Segment and Geographic Area Information

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      Roper's operations are grouped into three business segments based on similarities between products and services: analytical instrumentation, fluid handling and industrial controls. The analytical instrumentation segment's products include fluid properties testing products, materials analysis products, industrial leak test products and digital imaging products. Products included within the fluid handling segment are rotary gear, progressing cavity, membrane, positive displacement, centrifugal and piston-type metering pumps; flow metering products; and precision integrated chemical dispensing systems. The industrial controls segment's products include industrial valve, control and measurement products; microprocessor-based turbomachinery control systems and associated technical services; and non-destructive inspection and measurement solutions. Roper's management structure and internal reporting are also aligned consistent with these three segments.

      There were no material transactions between Roper's business segments during any of the three years ended October 31, 2002. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

      Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

      Selected financial information by business segment for the years ended October 31 follows (in thousands):

                                             Analytical      Fluid       Industrial
                                                Inst.       Handling      Controls     Corporate       Total
                                             ----------    ---------     ----------    ---------      --------
      2002

      Net sales                               $318,839     $ 105,441      $202,750     $      --      $627,030
      Operating profit                          58,160        21,511        48,685       (13,527)      114,829

      Total assets:
        Operating assets                       133,470        45,275       108,009            --       286,754
        Intangible assets, net                 317,430        66,982       112,808            --       497,220
        Other                                   26,774        (1,550)          786        18,989        44,999
                                                                                                      --------
          Total                                                                                        828,973

      Capital expenditures                       4,172         1,396         1,999           213         7,780
      Goodwill amortization                         --            --            --            --            --
      Depreciation and other amortization        8,846         3,203         3,020           107        15,176

      2001

      Net sales                               $264,369     $ 125,399      $196,738     $      --      $586,506
      Operating profit                          43,157        27,123        37,836        (9,688)       98,428

      Total assets:
        Operating assets                       148,389        50,714        78,807            --       277,910
        Intangible assets, net                 310,725        65,887        74,085                     450,697
        Other                                   16,310        (1,262)        5,135        13,332        33,515
                                                                                                      --------
          Total                                                                                        762,122

      Capital expenditures                       3,307         1,804         2,233           111         7,455
      Goodwill amortization                      8,745         2,616         4,347            --        15,708
      Depreciation and other amortization        5,467         3,248         2,663           369        11,747

      2000

      Net sales                               $223,164     $ 121,387      $159,262     $      --      $503,813
      Operating profit                          36,509        29,600        28,460        (6,373)       88,196

      Total assets:
        Operating assets                       117,174        57,590        77,772            --       252,536
        Intangible assets, net                 184,065        66,884        70,965         1,281       323,195
        Other                                    7,312        (2,090)        3,695        12,254        21,171
                                                                                                      --------
          Total                                                                                        596,902

      Capital expenditures                       4,773         6,380         3,936            61        15,150
      Goodwill amortization                      7,969         2,209         2,672            --        12,850
      Depreciation and other amortization        4,019         2,712         2,423           294         9,448

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      Summarized data for Roper's U.S. and foreign operations (principally in Europe and Japan) for the years ended October 31 were as follows (in thousands):

                                                                                      Corporate
                                                        United                        and elimi-
                                                        States          Non-U.S.       nations         Total
                                                      -----------     -----------    -----------    -----------
      2002

      Sales to unaffiliated customers                 $   447,769     $   179,261    $        --    $   627,030
      Sales between geographic areas                       35,629          17,534        (53,163)            --
                                                      -----------     -----------    -----------    -----------
          Net sales                                   $   483,398     $   196,795    $   (53,163)   $   627,030
                                                      ===========     ===========    ===========    ===========

      Long-lived assets                               $   382,002     $   188,279    $    11,070    $   581,351
                                                      ===========     ===========    ===========    ===========

      2001

      Sales to unaffiliated customers                 $   451,189     $   135,317    $        --    $   586,506
      Sales between geographic areas                       41,752           9,394        (51,146)            --
                                                      -----------     -----------    -----------    -----------
          Net sales                                   $   492,941     $   144,711    $   (51,146)   $   586,506
                                                      ===========     ===========    ===========    ===========

      Long-lived assets                               $   367,537     $   154,230    $     7,663    $   529,430
                                                      ===========     ===========    ===========    ===========

      2000

      Sales to unaffiliated customers                 $   370,351     $   133,462    $        --    $   503,813
      Sales between geographic areas                       29,435           6,958        (36,393)            --
                                                      -----------     -----------    -----------    -----------
          Net sales                                   $   399,786     $   140,420    $   (36,393)   $   503,813
                                                      ===========     ===========    ===========    ===========

      Long-lived assets                               $   327,311     $    49,251    $     6,385    $   382,947
                                                      ===========     ===========    ===========    ===========

      Export sales from the United States during the years ended October 31, 2002, 2001 and 2000 were $223 million, $238 million and $195 million, respectively. In the year ended October 31, 2002 these exports were shipped primarily to Russia (27%), elsewhere in Europe (28%), Japan (10%), elsewhere in Asia excluding the Middle East (14%), Latin America (9%) and other (12%).

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

      Sales to customers outside the United States accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Foreign countries that accounted for at least 5% of Roper's net sales in any of the past three years have been individually identified in the following table (in thousands). Other countries have been grouped by region.

                                                        Analytical        Fluid       Industrial
                                                           Inst.        Handling        Controls         Total
                                                       -----------     -----------    -----------    -----------
       2002

       Russia                                          $     2,590     $        23    $    60,024    $    62,637
       Germany                                              26,163           8,709          4,597         39,469
       Elsewhere in Europe                                  63,851          10,215         32,115        106,181
       Japan                                                40,730           2,301          1,258         44,289
       Elsewhere in Asia excluding the Middle East          34,617           2,685         10,971         48,273
       Latin America                                        14,337           1,189         88,669         24,195
       Rest of the world                                    16,496           6,677         15,457         38,630
                                                       -----------     -----------    -----------    -----------
         Total                                         $   198,784     $    31,799    $   133,091    $   363,674
                                                       ===========     ===========    ===========    ===========

       2001

       Russia                                          $     1,389     $        --    $    58,389    $    59,778
       Germany                                              21,735           7,852          4,017         33,604
       Elsewhere in Europe                                  50,185          10,592         30,216         90,993
       Japan                                                32,299           4,044            910         37,253
       Elsewhere in Asia excluding the Middle East          28,131           2,890          7,372         38,393
       Latin America                                        10,419           1,361          6,923         18,703
       Rest of the world                                    10,364           6,993         11,222         28,579
                                                       -----------     -----------    -----------    -----------
         Total                                         $   154,522     $    33,732    $   119,049    $   307,303
                                                       ===========     ===========    ===========    ===========

       2000

       Russia                                          $       992     $        --    $    39,980    $    40,972
       Germany                                              15,156           3,654          3,692         22,502
       Elsewhere in Europe                                  41,031           7,157         27,814         76,002
       Japan                                                27,783           7,767            822         36,372
       Elsewhere in Asia excluding the Middle East          19,204           2,686          8,304         30,194
       Latin America                                         9,085             881          8,436         18,402
       Rest of the world                                    10,361           8,064         16,382         34,807
                                                       -----------     -----------    -----------    -----------
         Total                                         $   123,612     $    30,209    $   105,430    $   259,251
                                                       ===========     ===========    ===========    ===========

(15)  Restructuring Activities

      During the three months ended April 30, 2001, Roper recorded $2,559,000 of expenses, reported as part of selling, general and administrative expenses, related to activities to close certain activities at its Petrotech unit and to consolidate certain other facilities. These expenses included approximately $950,000 of personnel costs, $1,100,000 of asset impairment and $509,000 of other related exit costs. All significant restructuring activities were completed by October 31, 2001. These Petrotech activities represented 1% of Roper's total net sales during fiscal 2001 and 4% of net sales during fiscal 2000. The operating profit of these activities was immaterial to Roper during each of fiscal 2001 and fiscal 2000. The total workforce reduction pursuant to these restructuring activities was approximately 150 people, or about 6% of Roper's total workforce at that time.

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 2002, 2001 and 2000

(16)  Quarterly Financial Data (unaudited)

                                                          First         Second         Third        Fourth
                                                          quarter       quarter       quarter       quarter
                                                         ---------     ---------     ---------     ---------
                                                                (in thousands, except per share data)
      2002

      Net sales                                          $ 149,584     $ 153,809     $ 154,640     $ 168,997
      Gross profit                                          79,429        83,080        82,787        91,023
      Income from operations                                24,647        30,452        27,957        31,773
      Earnings before change in accounting principle        14,510        17,456        15,033        19,024

      Earnings before change in accounting principle
       per common share:
        Basic*                                                0.47          0.56          0.48          0.61
        Diluted                                               0.46          0.55          0.47          0.60

      2001

      Net sales                                          $ 137,664     $ 146,830     $ 137,969     $ 164,043
      Gross profit                                          69,741        75,658        73,819        89,752
      Income from operations                                21,864        24,125        23,304        29,135
      Net earnings                                          11,760        13,862        13,133        17,084

      Earnings per common share:
        Basic*                                                0.38          0.45          0.43          0.55
        Diluted                                               0.38          0.44          0.41          0.54

      Earnings before change in accounting principle in fiscal 2002 is comparable to net earnings in fiscal 2001. In the fourth quarter of fiscal 2002, Roper completed its adoption of SFAS 142 retroactive to the beginning of fiscal 2002.

      * The sum of the four quarters does not agree with the total for the year due to rounding.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Of Roper Industries, Inc:

Our audit of the consolidated financial statements referred to in our report dated December 11, 2002 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements The consolidated financial statements and financial statement schedule of Roper Industries, Inc. as of October 31, 2000, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated December 6, 2000.


PricewaterhouseCoopers LLP

Atlanta, Georgia
December 11, 2002

                     ROPER INDUSTRIES, INC. AND SUBSIDIARIES

          Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 2002, 2001 and 2000

                                                        Additions
                                          Balance at    charged to                                     Balance at
                                          beginning     costs and                                         end
                                           of year       expenses       Deductions        Other         of year
                                          ---------      ---------      ----------      ---------      ---------
                                                                      (in thousands)
Allowance for doubtful accounts and sales allowances:

     2002                                 $   4,344      $   1,460       $ (2,491)      $     449      $   3,762
     2001                                     4,294            822         (1,513)            741          4,344
     2000                                     3,760          1,805         (1,543)            272          4,294

Reserve for inventory obsolescence:

     2002                                 $  15,486      $   4,632       $ (3,658)      $   3,771      $  20,231
     2001                                    10,704          5,103         (4,044)          3,723         15,486
     2000                                     6,769          2,636         (1,644)          2,943         10,704

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2002, Roper terminated its relationship with Arthur Andersen LLP ("Arthur Andersen") as our independent public accountants and engaged PricewaterhouseCoopers LLP as our independent public accountants. The decision to change independent public accountants was recommended by the audit committee and approved by our board of directors.

In connection with the audits of our consolidated financial statements as of and for the two fiscal years ended October 31, 2001, and with respect to the subsequent period through January 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference in connection with their report on our consolidated financial statements to the subject matter of the disagreement.

Arthur Andersen's reports on our consolidated financial statements for the past two years ended October 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

We provided Arthur Andersen with a copy of the foregoing disclosure. Attached as
Exhibit 16 is a copy of Arthur Andersen's letter, dated May 31, 2002, stating its agreement with such statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Proposal 1: Election of Three (3) Directors" and "-- Executive Officers", and -- "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934" in our definitive Proxy Statement which relates to our 2003 Annual Meeting of Shareholders to be held on March 21, 2003 to be filed within 120 days after the close of our 2002 fiscal year, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions "BOARD OF DIRECTORS AND EXECUTIVE OFFICERS -- Compensation of Directors" and "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions"; and "EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS

Reference is made to the information included under the captions "COMMON STOCK OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS" and "EQUITY COMPENSATION PLAN INFORMATION" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Annual Report, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) The Consolidated Financial Statements listed in Item 8 of Part II are filed as a part of this Annual Report.

      (a)(2) The following consolidated financial statement schedule on page S-2 is filed in response to this Item. All other schedules are omitted or the required information is either inapplicable or is presented in the consolidated financial statements or related notes:

          II. Consolidated Valuation and Qualifying Accounts for the Years ended October 31, 2002, 2001 and 2000.

      (b)     Reports on Form 8-K

              We filed the following reports on Form 8-K during the fourth quarter of fiscal 2002.

                  On August 1, 2002, we reported under Item 5 the acquisition of three businesses, provided guidance on third quarter results, and announced our participation at an upcoming investor conference. No financial statements were required to be filed with this report and no financial statements were filed.

                  On September 13, 2002, we reported under Item 9 the filing of our Form 10-Q for the quarterly period ended July 31, 2002 and the accompanying certifications of our Chief Executive Officer and our Chief Financial Officer.

      (c)     Exhibits

              The following exhibits are separately filed with this Annual
              Report.

Number                            Exhibit
------                            -------

    2.1 Agreement and Plan of Merger by and among RPR Acquisition Subsidiary, Inc., Roper Industries, Inc. and Zetec, Inc., dated as of July 31, 2002.

(a) 2.2 Share Sale and Purchase Agreement dated July 9, 2001, regarding Struers Holding A/S.

(b) 3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(c) 3.2           Amended and Restated By-Laws

(d)4.01 Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(c)4.02           Credit Agreement dated as of May 18, 2000

(c)4.03           Note Purchase Agreement dated as of May 18, 2000

(b)10.01          1991 Stock Option Plan, as amended +

   10.02          Non-employee Director Stock Option Plan, as amended +

(e)10.03          Form of Amended and Restated Indemnification Agreement +

(f)10.04          Employee Stock Purchase Plan +

(f)10.05          2000 Stock Incentive Plan +

   10.06 Roper Industries, Inc. Non-Qualified Retirement Plan, as amended +

(g)10.07          Brian D. Jellison Employment Agreement dated as of November 6,
                  2001 +

(g)10.08          C. Thomas O'Grady offer letter dated February 19, 2001 +

   10.09          Timothy J. Winfrey offer letter dated May 20, 2002 +

(h)16 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 31, 2002

   21             List of Subsidiaries

   23.1           Consent of Independent Public Accountants

   23.2           Notice Regarding Consent of Arthur Andersen LLP

   99.1           Risk Factors

------------------------

(a) Incorporated herein by reference to Exhibit 99.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 13, 2001 (file no. 1-12273).

(b) Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).

(c) Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (file no. 1-12273).

(d) Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (file no. 0-19818).

(e) Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).

(f) Incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273).

(g) Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273).

(h) Incorporated herein by reference to Exhibit 16 to the Roper Industries, Inc. Amended Current Report on Form 8-K/A filed June 3, 2002 (file no. 1-2273).

+    Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

                             ROPER INDUSTRIES, INC.
                                  (Registrant)

By: /S/ BRIAN D. JELLISON                                       January 15, 2003
    -------------------------------------
    Brian D. Jellison
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ DERRICK N. KEY                       Chairman of the Board                  January 15, 2003
----------------------------------
Derrick N. Key


/S/ BRIAN D. JELLISON                    President and Chief Executive          January 15, 2003
----------------------------------         Officer
Brian D. Jellison                        (Principal Executive Officer)


/S/ MARTIN S. HEADLEY                    Vice President and Chief               January 15, 2003
----------------------------------         Financial Officer
Martin S. Headley                        (Principal Financial and
                                         Accounting Officer)


/S/ W. LAWRENCE BANKS                    Director                               January 15, 2003
----------------------------------
W. Lawrence Banks


----------------------------------       Director
David W. Devonshire


/S/ DONALD G. CALDER                     Director                               January 15, 2003
----------------------------------
Donald G. Calder


/S/ JOHN F. FORT, III                    Director                               January 15, 2003
----------------------------------
John F. Fort, III


/S/ WILBUR J. PREZZANO                   Director                               January 15, 2003
----------------------------------
Wilbur J. Prezzano


/S/ GEORG GRAF SCHALL-RIAUCOUR           Director                               January 15, 2003
----------------------------------
Georg Graf Schall-Riaucour


/S/ ERIBERTO R. SCOCIMARA                Director                               January 15, 2003
----------------------------------
Eriberto R. Scocimara


/S/ CHRISTOPHER WRIGHT                   Director                               January 15, 2003
----------------------------------
Christopher Wright

CERTIFICATIONS

I, Brian D. Jellison, certify that:

1.    I have reviewed this annual report on Form 10-K of Roper Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003

By:  /s/ BRIAN D. JELLISON
   ----------------------------------------------------------
     Brian D. Jellison, President and Chief Executive Officer

CERTIFICATIONS

I, Martin S. Headley, certify that:

1.    I have reviewed this annual report on Form 10-K of Roper Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003

By  /s/ MARTIN S. HEADLEY
   ----------------------------------------------------------
     Martin S. Headley, Vice President and Chief Financial Officer