Form 10-K/A
period 2002-10-31
ROPER INDUSTRIES INC /DE/
filed 2003-01-22
CIK 882835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

      Roper Industries, Inc. is filing this amendment to its Annual Report on Form 10-K to correct a typographical error in footnote 14 to its consolidated financial statements as of October 31, 2002 and 2001 and for the three years in the period ended October 31, 2002 (included in Item 8 of the Annual Report). The table listing net sales in countries and regions outside of the United States in footnote 14 has been amended as follows: "88,669" has been changed to "8,669" in the Industrial Controls column for 2002 sales in Latin America.

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

                                                        Analytical        Fluid       Industrial
                                                           Inst.        Handling        Controls         Total
                                                       -----------     -----------    -----------    -----------
       2002

       Russia                                          $     2,590     $        23    $    60,024    $    62,637
       Germany                                              26,163           8,709          4,597         39,469
       Elsewhere in Europe                                  63,851          10,215         32,115        106,181
       Japan                                                40,730           2,301          1,258         44,289
       Elsewhere in Asia excluding the Middle East          34,617           2,685         10,971         48,273
       Latin America                                        14,337           1,189          8,669         24,195
       Rest of the world                                    16,496           6,677         15,457         38,630
                                                       -----------     -----------    -----------    -----------
         Total                                         $   198,784     $    31,799    $   133,091    $   363,674
                                                       ===========     ===========    ===========    ===========

       2001

       Russia                                          $     1,389     $        --    $    58,389    $    59,778
       Germany                                              21,735           7,852          4,017         33,604
       Elsewhere in Europe                                  50,185          10,592         30,216         90,993
       Japan                                                32,299           4,044            910         37,253
       Elsewhere in Asia excluding the Middle East          28,131           2,890          7,372         38,393
       Latin America                                        10,419           1,361          6,923         18,703
       Rest of the world                                    10,364           6,993         11,222         28,579
                                                       -----------     -----------    -----------    -----------
         Total                                         $   154,522     $    33,732    $   119,049    $   307,303
                                                       ===========     ===========    ===========    ===========

       2000

       Russia                                          $       992     $        --    $    39,980    $    40,972
       Germany                                              15,156           3,654          3,692         22,502
       Elsewhere in Europe                                  41,031           7,157         27,814         76,002
       Japan                                                27,783           7,767            822         36,372
       Elsewhere in Asia excluding the Middle East          19,204           2,686          8,304         30,194
       Latin America                                         9,085             881          8,436         18,402
       Rest of the world                                    10,361           8,064         16,382         34,807
                                                       -----------     -----------    -----------    -----------
         Total                                         $   123,612     $    30,209    $   105,430    $   259,251
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this amended Report to be signed on its behalf by the undersigned, therewith duly authorized.

                             ROPER INDUSTRIES, INC.
                                  (Registrant)

By: /S/ BRIAN D. JELLISON                                       January 22, 2003
    -------------------------------------
    Brian D. Jellison
    President and Chief Executive Officer

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

Date: January 22, 2003

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

Date: January 22, 2003

By  /s/ MARTIN S. HEADLEY
   ----------------------------------------------------------
     Martin S. Headley, Vice President and Chief Financial Officer

EXHIBIT INDEX

Number                               Exhibit

   (a)2.1 Agreement and Plan of Merger by and among RPR Acquisition Subsidiary, Inc., Roper Industries, Inc. and Zetec, Inc., dated as of July 31, 2002.

      2.2 Share Sale and Purchase Agreement (Struers A/S & Logitech Limited) incorporated herein by reference to Exhibits 99.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 13, 2001 (File No. 1-12273).

      3.1 Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 and
            10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (File No. 1-12273).

      3.2   Amended and Restated By-Laws incorporated herein by reference to
            Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

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

      4.02 Credit Agreement Dated as of May 18, 2000, incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

      4.03 Note Purchase Agreement Dated as of May 18, 2000, incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (File No. 1-12273).

     10.01 1991 Stock Option Plan, as amended incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (File No. 1-12273).

     10.02  Non-employee Director Stock Option Plan, as amended.

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

     10.06  Roper Industries, Inc. Non-Qualified Retirement Plan, as amended.

     10.07  Brian D. Jellison Employment Agreement dated as of November 6,
            2001 incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-2273).

     10.08 C. Thomas O'Grady letter dated February 19, 2001 incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file No. 1-12273)..

     10.09  Timothy J. Winfrey offer letter dated May 20, 2002.

     21     List of Subsidiaries

     23.1   Consent of Independent Public Accountants

     23.2   Notice Regarding Consent of Artnur Andersen LLP

     99.1   Risk Factors

----------------
(a) The following schedules or similar attachments to this exhibit has been omitted and will be furnished supplementally upon request.

Disclosure Schedules

Section 2(c) - Officers and Directors of Corporation
Section 3.A.(a) - Organization of the Company and its Subsidiary
Section 3.A.(c) - Noncontravention
Section 3.A.(e) - Capitalization; Company Shares
Section 3.A.(f) - Redemptions
Section 3.A.(g) - Shareholder Debt
Section 3.B.(a) - Financial Statements
Section 3.B.(b) - Events Subsequent to December 31, 2001
Section 3.B.(c) - Undisclosed Liabilities
Section 3.B.(d) - Legal Compliance
Section 3.B.(e) - Tax Matters
Section 3.B.(f) - Real Property
Section 3.B.(g) - Intellectual Property
Section 3.B.(h) - Software
Section 3.B.(i) - No Infringement
Section 3.B.(j) - Tangible Assets
Section 3.B.(l) - Contracts
Section 3.B.(m) - Notes and Accounts Receivable
Section 3.B.(n) - Powers of Attorney
Section 3.B.(o) - Insurance
Section 3.B.(q) - Product Warranty
Section 3.B.(s) - Employees
Section 3.B.(t) - Employee Benefits
Section 3.B.(v) - Environment, Health, and Safety
Section 3.B.(w) - Certain Business Relationships with the company and its
                  Subsidiary
Section 3.B.(z) - Knowledge Group

Exhibits:

Exhibit A - Amended and Restated Escrow, Release, and Indemnification Agreement Exhibit B - Required Consents
Exhibit C - Consent, Termination and Release Agreement
Exhibit D - Noncompetition and Assignment of Inventions Agreement
Exhibit E - Form of Opinion of Counsel to the Company
Exhibit F - Form of Opinion of Counsel to Stockholders