Form 10-Q
period 2003-01-31
ROPER INDUSTRIES INC /DE/
filed 2003-03-17
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003.

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-12273

ROPER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0263969 (I.R.S. Employer Identification No.)

2160 Satellite Blvd., Suite 200 Duluth, Georgia (Address of principal executive offices)	30097 (Zip Code)

(770) 495-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of March 14, 2003 was approximately 32,647,419.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

SIGNATURES	23

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended January 31,

	2003	2002

Net sales	$138,311	$146,517
Cost of sales	66,888	67,970

Gross profit	71,423	78,547

Selling, general and administrative expenses	55,554	53,607

Operating profit	15,869	24,940

Interest expense	4,456	4,631
Other income	571	1,963

Earnings from continuing operations before income taxes and change in accounting principle	11,984	22,272

Income taxes	3,626	7,575

Earnings from continuing operations before change in accounting principle	8,358	14,697

Loss from discontinued operations, net of tax benefit of $201 and $100, respectively	369	187

Earnings before change in accounting principle	7,989	14,510

Goodwill impairment, net of taxes of $11,130	—	25,970

Net earnings/(loss)	$7,989	$(11,460)

Earnings per common share:
Basic:
Earnings from continuing operations before change in accounting principle	$0.26	$0.47
Loss from discontinued operations	(0.01)	—
Goodwill adjustment effective November 1, 2001	—	(0.84)

Net Earnings/(Loss)	$0.25	$(0.37)

Diluted:
Earnings from continuing operations before change in accounting principle	$0.26	$0.46
Loss from discontinued operations	(0.01)	—
Goodwill adjustment effective November 1, 2001	—	(0.82)

Net Earnings/(Loss)	$0.25	$(0.36)

Weighted average common shares outstanding:
Basic	31,363	30,987
Diluted	31,826	31,826

Dividends declared per common share	$0.0875	$0.0825

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	January 31, 2003	October 31, 2002

ASSETS

Cash and cash equivalents	$14,756	$12,422
Accounts receivable, net	122,336	138,290
Inventories	95,299	88,313
Other current assets	4,254	5,224
Assets held for sale	4,772	4,578

Total current assets	241,417	248,827

Property, plant and equipment, net	51,700	51,089
Goodwill, net	471,481	459,233
Other intangible assets, net	38,008	37,032
Other noncurrent assets	34,984	32,792

Total assets	$837,590	$828,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$29,067	$35,253
Accrued liabilities	50,533	65,153
Liabilities related to assets held for sale	2,566	1,698
Income taxes payable	10,395	7,618
Current portion of long-term debt	17,002	20,515

Total current liabilities	109,563	130,237

Long-term debt	318,123	311,590
Other noncurrent liabilities	12,521	11,134

Total liabilities	440,207	452,961

Common stock	326	326
Additional paid-in capital	90,184	89,153
Retained earnings	310,237	304,995
Accumulated other comprehensive earnings	21,016	5,940
Treasury stock	(24,380)	(24,402)

Total stockholders’ equity	397,383	376,012

Total liabilities and stockholders’ equity	$837,590	$828,973

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended January 31,

	2003	2002

Cash flows from operating activities:
Net earnings/(loss)	$7,989	$(11,460)
Depreciation	2,846	2,848
Amortization	1,018	1,178
Goodwill transitional impairment, net of tax	—	25,970
Other, net	(5,176)	(7,250)

Net cash provided by operating activities	6,677	11,286

Cash flows from investing activities:
Acquisitions of business, net of cash acquired	—	(7,747)
Capital expenditures	(2,357)	(1,912)
Other, net	(771)	(212)

Net cash used in investing activities	(3,128)	(9,871)

Cash flows from financing activities:
Debt borrowings	8,873	12,743
Debt payments	(9,752)	(12,242)
Dividends	(2,747)	(2,568)
Other, net	1,006	4,961

Net cash (used) provided in financing activities	(2,620)	2,894

Effect of foreign currency exchange rate changes on cash	1,405	(755)

Net increase in cash and cash equivalents	2,334	3,554

Cash and cash equivalents, beginning of period	12,422	16,419

Cash and cash equivalents, end of period	$14,756	$19,973

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accum. other compre- hensive earnings	Treasury stock	Total

Balances at October 31, 2002	$326	$89,153	$304,995	$5,940	$(24,402)	$376,012
Net earnings	—	—	7,989	—	—	7,989
Exercise of stock options	—	1,031	—	—	—	1,031
Treasury stock sold	—	—	—	—	22	22
Other comprehensive earnings:
Currency translation adjustments	—	—	—	15,076	—	15,076
Dividends declared	—	—	(2,747)	—	—	(2,747)

Balances at January 31, 2003	$326	$90,184	$310,237	$21,016	$(24,380)	$397,383

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended January 31, 2003 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

During the quarter ended January 31, 2003, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

Certain reclassifications have been made to previously reported information to conform to the current presentation.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

3.        Comprehensive Earnings

Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. Comprehensive earnings during the three months ended January 31, 2003 and 2002, was $23,065 and $8,468, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4.        Inventories

	January 31, 2003	October 31, 2002

	(in thousands)
Raw materials and supplies	$64,367	$63,247
Work in process	13,277	11,656
Finished products	39,794	34,383
Other inventory reserves	(20,986)	(19,820)
LIFO reserve	(1,153)	(1,153)

	$95,299	$88,313

5.        Goodwill, net

	Instrumentation	Industrial Technologies	Energy Systems & Controls	Scientific & Ind. Imaging	Total

			(in thousands)
Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233

Additions	—	—	—	—	—
Currency translation adjustments	9,681	1,678	431	458	12,248
Reclassifications	—	—	—	—	—

Balances at January 31, 2002	$207,766	$78,381	$79,347	$105,987	$471,481

6.        Other intangible assets, net

	Cost	Accumulated amort.	Net book value

		(in thousands)
Assets subject to amortization:
Existing customer base	$16,171	$(2,273)	$13,898
Unpatented technology	7,709	(1,754)	5,955
Patents and other protective rights	7,129	(3,569)	3,560
Trade secrets	3,010	(250)	2,760
Sales order backlog	453	(453)	—
Assets not subject to amortization:
Trade names	11,835	—	11,835

Balances at January 31, 2003	$46,307	$(8,299)	$38,008

Amortization expense of other intangible assets was $934 and $900 during the three months ended January 31, 2003 and 2002, respectively.

7.        Contingencies

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

8.        Industry Segments

During the quarter ended January 31, 2003, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended January 31,

	2003	2002	Percent change

Net sales:
Instrumentation	$43,338	$45,509	-4.8%
Industrial Technology	36,536	36,717	-0.5
Energy Systems & Controls	25,001	26,736	-6.5
Scientific & Industrial Imaging	33,436	37,555	-11.0

Total	$138,311	$146,517	-5.6%

Gross profit:
Instrumentation	$25,168	$27,613	-8.9%
Industrial Technology	16,400	16,293	0.7
Energy Systems & Controls	12,436	15,434	-19.4
Scientific & Industrial Imaging	17,419	19,207	-9.3

Total	$71,423	$78,547	-9.1%

Operating profit*:
Instrumentation	$7,599	$9,384	-19.0%

Industrial Technology	6,945	6,834	1.6
Energy Systems & Controls	1,283	5,658	-77.3
Scientific & Industrial Imaging	2,931	6,500	-54.9

Total	$18,758	$28,376	-33.9%

      *   Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $2,889 and $3,436 for the three months ended January 31, 2003 and 2002, respectively.

9.        Discontinued Operations

In connection with the realignment of our businesses during the quarter ended January 31, 2003, the company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations are outlined as follows:

	Three months ended January 31,

	2003	2002

Net sales	$1,350	$3,067

Loss before income taxes	570	287
Income tax benefit	201	100

Loss on discontinued operations	$369	$187

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheets at January 31, 2003 and October 31, 2002. The assets held for sale are outlined as follows:

	January 31, 2003	October 31, 2002

Current assets	$3,588	$3,373
Property, plant and equipment, net	229	250
Goodwill, net	955	955

Assets held for sale	$4,772	$4,578

Liabilities related to assets held for sale are comprised of accounts payables and other accrued liabilities.

The company expects to complete the sale of the Petrotech operation by October 31, 2003. The Petrotech operation was previously reported in the Company’s Energy Systems and Controls segment. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

10.       Recently Released Accounting Pronouncements

The Company adopted SFAS 143 – “Accounting for Asset Retirement Obligations” as of November 1, 2002. There was no material impact to the company related to this new statement.

The Company adopted FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after December 31, 2002 requiring the measurement provisions of this Interpretation.

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. Roper is in the process of assessing the implications of this new statement for the company.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” that amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123 and is in the process of assessing the implications of this new statement for the company.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. These products and services are marketed to selected segments of a broad range of markets including oil & gas, research, power generation, medical, semiconductor, refrigeration, automotive, water / wastewater and general industry.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. Common characteristics of our acquisitions are engineered products or systems that allow us to achieve high gross margins and favorable financial results. We strive for high cash and earnings returns from our investments. During the first quarter of fiscal 2003, our results benefited from five acquisitions made during the third and fourth of quarters of the prior fiscal year –

Zetec reported in our Energy Systems & Controls segment
Qualitek reported in our Instrumentation segment
QImaging reported in our Scientific & Industrial Imaging segment
Duncan Technologies reported in our Scientific & Industrial Imaging segment
Definitive Imaging reported in our Scientific & Industrial Imaging segment

Our largest customer is RAO Gazprom (“Gazprom”), the large Russian gas exploration and distribution company. Through our Compressor Controls business unit we have sold to Gazprom approximately $338 million of pipeline control and automation equipment together with associated services over the past ten years. Gazprom recently informed us that they were re-structuring their procurement procedures and we commenced negotiations on a revised supply contract with representatives of a new internal procurement agency. As a result of various delays during this process, we were unable to make shipments of new equipment to Gazprom during the quarter and only recorded net sales of $1.4 million during the first quarter as compared to $16.0 million during the prior year first quarter. This had a significant adverse impact on our earnings for the quarter. At this time we anticipate final execution of a 2003 supply contract during our second quarter and the issuance of the related financing letter of credit to allow for revenues and earnings from Gazprom to contribute to our second quarter results.

This quarter also represented the last full quarter of the development of a new motion imaging product line by our Scientific & Industrial Imaging segment. Extensive development of this product line commenced during the second quarter of fiscal 2002 and was completed during February 2003. During this period our customers have deferred ordering our existing products in anticipation of significant benefits from our new technology cameras. The quarter ended January 31, 2003 represented the first quarter in which we did not make any shipments of motion imaging products.

This filing includes the first reporting of our operations under the new segment organization established during the quarter ended January 31, 2003. We have re-aligned our operations into four market-focused groups to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. We have recruited and reassigned new managers to lead these realigned groups.

During this realignment of our businesses, we formalized our decision to offer for sale the Petrotech business. Accordingly, we are now reporting Petrotech as a discontinued operation and the results of this business are excluded from earnings from continuing operations.

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K/A for the year ended October 31, 2002 as filed with the Securities and Exchange Commission (“SEC”) and the Notes to our condensed consolidated financial statements included elsewhere in this report.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended October 31, 2002 included in our Annual Report.

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

The development of accounting estimates is the responsibility of our management. Our management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee discusses critical estimates with our external auditors and reviews all financial disclosures to be included in our filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At January 31, 2003, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.9 million, or 3.5% of total gross accounts receivable excluding securitized Gazprom receivables from a vendor financing program. This percentage is influenced by the risk profile of the underlying receivables and increased 40 basis points over the quarter.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At January 31, 2003, inventory reserves for excess and obsolete inventory were $21.0 million, or 17.9% of gross first-in, first-out inventory cost. This percentage is consistent with that arising from our evaluation at the beginning of the quarter.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At January 31, 2003, the accrual for future warranty obligations was $3.5 million or 0.6% of the annualized quarter’s sales. This percentage was 0.5% of equivalent sales at the beginning of the quarter.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the first quarter of 2003, we recognized $3.5 million in revenue using this method. In addition, approximately $7.1 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized at January 31, 2003. Contracts accounted for under this method are generally not significantly different in profitability compared with contracts for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Commencing with the current quarter ending January 31, 2003, our effective income tax rate was reduced to 30% from 31% reflecting the tax benefits of certain changes to our risk management practices and foreign business structures. During the course of fiscal 2002, we also reduced income taxes from the 34% rate used for the first quarter of fiscal 2002 to 31%. Principally this reflected improved expectations for our utilization of all available foreign income tax credits.

The evaluation of the carrying value of goodwill is required to be performed annually and necessitates the valuation of each reporting entity, as defined. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Many of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. Our acquisitions have generally included a large goodwill component and we expect that to continue with future acquisitions.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales.

	Three months ended January 31,

	2003	2002

Net sales
Energy Systems & Controls	$25,001	$26,736
Industrial Technologies	36,536	36,717
Instrumentation	43,338	45,509
Scientific & Industrial Imaging	33,436	37,555

Total	$138,311	$146,517

Gross profit:
Energy Systems & Controls	49.7%	57.7%
Industrial Technologies	44.9	44.4
Instrumentation	58.1	60.7
Scientific & Industrial Imaging	52.1	51.1

Total	51.6	53.6
Selling, general & administrative expenses:
Energy Systems & Controls	44.6%	36.6%
Industrial Technologies	25.9	25.8
Instrumentation	40.5	40.1
Scientific & Industrial Imaging	43.3	33.8

Total	38.0	34.2

Operating profit:
Energy Systems & Controls	5.1%	21.2%
Industrial Technologies	19.0	18.6
Instrumentation	17.5	20.6
Scientific & Industrial Imaging	8.8	17.3

Total	13.6	19.4
Corporate administrative expenses	(2.1)	(2.3)

Income from continuing operations	11.5	17.0
Interest expense	(3.2)	(3.2)
Other income	0.4	1.3

Income from continuing operations before taxes	8.7	15.2
Income taxes	(2.6)	(5.2)

Income from Continuing Operations	6.1	10.0
Income / (loss) from discontinued operations, net of tax	(0.3)	(0.1)

Earnings before change in accounting principle	5.8	9.9
Cumulative effect of change in accounting principle	—	(17.7)

Net earnings	5.8%	(7.8)%

Three months ended January 31, 2003 Compared to three months ended January 31, 2002

Net sales for the quarter ended January 31, 2003 were $138.3 million as compared to $146.5 million in the prior-year quarter. This decrease was primarily attributable to a $14.6 million reduction in sales to Gazprom, for the reasons noted above, and the absence of motion imaging sales in the Imaging segment, partially offset by the contributions from our fiscal 2002 acquisitions.

Net sales in our Energy Systems & Controls segment decreased by 6.5% during the three months ended January 31, 2003 as the reduced sales to Gazprom more than offset the additional sales contributed by Zetec. Gross margins decreased from 57.7% to 49.7% as a result of the adverse sales leverage from the deferred Gazprom sales and the seasonal low sales at Zetec with reduced power generation inspection activity during the peak heating season. This adverse leverage also resulted in an increase in SG&A expenses as a percentage of sales from 36.6% in the prior-year quarter to 44.6% in the current year quarter. As a result, operating margins reduced from 21.2% in the prior-year quarter to 5.1%. Management does not anticipate that the confluence of these events giving rise to such operating margins will recur in the future.

In our Industrial Technologies segment, net sales were down slightly (0.5%) compared to fiscal 2001 primarily from reduced sales to power generation applications. Gross margins improved to 44.9% in the quarter from 44.4% in the prior-year reflecting the impact of continuing operating improvements and headcount actions. Headcount in this segment has reduced by 2.8% as compared to the first quarter of fiscal 2002. SG&A expenses as a percentage of sales were approximately the same at 25.9% and as a result operating profit margins improved to 19.0% in the first quarter of fiscal 2003 from 18.6% in the first quarter of fiscal 2002.

In our Instrumentation segment, net sales decreased by 4.8% as compared to the prior-year quarter primarily as a result of surplus used equipment flooding the weak telecommunications capital equipment markets for our Logitech unit. Elsewhere softness in oil & gas refinery capital spending offset the benefits of the Qualitek acquisition and a 7% benefit to the segment from the weakening of the US dollar. Gross margins moved from 60.7% in the prior year quarter to 58.1% in the current quarter largely from the adverse leverage at our Logitech unit and a $0.3 million write-off of inventory associated with discontinuing certain semi-conductor equipment products. SG&A expenses as a percentage of sales were approximately flat at 40.5%. Overall the segment reported operating profit margins of 17.5% as compared to 20.6% in the prior-year quarter.

Our Scientific & Industrial Imaging segment net sales decreased by 11.0% due primarily to the absence of motion imaging product sales (explained in the overview above) which was partially offset by net sales contributed by the contributions from the QImaging and Definitive Imaging acquisitions. Gross margins improved from 51.1% in the first quarter of 2002 to 52.1% in the current quarter with higher margin sales from our QImaging acquisition which were partially offset by the increased manufacturing costs in the quarter for TEM imaging equipment. SG&A expenses as a percentage of sales increased to 43.3% in the quarter from 33.8% in the prior-year quarter as a result of additional costs associated with the development of the new motion imaging products and additional costs associated with foreign sales subsidiaries. Overall, the segment reported operating profits margins of 8.8% as compared to 17.3% with bulk of the decline attributable to the revamp of the motion imaging business.

Corporate expenses decreased by $0.5 million and reduced as a percentage of sales from 2.3% to 2.1% due primarily to reduced variable executive compensation.

Interest expense decreased $0.2 million, or 4%, for the quarter ended January 31, 2003 compared to the quarter ended January 31, 2002. Average borrowing levels were approximately the same quarter over quarter and effective interest rates were approximately 4% lower.

Other income was $0.6 million in the first quarter of fiscal 2003 as compared to $2.0 million in the prior-year quarter. This was attributable to lower semiconductor royalty income and reduced realized foreign exchange gains.

Income taxes were 30% of pretax earnings in the current year quarter as compared to 34% in the prior-year quarter for the reasons noted in our discussion of critical accounting policies.

During fiscal 2002, we completed a transition review for goodwill impairment under SFAS 142 as of November 1, 2001. This review initially compared the fair value of each previously acquired reporting unit to its carrying value. If an impairment was indicated, the amount was then determined by comparing the implied fair value of goodwill to its carrying amount. This impairment, which was reported as a change in accounting principle, was a $0.82 per share after-tax non-cash charge and was related to the Redlake, Petrotech and Dynamco units.

At January 31, 2003, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2002. This strengthening resulted in a gain of $15.1 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $12.2 million of this adjustment related to goodwill and is not expected to directly affect our expected future cash flows. The quarters operating results in fiscal 2003 also benefited slightly from the weakening of the US dollar. The benefits were less than 2% of operating earnings.

Net orders booked for continuing operations at $149.4 million for the quarter were approximately the same as the first quarter fiscal 2002 net order intake of $149.9 million. Net orders booked from Gazprom were $0.6 million in the quarter as compared to $15.3 million in the first quarter of fiscal 2002 as a result of the delay in finalizing the annual procurement contract. This reduction approximated the additional net orders booked of $14.8 million from our fiscal 2002 acquisitions. Elsewhere, strength in net orders booked for our Scientific & Industrial Imaging segment driven by the impending release of the new motion imaging cameras and strong TEM related orders was somewhat offset by delays in blanket order releases and other industrial market softness for our Industrial Technology segment. Overall, our order backlog at January 31, 2003 increased by $4.1 million as compared to January 31, 2002. Excluding the impact of the delayed Gazprom orders, the order backlog increased by 11.5% of which approximately 50% is attributable to fiscal 2002 acquisitions.

	Net orders booked for the three months ended January 31,		Order backlog as of January 31,

	2003	2002	2003	2002

Instrumentation	$ 42,844	$ 41,476	$ 17,622	$ 20,255
Industrial Technology	39,585	42,810	28,106	32,052
Energy Systems & Controls	22,968	26,436	22,035	21,774
Scientific & Industrial Imaging	44,015	39,163	50,481	40,045

	$ 149,412	$ 149,885	$ 118,244	$ 114,126

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $6.7 million in the quarter as compared to $11.3 million in the prior-year quarter. This decline is principally attributable to Gazprom, partially offset by improved cash generation from assets. Cash used in investing activities were lower in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. In the first quarter of fiscal 2002, we made a final payment due under the purchase agreement for acquisition of Struers and Logitech in September 2001. Cash flows from financing activities during each of the quarters were mostly the borrowing activities associated with the business acquisitions and the debt reductions from our other net positive cash flows.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $134.1 million at January 31, 2003 compared to $126.7 million at October 31, 2002. Excluding the impact of our financing supplemental sales to Gazprom in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, net working capital improved to $119.1 million at January 31, 2003 as compared to $121.7 million at October 31, 2002. This was primarily the result of effective management of our accounts receivable offset by increased inventories from deferred Gazprom and oil & gas and TEM digital imaging equipment shipments. Total debt was $335.1 million at January 31, 2003 (46% of total capital) compared to $332.1 million at October 31, 2002 (47% of total capital).

Our principal $275 million credit facility with a group of banks provides most of our daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At January 31, 2003, utilization of this facility included $150.7 million of U.S. denominated borrowings, the equivalent of $42.1 million of non-U.S. denominated borrowings and $4.2 million of outstanding letters of credit. Total unused availability under this facility was $56.1 million at January 31, 2003. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and to assist in the financing of some additional acquisitions. This facility matures May 2005. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

Our outstanding indebtedness at January 31, 2003 also included $125 million of term notes maturing in May 2007 and May 2010 and do not require sinking fund payments. We may prepay the notes by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

At January 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $2.4 million and $1.9 million were incurred during the first quarters of fiscal 2003 and 2002 respectively. We expect capital expenditures in the balance of the fiscal year to be comparable as a percentage of sales.

In November 2002, Roper’s Board of Directors increased the quarterly cash dividend paid on our outstanding common stock to $0.0875 per share from $0.0825 per share, an increase of 6%. This represents the tenth consecutive year in which the quarterly dividend has been increased since Roper’s 1992 initial public offering. Our board of directors declared and we paid a dividend on January 31, 2003. Payment of any additional dividends require further action by the board of directors.

Recently Issued Accounting Standards

The Company adopted SFAS 143 – “Accounting for Asset Retirement Obligations” as of November 1, 2002. There was no material impact to the company related to this new statement.

The Company adopted FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after December 31, 2002 requiring the measurement provisions of this Interpretation.

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This

Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. Roper is in the process of assessing the implications of this new statement for the company.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” that amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Roper has not chosen to adopt SFAS 123 and is in the process of assessing the implications of this new statement for the company.

Outlook

Current geopolitical conditions are uncertain. A significant terrorist attack or military action against Iraq could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

We maintain an active acquisition program, however, any further acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our activities, financial condition and results of operations. Such acquisitions may be financed by existing credit lines and future cash flows from operations, from the issuance of our equity or some combination of these financing alternatives.

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

Information About Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures and contemplated acquisitions.

Forward-looking statements are only predictions and are not guarantees of financial performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions which are the basis of the forward-looking statements are subject to numerous risks and uncertainties, which, if experienced, could cause our actual financial results to differ materially from those contained in any forward-looking statement. These risks and uncertainties are beyond our ability to control or predict, and they include, but are not limited to, the following:

•         reductions in our business with Gazprom;

•         unfavorable changes in foreign exchange rates;

•         difficulties associated with exports;

•         risks associated with our international operations;

•         difficulty making acquisitions and successfully integrating acquired businesses;

•         increased product liability and insurance costs;

•         increased directors and officers liability and other insurance costs;

•         the fact that our former independent auditors, Arthur Andersen LLP has ceased operations;

•         future competition;

•         changes in the supply of, or price for, parts and components;

•         environmental compliance costs and liabilities;

•         risks and costs associated with asbestos-related litigation;

•         potential write-offs of our substantial intangible assets;

•         terrorist attacks or war with Iraq; and

•         the factors discussed in Exhibit 99.1 to our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002 under the heading “Risk Factors.”

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk on our outstanding borrowings. We are exposed to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the trading price of our common stock.

Interest rate risks at January 31, 2003 were not materially different from the analysis presented in our Annual Report on Form 10-K/A for the year ended October 31, 2002.

Several Roper companies have transactions and balances denominated in currencies other than the US dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen.

Sales by companies whose functional currency was not the US dollar were 34% of our total sales and 79% of these sales were by companies with a European functional currency. The US dollar has relatively consistently weakened against these European currencies since the first quarter of fiscal 2002. The difference between the operating results for these companies for the three months ending January 31, 2003, translated into US dollars at average currency exchange rates experienced during the quarter and these operating results translated into US dollars at average currency exchange rates experienced during the comparable quarter in fiscal 2002 was approximately 2%. If these currency exchange rates had been 10% different throughout the three months ended January 31, 2003 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $2.7 million.

The changes of these currency exchange rates relative to the US dollar during the first quarter of fiscal 2003 compared to currency exchange rates at October 31, 2002 resulted in an increase in net assets of $15.1 million that was reported as a component of comprehensive earnings, $12.2 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock option grants and the effects these grants have on diluted earnings disclosed in our financial statements. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 4.          CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified during the quarter and, therefore, there were no corrective actions taken.

Part II.           OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

a.        Exhibits

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(a)3.2	Amended and Restated By-Laws

(b)4.01

Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(a)4.02	Credit Agreement dated as of May 18, 2000

(a)4.03	Note Purchase Agreement dated as of May 18, 2000

b.        Reports on Form 8-K

We filed the following reports on Form 8-K during the first quarter of fiscal 2003.

On November 1, 2002, we reported under Item 5 the announcement of the transitional impairment test of goodwill as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

On December 12, 2002, we reported under Item 5 our 2002 financial results.

On January 15, 2003, we reported under Item 9 the filing of our Form 10-K for the fiscal year ended October 31, 2002 and the accompanying certifications of our Chief Executive Officer and our Chief Financial Officer.

______________

     (a)   Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

     (b)   Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN D. JELLISON	Chief Executive Officer and President	March 17, 2003

Brian D. Jellison

/s/ MARTIN S. HEADLEY	Vice President and Chief Financial Officer	March 17, 2003

Martin S. Headley

Certifications

I, Brian D. Jellison, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Roper Industries;

2.  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report and

3.  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

    c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Brian D. Jellison
Brian D. Jellison Chief Executive Officer and President

I, Martin S. Headley, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Roper Industries, Inc.;

2.  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report and

3.  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

    c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Martin S. Headley
Martin S. Headley Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.2	Amended and Restated By-Laws incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2002 (File No. 1-12273).

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