Form 10-Q
period 2003-04-30
ROPER INDUSTRIES INC /DE/
filed 2003-06-16
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 1-12273

ROPER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0263969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 Satellite Blvd., Suite 200
Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(770) 495-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the Registrant’s common stock as of June 13, 2003 was approximately 31,504,212.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	April 30,		April 30,

	2003	2002	2003	2002

Net sales	$165,527	$150,827	$303,838	$297,344
Cost of sales	79,517	68,811	146,405	136,781

Gross profit	86,010	82,016	157,433	160,563
Selling, general and administrative expenses	60,156	51,780	115,710	105,387

Income from operations	25,854	30,236	41,723	55,176
Interest expense	4,420	4,588	8,876	9,219
Other income/(expense)	(416)	581	155	2,544

Earnings from continuing operations before income taxes and change in accounting principle	21,018	26,229	33,002	48,501
Income taxes	6,272	8,916	9,898	16,491

Earnings from continuing operations before change in accounting principle	14,746	17,313	23,104	32,010
(Loss)/ income from discontinued operations, net of tax	(616)	143	(985)	(44)

Earnings before change in accounting principle	14,130	17,456	22,119	31,966
Goodwill impairment, net of taxes of $11,130	—	—	—	25,970

Net earnings	$14,130	$17,456	$22,119	$5,996

Net earnings per share:
Basic:
Earnings from continuing operations before change in accounting principle	$0.47	$0.55	$0.74	$1.03
(Loss)/income from discontinued operations	(0.02)	—	(0.03)	—
Goodwill adjustment effective November 1, 2001	—	—	—	(0.84)

Net Earnings	$0.45	$0.56	$0.70	$0.19

Diluted:
Earnings from continuing operations before change in accounting principle	$0.47	$0.54	$0.73	$1.00
(Loss)/income from discontinued operations	(0.02)	—	(0.03)	—
Goodwill adjustment effective November 1, 2001	—	—	—	(0.81)

Net Earnings	$0.45	$0.55	$0.70	$0.19

Weighted average common shares outstanding:
Basic	31,428	31,213	31,395	31,098
Diluted	31,687	31,991	31,748	31,907
Dividends declared per common share	$0.0875	$0.0825	$0.175	$0.165

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	April 30,	October 31,
	2003	2002

ASSETS:
Cash and cash equivalents	$22,972	$12,422
Accounts receivable, net	130,016	138,290
Inventories	95,488	88,313
Other current assets	4,833	5,224
Assets held for sale	5,574	4,578

Total current assets	258,883	248,827
Property, plant and equipment, net	50,722	51,089
Goodwill, net	473,250	459,233
Other intangible assets, net	37,511	37,032
Other noncurrent assets	35,319	32,792

Total assets	$855,685	$828,973

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$38,048	$35,253
Accrued liabilities	54,869	65,153
Liabilities related to assets held for sale	2,524	1,698
Income taxes payable	11,664	7,618
Current portion of long-term debt	10,866	20,515

Total current liabilities	117,971	130,237
Long-term debt	313,911	311,590
Other liabilities	12,734	11,134

Total liabilities	444,616	452,961

Common stock	327	326
Additional paid-in capital	91,173	89,153
Unearned compensation on restricted stock	(416)	—
Retained earnings	321,614	304,995
Accumulated other comprehensive earnings	22,664	5,940
Treasury stock	(24,293)	(24,402)

Total stockholders’ equity	411,069	376,012

Total liabilities and stockholders’ equity	$855,685	$828,973

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended
	April 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$22,119	$5,996
Depreciation	5,811	5,661
Amortization	2,177	1,901
Goodwill transitional impairment, net of tax	—	25,970
Other, net	(40)	(6,935)

Net cash provided by operating activities	30,067	32,593

Cash flows from investing activities:
Acquisitions of business, net of cash acquired	(388)	(7,892)
Capital expenditures	(4,092)	(3,881)
Other, net	(889)	432

Net cash used in investing activities	(5,369)	(11,341)

Cash flows from financing activities:
Debt borrowings	17,047	12,743
Debt payments	(29,033)	(34,523)
Dividends	(5,500)	(5,146)
Proceeds from sales of common stock, net	1,606	6,962

Net cash used by financing activities	(15,880)	(19,964)

Effect of foreign currency exchange rate changes on cash	1,732	(290)

Net increase in cash and cash equivalents	10,550	998
Cash and cash equivalents, beginning of period	12,422	16,419

Cash and cash equivalents, end of period	$22,972	$17,417

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited)
(in thousands)

			Unearned		Accumu-
			compen-		lated
			sation		other
		Additional	on		compre-
	Common	paid-in	restricted	Retained	hensive	Treasury
	stock	capital	stock	earnings	earnings	stock	Total

Balances at October 31, 2002	$326	$89,153		$304,995	$5,940	$(24,402)	$376,012
Net earnings	—	—		22,119	—	—	22,119
Stock option transactions	1	1,545		—	—	—	1,545
Treasury stock sold	—	—		—	—	109	109
Other comprehensive earnings:
Currency translation adjustments	—	—		—	16,724	—	16,724
Restricted stock grants	—	475	(416)	—	—	—	59
Dividends declared	—	—		(5,500)	—	—	(5,500)

Balances at April 30, 2003	$327	$91,173	$(416)	$321,614	$22,664	$(24,293)	$411,069

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2003

1.     Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended April 30, 2003 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

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

The results of operations for the three and six-month periods ended April 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

3.     Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings for the six months ended April 30, 2003 and 2002 were $38,843 and $31,716, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4.     Inventories

	April 30,	October 31,
	2003	2002

	(in thousands)
Raw materials and supplies	$67,678	$63,247
Work in process	12,832	11,656
Finished products	39,219	34,383
Other inventory reserves	(23,055)	(19,820)
LIFO reserve	(1,186)	(1,153)

	$95,488	$88,313

5. Goodwill, net

			Energy
		Industrial	Systems	Scientific &
	Instrumentation	Technologies	& Controls	Ind.Imaging	Total

	(in thousands)
Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233
Purchase accounting adjustments	2	—	125	261	388
Currency translation adjustments	10,083	2,066	523	957	13,629

Balances at April 30, 2003	$208,170	$78,769	$79,564	$106,747	$473,250

6. Other intangible assets, net

		Accumulated	Net book
	Cost	amort.	value

		(in thousands)
Assets subject to amortization:
Existing customer base	$16,629	$(2,749)	$13,880
Unpatented technology	7,658	(2,034)	5,624
Patents and other protective rights	7,196	(3,801)	3,395
Trade secrets	3,010	(375)	2,635
Sales order backlog	439	(439)	—
Assets not subject to amortization:
Trade names	11,977	—	11,977

Balances at April 30, 2003	$46,909	$(9,398)	$37,511

Amortization expense of other intangible assets was $2,011 and $1,762 during the six months ended April 30, 2003 and 2002, respectively.

7.     Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. Based upon Roper’s past experience with the defense and resolution of its product liability and employment practice claims and the limits of the primary, excess, and umbrella liability insurance available with respect to pending claims, management believes that adequate provisions have been made to cover any potential liability not covered by such insurance and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper.

There recently has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named as defendants in some such cases. To date no significant costs have been incurred by Roper in connection with these claims. Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not currently possible to determine the potential liability, if any, that may be incurred by Roper.

8.     Industry Segments

In fiscal 2003, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended			Six months ended
	April 30,			April 30,

	2003	2002	Change	2003	2002	Change

Net sales:
Instrumentation	$43,581	$42,596	2.3%	$86,919	$88,105	-1.3%
Industrial Technology	40,588	40,223	0.9	77,124	76,940	0.2
Energy Systems & Controls	37,660	29,705	26.8	62,661	56,441	11.0
Scientific & Industrial Imaging	43,698	38,303	14.1	77,134	75,858	1.7

Total	$165,527	$150,827	9.7%	$303,838	$297,344	2.2%

Gross profit:
Instrumentation	$25,037	$24,744	1.2%	$50,205	$52,357	-4.1%
Industrial Technology	18,649	18,835	-0.1	35,049	35,128	-0.2
Energy Systems & Controls	19,773	17,934	10.3	32,209	33,368	-3.5
Scientific & Industrial Imaging	22,551	20,503	10.0	39,970	39,710	0.7

Total	$86,010	$82,016	4.9%	$157,433	$160,563	-1.9%

Operating profit*:
Instrumentation	$5,598	$8,579	-34.7%	$13,197	$17,963	-26.5%
Industrial Technology	8,580	9,644	-11.0	15,525	16,478	-5.8
Energy Systems & Controls	7,257	7,000	3.7	8,540	12,658	-32.5
Scientific & Industrial Imaging	7,662	8,121	-5.7	10,593	14,621	-27.5

Total	$29,097	$33,344	-12.7%	$47,855	$61,720	-22.5%

*	Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $3,243 and $3,108 for the three months ended April 30, 2003 and 2002, respectively. These expenses were $6,132 and $6,544 for the six months ended April 30, 2003 and 2002, respectively.

9.     Discontinued Operations

In connection with the realignment of our businesses during the first quarter of this fiscal year, the company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations are outlined as follows:

	Three months ended		Six months ended
	April 30,		April, 30

	2003	2002	2003	2002

Net sales	$1,022	$2,982	$2,372	$6,049
(Loss)/Income before income taxes	(937)	221	(1,507)	(66)
Income tax benefit/(expense)	321	(78)	522	22

(Loss)/Income on discontinued operations	$(616)	$143	$(985)	$(44)

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheets at April 30, 2003 and October 31, 2002. The assets held for sale are outlined as follows:

	April 30,	October 31,
	2003	2002

Current assets	$4,464	$3,373
Property, plant and equipment, net	155	250
Goodwill, net	955	955

Assets held for sale	$5,574	$4,578

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

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” (“VIE’s”) that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. FIN 46 applies immediately to VIE’s created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. Roper is in the process of assessing the implications of this new statement for the company.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123; however, as permitted by SFAS 123, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Roper’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.

If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income and income per share would have been approximately as presented below.

	Three Months Ended		Six Months Ended

	April 30,	April 30,	April 30,	April 30,
	2003	2002	2003	2002

Net earnings, as reported (in thousands)	$14,130	$17,456	$22,119	$5,996
Deduct: Total additional stock based compensation cost, net of tax	1,896	1,842	3,682	3,803

Net earnings Pro forma (in thousands)	$12,234	$15,614	$18,437	$2,193

Net Earnings per share, as reported:
Basic	$0.45	$0.56	$0.70	$0.19
Diluted	0.45	0.55	0.70	0.19
Net Earnings per share, Pro forma:
Basic	$0.39	$0.50	$0.59	$0.07
Diluted	0.39	0.49	0.58	0.07

11.     Restricted Stock

In March 2003, restricted stock awards for a total of 14,000 shares and a deferred stock award for 2,000 shares were awarded to the Company’s non-management directors under the Company’s equity compensation plans in which these directors participate. The restrictions on 50% of the restricted stock awards to a director will lapse upon his continuous service for six months following the grant, and the restrictions on the remaining 50% upon his continuous service for one year following the grant. Similarly, 50% of the deferred stock award will vest upon continuous service for six months and the remaining 50% will vest upon one year of continuous service. Directors who received restricted stock will have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. The deferred stock award shares will be issued without restrictions upon the completion of the applicable continuous service periods. A director who terminates his service before the applicable restricted or continuous service periods run will forfeit the right to receive the corresponding shares.

The fair value of the shares awarded by the restricted stock and deferred stock awards on the date of grant is amortized ratably over the vesting period. Unearned compensation on the March 2003 grant of the awards of $475,000 was recorded based on the market value of the shares on the date of grant and is generally being amortized over one year. The unamortized balance of unearned compensation on the awards is included as a separate component of stockholders’ equity.

Compensation expense of $59,000 was recorded during the three months ended April 30, 2003 for the awards.

12.     Restructuring Activities

In conjunction with segment realignment described in note 8, Roper has commenced certain restructuring activities designed to reduce excess manufacturing capacity, move certain activities to lower-cost locations and transform activities to have lower fixed costs associated with those activities. During the six months ended April 30, 2003, Roper incurred approximately $2.7 million in costs related to these activities. Approximately $2.4 million of these costs were included in selling, general and administrative expenses and $0.4 million in cost of sales. Roper expects these activities to continue at least through the end of our current fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and “Annual Report” Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K/A for the year ended October 31, 2002 as filed with the Securities and Exchange Commission (“SEC”) and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. Common characteristics of our acquisitions are engineered products or systems that have high gross margins and generate favorable financial results. We strive for high cash and earnings returns from our acquisition investments. During the first half of fiscal 2003, our results of operations benefited from five acquisitions made during the second half of the prior fiscal year –

•	Zetec, reported in our Energy Systems & Controls segment

•	Qualitek, reported in our Instrumentation segment

•	QImaging, reported in our Scientific & Industrial Imaging segment

•	Duncan Technologies, reported in our Scientific & Industrial Imaging segment

•	Definitive Imaging, reported in our Scientific & Industrial Imaging segment

Our largest customer is OAO Gazprom (“Gazprom”), a large Russian gas exploration and distribution company, with whom we have dealt over the past ten years through a number of its procurement affiliates. In late 2002, Gazprom assigned a new procurement affiliate to negotiate with us and during the quarter we secured a new supply agreement and new orders under this agreement of $9.4 million. Total net sales to Gazprom in the quarter were $8.7 million compared to $16.6 million in the prior-year second quarter, which reduction had a significant adverse impact year-over-year on consolidated earnings for the quarter.

During the three months ended April 30, 2003, we also launched a new motion imaging product line in our Scientific & Industrial Imaging segment. Extensive development of this product line commenced during the second quarter of fiscal 2002 and was completed during February 2003. During the development period our customers have deferred ordering our existing products in anticipation of significant benefits from our new technology cameras.

Beginning with the first quarter of fiscal 2003, we began reporting of our operations under a new segment structure. This structure has realigned our operations into four market-focused groups to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. Having recruited and reassigned managers to lead these realigned groups in the first quarter, we are cascading leadership through these segments with the hiring of several key managers from quality growth companies to provide enhanced functional and synergistic expertise.

Following the segment realignment, we started a number of restructuring activities. We have largely completed the integration of our Acton Research and Integrated Design business units, made considerable progress on the integration of Qualitek into the Uson business unit, which will be completed in the third quarter of fiscal 2003, and began integrating the production operations of our Redlake business unit into other Company facilities, also scheduled to be substantially completed in the third quarter. In addition, we opened a new production facility in China, completed our plans to move Struers manufacturing into a new facility, continued planning for various outsourcing activities, and announced that the production operations of the Dynamco business unit will be moved into a new operation in Mexico in the third quarter. All of these actions are planned to lower manufacturing costs and enhance margins.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended October 31, 2002 included in our Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At April 30, 2003, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.8 million, or 3.2% of total gross accounts receivable of $120.1 million excluding securitized Gazprom receivables subject to a vendor financing program of $10.3 million. This percentage is influenced by the risk profile of the underlying receivables and decreased 30 basis points over the quarter.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At April 30, 2003, inventory reserves for excess and obsolete inventory were $23.1 million, or 19.6% of gross first-in, first-out inventory cost. This percentage has risen from the previous quarter largely as a result of discontinuing certain semiconductor product lines as part of the restructuring activities noted above.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At April 30, 2003, the accrual for future warranty obligations was $3.5 million or 0.5% of annualized quarter’s sales. The reserve was approximately the same value at the beginning of the quarter.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the second quarter of 2003, we recognized $8.5 million of net sales using this method. In addition, approximately $13.9 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at April 30, 2003. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We continued to utilize an effective income tax rate of 30% in the second quarter, which is 400 basis points lower than the 34% rate used in the prior year second quarter. This reduction arose principally as result of reflecting the tax benefits arising from certain changes to our risk management practices and foreign business structures as well as improved expectations for our utilization of all available foreign income tax credits.

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

	Three months ended		Six months ended

	April 30,		April 30,

	2003	2002	2003	2002

Net sales
Energy Systems & Controls	$37,660	$29,705	$62,661	$56,441
Industrial Technologies	40,588	40,223	77,124	76,940
Instrumentation	43,581	42,596	86,919	88,105
Scientific & Industrial Imaging	43,698	38,303	77,134	75,858

Total	$165,527	$150,827	$303,838	$297,344

Gross profit:
Energy Systems & Controls	52.5%	60.4%	51.4%	59.1%
Industrial Technologies	45.9	46.8	45.4	45.7
Instrumentation	57.4	58.1	57.8	59.4
Scientific & Industrial Imaging	51.6	53.5	51.8	52.3

Total	52.0	54.4	51.8	54.0
Selling, general & administrative expenses:
Energy Systems & Controls	33.2%	36.8%	37.8%	36.7%
Industrial Technologies	24.8	22.9	25.3	24.3
Instrumentation	44.6	37.9	42.6	39.0
Scientific & Industrial Imaging	34.1	32.3	38.1	33.0

Total	34.4	32.3	36.0	33.2
Operating profit:
Energy Systems & Controls	19.3%	23.6%	13.6%	22.4%
Industrial Technologies	21.1	24.0	20.1	21.4
Instrumentation	12.8	20.1	15.2	20.4
Scientific & Industrial Imaging	17.5	21.2	13.7	19.3

Total	17.6	22.1	15.8	20.8
Corporate administrative expenses	(2.0)	(2.1)	(2.0)	(2.2)

Income from continuing operations	15.6	20.0	13.8	18.6
Interest expense	(2.6)	(3.0)	(2.9)	(3.1)
Other income / (loss)	(0.3)	0.4	0.0	0.8

Income from continuing operations before taxes	12.7	17.4	10.9	16.3
Income taxes	(3.8)	(5.9)	(3.3)	(5.5)

Income from Continuing Operations	8.9	11.5	7.6	10.8
Income / (loss) from discontinued operations, net of tax	(0.4)	0.1	(0.3)	(0.0)

Earnings before change in accounting principle	8.5	11.6	7.3	10.8
Cumulative effect of change in accounting principle	—	—	—	(8.8)

Net earnings	8.5%	11.6%	7.3%	2.0%

Three months ended April 30, 2003 compared to three months ended April 30, 2002

Net sales for the quarter ended April 30, 2003 were $165.5 million as compared to $150.8 million in the prior-year quarter, a 10% increase. This increase was primarily attributable to sales increases in both our Energy Systems & Controls and Scientific & Industrial Imaging segments and reflects $15.5 million of net sales attributed to fiscal 2002 acquisitions and $9.2 million from translation of foreign currency denominated net sales. The increase in the Energy Systems & Controls segment was the result of having the Zetec acquisition included in the results for the second quarter of the current fiscal year but not in the second quarter of the prior fiscal year. This increase was offset by a reduced level of sales to Gazprom in the second quarter of the current year as compared to the previous year. The increase in the Scientific &

Industrial Imaging segment was the result of the inclusion of the QImaging acquisition in the results for the second quarter of the current fiscal year but not in the second quarter of the prior fiscal year, as well as sales increases due to the introduction of new motion imaging product lines.

Net sales in our Energy Systems & Controls segment increased by 26.8% during the three months ended April 30, 2003, compared to the three month ended April 30, 2002, as the additional sales contributed by Zetec, acquired in the third quarter of 2003, more than offset the reduced sales to Gazprom. Gross margins decreased from 60.4% to 52.5% in the second quarter of 2003 compared to the same quarter last year as a result of the adverse sales leverage from the reduced Gazprom sales and the lower margins at Zetec pending completion of integration activities. SG&A expenses as a percentage of sales were controlled and declined to 33.2% in the current year quarter, down from 36.8% in the prior-year quarter. As a result, operating margins only reduced from 23.6% in the prior-year quarter to 19.3% in the current year quarter.

In our Industrial Technologies segment, net sales were up slightly (0.1%) which was driven by an increase in sales from our foreign business units due to a strong Euro in this fiscal quarter as compared to the prior-year quarter. Gross margins were 45.9% in the second quarter versus 46.8% in the prior-year, but increased 1.0% from the first quarter of this fiscal year. We experienced margin pressure in certain markets from cost increases on Euro-sourced products. SG&A expenses as a percentage of net sales were up slightly over the prior year quarter at 24.8% but 1.1% lower than the first quarter of this fiscal year. The sequential increase was a result of costs to start-up our new Chinese assembly facility and the translation of European currency denominated expenses. Operating profit margins were 21.1% in the first quarter of fiscal 2003 as compared to 24.0% in the first quarter of fiscal 2002.

In our Instrumentation segment, net sales increased by 2.3% in the second quarter as compared to the prior-year quarter primarily as a result of the stronger Euro on our foreign sales units and the inclusion of Qualitek, acquired in the third quarter of 2002. This increase was offset by surplus used equipment reducing demand in an already weak telecommunications capital equipment market for our Logitech unit. Gross margins moved from 58.1% in the prior-year second quarter to 57.4% in the current quarter largely from the adverse leverage at our Logitech unit and lower margins at our Uson unit due to product mix and the lower margins from the Qualitek acquisition prior to completing its full integration into Uson. SG&A expenses as a percentage of net sales were up significantly to 44.6% in the current quarter, compared to 37.9% in the prior-year quarter. The increase is driven by $1.7 million of restructuring charges in the current year to integrate the Acton Research and Integrated Design business units. Overall the segment reported operating profit margins of 12.8% as compared to 20.1% in the prior-year quarter.

Our Scientific & Industrial Imaging segment net sales increased by 14.1% due primarily to the introduction of the new motion imaging product line and the net sales contributed by the QImaging and Definitive Imaging acquisitions. Gross margins declined from 53.5% in the second quarter of 2002 to 51.6% in the current quarter due to the increased manufacturing costs in the quarter for TEM imaging equipment and $0.4 million of restructuring costs at our Redlake business. SG&A expenses as a percentage of net sales increased to 34.1% in the second quarter of fiscal 2003 from 32.3% in the prior-year quarter as a result of additional costs associated with the development of the new motion imaging products and additional costs associated with foreign sales subsidiaries. Overall, the segment reported operating profits margins of 17.5% as compared to 21.2% with bulk of the decline attributable to the revamp of the motion imaging business.

Corporate expenses remained flat in the current quarter compared to the same quarter of fiscal 2002 and reduced as a percentage of sales from 2.1% to 2.0%.

Interest expense decreased $0.2 million, or 4%, for the quarter ended April 30, 2003 compared to the quarter ended April 30, 2002. Average borrowing levels were slightly higher than prior year levels but were offset by lower effective interest rates.

Other expense was $0.4 million in the second quarter of fiscal 2003 as compared to $0.6 million of income in the prior-year quarter. This was attributable to lower semiconductor equipment royalty income and increased realized foreign exchange losses.

Income taxes were 30% of pretax earnings in the current year quarter as compared to 34% in the prior-year quarter for the reasons noted in our discussion of critical accounting policies.

At April 30, 2003, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2002 and January 31, 2003. This strengthening resulted in a gain of $1.6 million in the foreign exchange component of comprehensive earnings for the quarter and $16.7 million for the first six months of the fiscal year. Approximately $13.6 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the second quarter of fiscal 2003 also benefited slightly from the weakening of the US dollar. The benefits were less than 2% of income from operations.

Net orders, booked from continuing operations, were $156.6 million for the quarter, 4.0% higher than the second quarter fiscal 2002 net order intake of $150.6 million. Net orders booked from Gazprom were $10.0 million in the current quarter as compared to $14.6 million in the second quarter of fiscal 2002. This reduction was more than offset by the additional net orders booked of $13.6 million in the quarter from our fiscal 2002 acquisitions. Overall, our order backlog at April 30, 2003 decreased by 3.7% as compared to April 30, 2002. Excluding the impact of the decreased Gazprom orders, the order backlog increased by 1.5%.

	Net orders booked
	for the three months		Order backlog as
	ended April 30,		of April 30,

	2003	2002	2003	2002

Energy Systems & Controls	$40,156	$32,764	$24,577	$24,618
Industrial Technology	41,749	39,914	28,063	31,801
Instrumentation	42,004	41,205	15,858	18,692
Scientific & Industrial Imaging	32,709	36,695	40,020	37,521

	$156,618	$150,578	$108,518	$112,632

Six Months ended April 30, 2003 compared to six months ended April 30, 2002

Net sales for the six-months ended April 30, 2003 were $303.8 million, a 2% increase compared to the equivalent prior-year period. The increase reflects $28.7 million of sales attributed to fiscal 2002 acquisitions and $15.0 million arising from the translation of foreign currency denominated sales. These gains were partially offset by $22.6 million lower net sales to Gazprom, as a result the delays previously discussed and lower sales in the first quarter of motion imaging products pending the introduction of new products in the second quarter of 2003.

Net sales in our Energy Systems and Controls segment increased by 11.0% during the six-months ended April 30, 2003 compared to the six months ended April 30, 2002 as the additional sales contributed by Zetec and strength in the sales of control equipment to our core customers more than offset the reduced sales to Gazprom. Gross margins decreased from 59.1% to 51.4% as a result of adverse leverage from lower sales to Gazprom and lower margins at Zetec pending the completion of all integration activities. SG&A expense as a percentage of net sales in the first six months of 2003 were consistent with the prior year and as a result operating profit margins reduced from 22.4% to 13.6% versus the prior year period reflecting the reductions in gross margins.

In our Industrial Technologies segment, net sales in the first six months of 2003 were flat with the prior year. Gross margins were consistent with the prior year but SG&A expenses as a percentage of net sales increased by 1% as a result of costs to start-up of our new Chinese assembly facility near Shanghai and the translation of Sterling denominated expenses. Operating profit margins were 20.1% as compared to 21.4% in the first-six months of fiscal 2002 reflecting these slightly higher SG&A expenses.

Net sales in our Instrumentation segment in the first six months of fiscal 2003 declined by 1.3% as lower sales of telecommunications capital equipment more than offset the favorable benefits of the fiscal 2002 acquisition of Qualitek and currency translation impacts. Gross margins of 57.8% in the first six months of fiscal 2003 compare with 59.4% in the prior-year period with adverse volume leverage from telecommunications equipment sales and lower margins at Qualitek prior to completion of integration activities contributing to the decline. The segment’s SG&A expenses as a percentage of net sales were 42.6% as compared to 39.0% in the prior-year period. This increase was principally the result of $1.9 million of restructuring expenses from various consolidation and cost reduction actions, and adverse volume leverage from lower telecommunications equipment sales. As a result of the above, operating profits as a percentage of net sales declined from 20.4% in the prior-year period to 15.2% this year.

Our Scientific and Industrial Imaging segment reported a 1.7% increase in net sales for the six-month period as compared to fiscal 2002. This increase was attributable to fiscal 2002 acquisitions and favorable currency translation on sales into Europe and Japan, offset by lower sales of motion imaging equipment prior to the February 2003 introduction of new technology models. Gross margins were 51.8% as compared to 52.3% in fiscal 2002 with lower margins from $0.4 million of restructuring costs and increased manufacturing costs for TEM equipment. SG&A expenses as a percentage of sales increased to 38.1% from 33.0% in fiscal 2002, the primary factors being development costs for the new motion imaging products and additional costs associated with foreign sales subsidiaries.

Corporate expenses in the first six months of fiscal 2003 were reduced $0.3 million from the same period in fiscal 2002 as a result of lower variable compensation expense.

Interest expense decreased $0.3 million for the six-month period ended April 30, 2003 as compared to the six-month period ended April 30, 2002. Average borrowing levels were slightly higher than prior-year levels but were offset by lower effective interest rates.

Other income was $2.4 million lower in the first six months of fiscal 2003 compared to the same period in fiscal 2002 as a result of realized foreign exchange losses in the current year as compared to realized foreign exchange gains in fiscal 2002 and lower semiconductor equipment royalty income.

Income taxes were 30% of pretax earnings in the current fiscal period as compared to 34% in fiscal 2002 for the reasons noted in our discussion of critical accounting policies.

During fiscal 2002, we completed a transition review for goodwill impairment under SFAS 142 as of November 1, 2001. This review initially compared the fair value of each previously acquired reporting unit to its carrying value. If an impairment was indicated, the amount was then determined by comparing the implied fair value of goodwill to its carrying amount. This impairment, which was reported as a change in accounting principle, was a $26.0 million after-tax non-cash charge and was related to the Redlake, Petrotech and Dynamco reporting units.

Net cash provided by operating activities were 8% lower than in fiscal 2002 as a result of lower earnings from continuing operations before change in accounting principle partially offset by reductions in working capital – particularly reductions in accounts receivable.

Lower cash was used in investing activities as the prior-year period included a post-closing payment on a fiscal 2001 acquisition.

$12.0 million of debt was repaid over the six-months ended April 30, 2003 as compared with $21.8 million repaid in the prior-year period. This difference was primarily due to a temporary increase in cash holdings in Europe.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $23.4 million in the quarter as compared to $21.3 million in the prior-year quarter, a 10% increase. This increase is principally attributable to improved net working capital. Cash used in investing activities was higher in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. In the second quarter of fiscal 2002, we had proceeds from the sale of a vacated facility. Cash used by financing activities during each of the quarters were mostly the payment of dividends and debt reductions from our other net positive cash flows.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $128.8 million at April 30, 2003 compared to $126.7 million at October 31, 2002. Excluding the impact of our financing supplemental sales to Gazprom in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, net working capital was $118.6 million at April 30, 2003 as compared to $116.7 million at October 31, 2002. This increase was primarily the result of currency translation of European asset balances which created an increase of $2.3 million. Also, improved accounts receivable management somewhat offset increased inventories from deferred Gazprom and oil & gas and TEM digital imaging equipment shipments. Total debt was $324.8 million at April 30, 2003 compared to $332.1 million at October 31, 2002. The leverage of the Company improved as shown in the following:

	April 30,	October 31,
	2003	2002

Total Debt	$324,777	$332,105
Cash	(22,972)	(12,422)

Net Debt	301,805	319,683
Equity	411,069	376,012

Total Net Capital	$712,874	$695,695
Net Debt / Total Net Capital	42.3%	46.0%

Our principal $275 million credit facility with a group of banks provides most of our daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At April 30, 2003, we had outstanding U.S. dollar denominated borrowings of $147.2 million, the equivalent of $39.5 million of Euro denominated borrowings and $4.6 million of outstanding letters of credit. Total unused availability under this facility was $22.4 million at April 30, 2003. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and to assist in the financing of some additional acquisitions. This facility matures May 2005. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses.

Our outstanding indebtedness at April 30, 2003 also included $125 million of term notes maturing in May 2007 and May 2010 which do not require sinking fund payments. We may prepay the notes by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

At April 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $1.7 million and $2.0 million were incurred during the second quarters of fiscal 2003 and 2002 respectively. We expect capital expenditures for the balance of the fiscal year to be comparable as a percentage of sales.

In November 2002, Roper’s Board of Directors increased the quarterly cash dividend paid on our outstanding common stock to $0.0875 per share from $0.0825 per share, an increase of 6%. This represents the tenth consecutive year in which the quarterly dividend has been increased since Roper’s 1992 initial public offering. Our Board of Directors declared and we paid a dividend on April 30, 2003. Payment of any additional dividends require further action by the Board of Directors.

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

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” (“VIE’s”) that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. FIN 46 applies immediately to VIE’s created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. Roper is in the process of assessing the implications of this new statement for the company.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has not chosen to adopt the accounting provisions of SFAS 123; however, as permitted by SFAS 123, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

Outlook

Current geopolitical uncertainties could adversely affect our business prospects. A significant terrorist attack or uncontained spread of the SARS virus could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, the proceeds from the issuance of new debt or equity securities or some combination of these methods.

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

Forward-looking statements are only predictions and are not guarantees of financial performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions which are the basis of the forward-looking statements are subject to numerous risks and uncertainties, which, if experienced, could cause our actual financial results to differ materially from those contained in any forward-looking statement. Many of these risks and uncertainties are beyond our ability to control or predict, and they include, but are not limited to, the following:

•	reductions or delays in our business with Gazprom;

•	unfavorable changes in foreign exchange rates;

•	difficulties associated with exports;

•	risks associated with our international operations;

•	difficulty making acquisitions and successfully integrating acquired businesses;

•	increased product liability and insurance costs;

•	increased directors and officers liability and other insurance costs;

•	future competition;

•	changes in the supply of, or price for, parts and components;

•	environmental compliance costs and liabilities;

•	risks and costs associated with asbestos-related litigation;

•	potential write-offs of our substantial intangible assets;

•	the continued spread of the SARS virus;

•	terrorist attacks; and

•	the factors discussed in Exhibit 99.1 to our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002 under the heading “Risk Factors.”

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

Interest rate risks at April 30, 2003 were not materially different from the analysis presented in our Annual Report on Form 10-K/A for the year ended October 31, 2002.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Sterling, Danish krone or Japanese Yen.

Sales by companies whose functional currency was not the U.S. dollar were 41% of our total sales and 76% of these sales were by companies with a European functional currency. The U.S. dollar has relatively consistently weakened against these European currencies since the first quarter of fiscal 2002. The difference between the operating results for these companies for the three months ending April 30, 2003, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in fiscal 2002 was approximately 2.4%. If the impact of selling European sourced product in the U.S. is also considered, the impact of currency movements was less than 2%. If these currency exchange rates had been 10% different throughout the three months ended April 30, 2003 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $0.3 million.

The changes of these currency exchange rates relative to the U.S. dollar during the second quarter of fiscal 2003 compared to currency exchange rates at January 31, 2003 resulted in an increase in net assets of $1.6 million that was reported as a component of comprehensive earnings, $1.4 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock option grants and the effects these grants have on diluted earnings per share disclosed in our financial statements. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Roper held its 2003 Annual Meeting of Shareholders on March 21, 2003. Of the 31,399,866 shares eligible to vote at the meeting, 22,250,784 were present either in person or by proxy. Of the shares present, 1,526,151 shares were asserted to be entitled to five votes per share based on certain beneficial ownership holding period requirements. The following proposals were submitted to shareholders at the 2003 Annual Meeting of Shareholders.

Proposal 1: Election of Three (3) Directors

Each of the directors identified below elected at the 2003 Annual Meeting of Shareholders was elected for a term expiring at the 2006 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2004 Annual Meeting of Shareholders or the 2005 Annual Meeting of Shareholders are as follows: W. Lawrence Banks (2004), David W. Devonshire (2004), John F. Fort III (2004) Brian D. Jellison (2004), Donald G. Calder (2005), Derrick N. Key (2005), and Christopher Wright (2005).

Proposal 2: Approval of Amendments to the Roper Industries, Inc. 2000 Stock Incentive Plan

Following are the election results for these proposals.

	Number of Votes

	For	Against	Abstain

Proposal 1
Wilbur J. Prezzano	28,138,460	216,928	0
Georg Graf Schall-Riaucour	28,051,459	303,929	0
Eriberto R. Scocimara	28,051,459	303,929	0
Proposal 2	23,010,020	5,103,335	242,033

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(b)4.2	Credit agreement dated as of May 18, 2000

(b)4.3	Note Purchase Agreement dated as of May 18, 2000

10.2	1993 Stock Plan for Nonemployee Directors, as amended and restated as of March 11, 2003.†

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

b.     Reports on Form 8-K

We filed the following reports on Form 8-K during the second quarter of fiscal 2003.

On February 6, 2003, we reported under Item 9 our announcement of realignment into four market-focused segments and the slide presentation made at the Gabelli & Company investment conference presentation.

On February 27, 2003, we reported under Item 9 first quarter 2003 financial results.

On February 27, 2003, we reported under Item 9 financial information for fiscal years 2000, 2001 and 2002 for the first quarter of fiscal 2003.

(a)	Incorporated herein by reference to Exhibits 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.

(b)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Jellison Brian D. Jellison	Chief Executive Officer and President	June 16, 2003

/s/ Martin S. Headley Martin S. Headley	Vice President and Chief Financial Officer	June 16, 2003

Certifications

I, Brian D. Jellison, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Roper Industries;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/	Brian D. Jellison

Brian D. Jellison
Chief Executive Officer and President

I, Martin S. Headley, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Roper Industries;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/	Martin S. Headley

Martin S. Headley
Chief Financial Officer

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2, 4.02 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.2	Credit Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.3	Note Purchase Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

10.2	1993 Stock Plan for Nonemployee Directors, as amended and restated.

99.1	Certification of Chief Executive Officer

99.2	Certification of Financial Officer