Form 10-Q
period 2003-07-31
ROPER INDUSTRIES INC /DE/
filed 2003-09-12
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003.

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

The number of shares outstanding of the Registrant’s common stock as of September 4, 2003 was approximately 31,696,354.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED July 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales	$165,627	$152,830	$469,465	$450,174
Cost of sales	77,161	70,421	223,566	207,202

Gross profit	88,466	82,409	245,899	242,972
Selling, general and administrative expenses	60,488	54,190	176,198	159,577

Income from operations	27,978	28,219	69,701	83,395
Interest expense	4,013	4,462	12,889	13,681
Euro debt currency exchange loss	--	4,093	--	4,093
Other income	116	274	271	2,818

Earnings from continuing operations before income
taxes and change in accounting principle	24,081	19,938	57,083	68,439
Income taxes	7,225	4,738	17,123	21,229

Earnings from continuing operations before
change in accounting principle	16,856	15,200	39,960	47,210
Loss from discontinued operations, net of tax	(1,623)	(167)	(2,608)	(211)

Earnings before change in accounting principle	15,233	15,033	37,352	46,999
Goodwill impairment, net of taxes of $11,130	--	--	--	25,970

Net earnings	$15,233	$15,033	$37,352	$21,029

Net earnings per share:
Basic:
Earnings from continuing operations before
Change in accounting principle	$0.53	$0.49	$1.27	$1.51
Loss from discontinued operations	(0.05)	(0.01)	(0.08)	(0.01)
Goodwill adjustment effective November 1, 2001	--	--	--	(0.83)

Net Earnings	$0.48	$0.48	$1.19	$0.67

Diluted:
Earnings from continuing operations before
Change in accounting principle	$0.53	$0.48	$1.26	$1.48
Loss from discontinued operations	(0.05)	(0.01)	(0.08)	(0.01)
Goodwill adjustment effective November 1, 2001	--	--	--	(0.81)

Net Earnings	$0.48	$0.47	$1.18	$0.66

Weighted average common shares outstanding:
Basic	31,500	31,305	31,430	31,168
Diluted	31,863	31,801	31,786	31,867

Dividends declared per common share	$0.0875	$0.0825	$0.2625	$0.2475

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	July 31, 2003	October 31, 2002
ASSETS:

Cash and cash equivalents	$23,994	$12,422
Accounts receivable, net	122,402	138,290
Inventories	95,579	88,313
Other current assets	5,205	5,224
Assets held for sale	5,311	4,578

Total current assets	252,491	248,827

Property, plant and equipment, net	51,051	51,089
Goodwill	479,759	459,233
Other intangible assets, net	37,451	37,032
Other noncurrent assets	34,831	32,792

Total assets	$855,583	$828,973

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$34,195	$35,253
Accrued liabilities	52,753	65,153
Liabilities related to assets held for sale	2,116	1,698
Income taxes payable	10,695	7,618
Current portion of long-term debt	5,838	20,515

Total current liabilities	105,597	130,237

Long-term debt	303,435	311,590
Other liabilities	13,408	11,134

Total liabilities	422,440	452,961

Common stock	328	326
Additional paid-in capital	92,924	89,153
Unearned compensation on restricted stock	(241)	--
Retained earnings	334,086	304,995
Accumulated other comprehensive earnings	30,290	5,940
Treasury stock	(24,244)	(24,402)

Total stockholders' equity	433,143	376,012

Total liabilities and stockholders' equity	$855,583	$828,973

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended July 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$37,352	$21,029
Depreciation	8,693	8,423
Amortization	3,388	2,711
Goodwill transitional impairment, net of tax	--	25,970
Other, net	2,417	(7,832)

Cash provided by operating activities	51,850	50,301

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(241)	(69,870)
Capital expenditures	(6,247)	(5,479)
Other, net	(2,300)	(933)

Cash used in investing activities	(8,788)	(76,282)

Cash flows from financing activities:
Debt borrowings	17,595	63,466
Debt payments	(46,737)	(38,992)
Dividends	(8,261)	(7,730)
Proceeds from sales of common stock, net	3,411	7,605

Cash used by financing activities	(33,992)	24,349

Effect of foreign currency exchange rate changes on cash	2,502	901

Net increase in cash and cash equivalents	11,572	(731)

Cash and cash equivalents, beginning of period	12,422	16,419

Cash and cash equivalents, end of period	$23,994	$15,688

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compen- sation on restricted stock	Retained earnings	Accumu- lated other compre- hensive earnings	Treasury stock	Total
Balances at October 31, 2002	$326	$89,153	--	$304,995	$5,940	$(24,402)	$376,012

Net earnings	--	--	--	37,352	--	--	37,352
Stock option transactions	2	3,296	--	--	--	--	3,298
Treasury stock sold	--	--	--	--	--	158	158
Other comprehensive earnings:
Currency translation adjustments	--	--	--	--	24,350	--	24,350
Restricted Stock Grants	--	475	(241)	--	--	--	234
Dividends declared	--	--	--	(8,261)	--	--	(8,261)

Balances at July 31, 2003	$328	$92,924	$(241)	$334,086	$30,290	$(24,244)	$433,143

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

July 31, 2003

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 2003 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

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

The results of operations for the three and nine-month periods ended July 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings for the nine months ended July 31, 2003 and 2002 were $61,702 and $34,557, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4. Inventories

	July 31, 2003	October 31, 2002
	(in thousands)
Raw materials and supplies	$66,987	$63,247
Work in process	12,357	11,656
Finished products	40,492	34,383
Other inventory reserves	(23,038)	(19,820)
LIFO reserve	(1,219)	(1,153)

	$95,579	$88,313

5. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	Total
	(in thousands)
Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233
Purchase accounting adjustments	2	--	125	342	469
Currency translation adjustments	14,947	2,853	716	1,541	20,057

Balances at July 31, 2003	$213,034	$79,556	$79,757	$107,412	$479,759

6. Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$17,177	$(3,295)	$13,882
Unpatented technology	7,742	(2,330)	5,412
Patents and other protective rights	7,200	(3,948)	3,252
Trade secrets	3,010	(500)	2,510
Sales order backlog	443	(443)	--
Assets not subject to amortization:
Trade names	12,395	--	12,395

Balances at July 31, 2003	$47,967	$(10,516)	$37,451

Amortization expense of other intangible assets was $3,388 and $2,711 during the nine months ended July 31, 2003 and 2002, respectively.

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

There has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named as defendants in some such cases. To date no significant costs have been incurred by Roper in connection with these claims. Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not currently possible to determine the potential liability, if any, that may be incurred by Roper.

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

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2003	2002	Change	2003	2002	Change
Net sales:
Instrumentation	$44,178	$44,168	0.0%	$131,097	$132,273	-0.9%
Industrial Technology	43,814	44,800	-2.2	120,938	121,740	-0.7
Energy Systems & Controls	34,612	29,185	18.6	97,273	85,626	13.6
Scientific & Industrial Imaging	43,023	34,677	24.1	120,157	110,535	8.7

Total	$165,627	$152,830	8.4%	$469,465	$450,174	4.3%

Gross profit:
Instrumentation	$26,292	$24,880	5.7%	$76,497	$77,237	-1.0%
Industrial Technology	20,646	21,069	-2.0	55,695	56,197	-0.9
Energy Systems & Controls	18,090	18,720	-3.4	50,299	52,088	-3.4
Scientific & Industrial Imaging	23,438	17,740	32.1	63,408	57,450	10.4

Total	$88,466	$82,409	7.3%	$245,899	$242,972	1.2%

Operating profit*:
Instrumentation	$7,979	$8,578	-7.0%	$21,176	$26,541	-20.2%
Industrial Technology	9,870	10,921	-9.6	25,395	27,399	-7.3
Energy Systems & Controls	6,091	8,349	-27.0	14,631	21,007	-30.4
Scientific & Industrial Imaging	7,334	2,954	148.3	17,927	17,575	2.0

Total	$31,274	$30,802	1.5%	$79,129	$92,522	-14.5%

*	Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $3,296 and $2,583 for the three months ended July 31, 2003 and 2002, respectively. These expenses were $9,428 and $9,127 for the nine months ended July 31, 2003 and 2002, respectively.

9. Discontinued Operations

In connection with the realignment of our businesses during the first quarter of this fiscal year, the company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands)::

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales	$1,941	$1,810	$4,313	$7,859
Loss before income taxes	(1,039)	(259)	(2,546)	(325)
Income tax benefit/(expense)	(548)	92	(62)	114

Loss on discontinued operations	$(1,623)	$(167)	$(2,608)	$(211)

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheets at July 31, 2003 and October 31, 2002. The assets held for sale are outlined as follows:

	July 31, 2003	October 31, 2002
Current assets	$4,187	$3,373
Property, plant and equipment, net	169	250
Goodwill, net	955	955

Assets held for sale	$5,311	$4,578

Liabilities related to assets held for sale are comprised of accounts payables and other accrued liabilities.

The Petrotech operation was previously reported in the Company’s Energy Systems and Controls segment. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. Petrotech was sold on August 31, 2003.

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

	Three Months Ended		Nine Months Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Net earnings, as reported (in thousands)	$15,233	$15,033	$37,352	$21,029
Deduct: Total additional stock based
compensation cost, net of tax	2,033	1,814	5,737	5,498

Net earnings Pro forma (in thousands)	$13,200	$13,219	$31,615	$15,531

Net Earnings per share, as reported:
Basic	$0.48	$0.48	$1.19	$0.67
Diluted	0.48	0.47	1.18	0.66
Net Earnings per share, Pro forma:
Basic	$0.42	$0.42	$1.01	$0.50
Diluted	0.41	0.42	0.99	0.49

The FASB issued SFAS 150 – “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” that clarifies liability or equity classification for different financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. Roper is in the process of assessing the implications of this new statement for the company.

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

Compensation expense of $175,000 was recorded during the three months ended July 31, 2003 for the awards.

12. Restructuring Activities

In conjunction with segment realignment described in note 8, Roper has commenced certain restructuring activities designed to reduce excess manufacturing capacity, move certain operations to lower-cost locations and transform activities to have lower fixed costs associated with those activities. Costs incurred to dated have been as follows (amounts in thousands):

	3 month periods ended
	January 31, 2003	April 30, 2003	July 31, 2003
Included in cost of sales	$300	$100	$0
Included in selling, general and
administrative expenses	15	2,118	2,096

Total	$315	$2,218	$2,096

Roper expects these activities to continue at least through the end of the current calendar year.

13. Subsequent Events

On August 20, 2003 the Board of Directors of the Company approved a change in the date of the Company’s year end from October 31 to December 31. The Company will file a transition period report on Form 10-Q for November and December 2002, and will have its first calendar reporting period ending September 30, 2003.

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

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. Common characteristics of our acquisitions are engineered products or systems that have high gross margins and generate favorable financial results. We strive for high cash and earnings returns from our acquisition investments. During the first nine months of fiscal 2003, our results of operations benefited from five acquisitions made during the last four months of the prior fiscal year —

  Zetec, reported in our Energy Systems & Controls segment
  Qualitek, reported in our Instrumentation segment
  QImaging, reported in our Scientific & Industrial Imaging segment
  Duncan Technologies, reported in our Scientific & Industrial Imaging segment
  Definitive Imaging, reported in our Scientific & Industrial Imaging segment

Our largest customer is OAO Gazprom (“Gazprom”), a large Russian gas exploration and distribution company, with whom we have dealt over the past ten years through a number of its procurement affiliates. In late 2002, Gazprom assigned a new procurement affiliate to negotiate with us and during the second fiscal quarter of 2003 we secured a new supply agreement. The delay in these negotiations resulted in minimal orders and sales in the first quarter of fiscal 2003. Subsequent orders have been received for lower volumes than in comparative prior fiscal periods. New orders received under this agreement during the third quarter and year to date totaled $9.5 million and $20.1 million, respectively. Total net sales to Gazprom in the quarter were $5.6 million compared to $14.2 million in the prior-year third quarter, which reductions had a significant adverse impact year-over-year on consolidated earnings for the quarter. Year-to-date net sales to Gazprom have been $15.7 million as compared to $46.8 million in the prior-year.

Beginning with the first quarter of fiscal 2003, we began reporting our operations under a new segment structure. This structure has realigned our operations into four market-focused groups to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. Having recruited and reassigned new managers to lead these realigned groups in the first quarter, we are cascading leadership through these segments with the hiring of several key managers from quality growth companies to provide enhanced functional and synergistic expertise.

Following the segment realignment, we started a number of restructuring activities. We have completed the integration of our Acton Research and Integrated Design business units, the integration of Qualitek into the Uson business unit and made substantial progress on integrating the production operations of our Redlake business unit into other Imaging segment facilities. In addition, we have opened new production facilities in China and Mexico as a result of which we closed the US production operations of the Dynamco business unit. Shortly after the end of the third quarter we completed our relocation of Struers manufacturing, engineering and administrative support activities into a new facility and continued our planning for various outsourcing activities in other operations. All of these actions are planned to lower manufacturing costs and enhance margins.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At July 31, 2003, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.8 million, or 3.2% of total gross accounts receivable of $117.3 million excluding securitized Gazprom receivables subject to a vendor financing program of $5.1 million. This percentage is influenced by the risk profile of the underlying receivables and did not change over the quarter.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At July 31, 2003, inventory reserves for excess and obsolete inventory were $23.0 million, or 19.2% of gross first-in, first-out inventory cost. This amount and percentage did not change significantly over the quarter.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At July 31, 2003, the accrual for future warranty obligations was $3.7 million or 0.6% of annualized quarter’s sales. The reserve was approximately the same value at the beginning of the quarter.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2003, we recognized $10.3 million of net sales using this method. In addition, approximately $17.9 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at July 31, 2003. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We continued to utilize an effective income tax rate of 30% in the third quarter, which is 100 basis points lower than the 31% rate used in the prior year third quarter. This reduction was principally the result of reflecting the tax benefits arising from certain changes to our risk management practices and foreign business structures as well as improved expectations for our utilization of all available foreign income tax credits.

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

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales
Instrumentation	$44,178	$44,168	$131,097	$132,273
Industrial Technology	43,814	44,800	120,938	121,740
Energy Systems & Controls	34,612	29,185	97,273	85,626
Scientific & Industrial Imaging	43,023	34,677	120,157	110,535

Total	$165,627	$152,830	$469,465	$450,174

Gross profit:
Instrumentation	59.5%	56.3%	58.4%	58.4%
Industrial Technology	47.1	47.0	46.1	46.2
Energy Systems & Controls	52.3	64.1	51.7	60.8
Scientific & Industrial Imaging	54.5	51.2	52.8	52.0

Total	53.4	53.9	52.4	54.0

Selling, general & administrative expenses:
Instrumentation	41.5%	36.9%	42.2%	38.3%
Industrial Technology	24.6	22.7	25.1	23.7
Energy Systems & Controls	34.7	35.5	36.7	36.3
Scientific & Industrial Imaging	37.4	42.6	37.9	36.1

Total	34.5	33.8	35.5	33.4

Operating profit:
Instrumentation	18.1%	19.4%	16.2%	20.1%
Industrial Technology	22.5	24.4	21.0	22.5
Energy Systems & Controls	17.6	28.6	15.0	24.5
Scientific & Industrial Imaging	17.0	8.5	14.9	15.9

Total	18.9	20.2	16.9	20.6

Corporate administrative expenses	(2.0)	(1.7)	(2.0)	(2.0)

Income from continuing operations	16.9	18.5	14.8	18.5
Interest expense	(2.4)	(2.9)	(2.7)	(3.0)
Euro debt conversion loss	0.0	(2.7)	0.0	(0.1)
Other income	0.1	0.2	0.1	0.6

Income from continuing operations before taxes	14.5	13.0	12.2	15.2
Income taxes	(4.4)	(3.1)	(3.6)	(4.7)

Income from Continuing Operations	10.2	9.9	8.5	10.5
Loss from discontinued operations, net of tax	(1.0)	(0.1)	(0.6)	(0.0)

Earnings before change in accounting principle	9.2	9.8	8.0	10.4
Cumulative effect of change in accounting principle	--	--	--	(5.8)

Net earnings	9.2%	9.8%	8.0%	4.7%

Three months ended July 31, 2003 compared to three months ended July 31, 2002

Net sales for the quarter ended July 31, 2003 were $165.6 million as compared to $152.8 million in the prior-year quarter, a 8.4% increase. This increase was primarily attributable to sales increases in both our Energy Systems & Controls and Scientific & Industrial Imaging segments and reflects $12.8 million of additional net sales attributable to fiscal 2002 acquisitions and $6.5 million from translation of foreign functional currency denominated net sales, offset by $8.6 million lower net sales to Gazprom. The increase in the Energy Systems & Controls segment was the result of the inclusion of the Zetec acquisition in the results for the third quarter of fiscal 2003 but not in the third quarter of fiscal 2002 and growth in control equipment and system sales to oil & gas markets, offset by the Gazprom shortfall noted above. The increase in Scientific & Industrial Imaging was the result of record sales of imaging products into electron microscopy markets and the inclusion of QImaging acquisition in the results for the third quarter of the current fiscal year but not in the third quarter of the prior fiscal year.

In our Instrumentation segment, net sales were flat as compared to the prior year quarter with the increased revenues from our foreign sales attributable to the stronger Euro and the inclusion of Qualitek, acquired in the third quarter of 2002 being offset by weakness in fluid properties testing equipment sales. Gross margins improved to 59.5% in the current quarter from 56.3% in the third quarter of fiscal 2002 with improved product mix and as the benefits of restructuring activities began to be experienced. SG&A expenses as a percentage of net sales were 41.5% in the current quarter, compared to 36.9% in the prior-year quarter, with the increase driven by higher costs at the Uson and Qualitek business units prior to their full integration and other additional selling costs associated with the mix of sales. Overall the segment reported operating profit margins of 18.1% as compared to 19.4% in the prior-year quarter.

In our Industrial Technology segment, net sales were down 2.2% in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 primarily as a result of the timing of larger water/wastewater projects partially offset by currency benefits from the translation of foreign functional currency sales. Gross margins were maintained at 47.1% for the third quarter of fiscal 2003 as compared to 47.0% in the third quarter of fiscal 2002. SG&A expenses as a percentage of net sales were 24.6%, up slightly over the prior year quarter at 22.7% as a result of approximately $0.4 million of restructuring expenses relating to the opening of our Mexico manufacturing facility. The resulting operating profit margins were 22.5% in the third quarter of fiscal 2003 as compared to 24.4% in the third quarter of fiscal 2002.

Net sales in our Energy Systems & Controls segment increased by 18.6% during the third quarter of fiscal 2003, compared to the third quarter of fiscal 2002, as the additional sales contributed by Zetec, acquired in the third quarter of 2002, and substantial growth of control systems to oil & gas markets more than offset the reduced sales to Gazprom. Gross margins decreased from 64.1% to 52.3% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 as a result of the adverse sales leverage from the reduced Gazprom sales and seasonally lower margins at Zetec. SG&A expenses as a percentage of sales were controlled and declined to 34.7% in the current year quarter, down from 35.5% in the prior-year quarter. As a result of the gross margin mix, operating margins were 17.6% in the third quarter of fiscal 2003 as compared to 28.6% in third quarter of fiscal 2002.

Our Scientific & Industrial Imaging segment net sales increased by 24.1% due primarily to the increase in sales to electron microscopy customers and the net sales contributed by the QImaging acquisition. Gross margins improved from 51.2% in the third quarter of 2002 to 54.5% in the third quarter of fiscal 2003 with growth of higher margins product lines. SG&A as a percentage of net sales were 37.4% in the third quarter of fiscal 2003 as compared to 42.6% in the third quarter of fiscal 2002 despite incurring approximately $1.5 million of restructuring expenses in the current quarter. Overall, the segment reported operating profit margins of 17.0% as compared to 8.5% in the prior year quarter.

Corporate expenses were $3.3 million in the third quarter of fiscal 2003 as compared to $2.6 million in the third quarter of fiscal 2002. Our fiscal third quarter 2003 included increased expenses related to Directors and Officers liability insurance and other governance related expenses and fiscal third quarter 2002 benefited from the effect of recharging medical expenses to our business units.

Interest expense of $0.4 million for the third quarter of fiscal 2003 was 10% lower as compared to the third quarter of fiscal 2002 as a result of lower average borrowing and lower effective interest rates.

During the third quarter of fiscal 2002 a euro debt foreign exchange loss arose from euro-denominated debt that was carried in the U.S. during a period when the euro strengthened against the dollar. Other income of $0.1 million in the third quarter of fiscal 2003 compared with $0.3 million in third fiscal quarter of 2002 with lower interest income from the Gazprom vendor financing.

Income taxes were 30% of pretax earnings in the current year as compared to 24% in the third quarter of fiscal 2002 when an adjustment of $1.5 million was processed due to the change in expectations for our utilization of all available foreign income tax credits and thereby reducing our tax rate to 31% for fiscal 2002.

At July 31, 2003, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2002 and July 31, 2002. This strengthening resulted in a gain of $7.6 million in the foreign exchange component of comprehensive earnings for the quarter and $24.4 million for the first nine months of the fiscal year. Approximately $20 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the third quarter of fiscal 2003 also benefited from the weakening of the US dollar, primarily against the Euro. The difference between the operating results for these companies for the three months ending July 31, 2003, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in fiscal 2002 was approximately 5.2%. If the impact of selling European sourced product in the U.S. is also considered, the impact of currency movements was approximately 3.1%.

Net orders, booked from continuing operations, were $163.2 million for the quarter, 12.0% higher than the third quarter fiscal 2002 net order intake of $145.8 million. Net orders booked from Gazprom were $9.5 million in the current quarter as compared to $7.3 million in the third quarter of fiscal 2002. In addition, the Company had net orders booked of $16.6 million in the quarter from our fiscal 2002 acquisitions. Overall, our order backlog at July 31, 2003 was approximately flat as compared to July 31, 2002.

	Net orders booked for the three months ended July 31,		Order backlog as of July 31,
	2003	2002	2003	2002
Instrumentation	$43,382	$41,612	$15,089	$17,380
Industrial Technology	42,928	40,376	27,814	27,929
Energy Systems & Controls	38,411	26,463	28,366	21,808
Scientific & Industrial Imaging	38,513	37,315	35,805	40,537

	$163,234	$145,766	$107,074	$107,654

Nine Months ended July 31, 2003 compared to nine months ended July 31, 2002

Net sales for the nine months ended July 31, 2003 were $469.5 million, a 4% increase compared to the equivalent prior-year period. The increase reflects $41.7 million of sales attributed to fiscal 2002 acquisitions and $6.5 million arising from the translation of foreign currency denominated sales. These gains were partially offset by $31.1 million lower net sales to Gazprom and $6.0 million of lower sales of telecommunications capital equipment.

Net sales in our Instrumentation segment in the first nine months of fiscal 2003 were down less than 1% as compared to the first nine months of fiscal 2002 as lower sales of telecommunications capital equipment more than offset the favorable benefits of the fiscal 2002 acquisition of Qualitek and currency translation impacts. Gross margins of 58.4% in the first nine months of fiscal 2003 were flat with the equivalent prior year period. The segment’s SG&A expenses as a percentage of net sales increased to 42.2% as compared to 38.3% in the prior-year period. This increase was principally the result of $2.2 million of restructuring expenses from various consolidation and cost reduction actions, and adverse volume leverage from lower telecommunications equipment sales. As a result of the above, operating profits as a percentage of net sales declined from 20.1% in the prior-year period to 16.2% this year.

In our Industrial Technology segment, net sales in the first nine months of 2003 were down less than 1% from the prior year period. Gross margins were consistent with the prior year but SG&A expenses as a percentage of net sales increased by 1% as a result of restructuring costs associated with the start-up of facilities in Mexico and China. Operating profit margins were 21.0% in the first nine months of fiscal 2003 as compared to 22.5% in the first nine months of fiscal 2002 reflecting approximately $0.4 million of restructuring expenses in the fiscal 2003 period.

Net sales in our Energy Systems and Controls segment increased by 13.6% during the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002 as the additional sales contributed by Zetec and strength in the sales of control equipment to our core oil & gas customers more than offset the reduced sales to Gazprom. Gross margins decreased from 60.8% to 51.7% as a result of adverse leverage from lower sales to Gazprom and lower margins at Zetec pending the completion of all integration activities. SG&A expense as a percentage of net sales in the first nine months of 2003 were consistent with the prior year and as a result operating profit margins reduced from 24.5% to 15.0% versus the prior year period reflecting the reductions in gross margins.

Our Scientific and Industrial Imaging segment reported a 8.7% increase in net sales for the first nine months of fiscal 2003 period as compared to the same fiscal 2002 period. This increase was attributable principally to fiscal 2002 acquisitions and higher sales to electron microscope customers. Gross margins were 52.8% in the first nine months of fiscal 2003 as compared to 52.0% in the equivalent fiscal 2002 period largely from favorable mix and favorable margins on sales of U.S. manufactured products into Europe and Japan. SG&A expenses as a percentage of sales increased to 37.9% from 36.1% in fiscal 2002, the primary factors being development costs for new motion imaging products and restructuring costs associated with reducing excess manufacturing capacity.

Corporate expenses in the first nine months of fiscal 2003 were in-line with the equivalent prior-year period at 2.0% of net sales.

Interest expense decreased $0.8 million for the nine month period ended July 31, 2003 as compared to the nine month period ended July 31, 2002. Average borrowing levels were slightly higher than prior-year levels, due to acquisitions, but were offset by lower effective interest rates.

Other income was $2.5 million lower in the first nine months of fiscal 2003 compared to the same period in fiscal 2002 as a result of realized foreign exchange losses in the current year as compared to realized foreign exchange gains in fiscal 2002 and lower semiconductor equipment royalty income.

Income taxes were 30% of pretax earnings in the current fiscal period as compared to 31% in fiscal 2002 for the reasons noted in our discussion of critical accounting policies.

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $21.8 million in the third quarter of fiscal 2003 as compared to $17.7 million in the third quarter of fiscal 2002, a 23% increase. This increase is principally attributable to cash generated from reducing the investment in net working capital. Cash used in investing activities was significantly higher in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2003 as a result of significant business acquisitions completed during the earlier period. Cash used by financing activities during the current fiscal quarter was comprised of the payment of dividends and debt reductions created from our other net positive cash flows. Cash provided by financing activities in the prior year third quarter was primarily borrowings under revolving credit agreements for business acquisitions.

Net cash provided by operating activities in the first nine months of fiscal 2003 were 3% higher than in the equivalent period of fiscal 2002 as a result of reductions in working capital – particularly in accounts receivable – partially offset by lower net earnings before the charge for goodwill impairment.

Less cash was used in investing activities as the prior-year period included the completion of a number of significant business acquisitions.

$29.1 million of debt was repaid over the nine months ended July 31, 2003 as compared with net borrowings of $24.5 million in the prior-year period. This difference was primarily due to business acquisitions in the fiscal 2002 period.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $128.7 million at July 31, 2003 compared to $126.7 million at October 31, 2002. Total debt was $309.3 million at July 31, 2003 compared to $332.1 million at October 31, 2002. The leverage of the Company improved as shown in the following table:

	July 31, 2003	October 31, 2002
Total Debt	$309,273	$332,105
Cash	(23,994)	(12,422)

Net Debt	285,279	319,683
Equity	433,143	376,012

Total Net Capital	$718,422	$695,695

Net Debt / Total Net Capital	39.7%	46.0%

Our principal $275 million credit facility with a group of banks provides most of our daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At July 31, 2003, we had outstanding U.S. dollar denominated borrowings of $138.2 million, the equivalent of $40.1 million of Euro denominated borrowings and $5.6 million of outstanding letters of credit. Total unused availability under this facility was $46 million at July 31, 2003. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and to assist in the financing of some additional acquisitions. This facility matures May 2005. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

Our outstanding indebtedness at July 31, 2003 also included $125 million of term notes maturing in May 2007 and May 2010 which do not require sinking fund payments. The notes are pre-payable by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended July 31, 2003.

At July 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $2.2 million and $1.6 million were incurred during the third quarters of fiscal 2003 and 2002 respectively. We expect capital expenditures for the balance of the fiscal year to be comparable as a percentage of sales.

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

The FASB issued SFAS 150 – “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” that clarifies liability or equity classification for different financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. Roper is in the process of assessing the implications of this new statement for the company.

Outlook

Current geopolitical uncertainties could adversely affect our business prospects. A significant terrorist attack or other global conflict could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

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

  reductions in our business with Gazprom;
  unfavorable changes in foreign exchange rates;
  difficulties associated with exports;
  risks associated with our international operations;
  difficulty making acquisitions and successfully integrating acquired businesses;
  increased product liability and insurance costs;
  increased directors and officers liability and other insurance costs;
  future competition;
  changes in the supply of, or price for, parts and components;
  environmental compliance costs and liabilities;
  risks and costs associated with asbestos-related litigation;
  potential write-offs of our substantial intangible assets;
  terrorist attacks; and
  the factors discussed in Exhibit 99.1 to our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002 under the heading "Risk Factors."

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

Interest rate risks at July 31, 2003 were not materially different from the analysis presented in our Annual Report on Form 10-K/A for the year ended October 31, 2002.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Sterling, Danish krone or Japanese Yen.

Sales by companies whose functional currency was not the U.S. dollar were 31% of our total sales and 82% of these sales were by companies with a European functional currency. The U.S. dollar has relatively consistently weakened against these European currencies since the first quarter of fiscal 2002. The difference between the operating results for these companies for the three months ending July 31, 2003, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in fiscal 2002 was approximately 5.2%. If the impact of selling European sourced product in the U.S. is also considered, the impact of currency movements was approximately 3.1%. If these currency exchange rates had been 10% different throughout the three months ended July 31, 2003 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $.4 million.

The changes of these currency exchange rates relative to the U.S. dollar during the third quarter of fiscal 2003 compared to currency exchange rates at April, 2003 resulted in an increase in net assets of $7.6 million that was reported as a component of comprehensive earnings, $5.9 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of July 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock
(b)3.2	Amended and Restated By-Laws
(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)
(b)4.2	Credit agreement dated as of May 18, 2000
(b)4.3	Note Purchase Agreement dated as of May 18, 2000
31.1	Certification of Chief Executive Officer (302)
31.2	Certification of Chief Financial Officer (302)
32.3	Certification of Chief Executive Officer (906)
32.4	Certification of Chief Financial Officer (906)

b.     Reports on Form 8-K

We filed the following reports on Form 8-K during the third quarter of fiscal 2003.

On May 6, 2003, we reported under Item 12 a press release announcing anticipated earnings for our 2003 second quarter.

On May 28, 2003, we reported under item 9 our 2003 second quarter financial results.

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

Signature	Title	Date
/s/ Brian D. Jellison
Brian D. Jellison	Chief Executive Officer and President	September 12, 2003

/s/ Martin S. Headley
Martin S. Headley	Vice President and Chief Financial Officer	September 12, 2003

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2, 4.02 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.2	Credit Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.3	Note Purchase Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Financial Officer (302)

32.3	Certification of Chief Executive Officer (906)

32.4	Certification of Financial Officer (906)