Form 10-QT
period 2002-12-31
ROPER INDUSTRIES INC /DE/
filed 2003-09-26
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended .
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2002 to December 31, 2002

Commission File Number   1-12273

ROPER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0263969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 Satellite Blvd., Suite 200 Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as of December 31, 2002 was approximately 31,366,442.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 2002 TO DECEMBER 31, 2002

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Condensed Consolidated Statements of Earnings	3
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Cash Flows	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21
		23
PART II	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	24
	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Two months ended December 31,
	2002	2001
Net sales	$83,885	$86,904
Cost of sales	42,320	41,570

Gross profit	41,565	45,334

Selling, general and administrative expenses	36,997	34,817

Income from operations	4,568	10,517

Interest expense	2,978	2,970
Other income	179	717

Earnings from continuing operations before income taxes
and change in accounting principle	1,769	8,264
Income taxes	529	2,895

Earnings from continuing operations before change
in accounting principle	1,240	5,369
Loss from discontinued operations, net of tax benefit
of $211 and $171, respectively	387	317

Earnings before change in accounting principle	853	5,052

Goodwill impairment, net of taxes of $11,130	--	25,970

Net earnings/(loss)	$853	$(20,918)

Net earnings per common share:
Basic:
Earnings from continuing operations before
change in accounting principle	$0.04	$0.17
Loss from discontinued operations	(0.01)	(0.01)
Goodwill adjustment effective November 1, 2001	--	(0.84)

Net Earnings/(Loss)	$0.03	$(0.68)

Diluted:
Earnings from continuing operations before
change in accounting principle	$0.04	$0.17
Loss from discontinued operations	(0.01)	(0.01)
Goodwill adjustment effective November 1, 2001	--	(0.82)

Net Earnings/(Loss)	$0.03	$(0.66)

Weighted average common shares outstanding:
Basic	31,356	30,916
Diluted	31,854	31,742

Dividends declared per common share	$0.0875	$0.0825

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	December 31, 2002	October 31, 2002
ASSETS
Cash and cash equivalents	$15,270	$12,422
Accounts receivable, net	117,984	138,290
Inventories	92,681	88,313
Other current assets	4,451	5,224
Assets held for sale	5,113	4,578

Total current assets	235,499	248,827

Property, plant and equipment, net	50,410	51,089
Goodwill	464,664	459,233
Other intangible assets, net	37,253	37,032
Other noncurrent assets	33,979	32,792

Total assets	$821,805	$828,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$28,380	$35,253
Accrued liabilities	60,924	65,153
Liabilities related to assets held for sale	2,477	1,698
Income taxes payable	7,563	7,618
Current portion of long-term debt	20,917	20,515

Total current liabilities	120,261	130,237

Long-term debt	308,684	311,590
Other noncurrent liabilities	11,879	11,134

Total liabilities	438,077	452,961

Common stock	326	326
Additional paid-in capital	89,264	89,153
Retained earnings	303,101	304,995
Accumulated other comprehensive earnings	12,692	5,940
Treasury stock	(24,402)	(24,402)

Total stockholders' equity	380,981	376,012

Total liabilities and stockholders' equity	$821,805	$828,973

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Two months ended December 31,
	2002	2001
Cash flows from operating activities:
Net earnings/(loss)	$853	$(20,918)
Depreciation	1,943	2,530
Amortization	677	894
Goodwill transitional impairment, net of tax	--	25,970
Other, net	3,908	(7,464)

Cash provided by operating activities	7,381	1,012

Cash flows from investing activities:
Acquisitions of business, net of cash acquired	--	(6,642)
Capital expenditures	(658)	(2,016)
Other, net	(396)	(535)

Cash used in investing activities	(1,054)	(9,193)

Cash flows from financing activities:
Debt borrowings	--	12,743
Debt payments	(4,185)	(3,667)
Other, net	114	2,555

Cash (used) provided in financing activities	(4,071)	11,631

Effect of foreign currency exchange rate changes on cash	592	(398)

Net increase in cash and cash equivalents	2,848	3,052

Cash and cash equivalents, beginning of period	12,422	16,419

Cash and cash equivalents, end of period	$15,270	$19,471

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (Unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accum. other compre- hensive earnings	Treasury stock	Total
Balances at October 31, 2002	$326	$89,153	$304,995	$5,940	$(24,402)	$376,012
Net earnings	--	--	853	--	--	853
Stock Option Transactions	--	111	--	--	--	111
Other comprehensive earnings:
Currency translation adjustments	--	--	--	6,752	--	6,752
Dividends Declared	--	--	(2,747)	--	--	(2,747)

Balances at December 31, 2002	$326	$89,264	$303,101	$12,692	$(24,402)	$380,981

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

1. Basis of Presentation

On August 20, 2003 the Board of Directors of Roper Industries, Inc. (“Roper”) voted to change the fiscal year end from October 31 to December 31, effective as of January 1, 2003. As a result of this change in fiscal year, Roper’s current fiscal year 2003 will be the twelve month period beginning January 1, 2003 and ending on December 31, 2003. Accordingly, the unaudited consolidated condensed financial statements are presented for the transition period from November 1, 2002 to December 31, 2002.

The accompanying condensed consolidated financial statements for the two-month periods ended December 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries for all periods presented.

During the period ended December 31, 2002, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

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

The results of operations for the two months ended December 31, 2002 are not necessarily indicative of the results to be expected in the future. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

3. Comprehensive Earnings

Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. Comprehensive earnings during the two months ended December 31, 2002 and 2001, was $7,605 and $(23,452), respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4. Inventories

	December 31, 2002	October 31, 2002
	(in thousands)
Raw materials and supplies	$63,343	$63,247
Work in process	13,159	11,656
Finished products	37,369	34,383
Other inventory reserves	(20,037)	(19,820)
LIFO reserve	(1,153)	(1,153)

	$92,681	$88,313

5. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Ind. Imaging	Total
	(in thousands)
Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233

Additions	--	--	--	--	--
Currency translation adjustments	4,364	717	195	155	5,431
Reclassifications	--	--	--	--	--

Balances at December 31, 2002	$202,449	$77,420	$79,111	$105,684	$464,664

6. Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$15,382	$(2,031)	$13,351
Unpatented technology	7,667	(1,659)	6,008
Patents and other protective rights	7,099	(3,503)	3,596
Trade secrets	3,010	(209)	2,801
Sales order backlog	442	(436)	6
Assets not subject to amortization:
Trade names	11,491	--	11,491

Balances at December 31, 2002	$45,091	$(7,838)	$37,253

Amortization expense of other intangible assets was $677 and $894 during the two months ended December 31, 2002 and 2001, respectively.

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

8. Industry Segments

During the two month period ended December 31, 2002, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Two months ended December 31,
	2002	2001	Percent change
Net sales:
Instrumentation	$28,390	$30,590	-7.2%
Industrial Technology	21,379	21,246	0.1
Energy Systems & Controls	12,353	10,341	19.5
Scientific & Industrial Imaging	21,763	24,727	-12.0

Total	$83,885	$86,904	-3.5%

Gross profit:
Instrumentation	$16,394	$18,879	-13.2%
Industrial Technology	9,377	9,567	-2.0
Energy Systems & Controls	4,777	4,209	13.5
Scientific & Industrial Imaging	11,017	12,679	-13.1

Total	$41,565	$45,334	-8.3%

Operating profit*:
Instrumentation	$4,504	$6,835	-34.1%
Industrial Technology	3,072	3,058	0.0
Energy Systems & Controls	(2,623)	(758)	-246.0
Scientific & Industrial Imaging	1,212	3,873	-68.7

Total	$6,165	$13,008	-52.6%

*	Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $1,597 and $2,491 for the two months ended December 31, 2002 and 2001, respectively.

9. Discontinued Operations

In connection with the realignment of our businesses explained in Note 8 to the Financial Statements, the company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

	Two months ended December 31,
	2002	2001
Net sales	$347	$1,426
Loss before income taxes	598	488
Income tax benefit	211	171

Loss on discontinued operations	$387	$317

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheets at December 31, 2002 and October 31, 2002. The assets held for sale are outlined as follows:

	December 31, 2003	October 31, 2002
Current assets	$3,923	$3,373
Property, plant and equipment, net	235	250
Goodwill, net	955	955

Assets held for sale	$5,113	$4,578

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

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. Roper adopted the statement on January 31, 2003 and the statement has had no effect on its financial condition, results of operations, or cash flows.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” that amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123 and adopted the additional disclosure provisions of SFAS 148 during 2003.

The FASB issued SFAS 150 – “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” that clarifies liability or equity classification for different financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. The adoption of SFAS 150 is not expected to have a material effect on the company’s financial condition, results of operations, or cash flows.

11. Restructuring Activities

In conjunction with segment realignment described in note 8, Roper has commenced certain restructuring activities designed to reduce excess manufacturing capacity, move certain operations to lower-cost locations and transform activities to have lower fixed costs associated with those activities. Costs incurred during the two months ended December 31, 2002 were immaterial. Costs incurred from January 1, 2003 through July 31, 2003 are as disclosed in footnote 12 to the Form 10Q for the quarter ending July 31, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K/A for the year ended October 31, 2002 as filed with the Securities and Exchange Commission (“SEC”) and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

On August 20, 2003 the Board of Directors of Roper Industries, Inc. (“Roper”, “we” or “us”) voted to change the fiscal year end from October 31 to December 31, effective as of January 1, 2003. As a result of this change in fiscal year, Roper’s current fiscal year 2003 will be the twelve month period beginning January 1, 2003 and ending on December 31, 2003. Accordingly, the unaudited consolidated condensed financial statements are presented for the transition period from November 1, 2002 to December 31, 2002.

Roper Industries, Inc. is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. These products and services are marketed to selected segments of a broad range of markets including oil & gas, research, power generation, medical, semiconductor, refrigeration, automotive, water / wastewater and general industry.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. Common characteristics of our acquisitions are engineered products or systems that have high gross margins and generate favorable financial results. We strive for high cash and earnings returns from our acquisition investments. During the two month period ended December 31, 2002 our results benefited from five acquisitions made during the third and fourth of quarters of the fiscal year ended October 31, 2002.

  Zetec, reported in our Energy Systems & Controls segment
  Qualitek, reported in our Instrumentation segment
  QImaging, reported in our Scientific & Industrial Imaging segment
  Duncan Technologies, reported in our Scientific & Industrial Imaging segment
  Definitive Imaging, reported in our Scientific & Industrial Imaging segment

Extensive development of a new motion imaging product line by our Scientific & Industrial Imaging segment commenced during the second quarter of fiscal 2002 and was completed during February 2003. During this period our customers have deferred ordering our existing products in anticipation of significant benefits from our new technology cameras, and as such there were no shipments of motion imaging products during the two month period ended December 31, 2002.

This filing includes the first reporting of our operations under the new segment organization established during the period ended December 31, 2002. We have re-aligned our operations into four market-focused groups to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. We have recruited and reassigned new managers to lead these re-aligned groups.

Following the segment realignment, a number of restructuring plans were developed; however, negligible costs were incurred during the two month period ended December 31, 2002.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2002, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.8 million, or 3.2% of total gross accounts receivable excluding securitized Gazprom receivables from a vendor financing program. This percentage is influenced by the risk profile of the underlying receivables and increased 20 basis points over the end of fiscal 2002.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2002, inventory reserves for excess and obsolete inventory were $20.0 million, or 17.6% of gross first-in, first-out inventory cost. This percentage is consistent with that arising from our evaluation at the beginning of the two month period.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At December 31, 2002, the accrual for future warranty obligations was $3.6 million versus $3.7 million at the beginning of the period.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the two months ended December 31, 2002, revenue recognized using this method was immaterial. In addition, approximately $11.0 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized at December 31, 2002. Contracts accounted for under this method are generally not significantly different in profitability compared with contracts for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Commencing with the current two month period ending December 31, 2002, our effective income tax rate was reduced to 30% from 31% reflecting the tax benefits of certain changes to our risk management practices and foreign business structures. The reduction from the 35% rate for the two month period ended December 31, 2001 was principally driven by improved expectations for our utilization of all available foreign income tax credits.

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

	Two months ended December 31,
	2002	2001
Net sales
Instrumentation	$28,390	$30,590
Industrial Technology	21,379	21,246
Energy Systems & Controls	12,353	10,341
Scientific & Industrial Imaging	21,763	24,727

Total	$83,885	$86,904

Gross profit:
Instrumentation	57.7%	61.7%
Industrial Technology	43.9	45.0
Energy Systems & Controls	38.7	40.7
Scientific & Industrial Imaging	50.6	51.3

Total	49.5	52.2

Selling, general & administrative expenses:
Instrumentation	41.8%	39.4%
Industrial Technology	29.5	30.6
Energy Systems & Controls	59.9	48.0
Scientific & Industrial Imaging	45.0	35.6

Total	42.2	37.2

Operating profit:
Instrumentation	15.9%	22.3%
Industrial Technology	14.4	14.4
Energy Systems & Controls	(21.2)	(7.3)
Scientific & Industrial Imaging	5.6	15.7

Total	7.3	15.0
Corporate administrative expenses	(1.9)	(2.9)

Income from continuing operations	5.4	12.1
Interest expense	(3.5)	(3.4)
Other income	0.2	0.8

Income from continuing operations before taxes	2.1	9.5
Income taxes	(0.6)	(3.3)

Income from Continuing Operations	1.5	6.2
Loss from discontinued operations, net of tax	(0.5)	(0.4)

Earnings before change in accounting principle	1.0	5.8
Cumulative effect of change in accounting principle	--	(29.9)

Net earnings/(loss)	1.0%	(24.1)%

Two months ended December 31, 2002 compared to two months ended December 31, 2001

Net sales for the two month period ended December 31, 2002 were $83.9 million as compared to $86.9 million in the prior-year period. This decrease was primarily attributable to lower sales to Gazprom and the absence of motion imaging sales in the Imaging segment, partially offset by the contributions from our fiscal 2002 acquisitions.

In our Instrumentation segment, net sales decreased by 7.2% as compared to the prior-year period primarily as a result of surplus used equipment flooding the weak telecommunications capital equipment markets for our Logitech unit and lower capital spending in the semi-conductor market. Elsewhere softness in oil & gas refinery capital spending offset the benefits of the Qualitek acquisition. Gross margins moved from 61.7% in the prior year period to 57.7% in the current period largely from the adverse leverage at our Logitech unit and semi-conductor businesses. SG&A expenses as a percentage of sales were 2.4% higher at 41.8% due to lower sales volume explained above and higher medical insurance expenditures. Overall the segment reported operating profit margins of 15.9% as compared to 22.3% in the prior-year period.

In our Industrial Technology segment, net sales were comparable to the same period in 2001. Gross margins decreased to 43.9% in the period from 45.0% in the prior-year; however, SG&A expenses as a percentage of sales were 1.1% lower at 29.5% offsetting the reduction in gross margin allowing the operating profit margin to remain constant at 14.4%. The lower SG&A expense level is primarily the result of headcount reductions.

Net sales in our Energy Systems & Controls segment increased by 19.5% during the two months ended December 31, 2002 as sales contributed by Zetec and higher control systems sales to oil and gas customers more than offset the lower sales to Gazprom. Gross margins decreased from 40.7% to 38.7% as a result of the adverse sales leverage from the deferred Gazprom sales and the seasonal low sales at Zetec with reduced power generation inspection activity during the peak heating season. This adverse leverage also resulted in an increase in SG&A expenses as a percentage of sales from 48.0% in the prior-year period to 59.9% in the current year period. As a result, operating losses increased from 7.3% in the prior-year period to 21.2%. Management does not anticipate that the confluence of these events giving rise to such operating margins will recur in the future.

Our Scientific & Industrial Imaging segment net sales decreased by 12.0% due primarily to the absence of motion imaging product sales (explained in the overview above) which was partially offset by net sales contributed by the contributions from the QImaging and Definitive Imaging acquisitions. Gross margins decreased from 51.3% in 2002 to 50.6% due to the increased manufacturing costs in the period for TEM imaging equipment. SG&A expenses as a percentage of sales increased to 45.0% in the period from 35.6% in the prior-year period as a result of additional costs associated with the development of the new motion imaging products and additional costs associated with foreign sales subsidiaries. Overall, the segment reported operating profits margins of 5.6% as compared to 15.7% with the bulk of the decline attributable to the repositioning of our motion imaging business.

Corporate expenses decreased by $1.0 million and reduced as a percentage of sales from 2.9% to 1.9% due primarily to reduced variable compensation costs.

Interest expense held constant at $2.9 million for the two month period ended December 31, 2002 compared to the two month period ended December 31, 2001, as lower effective interest rates offset increased borrowing levels.

Other income was $0.2 million in the two month period ended December 31, 2002 as compared to $0.7 million in the equivalent prior-year period from reduced realized foreign exchange gains.

Income taxes were 30.0% of pretax earnings in the current year period as compared to 35.0% in the equivalent prior-year period for the reasons noted in our discussion of critical accounting policies.

During fiscal 2002, we completed a transition review for goodwill impairment under SFAS 142 as of November 1, 2001. This review initially compared the fair value of each previously acquired reporting unit to its carrying value. If an impairment was indicated, the amount was then determined by comparing the implied fair value of goodwill to its carrying amount. This impairment, which was reported as a change in accounting principle, was a $25,970 after-tax non-cash charge and was related to the Redlake, Petrotech and Dynamco units.

At December 31, 2002, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2002 and December 31, 2001. This strengthening resulted in a gain of $6.8 million in the foreign exchange component of comprehensive earnings for the two month period ended December 31, 2002. Approximately $5.4 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the two month period also benefited from the weakening of the US dollar, primarily against the Euro. The difference between the operating results for these companies for the two month period ending December 31, 2002, translated into U.S. dollars at average currency exchange rates experienced during the two month period and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable two month period in 2001 was not material. If the impact of selling European sourced product in the U.S. is also considered, the impact of currency movements was negligible.

Net orders, booked for continuing operations, were $95.3 million for the period, 8% higher than the same period of 2001 net order intake of $88.0 million. This increase was due to the additional net orders booked of $10.6 million from our fiscal 2002 acquisitions, which somewhat offset by delays in blanket order releases and other industrial market softness for our Industrial Technology segment. Overall, our order backlog at December 31, 2002 increased by $6.6 million as compared to December 31, 2001. This increase was due to new acquisitions having $6.9 million in backlog at December 31, 2002, partially offset by softness in the Industrial Technology segment.

	Net orders booked for the two months ended December 31,		Order backlog as of December 31,
	2002	2001	2002	2001
Instrumentation	$29,433	$28,244	$18,873	$22,286
Industrial Technology	22,811	26,604	25,574	31,183
Energy Systems & Controls	14,254	6,824	25,902	18,426
Scientific & Industrial Imaging	28,780	26,371	46,999	38,874

	$95,278	$88,043	$117,348	$110,769

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $7.4 million in the period as compared to $1.0 million in the prior-year period. This increase is principally attributable to a $5 million collection from Gazprom under a vendor financing program and other working capital reductions, partially offsetting reduced earnings. Cash used in investing activities were lower in the two months ended December 31, 2002 compared to the prior-year period. In the two months ended December 31, 2001, we made a final payment due under the purchase agreement for acquisition of Struers and Logitech in September 2001. Cash flows from financing activities during each of the periods were mostly the borrowing activities associated with the business acquisitions and the debt reductions from our other net positive cash flows.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $123.6 million at December 31, 2002 compared to $126.7 million at October 31, 2002. Net working capital was reduced by $3.1 million during the period due to $5 million received from Gazprom on the prior year supplemental sale, offset by increased inventories from deferred Gazprom and oil & gas and TEM digital imaging equipment shipments. Total debt was $329.6 million at December 31, 2002 (46% of total capital) compared to $332.1 million at October 31, 2002 (47% of total capital).

Our principal $275 million credit facility with a group of banks provides most of our daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At December 31, 2002, we had outstanding U.S. denominated borrowings of $148.7 million, the equivalent of $40.2 million of Euro denominated borrowings and $4.5 million of outstanding letters of credit. Total unused availability under this facility was $72.0 million at December 31, 2002. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and to assist in the financing of some additional acquisitions. This facility matures May 2005. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

Our outstanding indebtedness at December 31, 2002 also included $125 million of term notes maturing in May 2007 and May 2010 and do not require sinking fund payments. The notes are pre-payable by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended July 31, 2003.

At December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $0.6 million and $2.0 million were incurred during the two months ended December 31, 2002 and December 31, 2001, respectively. We expect future capital expenditures to be less than 2% of sales.

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

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. Roper adopted the statement on January 31, 2003 and the statement has had no effect on its financial condition, results of operations, or cash flows.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” that amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123 and adopted the additional disclosure provisions of SFAS 148 during 2003.

The FASB issued SFAS 150 – “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” that clarifies liability or equity classification for different financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. The adoption of SFAS 150 is not expected to have a material effect on the company’s financial condition, results of operations, or cash flows.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which has historically been experienced. However, the rate at which we can reduce our debt during 2003 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

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

Interest rate risks at December 31, 2002 were not materially different from the analysis presented in our Annual Report on Form 10-K/A for the year ended October 31, 2002.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen.

Sales by companies whose functional currency was not the U.S. dollar were 27% of our total sales and 73% of these sales were by companies with a European functional currency. The U.S. dollar has relatively consistently weakened against these European currencies since the two month period ended December 31, 2001. The difference between the operating results for these companies for the two months ending December 31, 2002, translated into U.S. dollars at average currency exchange rates experienced during the two month period and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable two month period in 2001 was less than $300 thousand. If these currency exchange rates had been 10% different throughout the two months ended December 31, 2002 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $0.3 million.

The changes of these currency exchange rates relative to the U.S. dollar during the two month period ended December 31, 2002 compared to currency exchange rates at October 31, 2002 resulted in an increase in net assets of $6.8 million that was reported as a component of comprehensive earnings, $5.4 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of December 31, 2002, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

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

b.     Reports on Form 8-K

We filed the following reports on Form 8-K during the two month period ended December 31, 2002.

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

Signature	Title	Date
/s/ Brian D. Jellison
Brian D. Jellison	Chief Executive Officer and President	September 25, 2003

/s/ Martin S. Headley
Martin S. Headley	Vice President and Chief Financial Officer	September 25, 2003

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2, 4.02 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.2	Credit Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.3	Note Purchase Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Financial Officer (302)

32.3	Certification of Chief Executive Officer (906)

32.4	Certification of Financial Officer (906)