Form 10-K/A
period 2002-10-31
ROPER INDUSTRIES INC /DE/
filed 2003-11-03
CIK 882835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

Amendment No. 2

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2002
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 1-12273

ROPER INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

_________________

Delaware	51-0263969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

_________________

2160 Satellite Boulevard, Suite 200
Duluth, Georgia 30097

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 495-5100

_________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights with respect
to Common Stock, $0.01 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of December 31, 2002: $1,148,012,000.

Number of shares of Registrant’s Common Stock outstanding as of December 31, 2002: 31,366,442.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on March 21, 2003, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Roper Industries, Inc. filed Amendment No. 1 to its Annual Report on Form 10-K to correct a typographical error in footnote 14 to its consolidated financial statements as of October 31, 2002 and 2001 and for the three years ended October 31, 2002 (included in Item 8 of the Annual Report).

Roper Industries, Inc. is filing this amendment, Amendment No. 2 to its Annual Report on Form 10-K to restate its consolidated financial statements as of October 31, 2002 and 2001 and for the three years ended October 31, 2002 (included in Item 8 of the Annual Report) to reflect the discontinued operations of its Petrotech operation. In addition, during the quarter ended January 31, 2003, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

PART I

ITEM 1. BUSINESS

GENERAL

Roper Industries, Inc. (“Roper,” “we” or “us”) is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. These products and services are marketed to selected segments of a broad range of markets including oil and gas, research, power generation, medical, semiconductor, refrigeration, automotive, water / wastewater and general industry.

Roper pursues consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses, and by acquiring other carefully selected businesses, that offer to our customers high value-added, engineered industrial products and solutions and that are capable of achieving and maintaining high margins. This strategy continually emphasizes (i) increasing market share and market expansion, (ii) new product development, (iii) improving productivity and reducing costs and (iv) acquisition of similar new businesses. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (i) Year Ended October 31, 2002 Compared to Year Ended October 31, 2001 and (ii) — Year Ended October 31, 2001 Compared to Year Ended October 31, 2000.”

The company makes available free of charge on our website (www.roperind.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

The outstanding debt under our primary credit agreement was $186.4 million at October 31, 2002. Total outstanding debt at that date was $332.1 million, or 47% of total capital (calculated as the sum of total debt and stockholders’ equity), or 2.6 x fiscal 2002‘s EBITDA (calculated as earnings before change in accounting principle, interest, taxes, depreciation and amortization) unadjusted for acquisitions. We believe we are well positioned to further expand our businesses.

International Sales. Sales outside the United States continue to play an important part in our business. International sales include sales of products exported from the United States as well as products manufactured and sold abroad. In fiscal 2002, 2001 and 2000, our net sales outside the U.S. were 59%, 53% and 52%, respectively, of total net sales. Information regarding international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K (“Annual Report”).

Research and Development. We conduct applied research and development to improve the quality and performance of our products, to develop new products and to enter new markets. Our research and development often includes extensive field testing of our products. We expensed $29.6 million (4.8% of net sales), $26.0 million (4.6% of net sales), and $22.3 million (4.7% of net sales) in the years ended October 31, 2002, 2001 and 2000, respectively, on research and development activities.

INSTRUMENTATION

Our Instrumentation segment offers equipment and consumables for materials analysis, fluid properties testing, industrial leak testing, precision chemical dispensing and spectroscopy, and specialty lenses for scientific, medical and semiconductor applications. These products and solutions are provided through three U.S.-based, and two European-based operating units. Selected financial information for the instrumentation segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Materials Analysis Equipment and Consumables. We manufacture and sell semiconductor equipment and supply various types of equipment and consumables necessary to extract and shape certain materials for production and to prepare materials samples for testing and analysis. These products are used mostly within the academic, government research, electronics, biological and material science end-user markets.

Fluid Properties Testing Equipment. We manufacture and sell automated and manual test equipment to determine certain physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation, of liquids and gasses for the petroleum and other industries.

Industrial Leak Testing Equipment. We manufacture and sell products and systems to test for leaks and confirm the integrity of assemblies and sub-assemblies in automotive, medical, industrial and consumer products applications.

Semiconductor Production Equipment. We manufacture microprocessor-based integrated dispense systems that are used principally in the semiconductor industry to dispense chemicals in a precise and repeatable fashion during the wafer fabrication process.

The following table sets forth information regarding each class of products within the instrumentation segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Year ended October 31,
	2002	2001	2000
Materials analysis equipment and consumables	$75,640	$13,805	$--
Fluid properties testing equipment	68,180	63,152	51,499

The following chart shows the breakdown of the instrumentation segment’s sales by end market for fiscal 2002:

Backlog.     Our Instrumentation companies have lead times of up to several months on many of their product sales, although standard products are often shipped within four weeks of receipt of order. Blanket purchase orders are placed by certain end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $17.8 million at October 31, 2002 compared to $25.2 million at October 31, 2001. The decrease was attributed to successful efforts to reduce delivery times at Struers and Logitech along with weaker market conditions, particularly in the automotive, electronics and semiconductor end markets.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturers’ representatives, agents, distributors and direct sales offices in both the U.S. and various other countries.

Customers.     Each of the operating units in the Instrumentation segment sells to a variety of customers worldwide, with certain major customers in the automotive and medical diagnostics industries having operations globally. Some of the operating units have sales to one or a few customers that represent a significant portion of their respective sales and we expect the relative importance of such a concentrated customer base for these operating units to continue. However, none of this segment’s customers accounted for as much as 10% of its net sales during fiscal 2002.

INDUSTRIAL TECHNOLOGY

Our Industrial Technology segment produces industrial pumps, flow measurement and metering equipment, and industrial valves and controls. These products and solutions are provided through six U.S.-based and two European-based operating units. Selected financial information for the industrial technology segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Industrial Pumps. We design, manufacture and distribute a wide variety of pumps. These pumps vary significantly in complexity and in pumping method employed, which allows for the movement and application of a diverse range of liquids and solids including low and high viscosity liquids, high solids content slurries and chemicals. Our pumps are used in large and diverse sets of end markets such as oil and gas, agricultural, water/wastewater, medical, chemical and general industrial.

Industrial Valves and Controls. We manufacture a variety of valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, refrigeration, marine engine and general industrial markets. Most of these products are designed for use in hazardous environments.

Flow Measurement Equipment. We manufacture turbine and positive displacement flow meters, emissions measurement equipment and flow meter calibration products for aerospace, automotive, power generation and other industrial applications.

The following table sets forth information regarding each class of products within the industrial technology segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Year ended October 31,
	2002	2001	2000
Industrial pumps	$83,484	$90,315	$78,895
Industrial valves and controls	63,721	64,693	38,866

The following chart shows the breakdown of the Industrial Technology segment’s sales by end market during fiscal 2002:

Backlog.    The Industrial Technology operating units’ sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within six-to-twelve weeks following receipt of order, although larger project orders and blanket purchase orders for certain OEMs may extend for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $24.1 million at October 31, 2002 compared to $26.6 million at October 31, 2001.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers.    Some of the Industrial Technology segment’s operating units have sales to one or a few customers that represent a significant portion of that operating unit’s sales and the relative importance of such a concentrated customer base for these operating units is expected to continue. However, no customer was responsible for as much as 10% of this segment’s net sales during fiscal 2002.

ENERGY SYSTEMS AND CONTROLS

Our Energy Systems and Controls segment produces control systems, machinery vibration and other non-destructive inspection and measurement products and solutions, which are provided through three U.S.-based operating units. Selected financial information for the energy systems and controls segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Control Systems. We manufacture control systems and panels and provide related engineering and commissioning services, for turbomachinery applications in the oil and gas, pipeline and power generation markets.

Non-destructive Inspection and Measurement Instrumentation. We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and machinery vibration sensors, switches and transmitters. These solutions are applied in power generation, aerospace and broader industrial markets. Many of these products are designed for use in hazardous environments.

The following table sets forth information regarding each class of products within the Energy Systems and Controls segment that accounted for at least 10% of our total net sales in any of the periods presented below were as follows (in thousands):

	Year ended October 31,
	2002	2001	2000
Control systems	$97,889	$90,600	$72,015

The following chart shows the breakdown of sales by end market for the Energy Systems and Controls segment during fiscal 2002:

Backlog. The majority of this segment’s business consists of larger engineered projects with lead times of three to nine months. As such, backlog typically fluctuates significantly dependent upon the timing of large project awards. Standard products generally ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $24.0 million at October 31, 2002 compared to $21.9 million at October 31, 2001.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers’ representatives and industrial machinery distributors.

Customers.    Each of the Energy Systems and Controls segment’s business units sell to a variety of customers worldwide. OAO Gazprom, a Russian enterprise that is the world’s largest gas provider, continued to be the biggest single customer in this segment for fiscal 2002, accounting for approximately 45% of its sales, compared to 46% in fiscal 2001. Gazprom has indicated its interest to continue purchases of control systems through 2007. However, we expect sales to Gazprom in fiscal 2003 to be reduced in amount and as a percentage of this segment’s sales compared to fiscal 2002 levels. The continuation of this business with Gazprom is subject to numerous risks, many of which are beyond our control, including, but not limited to, increased competition, availability of acceptable financing and customer delays in commissioning and start-up of installations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Forward Looking Information”.

SCIENTIFIC AND INDUSTRIAL IMAGING

Our Scientific and Industrial Imaging segment offers high performance digital imaging products and software. These products and solutions are provided through four U.S-based and one Canadian based operating units. Selected financial data for the scientific and industrial imaging segment is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Digital Imaging Products and Software. We manufacture and sell extremely sensitive, high-performance charge-coupled device cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. These products are principally sold for use within academic, government research, semiconductor, automotive, ballistic and biological and material science end-user markets. They are frequently incorporated into original equipment manufacturer (“OEM”) products.

The following table sets forth information regarding each class of products within the scientific and industrial imaging segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Year ended October 31,
	2002	2001	2000
Digital imaging products and software	$134,859	$143,375	$133,623

The following chart shows the breakdown of the Scientific and Industrial Imaging segment’s sales by end market for fiscal 2002:

Backlog.    The Scientific and Industrial Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $40.7 million at October 31, 2002 compared to $38.1 million at October 31, 2001.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers.     One of the Scientific and Industrial Imaging segment’s operating units has sales to a few customers that represent a significant portion of that operating unit’s sales and the relative importance of such a concentrated customer base for this operating unit is expected to continue. However, no customer was responsible for as much as 10% of this segment’s net sales during fiscal 2002.

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

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENTAL REGULATION

Roper’s operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. These laws and regulations can result in the imposition of substantial fines and sanctions for violations and could require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. It is our policy to comply with all applicable regulatory requirements.

We use and generate hazardous substances and waste in our operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. We have experienced, and expect to continue to experience, operating costs to comply with environmental laws and regulations. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities.

COMPETITION

Generally, the products and solutions we offer our business segments face significant competition, usually from a limited number of competitors. Although we believe that we are a leader in most of our markets, no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the life cycle and maturity of the technology employed. We compete primarily on product quality, performance, innovation, price, applications expertise and customer service capabilities.

PATENTS AND TRADEMARKS

We own the rights under a number of patents and trademarks relating to certain of our products and businesses. While Roper believes that none of our operating units are substantially dependent on any single, or group, of patents, trademarks or other items of intellectual property rights, the product development and market activities of Compressor Controls, Gatan, Integrated Designs, Redlake MASD and Roper Scientific, in particular, have been planned and conducted in conjunction with important and continuing patent strategies. Compressor Controls has been granted a series of U.S. and associated foreign patents and a significant portion of its fiscal 2002 sales was of equipment that incorporated innovations that are the subject of several such patents that will not begin to expire until 2004. Integrated Designs was granted a U.S. patent in 1994 related to methods and apparatus claims embodied in its integrated dispense systems that accounted for the majority of its fiscal 2002 sales. The U.S. patent will expire in 2011.

EMPLOYEES

As of October 31, 2002, we had approximately 3,100 total employees, of whom approximately 2,100 were located in the United States.

OTHER INFORMATION

Roper was incorporated in Delaware in 1981.

ITEM 2. PROPERTIES

In early January 2003, we relocated our corporate office from Bogart, Georgia where we leased approximately 10,000 square feet of office space to the Atlanta area where we lease approximately 13,800 square feet of office space. We have established sales and service locations around the world to support our operations. The following table sets forth our principal properties.

		Square footage
Location	Property	Owned	Leased	Industry segment
Phoenix, AZ	Office / Mfg.	--	45,900	Industrial Technology
Tucson, AZ	Office / Mfg.	--	37,300	Scientific and Industrial Imaging
Burnaby, B.C., Canada	Office / Mfg.	--	8,200	Scientific and Industrial Imaging
Pleasanton, CA	Office	--	19,400	Scientific and Industrial Imaging
Richmond, CA	Office / Mfg.	67,400	--	Industrial Technology
San Diego, CA	Office / Mfg.	--	43,000	Scientific and Industrial Imaging
Rodovre, Denmark	Office / Mfg.	--	114,000	Instrumentation
Verson, France	Office / Mfg.	--	22,500	Instrumentation
Commerce, GA	Office / Mfg.	203,800	--	Industrial Technology
Büchen, Germany	Office / Mfg.	191,500	--	Industrial Technology
Lauda, Germany	Office / Mfg.	37,900	--	Instrumentation
Des Moines, IA	Office / Mfg.	--	88,000	Energy Systems and Controls
Belle Chasse, LA*	Office / Mfg.	--	33,200
Burr Ridge, IL	Office / Mfg.	55,000	--	Industrial Technology
Acton, MA	Office / Mfg.	--	32,700	Instrumentation
Silver Spring, MD	Office	--	11,800	Scientific and Industrial Imaging
Trenton, NJ	Office / Mfg.	40,000	--	Scientific and Industrial Imaging
Syosset, NY	Office / Mfg.	--	27,500	Industrial Technology
Portland, OR	Office / Mfg.	--	128,000	Industrial Technology
Warrendale, PA	Mfg.	--	76,300	Scientific and Industrial Imaging
Carrollton, TX	Office / Mfg.	--	22,000	Instrumentation
Houston, TX	Office / Mfg.	16,200	--	Energy Systems and Controls
Houston, TX	Office / Mfg.	--	35,000	Instrumentation
Houston, TX	Office / Mfg.	--	27,500	Instrumentation
McKinney, TX	Office / Mfg.	--	25,000	Industrial Technology
Bury St. Edmunds, U.K	Office / Mfg.	90,000	--	Industrial Technology
Cambridge, U.K	Office / Mfg.	--	14,000	Instrumentation
Glasgow, U.K	Office / Mfg.	27,700	--	Instrumentation
Oxford, U.K	Office / Mfg.	--	5,500	Scientific and Industrial Imaging
Issaquah, WA	Office / Mfg.	--	86,400	Energy Systems and Controls

We consider each of the above facilities to be in good operating condition and adequate for its present use and believes that it has sufficient plant capacity to meet its current and anticipated operating requirements.

* Facility relates to the discontinued operation of Petrotech which was previously reported in our Industrial Controls segment prior to the segment realignment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Roper’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends paid during each of our fiscal 2002 and 2001 quarters.

		High	Low	Cash Dividends Paid
2002	4th Quarter	$39.14	$27.25	$0.0825
	3rd Quarter	46.90	29.00	0.0825
	2nd Quarter	51.90	41.04	0.0825
	1st Quarter	52.91	35.90	0.0825

2001	4th Quarter	$45.00	$31.00	$0.0750
	3rd Quarter	45.80	34.99	0.0750
	2nd Quarter	43.00	33.65	0.0750
	1st Quarter	38.50	29.94	0.0750

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

Recent Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL INFORMATION

The consolidated selected financial data presented below have been derived from Roper’s audited consolidated financial statements and should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and with Roper’s Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. During the first quarter of fiscal 2003, the Company decided to offer for sale the Petrotech operation. The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented.

	Year ended October 31,
	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)
	(in thousands, except per share data)
Operations data:
Net sales	$617,462	$562,955	$469,999	$360,553	$340,843
Gross profit	333,755	304,750	252,522	198,316	179,428
Income from operations	115,545	100,866	88,662	73,649	61,971
Earnings before change in accounting principle	66,438	57,415	49,575	47,532	38,839

Per share data:
Earnings before change in accounting principle:
Basic	$2.13	$1.87	$1.66	$1.47	$1.18
Diluted	2.09	1.82	1.59	1.44	1.15
Dividends	0.33	0.30	0.28	0.26	0.24

Balance sheet data:
Working capital	$118,590	$135,972	$136,909	$92,164	$91,874
Total assets	828,973	762,122	596,902	420,163	381,533
Long-term debt, less current portion	311,590	323,830	234,603	109,659	120,307
Stockholders' equity	376,012	323,506	270,191	231,968	197,033

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selection Financial Information” and our consolidated financial statements and related notes included elsewhere in this Annual Report. During the first quarter of fiscal 2003, the Company decided to offer for sale the Petrotech operation. The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At October 31, 2002, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.6 million, or 3% of total gross accounts receivable excluding $15.3 million of securitized Gazprom receivables from a vendor financing program. This percentage is influenced by the risk profile of the underlying receivables. During 2002, that profile improved with the acquisition of Zetec and other improvements in collections from core businesses, and the allowance was reduced as a percent of net sales by 50 basis points.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At October 31, 2002, inventory reserves for excess and obsolete inventory were $19.2 million, or 18% of gross first-in, first-out inventory cost. This percentage has increased by 390 basis points over the year as the relative age of inventory increased during the cyclical downturn.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At October 31, 2002, the accrual for future warranty obligations was $3.4 million or 0.5% of annualized fourth quarter fiscal 2002 sales. Our expense for warranty obligations was less than 1% of net sales for each of the three years ended October 31, 2002.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During fiscal 2002, 2001 and 2000, we recognized revenue of approximately $2.4 million, $2.3 million and $1.7 million, respectively using this method. In addition, approximately $7.9 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized at October 31, 2002. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During fiscal 2002, our effective income tax rate was reduced to 31% from 34%. Two of the key factors related to the reduced rate were our expected utilization of all available foreign income tax credits and the accounting change related to goodwill amortization that was expensed for book purposes prior to the adoption of SFAS 142 but not deductible for income tax purposes.

We adopted SFAS No. 142 effective November 1, 2001 – the beginning of our fiscal 2002. SFAS 142, issued in June 2001, requires the adoption of its provisions by the beginning of our fiscal 2003, but the timing of our fiscal year end also allowed it to elect to adopt SFAS 142 at the beginning of fiscal 2002. Based primarily on investor interest to see results reflecting adoption of SFAS 142, we elected to adopt this new standard at the earlier date.

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. The transitional business valuation reviews required by SFAS 142 indicated a reduction of the carrying value of goodwill for three business units (Redlake, Petrotech and Dynamco). This goodwill reduction has been reported as a change in accounting principle retroactive to the beginning of fiscal 2002 and resulted in a transitional charge to earnings of approximately $26 million. After the adoption of SFAS 142, goodwill is required to be evaluated annually. If this annual review indicates further impairment of goodwill balances, that entire impairment will be recorded immediately and reported as a component of current operations. Our acquisitions have generally included a large goodwill component and we expect this to continue with future acquisitions.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in fiscal 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of any impairment provision on current results. Note 5 to our consolidated financial statements includes a reconciliation comparing earnings of pre-adoption periods to earnings of current periods for those periods presented. Goodwill amortization prior to the adoption of SFAS 142 was largest in the Instrumentation segment and the amount of goodwill currently recorded is also largest for this segment. We believe it inappropriate to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment.

At October 31, 2002, Roper’s total assets included $459.2 million of goodwill. Goodwill was allocated $198.0 million to our Instrumentation segment, $76.7 million to our Industrial Technology segment, $78.9 million to our Energy Systems and Controls segment and $105.6 million to our Scientific and Industrial Imaging segment. Total goodwill was allocated to 22 different business units with individual amounts ranging from less than $1 million to approximately $78 million.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales.

	Year ended October 31,
	2002	2001	2000
Net sales
Instrumentation(1)	$175,490	$125,354	$111,789
Industrial Technology(2)	164,160	170,822	131,251
Energy Systems and Controls(3)	126,709	107,043	86,582
Scientific and Industrial Imaging	151,103	159,736	140,377

Total	$617,462	$562,955	$469,999

Gross profit:
Instrumentation	58.6%	58.4%	56.1%
Industrial Technology	46.2	46.8	47.7
Energy Systems and Controls	59.8	62.8	61.7
Scientific and Industrial Imaging	52.3	52.8	52.5

Total	54.1	54.1	53.7

Operating profit:
Instrumentation	18.7%	20.8%	25.3%
Industrial Technology	22.8	24.0	24.1
Energy Systems and Controls	26.1	26.4	24.5
Scientific and Industrial Imaging	17.1	19.1	18.7

Total	20.9	22.4	22.9

Goodwill amortization	--	(2.7)%	(2.6)%
Corporate administrative expenses	(2.2)	(1.7)	(1.4)
Restructuring charges(4)	--	(0.1)	--

Income from continuing operations	18.7	17.9	18.9
Interest expense	(3.0)	(2.8)	(2.9)
Euro debt currency exchange loss	(0.7)	--	--
Other income	0.5	0.7	0.3

Income from continuing operations before taxes and change
in accounting principle	15.6	15.8	16.3
Income taxes	(4.8)	(5.6)	(5.7)
Loss on discontinued operations, net of taxes	(0.1)	(0.3)	(0.1)
Goodwill adjustment effective November 1, 2001, net of taxes	(4.2)	--	--

Net earnings	6.5%	9.9%	10.5%

(1)	Includes results of Antek Instruments from August 2000, Struers and Logitech from September 2001 and several smaller businesses acquired during the years presented.
(2)	Includes results of Abel Pump from May 2000, Hansen Technologies from September 2000 and several smaller businesses acquired during the years presented.
(3)	Includes results of Zetec from August 2002 and several smaller businesses acquired during the years presented.
(4)	Restructuring charges were $180,000, $279,000 and $50,000 in Industrial Technology, Instrumentation, and Scientific and Industrial Imaging, respectively.

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Net sales for fiscal 2002 were $617.5 million as compared to sales of $563.0 million in fiscal 2001, an increase of 9.7%. $87.8 million of the sales increase was attributable to acquisitions during fiscal 2002 (Zetec, QImaging, Duncan Technologies, Definitive Imaging and AI Qualitek) and the full-year impact of acquisitions made during fiscal 2001 (Struers, Logitech, Media Cybernetics and Dynamco). Excluding this impact net sales declined by 2.7% (to $529.7 million) primarily attributable to declines in the semiconductor market and the downturn in oil and gas exploration and certain industrial markets. The impact of these difficult market conditions was somewhat mitigated by a 15% increase in sales to Gazprom and an 8% increase in sales in our fluid properties testing businesses as their products help customers respond to stricter environmental controls regarding sulfur content in petroleum products.

In our Instrumentation segment, fiscal 2002 net sales increased by $50.1 million or 40% over fiscal 2001. The increase was primarily attributable to a year-on-year sales increase of $64.6 million from acquisitions (AI Qualitek acquired in fiscal 2002 and the full-year impact of our fiscal 2001 acquisitions Struers and Logitech). Excluding this impact of acquisitions, net sales declined 0.6% (to $110.9 million) as a result of severely depressed business conditions in semiconductor markets.

Net sales for our Industrial Technology segment declined by $6.7 million or 3.9% from fiscal 2001 to fiscal 2002, primarily from weakness in industrial pump and oil & gas exploration markets. The full-year impact of the fiscal 2001 acquisition of Dynamco slightly mitigated this decrease.

In our Energy Systems and Controls segment, net sales increased by $19.7 million or 18.4% with $13.1 million of the increase being attributable to the fiscal 2002 acquisition of Zetec. Excluding the impact of Zetec, net sales increased 6.1% (to $113.6 million) due to gains in sales of oil & gas control system applications, including those sold to Gazprom.

Our Scientific and Industrial Imaging segment reported a decrease in net sales in fiscal 2002 as compared to fiscal 2001 of $8.6 million or 5.4%. The decrease resulted principally from lower motion product sales due to the pending release of a new generation of products that we anticipate to begin shipping during the first half of fiscal 2003. Fiscal 2002 acquisitions (QImaging, Definitive Imaging and Duncan Technologies) and the full-year increase of a fiscal 2001 acquisition (Media Cybernetics) mitigated the decline by $8.8 million. Excluding the impact of these acquisitions net sales declined by 11.1% (to $139.2 million).

Our overall gross profit percentage was 54.1% in fiscal 2002 and the same as in fiscal 2001. Instrumentation segment gross margins were roughly flat in fiscal 2002 at 58.6% as compared to 58.4% in fiscal 2001. Industrial Technology gross margins decreased to 46.2% in fiscal 2002 as compared to 46.8% in fiscal 2001 as a result of adverse volume leverage in our industrial pumps businesses. Our Energy Systems and Controls segment reported margins of 59.8% in fiscal 2002 as compared to 62.8% in fiscal 2001, attributable to lower gross margins at Zetec as compared to the segment average. Our Scientific and Industrial Imaging segments gross margins were 52.3% in fiscal 2002 as compared to 52.8% in fiscal 2001 as margins declined for motion imaging equipment with the significant reduction in sales.

Excluding the effects from the accounting changes related to goodwill and the related amortization charges expensed in fiscal 2001 of $15.3 million, selling, general & administrative (“SG&A”) expenses increased to 35.2% of net sales in fiscal 2002 from 33.5% of net sales in fiscal 2001. This increase is attributable to higher SG&A expense levels at newly acquired businesses. SG&A expenses for companies included in all of both 2002 and 2001 declined 2% in 2002 despite significantly increased R&D and other engineering expenses in our Scientific and Industrial Imaging segment, most notably Redlake MASD. There was also an increase in corporate SG&A due primarily to an increase in medical insurance costs and salaries and related employee relocation costs. As a percentage of net sales, SG&A expenses also increased in 2002 compared to 2001 for each of our four business segments by between 1% and 2%.

Interest expense increased $2.6 million, or 16%, for the year ended October 31, 2002 compared to the year ended October 31, 2001. Average borrowing levels were approximately 36% higher during fiscal 2002 compared to the prior year due to acquisitions and effective interest rates were approximately 14% lower during fiscal 2002 compared to fiscal 2001.

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

At October 31, 2002, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2001. This strengthening resulted in a gain of $13.7 million in the foreign exchange component of comprehensive earnings for fiscal 2002. Approximately $11 million of this adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Fiscal 2002‘s operating results also benefited slightly from the stronger non-U.S. currencies. The benefits were less than 2% of operating earnings. Foreign exchange differences related to our other non-U.S. subsidiaries were immaterial to fiscal 2002‘s financial information.

The following table summarizes our net sales order information for the years ended October 31 (dollar amounts in thousands).

	2002	2001	change
Instrumentation	$168,350	$118,481	42%
Industrial Technology	161,632	171,550	-6
Energy Systems and Controls	123,038	119,137	3
Scientific and Industrial Imaging	153,349	157,096	-2

Total	$606,369	$566,264	7%

Instrumentation segment net orders improved due largely to 2001 and 2002 acquisitions and higher orders for oil and gas desulfurization applications, offset somewhat by lower orders for semiconductor capital equipment markets. Industrial Technology segment net orders declined on weak industrial and oil and gas exploration markets. Energy Systems and Controls net orders rose because of higher demand for the Company’s turbomachinery control systems, as well as the 2002 acquisition of Zetec, with the year-to-year comparison adversely affected by a $20 million supplemental order from Gazprom in 2001. Scientific and Industrial Imaging net orders fell as the benefit from 2002 and 2001 acquisitions was more than offset by weak semiconductor markets and lower motion product activity.

The following table summarizes sales order backlog information at October 31 (dollar amounts in thousands).

	2002	2001	change
Instrumentation	$17,751	$25,155	-29%
Industrial Technology	24,122	26,608	-9
Energy Systems and Controls	23,985	21,928	9
Scientific and Industrial Imaging	40,732	38,100	7

Total	$106,590	$111,791	-5%

A significant impact on the decreased sales order backlog at October 31, 2002 compared to October 31, 2001 was the $11.5 million residual one-time supplemental Gazprom order which is included in the prior year backlog for Energy Systems and Controls. Excluding this order, total Company backlog increased 6% from $100.3 million to $106.6 million. Declines in Instrumentation and Industrial Technology were attributable to weak semiconductor and oil exploration markets, respectively.

Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

Net sales for fiscal 2001 were $563.0 million, a $93.0 million or 19.8% increase compared to fiscal 2000 net sales of $470.0 million. Acquisitions made during fiscal 2001 and the full year contribution from fiscal 2000 acquisitions contributed $66.3 million of the increase in net sales. Excluding the impact of acquisitions, net sales increased by $26.7 million, or 6.8%, with $15.6 million of the increase attributable to higher net sales to our largest customer, Gazprom. Part of this increase arose from a special vendor financing program instituted to fund exceptional sales levels.

Our Instrumentation segment reported net sales of $125.4 million, a $13.6 million or 12.1% increase over fiscal 2000 net sales of $111.8 million. Acquisitions made during 2001 (Struers and Logitech) and the full year impact of fiscal 2000 acquisitions (Antek and Cybor) contributed $25.6 million of this increase. Excluding the impact of acquisitions, net sales were 12.0% lower in fiscal 2001 than in fiscal 2000 ($88.3 million in 2001 from $100.3 million in 2000) as a result of the depressed business conditions in semiconductor markets that impacted our integrated dispense systems sales and weak automobile markets that impacted demand for our industrial leak test products.

In our Industrial Technology segment net sales of $170.8 million in fiscal 2001 were $39.6 million or 30.1% higher than in fiscal 2000 net sales of $131.2 million. Acquisitions during fiscal 2001 (Dynamco) and the full year contribution from fiscal 2000 acquisitions (Abel Pump, Flow Data and Hansen Technologies) provided $35.7 million of this increase. Excluding the effect of acquisitions, net sales increased by $3.9 million or 3.3% (from $116.2 million to $120.1 million). The segment saw gains in most areas except certain industrial pump markets.

Our Energy Systems & Controls segment reported net sales of $107.0 million in fiscal 2001, a $20.5 million or 23.6% increase over fiscal 2000 net sales of $86.6 million. Increased sales to Gazprom were the principal cause of this increase.

Net sales of our Scientific and Industrial Imaging segment increased to $159.7 million in fiscal 2001, a $19.4 million or 13.8% increase over fiscal 2000 net sales of $140.4 million. Acquisitions made during 2001 (Media Cybernetics) and the full year impact of fiscal 2000 acquisitions (Redlake, MASD and Oxford EM) contributed $1.3 million to this increase. Excluding the impact of acquisitions, net sales increased 20.3% from $89.1 million to $107.2 million as a result of strong demand in research markets, particularly for our Transmission Electron Microscopy products.

Our overall gross profit percentage increased to 54.1% in fiscal 2001 from 53.7% in fiscal 2000. Many of our businesses reported improved margins during the year, most significantly from those businesses with improved leverage from additional sales. Our Instrumentation segment reported an increase in gross profit margins from 56.1% in fiscal 2000 to 58.4% in fiscal 2001 as a result of incremental sales at Struers and Logitech that were at relatively high margins. Industrial Technology segment gross profit margins declined from 47.7% in fiscal 2000 to 46.8% in fiscal 2000. This decrease was caused mostly by increased sales from our lower gross margin refrigeration valves business that was acquired in September 2000. The Energy Systems & Controls segment gross profit margins increased from 61.7% to 62.8% primarily as a result of increased business levels with Gazprom. Scientific and Industrial Imaging gross profit margins increased from 52.5% in fiscal 2000 to 52.8% in fiscal 2001 primarily as a result of favorable leverage related to increased sales into certain research markets.

SG&A expenses, excluding goodwill amortization and corporate administrative expenses were 31.8% of net sales in fiscal 2001 as compared to 30.9% of net sales in fiscal 2000. The increase arose solely from increases in the Instrumentation segment which more than offset improvements in cost structures in the other three segments. The increases in SG&A expenses as a percentage of net sales for the Instrumentation segment increased from 30.9% in fiscal 2000 to 37.7% in fiscal 2001 as a result of the quick and deep cyclical decline in the segment’s semiconductor-related business, higher SG&A expense levels at the fiscal 2001 acquisitions (Struers and Logitech) and additional research and development expenditures.

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

The following table summarizes net sales order information for the years ended October 31 (dollar amounts in thousands).

	2001	2000	change
Instrumentation	$118,481	$117,986	0%
Industrial Technology	171,550	137,712	25
Energy Systems and Controls	119,137	83,274	43
Scientific and Industrial Imaging	157,096	154,178	2

Total	$566,264	$493,150	15%

Net order gains in the Instrumentation segment from 2001 and 2000 acquisitions were offset by the sudden, severe downturn in the semiconductor capital equipment markets. Acquisitions in 2001 and 2000 benefited the Industrial Technology segment, which also experienced a decline in orders for directional drilling relating to fiber-optic cable placements in North America. Strong demand for turbomachinery controls, including a large increase in orders from Gazprom, coupled with a small 2000 acquisition, drove the increase in net orders in the Energy Systems and Controls segment. In the Scientific and Industrial Imaging segment, a strong increase in demand for electron microscopy products and solutions was mostly countered by a slowdown in motion imaging.

The following table summarizes our sales order backlog information at October 31 (dollar amounts in thousands).

	2001	2000	change
Instrumentation	$25,155	$16,875	49%
Industrial Technology	26,608	27,589	-4
Energy Systems and Controls	21,928	9,796	124
Scientific and Industrial Imaging	38,100	44,359	-14

Total	$111,791	$98,619	13%

Changes in sales order backlog were consistent with changes in net sales orders.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $86.8 million in fiscal 2002, $102.4 million in fiscal 2001 and $67.8 million during fiscal 2000. Most of this decrease in fiscal 2002 compared to fiscal 2001 was attributed to the one-time supplemental order for Gazprom, partially offset by improved cash generation from assets. Cash flows from investing activities during each of fiscal 2002, 2001, and 2000 were mostly business acquisition costs. Cash flows from financing activities during each of these years were mostly the borrowing activities associated with the business acquisitions and the debt reductions from our other net positive cash flows. Financing activities in fiscal 2000 also included refinancing our then-existing $200 million credit agreement with our current $275 million credit facility and the issuance of $125 million of senior notes.

Total current assets, excluding cash, exceeded total current liabilities, excluding debt, by $126.7 million at October 31, 2002 compared to $122.6 million at October 31, 2001. We acquired approximately $10 million of net current assets through business acquisitions during fiscal 2002. We also financed a $20 million one-time supplemental order for Gazprom. Working capital was otherwise reduced by approximately $20 million during fiscal 2002 due to improved management of our accounts receivable, inventories and payables. Total debt was $332.1 million at October 31, 2002 (47% of total capital) compared to $326.8 million at October 31, 2001 (50% of total capital). Our increased debt at October 31, 2002 compared to a year ago was due to the borrowings incurred to fund fiscal 2002 business acquisitions in excess of cash generated by existing operations.

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

The company was in compliance with all debt covenants related to our credit facilities throughout the year ended October 31, 2002.

Capital expenditures of $7.7 million, $7.4 million and $14.9 million were incurred during fiscal 2002, 2001 and 2000, respectively. We expect capital expenditures in fiscal 2003 to be comparable as a percentage of sales to the past two years.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following table quantifies our contractual cash obligations and commercial commitments at October 31, 2002 (dollars in thousands).

Contractual Cash Obligations

	Payments Due in Fiscal
	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$332,105	$20,515	$135	$186,455	$0	$40,000	$85,000
Operating Leases	38,000	8,600	6,600	4,800	3,400	2,700	11,900

Total	$370,105	$29,115	$6,735	$191,255	$3,400	$42,700	$96,900

Other Commercial Commitments

	Amounts Expiring in Fiscal
	Total Amount Committed	2003	2004	2005	2006	2007	Thereafter
Standby letters of credit	$3,075	$3,075	--	--	--	--	--

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued SFAS 143 – “Accounting for Asset Retirement Obligations” that Roper is required to adopt by November 1, 2002. Roper does not currently have, nor is it expected to have, any material asset retirement obligations subject to this new standard.

The FASB issued SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. The adoption of this standard did not result in an impairment charge.

The FASB issued SFAS 145 that rescinded, amended or made technical corrections to several previously issued statements. None of these changes significantly affected Roper’s accounting or financial reporting practices.

The FASB issued SFAS 146 – “Accounting for Costs Associated with Exit or Disposal Activities” that Roper is required to adopt for applicable transactions after December 31, 2002. This standard modifies the timing of when certain costs are reported.

The Company adopted FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after October 31, 2002 requiring the measurement provisions of this Interpretation.

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” (“VIE’s”) that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. IN 46 applies immediately to VIE’s created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. Roper is in the process of assessing the implications of this new statement for the company.

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

The FASB deferred issuance of SFAS 150 – “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both,” on October 29, 2003, that clarifies liability or equity classification for different financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. The Company is assessing the impact of this new statement to its financial statements.

Outlook

We currently expect sales and net income for fiscal 2003 to be higher than for fiscal 2002. Fiscal 2003 is expected to benefit from the full-year contributions from the businesses acquired during fiscal 2002, especially Zetec, from additional efforts to make our companies more efficient, and from reduced interest expense resulting from paying down our debt. The conditions in the semiconductor industry are currently poor and we do not expect any meaningful recovery in this industry during fiscal 2003. The overall economic conditions of the U.S.A. and Europe are sluggish and both the Federal Reserve Board and the European Central Bank recently lowered discount rates yet again in an effort to stimulate the respective economies. A significant terrorist attack could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

We expect to continue an active acquisition program. However, completion of future acquisitions and their impact on our results or financial condition cannot be accurately predicted.

Information About Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions, including with respect to the Neptune acquisition.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

  completion of the Neptune acquisition;
  if completed, our ability to integrate Neptune into our operations;
  the terms and conditions pursuant to which we are able to finance the Neptune acquisition;
  reductions in our business with Gazprom;
  unfavorable changes in foreign exchange rates;
  difficulties associated with exports;
  risks and costs associated with our international sales and operations;
  difficulty making acquisitions and successfully integrating acquired businesses;
  increased product liability and insurance costs;
  increased directors and officers liability and other insurance costs;
  product liability and insurance risks;
  increased warranty exposure;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings. We are exposed to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

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

At October 31, 2002, Roper’s outstanding variable-rate borrowings under the $275 million credit facility were $186.4 million. An increase in interest rates of 1% would increase our annualized interest costs by $1.9 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen.

Sales by companies whose functional currency was not the U.S. dollar were 28% of our total sales and 80% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during fiscal 2002 and was relatively stable compared to other currencies. The difference between fiscal 2002‘s operating results for these companies translated into U.S. dollars at average currency exchange rates experienced during fiscal 2002 and these operating results translated into U.S. dollars at average currency exchange rates experienced during fiscal 2001 was not material. If these currency exchange rates had been 10% different throughout fiscal 2002 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $2 million.

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

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Page
Consolidated Financial Statements:

Report of Independent Auditors (PricewaterhouseCoopers LLP)	F-2

Consolidated Balance Sheets as of October 31, 2002 and 2001	F-3

Consolidated Statements of Earnings for the Years ended October 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the
Years ended October 31, 2002, 2001 and 2000	F-5

Consolidated Statements of Cash Flows for the Years ended October 31, 2002, 2001 and 2000	F-6

Notes to Consolidated Financial Statements	F-7

Supplementary Data:

Schedule II - Consolidated Valuation and Qualifying Accounts for the Years ended
October 31, 2002, 2001 and 2000	S-2

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings and cash flows present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at October 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on November 1, 2001, Roper Industries, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP
Atlanta, Georgia
September 25, 2003
except for Note 18
which the date is October 22, 2003

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 31, 2002 and 2001
(in thousands, except per share data)

	2002	2001
Assets

Cash and cash equivalents	$12,422	$16,419
Accounts receivable, net	138,290	116,510
Inventories	88,313	89,543
Other current assets	5,224	5,146
Assets held for sale	4,578	12,234

Total current assets	248,827	239,852

Property, plant and equipment, net	51,089	51,543
Goodwill	459,233	415,661
Other intangible assets, net	37,032	31,101
Other noncurrent assets	32,792	23,965

Total assets	$828,973	$762,122

Liabilities and Stockholders' Equity

Accounts payable	$35,253	$32,995
Accrued liabilities	65,153	59,520
Liabilities related to assets held for sale	1,698	2,738
Income taxes payable	7,618	5,617
Current portion of long-term debt	20,515	3,010

Total current liabilities	130,237	103,880

Long-term debt	311,590	323,830
Other noncurrent liabilities	11,134	10,906

Total liabilities	452,961	438,616

Stockholders' equity:

Preferred stock, $0.01 par value per share; 1,000 shares authorized;
none outstanding	--	--
Common stock, $0.01 par value per share; 80,000 shares authorized;
32,593 shares issued and 31,363 outstanding at October 31, 2002 and
32,131 shares issued and 30,879 outstanding at October 31, 2001	326	321
Additional paid-in capital	89,153	80,510
Retained earnings	304,995	275,259
Accumulated other comprehensive earnings	5,940	(7,757)
Treasury stock, 1,230 shares October 31, 2002 and 1,252 shares at
October 31, 2001	(24,402)	(24,827)

Total stockholders' equity	376,012	323,506

Total liabilities and stockholders' equity	$828,973	$762,122

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended October 31, 2002, 2001 and 2000
(Dollar and share amounts in thousands, except per share data)

	2002	2001	2000
Net sales	$617,462	$562,955	$469,999
Cost of sales	283,707	258,205	217,477

Gross profit	333,755	304,750	252,522

Selling, general and administrative expenses	218,210	203,884	163,860

Income from operations	115,545	100,866	88,662

Interest expense	18,506	15,917	13,483
Euro debt currency exchange loss	4,093	--	--
Other income	3,381	3,916	1,207

Earnings from continuing operations before income taxes
and change in accounting principle	96,327	88,865	76,386

Income taxes	29,889	31,450	26,811

Earnings from continuing operations before change in
accounting principle	66,438	57,415	49,575

Loss from discontinued operations, net of taxes	415	1,576	297

Goodwill impairment, net of taxes of $11,130	(25,970)	--	--

Net earnings	$40,053	$55,839	$49,278

Earnings per share:
Basic:
Earnings before change in accounting principle	$2.13	$1.87	$1.63
Loss from discontinued operations	(.01)	(.05)	(.01)
Goodwill adjustment effective November 1, 2001	(0.84)	--	--

Net earnings	$1.28	$1.82	$1.62

Diluted:
Earnings before change in accounting principle	$2.09	$1.82	$1.59
Loss from discontinued operations	(.01)	(.05)	(.01)
Goodwill adjustment effective November 1, 2001	(0.82)	--	--

Net earnings	$1.26	$1.77	$1.58

Weighted average common shares outstanding:
Basic	31,210	30,758	30,457
Diluted	31,815	31,493	31,182

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
Years ended October 31, 2002, 2001 and 2000
(in thousands, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders' equity	Compre- hensive earnings
Balances at October 31, 1999	30,282	$316	$71,084	$187,911	$(2,172)	$(25,171)	$231,968	$--

Net earnings	--	--	--	49,278	--	--	49,278	49,278
Stock option transactions	308	3	3,949	--	--	--	3,952	--
Currency translation adjustments	--	--	--	--	(6,741)	--	(6,741)	(6,741)
Cash dividends ($0.28 per share)	--	--	--	(8,537)	--	--	(8,537)	--
Treasury stock sold	9	--	84	--	--	187	271	--

Balances at October 31, 2000	30,599	319	75,117	228,652	(8,913)	(24,984)	270,191	$42,537

Net earnings	--	--	--	55,839	--	--	55,839	$55,839
Stock option transactions	272	2	5,293	--	--	--	5,295	--
Currency translation adjustments	--	--	--	--	1,156	--	1,156	1,156
Cash dividends ($0.30 per share)	--	--	--	(9,232)	--	--	(9,232)	--
Treasury stock sold	8	--	100	--	--	157	257	--

Balances at October 31, 2001	30,879	321	80,510	275,259	(7,757)	(24,827)	323,506	$56,995

Net earnings	--	--	--	40,053	--	--	40,053	$40,053
Stock option transactions	462	5	8,096	--	--	--	8,101	--
Incentive bonus plan transactions	11	--	325	--	--	210	535	--
Currency translation adjustments	--	--	--	--	13,697	--	13,697	13,697
Cash dividends ($0.33 per share)	--	--	--	(10,317)	--	--	(10,317)	--
Treasury stock sold	11	--	222	--	--	215	437	--

Balances at October 31, 2002	31,363	$326	$89,153	$304,995	$5,940	$(24,402)	$376,012	$53,750

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$40,053	$55,839	$49,278
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization of property, plant
and equipment	11,600	9,838	8,260
Amortization of intangible assets	3,731	16,871	13,084
Goodwill transitional impairment, net of tax	25,970	--	--
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	5,499	7,027	(13,158)
Inventories	10,557	4,466	(7,643)
Accounts payable and accrued liabilities	(4,407)	7,628	16,214
Income taxes payable	6,723	1,725	786
Note receivable - supplier financing	(11,710)	(8,451)	--
Other, net	(1,258)	7,496	978

Cash provided by operating activities	86,758	102,439	67,799

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(82,813)	(170,180)	(161,546)
Capital expenditures	(7,738)	(7,432)	(14,935)
Other, net	(1,871)	906	(1,531)

Cash used in investing activities	(92,422)	(176,706)	(178,012)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	76,621	146,125	321,941
Principal payments on notes payable and long-term debt	(74,363)	(62,815)	(208,012)
Cash dividends to stockholders	(10,317)	(9,232)	(8,537)
Treasury stock sales	972	257	271
Proceeds from stock option exercises, net	7,867	4,531	3,952

Cash provided by financing activities	780	78,866	109,615

Effect of exchange rate changes on cash	887	239	(1,145)

Net increase (decrease) in cash and cash equivalents	(3,997)	4,838	(1,743)
Cash and cash equivalents, beginning of year	16,419	11,581	13,324

Cash and cash equivalents, end of year	$12,422	$16,419	$11,581

Supplemental disclosures:
Cash paid for:
Interest	$18,695	$16,102	$9,018

Income taxes, net of refunds received	$22,940	$28,875	$25,867

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$92,660	$184,158	$177,230
Liabilities assumed	(9,847)	(13,978)	(15,684)

Cash paid, net of cash acquired	$82,813	$170,180	$161,546

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2002, 2001 and 2000

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Reclassifications– Certain reclassifications of prior year information were made to conform with the current presentation.

Nature of the Business – Roperis a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. These products and services are marketed to selected segments of a broad range of markets including oil and gas, research, power generation, medical, semiconductor, refrigeration, automotive, water / wastewater and general industry.

Discontinued Operations – During the first quarter of fiscal 2003, the Company decided to offer for sale the Petrotech operation. The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. See footnote 16 for additional disclosure.

Accounts Receivable — Accounts receivable were stated net of an allowance for doubtful accounts of $3,643,000 and $4,072,000 at October 31, 2002 and 2001, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Cash and Cash Equivalents — Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. At October 31, 2002 and 2001, Roper had no cash equivalents.

Earnings per Share – Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the respective year. Common stock equivalents consisted of stock options, and the effects of common stock equivalents were determined using the treasury stock method.

As of and for the years ended October 31, 2002, 2001 and 2000, there were 345,000, 107,000 and 9,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments — Roper’s long-term debt at October 31, 2002 included $125 million of fixed-rate term notes. Roper has determined that current comparable interest rates at October 31, 2002 were lower than the stated rates of the term notes by approximately 2-3 percentage points. A discounted cash flow analysis of anticipated cash flows using October 31, 2002 interest rates indicated that the fair values of the term notes were greater than the face amounts of the term notes by $15.6 million. This liability is not reflected in Roper’s basic financial statements. At October 31, 2001, Roper had a similar unrecorded liability of $11.7 million. The change compared to October 31, 2001 was caused primarily from lower interest rates at October 31, 2002 compared to October 31, 2001.

Most of Roper’s other borrowings at October 31, 2002 were at various interest rates that adjust relatively frequently under its $275 million credit facility. The fair value for each of these borrowings at October 31, 2002 was estimated to be the face value of these borrowings.

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

The fair values for all of Roper’s other financial instruments at October 31, 2002 approximated their carrying values.

Foreign Currency Translation — Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results. Translation adjustments are reflected as a component of other comprehensive earnings.

Impairment of Long-Lived Assets – The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that my not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax structures that vary from country to country and the United States’ treatment of non-U.S. earnings. Roper does not treat undistributed earnings of non-U.S. subsidiaries as being permanently reinvested. United States income taxes, net of foreign income taxes, have been provided on the undistributed earnings of non-U.S. subsidiaries.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles – Prior to Roper’s adoption of Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over periods that ranged from 5 to 40 years. Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. The transitional impairment that resulted from Roper’s adoption of this standard on November 1, 2002 has been reported as a change in accounting principle – see Note 5. No impairment resulted from the annual review performed in 2002. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach.

Inventories— Inventories are valued at the lower of cost or market. Cost is determined using either the first-in, first-out method or the last-in, first-out method (“LIFO”). Inventories valued at LIFO cost comprised 9% and 10% of consolidated inventories at October 31, 2002 and 2001, respectively.

Any LIFO decrements recorded during any of the three years ended October 31, 2002 were immaterial to Roper’s consolidated financial statements for that year.

Other Comprehensive Earnings – Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings for Roper during fiscal 2002, 2001 and 2000 were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

Property, Plant and Equipment and Depreciation and Amortization — Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Machinery	8-12 years
Other equipment	3-5 years

Capitalized Software – Effective January 1, 1999, the Company adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Recently Released Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued SFAS 143 – “Accounting for Asset Retirement Obligations” that Roper is required to adopt by November 1, 2002. Roper does not have, nor do we expect it to have, any material asset retirement obligations subject to this new standard.

The FASB issued SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” that Roper is required to adopt by November 1, 2002. This new standard does not apply to goodwill. The adoption of this standard did not result in an impairment charge.

The FASB issued SFAS 145 that rescinded, amended or made technical corrections to several previously issued statements. None of these changes significantly affected Roper’s accounting or financial reporting practices.

The FASB issued SFAS 146 – “Accounting for Costs Associated with Exit or Disposal Activities” that Roper is required to adopt for applicable transactions after December 31, 2002. This standard modifies the timing of when certain costs are reported.

The Company adopted FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after October 31, 2002 requiring the measurement provisions of this Interpretation.

The FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” (“VIE’s”) that is an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Interpretation addresses the consolidation requirements of business enterprises which have variable interest entities. IN 46 applies immediately to VIE’s created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. Roper is in the process of assessing the implications of this new statement for the company.

The FASB issued SFAS 148 – “Accounting for Stock-Based Compensation –Transition and Disclosure” that amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123 and adopted the additional disclosure provisions of SFAS 148 during 2003.

The FASB deferred issuance of SFAS 150 – “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both,” on October 29, 2003, that clarifies liability or equity classification for different financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. The Company is assessing the impact of this new statement to its financial statements.

Research and Development — Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $29.6 million, $26.0 million and $22.3 million for the years ended October 31, 2002, 2001 and 2000, respectively.

Revenue Recognition – The Company recognizes revenue from the sale of products when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. During fiscal 2002, 2001 and 2000, we recognized revenue of approximately $2.4 million, $2.3 million and $1.7 million, respectively using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Stock Options – Roper accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion 25 – “Accounting for Stock Issued to Employees.” Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 – “Accounting for Stock-Based Compensation,” provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

(2)	Business Acquisitions

On July 31, 2002, the company acquired all the outstanding shares of Zetec, Inc. (“Zetec”). Zetec supplies non-destructive inspection solutions using eddy current technology and related consumables, primarily for use in power generating facilities and is included in the Energy Systems and Controls segment of the business. Zetec’s principal facility is located near Seattle, Washington. The results of Zetec’s operations have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price of the acquisition was $57.2 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at October 31, 2002. Purchase price adjustments following the closing are also customary. The adjustments that were pending at October 31, 2002 were not significant.

July 31, 2002
Current assets	$12,448
Other assets	4,756
Intangible assets	7,060
Goodwill	40,574

Total assets acquired	64,838

Current liabilities	(7,615)

Net assets acquired	$57,223

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

The $40.6 million of goodwill is not expected to be deductible for tax purposes.

In addition, in fiscal 2002, the company acquired the following four entities for a total cost of $18.0 million, which was paid in cash:

•	Acquired in August 2002, Quantitative Imaging Corporation, (QImaging), based in Vancouver, Canada provides innovative, high-performance digital cameras for scientific and industrial imaging applications, complementing Roper’s digital imaging business within the Scientific and Industrial Imaging segment.

•	Acquired in July 2002, AiCambridge Ltd. (“Qualitek”), based in Cambridge, England, is a designer and manufacturer of leak detection equipment and systems for medical, pharmaceutical, food, packaging and automotive industries, primarily in Europe. It is reported in our Instrumentation segment.

•	Acquired in July 2002, Duncan Technologies, based in Sacramento, California, is an innovative designer and manufacturer of high-quality digital cameras for a variety of markets including machine vision, remote sensing and traffic monitoring. It is reported in our Scientific and Industrial Imaging segment.

•	Acquired in September 2002, Definitive Imaging, based in Cleveland, Ohio, provides image analysis software and specialized knowledge for metallographic and science quality control. It is reported in our Scientific and Industrial Imaging segment.

Goodwill recognized in those transactions amounted to $12.9 million and of that amount approximately $0.8 million is expected to be fully deductible for tax purposes. The intangible assets acquired in these transactions are being amortized over a life of 4 to 7 years.

On September 5, 2001, the company acquired all the outstanding shares of Struers and Logitech. Struers develops, manufactures and markets materials analysis preparation equipment and consumables used in quality inspection, failure analysis and research of solid materials. Logitech develops, manufactures and markets high-precision material-shaping equipment used primarily in the production of advanced materials for the semiconductor and opto-electronics markets. Struers is headquartered near Copenhagen, Denmark and Logitech is headquartered near Glasgow, Scotland. Both companies also share sales and service locations in the U.S., France, Germany and Japan. The results of these operations have been included in the consolidated financial statements since the acquisition date in our Instrumentation segment.

The aggregate purchase price of the acquisition was $150.9 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

September 5, 2001
Current assets	$30,482
Other assets	6,127
Intangible assets	20,680
Goodwill	106,964

Total assets acquired	164,253

Current liabilities	12,401
Long-term liabilities	1,002

Total liabilities	13,403

Net assets acquired	$150,850

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

The $107.0 million of goodwill is not expected to be deductible for tax purposes.

In addition, in fiscal 2001, the company acquired the following two entities for a total of cost of $23.2 million, which was paid in cash:

•	Acquired in July 2001, Media Cybernetics, L.P. (“Media”), located in Silver Springs, Maryland, is a leading image processing software developer for scientific and industrial applications and is included in the Scientific and Industrial Imaging segment.

•	Acquired in May 2001, Dynamco, Inc. (“Dynamco”) manufactures high quality pneumatic valves, solenoids, relays and related products that are sold to the semiconductor, packing, HVAC and medical industries. Located in McKinney, Texas, Dynamco is included in the Industrial Technology segment.

Goodwill recognized in those transactions amounted to $14.2 million and that amount is expected to be fully deductible for tax purposes. Goodwill was assigned to the Scientific and Industrial Imaging and Industrial Technology segments in the amounts of $8.9 million and $5.2 million, respectively,

In fiscal 2000, the company completed nine business acquisitions for a total cost of $161.5 million, which was paid in cash. The following provides a summary of the significant acquisitions which represents 81% of the total aggregate purchase price paid for fiscal year 2000 acquisitions.

•	Acquired in September 2000, Hansen Technologies distributes manufactured and outsourced shut-off and control valves, auto-purgers and hermetic pumps for the commercial refrigeration industry. Hansen Technologies’ principal facility is located near Chicago, Illinois and is included in the Industrial Technology segment.

•	Acquired in August 2000, Antek Instruments manufactures and supplies spectrometers primarily used to detect sulfur, nitrogen and other chemical compounds in petroleum, food and beverage processing and other industries and is included in the Instrumentation segment. Antek Instruments’ principal facilities are located in Houston, Texas.

•	Acquired in May 2000, Abel Pump manufactures and supplies specialty positive displacement pumps for a variety of industrial applications, primarily involving abrasive or corrosive fluids or those with high solids content and is included in the Industrial Technology segment of the business. Abel Pump’s principal facility is located near Hamburg, Germany.

•	Acquired in November 1999, MASD designs, manufacturers and markets high-speed digital cameras used in automotive, industrial, military and research markets. MASD also manufactures and markets high-resolution digital cameras for the machine vision and image conversion markets. MASD’s principal facility is located in San Diego, California. This business was subsequently merged with a complementary business and currently operates as Redlake MASD and is included in the Scientific and Industrial Imaging segment.

The following unaudited pro forma summary presents Roper’s consolidated results of operations as if the acquisitions that occurred during fiscal 2002 and 2001 had occurred at the beginning of fiscal 2001. Goodwill associated with acquisitions completed subsequent to June 30, 2001 has not been amortized for purposes of this pro forma presentation to be consistent with current practice. Also, actual results may have been different had the acquisitions occurred at an earlier date and this pro forma information provides no assurance as to future results. Data in the following table is in thousands, except per share data.

	Unaudited Year ended October 31,
	2002	2001
Net sales	$664,683	$694,693

Earnings before income taxes, discontinued operations and
change in accounting principle	$101,535	$103,098

Earnings before discontinued operations and change in
accounting principle	$69,823	$66,703

Earnings before change in accounting principle	$66,023	$65,127

Earnings before change in accounting principle per share:
Basic	$2.11	$2.12

Diluted	$2.08	$2.07

(3)	Inventories

The components of inventories at October 31 were as follows (in thousands):

	2002	2001
Raw materials and supplies	$45,836	$47,424
Work in process	11,557	12,684
Finished products	32,073	30,758
LIFO reserve	(1,153)	(1,323)

	$88,313	$89,543

(4)	Property, Plant and Equipment

The components of property, plant and equipment at October 31 were as follows (in thousands):

	2002	2001
Land	$2,372	$2,944
Buildings	25,639	24,955
Machinery, tooling and other equipment	92,651	82,222

	120,662	110,121
Accumulated depreciation and amortization	(69,573)	(58,578)

	$51,089	$51,543

Depreciation expense was $11,600, $9,838 and $8,260 for the three years ended October 31, 2002, October 31, 2001 and October 31, 2000, respectively.

(5)	Goodwill

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Total
	(in thousands)

Balances at October 31, 2001	$175,481	$79,160	$38,004	$123,016	$415,661
Goodwill acquired	10,570	(204)	40,574	9,975	60,915
Impairment	--	(3,900)	--	(27,900)	(31,800)
Currency translation adjustments	9,012	1,397	338	199	10,946
Reclassifications and other	3,022	250	--	239	3,511

Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233

Goodwill acquired during the year ended October 31, 2002 included a $7.6 million purchase price adjustment from the prior year’s acquisition of the Struers and Logitech businesses.

The impairment resulted from the transitional provisions of Roper’s adoption of SFAS 142. Impairment was recognized on the Redlake, Petrotech and Dynamco units. The reported change in accounting principle for this impairment was net of income taxes.

SFAS 142, which Roper adopted at the beginning of fiscal 2002, does not permit retroactive application of its method of accounting for goodwill and other intangible assets. However, SFAS 142 does provide for the following analysis comparing the current to the previous accounting practice.

	Year ended October 31,
	2002	2001	2000
Earnings before change in accounting principle, as reported	$66,023	$55,839	$49,278
Add back: goodwill amortization, net of income taxes	--	11,696	9,539

Earnings before change in accounting principle, adjusted	$66,023	$67,535	$58,817

Basic earnings per share:
Earnings before change in accounting principle, as reported	$2.12	$1.82	$1.62
Add back: goodwill amortization, net of income taxes	--	0.38	0.31

Earnings before change in accounting principle, adjusted	$2.12	$2.20	$1.93

Diluted earnings per share:
Earnings before change in accounting principle, as reported	$2.08	$1.77	$1.58
Add back: goodwill amortization, net of income taxes	--	0.37	0.31

Earnings before change in accounting principle, adjusted	$2.08	$2.14	$1.89

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$14,723	$(1,704)	$13,019
Unpatented technology	7,623	(1,459)	6,164
Patents and other protective rights	7,056	(3,371)	3,685
Trade secrets	3,010	(125)	2,885
Assets not subject to amortization:
Trade names	11,279	--	11,279

Balances at October 31, 2002	$43,691	$(6,659)	$37,032

Amortization expense of other intangible assets was $3,455, $1,754 and $825 during fiscal 2002, 2001 and 2000, respectively. Estimated amortization expense for the five years subsequent to fiscal 2002 is $4,120, $4,120, $4,100, $3,327 and $2,458 for fiscal 2003, 2004, 2005, 2006 and 2007, respectively.

(7)	Accrued Liabilities

Accrued liabilities at October 31 were as follows (in thousands):

	2002	2001
Wages and other compensation	$24,860	$26,795
Commissions	8,419	8,223
Interest	5,515	5,705
Other	26,286	18,797

	$65,080	$59,520

(8)	Income Taxes

Earnings before income taxes and change in accounting principle for the years ended October 31 consisted of the following components (in thousands):

	2002	2001	2000
United States	$68,043	$67,305	$61,529
Other	28,284	21,560	14,857

	$96,327	$88,865	$76,386

Components of income tax expense before any change in accounting principle for the years ended October 31 were as follows (in thousands):

	2002	2001	2000
Current:
Federal	$17,968	$22,603	$19,955
State	982	1,171	844
Foreign	9,200	6,883	5,450
Deferred expense	1,739	793	562

	$29,889	$31,450	$26,811

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended October 31 were as follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Extraterritorial Income Exclusion	(5.1)	--	--
Exempt income of Foreign Sales Corporation	--	(4.3)	(3.7)
Goodwill amortization	1.9	2.6	2.3
Other, net	(0.8)	2.1	1.5

	31.0%	35.4%	35.1%

Components of the deferred tax assets and liabilities at October 31 were as follows (in thousands):

	2002	2001
Deferred tax assets:
Reserves and accrued expenses	$7,504	$7,735
Inventories	4,447	3,617
Postretirement medical benefits	714	631
Foreign taxes	--	575
Amortizable intangible assets	4,499	--

Total deferred tax assets	17,164	12,558

Deferred tax liabilities:
Amortizable intangible assets	--	2,629
Plant and equipment	1,584	1,599
Former IC-DISC recapture	462	577

Total deferred tax liabilities	2,046	4,805

Net deferred tax asset	$15,118	$7,753

Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

(9)	Long-Term Debt

Total debt at October 31 consisted of the following (table amounts in thousands):

	2002	2001
$275 million credit facility	$186,358	$178,114
7.58% Senior Secured Notes	40,000	40,000
7.68% Senior Secured Notes	85,000	85,000
Supplier financing agreement	20,377	20,377
Other	370	3,349

Total debt	332,105	326,840
Less current portion	20,515	3,010

Long-term debt	$311,590	$323,830

The $275 million credit facility is with a group of banks and provides for revolving loans, swing line loans and letters of credit. Interest on outstanding borrowings is influenced by the type and currency of the borrowings. Interest on outstanding borrowings under this facility is a base rate plus a margin. The margin is influenced by certain financial ratios of Roper and can range from 0.625% to 1.125%. This facility also provides that Roper will maintain certain financial ratios addressing, among other things, coverage of fixed charges, total debt under other agreements, consolidated net worth and capital expenditures. Other costs and provisions of this facility are believed to be customary. Repayment of Roper’s obligations under this facility is guaranteed by its U.S. subsidiaries and the pledge of some of the stock of some of Roper’s non-U.S. subsidiaries. This agreement matures on May 18, 2005.

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

On September 28, 2001, Roper entered into a supplier financing credit agreement (the “credit agreement”) with a foreign financial institution. Under the terms of the credit agreement, the maximum borrowing capacity available to Roper was $20,377, which was fully drawn on October 1, 2001. Roper is required to repay the principal amount of the borrowing in four equal, consecutive quarterly installments beginning December 30, 2002 with a scheduled maturity date of October 1, 2003 and was paid on September 30, 2003. Under the terms of the credit agreement, on October 1, 2001, the interest rate was fixed at 5.76% through the maturity date. Interest is payable in arrears on October 1, 2002, January 1, 2003, April 1, 2003, July 1, 2003 and October 1, 2003. The restrictive covenants associated with the credit agreement are similarly restrictive to those in the $275 million credit facility.

At October 31, 2002, the Company was in compliance with its restrictive covenants.

Future maturities of long-term debt during each of the next five years ending October 31 and thereafter were as follows (in thousands):

2003	$20,515
2004	135
2005	186,455
2006	--
2007	40,000
Thereafter	85,000

$332,105

(10)	Retirement and Other Benefit Plans

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

All U.S. employees are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the years ended October 31, 2002, 2001 and 2000, participants of the employee stock purchase plan purchased 11,000, 8,000 and 9,000 shares, respectively, of Roper’s common stock for total consideration of $437,000, $257,000 and $271,000, respectively. All of these shares were purchased from Roper’s treasury shares.

(11)	Common Stock Transactions

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

Roper has two stock incentive plans (the “1991 Plan” and the “2000 Plan”) which authorize the issuance of shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, stock appreciation rights or equivalent instruments. Stock options under both plans must be granted at prices not less than 100% of market value of the underlying stock at the date of grant. All stock options granted under these plans vest annually and ratably over a five-year period from the date of the grant. Stock options expire ten years from the date of grant. Options may no longer be granted under the 1991 Plan. The 2000 Plan has no expiration date for the granting of options and had the capacity to grant an additional 682,000 options or equivalent instruments at October 31, 2002.

Roper also has a stock option plan for non-employee directors (the “Non-employee Director Plan”). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of Roper’s common stock and thereafter options to purchase an additional 4,000 shares each year under terms and conditions similar to the above-mentioned stock option plans, except that following their grant, all options become fully vested at the time of the Annual Meeting of Shareholders following the grant date and are exercisable ratably over five years following the date of grant. Stock options expire ten years from the date of grant. At October 31, 2002, the Non-Employee Director Plan had the capacity to grant an additional 92,000 options.

A summary of stock option transactions under these plans and information about stock options outstanding at October 31, 2002 are shown below:

	Outstanding options		Exercisable options
	Number	Average exercise price	Number	Average exercise price
October 31, 1999	2,117,000	$17.67	1,226,000	$14.67
Granted	365,000	33.18
Exercised	(320,000)	13.68
Canceled	(79,000)	25.76

October 31, 2000	2,083,000	20.69	1,199,000	16.45
Granted	515,000	34.85
Exercised	(292,000)	18.34
Canceled	(75,000)	25.39

October 31, 2001	2,231,000	24.11	1,171,000	17.91
Granted	651,000	41.11
Exercised	(469,000)	17.12
Canceled	(118,000)	31.89

October 31, 2002	2,295,000	$29.97	1,034,000	$22.59

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$3.75-15.00	169,000	$10.95	1.7	169,000	$10.95
15.01-25.00	583,000	18.76	3.6	488,000	18.79
25.01-35.00	735,000	31.48	7.0	287,000	30.38
35.01-48.76	808,000	40.65	9.0	90,000	40.32

$3.75-48.76	2,295,000	$29.97	6.4	1,034,000	$22.59

For pro forma disclosure purposes, the following fair values and the primary assumptions used to determine these fair values were used. All stock options granted during each of the years ended October 31, 2002, 2001 and 2000 were at exercise prices equal to the market price of Roper’s common stock when granted.

	2002	2001	2000

Weighted average fair value per share ($)	16.77	16.86	15.37
Risk-free interest rate (%)	4.00-5.00	5.00-6.00	6.75
Average expected option life (years)	7.0	7.0	7.0
Expected volatility (%)	33-37	31-45	35-49
Expected dividend yield (%)	0.75	0.75	1.00

Had Roper recognized compensation expense during fiscal 2002, 2001 and 2000 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been approximately as presented below.

	2002	2001	2000
Net earnings, as reported (in thousands)	$40,053	$55,839	$49,278
Net earnings, pro forma (in thousands)	32,589	50,859	45,385
Net earnings per share, as reported:
Basic	1.28	1.82	1.62
Diluted	1.26	1.77	1.58
Net earnings per share, pro forma:
Basic	1.04	1.65	1.49
Diluted	1.02	1.61	1.46

The disclosed pro forma effects on earnings do not include the effects of stock options granted prior to fiscal 1996 (affecting fiscal 2000) since the provisions of SFAS 123 are not applicable to stock options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 2002, 2001 and 2000 may not be representative of the pro forma effects in future years. Based on the vesting schedule of Roper’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of Roper’s Board of Directors and cannot be assured.

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

Roper’s rent expense was approximately $10.7 million, $9.3 million and $8.5 million for fiscal 2002, 2001 and 2000, respectively. Roper’s future minimum lease commitments totaled $38.0 million at October 31, 2002. These commitments included $8.6 million in fiscal 2003, $6.6 million in fiscal 2004, $4.8 million in fiscal 2005, $3.4 million in fiscal 2006, $2.7 million in fiscal 2007 and $11.9 million thereafter.

(14)	Segment and Geographic Area Information

During the quarter ended January 31, 2003, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. Our Instrumentation segment offers equipment and consumables for materials analysis, fluid properties testing equipment, industrial leak testing equipment, and semiconductor production equipment. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls. The Energy Systems and Controls segment’s products include control systems, machinery vibration and other non-destructive inspection and measurement instrumentation. Our Scientific and Industrial Imaging offers high performance digital imaging products and software. Roper’s management structure and internal reporting are also aligned consistent with these three segments.

There were no material transactions between Roper’s business segments during any of the three years ended October 31, 2002. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for the years ended October 31 follows (in thousands):

2002
	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total
Net sales	$175,490	$164,160	$126,709	$151,103	$--	$617,462
Operating profit	32,801	37,447	33,029	25,795	(13,527)	115,545

Total assets:
Operating assets	74,046	69,857	75,199	68,763	--	287,865
Intangible assets, net	219,082	77,709	85,758	113,716	--	496,265
Other	10,256	(346)	(1,599)	12,823	23,709	44,843

Total						828,973

Capital expenditures	2,508	2,281	1,063	1,673	213	7,738
Goodwill amortization	--	--	--	--	--	--
Depreciation and other
amortization	5,353	4,013	1,846	3,736	383	15,331

2001
	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total
Net sales	$125,354	$170,822	$107,043	$159,736	$--	$562,955
Operating profit	21,580	37,886	25,513	25,575	(9,688)	100,866

Total assets:
Operating assets	80,483	73,768	42,676	74,775	--	271,702
Intangible assets, net	196,211	80,354	38,004	131,072	--	445,641
Other	12,010	(515)	3,546	4,139	25,599	44,779

Total						762,122

Capital expenditures	1,695	2,192	1,652	1,782	111	7,432
Goodwill amortization	4,489	3,128	2,700	4,981	--	15,298
Depreciation and other
amortization	2,154	3,883	1,471	3,534	372	11,411

2000
	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total
Net sales	$111,789	$131,251	$86,582	$140,377	$--	$469,999
Operating profit	24,525	29,748	19,321	21,441	(6,373)	88,662

Total assets:
Operating assets	53,177	76,469	34,467	75,668	--	239,781
Intangible assets, net	80,202	74,567	40,172	120,127	--	315,068
Other	1,772	(259)	1,842	5,824	32,874	42,053

Total						596,902

Capital expenditures	1,398	6,656	3,094	3,726	61	14,935
Goodwill amortization	3,969	1,887	1,895	4,851	--	12,602
Depreciation and other
amortization	1,579	3,136	1,176	2,630	221	8,742

Summarized data for Roper’s U.S. and foreign operations (principally in Europe and Japan) for the years ended October 31 were as follows (in thousands):

	United States	Non-U.S.	Corporate and elimi- nations	Total
2002
Sales to unaffiliated customers	$438,201	$179,261	$--	$617,462
Sales between geographic areas	35,629	17,534	(53,163)	--

Net sales	$473,830	$196,795	$(53,163)	$617,462

Long-lived assets	$380,655	$188,279	$11,212	$580,146

2001
Sales to unaffiliated customers	$427,638	$135,317	$--	$562,955
Sales between geographic areas	41,752	9,394	(51,146)	--

Net sales	$469,390	$144,711	$(51,146)	$562,955

Long-lived assets	$360,705	$154,230	$7,335	$522,270

2000
Sales to unaffiliated customers	$336,537	$133,462	$--	$469,999
Sales between geographic areas	29,435	6,958	(36,393)	--

Net sales	$365,972	$140,420	$(36,393)	$469,999

Long-lived assets	$319,918	$49,251	$6,385	$375,554

Export sales from the United States during the years ended October 31, 2002, 2001 and 2000 were $223 million, $238 million and $195 million, respectively. In the year ended October 31, 2002 these exports were shipped primarily to Russia (27%), elsewhere in Europe (28%), Japan (10%), elsewhere in Asia excluding the Middle East (14%), Latin America (9%) and other (12%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Foreign countries that accounted for at least 5% of Roper’s net sales in any of the past three years have been individually identified in the following table (in thousands). Other countries have been grouped by region.

	Instrumentaion	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Total
2002
Russia	$2,572	$34	$59,996	$18	$62,620
Germany	14,971	10,597	2,574	11,327	39,469
Elsewhere in Europe	34,650	25,776	15,981	29,743	106,150
Japan	13,015	2,263	1,171	27,840	44,289
Elsewhere in Asia excluding the Middle East	17,248	5,844	7,786	17,653	48,231
Latin America	13,132	3,110	5,791	1,287	23,320
Rest of the world	12,312	11,523	4,357	37,360	9,168

Total	$107,900	$59,147	$102,167	$92,225	$361,439

2001
Russia	$1,083	$15	$58,344	$306	$59,748
Germany	7,295	9,651	2,134	14,524	33,604
Elsewhere in Europe	16,661	27,894	12,196	34,185	90,936
Japan	5,535	1,699	892	29,127	37,253
Elsewhere in Asia excluding the Middle East	12,597	4,386	4,155	15,119	36,257
Latin America	9,763	2,791	3,120	656	16,330
Rest of the world	8,663	7,767	5,478	3,944	25,852

Total	$61,597	$54,203	$86,319	$97,861	$299,980

2000
Russia	$992	$40	$39,928	$--	$40,960
Germany	3,970	4,720	2,389	11,423	22,502
Elsewhere in Europe	15,005	20,949	12,376	27,260	75,590
Japan	6,021	2,390	790	27,171	36,372
Elsewhere in Asia excluding the Middle East	10,565	3,688	2,722	9,615	26,590
Latin America	7,865	1,226	2,435	1,220	12,746
Rest of the world	7,754	10,836	6,483	2,831	27,904

Total	$52,172	$43,849	$67,123	$79,520	$242,664

(15)	Restructuring Activities

During the three months ended April 30, 2001, Roper recorded $509,000 of expenses, reported as part of selling, general and administrative expenses, related to activities to consolidate certain operating facilities. All significant restructuring activities were completed by October 31, 2001 In addition, $2,050,000 of restructuring activities were incurred in fiscal 2001 at our Petrotech unit which has been restated to discontinued operations.

(16)	Discontinued Operations

In connection with the realignment of our businesses during the first quarter of fiscal 2003, the company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations for the years ended October 31 are outlined as follows (amounts in thousands):

	2002	2001	2000
Net sales	$9,568	$23,551	$33,814

Loss before income taxes	$(641)	$(2,426)	$(455)
Income tax benefit/(expense)	226	850	158

Loss on discontinued operations	$(415)	$(1,576)	$(297)

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheets at October 31, 2002 and 2001. The assets held for at October 31 are outlined as follows:

	2002	2001
Current assets	$3,373	$5,435

Property, plant and equipment, net	250	344
Other assets	--	200
Goodwill	955	6,255

Assets held for sale	$4,578	$12,234

Liabilities related to assets held for sale are comprised of accounts payables and other accrued liabilities.

The Petrotech operation was previously reported in the Company’s Industrial Controls segment prior to the segment realignment. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. Petrotech was sold on August 31, 2003.

(17)	Concentration of Risk

Financial Instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

The Company maintains cash and cash equivalents with various major financial institutions. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. Government. At times such amounts may exceed the F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Trade receivables subject the company to the potential for credit risk with customers. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition.

(18)	Subsequent Event

On October 21, 2003, the Company entered into a stock purchase agreement pursuant to which it agreed to acquire all of the outstanding capital stock of Neptune Technology Group Holdings Inc. (“Neptune”) from the selling shareholders named in the agreement for a cash purchase price of approximately $475 million, which is net of cash acquired, and includes debt assumed. Consummation of the acquisition is subject to customary closing conditions, including the receipt of regulatory approvals. The acquisition is expected to close in the first fiscal quarter of 2004.

In connection with the Neptune acquisition, the Company entered into a definitive commitment letter with Merrill Lynch Capital Corporation, JPMorgan Chase Bank, Wachovia Bank, National Association, and Wachovia Capital Investments, Inc. for a new $625 million senior secured credit facility consisting of five-year $450 million term loans and a three-year, $175 million revolving credit facility. In addition, the Company plans to issue approximately $150 to $200 million of convertible subordinated notes and approximately $150 to $200 million of common stock to the public for cash in registered or private offerings, depending on prevailing market conditions. Merrill Lynch, JPMorgan, and Wachovia have also agreed pursuant to the commitment letter to provide, subject to certain conditions, up to $300 million of acquisition bridge financing if necessary. Roper would use the new credit facility and the proceeds from the other financing transactions to fund the Neptune acquisition, retire its existing senior notes and repay all amounts outstanding under the Company’s existing credit facility. Roper expects to incur debt extinguishment costs of approximately $13 to $17 million, net of taxes, in connection with the early retirement of its existing senior notes due in 2007 and 2010.

Consummation of the new credit facility, and, if necessary, the bridge financing, are conditioned upon the completion of the acquisition and are subject to the negotiation and execution of definitive loan documentation and customary closing conditions. Roper expects that consummation of the other financings for the acquisition will be conditioned upon the closing of the acquisition. The actual components of the financing plan and the terms of the financings are subject to certain conditions in the commitment letter and prevailing market conditions at the time of the closing and may, as a result, be different from described above.

(19)	Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2002
Net sales	$146,517	$150,827	$152,830	$167,288
Gross profit	78,547	82,016	82,409	90,783
Income from operations	24,940	30,236	28,219	32,150
Earnings from continuing operations before change
in accounting principle	14,697	17,313	15,200	19,228
Net earnings	(11,460)	17,456	15,033	19,024
Earnings from continuing operations before change
in accounting principle per common share
Basic*	0.47	0.55	0.49	0.61
Diluted	0.46	0.54	0.48	0.61

2001
Net sales	$129,756	$139,097	$134,528	$159,574
Gross profit	68,770	74,501	73,042	88,473
Income from operations	22,271	26,327	23,599	28,669
Earnings from continuing operations before change
in accounting principle	12,024	15,288	13,325	16,780
Net earnings	11,760	13,861	13,133	17,085
Earnings from continuing operations before change
in accounting principle per common share
Basic*	0.38	0.45	0.43	0.55
Diluted	0.38	0.44	0.41	0.54

* The sum of the four quarters does not agree with the total for the year due to rounding.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Of Roper Industries, Inc:

Our audit of the consolidated financial statements referred to in our report dated September 25, 2003 except for Note 18, which the date is October 22, 2003, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements

PricewaterhouseCoopers LLP

Atlanta, Georgia
September 25, 2003
Except for Note 18
which the date is October 22, 2003

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
for the Years ended October 31, 2002, 2001 and 2000

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances:

2002	$4,072	$1,401	$(2,279)	$449	$3,643
2001	3,400	1,410	(1,479)	741	4,072
2000	2,748	1,805	(1,540)	387	3,400

Reserve for inventory obsolescence:

2002	$14,894	$4,532	$(3,633)	$3,771	$19,564
2001	10,704	4,511	(4,044)	3,723	14,894
2000	6,769	2,636	(1,644)	2,943	10,704

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2002, Roper terminated its relationship with Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants and engaged PricewaterhouseCoopers LLP as our independent public accountants. The decision to change independent public accountants was recommended by the audit committee and approved by our board of directors.

In connection with the audits of our consolidated financial statements as of and for the two fiscal years ended October 31, 2001, and with respect to the subsequent period through January 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference in connection with their report on our consolidated financial statements to the subject matter of the disagreement.

Arthur Andersen’s reports on our consolidated financial statements for the past two years ended October 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

We provided Arthur Andersen with a copy of the foregoing disclosure. Attached as Exhibit 16 is a copy of Arthur Andersen’s letter, dated May 31, 2002, stating its agreement with such statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS — Proposal 1: Election of Three (3) Directors” and “ — Executive Officers”, and — “COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934” in our definitive Proxy Statement which relates to our 2003 Annual Meeting of Shareholders to be held on March 21, 2003 to be filed within 120 days after the close of our 2002 fiscal year, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS — Compensation of Directors” and “ — Compensation Committee Interlocks and Insider Participation in Compensation Decisions”; and “EXECUTIVE COMPENSATION” contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS

Reference is made to the information included under the captions “COMMON STOCK OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS” and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of October 31, 2002, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

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

(c)	Exhibits

The following exhibits are separately filed with this Annual Report.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among RPR Acquisition Subsidiary, Inc., Roper Industries, Inc. and Zetec, Inc., dated as of July 31, 2002.

(a)2.2	Share Sale and Purchase Agreement dated July 9, 2001, regarding Struers Holding A/S.
(b)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(c)3.2	Amended and Restated By-Laws
(d)4.01	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)
(c)4.02	Credit Agreement dated as of May 18, 2000
(c)4.03	Note Purchase Agreement dated as of May 18, 2000
(b)10.01	1991 Stock Option Plan, as amended †
10.02	Non-employee Director Stock Option Plan, as amended †
(e)10.03	Form of Amended and Restated Indemnification Agreement †
(f)10.04	Employee Stock Purchase Plan †
(f)10.05	2000 Stock Incentive Plan †
10.06	Roper Industries, Inc. Non-Qualified Retirement Plan, as amended †
(g)10.07	Brian D. Jellison Employment Agreement dated as of November 6, 2001 †
(g)10.08	C. Thomas O'Grady offer letter dated February 19, 2001 †
10.09	Timothy J. Winfrey offer letter dated May 20, 2002 †
(h)16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 31, 2002
21	List of Subsidiaries
23.1	Consent of Independent Public Accountants
23.2	Notice Regarding Consent of Arthur Andersen LLP
31.1	Certification of Chief Executive Officer (302)
31.2	Certification of Chief Financial Officer (302)
32.1	Certification of Chief Executive Officer (906)
32.2	Certification of Chief Financial Officer (906)
99.1	Risk Factors

(a)	Incorporated herein by reference to Exhibit 99.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 13, 2001 (file no. 1-12273).
(b)	Incorporated herein by reference to Exhibits 3.1 and 10.2 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Form 10-Q filed September 13, 2000 (file no. 1-12273).
(d)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (file no. 0-19818).
(e)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibits 10.04 and 10.05 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273).
(h)	Incorporated herein by reference to Exhibit 16 to the Roper Industries, Inc. Amended Current Report on Form 8-K/A filed June 3, 2002 (file no. 1-2273).

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Amended Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.

(Registrant)

By:	/S/ BRIAN D. JELLISON	October 31, 2003

Brian D. Jellison
President and Chief Executive Officer