Form 10-Q
period 2003-09-30
ROPER INDUSTRIES INC /DE/
filed 2003-11-06
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.

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

The number of shares outstanding of the Registrant’s common stock as of October 31, 2003 was approximately 31,664,308.

ROPER INDUSTRIES, INC.
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$172,064	$159,285	$487,562	$455,375
Cost of sales	78,894	73,953	230,504	210,448

Gross profit	93,170	85,332	257,058	244,927
Selling, general and administrative expenses	60,649	57,917	178,262	163,785

Income from operations	32,521	27,415	78,796	81,142
Interest expense	4,018	4,682	12,653	13,703
Euro debt currency exchange loss	--	--	--	4,093
Other income (expense)	(239)	(312)	(195)	1,795

Earnings from continuing operations before
income taxes	28,264	22,421	65,948	65,141
Income taxes	8,479	6,951	19,784	20,196

Earnings from continuing operations	19,785	15,470	46,164	44,945
Loss from discontinued operations, net of tax	(1,912)	(242)	(2,822)	(330)

Net earnings	$17,873	$15,228	$43,342	$44,615

Net earnings per share:
Basic:

Earnings from continuing operations	$0.63	$0.49	$1.47	$1.44
Loss from discontinued operations	(0.06)	(0.01)	(0.09)	(0.01)

Net Earnings	0.57	$0.49	$1.38	$1.43

Diluted:
Earnings from continuing operations	$0.62	$0.49	$1.45	$1.41
Loss from discontinued operations	(0.06)	(0.01)	(0.09)	(0.01)

Net Earnings	$0.56	$0.48	$1.36	$1.40

Weighted average common shares outstanding:
Basic	31,571	31,323	31,482	31,257
Diluted	32,055	31,686	31,844	31,854

Dividends declared per common share	$0.0875	$0.0825	$0.2625	$0.2475

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2003	October 31, 2002
ASSETS:
Cash and cash equivalents	$14,510	$12,422
Accounts receivable, net	120,344	138,290
Inventories	95,233	88,313
Other current assets	5,238	5,224
Assets held for sale	--	4,578

Total current assets	235,325	248,827

Property, plant and equipment, net	51,908	51,089
Goodwill	482,465	459,233
Other intangible assets, net	36,852	37,032
Other noncurrent assets	29,127	32,792

Total assets	$835,677	$828,973

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$33,791	$35,253
Accrued liabilities	54,732	65,153
Liabilities related to assets held for sale	--	1,698
Income taxes payable	3,093	7,618
Current portion of long-term debt	1,017	20,515

Total current liabilities	92,633	130,237

Long-term debt	287,470	311,590
Other liabilities	13,846	11,134

Total liabilities	393,949	452,961

Common stock	328	326
Additional paid-in capital	94,925	89,153
Unearned compensation on restricted stock	(123)	--
Retained earnings	338,159	304,995
Accumulated other comprehensive earnings	32,645	5,940
Treasury stock	(24,206)	(24,402)

Total stockholders' equity	441,728	376,012

Total liabilities and stockholders' equity	$835,677	$828,973

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$43,342	$44,615
Depreciation	8,556	8,350
Amortization	3,550	2,516
Other, net	2,322	10,029

Cash provided by operating activities	57,770	65,510

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,654)	(70,452)
Capital expenditures	(8,084)	(4,502)
Other, net	(1,969)	(4,809)

Cash used in investing activities	(11,707)	(79,763)

Cash flows from financing activities:
Debt borrowings	21,780	50,061
Debt payments	(67,580)	(35,325)
Dividends	(8,284)	(7,749)
Proceeds from sales of common stock, net	5,340	5,484

Cash (used in)/provided by financing activities	(48,744)	12,471

Effect of foreign currency exchange rate changes on cash	1,921	1,198

Net decrease in cash and cash equivalents	(760)	(584)

Cash and cash equivalents, beginning of period	15,270	19,471

Cash and cash equivalents, end of period	$14,510	$18,887

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at October 31, 2002	$326	$89,153	$--	$304,995	$5,940	$(24,402)	$376,012
Net earnings	--	--	--	853	--	--	853
Stock option transactions	--	111	--	--	--	--	111
Currency translation adjustments	--	--	--	--	6,752	--	6,752
Dividends declared	--	--	--	(2,747)	--	--	(2,747)

Balances at December 31, 2002	$326	$89,264	$--	$303,101	$12,692	$(24,402)	$380,981

Net earnings	--	--	--	43,342	--	--	43,342
Stock option transactions	2	5,073	--	--	--	--	5,075
Treasury stock sold	--	113	--	--	--	196	309
Currency translation adjustments	--	--	--	--	19,953	--	19,953
Restricted Stock Grants	--	475	(123)	--	--	--	352
Dividends declared	--	--	--	(8,284)	--	--	(8,284)

Balances at September 30, 2003	$328	$94,925	$(123)	$338,159	$32,645	$(24,206)	$441,728

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2003

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

On August 20, 2003 the Board of Directors of the Company approved a change in the date of the Company’s year end from October 31 to December 31. The Company filed a transition period report on Form 10-Q for November and December 2002, and has its first calendar interim reporting period ending September 30, 2003 related to its new calendar year.

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

The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the nine months ended September 30, 2003 and 2002 were $63,295 and $59,820, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4. Inventories

	September 30, 2003	October 31, 2002
	(in thousands)
Raw materials and supplies	$68,115	$63,247
Work in process	13,026	11,656
Finished products	38,456	34,383
Other inventory reserves	(23,123)	(19,820)
LIFO reserve	(1,241)	(1,153)

	$95,233	$88,313

5. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	Total
	(in thousands)
Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233
Currency translation adjustments	4,364	717	195	155	5,431

Balances at December 31, 2002	$202,449	$77,420	$79,111	$105,684	$464,664

Purchase accounting adjustments	2	--	1,473	342	1,817
Currency translation adjustments	11,613	2,138	522	1,711	15,984

Balances at September 30, 2003	$214,064	$79,558	$81,106	$107,737	$482,465

6. Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$17,202	$(3,592)	$13,610
Unpatented technology	7,739	(2,527)	5,212
Patents and other protective rights	7,273	(4,111)	3,162
Trade secrets	3,010	(583)	2,427
Sales order backlog	453	(453)	--
Assets not subject to amortization:
Trade names	12,441	--	12,441

Balances at September 30, 2003	$48,118	$(11,266)	$36,852

Amortization expense of other intangible assets was $3,550 and $2,516 during the nine months ended September 30, 2003 and 2002, respectively.

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

There has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named as defendants in some such cases. To date, no significant costs have been incurred by Roper in connection with these claims. Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not currently possible to determine the potential liability, if any, that may be incurred by Roper.

8. Industry Segments

Subsequent to our previous fiscal year ended October 31, 2002, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. All segment information has been restated to reflect these new categories.

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

Three months ended September 30,	Nine months ended September 30,
2003	2002	Change	2003	2002	Change
Net sales:
Instrumentation	$44,607	$44,269	0.8%	$130,445	$128,697	1.4%
Industrial Technology	43,213	45,136	-4.3	126,816	126,120	0.6
Energy Systems & Controls	41,621	33,367	24.7	105,260	91,669	14.8
Scientific & Industrial Imaging	42,623	36,513	16.7	125,041	108,889	14.8

Total	$172,064	$159,285	8.0%	$487,562	$455,375	7.1%

Gross profit:
Instrumentation	$26,316	$25,787	2.1%	$76,223	$73,919	3.1%
Industrial Technology	19,926	21,163	-5.8	58,576	58,295	0.5
Energy Systems & Controls	23,053	19,285	19.5	55,253	56,021	-1.4
Scientific & Industrial Imaging	23,875	19,097	25.0	67,006	56,692	18.2

Total	$93,170	$85,332	9.2%	$257,058	$244,927	5.0%

Operating profit*:
Instrumentation	$8,200	$7,714	6.3%	$21,042	$21,896	-3.9%
Industrial Technology	9,394	10,935	-14.	1	27,586	29,287	-5.8
Energy Systems & Controls	10,636	7,099	49.8	19,591	22,151	-11.	6
Scientific & Industrial Imaging	8,097	4,561	77.5	20,796	16,020	29.8

Total	$36,327	$30,309	19.9%	$89,015	$89,354	-0.4%

* Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $3,806 and $2,894 for the three months ended September 30, 2003 and 2002, respectively. These expenses were $10,219 and $8,212 for the nine months ended September 30, 2003 and 2002, respectively.

9. Discontinued Operations

In connection with the realignment of our businesses during the transitional period ended December 31, 2002, the company formalized its decision to offer for sale the Petrotech operation. Petrotech was subsequently sold on August 31, 2003. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$1,057	$1,761	$4,304	$6,815

Loss before income taxes	(1,281)	(374)	(2,671)	(510)
Income tax benefit/(expense)	(631)	132	(151)	180

Loss on discontinued operations	$(1,912)	$(242)	$(2,822)	$(330)

The loss on sale of Petrotech including tax expense was approximately $1.1 million.

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheet at October 31, 2002. The assets held for sale are outlined as follows:

	September 30, 2003	October 31, 2002
Current assets	$--	$3,373
Property, plant and equipment, net	--	250
Goodwill, net	--	955

Assets held for sale	$--	$4,578

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported (in thousands)	$17,873	$15,228	$43,342	$44,615
Deduct: Total additional stock based
compensation cost, net of tax	1,157	973	3,338	2,783

Net earnings Pro forma (in thousands)	$16,716	$14,255	$40,004	$41,832

Net Earnings per share, as reported:
Basic	$0.57	$0.49	$1.38	$1.43
Diluted	0.56	0.48	1.36	1.42
Net Earnings per share, Pro forma:
Basic	$0.53	$0.46	$1.27	$1.34
Diluted	0.52	0.45	1.26	1.31

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

The intrinsic value of the shares awarded by the restricted stock and deferred stock awards on the date of grant is amortized ratably over the vesting period. Unearned compensation on the March 2003 grant of the awards of $475,000 was recorded based on the market value of the shares on the date of grant and is generally being amortized over one year. The unamortized balance of unearned compensation on the awards is included as a separate component of stockholders’ equity.

Compensation expense of $175,000 was recorded during the three months ended September 30, 2003 for the awards.

12. Restructuring Activities

In conjunction with segment realignment described in Note 8, Roper has commenced certain restructuring activities designed to reduce excess manufacturing capacity, move certain operations to lower-cost locations and transform activities to have lower fixed costs associated with those activities. Costs incurred to date have been as follows (amounts in thousands):

	3 month periods ended
	March 31, 2003	June 30, 2003	September 30, 2003
Included in cost of sales	$300	$100	$0
Included in selling, general and
administrative expenses	608	3,149	1,028

Total	$908	$3,249	$1,028

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL
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

On August 20, 2003 the Board of Directors of the Company approved a change in the date of the Company’s year end from October 31 to December 31. The Company filed a transition report on Form 10-Q for November and December 2002, and has its first calendar reporting period ending September 30, 2003.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. Common characteristics of our acquisitions are engineered products or systems that have high gross margins and generate favorable financial results. We strive for high cash and earnings returns from our acquisition investments. During the first nine months of calendar 2003, our results of operations benefited from five acquisitions made during the last six months of the prior calendar year —

  Zetec, reported in our Energy Systems & Controls segment
  Qualitek, reported in our Instrumentation segment
  QImaging, reported in our Scientific & Industrial Imaging segment
  Duncan Technologies, reported in our Scientific & Industrial Imaging segment
  Definitive Imaging, reported in our Scientific & Industrial Imaging segment

Our largest customer is OAO Gazprom (“Gazprom”), a large Russian gas exploration and distribution company, with whom we have dealt over the past ten years through a number of its procurement affiliates. In late 2002, Gazprom assigned a new procurement affiliate to negotiate with us and during the second calendar quarter of 2003 we secured a new supply agreement. Orders received under this agreement have been received on a delayed basis and at lower levels than initially indicated by the procurement affiliate and consequently have resulted in lower order bookings volume than in comparative prior year periods. New orders received under this agreement during the third quarter and year to date totaled $10.3 million and $20.8 million, respectively. Total net sales to Gazprom in the quarter were $7.4 million compared to $15.3 million in the prior-year third quarter, which reductions had a significant adverse impact year-over-year on consolidated earnings for the quarter. Year-to-date net sales to Gazprom have been $17.5 million as compared to $43.5 million in the prior-year.

During the transition period ended December 31, 2002, we began reporting our operations under a new segment structure. This structure has realigned our operations into four market-focused groups to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. Having recruited and reassigned new managers to lead these realigned groups in the first quarter, we are cascading leadership through these segments with the hiring of several key managers from quality growth companies to provide enhanced functional and synergistic expertise.

Following the segment realignment, we started a number of restructuring activities. We have completed the integration of our Acton Research and Integrated Design business units, the integration of Qualitek into the Uson business unit and the integration of production operations of our Redlake business unit into other Imaging segment facilities. In addition, we have opened new production facilities in China and Mexico as a result of which we closed the US production operations of the Dynamco business unit and commenced the movement of manufacturing of certain other Industrial Technology product lines to Mexico. During the third quarter we completed our relocation of Struers manufacturing, engineering and administrative support activities into a new facility and continued our planning for various outsourcing activities in other operations. All of these actions are planned to lower manufacturing costs and enhance margins.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended October 31, 2002 included in our Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets, recognizing revenues and issuing stock options to employees. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our financial statements, except for the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.”

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2003, our allowance for doubtful accounts receivable, sales returns and sales credits was $3.8 million, or 3.1% of total gross accounts receivable of $124.4 million. The amount of the reserve remained unchanged from our prior fiscal quarter end.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2003, inventory reserves for excess and obsolete inventory were $23.1 million, or 19.4% of gross first-in, first-out inventory cost. This amount and percentage were comparable to the prior fiscal quarter end values.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2003, the accrual for future warranty obligations was $3.7 million or 0.5% of annualized quarter’s sales. The reserve was approximately the same value at the beginning of the quarter.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2003, we recognized $13.3 million of net sales using this method. In addition, approximately $10.7 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2003. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

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

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales
Instrumentation	$44,607	$44,269	$130,445	$128,697
Industrial Technology	43,213	45,136	126,816	126,120
Energy Systems & Controls	41,621	33,367	105,260	91,669
Scientific & Industrial Imaging	42,623	36,513	125,041	108,889

Total	$172,064	$159,285	$487,562	$455,375

Gross profit:
Instrumentation	59.0%	58.3%	58.4%	57.4%
Industrial Technology	46.1	46.9	46.2	46.2
Energy Systems & Controls	55.4	57.8	52.5	61.1
Scientific & Industrial Imaging	56.0	52.3	53.6	52.1

Total	54.1	53.6	52.7	53.8

Selling, general & administrative expenses:
Instrumentation	40.6%	40.8%	42.3%	40.4%
Industrial Technology	24.4	22.7	24.4	23.0
Energy Systems & Controls	29.8	36.5	33.9	36.9
Scientific & Industrial Imaging	37.0	39.8	37.0	37.4

Total	33.0	34.6	34.4	34.2

Segment operating profit:
Instrumentation	18.4%	17.4%	16.1%	17.0%
Industrial Technology	21.7	24.2	21.8	23.2
Energy Systems & Controls	25.6	21.3	18.6	24.2
Scientific & Industrial Imaging	19.0	12.5	16.6	14.7

Total	21.1	19.0	18.3	19.6
Corporate administrative expenses	(2.2)	(1.8)	(2.1)	(1.8)

Income from continuing operations	18.9	17.2	16.2	17.8
Interest expense	(2.3)	(2.9)	(2.6)	(3.0)
Euro debt conversion loss	0.0	0.0	0.0	(0.9)
Other income / (expense)	(0.1)	(0.2)	(0.0)	0.4

Income from continuing operations before taxes	16.5	14.1	13.6	14.3
Income taxes	(4.9)	(4.4)	(4.1)	(4.4)

Income from Continuing Operations	11.5	9.7	9.5	9.9
Loss from discontinued operations, net of tax	(1.1)	(0.2)	(0.6)	(0.1)

Net earnings	10.4%	9.6%	8.9%	9.8%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net sales for the quarter ended September 30, 2003 were $172.1 million as compared to $159.3 million in the prior-year quarter, an 8.0% increase. This increase was primarily attributable to sales increases in both our Energy Systems & Controls and Scientific & Industrial Imaging segments and reflects $8.7 million of additional net sales attributable to calendar 2002 acquisitions and $5.0 million from translation of foreign functional currency denominated net sales, offset by $7.8 million lower net sales to Gazprom. The increase in the Energy Systems & Controls segment was the result of the inclusion of Zetec for the full third quarter of calendar 2003 but only a portion of the third quarter of calendar 2002, and growth in control equipment and system sales to oil & gas markets, offset by the Gazprom shortfall noted above. The increase in Scientific & Industrial Imaging was the result of strong sales of imaging products into electron microscopy markets, the inclusion of QImaging acquisition in the results for the third quarter of the current calendar year but only a portion of the third quarter of the prior calendar year, and increases in motion imaging sales.

In our Instrumentation segment, net sales were up slightly as compared to the prior year quarter with the increased revenues from our foreign sales attributable to the stronger Euro and the inclusion of Qualitek, acquired in the third quarter of 2002, being offset by weakness in fluid properties testing equipment sales. Gross margins improved to 59.0% in the current quarter from 58.3% in the third quarter of calendar 2002 with improved product mix and benefits of completed restructuring activities. SG&A expenses as a percentage of net sales were 40.6% in the current quarter, compared to 40.8% in the prior-year quarter. Overall the segment reported operating profit margins of 18.4% as compared to 17.4% in the prior-year quarter.

In our Industrial Technology segment, net sales were down 4.3% in the third quarter of calendar 2003 as compared to the third quarter of calendar 2002 primarily as a result of weakness in certain pump sectors partially offset by currency benefits from the translation of foreign functional currency sales. Gross margins were slightly lower at 46.1% for the third quarter of calendar 2003 as compared to 46.9% in the third quarter of calendar 2002. SG&A expenses as a percentage of net sales were 24.4%, up slightly over the prior year quarter at 22.7% primarily as a result of approximately $0.5 million of restructuring expenses relating to the opening of our Mexico manufacturing facility. The resulting operating profit margins were 21.7% in the third quarter of calendar 2003 as compared to 24.2% in the third quarter of calendar 2002.

Net sales in our Energy Systems & Controls segment increased by 24.7% during the third quarter of calendar 2003, compared to the third quarter of calendar 2002, as the additional sales contributed by Zetec, acquired in the third quarter of 2002, and substantial growth of control systems to oil & gas markets more than offset the reduced sales to Gazprom. Gross margins decreased from 57.8% to 55.4% in the third quarter of calendar 2002 compared to the third quarter of calendar 2003 as a result of the adverse sales leverage from the reduced Gazprom sales. SG&A expenses were controlled and benefited from the sales increase and as a percentage of sales declined to 29.8% in the current year quarter, down from 36.5% in the prior-year quarter. As a result, operating margins were 25.6% in the third quarter of calendar 2003 as compared to 21.3% in third quarter of calendar 2002.

Our Scientific & Industrial Imaging segment net sales increased by 16.7% due primarily to the increase in sales to electron microscopy customers, net sales contributed by the QImaging acquisition and increases in motion imaging sales. Gross margins improved from 52.3% in the third quarter of 2002 to 56.0% in the third quarter of calendar 2003 with growth of higher margin product lines. SG&A as a percentage of net sales was 37.0% in the third quarter of calendar 2003 as compared to 39.8% in the third quarter of calendar 2002 despite incurring approximately $0.5 million of restructuring expenses in the current quarter, reflecting the recognition of some of the benefit from prior quarter restructuring activities. Overall, the segment reported operating profit margins of 19.0% as compared to 12.5% in the prior year quarter.

Corporate expenses were $3.8 million in the third quarter of calendar 2003 as compared to $2.8 million in the third quarter of calendar 2002. Our calendar third quarter 2003 included increased expenses related to Directors and Officers liability insurance, increased Board of Directors activities, and other governance related expenses, while calendar third quarter 2002 benefited from the timing impact from recharging certain centrally administered medical expenses to our business units.

Interest expense of $4.0 million for the third quarter of calendar 2003 was 14% lower as compared to the third quarter of calendar 2002 as a result of lower average borrowing and lower effective interest rates. Other expense was $0.2 million in the third quarter of calendar 2003 compared with $0.3 million in third calendar quarter of 2002 primarily because of lower interest income from the Gazprom vendor financing as the facility was paid off at the end of the quarter.

Income taxes were 30% of pretax earnings in the current year as compared to 31% in the third quarter of calendar 2002. This reduction was principally the result of reflecting the tax benefits arising from certain changes to our risk management practices and foreign business structures as well as improved expectations for our utilization of all available foreign income tax credits.

At September 30, 2003, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2002 and September 30, 2002. This strengthening resulted in a loss of $0.6 million in the foreign exchange component of comprehensive earnings for the quarter and a gain of $20.0 million for the first nine months of the calendar year. Approximately $16.0 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the third quarter of calendar 2003 also benefited from the weakening of the US dollar, primarily against the Euro. The difference between the operating results for these companies for the three months ending September 30, 2003, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in calendar 2002 was approximately 2.9%. If the impact of selling European sourced product in the U.S. is also considered, the impact of currency movements was approximately 2.7%.

Net orders, booked from continuing operations, were $162.2 million for the quarter, 2.9% higher than the third quarter calendar 2002 net order intake of $157.6 million. Net orders booked from Gazprom were $10.3 million in the current quarter as compared to $14.8 million in the third quarter of calendar 2002. In addition, the company had net orders booked of $17.2 million in the quarter from our calendar 2002 acquisitions. Overall, our order backlog at September 30, 2003 was down 16.0% as compared to September 30, 2002. The decrease is primarily in the Energy Systems and Controls segment due to the timing of large oil and gas contracts and in the Scientific and Industrial Imaging segment due to the lower level of certain OEM bookings and resultant lower backlog levels.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2003	2002	2003	2002
Instrumentation	$45,144	$44,260	$15,188	$17,710
Industrial Technology	40,315	37,434	25,909	26,626
Energy Systems & Controls	37,676	38,286	26,261	34,279
Scientific & Industrial Imaging	39,094	37,646	34,736	42,889

	$162,229	$157,626	$102,094	$121,504

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net sales for the nine months ended September 30, 2003 were $487.6 million as compared to $455.4 million in the prior-year period, a 7.1% increase. The increase reflects $45.7 million of sales attributed to calendar 2002 acquisitions and $18.2 million arising from the translation of foreign currency denominated sales. These gains were partially offset by $26.2 million lower net sales to Gazprom and $6.0 million of lower sales of telecommunications capital equipment.

Net sales in our Instrumentation segment in the first nine months of calendar 2003 increased 1.4% as compared to the first nine months of calendar 2002 as the favorable benefits of the calendar 2002 acquisition of Qualitek and currency translation impacts more than offset lower sales of tele-communications capital equipment. Gross margins of 58.4% in the first nine months of calendar 2003 improved 1% as compared to 57.4% in the equivalent prior year period. The segment’s SG&A expenses as a percentage of net sales increased to 42.3% as compared to 40.4% in the prior-year period. This increase was principally the result of $2.3 million of restructuring expenses from various consolidation and cost reduction actions, and adverse volume leverage from lower telecommunications equipment sales. As a result of the above, operating profits as a percentage of net sales declined from 17.0% in the prior-year period to 16.1% this year.

In our Industrial Technology segment, net sales in the first nine months of 2003 were up 0.6% from the prior year period. Gross margins were consistent with the prior year but SG&A expenses as a percentage of net sales increased by 1.4% primarily as a result of restructuring costs associated with the start-up of facilities in Mexico and China. Operating profit margins were 21.8% in the first nine months of calendar 2003 as compared to 23.2% in the first nine months of calendar 2002 reflecting approximately $0.7 million of restructuring expenses in the calendar 2003 period.

Net sales in our Energy Systems and Controls segment increased by 14.8% during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as the additional sales contributed by Zetec and strength in the sales of control equipment to our core oil & gas customers more than offset the reduced sales to Gazprom. Gross margins decreased from 61.1% to 52.5% as a result of adverse leverage from lower sales to Gazprom and lower margins at Zetec pending the completion of all integration activities. SG&A expense as a percentage of net sales in the first nine months of 2003 were 33.9% as compared to 36.9% in the prior-year period, primarily due to certain cost reduction initiatives, and as a result operating profit margins reduced from 24.2% in the prior-year period to 18.6% reflecting the reductions in gross margins.

Our Scientific and Industrial Imaging segment reported a 14.8% increase in net sales for the first nine months of calendar 2003 period as compared to the same calendar 2002 period. This increase was attributable principally to calendar 2002 acquisitions and higher sales to electron microscope customers. Gross margins were 53.6% in the first nine months of calendar 2003 as compared to 52.1% in the equivalent calendar 2002 period largely from favorable mix and favorable margins on sales of U.S. manufactured products into Europe and Japan. SG&A expenses as a percentage of sales decreased to 37.0% from 37.4% in calendar 2002, even though we incurred development costs for new motion imaging products and restructuring costs associated with reducing excess manufacturing capacity. The increased gross margins flowed through to operating profit resulting in an increase from 14.7% in the prior-year period to 16.6% in the current year.

Corporate expenses in the first nine months of calendar 2003 were slightly higher with the equivalent prior-year period at 2.1% as compared to 1.8% of net sales.

Interest expense decreased $1.1 million for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002. Average borrowing levels were slightly higher than prior-year levels, due to acquisitions, but were offset by lower effective interest rates.

Other income was $2.0 million lower in the first nine months of calendar 2003 compared to the same period in calendar 2002 as a result of realized foreign exchange losses in the current year as compared to realized foreign exchange gains in calendar 2002, lower semiconductor equipment royalty income due to market conditions and lower interest income from the Gazprom vendor financing as the facility was paid down.

Income taxes were 30% of pretax earnings in the current calendar period as compared to 31% in calendar 2002 for the reasons noted in our discussion of critical accounting policies.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $21.3 million in the third quarter of calendar 2003 as compared to $36.1 million in the third quarter of calendar 2002, a 41.1% decrease. This decrease is principally attributable to increases in certain working capital categories in the current year quarter as compared to reductions in the prior year quarter. Cash used in investing activities was significantly higher in the third quarter of calendar 2002 compared to the third quarter of calendar 2003 as a result of significant business acquisitions completed during the prior year period. Cash used by financing activities during the current calendar quarter was comprised of the payment of dividends and debt reductions created from our other net positive cash flows. Cash provided by financing activities in the prior year third quarter was primarily borrowings under revolving credit agreements for business acquisitions.

Net cash provided by operating activities in the first nine months of calendar 2003 was 11.8% lower than in the equivalent period of calendar 2002 as a result of lower reductions in working capital in the current year, particularly in accounts receivable and inventory.

Less cash was used in investing activities as the prior-year nine month period included the completion of a number of significant business acquisitions.

$48.5 million of debt was repaid over the nine months ended September 30, 2003 as compared with net borrowings of $14.7 million in the prior-year period. This difference was primarily due to business acquisitions in the calendar 2002 period.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $129.2 million at September 30, 2003 compared to $126.7 million at October 31, 2002, reflecting increases in receivables and inventories on some major projects at Compressor Controls and Cornell Pump. Total debt was $288.5 million at September 30, 2003 compared to $332.1 million at October 31, 2002. The leverage of the Company improved as shown in the following table:

	September 30, 2003	October 31, 2002
Total Debt	$288,487	$332,105
Cash	(14,510)	(12,422)

Net Debt	273,977	319,683
Equity	441,728	376,012

Total Net Capital	$715,705	$695,695

Net Debt / Total Net Capital	38.3%	46.0%

Our principal $275 million credit facility with a group of banks provides most of our daily external financing requirements, consisting of revolving loans, swing line loans and letters of credit. At September 30, 2003, we had outstanding U.S. dollar denominated borrowings of $122.2 million, the equivalent of $40.6 million of Euro denominated borrowings and $5.7 million of outstanding letters of credit. Total unused availability under this facility was $76 million at September 30, 2003. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and to assist in the financing of some additional acquisitions. This facility matures May 2005. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

Our outstanding indebtedness at September 30, 2003 also included $125 million of term notes maturing in May 2007 and May 2010 which do not require sinking fund payments. The notes are pre-payable by paying the holders thereof the discounted present value of all remaining scheduled payments using a discount rate equal to the sum of 50 basis points plus the yield of the U.S. Treasury Notes corresponding to the then remaining average life of the notes being prepaid.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended September 30, 2003.

At September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $3.2 million and $1.8 million were incurred during the third quarters of calendar 2003 and 2002 respectively. We expect capital expenditures for the balance of the calendar year to be comparable as a percentage of sales.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which has historically been experienced. However, the rate at which we can reduce our debt during calendar 2003 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

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
  terrorist attacks; and
  the factors discussed in Exhibit 99.1 to our Annual Report on Form 10-K/A for the calendar year ended October 31, 2002 under the heading "Risk Factors."

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

Interest rate risks at September 30, 2003 were not materially different from the analysis presented in our Annual Report on Form 10-K/A for the year ended October 31, 2002, filed on November 3, 2003.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Sterling, Danish krone or Japanese Yen.

Sales by companies whose functional currency was not the U.S. dollar were 24% of our total sales and 77% of these sales were by companies with a European functional currency. The U.S. dollar has relatively consistently weakened against these European currencies since the first quarter of calendar 2002. The difference between the operating results for these companies for the three months ending September 30, 2003, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in calendar 2002 was approximately 2.9%. If the impact of selling European sourced product in the U.S. is also considered, the impact of currency movements was approximately 2.7%. If these currency exchange rates had been 10% different throughout the three months ended September 30, 2003 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $0.7 million.

The changes of these currency exchange rates relative to the U.S. dollar during the third quarter of calendar 2003 compared to currency exchange rates at September 30, 2003 resulted in a decrease in net assets of $0.6 million that was reported as a component of comprehensive earnings, virtually all of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

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

b.     Reports on Form 8-K

We filed the following reports on Form 8-K during the third quarter of calendar 2003.

On September 3, 2003, we reported under Item 7 a press release announcing anticipated earnings for our 2003 third fiscal quarter.
On September 3, 2003, we reported under Item 8 our change in fiscal year from October 31 to December 31.

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

Signature	Title	Date
/s/ Brian D. Jellison
Brian D. Jellison	Chief Executive Officer and President	November 4, 2003

/s/ Martin S. Headley
Martin S. Headley	Vice President and Chief Financial Officer	November 4, 2003

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2, 4.02 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.2	Credit Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.3	Note Purchase Agreement dated as of May 18, 2000, incorporated herein by reference to Exhibit 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Chief Financial Officer (302)

32.1	Certification of Chief Executive Officer (906)

32.2	Certification of Chief Financial Officer (906)