Form 10-K
period 2003-12-31
ROPER INDUSTRIES INC /DE/
filed 2004-03-15
CIK 882835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $1,367,444,435.

Number of shares of Registrant’s Common Stock outstanding as of March 1, 2004: 36,759,259.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 26, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

      Our Business

        We are a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. We market these products and services to selected segments of a broad range of markets including water and wastewater, oil and gas, research, power generation, medical, semiconductor, refrigeration, automotive, and general industry.

        We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. We compete in many niche markets and are the market leader or the competitive alternative to the market leader in the majority of these markets.

        In August 2003, we changed our fiscal year-end from October 31 to December 31. However, unless otherwise indicated, references to 2003, 2002 and 2001 in this Annual Report on Form 10-K (“Annual Report”) refer to the twelve months ended December 31, 2003, twelve months ended October 31, 2002, and twelve months ended October 31, 2001.

        We continued our growth in 2003 from organic growth and the full-year contributions from businesses acquired during 2002, in particular Zetec and QImaging, offsetting declines in our business with OAO Gazprom. Our 2003 acquisition, Neptune Technology Group Holdings, Inc. and its subsidiaries (“NTGH”) effective on December 29, was purchased for cash and financed through borrowings under our credit agreements and proceeds from our December 2003 public offerings of our common stock and convertible debentures. As the NTGH businesses were closed for the year-end holiday period following the acquisition there are no operating results attributable to these operations in our fiscal 2003 results. However, the assets and liabilities of the operations are consolidated in our balance sheet as of December 31, 2003.

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

      Market Share, Market Expansion, and Product Development

        Leadership with Engineered Content for Niche Markets. We have developed and maintained a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products, the applications expertise used to create our advanced products and systems and our service capabilities. Our operating units grow their businesses through new product development and development of new applications and services for existing products to satisfy customer needs. In addition, our operating units continue to grow our customer base by expanding our distribution, selling other products through our existing channels and exploring adjacent markets.

        Diversified End Markets and Geographic Reach. Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. During that same period, we grew our global presence to the degree that our sales of products manufactured and exported from the U.S. and manufactured abroad and sold to customers outside the U.S. accounted for $378 million for 2003, up from $361 million in 2002. Our net sales outside the U.S. were 58% and 59% of our total net sales for fiscal 2003 and 2002, respectively. The primary focus of the NTGH businesses in U.S. markets will reduce the percentage of our net sales outside the U.S. in 2004. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”).

        Research and Development. We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products to enter new markets. Our research and development spending increased to $32.6 million in 2003, which represented 5.0% of our 2003 net sales. In the years ended October 31, 2002 and 2001, we spent $29.6 million (4.8% of net sales), and $26.0 million (4.6% of net sales), respectively, on research and development activities.

      The NTGH Acquisition and Related Recapitalization Transactions

On December 29, 2003, we acquired NTGH, comprising Neptune Technology, a leader in the water management market, DAP Technologies, a leading fully rugged computer provider, and DB Microware, providing various software products for utility markets. NTGH was acquired for a cash purchase price of approximately $482 million (net of cash acquired and outstanding debt). In connection with our acquisition of NTGH, we also purchased the remaining one-third interest in DAP Technologies that NTGH did not own for total consideration of approximately $9 million.

We also completed a public offering of 4,200,000 shares of our common stock for gross proceeds of approximately $202 million and a public offering of senior subordinated convertible notes for gross proceeds of approximately $230 million, including exercise of the underwriters’ overallotment for the convertible notes offering. Concurrently with the closing of the offerings, we also entered into a new $625 million senior secured credit facility consisting of a $400 million five-year term loan and a $225 million three-year revolving credit facility. We used the proceeds from the common stock offering, together with borrowings under our new senior secured credit facility, to pay for the acquisition, repay a portion of our existing credit facility and pay related fees and expenses. We used the proceeds from the notes offering to redeem our outstanding senior notes and to repay the remaining portion of our existing credit facility. An underwriters’ overallotment of 630,000 shares of common stock was subsequently exercised and closed in January 2004 for gross proceeds of approximately $30 million.

Our Business Segments

        In early 2003, we realigned our operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four segments are: Instrumentation, Industrial Technology, Energy Systems and Controls, and Scientific and Industrial Imaging. We are in the process of integrating NTGH’s businesses into our Industrial Technology and Scientific and Industrial Imaging segments. Financial information about our business segments is presented in Note 14 of the Notes to Consolidated Financial Statements.

      Instrumentation

        Our Instrumentation segment principally offers equipment and consumables for materials analysis, fluid properties testing and industrial leak testing. These products and solutions are provided through three U.S.-based and two European-based operating units. For 2003, this segment had net sales of $181.3 million, representing 27.6% of our total net sales.

        Materials Analysis Equipment and Consumables. We manufacture and sell equipment and supply various types of consumables necessary to extract and shape certain materials for production and to prepare materials samples for testing and analysis. These products are used mostly within the academic, government research, electronics, biological and material science end-user markets.

        Fluid Properties Testing Equipment. We manufacture and sell automated and manual test equipment to determine physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation, of liquids and gasses for the petroleum and other industries.

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

        The following table sets forth information regarding each class of products within the Instrumentation segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Year Ended December 31,	Year ended October 31,
	2003	2002	2001
Materials analysis equipment and consumables	$76,943	$75,640	$13,805
Fluid properties testing equipment	$69,412	$68,180	$63,152

        The following chart shows the breakdown of the Instrumentation segment’s sales by end market for the year ended December 31, 2003:

    Backlog.        Our Instrumentation companies have lead times of up to several months on many of their product sales, although standard products are typically shipped within four weeks of receipt of order. One of our businesses has considerable sales of consumables that are typically shipped overnight. Blanket purchase orders are placed by certain end-users, with continuing requirements for fulfillment over specified periods of time. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $17.1 million at December 31, 2003 compared to $18.9 million at December 31, 2002.

        Distribution and Sales. Distribution and sales are achieved through a combination of manufacturers’ representatives, agents, distributors and direct sales offices in both the U.S. and various other countries.

    Customers.        None of this segment’s customers accounted for as much as 10% of its net sales for 2003. Each of the operating units in the Instrumentation segment sells to a variety of customers worldwide, with certain major customers in the automotive and medical diagnostics industries having operations globally. Some of the operating units have sales to one or a few customers that represent a significant portion of their respective sales, and we expect the relative importance of such a concentrated customer base for these operating units to continue.

      Industrial Technology

        Our Industrial Technology segment produces industrial pumps, flow measurement and metering equipment, industrial valves and controls, and following the NTGH acquisition, water meter and automatic meter reading (AMR) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2003, this segment had net sales of $170.3 million, representing 25.9% of our total net sales. None of this segment’s 2003 net sales was attributable to Neptune Technology.

        Industrial Pumps. We manufacture and distribute a wide variety of pumps. These pumps vary significantly in complexity and in pumping method employed, which allows for the movement and application of a diverse range of liquids and solids including low and high viscosity liquids, high solids content slurries and chemicals. Our pumps are used in large and diverse sets of end markets such as oil and gas, agricultural, water and wastewater, medical, chemical and general industrial.

        Industrial Valves and Controls. We manufacture and distribute a variety of valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, refrigeration, marine engine and general industrial markets. Many of these products are designed for use in hazardous environments.

        Flow Measurement Equipment. We manufacture and distribute turbine and positive displacement flow meters, emissions measurement equipment and flow meter calibration products for aerospace, automotive, power generation and other industrial applications.

        Water Meter and Automatic Meter Reading (AMR) Products and Systems.Our newest acquisition, Neptune Technology, manufactures and distributes several lines of water meter products serving the residential, and certain commercial and industrial water management markets, and several lines of automatic meter reading products and systems serving these markets. The substantial majority of these products and services are currently for residential applications.

        The following table sets forth information regarding each class of products within the Industrial Technology segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Year Ended December 31,	Year ended October 31,
	2003	2002	2001
Industrial pumps	$89,080	$83,484	$90,315
Industrial valves and controls	$66,166	$63,721	$64,693

        The following chart shows the breakdown of the Industrial Technology segment’s sales by end market during the year ended December 31, 2003:

    Backlog.        The Industrial Technology operating units’ sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain original equipment manufacturers, or OEMs, may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $58.0 million at December 31, 2003, as compared to $25.6 million at December 31, 2002. Within this increase $33.9 million was attributable to Neptune Technology.

        Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors. Neptune Technology sells to a variety of customers through multiple sales and distribution channels. Its water meter and AMR products are sold to the water utility market via direct sales and independent distributors in North America.

        Customers. No customer was responsible for as much as 10% of this segment’s net sales for 2003 and none of Neptune Technology’s customers accounted for more than 10% of its net sales for 2003.

        Energy Systems and Controls

        Our Energy Systems and Controls segment principally produces control systems, machinery vibration and other non-destructive inspection and measurement products and solutions, which are provided through three U.S.-based operating units. For 2003, this segment had net sales of $139.0 million, representing 21.1% of our total net sales.

        Control Systems. We manufacture control systems and panels and provide related engineering and commissioning services for turbomachinery applications, predominately in energy markets.

        Non-destructive Inspection and Measurement Instrumentation. We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and machinery vibration sensors, switches and transmitters. These solutions are applied principally in energy markets but also in aerospace and broader industrial markets. Many of these products are designed for use in hazardous environments.

        The following table sets forth information regarding each class of products within the Energy Systems and Controls segment that accounted for at least 10% of our total net sales in any of the periods presented below (in thousands):

	Year Ended December 31,	Year ended October 31,
	2003	2002	2001
Control systems	$77,492	$97,889	$90,600

        The following chart shows the breakdown of sales by end market for the Energy Systems and Controls segment during the year ended December 31, 2003:

         Backlog. The majority of this segment’s business consists of larger engineered projects with lead times of three to nine months. As such, backlog typically fluctuates significantly depending upon the timing of large project awards. Standard products generally ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $31.0 million at December 31, 2003 compared to $25.9 million at December 31, 2002.

         Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors.

         Customers. Each of the Energy Systems and Controls segment’s business units sell to a variety of customers worldwide. OAO Gazprom, a Russian enterprise that is the world’s largest gas provider, continued to be the largest single customer in this segment for the twelve month period ended December 31, 2003, accounting for approximately 16.4% of its sales, compared to 40.7% for the twelve month period ended December 31, 2002. The continuation of this business with Gazprom is subject to numerous risks, many of which are beyond our control, including, but not limited to, increased competition, availability of acceptable financing and customer delays in commissioning and start-up of installations. No other customer accounts for as much as 10% of this segment’s net sales for 2003.

        Scientific and Industrial Imaging

         Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, and following the NTGH acquisition, handheld computers and software. These products and solutions are provided through five U.S-based and two Canadian-based operating units. These include the DAP Technologies handheld computer business based in Quebec, Canada, and the DB Microware software unit based in Dallas, Texas, both of which were included in the NTGH acquisition. For 2003, this segment had net sales of $166.7 million, representing 25.4% of our total net sales, none of which were contributed by DAP Technologies or DB Microware.

        Digital Imaging Products and Software. We manufacture and sell extremely sensitive, high-performance charge-coupled device cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, automotive, and other end-user markets such as ballistic, biological and material science. They are frequently incorporated into products by OEMs.

        Handheld Computers and Software. We manufacture and sell fully rugged handheld computers for utility, principally water management, and non utility markets and we develop and sell software to assist in utility meter reading and service order management.

        The following table sets forth information regarding each class of products within the Scientific and Industrial Imaging segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Year Ended December 31,	Year ended October 31,
	2003	2002	2001
Digital imaging products and software	$160,150	$134,859	$143,375

          The following chart shows the breakdown of the Scientific and Industrial Imaging segment’s sales by end market for the year ended December 31, 2003:

          Backlog. Our Scientific and Industrial Imaging segment companies typically have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $42.5 million at December 31, 2003, as compared to $47.0 million at December 31, 2002. Within the December 2003 backlog, $5.5 million is attributable to handheld computer and software backlog associated with the NTGH acquisition.

          Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers, or VARs, OEMs and distributors.

          Customers. No customer was responsible for as much as 10% of this segment’s net sales for 2003. One of the Scientific and Industrial Imaging segment’s operating units has sales to a few customers that represent a significant portion of that operating unit’s sales and the relative importance of such a concentrated customer base for this operating unit is expected to continue.

Materials and Suppliers

        We believe that most materials and supplies used by us are readily available from numerous sources and suppliers throughout the world. However, some of our components and sub-assemblies are currently available from a limited number of suppliers. Some high-performance components for digital imaging products can be in short supply and/or suppliers have occasional difficulty manufacturing such components to our specifications. We regularly investigate and identify alternative sources where possible, and we believe that these conditions equally affect our competitors. Thus far, supply shortages have not had a significant adverse effect on Roper’s sales although delays in shipments have occurred following such supply interruptions. In the past, DAP Technologies has incurred lost orders or shipment delays due to the inability of its VARs to design and install application-specific software on a timely basis.

Environmental Matters and Other Governmental Regulation

        Our operations and properties and those recently acquired from NTGH are subject to laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. We are required continually to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. We have experienced, and expect to continue to experience, modest costs relating to our compliance with environmental laws and regulations. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could increase our environmental compliance costs or subject us to new or increased liabilities.

Competition

        Generally, our products and solutions face significant competition, usually from a limited number of competitors. Although we believe that we are a leader in most of our markets, no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the life cycle and maturity of the technology employed. We compete primarily on product quality, performance, innovation, price, applications expertise, distribution channel access and customer service capabilities.

Patents and Trademarks

        In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with employees, to protect our trade secrets and know-how. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights, the product development and market activities of Compressor Controls, Gatan, Neptune Technology and Roper Scientific, in particular, have been planned and conducted in conjunction with continuing patent strategies. While we have not significantly licensed patents, trademarks, trade secrets and similar proprietary rights to and from third parties in the past, we may do so in the future.

Employees

        As of December 31, 2003, we had approximately 3,700 total employees, of whom approximately 2,440 were located in the United States. Fewer than 80 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with employees to be good.

ITEM 2. PROPERTIES

        In early January 2003, we relocated our corporate office from Bogart, Georgia where we leased approximately 10,000 square feet of office space to the Atlanta area where we lease approximately 13,800 square feet of office space. We have established sales and service locations around the world to support our operations. The following table sets forth our principal properties as of December 31, 2003:

		Square Footage
Location	Property	Owned	Leased	Industry segment
Phoenix, AZ	Office/Mfg.	--	45,900	Industrial Technology
Tucson, AZ	Office/Mfg.	--	37,300	Scientific and Industrial Imaging
Tallassee, AL	Office/Mfg	300,000	--	Industrial Technology
Burnaby, Canada	Office/Mfg.	--	8,200	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	--	26,400	Scientific and Industrial Imaging
Mississauga, Canada	Office	--	46,100	Scientific and Industrial Imaging
Pleasanton, CA	Office	--	19,400	Scientific and Industrial Imaging
Richmond, CA	Office/Mfg.	67,400	--	Industrial Technology
Malu, China	Office/Mfg.	--	16,600	Industrial Technology
Ballerup, Denmark	Office/Mfg.	--	88,500	Instrumentation
Verson, France	Office/Mfg.	--	22,500	Instrumentation
Commerce, GA	Office/Mfg.	203,800	--	Industrial Technology
Büchen, Germany	Office/Mfg.	191,500	--	Industrial Technology
Lauda, Germany	Office/Mfg.	37,900	--	Instrumentation
Des Moines, IA	Office/Mfg.	--	88,000	Energy Systems and Controls
Burr Ridge, IL	Office/Mfg.	55,000	--	Industrial Technology
Acton, MA	Office/Mfg.	--	28,700	Instrumentation
Silver Spring, MD	Office	--	11,800	Scientific and Industrial Imaging
Trenton, NJ	Office/Mfg.	40,000	--	Scientific and Industrial Imaging
Syosset, NY	Office/Mfg.	--	27,500	Industrial Technology
Portland, OR	Office/Mfg.	--	128,000	Industrial Technology
Warrendale, PA	Mfg.	--	44,250	Scientific and Industrial Imaging
Carrollton, TX	Office	--	22,000	Instrumentation
Houston, TX	Office/Mfg.	16,200	--	Energy Systems and Controls
Houston, TX	Office/Mfg.	--	35,000	Instrumentation
Houston, TX	Office/Mfg.	--	27,500	Instrumentation
Bury St. Edmunds, U.K	Office/Mfg.	90,000	--	Industrial Technology
Cambridge, U.K	Office/Mfg.	--	14,000	Instrumentation
Glasgow, U.K	Office/Mfg.	27,700	--	Instrumentation
Oxford, U.K	Office/Mfg.	--	5,500	Scientific and Industrial Imaging
Issaquah, WA	Office/Mfg.	--	86,400	Energy Systems and Controls

We consider each of the above facilities to be in good operating condition and adequate for its present use and believe that it has sufficient plant capacity to meet its current and anticipated operating requirements.

ITEM 3. LEGAL PROCEEDINGS

        We are defendants in various lawsuits involving product liability, employment practices and other matters, none of which we believe will have a material adverse effect on our consolidated financial position or results of operations. The majority of such claims are subject to insurance coverage.

        We and/or one of our subsidiaries are named as defendants, along with many other companies, in asbestos-related personal injury or wrongful death actions. The allegations in these actions are vague, general and speculative, and the actions are in their early stages. Given the state of these claims, it is not possible to determine the potential liability, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matter was submitted to a vote of our security-holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Roper’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our fiscal 2003 and 2002 quarters.

		High	Low	Cash Dividends Declared
Calendar 2003	4th Quarter	$51.58	$43.90	$0.09625
	3rd Quarter	46.75	36.90	0.08750
	2nd Quarter	38.38	29.00	0.08750
	1st Quarter	39.80	26.75	0.08750

November - December 2002		$43.15	$36.46	$0.08750

Fiscal 2002	4th Quarter	$39.14	$27.25	$0.08250
	3rd Quarter	46.90	29.00	0.08250
	2nd Quarter	51.90	41.04	0.08250
	1st Quarter	52.91	35.90	0.08250

Based on information available to us and our transfer agent, we believe that as of March 1, 2004 there were 194 record holders of our common stock.

Dividends.     Roper has declared a cash dividend in each fiscal quarter since our February 1992 initial public offering and we have also annually increased our dividend rate since our initial public offering. In November 2003, our board of directors increased the quarterly dividend to be paid in the first quarter of fiscal 2004 to $0.09625 per share, an increase of 10% from the prior rate. However, the timing, declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our board of directors. Therefore, there can be no assurance as to the amount, if any, of cash dividends that will be declared in the future.

Recent Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL DATA

The following summary consolidated selected financial data for and as of the end of the twelve months ended December 31, 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002, 2001, 2000 and 1999 were derived from our audited consolidated financial statements. Our consolidated financial statements for and as of the end of each of the twelve months ended December 31, 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002, 2001 and 2000 were audited by PricewaterhouseCoopers LLP, independent accountants. Our consolidated financial statements for and as of the end of the year ended October 31, 1999 were audited by Arthur Andersen LLP, a firm that has ceased operations. In August 2003, we changed our fiscal year-end from October 31 to December 31 effective as of January 1, 2003, with the two months ended December 31, 2002 being the transition period.

We filed an amendment to our annual report on Form 10-K for the fiscal year ended October 31, 2002 on November 3, 2003 to restate our consolidated financial statements as of October 31, 2001 and 2002 and for the three years ended October 31, 2002 to reflect the discontinued operations of our Petrotech operation and the realignment of our operations into four new segments.

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

	12 months ended December 31,	2 months ended December 31,	12 months ended October 31,
	2003(1)	2002	2002(2)	2001(3)	2000(4)	1999(5)
	(in thousands, except per share data)
Operations data:
Net sales	$657,356	$83,885	$617,462	$562,955	$469,999	$360,553
Gross profit	346,138	41,565	333,755	304,750	252,522	198,316
Income from operations(6)	108,100	4,568	115,545	100,866	88,662	73,649
Earnings from continuing operations before change in
accounting principle	48,061	1,240	66,438	57,415	49,575	47,523
Net Earnings (loss)	45,239	853	40,053	55,839	49,278	47,346

Per share data:
Earnings from continuing operations before change in
accounting principle:
Basic	$1.52	$0.04	$2.13	$1.87	$1.63	$1.57
Diluted	1.50	0.04	2.09	1.82	1.59	1.53

Net earnings (loss):
Basic	$1.43	$0.03	$1.28	$1.82	$1.62	$1.56
Diluted	1.41	0.03	1.26	1.77	1.58	1.53

Dividends declared	0.36	0.09	0.33	0.30	0.28	0.26

Balance sheet data:
Working capital	$219,695	$126,221	$118,590	$135,972	$136,909	$92,164
Total assets	1,514,995	824,966	828,973	762,122	596,902	420,163
Long-term debt, less current
portion	630,186	308,684	311,590	323,830	234,603	109,659
Stockholders’ equity	655,781	380,981	376,012	323,506	270,191	231,968

(1) Balance sheet data includes the effect of the NTGH acquisition effective on December 29, 2003.
(2) Includes results of Zetec from August 2002 and several smaller businesses acquired during fiscal 2002.
(3) Includes results of Struers and Logitech from September 2001 and several smaller businesses acquired during fiscal 2001.
(4) Includes results of Redlake MASD from November 1999, Abel Pump from May 2000, Antek Instruments from August 2000,
    Hansen Technologies from September 2000 and several smaller businesses acquired during fiscal 2000.
(5) Includes results of Petroleum Analyzer companies acquired in June 1999.
(6) Includes $5.9 million of restructuring expenses in 2003.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report. In August 2003, we changed our fiscal year-end from October 31 to December 31 effective as of January 1, 2003, with the two months ended December 31, 2002 being the Transition Period.

We filed an amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 on November 3, 2003 to restate our Consolidated Financial Statements as of October 31, 2001 and 2002 and for the three years ended October 31, 2002 to reflect the discontinued operations of our Petrotech operation and the realignment of our operations into four new segments.

Overview

We are a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. We market these products and services to selected segments of a broad range of markets including water and wastewater, oil and gas, research, power generation, medical, semiconductor, refrigeration, automotive, and general industry.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On December 29, 2003, we acquired NTGH, comprising Neptune Technology, a leader in the meter management market, DAP Technologies, a leading fully rugged computer provider, and DB Microware, providing various software products for utility markets. As these businesses were closed for the year-end holiday period following the acquisition there are no operating results attributable to these operations in our fiscal 2003 results. However, the assets and liabilities of the operations are consolidated in our balance sheet as of December 31, 2003. In connection with this acquisition we retired our existing debt, completed a public offering of 4,200,000 shares of our common stock, entered into a new $625 million credit agreement, and issued $230 million of senior subordinated convertible notes. An underwriters’ overallotment of 630,000 shares of our common stock was subsequently exercised and closed in January 2004.

During the fiscal year ended December 31, 2003, our results of operations benefited from five acquisitions made during the last six months of the fiscal year 2002:

          1. Zetec, reported in our Energy Systems and Controls segment
          2. AI Qualitek, reported in our Instrumentation segment
          3. QImaging, reported in our Scientific and Industrial Imaging segment
          4. Duncan Technologies, reported in our Scientific and Industrial Imaging segment
          5. Definitive Imaging, reported in our Scientific and Industrial Imaging segment

Our largest customer is OAO Gazprom. Gazprom has been a customer over the past eleven years through a number of its procurement affiliates. In late 2002, Gazprom assigned a new procurement affiliate to negotiate with us, and during the second calendar quarter of 2003 we secured a new supply agreement. Orders received under this agreement have been received on a delayed basis and at lower levels than initially indicated by the procurement affiliate and consequently have resulted in lower activity levels than in comparative prior year periods. New orders received under this agreement during the year ended December 31, 2003 totaled $25.2 million or 3.9% of total new orders. Net sales to Gazprom were $22.8 million during the year ended December 31, 2003 as compared to $56.5 million during the year ended October 31, 2002.

During the Transition Period ended December 31, 2002, we began reporting our operations under a new segment structure. This structure has realigned our operations into four market-focused groups to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. Having recruited and reassigned new managers to lead these realigned groups in the first quarter, we commenced cascading leadership through these segments with the hiring of several key managers from established growth companies to provide enhanced functional and business expertise.

Following the segment realignment, we started a number of restructuring activities. We have completed the integration of our Acton Research and Integrated Design business units, the integration of AI Qualitek into the Uson business unit and the integration of production operations of our Redlake business unit into other Imaging segment facilities. In addition, we have opened a new production facility in Mexico as a result of which we closed the U.S. production operations of the Dynamco business unit and commenced the movement of manufacturing of certain other Industrial Technology product lines into this facility. We opened a new production facility in China to better serve customers in that growing market. During the third quarter, we completed our relocation of Struers manufacturing, engineering and administrative support activities into a new facility. Final actions to be completed in the first half of 2004 include the move of the U.S. production operations of the Amot Controls business unit to other facilities and a restructuring of the Compressor Controls business unit to adjust to lower levels of Gazprom business. All of these actions are planned to lower costs and enhance margins.

In February 2003, we launched a new motion imaging product line in our Scientific and Industrial Imaging segment. Extensive development of this product line commenced during the second quarter of fiscal 2002 and was completed during February 2003. During the development period our customers deferred ordering our existing products in anticipation of significant benefits from our new technology cameras and systems.

The weakening of the U.S. dollar during fiscal 2003, particularly against the euro, the Danish krone and the British pound, had a mixed impact on our reported results. Without the currency changes, reported net sales and net orders would have been reduced by $26.2 million and $25.6 million respectively as compared to the prior calendar year. However, the potentially favorable effects on profits from these currency translation efforts were substantially offset by the impact of selling products in the U.S. that we produced in countries with now increased euro-denominated costs.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2003 included elsewhere in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2003, our allowance for doubtful accounts receivable, sales returns and sales credits was $4.5 million, or 3% of total gross accounts receivable. This percentage is influenced by the risk profile of the underlying receivables and has remained constant as a percent of sales as compared to the October 31, 2002 levels and the Transition Period ended December 31, 2002.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2003, inventory reserves for excess and obsolete inventory were $23.6 million, or 18% of gross first-in, first-out inventory cost. This percentage has remained constant with both the fiscal year ended October 31, 2002 and the Transition Period ended December 31, 2002.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At December 31, 2003, the accrual for future warranty obligations was $5.0 million or 0.6% of annualized fourth quarter fiscal 2003 sales. This calculation is based upon both Roper’s and NTGH’s annualized fourth quarter 2003 sales. The warranty reserve for the NTGH entities is at a similar level to the existing Roper entities. Our expense for warranty obligations was less than 1% of net sales for each of the twelve month periods ended December 31, 2003, October 31, 2002 and October 31, 2001.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the twelve month period ended December 31, 2003, we recognized revenue of approximately $31.4 million using this method due primarily to two of our businesses carrying out major energy and water/wastewater projects of a turn-key, longer term nature. No material amount of revenue was recognized using this method during the two month period ended December 31, 2002. Approximately $2.4 million and $2.3 million of revenue was recognized using this method during the twelve months ended October 31, 2002 and 2001, respectively. At December 31, 2003 approximately $12.6 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During fiscal 2003, our effective income tax rate was reduced to 27.5% as compared to 30% for the two month period ended December 31, 2002 and 31% for the twelve month period ended October 31, 2002. The primary reasons for the decline for the current fiscal year are the marginal rate impact in the fourth quarter of fiscal 2003 of certain expenses related to the NTGH acquisition and related financing and the demonstrated ability to avoid repatriation of certain foreign sourced earnings. We are not expecting to incur in 2004 the one-time costs that created this abnormally low tax rate.

We adopted SFAS No. 142 effective November 1, 2001 - the beginning of our fiscal year ended October 31, 2002. The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. The transitional business valuation reviews required by SFAS 142 indicated a reduction of the carrying value of goodwill for three business units (Redlake, Petrotech and Dynamco). This goodwill reduction was reported as a change in accounting principle retroactive to the beginning of our fiscal year ended October 31, 2002 and resulted in a transitional charge to earnings of approximately $26 million. SFAS 142 requires goodwill to be evaluated annually. If this annual review indicates further impairment of goodwill balances, that entire impairment will be recorded immediately and reported as a component of current operations. Our annual reviews undertaken during fiscal 2003 and fiscal 2002 did not indicate that any further impairment to the goodwill balances was necessary. Our acquisitions have generally included a large goodwill component and we expect this to continue with future acquisitions.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in fiscal 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of any impairment provision on current results. Note 5 to our Consolidated Financial Statements includes a reconciliation comparing earnings of pre-adoption periods to earnings of current periods for those periods presented. Goodwill amortization prior to the adoption of SFAS 142 was largest in the Instrumentation segment. We are unable to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment.

At December 31, 2003, Roper’s total assets included $711.2 million of goodwill. Goodwill was allocated $224.0 million to our Instrumentation segment, $282.8 million to our Industrial Technology segment, $81.5 million to our Energy Systems and Controls segment and $122.9 million to our Scientific and Industrial Imaging segment. Total goodwill was allocated to 25 different business units with individual amounts ranging from less than $1 million to approximately $202 million.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales.

	12 months ended December 31, 2003	2 months ended December 31, 2002	12 months ended October 31, 2002	12 months ended October 31, 2001

Net sales
Instrumentation(1)	$181,329	$28,390	$175,490	$125,354
Industrial Technology	170,324	21,379	164,160	170,822
Energy Systems and Controls(2)	138,968	12,353	126,709	107,043
Scientific and Industrial Imaging	166,735	21,763	151,103	159,736

Total	657,356	83,885	617,462	562,955

Gross profit:
Instrumentation	58.3%	57.7%	58.6%	58.4%
Industrial Technology	45.6	43.9	46.2	46.8
Energy Systems and Controls	52.8	38.7	59.8	62.8
Scientific and Industrial Imaging	53.6	50.6	52.3	52.8

Total	52.7	49.5	54.1	54.1

Operating profit:
Instrumentation	17.5%	15.9%	18.7%	20.8%
Industrial Technology	21.2	14.4	22.8	24.0
Energy Systems and Controls	19.0	(21.2)	26.1	26.4
Scientific and Industrial Imaging	16.8	5.6	17.1	19.1

Total	18.6	7.3	20.9	22.4

Goodwill amortization	--	--	--	(2.7)
Corporate administrative expenses	(2.2)	(1.9)	(2.2)	(1.7)
Restructuring charges(3)	--	--	--	(0.1)

Income from continuing operations	16.4	5.4	18.7	17.9
Interest expense	(2.5)	(3.5)	(3.0)	(2.8)
Euro debt currency exchange loss	--	--	(0.7)	--
Loss on extinguishment of debt	(3.8)	--	--	--
Other income	--	0.2	0.5	0.7

Income from continuing operations before taxes
and change in accounting principle	10.1	2.1	15.6	15.8
Income taxes	(2.8)	(0.6)	(4.8)	(5.6)
Loss on discontinued operations, net of taxes	(0.4)	(0.5)	(0.1)	(0.3)
Goodwill adjustment effective November 1, 2001,
net of taxes	--	--	(4.2)	--

Net earnings	6.9%	1.0%	6.5%	9.9%

     (1)Includes results of Struers and Logitech from September 2001 and several smaller businesses acquired during the years presented.
     (2) Includes results of Zetec from August 2002 and several smaller businesses acquired during the years presented.
     (3) Restructuring charges were $180,000, $279,000 and $50,000 in Industrial Technology, Instrumentation, and Scientific and Industrial Imaging, respectively.
          Restructuring charges in fiscal 2003 (see Note 15 to the Consolidated Financial Statements) in compliance with SFAS 146, are included as a reduction of operating profits in the respective segments.

Year Ended December 31, 2003 Compared to Year Ended October 31, 2002

Net sales for the twelve months ended December 31, 2003 were $657.4 million as compared to sales of $617.5 million for the twelve months ended October 31, 2002, an increase of 6.5%. A significant part of the increase was the full year impact of our fiscal 2002 acquisitions, Zetec, AI Qualitek and QImaging. We had a significant decrease in sales to Gazprom ($33.7 million or 59.7% decline from the prior period) as a result of the change in their procurement processes noted previously. This significant decline was offset by sales increases in materials analysis equipment and consumables, imaging sales into electron microscopy markets, water/wastewater projects and other oil and gas sector sales.

In our Instrumentation segment, net sales for the twelve months ended December 31, 2003 increased by $5.8 million or 3.3% over the twelve months ended October 31, 2002. The increase was attributable to the full-year impact of AI Qualitek (acquired in fiscal 2002) and strong results from our European-based Struers operation which was partially offset by continued depressed business conditions in telecommunications markets.

Net sales for our Industrial Technology segment increased by $6.2 million or 3.8% for the twelve months ended December 31, 2003 over the twelve months ended October 31, 2002. The increase was the result of strength in our industrial pumps companies which experienced increased sales in the larger municipal water/wastewater projects.

In our Energy Systems and Controls segment, net sales for the twelve months ended December 31, 2003 increased by $12.3 million or 9.7% over the twelve months ended October 31, 2002. The increase was due to the full-year impact of Zetec acquired in fiscal 2002, offset by the expected lower sales levels to Gazprom. We also had improved sales of our machinery vibration sensor equipment in the current twelve month period.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $15.6 million or 10.3% for the twelve months ended December 31, 2003 over the twelve months ended October 31, 2002. The increase was attributable to both the full-year impact of QImaging acquired in fiscal 2002 and the increased sales for electron microscopy products.

Our overall gross profit percentage was 52.7% for the twelve months ended December 31, 2003 as compared to 54.1% for the twelve months ended October 31, 2002. Instrumentation segment gross margins were roughly flat period over period at 58.3% as compared to 58.6%. Industrial Technology gross margins decreased to 45.6% due to an erosion in part of our industrial valves and controls business that is being addressed by moving production to lower cost environments. Our Energy Systems and Controls segment reported margins of 52.8% in fiscal 2003 as compared to 59.8% in fiscal 2002. A decrease was expected this year from the full year inclusion of Zetec whose gross margins are lower than the segment average. Additionally there were lower margins from the significantly lower levels of Gazprom sales in this segment in the current period. Our Scientific and Industrial Imaging segment gross margins were 53.6% in fiscal 2003 as compared to 52.3% in fiscal 2002 as we experienced a rebound in motion imaging equipment sales and a higher percentage of the segment sales in higher margin product.

Selling, general and administrative (SG&A) expenses increased to 36.2% of net sales for the twelve months ended December 31, 2003 from 35.2% of net sales for the twelve months ended October 31, 2002, primarily from $5.9 million of restructuring expenses (0.9% of net sales) incurred in the current fiscal year to reduce excess manufacturing capacity, move certain operations to lower-cost locations and reduce fixed costs.

Interest expense decreased $2.1 million, or 11.5%, for the twelve months ended December 31, 2003 compared to the twelve months ended October 31, 2002, as a result of lower debt levels in the current period. The company used its cash flows generated from operating activities to reduce debt levels prior to the NTGH transaction.

Income taxes were 27.5% of pretax earnings in fiscal 2003 compared to 31% in fiscal 2002. The primary factors for the decrease were the marginal rate impact in the fourth quarter of fiscal 2003 of certain expenses related to the NTGH acquisition and related financing transactions and the demonstrated ability to avoid repatriation of certain foreign sourced earnings.

At December 31, 2003, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at both October 31, 2002 and December 31, 2002. This strengthening resulted in an increase in the foreign exchange component of comprehensive earnings of $6.8 million in the two month period ending December 31, 2002 and of $36.3 million in the twelve month period ending December 31, 2003. Approximately $33.6 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. Fiscal 2003 operating results also benefited from the stronger non-U.S. currencies. The net benefits were approximately 2% of operating earnings. Foreign exchange differences related to our other non-U.S. subsidiaries were immaterial to fiscal 2003 financial performance.

The following table summarizes our net sales order information for the years ended December 31, 2003 and October 31, 2002 (dollar amounts in thousands).

	2003	2002	change
Instrumentation	$178,255	$168,350	5.9%
Industrial Technology	168,798	161,632	4.4
Energy Systems and Controls	143,933	123,038	17.0
Scientific and Industrial Imaging	154,538	153,349	0.8

Total	$645,524	$606,369	6.5%

Instrumentation segment net orders improved due to the full year bookings of AI Qualitek, continued strength for oil and gas desulfurization applications and higher orders for our materials analysis equipment. Industrial Technology segment net orders strengthened over most markets after a soft fiscal 2002. Energy Systems and Controls net orders rose on the strength of a full year of Zetec orders and strength in non-Gazprom oil and gas sectors, offset by significantly lower Gazprom orders. Scientific and Industrial Imaging net orders benefited from the full year of QImaging orders offset by the timing of orders for electron microscopy products (sales increased in the period) and weaker research market demand for high-end digital cameras.

The following table summarizes sales order backlog information at December 31, 2003 and October 31, 2002 (dollar amounts in thousands).

	2003	2002	change
Instrumentation	$17,068	$17,751	-3.8%
Industrial Technology	58,024	24,122	140.5
Energy Systems and Controls	30,989	23,985	29.2
Scientific and Industrial Imaging	42,482	40,732	4.3

Total	$148,563	$106,590	39.4%

The increase in backlog was primarily due to the inclusion of the NTGH entities at December 31, 2003. The decline in the Instrumentation segment backlog is the result of continued softness in our telecommunications business.

Two Months Ended December 31, 2002 Compared to Two Months Ended December 31, 2001

Net sales for the two month period ended December 31, 2002 were $83.9 million as compared to $86.9 million in the two month period ended December 31, 2001. This decrease was primarily attributable to lower sales to Gazprom and the absence of motion imaging sales in the Scientific and Industrial Imaging segment, partially offset by the contributions from our fiscal 2002 acquisitions.

In our Instrumentation segment, net sales decreased by 7.2% as compared to the prior-year period primarily as a result of surplus used equipment flooding the weak telecommunications capital equipment markets for our Logitech unit and lower capital spending in the semi-conductor market. Elsewhere softness in oil & gas refinery capital spending offset the benefits of the AI Qualitek acquisition. Gross margins moved from 61.7% in the prior year period to 57.7% in the current period largely from the adverse leverage at our Logitech unit and semi-conductor businesses. SG&A expenses as a percentage of sales were 2.4% higher at 41.8% due to lower sales volume explained above and higher medical insurance expenditures. Overall the segment reported operating profit margins of 15.9% as compared to 22.3% in the prior-year period.

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

Our Scientific & Industrial Imaging segment net sales decreased by 12.0% due primarily to the absence of motion imaging product sales which was partially offset by net sales contributed by the contributions from the QImaging and Definitive Imaging acquisitions. Gross margins decreased from 51.3% in 2002 to 50.6% due to the increased manufacturing costs in the period for TEM imaging equipment. SG&A expenses as a percentage of sales increased to 45.0% in the period from 35.6% in the prior-year period as a result of additional costs associated with the development of the new motion imaging products and additional costs associated with foreign sales subsidiaries. Overall, the segment reported operating profits margins of 5.6% as compared to 15.7% with the bulk of the decline attributable to the repositioning of our motion imaging business.

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

Income taxes were 30.0% of pretax earnings in the current year period as compared to 35.0% in the equivalent prior-year period principally driven by improved expectations for our utilization of all available foreign income tax credits.

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

Net orders, booked for continuing operations, were $95.3 million for the period, 8% higher than the same period of 2001 net order intake of $88.0 million. This increase was due to the additional net orders booked of $10.6 million from our fiscal 2002 acquisitions, which was somewhat offset by delays in blanket order releases and other industrial market softness for our Industrial Technology segment. Overall, our order backlog at December 31, 2002 increased by $6.6 million as compared to December 31, 2001. This increase was due to new acquisitions having $6.9 million in backlog at December 31, 2002, partially offset by softness in the Industrial Technology segment.

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

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Net sales for fiscal 2002 were $617.5 million as compared to sales of $563.0 million in fiscal 2001, an increase of 9.7%. $87.8 million of the sales increase was attributable to acquisitions during fiscal 2002 (Zetec, QImaging, Duncan Technologies, Definitive Imaging and AI Qualitek) and the full-year impact of acquisitions made during fiscal 2001 (Struers, Logitech, Media Cybernetics and Dynamco). Excluding this impact net sales declined by 2.7%, to $529.7 million primarily attributable to declines in the semiconductor market and the downturn in oil and gas exploration and certain industrial markets. The impact of these difficult market conditions was somewhat mitigated by a 15% increase in sales to Gazprom and an 8% increase in sales in our fluid properties testing businesses as their products help customers respond to stricter environmental controls regarding sulfur content in petroleum products.

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

Our Scientific and Industrial Imaging segment reported a decrease in net sales in fiscal 2002 as compared to fiscal 2001 of $8.6 million or 5.4%. The decrease resulted principally from lower motion product sales due to the pending release of a new generation of products that began shipping during the first quarter of fiscal 2003. Fiscal 2002 acquisitions (QImaging, Definitive Imaging and Duncan Technologies) and the full-year increase of a fiscal 2001 acquisition (Media Cybernetics) mitigated the decline by $8.8 million. Excluding the impact of these acquisitions net sales declined by 11.1% (to $139.2 million).

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

At October 31, 2002, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at October 31, 2001. This strengthening resulted in a gain of $13.7 million in the foreign exchange component of comprehensive earnings for fiscal 2002. Approximately $11 million of this adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Fiscal 2002’s operating results also benefited slightly from the stronger non-U.S. currencies. The benefits were less than 2% of operating earnings. Foreign exchange differences related to our other non-U.S. subsidiaries were immaterial to fiscal 2002’s financial information.

The following table summarizes our net sales order information for the years ended October 31 (dollar amounts in thousands).

	2002	2001	change
Instrumentation	$168,350	$118,481	42%
Industrial Technology	161,632	171,550	-6
Energy Systems and Controls	123,038	119,137	3
Scientific and Industrial Imaging	153,349	157,096	-2

Total	$606,369	$566,264	7%

Instrumentation segment net orders improved due largely to 2001 and 2002 acquisitions and higher orders for oil and gas desulfurization applications, offset somewhat by lower orders for semiconductor capital equipment markets. Industrial Technology segment net orders declined on weak industrial and oil and gas exploration markets. Energy Systems and Controls net orders rose because of higher demand for the Company’s turbomachinery control systems, as well as the 2002 acquisition of Zetec, with the year-to-year comparison adversely affected by a $20 million supplemental order from Gazprom in 2001. Scientific and Industrial Imaging net orders fell as the benefit from 2002 and 2001 acquisitions was more than offset by weak semiconductor markets and lower motion imaging product activity.

The following table summarizes sales order backlog information at October 31 (dollar amounts in thousands).

	2002	2001	change
Instrumentation	$17,751	$25,155	29%
Industrial Technology	24,122	26,608	-9
Energy Systems and Controls	23,985	21,928	9
Scientific and Industrial Imaging	40,732	38,100	7

Total	$106,590	$111,791	-5%

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $71.3 million for the twelve months ended December 31, 2003, $86.8 million for the twelve months ended October 31, 2002 and $102.4 million for the twelve months ended October 31, 2001. Excluding the one time write-off of debt extinguishment costs related to the recapitalization of the Company of $24.4 million, net cash provided by operating activities in fiscal 2003 was $95.7 million, an increase of $8.9 million over fiscal 2002. This increase reflected stronger earnings from operations and reduced inventories. Most of the decrease in fiscal 2002 compared to fiscal 2001 was attributed to the one-time supplemental order for Gazprom, partially offset by improved cash generation from assets. We expect our net cash provided by operating activities for fiscal 2004 to be higher than the levels experienced in the prior three fiscal years due to the NTGH acquisition completed on December 29, 2003. Cash flows used in investing activities during each of fiscal 2003, 2002, and 2001 were primarily business acquisition costs. Cash flows from financing activities during each of these years were largely the borrowing activities associated with the business acquisitions and the debt reductions from our other net positive cash flows. Financing activities in fiscal 2003 also included replacing our existing $275 million credit agreement and $125 million senior notes with our current $625 million credit agreement and $230 million senior subordinated convertible notes.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $170.4 million at December 31, 2003 compared to $126.7 million at October 31, 2002. We acquired approximately $70.2 million of net current assets through business acquisitions during fiscal 2003. Total debt was $651.1 million at December 31, 2003 (49.8% of total capital) compared to $332.1 million at October 31, 2002 (47% of total capital). Our increased debt at December 31, 2003 compared to October 31, 2002 was due to borrowings incurred at the end of the current fiscal year to fund the NTGH acquisition and replace the previous credit agreement and senior notes.

Our principal $625 million credit facility with a group of banks and our $230 million senior subordinated convertible notes will provide most of our daily external financing requirements. The credit facility consists of a $400 million term loan with a five year maturity and a $225 million revolving loan with a three year maturity. Our senior subordinated convertible notes are due in 2034. At December 31, 2003, our debt consisted of the $230 million in senior subordinated convertible notes, a $400 million term loan and $20 million drawn against the revolver. The Company also had $14.5 million of outstanding letters of credit at December 31, 2003. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. Additionally, on January 6, 2004 we received approximately $30 million from the exercise of the underwriters’ overallotment in connection with our public offering of common shares. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2003.

Capital expenditures of $10.4 million, $7.7 million and $7.4 million were incurred during fiscal 2003, 2002 and 2001, respectively. We expect capital expenditures in fiscal 2004 to be slightly higher as a percentage of sales due to the current higher capital expenditure requirements of the newly acquired Neptune Technology business.

In November 2003, Roper’s Board of Directors increased the quarterly cash dividend paid on our outstanding common stock to $0.09625 per share from $0.0875 per share, an increase of 10%. This represents the eleventh consecutive year in which the quarterly dividend has been increased since Roper’s 1992 initial public offering. Our board of directors has declared a dividend payable on January 31, 2004. Payment of any additional dividends requires further action by the board of directors.

Description of Certain Indebtedness

New Senior Secured Credit Facility

Concurrently with the closing of the NTGH acquisition and the common stock and debt offerings in December 2003, we entered into a new $625 million senior secured credit facility. The new credit facility consists of a five-year $400 million term loan and a three-year $225 million revolving loan.

Our new credit facility requires us to prepay our term loan and, in certain cases, reduce our commitments under our revolving loan, upon the receipt of certain proceeds, including from certain asset sales, the incurrence of certain debt, and up to 75% of our excess cash flows, unless we meet a consolidated senior leverage ratio test. We are also required to make quarterly principal payments on the term loans.

The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and consolidated senior leverage ratio and to maintain a consolidated interest coverage ratio.

Senior Subordinated Convertible Notes

In December 2003, we also issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%.

The notes are unsecured senior subordinated obligations, rank junior to our existing and future senior indebtedness and rank equally with our existing and future senior subordinated indebtedness.

Each $1,000 principal amount of the notes will be convertible at the option of the holder into 6.211 shares of our common stock (subject to adjustment), if (i) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (ii) if the notes are called for redemption or (iii) if specified corporate transactions have occurred. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

Holders may require us to purchase all or a portion of their notes on January 15, 2009, January 15, 2014, January 15, 2019, January 15, 2024, and January 15, 2029, at stated prices plus accrued cash interest, if any, including contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock.

We may redeem for cash all or a portion of the notes for cash at any time on or after January 15, 2009 at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, including contingent cash interest, if any, on such notes to the applicable redemption date.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following table quantifies our contractual cash obligations and commercial commitments at December 31, 2003 (dollars in thousands).

Contractual Cash Obligations		Payments Due in Fiscal
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$651,109	$21,109	$20,000	$60,000	$40,000	$280,000	$230,000
Operating Leases	62,300	11,800	9,700	7,100	5,300	4,500	23,900

Total	$713,409	$32,909	$29,700	$67,100	$45,300	$284,500	$253,900

Other Commercial Commitments		Amounts Expiring in Fiscal
	Total Amount Committed	2004	2005	2006	2007	2008	Thereafter
Standby letters of credit
and bank guarantees	$14,546	$5,316	$9,200	$30	-	-	-

At December 31, 2003 and October 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a high rate. However, the rate at which we can reduce our debt during fiscal 2004 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

Recently Issued Accounting Standards

The Company adopted Statement of Accounting Financial Standard, SFAS No. 143 - “Accounting for Asset Retirement Obligations” as of November 1, 2002. There was no material impact to the company related to this new statement.

The Company adopted FASB Interpretation No. 45 - “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after December 31, 2002 requiring the measurement provisions of this Interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46(“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to all VIEs created after January 31, 2003 and is effective as of December 31, 2003 for any VIEs deemed to be special purpose entities (“SPEs”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company is not required to adopt FIN 46 since it has no SPEs. The Company will implement the provisions of FIN 46-R in the first quarter of fiscal year 2004, and is evaluating the effect this Interpretation will have on the Company’s financial statements.

The FASB issued SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123; however, as permitted by SFAS 123, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 had no impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applied immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no impact on the consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The new SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, of which certain disclosures are not required until 2004. The Company has adopted the disclosure requirements that were effective for 2003.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106-1 allows companies that sponsor affected postretirement benefit plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106. The Company has elected to defer accounting for the effects of the Act until 2004.

In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF Issue No. 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The Company has adopted EITF Issue No. 00-21 prospectively for contracts beginning after June 30, 2003.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” which clarifies existing SEC guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF Issue No. 00-21. The adoption of SAB 104 did not have a material effect on the Company’s financial position, operations, or cash flows.

Information About Forward Looking Statements

This Annual Report includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions, including with respect to the NTGH acquisition.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

  our ability to integrate the NTGH acquisition businesses into our operations;
  any unforeseen liabilities associated with the NTGH businesses or future acquisitions;
  limitations on our business imposed by our indebtedness;
  reductions in our business with Gazprom;
  the success of our restructuring activities in reducing costs;
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
  the cyclical nature of our markets;
  changes in the supply of, or price for, parts and components;
  environmental compliance costs and liabilities;
  risks and costs associated with asbestos-related litigation;
  potential write-offs of our substantial intangible assets;
  our ability to successfully develop new products;
  failure to protect our technology;
  trade tariffs that may be applied due to the U.S. government’s delay in complying with certain WTO directives;
  terrorist attacks;
  future health crises; and
  the factors discussed in Exhibit 99.1 to this Annual Report under the heading “Risk Factors.”

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings, and we are exposed to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2003 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes) and relatively variable rate borrowings under the $625 million credit facility. Our $400 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $225 million revolver have a fixed rate, but the terms of these individual borrowings are generally only 1-3 months. Subsequent to year end, we fixed the interest rate at 4.108% on $100 million of the term note for a period of two years. At December 31, 2003, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At December 31, 2003, Roper’s outstanding variable-rate borrowings under the $625 million credit facility were $420 million. An increase in interest rates of 1% would increase our annualized interest costs by $3.2 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 27% of our total sales and 77% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during fiscal 2003 and was relatively stable compared to other currencies. The difference between fiscal 2003’s operating results for these companies translated into U.S. dollars at average currency exchange rates experienced during fiscal 2003 and these operating results translated into U.S. dollars at average currency exchange rates experienced during fiscal 2002 was not material. If these currency exchange rates had been 10% different throughout fiscal 2003 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $1.4 million.

The changes in these currency exchange rates relative to the U.S. dollar during fiscal 2003 compared to currency exchange rates at October 31, 2002 resulted in an increase in net assets of $43.0 million that was reported as a component of comprehensive earnings, $33.6 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

The financial statements and supplementary data required by this item begin at page F-1.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Page
Consolidated Financial Statements:

Report of Independent Auditors (PricewaterhouseCoopers LLP)	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3

Consolidated Statements of Earnings for the 12 months ended December 31, 2003, 2 months ended
December 31, 2002, and the 12 months ended October 31, 2002, and 2001	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the
12 months ended December 31, 2003, 2 months ended December 31, 2002, and the 12 months
ended October 31, 2002, and 2001	F-5

Consolidated Statements of Cash Flows for the 12 months ended December 31, 2003, 2 months ended
December 31, 2002, and the 12 months ended October 31, 2002, and 2001	F-6

Notes to Consolidated Financial Statements	F-7

Supplementary Data:

Schedule II - Consolidated Valuation and Qualifying Accounts for the 12 months ended December 31,
2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002, and 2001	S-2

REPORT OF INDEPENDENT AUDITORS

To the Shareholders
of Roper Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the twelve month periods ended December 31, 2003, October 31, 2002 and October 31, 2001 and the two month period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Roper Industries, Inc. changed the manner in which it accounts for goodwill and other intangible assets as of November 1, 2001.

PricewaterhouseCoopers LLP
Atlanta, Georgia

March 11, 2004

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

(in thousands, except per share data)

	2003	2002
Assets
Cash and cash equivalents	$70,234	$15,270
Accounts receivable, net	150,856	117,984
Inventories	107,082	92,681
Deferred taxes	33,314	12,066
Other current assets	19,706	4,451
Assets held for sale	-	5,113

Total current assets	381,192	247,565

Property, plant and equipment, net	78,461	50,410
Goodwill	711,158	464,664
Other intangible assets, net	298,669	37,253
Deferred taxes	6,034	6,252
Other assets	39,481	18,822

Total assets	$1,514,995	$824,966

Liabilities and Stockholders’ Equity

Accounts payable	$45,412	$28,380
Accrued liabilities	93,523	60,924
Liabilities related to assets held for sale	-	2,477
Income taxes payable	-	7,563
Deferred taxes	1,639	1,083
Current portion of long-term debt	20,923	20,917

Total current liabilities	161,497	121,344

Long-term debt	630,186	308,684
Deferred taxes	50,187	2,078
Other liabilities	17,344	11,879

Total liabilities	859,214	443,985

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized;
none outstanding	-	-
Common stock, $0.01 par value per share; 80,000 shares authorized;
37,226 shares issued and 36,042 outstanding at December 31, 2003
and 32,600 shares issued and 31,370 outstanding at December 31, 2002	372	326
Additional paid-in capital	293,402	89,264
Retained earnings	336,520	303,101
Accumulated other comprehensive earnings	48,989	12,692
Treasury stock 1,184 shares at December 31, 2003 and 1,230 shares at
December 31, 2002	(23,502)	(24,402)

Total stockholders’ equity	655,781	380,981

Total liabilities and stockholders’ equity	$1,514,995	$824,966

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
12 months ended December 31, 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002, and 2001
 (Dollar and share amounts in thousands, except per share data)

	12 months ended December 31, 2003	2 months ended December 31, 2002	12 months ended October 31, 2002	12 months ended October 31, 2001
Net sales	$657,356	$83,885	$617,462	$562,955
Cost of sales	311,218	42,320	283,707	258,205

Gross profit	346,138	41,565	333,755	304,750
Selling, general and administrative expenses	238,038	36,997	218,210	203,884

Income from operations	108,100	4,568	115,545	100,866
Interest expense	16,384	2,978	18,506	15,917
Euro debt currency exchange loss	-	-	4,093	-
Loss on extinguishment of debt	25,054	-	-	-
Other income (expense)	(372)	179	3,381	3,916

Earnings from continuing operations before income
taxes and change in accounting principle	66,290	1,769	96,327	88,865
Income taxes	18,229	529	29,889	31,450

Earnings from continuing operations before change
in accounting principle	48,061	1,240	66,438	57,415
Loss from discontinued operations, net of taxes	2,822	387	415	1,576
Goodwill impairment, net of taxes of $11,130	-	-	(25,970)	-

Net earnings	$45,239	$853	$40,053	$55,839

Earnings per share:
Basic:
Earnings from continuing operations before
change in accounting principle	$1.52	$0.04	$2.13	$1.87
Loss from discontinued operations	(.09)	(.01)	(.01)	(.05)
Goodwill adjustment effective November 1, 2001	-	-	(0.84)	-

Net earnings	$1.43	$0.03	$1.28	$1.82

Diluted:
Earnings from continuing operations before
change in accounting principle	$1.50	$0.04	$2.09	$1.82
Loss from discontinued operations	(.09)	(.01)	(.01)	(.05)
Goodwill adjustment effective November 1, 2001	-	-	(0.82)	-

Net earnings	$1.41	$0.03	$1.26	$1.77

Weighted average common shares outstanding:
Basic	31,575	31,356	31,210	30,758
Diluted	31,992	31,854	31,815	31,493

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
12 months ended December 31, 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002, and 2001
 (in thousands, except per share data)

	Common Stock		Additional paid-in	Unearned compensation on restricted	Retained	Accumulated other comprehensive	Treasury	Total stockholders	Compre- hensive
	Shares	Amount	capital	stock grants	earnings	earnings	stock	equity	earnings
Balances at October 31, 2000	30,599	$319	$75,117	$-	$228,652	$(8,913)	$(24,984)	$270,191	$42,537

Net earnings	-	-	-	-	55,839	-	-	55,839	$55,839
Stock option transactions	272	2	5,293	-	-	-	-	5,295	-
Treasury stock sold	8	-	100	-	-	-	157	257	-
Currency translation adjustments	-	-	-	-	-	1,156	-	1,156	1,156
Dividends declared ($0.30 per share)	-	-	-	-	(9,232)	-	-	(9,232)	-

Balances at October 31, 2001	30,879	321	80,510	-	275,259	(7,757)	(24,827)	323,506	$56,995

Net earnings	-	-	-	-	40,053	-	-	40,053	$40,053
Stock option transactions	462	5	8,096	-	-	-	-	8,101	-
Incentive bonus plan transactions	11	-	325	-	-	-	210	535	-
Treasury stock sold	11	-	222	-	-	-	215	437	-
Currency translation adjustments	-	-	-	-	-	13,697	-	13,697	13,697
Dividends declared ($0.33 per share)	-	-	-	-	(10,317)	-	-	(10,317)	-

Balances at October 31, 2002	31,363	326	89,153	-	304,995	5,940	(24,402)	376,012	$53,750

Net earnings	-	-	-	-	853	-	-	853	$853
Stock option transactions	7	-	111	-	-	-	-	111	-
Treasury stock sold	-	-	-	-	-	-	-	-	-
Currency translation adjustments	-	-	-	-	-	6,752	-	6,752	6,752
Dividends declared ($0.0875 per share)	-	-	-	-	(2,747)	-	-	(2,747)	-

Balances at December 31, 2002	31,370	326	89,264	-	303,101	12,692	(24,402)	380,981	$7,605

Net earnings	-	-	-	-	45,239	-	-	45,239	$45,239
Stock option transactions	427	4	8,733	-	-	-	-	8,737	-
Treasury stock sold	11	-	147	-	-	-	226	373	-
Currency translation adjustments	-	-	-	-	-	36,297	-	36,297	36,297
Restricted Stock Grants	-	-	475	(59)	-	-	-	416
Stock issued in DAP Canada purchase	34	958	-	-	-	674	1,632	-
Secondary stock offering	4,200	42	191,518	-	-	-	-	191,560	-
Stock option tax benefit	-	2,366	-	-	-	-	2,366	-
Dividends declared ($0.35875 per share)	-	-	-	-	(11,820)	-	-	(11,820)	-

Balances at December 31, 2003	36,042	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$655,781	$81,536

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
12 months ended December 31, 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002, and 2001
 (in thousands)

	12 months ended December 31,	2 months ended December 31,	12 months ended October 31,
	2003	2002	2002	2001
Cash flows from operating activities:
Net earnings	$45,239	$853	$40,053	$55,839
Adjustments to reconcile net earnings to net cash
flows from operating activities:
Depreciation and amortization of property, plant and
equipment	11,540	1,943	11,600	9,838
Amortization of intangible assets	4,838	677	3,731	16,871
Goodwill transitional impairment, net of tax	-	-	25,970	-
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	(16,193)	16,395	5,499	7,027
Inventories	5,300	(3,657)	10,557	4,466
Accounts payable and accrued liabilities	4,222	(14,722)	(4,407)	7,628
Income taxes payable	(1,873)	(311)	6,723	1,725
Note receivable - supplier financing	15,279	5,093	(11,710)	(8,451)
Other, net	2,941	1,110	(1,258)	7,496

Cash provided by operating activities	71,293	7,381	86,758	102,439

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(492,510)	-	(82,813)	(170,180)
Capital expenditures	(10,422)	(658)	(7,738)	(7,432)
Other, net	(4,664)	(396)	(1,871)	906

Cash used in investing activities	(507,596)	(1,054)	(92,422)	(176,706)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	940,825	-	76,621	146,125
Principal payments on notes payable and long-term debt	(641,988)	(4,185)	(74,363)	(62,815)
Cash dividends to stockholders	(11,738)	-	(10,317)	(9,232)
Issuance of common stock	191,560	-	-	-
Treasury stock sales	230	-	972	257
Proceeds from stock option exercises, net	9,130	114	7,867	4,531

Cash provided by/(used in) financing activities	488,019	(4,071)	780	78,866

Effect of exchange rate changes on cash	3,248	592	887	239

Net increase (decrease) in cash and cash equivalents	54,964	2,848	(3,997)	4,838
Cash and cash equivalents, beginning of year	15,270	12,422	16,419	11,581

Cash and cash equivalents, end of year	$70,234	$15,270	$12,422	$16,419

Supplemental disclosures:
Cash paid for:
Interest	$17,827	$5,967	$18,695	$16,102

Income taxes, net of refunds received	$24,186	$644	$22,940	$28,875

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$575,394	$-	$92,660	$184,158
Liabilities assumed	(82,884)	$-	(9,847)	(13,978)

Cash paid, net of cash acquired	$492,510	$-	$82,813	$170,180

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
12 months ended December 31, 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002, and 2001

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

Nature of the Business - Roper is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. These products and services are marketed to selected segments of a broad range of markets including water and wastewater, oil and gas, research, power generation, medical, semiconductor, refrigeration, automotive and general industry.

Discontinued Operations - During the first quarter of the fiscal year ended October 31, 2003, the Company decided to offer for sale the Petrotech operation. The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. See footnote 16 for additional disclosure.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts of $4,498,000 and $3,829,000 at December 31, 2003 and 2002, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. At December 31, 2003 and 2002, Roper had no cash equivalents.

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

As of and for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001, there were 634,000, 672,000, 345,000 and 107,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Roper’s long-term debt at December 31, 2003 included $230 million of fixed-rate term notes which were not materially different than prevailing market rates. Most of Roper’s other borrowings at December 31, 2003 were at various interest rates that adjust relatively frequently under its $625 million credit facility. The fair value for each of these borrowings at December 31, 2003 was estimated to be the face value of these borrowings.

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

Impairment of Long-Lived Assets - The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax structures that vary from country to country, and the United States’ treatment of non-U.S. earnings. Roper has provided for U.S. income taxes for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $18 million at December 31, 2003, because Roper intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, incremental U.S. taxes of approximately $6 million would accrue after utilization of U.S. tax credits.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles - Prior to Roper’s adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over periods that ranged from 5 to 40 years. Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. The transitional impairment that resulted from Roper’s adoption of this standard on November 1, 2002 has been reported as a change in accounting principle - see Note 5. No impairment resulted from the annual review performed in 2003. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined using either the first-in, first-out method or the last-in, first-out method (“LIFO”). Inventories valued at LIFO cost comprised 9% and 11% of consolidated inventories at December 31, 2003 and 2002, respectively.

Any LIFO decrements recorded during any of the periods ended December 31, 2003 were immaterial to Roper’s Consolidated Financial Statements for that period.

Other Comprehensive Earnings - Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings for Roper during the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

Property, Plant and Equipment and Depreciation and Amortization - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Machinery	8-12 years
Other equipment	3-5 years

Capitalized Software - Effective January 1, 1999, the Company adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Recently Released Accounting Pronouncements - The Company adopted SFAS No. 143 - “Accounting for Asset Retirement Obligations” as of November 1, 2002. There was no material impact to the company related to this new statement.

The Company adopted FASB Interpretation No. 45 - “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as of January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has no new guarantees after December 31, 2002 requiring the measurement provisions of this Interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to all VIEs created after January 31, 2003 and is effective as of December 31, 2003 for any VIEs deemed to be special purpose entities (“SPEs”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company is not required to adopt FIN 46 since it has no SPEs. The Company will implement the provisions of FIN 46-R in the first quarter of fiscal year 2004, and is evaluating the effect this Interpretation will have on the Company’s financial statements.

The FASB issued SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123; however, as permitted by SFAS 123, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 had no impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no impact on the consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The new SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, of which certain disclosures are not required until 2004. The Company has adopted the disclosure requirements that were effective for 2003.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106-1 allows companies that sponsor affected postretirement benefit plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106. The Company has elected to defer accounting for the effects of the Act until 2004.

In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF Issue No. 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The Company has adopted EITF Issue No. 00-21 prospectively for contracts beginning after June 30, 2003.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” which clarifies existing SEC guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF Issue No. 00-21. The adoption of SAB 104 did not have a material effect on the Company’s financial position, operations, or cash flows.

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $32.6 million, $29.6 million and $26.0 million for the 12 month periods ended December 31, 2003, October 31, 2002 and 2001, respectively. Research and development costs for the two months ended December 31, 2002 were $5.7million.

Revenue Recognition - The Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $31.4 million, $2.4 million and $2.3 million for the 12 month periods ended December 31, 2003, October 31, 2002 and 2001, respectively using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Product Warranties - The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure to warranty claims based upon current and historical product sales date, warranty costs incurred and any other related information known to the Company.

Stock Options - Roper accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion 25 - “Accounting for Stock Issued to Employees.” Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 - “Accounting for Stock-Based Compensation,” provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

(2)           Business Acquisitions

On December 29, 2003, the company acquired all the outstanding shares of Neptune Technology Group Holdings, Inc. (“NTGH”), a leader in the water management market. In connection with our acquisition of NTGH, we also purchased the remaining one-third interest in DAP Technologies, a Canadian company that manufactures fully-rugged handheld computers, that NTGH did not own. NTGH’s principal facilities are located in Tallassee, Alabama, Mississauga, Ontario and Quebec City, Quebec. The operations of NTGH will be reported in both the Industrial Technology and Scientific and Industrial Imaging segments in fiscal 2004. There were no sales related to NTGH in our results for fiscal 2003.

The aggregate purchase price of the NTGH acquisition was approximately $482 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition. We also paid approximately $9.1 million for the remaining one-third interest in DAP Technologies consisting of cash consideration of $7.5 million and 34,000 shares of our common stock.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at December 31, 2003. Purchase price adjustments following the closing are also customary. The adjustments that were pending at December 31, 2003 were not significant.

December 29, 2003
Current assets	$110,568
Other assets	30,245
Intangible assets	261,090
Goodwill	216,105

Total assets acquired	618,008
Current liabilities	(40,343)
Other liabilities	(42,541)

Net assets acquired	$535,124

Of the $261.1 million of acquired intangible assets, $35.9 million was assigned to trade names that are not subject to amortization. The remaining $225.2 million of acquired intangible assets have a weighted-average useful life of approximately 22 years. The intangible assets that make up that amount include customer relationships of $206.2 million (23 year weighted-average useful life), technology of $10.0 million (10-year weighted-average useful life), and software of $9.0 million (8-year weighted-average useful life).

The majority of the $216.1 million of goodwill is not expected to be deductible for tax purposes.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of NTGH had occurred at the beginning of each period presented. (Amounts in thousands except per share data).

	12 months ended December 31, 2003	12 months ended October 31, 2002
Sales	$855,834	$807,006
Net income	$74,737	$84,901
Net income per share-basic	$2.05	$2.35
Net income per share-diluted	$2.03	$2.31

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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

Of the $7.1 million of acquired intangible assets, $2.1 million was assigned to trade names that are not subject to amortization. The remaining $5.0 million of acquired intangible assets have a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include trade secrets of $3.0 million (6 year weighted-average useful life), technology of $1.8 million (5-year weighted-average useful life), and patents of $0.2 million (15-year weighted-average usefullife).

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

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

September 5, 2001
Current assets	$30,482
Other assets	6,127
Intangible assets	20,680
Goodwill	106,964

Total assets acquired	164,253

Current liabilities	(12,401)
Long-term liabilities	(1,002)

Total liabilities	(13,403)

Net assets acquired	$150,850

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

(3)            Inventories

The components of inventories at December 31 were as follows (in thousands):

	December 31, 2003	December 31, 2002
Raw materials and supplies	$48,407	$43,306
Work in process	17,158	13,300
Finished products	42,841	37,228
LIFO reserve	(1,324)	(1,153)

	$107,082	$92,681

(4)            Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	December 31, 2003	December 31, 2002
Land	$3,051	$2,392
Buildings	33,224	25,887
Machinery, tooling and other equipment	117,774	88,857

	154,049	117,136
Accumulated depreciation and amortization	(75,588)	(66,726)

	$78,461	$50,410

Depreciation expense was $11,540, $1,943, $11,600 and $9,838 for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001, respectively.

(5)           Goodwill

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Total
	(in thousands)
Balances at October 31, 2002	$198,085	$76,703	$78,916	$105,529	$459,233
Goodwill acquired	-	-	-	-	-
Impairment	-	-	-	-	-
Currency translation adjustments	4,364	717	195	155	5,431
Reclassifications and other	-	-	-	-	-

Balances at December 31, 2002	202,449	77,420	79,111	105,684	464,664
Goodwill acquired	-	201,618	1,473	14,803	217,894
Impairment	-	-	-	-	-
Currency translation adjustments	21,272	3,736	917	2,370	28,295
Reclassifications and other	305	-	-	-	305

Balances at December 31, 2003	$224,026	$282,774	$81,501	$122,857	$711,158

Goodwill acquired during the year ended December 31, 2003 was primarily attributable to the acquisition of Neptune Technology Group Holdings, Inc. on December 29, 2003.

SFAS 142, which Roper adopted at the beginning of fiscal 2002, does not permit retroactive application of its method of accounting for goodwill and other intangible assets. However, SFAS 142 does provide for the following analysis comparing the current to the previous accounting practice.

	12 months ended December 31,	2 months ended December 31,	12 months ended October 31,
	2003	2002	2002	2001
Earnings before change in accounting principle, as reported	$45,239	$853	$66,023	$55,839
Add back: goodwill amortization, net of income taxes	-	-	-	11,696

Earnings before change in accounting principle, adjusted	$45,239	$853	$66,023	$67,535

Basic earnings per share:
Earnings before change in accounting principle, as reported	$1.43	$0.03	$2.12	$1.82
Add back: goodwill amortization, net of income taxes	-	-	-	0.38

Earnings before change in accounting principle, adjusted	$1.43	$0.03	$2.12	$2.20

Diluted earnings per share:
Earnings before change in accounting principle, as reported	$1.41	$0.03	$2.08	$1.77
Add back: goodwill amortization, net of income taxes	-	-	-	0.37

Earnings before change in accounting principle, adjusted	$1.41	$0.03	$2.08	$2.14

(6)           Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$224,786	$(4,350)	$220,436
Software	24,910	(2,386)	22,524
Patents and other protective rights	7,339	(4,342)	2,997
Trade secrets	3,010	(710)	2,300
Unpatented technology	1,942	(497)	1,445
Backlog	489	(442)	47
Assets not subject to amortization:
Trade names	48,921	-	48,921

Balances at December 31, 2003	$311,397	$(12,728)	$298,669

Amortization expense of other intangible assets was $4,228, $677, $3,455 and $1,754 during the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001, respectively. Estimated amortization expense for the five years subsequent to fiscal 2003 is $14,960, $14,921, $14,819, $13,921 and $13,079 for fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

(7)            Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2003	2002
Wages and other compensation	$35,712	$21,622
Commissions	8,400	6,597
Warranty	5,014	3,649
Accrued acquisition costs	6,704	-
Other	37,693	28,791

	$93,523	$60,659

8)             Income Taxes

Earnings before income taxes and change in accounting principle for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 consisted of the following components (in thousands):

	12 months ended December 31,	2 months ended December 31,	12 months ended October 31,
	2003	2002	2002	2001
United States	$35,570	$(162)	$68,043	$67,305
Other	30,720	1,931	28,284	21,560

	$66,290	$1,769	$96,327	$88,865

Components of income tax expense before any change in accounting principle for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 were as follows (in thousands):

	12 months ended December 31,	2 months ended December 31,	12 months ended October 31,
	2003	2002	2002	2001
Current:
Federal	$(3,248)	$(988)	$17,968	$22,603
State	1,053	175	982	1,171
Foreign	16,664	1,342	9,200	6,883
Deferred:
Federal	3,016	-	1,739	793
Foreign	744	-	-	-

	$18,229	$529	$29,889	$31,450

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 were as follows:

	12 months ended December 31,	2 months ended December 31,		12 months ended October 31,
	2003	2002		2002	2001
Federal statutory rate	35.00%	35.00%		35.00%	35.00%
Extraterritorial income exclusion	(5.86)	(10.5	2)	(5.10)	-
Exempt income of Foreign Sales Corporation	-	-		-	(4.30)
Goodwill amortization	-	-		1.90	2.60
R&D tax credits	(2.11)	-		(1.05)	(1.15)
State taxes, net of federal benefit	1.03	5.62		0.76	-
Other, net	(0.56)	(0.10)		(0.51)	3.25

	27.50%	30.00%		31.00%	35.40%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2003	2002
Deferred tax assets:
Reserves and accrued expenses	$8,408	$6,489
Inventories	9,187	6,544
Postretirement medical benefits	1,837	714
Net operating loss carryforwards	19,916	-
Amortizable intangible assets	-	4,571

Total deferred tax assets	$39,348	$18,318

Deferred tax liabilities:
Reserves and accrued expenses	$707	$73
Inventories	932	1,010
Amortizable intangible assets	47,677	71
Plant and equipment	2,164	1,545
Former IC-DISC recapture	346	462

Total deferred tax liabilities	$51,826	$3,161

On December 31, 2003, Roper had $56.9 million of U.S. federal net operating loss carryforwards, which will expire in future years, with the majority of the carryforwards expiring in 2023. A substantial amount of the loss carryforwards were acquired in an acquisition by the Company in 2003. Therefore, the utilization of these tax attributes is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code.

Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

(9)            Long-Term Debt

Total debt at December 31 consisted of the following (table amounts in thousands):

	2003	2002
$275 million credit facility	-	$188,843
7.58% Senior Secured Notes	-	40,000
7.68% Senior Secured Notes	-	85,000
Supplier financing agreement	-	14,989
$225 million credit facility	20,000	-
$400 million Term Notes	400,000	-
Senior Subordinated Convertible Notes	230,000	-
Other	1,109	769

Total debt	651,109	329,601
Less current portion	20,923	20,917

Long-term debt	$630,186	$308,684

Our principal $625 million credit facility with a group of banks and our $230 million senior subordinated convertible notes provide most of our daily external financing requirements. The credit facility consists of a $400 million term loan with a five year maturity and a $225 million revolving loan with a three year maturity. The interest rate on the borrowings under the $625 million credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. Our senior subordinated convertible notes are due in 2034. At December 31, 2003, our debt consisted of the $230 million in senior subordinated convertible notes, $400 million term loan and $20 million drawn against the revolver. The company also had $14.5 million of outstanding letters of credit at December 31, 2003. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

Concurrent with the credit facility transaction, we issued through a public offering $230 million of 3.75% subordinated convertible notes due 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. Holders may convert their notes into 6.211 shares of our common stock, subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

We used all of the net proceeds from the Convertible Notes offering to redeem our outstanding senior notes and to repay amounts outstanding under our existing credit agreement.

At December 31, 2002, and 2003, the Company was in compliance with its restrictive covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2004	$21,109
2005	20,000
2006	60,000
2007	40,000
2008	280,000
Thereafter	230,000

$651,109

(10)          Retirement and Other Benefit Plans

Roper maintains two defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these two plans were $5,156,000, $883,000, $4,549,000, and $4,126,000 for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001, respectively.

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

Pursuant to the fiscal 2002 Zetec acquisition, Roper agreed to assume a defined benefit pension plan covering certain U.S. employees. Roper has obtained the necessary regulatory approvals to terminate the plan and all plan assets will be distributed during fiscal 2004.

All U.S. employees are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the twelve month period ended December 31, 2003, and the twelve month periods ended October 31, 2002 and 2001, participants of the employee stock purchase plan purchased 11,000, 11,000 and 8,000 shares, respectively, of Roper’s common stock for total consideration of $378,000, $437,000 and $257,000, respectively. There were no purchases during the two month period ended December 31, 2002. All of these shares were purchased from Roper’s treasury shares.

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

Roper periodically enters into agreements with the management of newly-acquired companies for the issuance of Roper’s common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive during fiscal 1996 that matured during fiscal 2002. During fiscal 2002, 20,000 shares of common stock were issued under such agreements. At December 31, 2003, there were no such agreements outstanding.

Concurrent with the NTGH acquisition, the Company completed a public offering of 4,200,000 shares of common stock for gross proceeds of approximately $201.6 million. In connection with our acquisition of NTGH, we also purchased the remaining one-third interest in DAP Technologies that NTGH did not own. Part of the consideration for this one-third interest consisted of 34,000 shares of the Company’s treasury shares. In January 2004, an underwriters’ overallotment of 630,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $30.2 million before expenses.

(12)          Stock Options

Roper has two stock incentive plans (the “1991 Plan” and the “2000 Plan”) which authorize the issuance of shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, stock appreciation rights or equivalent instruments. Stock options under both plans must be granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to five years. Stock options expire ten years from the date of grant. Options may no longer be granted under the 1991 Plan. A total of 2,500,000 shares have been reserved in the 2000 Plan for issuance as incentive equity stock awards. The 2000 Plan has no expiration date for the granting of options and had the capacity to grant an additional 1,677,000 and 708,000 options or equivalent instruments at December 31, 2003 and 2002, respectively.

Roper also has a stock option plan for non-employee directors (the “Non-employee Director Plan”). The Non-employee Director Plan provides for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of Roper’s common stock and thereafter options to purchase an additional 4,000 shares each year under terms and conditions similar to the above-mentioned stock option plans, except that following their grant, all options become fully vested at the time of the Annual Meeting of Shareholders following the grant date and are exercisable ratably over five years following the date of grant. Stock options expire ten years from the date of grant. At December 31, 2003, and 2002, respectively, the Non-Employee Director Plan had the capacity to grant an additional 64,000 and 92,000 options.

A summary of stock option transactions under these plans and information about stock options outstanding at December 31, 2003 are shown below:

	Outstanding options		Exercisable options
	Number	Average exercise price	Number	Average exercise price
October 31, 2000	2,083,000	$20.69	1,199,000	$16.45
Granted	515,000	34.85
Exercised	(292,000)	18.34
Canceled	(75,000)	25.39

October 31, 2001	2,231,000	$24.11	1,171,000	$17.91
Granted	651,000	41.11
Exercised	(469,000)	17.12
Canceled	(118,000)	31.89

October 31, 2002	2,295,000	$29.94	1,034,000	$22.59
Granted	479,000	38.35
Exercised	(7,000)	20.80
Canceled	(14,000)	36.98

December 31, 2002	2,753,000	$31.40	1,296,000	$24.74
Granted	107,000	31.81
Exercised	(438,000)	21.80
Canceled	(107,000)	36.60

December 31, 2003	2,315,000	$33.00	1,284,000	$29.30

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$3.75 - 15.00	118,000	$11.77	0.9	118,000	$11.77
15.01 - 25.00	343,000	19.54	3.1	336,000	19.46
25.01 - 35.00	664,000	31.39	6.3	407,000	31.21
35.01 - 48.76	1,190,000	39.88	8.3	422,000	40.17

$3.75 - 48.76	2,315,000	$33.00	6.6	1,284,000	$29.30

For pro forma disclosure purposes, the following fair values and the primary assumptions used to determine these fair values were used. All stock options granted during the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 were at exercise prices equal to the market price of Roper’s common stock when granted.

	Year ended December 31, 2003	Nov-Dec 2002	Year ended October 31, 2002	Year ended October 31, 2001
Weighted average fair value per share ($)	12.06	15.46	16.77	16.86
Risk-free interest rate (%)	3.42-3.99	3.71	4.00-5.00	5.00-6.00
Average expected option life (years)	7.0	7.0	7.0	7.0
Expected volatility (%)	35-36	35	33-37	31-45
Expected dividend yield (%)	0.75	0.75	0.75	0.75

Had Roper recognized compensation expense during fiscal 2003, 2002, and 2001 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been approximately as presented below.

Net earnings, as reported (in thousands)	$45,239	$853	$40,053	$55,839
Net earnings, pro forma (in thousands)	$39,291	$(330)	$32,589	$50,859
Net earnings per share, as reported:
Basic	$1.43	$0.03	$1.28	$1.82
Diluted	1.41	0.03	1.26	1.77
Net earnings per share, pro forma:
Basic	$1.24	$(0.01)	$1.04	$1.65
Diluted	1.23	(0.01)	1.02	1.61

The disclosed pro forma effects on earnings do not include the effects of stock options granted prior to fiscal 1996 (affecting fiscal 2000) since the provisions of SFAS 123 are not applicable to stock options for this purpose. The pro forma effects of applying SFAS 123 to fiscal 2003, 2002 and 2001 may not be representative of the pro forma effects in future years. Based on the vesting schedule of Roper’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of Roper’s Board of Directors and cannot be assured.

(13)         Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. Based upon Roper’s past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper. Included in other noncurrent assets at December 31, 2003 are estimated insurable settlements receivable from insurance companies of approximately $2.6 million, which is consistent with the amount recorded at October 31, 2002.

Over recent years there has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named defendants in some such cases. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

Roper’s rent expense was approximately $11.6 million, $10.7 million and $9.3 million for fiscal 2003, 2002 and 2001, respectively. Roper’s future minimum lease commitments totaled $62.3 million at December 31, 2003. These commitments included $11.8 million in fiscal 2004, $9.7 million in fiscal 2005, $7.1 million in fiscal 2006, $5.3 million in fiscal 2007, $4.5 million in fiscal 2008 and $23.9 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2003 is presented below (in thousands):

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
December 31, 2003	$3,649	$1,591	$(1,970)	$1,745	$5,014

(14)          Segment and Geographic Area Information

During the quarter ended January 31, 2003, Roper realigned its operations into four market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The four new segments are: Instrumentation; Industrial Technology; Energy Systems and Controls; and Scientific and Industrial Imaging. Our Instrumentation segment offers equipment and consumables for materials analysis, fluid properties testing and industrial leak testing. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls. The Energy Systems and Controls segment’s products include control systems, machinery vibration and other non-destructive inspection and measurement products and solutions. Our Scientific and Industrial Imaging segment offers high performance digital imaging products and softwareand following the NTHG acquisition, handheld computers and software. Roper’s management structure and internal reporting are also aligned consistent with these four segments.

There were no material transactions between Roper’s business segments during any of the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 follows (in thousands):

2003	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total

Net sales	$181,329	$170,324	$138,968	$166,735	-	$657,356
Operating profit	31,757	36,147	26,459	27,954	(14,217)	108,100

Total assets:
Operating assets	76,759	138,688	58,617	77,590	32,671	384,325
Intangible assets, net	247,749	536,625	87,326	138,127	-	1,009,827
Other	11,697	6,396	(4,939)	13,054	94,635	120,843

Total						1,514,995

Capital expenditures	3,346	3,859	1,156	1,662	399	10,422
Goodwill amortization	-	-	-	-	-	-
Depreciation and other
amortization	5,208	3,807	3,335	3,905	123	16,378

Nov-Dec 2002	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total

Net sales	$28,390	$21,379	$12,353	$21,763	$-	$83,885
Operating profit	4,504	3,072	(2,623)	1,212	(1,597)	4,568

Total assets:
Operating assets	72,876	68,935	62,307	67,292	12,938	284,348
Intangible assets, net	223,987	78,412	85,808	113,710	-	501,917
Other	11,240	855	425	12,583	13,598	38,701

Total						824,966

Capital expenditures	83	251	132	153	39	658
Goodwill amortization	-	-	-	-	-	-
Depreciation and other
amortization	809	640	514	646	11	2,620

2002	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total
Net sales	$175,490	$164,160	$126,709	$151,103	$-	$617,462
Operating profit	32,801	37,447	33,029	25,795	(13,527)	115,545

Total assets:
Operating assets	74,046	69,857	75,199	68,763	-	287,865
Intangible assets, net	219,082	77,709	85,758	113,716	-	496,265
Other	10,256	(346)	(1,599)	12,823	23,709	44,843

Total						828,973

Capital expenditures	2,508	2,281	1,063	1,673	213	7,738
Goodwill amortization	-	-	-	-	-	-
Depreciation and other
amortization	5,353	4,013	1,846	3,736	383	15,331

2001	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Corporate	Total
Net sales	$125,354	$170,822	$107,043	$159,736	$-	$562,955
Operating profit	21,580	37,886	25,513	25,575	(9,688)	100,866

Total assets:
Operating assets	80,483	73,768	42,676	74,775	-	271,702
Intangible assets, net	196,211	80,354	38,004	131,072	-	445,641
Other	12,010	(515)	3,546	4,139	25,599	44,779

Total						762,122

Capital expenditures	1,695	2,192	1,652	1,782	111	7,432
Goodwill amortization	4,489	3,128	2,700	4,981	-	15,298
Depreciation and other
amortization	2,154	3,883	1,471	3,534	372	11,411

Summarized data for Roper’s U.S. and foreign operations (principally in Europe and Japan) for the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 were as follows (in thousands):

	United States	Non-U.S.	Corporate and eliminations	Total
December 31, 2003
Sales to unaffiliated customers	$399,373	$257,983	$-	$657,356
Sales between geographic areas	41,992	20,340	(62,332)	-

Net sales	$441,365	$278,323	$(62,332)	$657,356

Long-lived assets	$860,890	$237,070	$35,843	$1,133,803

Nov-Dec 2002
Sales to unaffiliated customers	$50,192	$33,693	$-	$83,885
Sales between geographic areas	4,704	3,855	(8,559)	-

Net sales	$54,896	$37,548	$(8,559)	$83,885

Long-lived assets	$388,693	$177,010	$11,698	$577,401

October 31, 2002
Sales to unaffiliated customers	$438,201	$179,261	$-	$617,462
Sales between geographic areas	35,629	17,534	(53,163)	-

Net sales	$473,830	$196,795	$(53,163)	$617,462

Long-lived assets	$380,655	$188,279	$11,212	$580,146

October 31, 2001
Sales to unaffiliated customers	$427,638	$135,317	$-	$562,955
Sales between geographic areas	41,752	9,394	(51,146)	-

Net sales	$469,390	$144,711	$(51,146)	$562,955

Long-lived assets	$360,705	$154,230	$7,335	$522,270

Export sales from the United States during the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 were $216 million, $19 million, $223 million and $238 million, respectively. In the year ended December 31, 2003, these exports were shipped primarily to Russia (14%), elsewhere in Europe (30%), Japan (11%), elsewhere in Asia excluding the Middle East (12%), Latin America (3%) and other (30%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Foreign countries that accounted for at least 5% of Roper’s net sales in any of the twelve month period ended December 31, 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002 and 2001 have been individually identified in the following table (in thousands). Other countries have been grouped by region.

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	Total
December 31, 2003

Russia	$2,962	$19	$30,478	$5	$33,464
Germany	18,739	13,624	3,297	16,152	51,812
Elsewhere in Europe	39,652	24,707	19,099	31,327	114,785
Japan	14,607	8	1,309	29,420	45,344
Elsewhere in Asia excluding
the Middle East	10,130	6,018	9,494	12,725	38,367
Latin America	4,022	1,791	1,070	239	7,122
Rest of the world	25,447	16,002	31,401	14,347	87,197

Total	$115,559	$62,169	$96,148	$104,214	$378,090

Nov-Dec 2002

Russia	$177	$-	$105	$-	$282
Germany	2,335	1,811	57	2,034	6,237
Elsewhere in Europe	6,521	2,909	1,906	4,098	15,435
Japan	2,270	91	105	4,272	6,738
Elsewhere in Asia excluding
the Middle East	1,426	727	1,999	1,380	5,532
Latin America	640	195	235	29	1,099
Rest of the world	3,888	2,250	2,503	1,290	9,932

Total	$17,256	$7,983	$6,911	$13,103	$45,253

2002

Russia	$2,572	$34	$59,996	$18	$62,620
Germany	14,971	10,597	2,574	11,327	39,469
Elsewhere in Europe	34,650	25,776	15,981	29,743	106,150
Japan	13,015	2,263	1,171	27,840	44,289
Elsewhere in Asia excluding
the Middle East	17,248	5,844	7,486	17,653	48,231
Latin America	13,132	3,110	5,791	1,287	23,320
Rest of the world	12,312	11,523	9,168	4,357	37,360

Total	$107,900	$59,147	$102,167	$92,225	$361,439

2001

Russia	$1,083	$15	$58,344	$306	$59,748
Germany	7,295	9,651	2,134	14,524	33,604
Elsewhere in Europe	16,661	27,894	12,196	34,185	90,936
Japan	5,535	1,699	892	29,127	37,253
Elsewhere in Asia excluding
the Middle East	12,597	4,386	4,155	15,119	36,257
Latin America	9,763	2,791	3,120	656	16,330
Rest of the world	8,663	7,767	5,478	3,944	25,852

Total	$61,597	$54,203	$86,319	$97,861	$299,980

(15)          Restructuring Activities

In conjunction with segment realignment described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Roper has commenced certain restructuring activities designed to reduce excess manufacturing capacity, move certain operations to lower-cost locations and transform activities to have lower fixed costs associated with those activities. Costs incurred to date have been as follows (amounts in thousands):

	3 month periods ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Included in cost of sales	$300	$100	$-	$-
Included in selling, general and
administrative expenses	608	3,149	1,028	723

Total	$908	$3,249	$1,028	$723

Roper expects these activities to continue through the first half of calendar 2004.

During the three months ended April 30, 2001, Roper recorded $509,000 of expenses, reported as part of selling, general and administrative expenses, related to activities to consolidate certain operating facilities. All significant restructuring activities were completed by October 31, 2001. In addition, $2,050,000 of restructuring activities were incurred in fiscal 2001 at our Petrotech unit which has been restated to discontinued operations.

(16)          Discontinued Operations

In connection with the realignment of our businesses during the first quarter of fiscal 2003, the Company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations for all periods presented are outlined as follows (amounts in thousands):

	Year ended December 31,	2 months ended December 31,	Year ended October 31,
	2003	2002	2002	2001
Net sales	$4,304	$347	$9,568	$23,551

Loss before income taxes	$(3,368)	(598)	$(641)	$(2,426)
Income tax benefit/(expense)	546	211	226	850

Loss on discontinued operations	$(2,822)	$(387)	$(415)	$(1,576)

In addition, related assets and liabilities of Petrotech are recorded in the captions “Assets held for sale” and “Liabilities related to assets held for sale”, respectively, in the Condensed Consolidated Balance Sheets at December 31, 2003 and 2002. The assets held for sale at December 31 are outlined as follows:

	2003	2002
Current assets	$--	$3,923
Property, plant and equipment, net	--	235
Goodwill	--	955

Assets held for sale	$--	$5,113

Liabilities related to assets held for sale are comprised of accounts payable and other accrued liabilities.

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

(18)          Subsequent Event

In January 2004, an underwriters’ overallotment of 630,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $30.2 million before expenses.

(19)          Quarterly Financial Data (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter	Nov-Dec 2002
	(in thousands, except per share data)
2003 (Calendar)

Net sales	$149,443	$166,055	$172,064	$169,794	--
Gross profit	78,691	85,197	93,170	89,080	--
Income from operations	23,281	22,994	32,521	29,304	--
Earnings from continuing operations before
change in accounting principle	13,297	13,082	19,785	1,897	--
Net earnings	12,797	12,672	17,873	1,897	--

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.42	0.42	0.63	0.06	--
Diluted	0.42	0.41	0.62	0.06	--

2002 (Fiscal)

Net sales	$146,517	$150,827	$152,830	$167,288	$83,885
Gross profit	78,547	82,016	82,409	90,783	41,565
Income from operations	24,940	30,236	28,219	32,150	4,568
Earnings from continuing operations before
change in accounting principle	14,697	17,313	15,200	19,228	1,240
Net earnings	(11,460)	17,456	15,033	19,024	853

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.47	0.55	0.49	0.61	.04
Diluted	0.46	0.54	0.48	0.61	.04

*The sum of the four quarters does not agree with the total for the year due to rounding.

(20)          Transition Period Comparative Data

The following table presents certain financial information for the two months ended December 31, 2002 and 2001, respectively. (Amounts in thousands except for per share amounts).

	Two months ended December 31,
	2002	2001
		(unaudited)
Revenues	$83,885	$86,904
Gross profit	41,565	45,334
Earnings from continuing operations before income taxes
and change in accounting principle	1,769	8,264
Income taxes	529	2,895
Loss from discontinued operations, net of tax benefit	387	317
Goodwill impairment, net of taxes of $11,130	--	25,970

Net earnings/(loss)	$853	$(20,918)

Net earnings per common share:
Basic:
Earnings from continuing operations before change in
accounting principle	$0.04	$0.17
Loss from discontinued operations	(0.01)	(0.01)
Goodwill adjustment effective November 1, 2001	--	(0.84)

Net Earnings/(Loss)	$0.03	$(0.68)

Diluted:
Earnings from continuing operations before change in
accounting principle	$0.04	$0.17
Loss from discontinued operations	(0.01)	(0.01)
Goodwill adjustment effective November 1, 2001	--	(0.82)

Net Earnings/(Loss)	$0.03	$(0.66)

Weighted average common shares outstanding
Basic	31,356	30,916
Diluted	31,854	31,742

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders
of Roper Industries, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 11, 2004

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II - Consolidated Valuation and Qualifying Accounts
12 months ended December 31, 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002, and 2001

Allowance for doubtful accounts and sales allowances:

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
2003	$3,829	$1,274	$(1,027)	$421	$4,498
Nov-Dec 2002	3,643	223	(74)	37	3,829
2002	4,072	1,401	(2,279)	449	3,643
2001	3,400	1,410	(1,479)	741	4,072

Reserve for inventory obsolescence:

2003	$19,772	$7,844	$(6,514)	$2,454	$23,556
Nov-Dec 2002	19,564	901	(615)	(78)	19,772
2002	14,894	4,532	(3,633)	3,771	19,564
2001	10,704	4,511	(4,044)	3,723	14,894

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

In connection with the audits of our Consolidated Financial Statements as of and for the two fiscal years ended October 31, 2001, and with respect to the subsequent period through May 14, 2002, (i) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference in connection with their report on our Consolidated Financial Statements to the subject matter of the disagreement and (ii) Arthur Andersen has not advised Roper of any reportable events as defined in paragraphs (A) through (D) of Regulations S-K Item 304 (a)(l)(v).

Arthur Andersen’s reports on our Consolidated Financial Statements for the past two years ended October 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Proposal 1: Election of Four (4) Directors”, “-Code of Ethics”, “ -Executive Officers”, “- Meetings of the Board and Board Committees”, “ - Director Nominations by Shareholders” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive Proxy Statement which relates to our 2004 Annual Meeting of Shareholders to be held on May 26, 2004 to be filed within 120 days after the close of our 2003 fiscal year, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Compensation of Directors” and “ - Compensation Committee Interlocks and Insider Participation in Compensation Decisions”; “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”; “EXECUTIVE COMPENSATION”; and “EXECUTIVE COMPENSATION-Employment Agreement and Executive Service Arrangments” contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information included under the captions “VOTING SECURITIES”; “COMMON STOCK OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS”; and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information included under the caption “INDEPENDENT PUBLIC AUDITORS” in the Proxy Statement, which information is incorporated herein by this reference.

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

Consolidated Valuation and Qualifying Accounts for the Years ended December 31, 2003, 2002 and 2001.

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the fourth quarter of fiscal 2003:

On October 22, 2003, the Company furnished a Current Report on Form 8-K including a press release announcing the signing of a definitive agreement to acquire Neptune Technology Group Holdings Inc.

On October 22, 2003, the Company furnished a Current Report on Form 8-K including a copy of the investor presentation regarding the NTGH acquisition.

On October 27, 2003, the Company filed a Form 8-K announcing a change in the date of the 2004 Annual Meeting of Shareholders, disclosing certain information regarding shareholder proposals and furnishing a quarterly earnings press release.

On October 27, 2003, the Company furnished a Form 8-K including a copy of a slide presentation regarding third-quarter 2003 financial results.

On November 5, 2003, the Company furnished a Form 8-K including certain unaudited financial information for its 2001, 2002 and 2003 calendar-year quarters.

On November 14, 2003, the Company filed a Form 8-K including the stock purchase agreement regarding the NTGH acquisition, certain historical financial statements of NTGH and certain unaudited pro forma financial statements of Roper and NTGH that reflect the NTGH acquisition and related transactions.

On December 9, 2003, the Company filed a Form 8-K including a description of the NTGH businesses, Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the NTGH financial statements and certain updated, unaudited pro forma consolidated financial information of Roper and NTGH.

(c)	Exhibits

The following exhibits are separately filed with this Annual Report.

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement by and among Neptune Technology Group Holdings, Inc., the selling shareholders named therein, and Roper Industries, Inc., dated as of October 21, 2003.
(b)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation,
Preferences and Rights of Series A Preferred Stock.
(c)3.2	Amended and Restated By-Laws.
(d)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent,
dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A
Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C).
(e)4.2	Form of Indenture for Debt Securities.
4.3	Form of Debt Securities (included in Exhibit 4.4).
(f)4.4	Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(g)10.01	1991 Stock Option Plan, as amended.†
(h)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated.†
(i)10.03	Form of Amended and Restated Indemnification Agreement.†
(j)10.04	Employee Stock Purchase Plan.†
(k)10.05	2000 Stock Incentive Plan, as amended.†
(l)10.06	Non-Qualified Retirement Plan, as amended.†
(m)10.07	Brian D. Jellison Employment Agreement, dated as of November 6, 2001.†
(m)10.08	C. Thomas O’Grady offer letter dated February 19, 2001.†
(l)10.09	Timothy J. Winfrey offer letter dated May 20, 2002.†
10.10	James A. Mannebach offer letter dated January 3, 2003.†
10.11	Credit Agreement among Roper Industries, Inc. and certain lenders, dated December 29, 2003. (schedules and exhibits to this agreement have been omitted and will be furnished supplementally upon request.)
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23.1	Consent of Independent Public Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Risk Factors.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 14, 2003 (file no. 1-12273).

(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273).

(c)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000 (file no. 1-12273).

(d)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (file no. 0-19818).

(e)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).

(f)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

(g)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).

(h)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273).

(i)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).

(j)	Incorporated herein by reference to Exhibits 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273).

(k)	Incorporated herein by reference to Annex B to the Roper Industries, Inc. Definitive Proxy Statement dated February 7, 2003 (file no. 1-12273).

(l)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).

(m)	Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:/S/ BRIAN D. JELLISON	March 11, 2004

Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities indicated and as of the dates indicated.

/s/ Brian D. Jellison	President, Chief Executive Officer	March 11, 2004

Brian D. Jellison	and Chairman of the Board of Directors

/s/ Martin S. Headley	Vice President and Chief Financial Officer (Principal	March 11, 2004

Martin S. Headley	Financial Officer and Principal Accounting Officer)

/s/ W. Lawrence Banks	Director	March 11, 2004

W. Lawrence Banks

/s/ David W. Devonshire	Director	March 11, 2004

David W. Devonshire

/s/ Donald G. Calder	Director	March 11, 2004

Donald G. Calder

/s/ John F. Fort, III	Director	March 11, 2004

John F. Fort, III

/s/ Derrick N. Key	Director	March 11, 2004

Derrick N. Key

/s/ Wilbur J. Prezzano	Director	March 11, 2004

Wilbur J. Prezzano

/s/ Georg Graf Schall-Riaucour	Director	March 11, 2004

Georg Graf Schall-Riaucour

/s/ Eriberto R. Scocimara	Director	March 11, 2004

Eriberto R. Scocimara

/s/ Christopher Wright	Director	March 11, 2004

Christopher Wright

EXHIBIT INDEX

Number	Exhibit
2.1	Stock Purchase Agreement by and among Neptune Technology Group Holdings, Inc., the shelling shareholders named therein, and Roper Industries, Inc., dated as of October 21, 2003 incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on
Form 8-K filed November 14, 2003 (file no. 1-12273).
3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of
Designation, Preferences and Rights of Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed
March 17, 2003 (File No. 1-12273).
3.2	Amended and Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Roper
Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000 (File No. 1-12273).
4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent,
dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A
Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights
(Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc.
Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
4.2	Form of indenture for Debt Securities, incorporated herein by reference to Exhibits 4.2, to the
Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3
filed November 28, 2003 (File No. 333-110491).
4.3	Form of Debt Securities (included in Exhibit 4.4).
4.4	Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December
29, 2003, incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current
Report on Form 8-K filed January 13, 2004.
10.01	1991 Stock Option Plan, as amended incorporated herein by reference to 10.2 to the Roper Industries,
Inc. Annual Report on Form 10-K filed January 21, 1998 (File No. 1-12273).
10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated, incorporated herein by reference to
Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003
(file No. 1-2273).
10.03	Form of Amended and Restated Indemnification Agreement incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (File No.
1-12273).
10.04	Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.04 to the Roper Industries,
Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (File No. 1-12273).
10.05	2000 Stock Incentive Plan, as amended, incorporated herein by reference to Annex B to the Roper
Industries, Inc. Definitive Proxy Statement dated February 7, 2003 (File No. 1-12273).
10.06	Non-Qualified Retirement Plan, as amended, incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on form 10K/A filed November 3, 2003 (file no.
1-2273).
10.07	Brian D. Jellison Employment Agreement, dated as of November 6, 2001, incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed
January 22, 2002 (file no. 1-2273).
10.08	C. Thomas O‘Grady letter dated February 19, 2001, incorporated herein by reference to Exhibits 10.07 and
10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file No.
1-12273).
10.09	Timothy J. Winfrey offer letter dated May 20, 2002, incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10K/A filed November 3,
2003.(file no. 1-12273).
10.10	James A. Mannebach offer letter dated January 3, 2003
10.11	Credit Agreement among Roper Industries, Inc. and certain lenders, dated December 29, 2003 (schedule and exhibits to this agreement have been omitted and will be furnished supplementally upon request).
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Risk Factors