Form 10-Q
period 2004-03-31
ROPER INDUSTRIES INC /DE/
filed 2004-05-10
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2004 was approximately 36,805,681.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
 (in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Net sales	$220,640	$149,443
Cost of sales	111,202	70,752

Gross profit	109,438	78,691

Selling, general and administrative expenses	76,466	55,410

Income from operations	32,972	23,281

Interest expense	6,903	4,253
Other income (expense)	23	(30)

Earnings from continuing operations before income taxes	26,092	18,998

Income taxes	7,958	5,701

Earnings from continuing operations	18,134	13,297

Loss from discontinued operations, net of tax	--	500

Net earnings	$18,134	$12,797

Net earnings per share:
Basic:

Earnings from continuing operations	$0.49	$0.42
Loss from discontinued operations	--	(0.02)

Net Earnings	$0.49	$0.41

Diluted:

Earnings from continuing operations	$0.49	$0.42
Loss from discontinued operations	--	(0.02)

Net Earnings	$0.49	$0.40

Weighted average common shares outstanding:
Basic	36,706	31,402
Diluted	37,286	31,715

Dividends declared per common share	$0.09625	$0.0875

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2004	December 31, 2003
ASSETS:

Cash and cash equivalents	$82,357	$70,234
Accounts receivable, net	157,180	150,856
Inventories	109,500	107,082
Deferred taxes	33,814	33,314
Other current assets	15,990	19,706

Total current assets	398,841	381,192

Property, plant and equipment, net	76,340	78,461
Goodwill	711,664	711,158
Other intangible assets, net	295,154	298,669
Deferred taxes	2,121	6,034
Other noncurrent assets	38,825	39,481

Total assets	$1,522,945	$1,514,995

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$46,834	$45,412
Accrued liabilities	81,156	93,523
Deferred taxes	1,640	1,639
Current portion of long-term debt	20,149	20,923

Total current liabilities	149,779	161,497

Long-term debt	604,160	630,186
Deferred taxes	52,103	50,187
Other liabilities	17,655	17,344

Total liabilities	823,697	859,214

Common stock	380	372
Additional paid-in capital	324,996	293,461
Unearned compensation on restricted stock	--	(59)
Retained earnings	351,112	336,520
Accumulated other comprehensive earnings	46,149	48,989
Treasury stock	(23,389)	(23,502)

Total stockholders' equity	699,248	655,781

Total liabilities and stockholders' equity	$1,522,945	$1,514,995

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$18,134	$12,797
Depreciation	4,478	2,762
Amortization	5,226	1,119
Other, net	(2,255)	(5,053)

Cash provided by operating activities	25,583	11,625

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,042)	(100)
Capital expenditures	(2,546)	(2,746)
Other, net	(483)	(755)

Cash used in investing activities	(15,071)	(3,601)

Cash flows from financing activities:
Debt payments, net	(25,780)	(2,786)
Issuance of common stock	28,873	--
Dividends	(3,542)	(2,753)
Other, net	2,662	1,204

Cash (used in)/provided by financing activities	2,213	(4,335)

Effect of foreign currency exchange rate changes on cash	(602)	584

Net increase in cash and cash equivalents	12,123	4,273

Cash and cash equivalents, beginning of period	70,234	15,270

Cash and cash equivalents, end of period	$82,357	$19,543

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total

Balances at December 31, 2003	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$665,781

Net earnings	--	--	--	18,134	--	--	18,134
Stock option transactions	2	2,524	--	--	--	--	2,526
Treasury stock sold	--	138	--	--	--	113	251
Currency translation adjustments	--	--	--	--	(2,840)	--	(2,840)
Restricted Stock Grants	--	--	59	--	--	--	59
Underwriters' overallotment	6	28,873	--	--	--	--	28,879
Dividends declared	--	--	--	(3,542)	--	--	(3,542)

Balances at March 31, 2004	$380	$324,996	$--	$351,112	$46,149	$(23,389)	$699,248

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. (“Roper”) and its subsidiaries for all periods presented.

On August 20, 2003 the Board of Directors of the Company approved a change in the date of the Company’s year end from October 31 to December 31. The Company filed a transition period report on Form 10-Q for November and December 2002, and had its first calendar interim reporting period ending September 30, 2003 related to its new calendar year.

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full calendar year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended March 31, 2004 and 2003 were $15,294 and $17,725, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4. Inventories

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials and supplies	$74,905	$72,259
Work in process	16,893	17,158
Finished products	42,346	42,841
Other inventory reserves	(23,320)	(23,852)
LIFO reserve	(1,324)	(1,324)

	$109,500	$107,082

5. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	Total
	(in thousands)
Balances at December 31, 2003	$224,026	$284,745	$81,501	$120,886	$711,158

Additions	--	--	--	2,618	2,618
Currency translation adjustments	(1,227)	(575)	(127)	(183)	(2,112)

Balances at March 31, 2004	$222,799	$284,170	$81,374	$123,321	$711,664

6. Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$224,291	$(7,095)	$217,196
Unpatented technology	1,990	(511)	1,479
Software	26,162	(3,407)	22,755
Patents and other protective rights	7,347	(4,543)	2,804
Trade secrets	3,010	(835)	2,175
Sales order backlog	501	(501)	--
Assets not subject to amortization:
Trade names	48,745	--	48,745

Balances at March 31, 2004	$312,046	$(16,892)	$295,154

Amortization expense of other intangible assets was $5,226 and $1,119 during the three months ended March 31, 2004 and 2003, respectively.

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

8. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2004	2003	Change
Net sales:
Instrumentation	$49,125	$42,522	15.5%
Industrial Technology	93,118	40,166	131.8
Energy Systems & Controls	32,077	27,755	15.6
Scientific & Industrial Imaging	46,320	39,000	18.8

Total	$220,640	$149,443	47.6%

Gross profit:
Instrumentation	$29,231	$24,903	17.4%
Industrial Technology	37,485	18,589	101.7
Energy Systems & Controls	17,618	14,727	19.6
Scientific & Industrial Imaging	25,104	20,472	22.6

Total	$109,438	$78,691	39.1%

Operating profit*:
Instrumentation	$9,395	$7,608	23.5%
Industrial Technology	15,727	8,789	78.9
Energy Systems & Controls	4,801	3,560	34.9
Scientific & Industrial Imaging	6,995	6,321	10.7

Total	$36,918	$26,278	40.5%

* Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $3,946 and $2,997 for the three months ended March 31, 2004 and 2003, respectively.

9. Discontinued Operations

During the transitional period ended December 31, 2002, the Company formalized its decision to offer for sale the Petrotech operation. Petrotech was subsequently sold on August 31, 2003. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

	Three months ended March 31,
	2004	2003
Net sales	$--	$1,559

Loss before income taxes	--	(740)
Income tax benefit/(expense)	--	240

Loss on discontinued operations	$--	$(500)

The Petrotech operation was previously reported in the Company’s Energy Systems and Controls segment. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

10. Recently Released Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to all VIEs created after January 31, 2003 and is effective as of December 31, 2003 for any VIEs deemed to be special purpose entities (“SPEs”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ended March 31, 2004 for all new or existing VIEs. The Company has no SPEs or VIEs and the implementation of FIN 46 had no material impact on the Company’s financial statements.

The FASB issued SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends certain disclosure requirements of Statement 123. Currently, Roper has chosen not to adopt the accounting provisions of SFAS 123; however, as permitted by SFAS 123, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Roper’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the Company’s plans are disclosed below.

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s pro forma net income and income per share would have been approximately as presented below.

	Three months ended March 31,
	2004	2003
Net earnings, as reported (in thousands)	$18,134	$12,797

Deduct: Total additional stock based
compensation cost, net of tax	2,580	1,157

Net earnings Pro forma (in thousands)	$15,554	$11,640

Net Earnings per share, as reported:
Basic	$0.49	$0.41
Diluted	0.49	0.40

Net Earnings per share, Pro forma:
Basic	$0.42	$0.37
Diluted	0.42	0.37

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106-1 allows companies that sponsor affected postretirement benefit plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106. The adoption of FSP 106-1 is not expected to have a material impact on the Company.

11. Restricted Stock

In March 2003, restricted stock awards for a total of 14,000 shares and a deferred stock award for 2,000 shares were awarded to the Company’s non-management directors under the Company’s equity compensation plans in which these directors participate. The restrictions on 50% of the restricted stock awards to a director lapsed upon his continuous service for six months following the grant, and the restrictions on the remaining 50% upon his continuous service for one year following the grant. Similarly, 50% of the deferred stock award vested upon continuous service for six months and the remaining 50% vested upon one year of continuous service. Directors who received restricted stock have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. The deferred stock award shares were issued without restrictions upon the completion of the applicable continuous service periods. No director terminated his service before the applicable restricted or continuous service periods ended, therefore no rights to receive the corresponding shares were forfeited.

The intrinsic value of the shares awarded by the restricted stock and deferred stock awards on the date of grant is amortized ratably over the vesting period. Unearned compensation on the March 2003 grant of the awards of $475,000 was recorded based on the market value of the shares on the date of grant and generally amortized over one year.

Compensation expense of $59,000 was recorded during the three months ended March 31, 2004 for the awards.

12. Restructuring Activities

Roper has engaged in certain restructuring activities designed to reduce excess manufacturing capacity, move certain operations to lower-cost locations and transform activities to have lower fixed costs associated with those activities. Costs incurred in the current quarter have been as follows (amounts in thousands):

3 months ended March 31, 2004
Included in cost of sales	$255
Included in selling, general and
administrative expenses	961

Total	$1,216

The costs incurred in the quarter ended March 31, 2004 are the final amounts expected to be incurred in Roper’s restructuring activities.

13. Contingencies

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the quarter ended March 31, 2003 is presented below (in thousands).

Balance at December 31, 2003	$5,014

Additions charged to costs and expenses	1,557
Deductions	(1,549)
Other	(16)

Balance at March 31, 2004	$5,006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (“SEC”) and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first three months of calendar 2004, our results of operations benefited from the acquisition of Neptune Technology Group Holdings, Inc. (“NTGH”) made on December 29, 2003. NTGH is comprised of Neptune Technology, a leader in the meter management market; DB Microware, providing various software products for utility markets; and DAP Technologies, a leading fully rugged computer provider. Neptune Technology and DB Microware are both reported in the Industrial Technology segment, and DAP Technologies is reported in the Scientific and Industrial Imaging segment.

During 2003 we began a number of restructuring activities. We have completed the integration of our Acton Research and Integrated Design business units, the integration of AI Qualitek into the Uson business unit and the integration of production operations of our Redlake business unit into other Imaging segment facilities. In addition, we have opened a new production facility in Mexico as a result of which we closed the U.S. production operations of the Dynamco business unit and commenced the movement of manufacturing of certain other Industrial Technology product lines into this facility. We opened a new production facility in China to better serve customers in that growing market. During the third quarter of 2003, we completed our relocation of Struers manufacturing, engineering and administrative support activities into a new facility. Final actions completed in the first quarter of 2004 include the move of the U.S. production operations of the Amot Controls business unit to other facilities and a restructuring of the Compressor Controls business unit to adjust an evolving business model. All of these actions are planned to lower costs, enhance margins and provide better customer service.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2003 included in our Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2004, our allowance for doubtful accounts receivable, sales returns and sales credits was $4.4 million, or 2.7% of total gross accounts receivable of $161.6 million. The amount of the reserve decreased slightly from our prior year end rate of 2.9%.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2004, inventory reserves for excess and obsolete inventory were $23.3 million, or 17.4% of gross first-in, first-out inventory cost. The amount of our inventory reserve is comparable to the prior year end amount and slightly lower as a percentage of gross first-in, first-out inventory cost.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2004, the accrual for future warranty obligations was $5.0 million or 0.6% of annualized quarter’s sales. The reserve was approximately the same value at the beginning of the quarter.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2004, we recognized $3.3 million of net sales using this method. In addition, approximately $11.4 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2004. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We utilized an effective income tax rate of 30.5% in the first quarter, which is 50 basis points higher than the 30% rate used in the prior year first quarter. This increase reflects the impact of the NTGH businesses acquired in the fourth quarter of 2003 and the capital restructuring completed in conjunction with that acquisition.

The evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed annually. We perform this analysis during our fourth quarter.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.

	Three months ended March 31,
	2004	2003
Net sales
Instrumentation	$49,125	$42,522
Industrial Technology	93,118	40,166
Energy Systems & Controls	32,077	27,755
Scientific & Industrial Imaging	46,320	39,000

Total	$220,640	$149,443

Gross profit:
Instrumentation	59.5%	58.6%
Industrial Technology	40.3	46.3
Energy Systems & Controls	54.9	53.1
Scientific & Industrial Imaging	54.2	52.5

Total	49.6	52.7

Selling, general & administrative expenses:
Instrumentation	40.4%	40.7%
Industrial Technology	23.4	24.4
Energy Systems & Controls	40.0	40.2
Scientific & Industrial Imaging	39.1	36.3

Total	32.9	35.1

Segment operating profit:
Instrumentation	19.1%	17.9%
Industrial Technology	16.9	21.9
Energy Systems & Controls	15.0	12.8
Scientific & Industrial Imaging	15.1	16.2

Total	16.7	17.6

Corporate administrative expenses	(1.8)	(2.0)

Earnings from continuing operations	14.9	15.6
Interest expense	(3.1)	(2.8)
Other income / (expense)	0.0	0.0

Earnings from continuing operations before taxes	11.8	12.7
Income taxes	(3.6)	(3.8)

Earnings from continuing operations	8.2	8.9
Loss from discontinued operations, net of tax	--	(0.3)

Net earnings	8.2%	8.6%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net sales for the quarter ended March 31, 2004 were $220.6 million as compared to $149.4 million in the prior-year quarter, a 47.6% increase. The majority of this increase was due to the NTGH acquisition completed on December 29, 2003, however, all of our segments showed improvement over the prior year quarter.

In our Instrumentation segment, net sales were up $6.6 million or 15.5% as compared to the prior year quarter with increased revenues from our foreign sales attributable to the stronger Euro and increased sales in certain petroleum and materials testing markets. Gross margins improved to 59.5% in the current quarter from 58.6% in the first quarter of calendar 2003 with improved product mix and benefits of completed restructuring activities. SG&A expenses as a percentage of net sales were 40.4% in the current quarter, compared to 40.7% in the prior-year quarter. Overall the segment reported operating profit margins of 19.1% as compared to 17.9% in the prior-year quarter.

In our Industrial Technology segment, net sales were up 131.8% to $93.1 million in the first quarter of calendar 2004 as compared to $40.2 million in the first quarter of calendar 2003 due primarily to the inclusion of Neptune Technology and DB Microware in the current year quarter. Sales increases were also experienced for our refrigeration valves and flow measurement equipment. Gross margins were lower at 40.3% for the first quarter of calendar 2004 as compared to 46.3% in the first quarter of calendar 2003. The decrease was primarily due to the Neptune margins being lower than the segment average. Additionally, Neptune margins were adversely impacted by the inclusion of approximately $1.5 million in cost of goods sold related to purchase accounting that will not recur in future quarters. Also, the first quarter of 2004 included $0.3 million of restructuring costs included in cost of goods sold which are not expected to recur. SG&A expenses as a percentage of net sales were 23.4%, down from 24.4% in the prior year quarter. The reduction was primarily due to a lower SG&A structure for the Neptune business. Also, we anticipate even further reductions in SG&A as a percent of sales in this segment due to the inclusion of $0.7 million of restructuring charges which are not expected to recur in the remaining three quarters of 2004. The resulting operating profit margins were 16.9% in the first quarter of calendar 2004 as compared to 21.9% in the first quarter of calendar 2003.

Net sales in our Energy Systems & Controls segment increased by 15.6% during the first quarter of calendar 2004, compared to the first quarter of calendar 2003 due to strong performance in our power generation and oil & gas markets. Gross margins increased to 54.9% in the first quarter of calendar 2004 compared to 53.1% in the first quarter of calendar 2003 as a result of higher margins in the power generation inspection business due to a strong spring outage season, offset partially by reduced oil and gas margins. SG&A expenses were down slightly compared to prior year at 40.0%. As a result, operating margins were 15.0% in the first quarter of calendar 2004 as compared to 12.8% in first quarter of calendar 2003.

Our Scientific & Industrial Imaging segment net sales increased by 18.8% due primarily to the inclusion of sales of DAP Technologies, part of the NTGH acquisition. Gross margins improved from 52.5% in the first quarter of 2003 to 54.2% in the first quarter of calendar 2004 due to strength in imaging equipment sales. SG&A as a percentage of net sales was 39.1% in the first quarter of calendar 2004 as compared to 36.3% in the first quarter of calendar 2003. Overall, the segment reported operating profit margins of 15.1% as compared to 16.2% in the prior year quarter.

Corporate expenses were $3.9 million in the first quarter of calendar 2004 as compared to $3.0 million in the first quarter of calendar 2003. Additional governance costs and variable compensation expenses were the primary factors behind the increase.

Interest expense of $6.9 million for the first quarter of calendar 2004 was 62.3% higher as compared to the first quarter of calendar 2003 interest expense of $4.3 million. This increase is due to the higher debt levels associated with the NTGH acquisition completed in December 2003.

Income taxes were 30.5% of pretax earnings in the current quarter as compared to 30% in the first quarter of calendar 2003. This increase reflects the impact of the NTGH businesses acquired in the fourth quarter of 2003 and the capital restructuring completed in conjunction with that acquisition.

At March 31, 2004, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2003 and March 31, 2003. This strengthening resulted in a loss of $2.8 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $2.1 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the first quarter of 2004 also benefited from the weakening of the US dollar, primarily against the Euro. The difference between the operating results for these companies for the three months ending March 31, 2004, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in calendar 2003 was approximately 3.2%.

Net orders, booked from continuing operations, were $220.1 million for the quarter, 53.3% higher than the first quarter calendar 2003 net order intake of $143.6 million. The NTGH acquisition in the prior year accounted for $48.7 million of the increase, with strong bookings also being experienced in our Energy Systems and Controls and Instrumentation segments. Overall, our order backlog at March 31, 2004 was up 31.3% as compared to March 31, 2003. The increase is primarily in the Industrial Technology segment due to the Neptune Technology acquisition.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2004	2003	2004	2003
Instrumentation	$48,428	$39,928	$16,174	$16,557
Industrial Technology	92,695	43,066	58,536	28,321
Energy Systems & Controls	33,894	22,822	32,814	21,052
Scientific & Industrial Imaging	45,070	37,759	38,964	45,665

	$220,087	$143,575	$146,488	$111,595

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $25.6 million in the first quarter of calendar 2004 as compared to $11.6 million in the first quarter of calendar 2003, a 120.1% increase. This increase is attributable to the inclusion of Neptune Technology in the current year results and increased operating performance from our operating units as many of the restructuring activities have been implemented. Cash used in investing activities in the first quarter of calendar 2004 was for the payout of fees and expenses related to the NTGH acquisition. There was no significant business acquisition activity in the first quarter of calendar 2003. Cash provided by financing activities during the current calendar quarter was primarily due to an underwriters’ overallotment exercised in January, offset by the payment of dividends and debt reductions. Cash used by financing activities in the prior year first quarter was primarily payment of dividends and debt reductions created from our other net positive cash flows.

In January 2004, an underwriters’ overallotment of 630,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $30.2 million before expenses.

$25.8 million of debt was repaid over the three months ended March 31, 2004 as compared with $2.8 million in the prior-year period. The Company paid off its revolving credit facility balance of $20.0 million that was outstanding subsequent to the closing of the NTGH acquisition. In addition, a $5.0 million principal payment on the Company’s $400.0 million term loan was made in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $186.9 million at March 31, 2004 compared to $170.4 million at December 31, 2003, reflecting the decrease in certain accrued liabilities that existed at year end related to the NTGH acquisition. Total debt was $624.3 million at March 31, 2004 compared to $651.1 million at December 31, 2003. The leverage of the Company improved as shown in the following table:

	March 31, 2004	December 31, 2003

Total Debt	$624,309	$651,109
Cash	(82,357)	(70,234)

Net Debt	541,952	580,875
Stockholders' Equity	699,248	655,781

Total Net Capital	$1,241,200	$1,236,656

Net Debt / Total Net Capital	43.7%	47.0%

Our principal $625 million credit facility with a diverse group of financial institutions and banks and our $230 million senior subordinated convertible notes will provide most of our daily external financing requirements. The credit facility consists of a $400 million term loan with a five year maturity and a $225 million revolving loan with a three year maturity. Our senior subordinated convertible notes are due in 2034. At March 31, 2004, our debt consisted of the $230 million in senior subordinated convertible notes and $395 million of term loans under the credit facility. The Company also had $16.2 million of outstanding letters of credit at March 31, 2004. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2004.

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $2.5 million and $2.7 million were incurred during the first quarters of calendar 2004 and 2003 respectively. We expect capital expenditures throughout fiscal 2004 to be slightly higher as a percentage of sales due to the current higher capital expenditure requirements of the newly acquired Neptune Technology business.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to all VIEs created after January 31, 2003 and is effective as of December 31, 2003 for any VIEs deemed to be special purpose entities (“SPEs”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ended March 31, 2004 for all new or existing VIEs. The Company has no SPEs or VIEs and the implementation of FIN 46 had no material impact on the Company’s financial statements.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106-1 allows companies that sponsor affected postretirement benefit plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106. The adoption of FSP 106-1 is not expected to have a material impact on the Company.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which has historically been experienced. However, the rate at which we can reduce our debt during calendar 2004 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

Information About Forward Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions, including with respect to the NTGH acquisition.

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
  terrorist attacks;
  future health crises; and
  the factors discussed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Risk Factors.”

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

At March 31, 2004 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes) and relatively variable rate borrowings under the $625 million credit facility. Our $400 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $225 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. During the quarter, we fixed the interest rate at 4.108% on $100 million of the term note for a period of two years. At March 31, 2004, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At March 31, 2004, Roper’s outstanding variable-rate borrowings under the $625 million credit facility were $295 million. An increase in interest rates of 1% would increase our annualized interest costs by $3.0 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 36% of our total sales and 78% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during the first quarter of 2004 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at average currency exchange rates experienced during first-quarter 2004 and these operating results translated into U.S. dollars at average currency exchange rates experienced during first-quarter 2003 was not material. If these currency exchange rates had been 10% different throughout the first quarter of 2004 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $1.0 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first quarter of 2004 compared to currency exchange rates at December 31, 2003 resulted in an increase in net assets of $2.8 million that was reported as a component of comprehensive earnings, $2.1 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in our financial statements. The stock price also influences the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 4. CONTROLS AND PROCEDURES

        As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(d)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(e)4.4	Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Chief Financial Officer (302)

32.1	Certification of Chief Executive Officer (906)

32.2	Certification of Chief Financial Officer (906)

b.	Reports on Form 8-K

We filed the following reports on Form 8-K during the first quarter of 2004.

On February 19, 2004 the Company furnished a Current Report on Form 8-K, including a copy of an investor presentation related to its 2003 financial results. The Company also filed this Form 8-K to announce a postponement of its 2004 annual meeting.

On February 19, 2004 the Company filed a Current Report on Form 8-K, including a press release announcing its financial results for fiscal year-ended December 31, 2003.

On January 13, 2004, the Company filed a Current Report on Form 8-K, including a press release announcing its acquisition of Neptune Technology Group Holdings, Inc. and DAP Technologies and related financing transactions.

(a)	Incorporated herein by reference to Exhibits 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.
(b)	Incorporated herein by reference to Exhibits 3.2, 4.02, 4.03 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.
(d)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian D. Jellison
Brian D. Jellison	Chief Executive Officer and President	May 10, 2004

/s/ Martin S. Headley
Martin S. Headley	Vice President and Chief Financial Officer	May 10, 2004

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2, 4.02 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Financial Officer (302)

32.1	Certification of Chief Executive Officer (906)

32.2	Certification of Financial Officer (906)