Form 10-Q
period 2004-06-30
ROPER INDUSTRIES INC /DE/
filed 2004-08-03
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

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

The number of shares outstanding of the Registrant’s common stock as of July 23, 2004 was approximately 37,007,127.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
 (in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$232,434	$166,055	$453,074	$315,498
Cost of sales	116,419	80,858	227,621	151,610

Gross profit	116,015	85,197	225,453	163,888

Selling, general and administrative expenses	75,307	62,203	151,773	117,613

Income from operations	40,708	22,994	73,680	46,275

Interest expense	6,836	4,382	13,739	8,635
Other income	12	74	35	44

Earnings from continuing operations before
income taxes	33,884	18,686	59,976	37,684
Income taxes	10,334	5,604	18,292	11,305

Earnings from continuing operations	23,550	13,082	41,684	26,379
Loss from discontinued operations, net of
tax	--	410	--	910

Net earnings	$23,550	$12,672	$41,684	$25,469

Net earnings per share:
Basic:
Earnings from continuing operations	$0.64	$0.42	$1.13	$0.84
Loss from discontinued operations	--	(0.01)	--	(0.03)

Net Earnings	$0.64	$0.40	$1.13	$0.81

Diluted:
Earnings from continuing operations	$0.63	$0.41	$1.12	$0.83
Loss from discontinued operations	--	(0.01)	--	(0.03)

Net Earnings	$0.63	$0.40	$1.12	$0.80

Weighted average common shares outstanding:
Basic	36,863	31,471	36,784	31,437
Diluted	37,468	31,780	37,375	31,747

Dividends declared per common share	$0.09625	$0.08750	$0.19250	$0.17500

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2004	December 31, 2003
ASSETS:

Cash and cash equivalents	$74,733	$70,234
Accounts receivable, net	161,833	150,856
Inventories	108,995	107,082
Deferred taxes	29,964	33,314
Other current assets	15,031	19,706

Total current assets	390,556	381,192
Property, plant and equipment, net	75,840	78,461
Goodwill	736,014	711,158
Other intangible assets, net	301,059	298,669
Deferred taxes	2,121	6,034
Other noncurrent assets	39,665	39,481

Total assets	$1,545,255	$1,514,995

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$51,370	$45,412
Accrued liabilities	77,991	93,523
Deferred taxes	1,640	1,639
Current portion of long-term debt	20,184	20,923

Total current liabilities	151,185	161,497
Long-term debt	599,264	630,186
Deferred taxes	53,596	50,187
Other liabilities	18,829	17,344

Total liabilities	822,874	859,214

Common stock	381	372
Additional paid-in capital	329,379	293,461
Unearned compensation on restricted stock	(827)	(59)
Retained earnings	371,100	336,520
Accumulated other comprehensive earnings	45,655	48,989
Treasury stock	(23,307)	(23,502)

Total stockholders' equity	722,381	655,781

Total liabilities and stockholders' equity	$1,545,255	$1,514,995

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$41,684	$25,469
Depreciation	8,845	5,794
Amortization	10,766	2,295
Other, net	4,646	2,964

Cash provided by operating activities	65,941	36,522

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(51,511)	(65)
Capital expenditures	(5,125)	(4,836)
Other, net	(1,307)	(1,516)

Cash used in investing activities	(57,943)	(6,417)

Cash flows from financing activities:
Debt payments, net	(30,752)	(17,272)
Issuance of common stock	28,873	--
Dividends	(7,104)	(5,514)
Other, net	6,183	2,575

Cash used in financing activities	(2,800)	(20,211)

Effect of foreign currency exchange rate changes on cash	(699)	2,040

Net increase in cash and cash equivalents	4,499	11,934

Cash and cash equivalents, beginning of period	70,234	15,270

Cash and cash equivalents, end of period	$74,733	$27,204

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Earnings (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2003	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$665,781

Net earnings	--	--	--	41,684	--	--	41,684
Stock option transactions	3	5,848	--	--	--	--	5,581
Treasury stock sold	--	252	--	--	--	195	447
Currency translation adjustments	--	--	--	--	(3,334)	--	(3,334)
Restricted stock grants	--	945	(768)	--	--	--	177
Issuance of common stock	6	28,873	--	--	--	--	28,879
Dividends declared	--	--	--	(7,104)	--	--	(7,104)

Balances at June 30, 2004	$381	$329,379	$(827)	$371,100	$45,655	$(23,307)	$722,381

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper”) for all periods presented.

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

The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended June 30, 2004 and 2003 were $23,056 and $28,346, respectively, and $38,350 and $46,071 for the six months ended June 30, 2004 and 2003 respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4. Inventories

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials and supplies	$74,270	$72,259
Work in process	16,897	17,158
Finished products	43,118	42,841
Other inventory reserves	(23,966)	(23,852)
LIFO reserve	(1,324)	(1,324)

	$108,995	$107,082

5. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	Total
	(in thousands)
Balances at December 31, 2003	$224,026	$284,745	$81,501	$120,886	$711,158

Additions	--	203	24,291	2,618	27,112
Currency translation adjustments	(560)	(833)	(114)	(749)	(2,256)

Balances at June 30, 2004	$223,466	$284,115	$105,678	$122,755	$736,014

The increase in goodwill in the Energy Systems and Controls segment relates to the acquisition of the power generation business of R/D Tech which closed on June 7, 2004.

6. Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$230,416	$(10,058)	$220,358
Unpatented technology	2,000	(561)	1,439
Software	26,156	(4,371)	21,785
Patents and other protective rights	8,152	(4,758)	3,394
Trade secrets	6,202	(982)	5,220
Sales order backlog	506	(506)	--
Assets not subject to amortization:
Trade names	48,864	--	48,864

Balances at June 30, 2004	$322,296	$(21,237)	$301,059

Amortization expense of other intangible assets was $8,510 and $2,114 during the six months ended June 30, 2004 and 2003, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the six months ended June 30, 2004 is presented below (in thousands).

Balance at December 31, 2003	$5,014
Additions charged to costs and expenses	3,255
Deductions	(3,051)
Other	(246)

Balance at June 30, 2004	$4,972

8. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Change	2004	2003	Change
Net sales:
Instrumentation	$49,702	$43,316	14.7%	$98,827	$85,838	15.1%
Industrial Technology	100,961	43,437	132.4	194,079	83,603	132.1
Energy Systems & Controls	36,261	35,884	1.1	68,338	63,639	7.4
Scientific & Industrial Imaging	45,510	43,418	4.8	91,830	82,418	11.4

Total	$232,434	$166,055	40.0%	$453,074	$315,498	43.6%

Gross profit:
Instrumentation	$28,529	$25,004	14.1%	$57,760	$49,907	15.7%
Industrial Technology	43,027	20,061	114.5	80,512	38,650	108.3
Energy Systems & Controls	18,973	17,473	8.6	36,591	32,200	13.6
Scientific & Industrial Imaging	25,486	22,659	12.5	50,590	43,131	17.3

Total	$116,015	$85,197	36.2%	$225,453	$163,888	37.6%

Operating profit*:
Instrumentation	$8,435	$5,234	61.2%	$17,830	$12,842	38.8%
Industrial Technology	21,684	9,403	130.6	37,411	18,192	105.6
Energy Systems & Controls	6,848	5,395	26.9	11,649	8,955	30.1
Scientific & Industrial Imaging	7,385	6,378	15.8	14,380	12,699	13.2

Total	$44,352	$26,410	67.9%	$81,270	$52,688	54.2%

        * Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $3,644 and $3,416 for the three months ended June 30, 2004 and 2003, respectively, and $7,590 and $6,413 for the six months ended June 30, 2004 and 2003, respectively.

9. Discontinued Operations

During the transitional period ended December 31, 2002, the Company formalized its decision to offer for sale the Petrotech operation. Petrotech was subsequently sold on August 31, 2003. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$--	$1,688	$--	$3,247

Loss before income taxes	--	(650)	--	(1,390)
Income tax benefit/(expense)	--	240	--	480

Loss on discontinued operations	$--	$(410)	$--	$(910)

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings, as reported (in thousands)	$23,550	$12,672	$41,684	$25,469
Deduct: Total additional stock based
compensation cost, net of tax	2,772	1,452	5,099	3,121

Net earnings Pro forma (in thousands)	$20,778	$11,220	$36,585	$22,348

Net Earnings per share, as reported:
Basic	$0.64	$0.40	$1.13	$0.81
Diluted	0.63	0.40	1.12	0.80
Net Earnings per share, Pro forma:
Basic	$0.56	$0.36	$0.99	$0.71
Diluted	0.55	0.35	0.98	0.70

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). The Company’s net periodic post retirement benefit cost does not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act at the present time.

The Emerging Issues Task Force issued EITF 03-06, effective for periods ending after March 31, 2004, regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Company does not have securities subject to the provisions of EITF 03-06 and the implementation of EITF 03-06 had no material impact on the Company’s financial statements.

11. Restricted Stock

In June 2004, restricted stock awards for a total of 16,000 shares and a deferred stock award for 2,000 shares were awarded to the Company’s non-management directors under the Company’s equity compensation plans in which these directors participate. The restrictions on 50% of the restricted stock awards to a director will lapse upon his continuous service for six months following the grant, and the restrictions on the remaining 50% upon his continuous service for one year following the grant. Similarly, 50% of the deferred stock award will vest upon continuous service for six months and the remaining 50% will vest upon one year of continuous service. Directors who received restricted stock will have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. The deferred stock award shares will be issued without restrictions upon the completion of the applicable continuous service periods. A director who terminates his service before the applicable restricted or continuous service periods run will forfeit the right to receive the corresponding shares.

The fair value of the shares awarded by the restricted stock and deferred stock awards on the date of grant is amortized ratably over the vesting period. Unearned compensation on the June 2004 grant of the awards of $945,180 was recorded based on the market value of the shares on the date of grant and is generally being amortized over one year. The unamortized balance of unearned compensation on the awards is included as a separate component of stockholders’ equity.

Compensation expense of $118,148 was recorded during the three months ended June 30, 2004 for the awards.

12. Senior Subordinated Convertible Notes

In December, 2003, Roper issued $230 million of 3.75% subordinated convertible notes due 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. Holders may convert their notes into 6.211 shares of our common stock, subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

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

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first six months of calendar 2004, our results of operations benefited from the acquisition of Neptune Technology Group Holdings, Inc. (“NTGH”) made on December 29, 2003. NTGH is comprised of Neptune Technology, a leader in the meter management market; DB Microware, providing various software products for utility markets; and DAP Technologies, a leading fully rugged computer provider. Neptune Technology and DB Microware are both reported in the Industrial Technology segment, and DAP Technologies is reported in the Scientific and Industrial Imaging segment. On June 7, 2004 we purchased the power generation business of R/D Tech which will complement Roper’s existing business of nondestructive evaluation systems for power utilities and will be reported in the Energy Systems and Controls segment. This acquisition did not significantly contribute to the results of operations being reported for the period ended June 30, 2004.

Since 1993, our most significant customer has been OAO Gazprom (“Gazprom”), a Russian enterprise that is the world’s largest gas provider. We have provided complex gas transmission pipeline controls and related services to Gazprom that represented at least 7% of our sales during the period 1993 to 2002. Our growth elsewhere and declines in Gazprom demand have resulted in Gazprom sales being less than 1% of total net sales during the early part of this year and we expect this level for the full year. We understand that Gazprom demand has declined due to hard currency liquidity issues and changes in their procurement practices, including the purchase of control systems from Russian OEM turbomachinery manufacturers. We supply control systems to certain of these OEM’s.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2004, our allowance for doubtful accounts receivable, sales returns and sales credits was $4.9 million, or 2.9% of total gross accounts receivable of $166.7 million. The amount of the reserve is consistent with our prior year end rate of 2.9%.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2004, inventory reserves for excess and obsolete inventory were $24.0 million, or 17.8% of gross first-in, first-out inventory cost. The amount of our inventory reserve is comparable to the prior year end amount and slightly lower as a percentage of gross first-in, first-out inventory cost.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2004, the accrual for future warranty obligations was $5.0 million or 0.5% of annualized quarter’s sales. The reserve was approximately the same value at the beginning of the quarter and prior year end.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the second quarter of 2004, we recognized $4.2 million of net sales using this method. In addition, approximately $8.6 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2004. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We utilized an effective income tax rate of 30.5% in the first quarter, which is 50 basis points higher than the 30.0% rate used in the prior year second quarter. This increase reflects the impact of the NTGH businesses acquired in the fourth quarter of 2003 and the capital restructuring completed in conjunction with that acquisition.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales
Instrumentation	$49,702	$43,316	$98,827	$85,838
Industrial Technology	100,961	43,437	194,079	83,603
Energy Systems & Controls	36,261	35,884	68,338	63,639
Scientific & Industrial Imaging	45,510	43,418	91,830	82,418

Total	$232,434	$166,055	$453,074	$315,498

Gross profit:
Instrumentation	57.4%	57.7%	58.4%	58.1%
Industrial Technology	42.6	46.2	41.5	46.2
Energy Systems & Controls	52.3	48.7	53.5	50.6
Scientific & Industrial Imaging	56.0	52.2	55.1	52.3

Total	49.9	51.3	49.8	51.9
Selling, general & administrative expenses:
Instrumentation	40.4%	45.6%	40.4%	43.2%
Industrial Technology	21.1	24.5	22.2	24.5
Energy Systems & Controls	33.4	33.7	36.5	36.5
Scientific & Industrial Imaging	39.8	37.5	39.4	36.9

Total	30.8	35.4	31.8	35.2
Segment operating profit:
Instrumentation	17.0%	12.1%	18.0%	15.0%
Industrial Technology	21.5	21.6	19.3	21.8
Energy Systems & Controls	18.9	15.0	17.0	14.1
Scientific & Industrial Imaging	16.2	14.7	15.7	15.4

Total	19.1	15.9	17.9	16.7

Corporate administrative expenses	(1.6)	(2.1)	(1.7)	(2.0)

Earnings from continuing operations	17.5	13.8	16.3	14.7
Interest expense	(2.9)	(2.6)	(3.0)	(2.7)
Other income / (expense)	0.0	0.0	0.0	0.0

Earnings from continuing operations before taxes	14.6	11.3	13.2	12.0
Income taxes	(4.4)	(3.4)	(4.0)	(3.6)

Earnings from continuing operations	10.1	7.9	9.2	8.4
Loss from discontinued operations, net of tax	--	(0.2)	--	(0.3)

Net earnings	10.1%	7.6%	9.2%	8.1%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net sales for the quarter ended June 30, 2004 were $232.4 million as compared to $166.1 million in the prior-year quarter, a 40.0% increase. The majority of this increase was due to the NTGH acquisition completed on December 29, 2003, however, all of our segments showed improvement over the prior year quarter, with organic sales, excluding net sales to Gazprom, of $173.1 million for the three months ended June 30, 2004 compared to $157.4 million in the prior year quarter, a 10.0% increase. During the quarters ended June 30, 2004 and 2003 our net sales to Gazprom were $0.7 million and $8.7 million, respectively.

In our Industrial Technology segment, net sales were up 132.4% to $101.0 million in the second quarter of calendar 2004 as compared to $43.4 million in the second quarter of calendar 2003 due primarily to the inclusion of Neptune Technology and DB Microware in the current year quarter and strong organic sales gains. Gross margins were lower at 42.6% for the second quarter of calendar 2004 as compared to 46.2% in the second quarter of calendar 2003. The decrease was primarily due to the Neptune margins being lower than the segment average. SG&A expenses as a percentage of net sales were 21.1%, down from 24.5% in the prior year quarter. The reduction was primarily due to a lower SG&A structure for the Neptune business, but we also experienced some benefit from completed restructuring activities. The resulting operating profit margins were 21.5% in the second quarter of calendar 2004 as compared to 21.6% in the second quarter of calendar 2003.

In our Instrumentation segment, net sales were up $6.4 million or 14.7% as compared to the prior year quarter due to a stronger euro and continued strength in petroleum and materials testing markets. Gross margins were down slightly at 57.4% in the current quarter compared to 57.7% in the first quarter of calendar 2003 as a result of a stronger euro. SG&A expenses as a percentage of net sales decreased to 40.4% in the current quarter, compared to 45.6% in the prior-year quarter due to the benefits of completed restructuring activities. Overall, the segment reported a 490 basis point improvement in operating profit margins of 17.0% as compared to 12.1% in the prior-year quarter.

Net sales in our Energy Systems & Controls segment increased by 1.1% to $36.3 million during the second quarter of calendar 2004 compared to the second quarter of calendar 2003. Excluding sales to Gazprom, second quarter net sales increased 30.9% from $27.2 million to $35.6 million due to strong activity with oil & gas and power utility maintenance customers during the spring outage season. Gross margins increased to 52.3% in the second quarter of calendar 2004 compared to 48.7% in the second quarter of calendar 2003 as a result of higher margins in the power generation inspection business arising out of higher volumes and realization of benefits from restructuring activities. SG&A expenses as a percentage of net sales were down slightly to 33.4% compared to prior year quarter at 33.7%. As a result, operating margins were 18.9% in the second quarter of calendar 2004 as compared to 15.0% in second quarter of calendar 2003.

Our Scientific & Industrial Imaging segment net sales increased by 4.8% due to the inclusion of sales of DAP Technologies, part of the NTGH acquisition. Gross margins improved from 52.2% in the second quarter of 2003 to 56.0% in the second quarter of calendar 2004 due to strength in life science imaging equipment sales. SG&A as a percentage of net sales was 39.8% in the second quarter of calendar 2004 as compared to 37.5% in the second quarter of calendar 2003. Overall, the segment reported operating profit margins of 16.2% as compared to 14.7% in the prior year quarter.

Corporate expenses were $3.6 million in the second quarter of calendar 2004 as compared to $3.4 million in the second quarter of calendar 2003. Additional governance costs were the primary factor behind the increase.

Interest expense of $6.8 million for the second quarter of calendar 2004 was 56.0% higher as compared to the second quarter of calendar 2003 interest expense of $4.4 million. This increase is due to the higher debt levels associated with the NTGH acquisition completed in December 2003.

Income taxes were 30.5% of pretax earnings in the current quarter as compared to 30.0% in the second quarter of calendar 2003. This increase reflects the impact of the NTGH businesses acquired in the fourth quarter of 2003 and the capital restructuring completed in conjunction with that acquisition.

At June 30, 2004, the functional currencies of our European subsidiaries were slightly stronger against the U.S. dollar compared to currency exchange rates at December 31, 2003 and June 30, 2003. The currency changes resulted in a loss of $0.5 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $0.1 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the second quarter of 2004 benefited slightly from the weakening of the US dollar, primarily against the Euro. The difference between the operating results for these companies for the three months ending June 30, 2004, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in calendar 2003 was less than 1%.

Net orders, booked from continuing operations, were $223.0 million for the quarter, 33.9% higher than the second quarter calendar 2003 net order intake of $166.6 million. The NTGH acquisition in the prior year accounted for $50.6 million of the increase, with strong bookings also being experienced in our Instrumentation and Scientific and Industrial Imaging segments. Overall, our order backlog at June 30, 2004 was up 22.5% as compared to June 30, 2003. The increase is primarily in the Industrial Technology segment due to the Neptune Technology acquisition.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2004	2003	2004	2003
Instrumentation	$49,132	$41,858	$16,104	$15,897
Industrial Technology	96,615	44,511	54,386	30,215
Energy Systems & Controls	31,851	45,013	31,290	30,196
Scientific & Industrial Imaging	45,429	35,211	38,265	38,029

	$223,027	$166,593	$140,045	$114,337

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net sales for the six month period ended June 30, 2004 were $453.1 million as compared to $315.5 million in the prior-year quarter, a 43.6% increase. The majority of this increase was due to the NTGH acquisition completed on December 29, 2003, however, all of our segments showed improvement over the prior year period.

In our Industrial Technology segment, net sales were up 132.1% to $194.1 million in the first six months of calendar 2004 as compared to $83.6 million in the first six months of calendar 2003 due primarily to the inclusion of Neptune Technology and DB Microware in the current year period and strong organic growth in most business lines. Gross margins were lower at 41.5% for the first six months of calendar 2004 as compared to 46.2% in the first six months of calendar 2003. The decrease was primarily due to the Neptune margins being lower than the segment average. Additionally, Neptune margins were adversely impacted by the inclusion of approximately $1.5 million in cost of goods sold during the first quarter related to purchase accounting that will not recur in future quarters. Also, the first quarter of 2004 included $0.3 million of restructuring costs included in cost of goods sold which are not expected to recur. SG&A expenses as a percentage of net sales were 22.2%, down from 24.5% in the prior year period. The reduction was primarily due to a lower SG&A structure for the Neptune business. Also, the first quarter of 2004 included $0.7 million of restructuring included in SG&A which is not expected to recur. The resulting operating profit margins were 19.3% in the first six months of calendar 2004 as compared to 21.8% in the first six months of calendar 2003.

In our Instrumentation segment, net sales were $98.8 million as compared to $85.8 million in the prior-year period, up $13.0 million or 15.1%. This segment experienced increased revenues from our foreign sales attributable to the stronger Euro and increased sales in certain petroleum and materials testing markets. Gross margins improved to 58.4% in the current period from 58.1% in the first six months of calendar 2003 with improved product mix and the benefits of completed restructuring activities. SG&A expenses as a percentage of net sales were held to 40.4% in the current period, compared to 43.2% in the prior-year period. Overall the segment reported operating profit margins of 18.0% as compared to 15.0% in the prior-year period.

Net sales in our Energy Systems & Controls segment increased by 7.4% to $68.3 million during the first six months of calendar 2004, compared to $63.6 million in the first six months of calendar 2003 due to strong performance in our power utility maintenance and oil & gas markets. Gross margins increased to 53.5% in the first six months of calendar 2004 compared to 50.6% in the first six months of calendar 2003 from higher margins in the power utility maintenance business off a strong spring outage season, partially reduced by lower oil and gas margins. SG&A expenses were constant year over year at 36.5%. As a result, operating margins were 17.0% in the first six months of calendar 2004 as compared to 14.1% in first six months of calendar 2003.

Our Scientific & Industrial Imaging segment net sales increased by 11.4% to $91.8 million in the six months ended June 30, 2004 as compared to the prior year period due primarily to the inclusion of sales of DAP Technologies, part of the NTGH acquisition. Gross margins improved from 52.3% in the first six months of 2003 to 55.1% in the first six months of calendar 2004 due to strength in imaging equipment sales. SG&A as a percentage of net sales was 39.4% in the first six months of calendar 2004 as compared to 36.9% in the first six months of calendar 2003. Overall, the segment reported operating profit margins of 15.7% as compared to 15.4% in the prior year six month period.

Corporate expenses were $7.6 million in the first six months of calendar 2004 as compared to $6.4 million in the first six months of calendar 2003. Additional governance costs and variable compensation expenses were the primary factors behind the increase.

Interest expense of $13.7 million for the first six months of calendar 2004 was 59.1% higher as compared to the first six months of calendar 2003 interest expense of $8.6 million. This increase is due to the higher debt levels associated with the NTGH acquisition completed in December 2003.

Income taxes were 30.5% of pretax earnings in the period ended June 30, 2004 as compared to 30.0% in the prior year period ended June 30, 2003. This increase reflects the impact of the NTGH businesses acquired in the fourth quarter of 2003 and the capital restructuring completed in conjunction with that acquisition.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $40.3 million in the second quarter of calendar 2004 as compared to $24.9 million in the second quarter of calendar 2003, a 62.0% increase. This increase is attributable to the inclusion of NTGH in the current year results and increased operating performance from our operating units as restructuring activities have been implemented and our continued focus on working capital. Cash used in investing activities in the second quarter of calendar 2004 was primarily for the acquisition of the power generation business of RD Tech which closed on June 7, 2004. There was no significant business acquisition activity in the second quarter of calendar 2003. Cash used by financing activities during the current calendar quarter was primarily for to the payment of dividends and debt reductions. Cash used by financing activities in the prior year second quarter was primarily payment of dividends and debt reductions created from our other net positive cash flows.

Net cash provided by operating activities in the first six months of calendar 2004 were 80.6% higher than in the equivalent period of calendar 2003 as a result of the inclusion of NTGH in the current period.

In January 2004, an underwriters’ overallotment of 630,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $30.2 million before expenses.

$30.8 million of debt was repaid over the six months ended June 30, 2004 as compared with $17.3 million in the prior-year period. The Company paid off its revolving credit facility balance of $20.0 million that was outstanding subsequent to the closing of the NTGH acquisition. In addition, $10.0 million of principal payments on the Company’s $400.0 million term loan were made in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $184.8 million at June 30, 2004 compared to $170.4 million at December 31, 2003, reflecting the decrease in certain accrued liabilities that existed at year end related to the NTGH acquisition. Total debt was $619.4 million at June, 2004 compared to $651.1 million at December 31, 2003. The leverage of the Company improved as shown in the following table:

	June 30, 2004	December 31, 2003
Total Debt	$619,448	$651,109
Cash	(74,733)	(70,234)

Net Debt	544,715	580,875
Stockholders' Equity	722,381	655,781

Total Net Capital	$1,267,096	$1,236,656

Net Debt / Total Net Capital	43.0%	47.0%

Our principal $625 million credit facility with a diverse group of financial institutions and banks and our $230 million senior subordinated convertible notes will provide most of our daily external financing requirements. The credit facility consists of a $400 million amortizing term loan with a five year maturity and a $225 million revolving loan with a three year maturity. Our senior subordinated convertible notes are due in 2034. At June 30, 2004, our debt consisted of the $230 million in senior subordinated convertible notes and $390 million of term loans under the credit facility. The Company also had $15.2 million of outstanding letters of credit at June 30, 2004. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended June 30, 2004.

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $2.6 million and $2.1 million were incurred during the second quarters of calendar 2004 and 2003 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). The Company’s net periodic post retirement benefit cost does not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act at the present time.

The Emerging Issues Task Force issued EITF 03-06, effective for periods ending after March 31, 2004, regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Company does not have securities subject to the provisions of EITF 03-06 and the implementation of EITF 03-06 had no material impact on the Company’s financial statements.

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

  any unforeseen liabilities associated with recent or future acquisitions;
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

At June 30, 2004 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes) and relatively variable rate borrowings under the $625 million credit facility. Our $400 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $225 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. During the first quarter of 2004, we fixed the interest rate at 4.108% on $100 million of the term note for a period of two years. At June 30, 2004, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At June 30, 2004, Roper’s outstanding variable-rate borrowings under the $625 million credit facility were $290 million. An increase in interest rates of 1% would increase our annualized interest costs by $2.9 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 32.1% of our total sales and 82.3% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during the second quarter of 2004 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at average currency exchange rates experienced during second-quarter 2004 and these operating results translated into U.S. dollars at average currency exchange rates experienced during second-quarter 2003 was not material. If these currency exchange rates had been 10% different throughout the second quarter of 2004 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $0.6 million.

The changes in these currency exchange rates relative to the U.S. dollar during the second quarter of 2004 compared to currency exchange rates at March 31, 2004 resulted in a decrease in net assets of $0.5 million that was reported as a component of comprehensive earnings, $0.1 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Roper held its 2004 Annual Meeting of Shareholders on May 26, 2004. Of the 36,805,627 shares eligible to vote at the meeting, 20,150,024 were present either in person or by proxy. Of the shares present, 365,127 shares were asserted to be entitled to five votes per share based on certain beneficial ownership holding period requirements. The following proposals were submitted to shareholders at the 2004 Annual Meeting of Shareholders.

Proposal 1: Election of Four (4) Directors

Each of the directors identified below elected at the 2004 Annual Meeting of Shareholders was elected for a term expiring at the 2007 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2005 Annual Meeting of Shareholders or the 2006 Annual Meeting of Shareholders are as follows: Donald G. Calder (2005), Derrick N. Key (2005), Christopher Wright (2005), Wilbur J. Prezzano (2006), Georg Graf Schall-Riaucour (2006), and Eriberto R. Scocimara (2006).

Proposal 2: Approval of the Roper Industries, Inc. Amended and Restated 2000 Incentive Plan

Following are the election results for these proposals.

	Number of Votes
	For	Against	Abstain	Broker Non-Vote
Proposal 1
Brian D. Jellison	26,778,516		77,544
W. Lawrence Banks	26,779,586		76,474
David W. Devonshire	26,777,986		78,074
John F. Fort III	26,777,536		78,524
Proposal 2	20,712,717	2,758,255	72,214	3,312,874

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(d)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(e)4.4	Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Chief Financial Officer (302)

32.1	Certification of Chief Executive Officer (906)

32.2	Certification of Chief Financial Officer (906)

b.     Reports on Form 8-K

We furnished the following reports on Form 8-K during the second quarter of 2004.

On April 28, 2004 the Company furnished a Current Report on Form 8-K, including a press release announcing its financial results for the quarter ended March 31, 2004.

On April 29, 2004 the Company furnished a Current Report on Form 8-K, including a copy of an investor presentation related to its first quarter 2004 financial results.

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

Signature	Title	Date
/s/ Brian D. Jellison
Brian D. Jellison	Chief Executive Officer and President	July 30, 2004

/s/ Martin S. Headley
Martin S. Headley	Vice President and Chief Financial Officer	July 30, 2004

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2, 4.02 and 10.06 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996.

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Certification of Chief Executive Officer (302)

31.2	Certification of Financial Officer (302)

32.1	Certification of Chief Executive Officer (906)

32.2	Certification of Financial Officer (906)