Form 10-Q
period 2004-09-30
ROPER INDUSTRIES INC /DE/
filed 2004-11-05
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2004 was approximately 37,157,088.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
 (in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$240,141	$172,064	$693,215	$487,562
Cost of sales	120,570	78,894	348,191	230,504

Gross profit	119,571	93,170	345,024	257,058
Selling, general and administrative expenses	74,151	60,649	225,924	178,262

Income from operations	45,420	32,521	119,100	78,796
Interest expense	7,327	4,018	21,066	12,653
Other income/(expense)	(17)	(239)	18	(195)

Earnings from continuing operations before
income taxes	38,076	28,264	98,052	65,948
Income taxes	10,694	8,479	28,986	19,784

Earnings from continuing operations	27,382	19,785	69,066	46,164
Loss from discontinued operations, net of
tax	--	1,912	--	2,822

Net earnings	$27,382	$17,873	$69,066	$43,342

Net earnings per share:
Basic:
Earnings from continuing operations	$0.74	$0.63	$1.87	$1.47
Loss from discontinued operations	--	(0.06)	--	(0.06)

Net Earnings	$0.74	$0.57	$1.87	$1.38

Diluted:
Earnings from continuing operations	$0.73	$0.62	$1.84	$1.45
Loss from discontinued operations	--	(0.06)	--	(0.09)

Net Earnings	$0.73	$0.56	$1.84	$1.36

Weighted average common shares outstanding:
Basic	37,039	31,571	36,870	31,482
Diluted	37,673	32,055	37,474	31,844

Dividends declared per common share	$0.09625	$0.08750	$0.28875	$0.26250

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2004	December 31, 2003
ASSETS:

Cash and cash equivalents	$102,416	$70,234
Accounts receivable, net	169,592	150,856
Inventories	109,316	107,082
Deferred taxes	20,671	33,314
Other current assets	9,019	19,706

Total current assets	411,014	381,192

Property, plant and equipment, net	74,189	78,461
Goodwill	739,418	711,158
Other intangible assets, net	297,015	298,669
Deferred taxes	10,828	6,034
Other noncurrent assets	40,674	39,481

Total assets	$1,573,138	$1,514,995

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$46,165	$45,412
Accrued liabilities	80,012	93,523
Deferred taxes	1,640	1,639
Current portion of long-term debt	20,951	20,923

Total current liabilities	148,768	161,497

Long-term debt	594,746	630,186
Deferred taxes	55,426	50,187
Other liabilities	18,692	17,344

Total liabilities	817,632	859,214

Common stock	383	372
Additional paid-in capital	333,989	293,461
Unearned compensation on restricted stock	(473)	(59)
Retained earnings	394,908	336,520
Accumulated other comprehensive earnings	49,931	48,989
Treasury stock	(23,232)	(23,502)

Total stockholders' equity	755,506	655,781

Total liabilities and stockholders' equity	$1,573,138	$1,514,995

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$69,066	$43,342
Depreciation	13,437	8,556
Amortization	16,390	3,550
Other, net	2,666	2,322

Cash provided by operating activities	101,559	57,770

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(51,861)	(1,654)
Capital expenditures	(8,108)	(8,084)
Other, net	(3,521)	(1,969)

Cash used in investing activities	(63,490)	(11,707)

Cash flows from financing activities:
Debt payments, net	(34,954)	(45,800)
Issuance of common stock	28,873	--
Dividends	(10,678)	(8,284)
Other, net	10,876	5,340

Cash used in financing activities	(5,883)	(48,744)

Effect of foreign currency exchange rate changes on cash	(4)	1,921

Net increase/(decrease) in cash and cash equivalents	32,182	(760)

Cash and cash equivalents, beginning of period	70,234	15,270

Cash and cash equivalents, end of period	$102,416	$14,510

        See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2003	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$665,781
Net earnings	--	--	--	69,066	--	--	69,066
Stock option transactions	5	10,340	--	--	--	--	10,345
Treasury stock sold	--	370	--	--	--	270	640
Currency translation adjustments	--	--	--	--	942	--	942
Restricted stock grants	--	945	(414)	--	--	--	531
Issuance of common stock	6	28,873	--	--	--	--	28,879
Dividends declared	--	--	--	(10,678)	--	--	(10,678)

Balances at September 30, 2004	$383	$333,989	$(473)	$394,908	$49,931	$(23,232)	$755,506

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2004

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or “the Company”) for all periods presented.

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

The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings, as reported (in thousands)	$27,382	$17,873	$69,066	$43,342
Add: Total additional stock based
compensation included in net income	354	59	532	59
Deduct: Total additional stock based
compensation cost, net of tax	3,114	1,216	8,460	3,397

Net earnings Pro forma (in thousands)	$24,622	$16,716	$61,138	$40,004

Net Earnings per share, as reported:
Basic	$0.74	$0.57	$1.87	$1.38
Diluted	0.73	0.56	1.84	1.36
Net Earnings per share, Pro forma:
Basic	$0.66	$0.53	$1.66	$1.27
Diluted	0.65	0.52	1.63	1.26

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended September 30, 2004 and 2003 were $31,658 and $17,224, respectively, and $70,008 and $63,295 for the nine months ended September 30, 2004 and 2003 respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

4. Inventories

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials and supplies	$76,264	$72,259
Work in process	17,419	17,158
Finished products	41,758	42,841
Other inventory reserves	(24,801)	(23,852)
LIFO reserve	(1,324)	(1,324)

	$109,316	$107,082

5. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	Total
	(in thousands)
Balances at December 31, 2003	$224,026	$284,745	$81,501	$120,886	$711,158
Additions	--	203	24,641	2,703	27,547
Currency translation adjustments	(88)	117	(54)	738	713

Balances at September 30, 2004	$223,938	$285,065	$106,088	$124,327	$739,418

The increase in goodwill in the Energy Systems and Controls segment relates to the acquisition of the power generation business of R/D Tech which closed on June 7, 2004. The purchase price was approximately $39,000 with gross assets of approximately $15,000 and gross liabilities of approximately $500.

6. Other intangible assets, net

	Cost	Accumulated amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$230,721	$(13,100)	$217,621
Unpatented technology	1,980	(606)	1,374
Software	26,171	(5,318)	20,853
Patents and other protective rights	8,337	(5,008)	3,329
Trade secrets	6,202	(1,241)	4,961
Sales order backlog	500	(500)	--
Assets not subject to amortization:
Trade names	48,878	--	48,878

Balances at September 30, 2004	$322,789	$(25,774)	$297,015

Amortization expense of other intangible assets was $13,861 and $3,550 during the nine months ended September 30, 2004 and 2003, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the nine months ended September 30, 2004 is presented below (in thousands).

Balance at December 31, 2003	$5,014
Additions charged to costs and expenses	4,305
Deductions	(4,233)
Other	173

Balance at September 30, 2004	$5,259

8. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	Change	2004	2003	Change
Net sales:
Instrumentation	$50,751	$44,607	13.8%	$149,578	$130,445	14.7%
Industrial Technology	100,735	43,213	133.1	294,814	126,816	132.5
Energy Systems & Controls	42,807	41,621	2.8	111,145	105,260	5.6
Scientific & Industrial Imaging	45,848	42,623	7.6	137,678	125,041	10.1

Total	$240,141	$172,064	39.6%	$693,215	$487,562	42.2%

Gross profit:
Instrumentation	$28,049	$26,316	6.6%	$85,809	$76,223	12.6%
Industrial Technology	43,859	19,926	120.1	124,371	58,576	112.3
Energy Systems & Controls	21,468	23,053	(6.9)	58,059	55,253	5.1
Scientific & Industrial Imaging	26,195	23,875	9.7	76,785	67,006	14.6

Total	$119,571	$93,170	28.3%	$345,024	$257,058	34.2%

Operating profit*:
Instrumentation	$9,233	$8,200	12.6%	$27,063	$21,042	28.6%
Industrial Technology	22,451	9,394	139.0	59,862	27,586	117.0
Energy Systems & Controls	9,818	10,636	(7.7)	21,467	19,591	9.6
Scientific & Industrial Imaging	8,268	8,097	2.1	22,648	20,796	8.9

Total	$49,770	$36,327	37.0%	$131,040	$89,015	47.2%

        * Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $4,350 and $3,806 for the three months ended September 30, 2004 and 2003, respectively, and $11,940 and $10,219 for the nine months ended September 30, 2004 and 2003, respectively.

9. Discontinued Operations

During the transition period ended December 31, 2002, the Company formalized its decision to offer for sale the Petrotech operation. Petrotech was subsequently sold on August 31, 2003. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$--	$1,057	$--	$4,304

Loss before income taxes	--	(1,281)	--	(2,671)
Income tax benefit/(expense)	--	(631)	--	(151)

Loss on discontinued operations	$--	$(1,912)	$--	$(2,822)

The Petrotech operation was previously reported in the Company’s Energy Systems and Controls segment. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

10. Recently Released Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation. The implementation of FSP 106-1 had no material impact on the Company

The Emerging Issues Task Force issued EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” effective for periods ending after March 31, 2004, regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Company does not have securities subject to the provisions of EITF 03-06 and, as such, the implementation of EITF 03-06 had no material impact on the Company’s financial statements.

The EITF reached final consensus on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require convertible debt with a market price contingency to be included in diluted EPS calculations. The consensus should be applied to reporting periods ending after December 15, 2004. Management is in the process of assessing the implications of this new standard for the Company.

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

Compensation expense of $354,444 was recorded during the three months ended September 30, 2004 for the awards.

12. Senior Subordinated Convertible Notes

In December, 2003, Roper issued $230 million of 3.75% subordinated convertible notes due 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment to all of our existing and future senior debt. Interest on the notes is payable semiannually on July 15 and January 15 until the year 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. Holders may convert their notes into 6.211 shares of our common stock, subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

13. Subsequent Event

On October 5, 2004, the Company entered into a definitive agreement to acquire TransCore Holdings, Inc. from an investor group led by KRG Capital Partners, L.L.C. in a transaction valued at approximately $600 million. The acquisition is expected to close in the fourth quarter of 2004.

The Company has received commitments from JPMorgan Chase Bank and Wachovia Bank, N.A. for a senior secured credit facility consisting of term loans and a revolving credit line, which will result in lower LIBOR spreads and an improved maturity structure. In addition, the Company plans to raise approximately $250 million of cash through the issuance of common stock. The Company expects to record a non-cash charge of approximately $5-6 million, net of tax, in the fourth quarter of 2004 to write-off deferred costs in connection with its existing senior credit facility.

Consummation of the new credit facility is subject to the negotiation and execution of definitive loan documentation and customary closing conditions. The actual components of the financing plan and the terms of the financings are subject to certain conditions in the commitment letter and prevailing market conditions at the time of the closing and may, as a result, be different from described above.

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

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first nine months of 2004, our results of operations benefited from the acquisition of Neptune Technology Group Holdings, Inc. (“NTGH”) made on December 29, 2003. NTGH is comprised of Neptune Technology, a leader in the meter management market; DB Microware, providing various software products for utility markets; and DAP Technologies, a leading fully rugged computer provider. Neptune Technology and DB Microware are both reported in our Industrial Technology segment, and DAP Technologies is reported in our Scientific and Industrial Imaging segment. On June 7, 2004 we purchased the power generation business of R/D Tech, which complements Roper’s existing business of nondestructive evaluation systems for power utilities and is reported in the Energy Systems and Controls segment.

Since 1993, and until this year, our most significant customer has been OAO Gazprom (“Gazprom”), a Russian enterprise that is the world’s largest gas provider. We have provided complex gas transmission pipeline controls and related services to Gazprom that represented at least 7% of our sales during the period 1993 to 2002. Our growth elsewhere and declines in Gazprom demand have resulted in Gazprom sales being less than 1% of total net sales during the early part of this year and we expect this level for the full year. We understand that Gazprom demand has declined due to hard currency liquidity issues and changes in their procurement practices, including the purchase of control systems from Russian OEM turbomachinery manufacturers. We supply control systems to certain of these OEM’s.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition (percent of completion), income taxes and goodwill analysis. These issues, except for income taxes ( which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2004, our allowance for doubtful accounts receivable, sales returns and sales credits was $4.9 million, or 2.8% of total gross accounts receivable of $174.4 million. The amount of the reserve has remained consistent over the past four quarters.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2004, inventory reserves for excess and obsolete inventory were $24.8 million, or 18.3% of gross first-in, first-out inventory cost. The amount of our inventory reserve is comparable to the prior year end amount and slightly higher as a percentage of gross first-in, first-out inventory cost.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2004, the accrual for future warranty obligations was $5.3 million or 0.5% of annualized third quarter sales. The amount of our warranty reserve is comparable to the prior year end amount.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2004, we recognized $2.8 million of net sales using this method. In addition, approximately $10.8 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2004. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We utilized an effective income tax rate of 28.1% in the third quarter, which is 190 basis points lower than the 30.0% rate used in the prior year third quarter. The current year quarter includes a one time credit of approximately $0.9 million from a research and development tax credit study related to prior years, which was completed during the quarter. We anticipate the Company’s effective tax rate for the fourth quarter of 2004 to be approximately 30.5% exclusive of any effects of the TransCore acquisition expected to be completed during the fourth quarter of 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales
Instrumentation	$50,751	$44,607	$149,578	$130,445
Industrial Technology	100,735	43,213	294,814	126,816
Energy Systems & Controls	42,807	41,621	111,145	105,260
Scientific & Industrial Imaging	45,848	42,623	137,678	125,041

Total	$240,141	$172,064	$693,215	$487,562

Gross profit:
Instrumentation	55.3%	59.0%	57.4%	58.4%
Industrial Technology	43.5	46.1	42.2	46.2
Energy Systems & Controls	50.2	55.4	52.2	52.5
Scientific & Industrial Imaging	57.1	56.0	55.8	53.6

Total	49.8	54.1	49.8	52.7
Selling, general & administrative expenses:
Instrumentation	37.1%	40.6%	39.3%	42.3%
Industrial Technology	21.3	24.4	21.9	24.4
Energy Systems & Controls	27.2	29.8	32.9	33.9
Scientific & Industrial Imaging	39.1	37.0	39.3	37.0

Total	29.1	33.0	30.9	34.5
Segment operating profit:
Instrumentation	18.2%	18.4%	18.1%	16.1%
Industrial Technology	22.3	21.7	20.3	21.8
Energy Systems & Controls	22.9	25.6	19.3	18.6
Scientific & Industrial Imaging	18.0	19.0	16.4	16.6

Total	20.7	21.1	18.9	18.3
Corporate administrative expenses	(1.8)	(2.2)	(1.7)	(2.1)

Earnings from continuing operations	18.9	18.9	17.2	16.2
Interest expense	(3.1)	(2.3)	(3.0)	(2.6)
Other income / (expense)	--	(0.1)	--	--

Earnings from continuing operations before taxes	15.9	16.4	14.1	13.5
Income taxes	(4.5)	(4.9)	(4.2)	(4.1)

Earnings from continuing operations	11.4	11.5	10.0	9.5
Loss from discontinued operations, net of tax	--	(1.1)	--	(0.6)

Net earnings	11.4%	10.4%	10.0%	8.9%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net sales for the quarter ended September 30, 2004 were $240.1 million as compared to $172.1 million in the prior year quarter, a 39.6% increase. Approximately $63.6 million of this increase was due to acquisitions, primarily NTGH completed on December 29, 2003, however, all of our segments showed improvement over the prior year quarter. Organic sales, excluding net sales to Gazprom, were $175.3 million for the three months ended September 30, 2004 compared to $164.6 million in the prior year quarter, a 6.5% increase. During the quarters ended September 30, 2004 and 2003 our net sales to Gazprom were $1.2 million and $7.4 million, respectively.

In our Industrial Technology segment, net sales were up 133.1% to $100.7 million in the third quarter of 2004 as compared to $43.2 million in the third quarter of 2003 due primarily to the inclusion of Neptune Technology and DB Microware in the current year quarter. Gross margins were lower at 43.5% for the third quarter of 2004 as compared to 46.1% in the third quarter of 2003. The decrease was primarily due to the Neptune margins being lower than the pre-acquisition segment average. SG&A expenses as a percentage of net sales were 21.3%, down from 24.4% in the prior year quarter. The reduction was primarily due to a lower SG&A structure for the Neptune business, but we also experienced some benefit from completed restructuring activities. The resulting operating profit margins were 22.3% in the third quarter of 2004 as compared to 21.7% in the third quarter of 2003.

In our Instrumentation segment, net sales were up $6.1 million or 13.8% as compared to the prior year quarter due to continued strength in petroleum and materials testing markets. Gross margins were 55.3% in the current quarter compared to 59.0% in the third quarter of 2003 due to lower margins being obtained in the petroleum testing portion of this segment. SG&A expenses as a percentage of net sales decreased to 37.1% in the current quarter, compared to 40.6% in the prior year quarter due to the benefits of completed restructuring activities. Overall, the segment reported operating profit margins of 18.2% as compared to 18.4% in the prior year quarter.

Net sales in our Energy Systems & Controls segment increased by 2.8% to $42.8 million during the third quarter of 2004 compared to the third quarter of 2003. Excluding sales to Gazprom, third quarter net sales increased 21.6% from $34.2 million to $41.6 million primarily due to the acquisition of the power generation business of R/D Tech, which had sales of $4.9 million, and strong activity in other oil & gas markets, offset somewhat by a $6.2 million reduction in sales to Gazprom. Gross margins decreased to 50.2% in the third quarter of 2004 compared to 55.4% in the third quarter of 2003 as a result of lower sales levels to Gazprom and negative product mix in our non-destructive evaluation business. SG&A expenses as a percentage of net sales were down slightly to 27.2% compared to prior year quarter at 29.8%. As a result, operating margins were 22.9% in the third quarter of 2004 as compared to 25.6% in third quarter of 2003.

Our Scientific & Industrial Imaging segment net sales increased by 7.6% due to the inclusion of sales of DAP Technologies, part of the NTGH acquisition. Gross margins improved from 56.0% in the third quarter of 2003 to 57.1% in the third quarter of 2004 due to a favorable mix of product sales. SG&A as a percentage of net sales was 39.1% in the third quarter of 2004 as compared to 37.0% in the third quarter of 2003. Overall, the segment reported operating profit margins of 18.0% as compared to 19.0% in the prior year quarter.

Corporate expenses were $4.4 million in the third quarter of 2004 as compared to $3.8 million in the third quarter of 2003. Additional governance costs were the primary factor behind the increase.

Interest expense of $7.3 million for the third quarter of 2004 was 82.4% higher as compared to the third quarter of 2003 interest expense of $4.0 million. This increase is due to the higher debt levels associated with the NTGH acquisition completed in December 2003, and increasing interest rates on the variable rate portion of our outstanding debt.

Income taxes were 28.1% of pretax earnings in the current quarter as compared to 30.0% in the third quarter of 2003. The current year quarter includes a one time credit of approximately $0.9 million from a research and development tax credit study related to prior years, which was completed during the quarter. We anticipate that our effective tax rate for the fourth quarter of 2004 will be approximately 30.5%, exclusive of any effects of the TransCore acquisition, which is expected to be completed during the fourth quarter of 2004.

At September 30, 2004, the functional currencies of our European subsidiaries were slightly stronger against the U.S. dollar compared to currency exchange rates at December 31, 2003 and September 30, 2003. The currency changes resulted in an increase of $4.3 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $3.0 million of the total adjustment related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the third quarter of 2004 benefited slightly from the weakening of the US dollar, primarily against the Euro. The difference between the operating results for these companies for the three months ended September 30, 2004, translated into U.S. dollars at average currency exchange rates experienced during the quarter and these operating results translated into U.S. dollars at average currency exchange rates experienced during the comparable quarter in 2003 was approximately 1.1%.

Net orders, booked from continuing operations, were $248.4 million for the quarter, 53.1% higher than the third quarter 2003 net order intake of $162.2 million. Approximately $69.0 million of the order increase was due to acquisitions, primarily NTGH, completed on December 29, 2003. We also experienced strong bookings in our Instrumentation Segment. Overall, our order backlog at September 30, 2004 was up 46.2% as compared to September 30, 2003. The increase is primarily in the Industrial Technology segment due to the Neptune Technology acquisition.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2004	2003	2004	2003
Instrumentation	$55,282	$45,144	$20,505	$15,188
Industrial Technology	101,875	40,315	56,275	25,909
Energy Systems & Controls	47,826	37,676	36,474	26,261
Scientific & Industrial Imaging	43,397	39,094	36,056	34,736

	$248,380	$162,229	$149,310	$102,094

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net sales for the nine month period ended September 30, 2004 were $693.2 million as compared to $487.6 million in the prior year quarter, a 42.2% increase. Approximately $176.8 million of this increase was due to acquisitions, primarily NTGH completed on December 29, 2003, however, all of our segments showed improvement over the prior year period.

In our Industrial Technology segment, net sales were up 132.5% to $294.8 million in the first nine months of 2004 as compared to $126.8 million in the first nine months of 2003 due primarily to the inclusion of Neptune Technology and DB Microware in the current year period. Gross margins were lower at 42.2% for the first nine months of 2004 as compared to 46.2% in the first nine months of 2003. The decrease was primarily due to the Neptune margins being lower than the pre-acquisition segment average. Additionally, Neptune margins were adversely impacted by the inclusion of approximately $1.5 million in cost of goods sold during the first quarter related to purchase accounting that will not recur in future quarters. Also, the first quarter of 2004 included $0.3 million of restructuring costs included in cost of goods sold which are not expected to recur. SG&A expenses as a percentage of net sales were 21.9%, down from 24.4% in the prior year period. The reduction was primarily due to a lower SG&A structure for the Neptune business. Also, the first quarter of 2004 included $0.7 million of restructuring included in SG&A which is not expected to recur. The resulting operating profit margins were 20.3% in the first nine months of 2004 as compared to 21.8% in the first nine months of 2003.

In our Instrumentation segment, net sales were $149.6 million as compared to $130.4 million in the prior year period, up $19.2 million or 14.7%. This segment experienced increased revenues from our foreign sales attributable to the stronger Euro and increased sales in certain petroleum and materials testing markets. Gross margins decreased to 57.4% in the current period from 58.8% in the first nine months of 2003 with lower margins being experienced in the most recent quarter in our petroleum testing businesses. SG&A expenses as a percentage of net sales were lowered to 39.3% in the current period, compared to 42.3% in the prior year period as benefits were realized from restructuring activities. Overall the segment reported operating profit margins of 18.1% as compared to 16.1% in the prior year period.

Net sales in our Energy Systems & Controls segment increased by 5.6% to $111.1 million during the first nine months of 2004, compared to $105.3 million in the first nine months of 2003 due to the inclusion in the third quarter of the first full quarter results of the acquisition of the power generation business of R/D Tech, as well as strong performance in our power utility maintenance and oil & gas markets, offset somewhat by a $14.2 million reduction in sales to Gazprom. Gross margins decreased slightly to 52.2% in the first nine months of 2004 compared to 52.5% in the first nine months of 2003. SG&A expenses decreased to 32.9% in the current nine month period as compared to 33.3% in the prior year period. As a result, operating margins were 19.3% in the first nine months of 2004 as compared to 18.6% in first nine months of 2003.

Our Scientific & Industrial Imaging segment net sales increased by 10.1% to $137.7 million in the nine months ended September 30, 2004 as compared to $125.0 million in the prior year period due primarily to the inclusion of sales of DAP Technologies, part of the NTGH acquisition. Gross margins improved from 53.6% in the first nine months of 2003 to 55.8% in the first nine months of 2004 due to strength in imaging equipment sales. SG&A as a percentage of net sales was 39.3% in the first nine months of 2004 as compared to 37.0% in the first nine months of 2003. Overall, the segment reported operating profit margins of 16.4% as compared to 16.6% in the prior year nine month period.

Corporate expenses were $11.9 million in the first nine months of 2004 as compared to $10.2 million in the first nine months of 2003. Additional governance costs and variable compensation expenses were the primary factors behind the increase.

Interest expense of $21.1 million for the first nine months of 2004 was 66.5% higher as compared to the first nine months of 2003 interest expense of $12.7 million. This increase is primarily due to the higher debt levels associated with the NTGH acquisition completed in December 2003.

Income taxes were 29.6% of pretax earnings in the period ended September 30, 2004 as compared to 30.0% in the prior year period ended September 30, 2003. This decrease includes a one time credit of approximately $0.9 million related to a research and development tax credit study as well as the offsetting impact of the NTGH businesses acquired in the fourth quarter of 2003 and the capital restructuring completed in conjunction with that acquisition.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $35.6 million in the third quarter of 2004 as compared to $21.2 million in the third quarter of 2003, a 67.6% increase. This increase is attributable to the inclusion of NTGH in the current year results, better performance of our business units, successful implementation of our restructuring efforts, and our continued focus on working capital reduction. Cash used by financing activities during the current and prior year quarter resulted primarily from dividend and debt payments.

Net cash provided by operating activities in the first nine months of 2004 of $101.6 million was 75.8% higher than in the equivalent nine month period of 2003 primarily due to the reasons noted above.

In January 2004, an underwriters’ overallotment of 630,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $30.2 million before expenses.

$35.0 million of debt was repaid over the nine months ended September 30, 2004 as compared with $45.8 million in the prior year period. The Company completely repaid its revolving credit facility balance of $20.0 million that was outstanding subsequent to the closing of the NTGH acquisition. In addition, $15.0 million of principal payments on the Company’s $400.0 million term loan were made in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $180.8 million at September 30, 2004 compared to $170.4 million at December 31, 2003, reflecting the decrease in certain accrued liabilities that existed at year end related to the NTGH acquisition. Total debt was $615.7 million at September, 2004 compared to $651.1 million at December 31, 2003. The leverage of the Company improved as shown in the following table:

	September 30, 2004	December 31, 2003
Total Debt	$615,697	$651,109
Cash	(102,416)	(70,234)

Net Debt	513,281	580,875
Stockholders' Equity	755,506	655,781

Total Net Capital	$1,268,787	$1,236,656

Net Debt / Total Net Capital	40.5%	47.0%

Our debt consists of a $625 million senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $400 million amortizing term loan with a five year maturity and a $225 million revolving loan with a three year maturity. Our senior subordinated convertible notes are due in 2034. At September 30, 2004, our debt consisted of the $230 million in senior subordinated convertible notes and $385 million of term loans under the credit facility. The Company also had $15.3 million of outstanding letters of credit at September 30, 2004. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended September 30, 2004.

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $3.0 million and $3.2 million were incurred during the third quarters of 2004 and 2003 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Corporate governance costs during the fourth quarter of 2004 are expected to be significantly higher than the fourth quarter of 2003 due to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Recently Issued Accounting Standards

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation. The implementation of FSP 106-1 had no material impact on the Company

The Emerging Issues Task Force issued EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” effective for periods ending after March 31, 2004, regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Company does not have securities subject to the provisions of EITF 03-06 and the implementation of EITF 03-06 had no material impact on the Company’s financial statements.

The EITF reached final consensus on EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which will require convertible debt with a market price contingency to be included in diluted EPS calculations. The consensus should be applied to reporting periods ending after December 15, 2004. Management is in the process of assessing the implications of this new standard for the Company.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which has historically been experienced. However, the rate at which we can reduce our debt during 2004 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

Information About Forward Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “should,” “will,” “plan,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions, including with respect to the NTGH and TransCore acquisitions.

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

  completion of the TransCore acquisition;
  if completed, our ability to integrate TransCore into our operations;
  our ability to finance the TransCore acquisition on satisfactory terms;
  any unforeseen liabilities associated with recent or future acquisitions;
  limitations on our business imposed by our indebtedness;
  unfavorable changes in foreign exchange rates;
  difficulties associated with exports;
  risks and costs associated with our international sales and operations;
  difficulty making acquisitions and successfully integrating acquired businesses;
  increased product liability and insurance risks and costs;
  increased directors and officers liability and other insurance costs;
  increased warranty exposure;
  future competition;
  the cyclical nature of our markets;
  changes in the supply of, or price for, parts and components;
  environmental compliance costs and liabilities;
  risks and costs associated with asbestos-related litigation;
  potential write-offs of our substantial intangible assets;
  our ability to successfully develop new products;
  failure to protect our technology;
  trade tariffs that may be applied due to the U.S. government's delay in complying with certain WTO directives;
  terrorist attacks; and
  the factors discussed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading "Risk Factors."

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management evaluate and report on the effectiveness of our internal controls over financial reporting and provide management's assessment of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2004. Our independent auditors also must attest to, and report on, management’s assessment of our internal controls over financial reporting.

We are in the process of evaluating our internal controls over financial reporting. As part of this process, we have invested a substantial amount of time and resources in documenting and testing our system of internal control. We have not identified any material weakness, but management has identified certain internal control issues that we believe need to be improved. As a result, we have made improvements to our internal controls and will continue to do so. Based on our current knowledge, we believe that our documentation, testing and final assessment of our internal controls over financial reporting will be completed on a timely basis. However, there can be no assurance that one or more deficiencies will not constitute what we or our independent auditors conclude is a material weakness in internal control over financial reporting or that we will be able to complete the process in time to allow our independent auditors to finish their assessment and issue their report on a timely basis.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of these statements in light of new information or future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings, and we are exposed to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At September 30, 2004 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes) and primarily variable rate borrowings under the $625 million credit facility. Our $400 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $225 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. During the first quarter of 2004, we fixed the interest rate at 4.108% on $100 million of the term note for a period of two years. At September 30, 2004, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At September 30, 2004, Roper’s outstanding variable-rate borrowings under the $625 million credit facility were $285 million. An increase in interest rates of 1% would increase our annualized interest costs by approximately $2.9 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 32.9% of our total third quarter sales and 78.7% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during the third quarter of 2004 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at average currency exchange rates experienced during third-quarter 2004 and these operating results translated into U.S. dollars at average currency exchange rates experienced during third-quarter 2003 was not material and resulted in increased operating profits of approximately 1.1%. If these currency exchange rates had been 10% different throughout the third quarter of 2004 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $0.7 million.

The changes in these currency exchange rates relative to the U.S. dollar during the third quarter of 2004 compared to currency exchange rates at June 30, 2004 resulted in an increase in net assets of $4.3 million that was reported as a component of comprehensive earnings, $3.0 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(d)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(e)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer (302)

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer (906)

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
(d)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	November 5, 2004
Brian D. Jellison	Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

/s/ Paul J. Soni	Director of Accounting	November 5, 2004
Paul J. Soni	(Principal Financial Officer)

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer (302)

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer (906)