Form 10-K
period 2004-12-31
ROPER INDUSTRIES INC /DE/
filed 2005-03-16
CIK 882835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $2,417,017,148.

Number of shares of Registrant’s Common Stock outstanding as of March 4, 2004: 42,478,333.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 25, 2005, are incorporated by reference into Part III of this Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

Item 1	Business	2
Item 2	Properties	12
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13

PART II

PART III

Item 10	Directors and Executive Officers of the Registrant	40
Item 11	Executive Compensation	40
Item 12	Security Ownership of Certain Beneficial Owners and Management	40
Item 13	Certain Relationships and Related Transactions	41
Item 14	Principal Accountant Fees and Services	41

PART IV

Item 15	Exhibits and Financial Statement Schedules	41
	Signatures	45

PART I

ITEM 1. BUSINESS

Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. We market these products and services to selected segments of a broad range of markets including radio frequency (RF) applications, water and wastewater, oil and gas, research, power generation, general industry and 15 other niche markets.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. We compete in many niche markets and believe that we are the market leader or a competitive alternative to the market leader in the majority of these markets.

In August 2003, we changed our fiscal year-end from October 31 to December 31. However, unless otherwise indicated, references to 2004, 2003 and 2002 in this Annual Report on Form 10-K (“Annual Report”) refer to the twelve months ended December 31, 2004, twelve months ended December 31, 2003, and twelve months ended October 31, 2002.

We continued our growth in 2004 from internal growth and the full-year contributions from the Neptune Technology Group Holdings, Inc. (“NTGH”) businesses acquired on December 29, 2003. Our 2004 acquisitions of the Power Generation business of R/D Tech on June 7, 2004 and TransCore Holdings, Inc. (“TransCore”) effective on December 13, 2004 were purchased for cash and financed through borrowings under our credit agreements and proceeds from our December 2004 public offering of our common stock.

The Company makes available free of charge on our website (www.roperind.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also accessible on the SEC’s website at www.sec.gov.

The annual certification of Roper’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A 12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on June 18, 2004.

Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets. We have developed and maintained a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products, the applications expertise used to create our advanced products and systems and our service capabilities. Our operating units grow their businesses through new product development and development of new applications and services for existing products to satisfy customer needs. In addition, our operating units continue to grow our customer base by expanding our distribution, selling other products through our existing channels and entering adjacent markets.

Diversified End Markets and Geographic Reach. Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. During that same period, we grew our global presence to the degree that our sales of products manufactured and exported from the U.S. and manufactured abroad and sold to customers outside the U.S. accounted for $459 million for 2004, up from $378 million in 2003. Information regarding our international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”).

Research and Development. We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products to enter new markets. Our research and development spending increased to $38.7 million in 2004 as compared to $32.6 million in 2003 and $29.6 million in 2002. We expect the amount spent on research and development activities to continue to rise in 2005 as a result of the acquisition of TransCore in December 2004.

The TransCore Acquisition and Related Recapitalization Transactions

On December 13, 2004, we acquired TransCore which is a leading provider of radio frequency identification (“RFID”) and satellite-based communication technologies and related services that are used by customers to automate and enhance business processes, increase asset productivity and improve security, largely for transportation-related applications in North America. TransCore was acquired for a cash purchase price of approximately $597 million (net of cash acquired and outstanding debt and prior to amounts incurred for due diligence and other direct external costs related to the acquisition).

We also completed a public offering of 5,000,000 shares of our common stock for gross proceeds of approximately $300.5 million. Concurrently with the closing of the offerings, we also entered into an amended and restated $1.055 billion five-year senior secured credit facility consisting of a $655 million term loan and a $400 million revolving credit facility. We used the proceeds from the common stock offering, together with borrowings under our senior secured credit facility, to pay for the acquisition, repay our existing credit facility and pay related fees and expenses. An underwriters’ overallotment of 115,000 shares of common stock was subsequently exercised and closed on December 28, 2004 for additional gross proceeds of approximately $6.9 million.

Our Business Segments

Our operations are reported in five market-focused segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Instrumentation, Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging, and RF Technology. Financial information about our business segments is presented in Note 13 of the Notes to Consolidated Financial Statements.

Instrumentation

Our Instrumentation segment principally offers equipment and consumables for materials analysis, fluid properties testing and industrial leak testing. These products and solutions are provided through three U.S.-based and two European-based operating units. For 2004, this segment had net sales of $213.7 million, representing 22.0% of our total net sales.

Materials Analysis Equipment and Consumables. We manufacture and sell equipment and supply various types of consumables necessary to extract and shape certain materials for production and to prepare materials samples for testing and analysis. These products are used mostly within the academic, government research, electronics and material science end-user markets.

Fluid Properties Testing Equipment. We manufacture and sell automated and manual test equipment to determine physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation, of liquids and gases for the petroleum and other industries.

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

The following table sets forth information regarding each class of products within the Instrumentation segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,		Year ended October 31,
	2004	2003	2002
Materials analysis equipment and consumables	$91,868	$76,943	$75,640
Fluid properties testing equipment	$82,619	$69,412	$68,180

The following chart shows the breakdown of the Instrumentation segment’s sales by end market for the year ended December 31, 2004:

Backlog. Our Instrumentation operating units’ sales reflect a combination of standard products and specifically engineered, application-specific products. Standard products are shipped within four weeks of receipt of order. One of our businesses has considerable sales of consumables that are typically shipped overnight. Certain systems, primarily those containing custom requirements by the customer have longer lead times. Blanket purchase orders are placed by certain end-users, with continuing requirements for fulfillment over specified periods of time. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $20.3 million at December 31, 2004 compared to $17.1 million at December 31, 2003.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturers’ representatives, agents, distributors and direct sales offices in both the U.S. and various other countries.

Customers.  None of this segment’s customers accounted for as much as 10% of its net sales for 2004.

Industrial Technology

Our Industrial Technology segment produces industrial pumps, flow measurement and metering equipment, industrial valves and controls and water meter and automatic meter reading (AMR) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2004, this segment had net sales of $396.7 million, representing 40.9% of our total net sales.

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

Water Meter and Automatic Meter Reading (AMR) Products and Systems. We manufacture and distribute several classes of water meter products serving the residential, and certain commercial and industrial water management markets, and several lines of automatic meter reading products and systems serving these markets.

The following table sets forth information regarding each class of products within the Industrial Technology segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,		Year ended October 31,
	2004	2003	2002
Industrial pumps	$95,272	$89,080	$83,484
Industrial valves and controls	$75,712	$66,166	$63,721

The following chart shows the breakdown of the Industrial Technology segment’s sales by end market during the year ended December 31, 2004:

Backlog. The Industrial Technology operating units’ sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain original equipment manufacturers, or OEMs, may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $50.0 million at December 31, 2004, as compared to $58.0 million at December 31, 2003.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers.  No customer was responsible for as much as 10% of this segment’s net sales for 2004.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, machinery vibration and other non-destructive inspection and measurement products and solutions, which are provided through three U.S.-based operating units. For 2004, this segment had net sales of $156.2 million, representing 16.1% of our total net sales.

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

The following table sets forth information regarding each class of products within the Energy Systems and Controls segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,		Year ended October 31,
	2004	2003	2002
Control systems	$77,908	$77,492	$97,889

The following chart shows the breakdown of sales by end market for the Energy Systems and Controls segment during the year ended December 31, 2004:

Backlog.  The majority of this segment’s business consists of larger engineered projects with lead times of three to nine months. As such, backlog typically fluctuates significantly depending upon the timing of large project awards. Standard products generally ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $45.1 million at December 31, 2004 compared to $31.0 million at December 31, 2003.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors.

Customers.  None of this segment’s customers accounted for as much as 10% of its net sales for 2004.

Scientific and Industrial Imaging

Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, and handheld computers and software. These products and solutions are provided through five U.S-based and two Canadian-based operating units. For 2004, this segment had net sales of $187.9 million, representing 19.4% of our total net sales.

Digital Imaging Products and Software. We manufacture and sell extremely sensitive, high-performance CCD and CMOS cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, automotive, and other end-user markets such as ballistic, biological and material science. They are frequently incorporated into products by OEMs.

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

The following table sets forth information regarding each class of products within the Scientific and Industrial Imaging segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,		Year ended October 31,
	2004	2003	2002
Digital imaging products and software	$160,973	$160,150	$134,859

The following chart shows the breakdown of the Scientific and Industrial Imaging segment’s sales by end market for the year ended December 31, 2004:

Backlog.  Our Scientific and Industrial Imaging segment companies typically have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $36.8 million at December 31, 2004, as compared to $42.5 million at December 31, 2003.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Customers.  No customer was responsible for as much as 10% of this segment’s net sales for 2004.

RF Technology

Our acquisition of TransCore on December 13, 2004 established our newest platform, RF Technology. Currently, this segment provides radio frequency identification (RFID) and satellite-based communication technologies that are used primarily in comprehensive toll and traffic systems and processing, security and access control and mobile asset tracking. This segment had sales of $15.2 million for the year ended December 31, 2004, representing 1.6% of our total net sales.

There was no class of products within the RF Technology segment that accounted for at least 10% of our total net sales in 2004. Backlog typically fluctuates significantly depending on the timing of large project awards. Standard products ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $183.7 million at December 31, 2004.

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

Environmental Matters and Other Governmental Regulation

Our operations and properties are subject to laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. We are required continually to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. We have experienced, and expect to continue to experience, modest costs relating to our compliance with environmental laws and regulations. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could increase our environmental compliance costs or subject us to new or increased liabilities.

Competition

Generally, our products and solutions face significant competition, usually from a limited number of competitors. We believe that we are a leader in most of our markets, and no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the life cycle and maturity of the technology employed. We compete primarily on product quality, performance, innovation, technology, price, applications expertise, distribution channel access and customer service capabilities.

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with employees, to protect our trade secrets and know-how. While we believe that none of our operating units are substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights, the product development and market activities of Compressor Controls, Gatan, Neptune Technology and Roper Scientific, in particular, have been planned and conducted in conjunction with continuing patent strategies. Our recent TransCore acquisition has developed a portfolio of RFID and satellite-based communication products, supported by over 100 patents. While we have not significantly licensed patents, trademarks, trade secrets and similar proprietary rights to and from third parties in the past, we may do so in the future.

Employees

As of December 31, 2004, we had approximately 5,600 total employees, of whom approximately 4,150 were located in the United States. Fewer than 50 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with employees to be good.

ITEM 2. PROPERTIES

Roper’s corporate offices, consisting of 13,800 square feet of leased space, are located near Atlanta, Georgia. We have established manufacturing, sales and service locations around the world to support our operations. The following table sets forth our principal properties as of December 31, 2004:

		Square Footage
Location	Property	Owned	Leased	Industry segment
Phoenix, AZ	Office/Mfg.	--	45,900	Industrial Technology
Tucson, AZ	Office/Mfg.	--	37,300	Scientific and Industrial Imaging
Tallassee, AL	Office/Mfg	300,000	5,000	Industrial Technology
Quebec City, Canada	Office/Mfg.	--	26,400	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	--	28,000	Energy Systems and Controls
Mississauga, Canada	Office	--	46,100	Scientific and Industrial Imaging
Pleasanton, CA	Office	--	19,400	Scientific and Industrial Imaging
Richmond, CA	Office/Mfg.	67,400	--	Industrial Technology
San Diego, CA	Office	--	61,800	RF Technology
Malu, China	Office/Mfg.	--	16,600	Industrial Technology
Shanghai, China	Office	--	16,100	Industrial Technology
Ballerup, Denmark	Office/Mfg.	--	88,500	Instrumentation
Orlando, FL	Office	--	16,100	RF Technology
Verson, France	Office/Mfg.	--	22,500	Instrumentation
Atlanta, GA	Office	--	34,000	RF Technology
Commerce, GA	Office/Mfg.	203,800	--	Industrial Technology
Duluth, GA	Office/HQ.	--	13,800	N/A
Büchen, Germany	Office/Mfg.	118,900	--	Industrial Technology
Lauda, Germany	Office/Mfg.	37,900	--	Instrumentation
Des Moines, IA	Office/Mfg.	--	88,000	Energy Systems and Controls
Burr Ridge, IL	Office/Mfg.	55,000	--	Industrial Technology
Acton, MA	Office/Mfg.	--	28,700	Instrumentation
Trenton, NJ	Office/Mfg.	40,000	--	Scientific and Industrial Imaging
Albuquerque, NM	Office/Mfg.	--	74,700	RF Technology
Syosset, NY	Office/Mfg.	--	27,500	Industrial Technology
West Lake, OH	Office/Mfg.	--	18,000	Instrumentation
Kanata, Ontario	Office/Assem.	--	25,900	RF Technology
Beaverton, OR	Office	--	54,400	RF Technology
Portland, OR	Office/Mfg.	--	128,000	Industrial Technology
Harrisburg, PA	Office	--	68,800	RF Technology
Warrendale, PA	Office/Mfg.	--	44,250	Scientific and Industrial Imaging
Carrollton, TX	Office	--	22,000	Instrumentation
Dallas, TX	Office	--	60,800	RF Technology
Houston, TX	Office/Mfg.	16,200	--	Energy Systems and Controls
Houston, TX	Office/Mfg.	--	35,000	Instrumentation
Houston, TX	Office/Mfg.	--	32,800	Instrumentation
Bury St. Edmunds, U.K	Office/Mfg.	90,000	--	Industrial Technology
Glasgow, U.K	Office/Mfg.	27,700	--	Instrumentation
Issaquah, WA	Office/Mfg.	--	86,400	Energy Systems and Controls

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of our security-holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our fiscal 2004 and 2003 quarters.

Calendar 2004	4th Quarter	$63.31	$58.40	$0.10625
	3rd Quarter	58.64	52.17	0.09625
	2nd Quarter	57.28	47.45	0.09625
	1st Quarter	52.88	45.27	0.09625

Calendar 2003	4th Quarter	$51.58	$43.90	$0.09625
	3rd Quarter	46.75	36.90	0.08750
	2nd Quarter	38.38	29.00	0.08750
	1st Quarter	39.80	26.75	0.08750

Based on information available to us and our transfer agent, we believe that as of March 4, 2005 there were 190 record holders of our common stock.

Dividends.     Roper has declared a cash dividend in each quarter since our February 1992 initial public offering and we have also annually increased our dividend rate since our initial public offering. In November 2004, our Board of Directors increased the quarterly dividend paid January 31, 2005 to $0.10625 per share from $0.09625 per share, an increase of 10%. However, the timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL DATA

The following summary consolidated selected financial data for and as of the end of the twelve months ended December 31, 2004 and 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002, 2001, and 2000 were derived from our audited consolidated financial statements. Our consolidated financial statements for and as of the end of each of the twelve months ended December 31, 2004 and 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002 were audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. In August 2003, we changed our fiscal year-end from October 31 to December 31 effective as of January 1, 2003, with the two months ended December 31, 2002 being the transition period.

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report (amounts in thousands, except per share data).

	12 months ended December 31,		2 months ended December 31,	12 months ended October 31,
	2004(1)	2003(2)	2002	2002(3)	2001(4)	2000(5)
	(in thousands, except per share data)
Operations data:
Net sales	$969,764	$657,356	$83,885	$617,462	$562,955	$469,999
Gross profit	485,045	346,138	41,565	333,755	304,750	252,522
Income from operations(6)	171,302	108,100	4,568	115,545	100,866	88,662
Earnings from continuing
operations before change in
accounting principle	93,852	48,061	1,240	66,438	57,415	49,575
Net earnings (loss)	93,852	45,239	853	40,053	55,839	49,278
Per share data:
Earnings from continuing
operations before change in
accounting principle:
Basic	$2.52	$1.52	$0.04	$2.13	$1.87	$1.63
Diluted	2.48	1.50	0.04	2.09	1.82	1.59
Net earnings (loss):
Basic	$2.52	$1.43	$0.03	$1.28	$1.82	$1.62
Diluted	2.48	1.41	0.03	1.26	1.77	1.58

Dividends declared	0.40	0.36	0.09	0.33	0.30	0.28
Balance sheet data:
Working capital	$302,610	$219,695	$126,221	$118,590	$135,972	$136,909
Total assets	2,366,404	1,514,995	824,966	828,973	762,122	596,902
Long-term debt, less current
portion	855,364	630,186	308,684	311,590	323,830	234,603
Stockholders' equity	1,114,086	655,781	380,981	376,012	323,506	270,191

(1)	Includes results of the power generation business of R/D Tech from June 7, 2004 and TransCore from December 13, 2004.
(2)	Balance sheet data includes the effect of the NTGH acquisition effective on December 29, 2003.
(3)	Includes results of Zetec from August 2002 and several smaller businesses acquired during fiscal 2002.
(4)	Includes results of Struers and Logitech from September 2001 and several smaller businesses acquired during fiscal 2001.
(5)	Includes results of Redlake MASD from November 1999, Abel Pump from May 2000, Antek Instruments from August 2000, Hansen Technologies from September 2000 and several smaller businesses acquired during fiscal 2000.
(6)	Includes $5.9 million of restructuring expenses in 2003.

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

Overview

We are a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products, instrumentation products and services and radio frequency identification and satellite-based communication technologies and related services. We market these products and services to selected segments of a broad range of markets including radio frequency (RF) applications, water and wastewater, oil and gas, research, power generation, general industry and 15 other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On June 7, 2004, we purchased the power generation business of R/D Tech which was combined with our existing Zetec business in the area of non-destructive evaluation. On December 13, 2004, we acquired TransCore a provider of technologies and related services in areas such as radio frequency identification (RFID), satellite-based communication, mobile asset tracking, security applications and comprehensive toll system and processing services. In connection with this acquisition we replaced our existing $625 million credit agreement, completed a public offering of 5,000,000 shares of our common stock, and entered into an amended and restated $1.055 billion credit agreement. An underwriters’ overallotment of 115,000 shares of our common stock was subsequently exercised and closed on December 28, 2004.

During the year ended December 31, 2004, our results of operations benefited from the NTGH acquisition made on December 29, 2003 and the partial year activities of the power generation business of R/D Tech purchased on June 7, 2004.

During the Transition Period ended December 31, 2002, we began reporting our operations under a new segment structure. This structure includes four market-focused groups intended to capture value-creating opportunities around common customers, market orientation, sales channels, technologies and common cost opportunities.

Following the segment realignment, we started a number of restructuring activities that were completed in the first quarter of 2004. During 2003, we completed the integration of our Acton Research and Integrated Design business units, the integration of AI Qualitek into the Uson business unit, the integration of production operations of our Redlake business unit into other Imaging segment facilities and the relocation of Struers manufacturing, engineering and administrative support into a new facility. In 2003 we also opened new production facilities in Mexico and China. During 2004 we moved the U.S. production operations of the Amot Controls business unit to other facilities and completed a restructuring of the Compressor Controls business unit to adjust to lower levels of OAO Gazprom business. All of these actions were planned to lower costs and enhance profit margins.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition (percent of completion), income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes, which are not allocated to our business segments, affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2004, our allowance for doubtful accounts receivable, sales returns and sales credits was $7.8 million, or 3.1% of total gross accounts receivable. This percentage is influenced by the risk profile of the underlying receivables and is not significantly different as a percent of sales as compared to the December 31, 2003 level.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2004, inventory reserves for excess and obsolete inventory were $25.6 million, or 16.1% of gross first-in, first-out inventory cost. This percentage has decreased from 18.0% in the fiscal year ended December 31, 2003. We expect this percentage to continue to decrease over time.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At December 31, 2004, the reserve for future warranty obligations was $6.4 million. Our expense for warranty obligations was less than 1% of net sales for each of the twelve month periods ended December 31, 2004, December 31, 2003, and October 31, 2002.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the twelve month period ended December 31, 2004, we recognized revenue of approximately $16.8 million using this method, primarily for major turn-key, longer term energy projects. No material amount of revenue was recognized using this method during the two month period ended December 31, 2002. Approximately $31.4 million and $2.4 million of revenue was recognized using this method during the twelve months ended December 31, 2003 and October 31, 2002, respectively. At December 31, 2004 approximately $58.3 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods. We expect a significant increase in revenue related to the use of percentage-of-completion accounting in 2005 as TransCore has several longer term projects related to toll and traffic systems that require use of this method.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2004, our effective income tax rate was 29.8%, which included a $0.9 million additional R&D credit, as compared to 27.5% for 2003. Our 2003 rate was abnormally low due to the marginal rate impact in the fourth quarter of fiscal 2003 of certain expenses related to the NTGH acquisition and related financing and the demonstrated ability to avoid repatriation of certain foreign sourced earnings. We expect our tax rate in 2005 to increase to approximately 32.5% due primarily to TransCore’s higher effective rate.

We adopted SFAS No. 142 effective November 1, 2001 – the beginning of our fiscal year ended October 31, 2002. The evaluation of goodwill and indefinite-lived intangible assets under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in somewhat cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of this cyclicality. The transitional business valuation reviews required by SFAS 142 indicated a reduction of the carrying value of goodwill for three business units (Redlake, Petrotech and Dynamco). This goodwill reduction was reported as a change in accounting principle retroactive to the beginning of our fiscal year ended October 31, 2002 and resulted in a transitional charge to earnings of approximately $26 million. SFAS 142 requires goodwill to be evaluated annually. If this annual review indicates further impairment of goodwill balances, that entire impairment will be recorded immediately and reported as a component of current operations. Our annual reviews undertaken during 2004 and 2003 did not indicate that any further impairment to the goodwill balances was necessary. Our acquisitions have generally included a large goodwill component and we expect this to continue with future acquisitions.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. We are unable to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales.

	12 months ended December 31, 2004	12 months ended December 31, 2003	2 months ended December 31, 2002	12 months ended October 31, 2002

Net sales
Instrumentation	$213,722	$181,329	$28,390	$175,490
Industrial Technology(1)	396,671	170,324	21,379	164,160
Energy Systems and Controls(2)	156,232	138,968	12,353	126,709
Scientific and Industrial Imaging(3)	187,926	166,735	21,763	151,103
RF Technology(4)	15,213	--	--	--

Total	969,764	657,356	83,885	617,462

Gross profit:
Instrumentation	57.8%	58.3%	57.7%	58.6%
Industrial Technology	42.6	45.6	43.9	46.2
Energy Systems and Controls	52.3	52.8	38.7	59.8
Scientific and Industrial Imaging	55.7	53.6	50.6	52.3
RF Technology	40.4	--	--	--

Total	50.0	52.7	49.5	54.1

Operating profit:
Instrumentation	20.2%	17.5%	15.9%	18.7%
Industrial Technology	20.7	21.2	14.4	22.8
Energy Systems and Controls	21.6	19.0	(21.2)	26.1
Scientific and Industrial Imaging	17.2	16.8	5.6	17.1
RF Technology	(0.1)	--	--	--

Total	19.7	18.6	7.3	20.9

Corporate administrative expenses	(2.0)	(2.2)	(1.9)	(2.2)
Income from continuing operations	17.7	16.4	5.4	18.7
Interest expense	(3.0)	(2.5)	(3.5)	(3.0)
Euro debt currency exchange loss	--	--	--	(0.7)
Loss on extinguishment of debt	(0.8)	(3.8)	--	--
Other income/(expense)	(0.1)	--	0.2	0.5

Income from continuing operations before taxes and
change in accounting principle	13.8	10.1	2.1	15.6
Income taxes	(4.1)	(2.8)	(0.6)	(4.8)
Loss on discontinued operations, net of taxes	--	(0.4)	(0.5)	(0.1)
Goodwill adjustment effective
November 1, 2001, net of taxes	--	--	--	(4.2)

Net earnings	9.7%	6.9%	1.0%	6.5%

(1)	Includes results of NTGH acquisition from December 29, 2003.
(2)	Includes results of Zetec from August 2002, and the power generation business of R/D Tech from June 7, 2004.
(3)	Includes results of NTGH acquisition from December 29, 2003 and several smaller business acquired during the years presented.
(4)	Includes results of TransCore from December 13, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 were $969.8 million as compared to sales of $657.4 million for the year ended December 31, 2003, an increase of 47.5%. This increase was the result of sales from acquired companies and strong internal growth. Our 2004 results included a full year of sales from the NTGH acquisition, six months of sales from the power generation business of R/D Tech and two weeks of sales from the TransCore acquisition.

In our Instrumentation segment, net sales for the year ended December 31, 2004 increased by $32.4 million or 17.9% over the year ended December 31, 2003. The increase was attributable to improved distribution, new product introductions, favorable market conditions, and changes in exchange rates.

Net sales for our Industrial Technology segment increased by $226.3 million or 132.9% for the twelve months ended December 31, 2004 over the twelve months ended December 31, 2003. The increase primarily resulted from the NTGH acquisition, and also included stronger sales into industrial, energy, and commercial refrigeration end markets.

In our Energy Systems and Controls segment, net sales for the twelve months ended December 31, 2004 increased by $17.3 million or 12.4% over the twelve months ended December 31, 2003. The increase was due to the partial-year impact of the power generation business of R/D Tech acquired in 2004 as well as higher system and product sales of energy applications, substantially offset by lower sales to Gazprom.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $21.2 million or 12.7% for the twelve months ended December 31, 2004 over the twelve months ended December 31, 2003. The increase was attributable to the full-year impact of NTGH acquired in 2003.

Our RF Technology segment was established in the fourth quarter of 2004 with the acquisition of TransCore on December 13, 2004 and includes two weeks of sales in 2004.

Our overall gross profit percentage was 50.0% for the year ended December 31, 2004 as compared to 52.7% for the year ended December 31, 2003. Instrumentation segment gross margins decreased to 57.8% as compared to 58.3% in the prior year. The margins were impacted by increased sales of third party sourced products that carried a lower gross profit margin, but good operating profit margins. As expected, Industrial Technology gross margins decreased, to 42.6% as compared to 45.6% in the prior year, because NTGH gross margins are lower than the segment average. Our Energy Systems and Controls segment gross margins were 52.3% in 2004 as compared to 52.8% in 2003. This was due to a margin decrease in our turbomachinery controls business offset by an increase in margins in our non-destructive testing business. Our Scientific and Industrial Imaging segment gross margins were 55.7% in 2004 as compared to 53.6% in 2003. This increase is due to improved margins in our high-performance digital imaging cameras and electron microscopes, much of which was achieved through the restructuring efforts undertaken in 2003.

Selling, general and administrative (SG&A) expenses decreased to 32.4% of net sales for the year ended December 31, 2004 from 36.2% of net sales for the year ended December 31, 2003. The decrease is due to leverage from higher sales levels and the reductions in restructuring expenses that were incurred in the prior year. This was offset with increased expenses related to compliance with the Sarbanes-Oxley Act.

Interest expense increased $12.5 million, or 76.1%, for the year ended December 31, 2004 compared to the year ended December 31, 2003, as a result of higher debt levels incurred due to the NTGH acquisition in December 2003.

Income taxes were 29.8% of pretax earnings in 2004 compared to 27.5% for 2003. Our 2003 rate was low due to the marginal rate impact in the fourth quarter of fiscal 2003 of certain expenses related to the NTGH acquisition and related financing. Our 2004 rate also included an additional $0.9 million credit related to a R&D study completed during the year. We expect our tax rate in 2005 to increase to approximately 32.5% due primarily to TransCore’s higher effective rate.

At December 31, 2004, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2003. This strengthening resulted in an increase in the foreign exchange component of comprehensive earnings of $27.3 million in the twelve month period ending December 31, 2004. Approximately $19.5 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. 2004 operating earnings benefited 1.9% from stronger non-U.S. currencies. Foreign exchange differences related to our other non-U.S. subsidiaries were immaterial to 2004 financial performance.

The following table summarizes our net sales order information for the years ended December 31, 2004 and 2003 (dollar amounts in thousands).

	2004	2003	change
Instrumentation	$215,821	$178,255	21.1%
Industrial Technology	386,488	168,798	129.0
Energy Systems and Controls	170,459	143,933	18.4
Scientific and Industrial Imaging	182,887	154,538	18.3
RF Technology	15,213	--	n.m.

Total	$970,868	$645,524	50.4%

Instrumentation segment net orders improved due to continued strength for oil and gas desulfurization applications and higher orders for our materials analysis equipment. In addition, approximately 5.1% of the increase was due to the stronger European and Asian currencies against the dollar. Industrial Technology segment net orders strengthened over all markets from the prior year and also benefited from the orders for Neptune which were not included in the prior year. Energy Systems and Controls net orders rose due to strength in the non-destructive testing markets as well as the inclusion of the orders of the power generation business of R/D Tech which is included for almost seven months of the current year. In addition, there was continued strength in non-Gazprom oil and gas sectors, offset by significantly lower Gazprom orders. Scientific and Industrial Imaging net orders increased from strong orders for electron microscopy products.

The following table summarizes sales order backlog information at December 31, 2004 and 2003 (dollar amounts in thousands). Roper’s policy is to include in backlog only orders scheduled for shipment within twelve months.

	2004	2003	change
Instrumentation	$20,310	$17,068	19.0%
Industrial Technology	50,004	58,024	-13.8
Energy Systems and Controls	45,076	30,989	45.5
Scientific and Industrial Imaging	36,835	42,482	-13.3
RF Technology	183,742	--	--

Total	$335,967	$148,563	126.1%

The increase in backlog is due primarily to the inclusion of the TransCore backlog of firm orders which can be shipped within twelve months.

Year Ended December 31, 2003 Compared to Year Ended October 31, 2002

Net sales for the twelve months ended December 31, 2003 were $657.4 million as compared to sales of $617.5 million for the twelve months ended October 31, 2002, an increase of 6.5%. A significant part of the increase was the full year impact of our fiscal 2002 acquisitions, Zetec, AI Qualitek and QImaging. We had a significant decrease in sales to Gazprom ($33.7 million or 59.7% decline from the prior period) as a result of the change in their procurement processes. This significant decline was offset by sales increases in materials analysis equipment and consumables, imaging sales into electron microscopy markets, water/wastewater projects and other oil and gas sector sales.

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

Our overall gross profit percentage was 52.7% for the twelve months ended December 31, 2003 as compared to 54.1% for the twelve months ended October 31, 2002. Instrumentation segment gross margins were roughly flat period over period at 58.3% as compared to 58.6%. Industrial Technology gross margins decreased to 45.6% due to an erosion in part of our industrial valves and controls business that was addressed by moving production to lower cost environments. Our Energy Systems and Controls segment reported margins of 52.8% in fiscal 2003 as compared to 59.8% in fiscal 2002. A decrease was expected this year from the full year inclusion of Zetec whose gross margins are lower than the segment average. Additionally there were lower margins from the significantly lower levels of Gazprom sales in this segment in the current period. Our Scientific and Industrial Imaging segment gross margins were 53.6% in fiscal 2003 as compared to 52.3% in fiscal 2002 as we experienced a rebound in motion imaging equipment sales and a higher percentage of the segment sales in higher margin product.

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

The increase in backlog was primarily due to the inclusion of the NTGH entities at December 31, 2003. The decline in the Instrumentation backlog is the result of continued softness in our telecommunications business.

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $164.8 million for the twelve months ended December 31, 2004, $71.3 million for the twelve months ended December 31, 2003, and $86.8 million for the twelve months ended October 31, 2002. 2003 results include a $24.4 million write-off of debt extinguishment costs related to the recapitalization of the Company. The increase in 2004 over 2003 reflected stronger earnings from operations due to the inclusion of NTGH in 2004, strong internal growth, the non-recurrence of debt extinguishment cash cost and low cash tax payments due to the utilization of certain domestic net operating losses for tax purposes. Cash flows used in investing activities during each of fiscal 2004, 2003, and 2002 were primarily business acquisition costs. Cash flows from financing activities during each of these years were largely debt repayments and borrowings for acquisitions. Financing activities in 2004 also included amending and restating our previous $625 million credit agreement with our current $1.055 billion credit agreement to increase capacity, lower borrowing costs, and improve other terms and conditions.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $209.7 million at December 31, 2004 compared to $170.4 million at December 31, 2003. We acquired approximately $53.2 million of net current assets through business acquisitions during 2004.

Total debt was $891.9 million at December 31, 2004 (44.4% of total capital) compared to $651.1 million at December 31, 2003 (49.8% of total capital). Our increased debt at December 31, 2004 compared to December 31, 2003 was due to borrowings incurred at the end of the current year to fund the TransCore acquisition and replace the previous credit facility.

Our $1.055 billion credit facility consists of a $655 million term loan and a $400 million revolving loan, both with five year maturities. At December 31, 2004, our debt consisted of $230 million in senior subordinated convertible notes due in 2034, and the $655 million term loan. The Company had $47.3 million of outstanding letters of credit at December 31, 2004. $45 million of the letters of credit were issued via the revolving loan, thereby reducing its remaining capacity to $355 million. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2004.

Capital expenditures of $12.1 million, $10.4 million and $7.7 million were incurred during 2004, 2003 and 2002, respectively. We expect capital expenditures in 2005 to be slightly higher due to the higher capital expenditure requirements of the newly acquired TransCore business.

Description of Certain Indebtedness

Senior Secured Credit Facility

Concurrently with the closing of the TransCore acquisition and the common stock and debt offerings in December 2004, we entered into a $1.055 billion senior secured credit facility. This credit facility consists of a five-year $655 million term loan and a five-year $400 million revolving loan.

Our credit facility requires us to prepay the term loan and, in certain cases, reduce the commitments under the revolving loan, upon the receipt of certain proceeds, including from certain asset sales, the incurrence of certain debt, and up to 75% of our excess cash flows unless we meet a consolidated total leverage ratio test. We are also required to make quarterly principal payments on the term loans. The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio.

Senior Subordinated Convertible Notes

In December 2003, we issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%.

The notes are unsecured senior subordinated obligations, rank junior to our existing and future senior secured indebtedness and rank equally with our existing and future senior subordinated indebtedness.

As originally issued, each $1,000 principal amount of the notes will be convertible at the option of the holder into 6.211 shares of our common stock (subject to adjustment), if (i) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (ii) if the notes are called for redemption or (iii) if specified corporate transactions have occurred. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. On November 19, 2004, the Company began a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following table quantifies our contractual cash obligations and commercial commitments at December 31, 2004 (dollars in thousands).

	Payments Due in Fiscal
Contractual Cash Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$891,891	$36,527	$34,673	$65,500	$98,250	$426,941	$230,000
Operating Leases	89,100	25,700	20,900	14,200	8,600	5,800	13,900

Total	$980,991	$62,227	$55,573	$79,700	$106,850	$432,741	$243,900

	Amounts Expiring in Fiscal
Other Commercial Commitments	Total Amount Committed	2005	2006	2007	2008	2009	Thereafter
Standby letters of credit
and bank guarantees	$47,295	$46,743	$149	$134	$139	$50	$80

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a high rate. However, the rate at which we can reduce our debt during 2005 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation. The implementation of FSP 106-1 had no material impact on the Company.

The Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” effective for periods ending after March 31, 2004, regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Company does not have securities subject to the provisions of EITF 03-6 and, as such, the implementation of EITF 03-6 had no material impact on the Company’s financial statements.

The EITF reached final consensus on EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which would require convertible debt with a market price contingency to be included in diluted EPS calculations. The consensus should be applied to reporting periods ending after December 15, 2004. During December 2004, management completed a consent solicitation to modify the conversion provisions on the company’s convertible notes with the effect that they will not be required to be included in diluted EPS calculations pursuant to EITF 04-8.

In November 2004, the FASB issued FAS 151, “Inventory Costs-An Amendment of ARB No. 43” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and material waste. The standard requires that abnormal amounts of these items be recognized as current period charges. FAS 151 is effective for fiscal years beginning after June 15, 2005. The implementation of this standard is not expected to have a material impact on the Company’s Financial Statements.

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) effective for interim or annual reporting periods beginning after June 15, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. The Company will implement this standard effective July 1, 2005 and is currently evaluating the impact of this statement.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income” FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Company is currently evaluating the impact of the new FSPs.

Information About Forward Looking Statements

This Annual Report includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions, including with respect to the TransCore acquisition.

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

  our ability to integrate the TransCore acquisition businesses into our operations;
  any unforeseen liabilities associated with the TransCore businesses or future acquisitions;
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
  increased directors and officers liability and other insurance costs;
  risk of rising interest rates;
  product liability and insurance risks;
  increased warranty exposure;
  future competition;
  the cyclical nature of our markets;
  reduction of business with large customers;
  risks associated with government contracts;
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

At December 31, 2004, we had a combination of fixed and floating rate borrowings. Our $1.055 billion senior credit facility contains $655 million variable rate term notes and a $400 million variable rate revolver. To reduce the financial risk of future rate increases, the Company entered into fixed rate swap agreements, including a $100 million agreement expiring January 6, 2006, and, subsequent to year end, a $250 million agreement expiring March 13, 2008. Our $230 million senior unsecured convertible notes have a fixed interest rate. At December 31, 2004, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At December 31, 2004, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $555 million. An increase in interest rates of 1% would increase our annualized interest costs by $5.6 million (before accounting for the $250 million fixed rate swap agreement which we entered into subsequent to year end).

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 36% of our total sales and 77% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during 2004 and was relatively stable compared to other currencies. The difference between 2004 operating results for these companies translated into U.S. dollars during 2004 and these operating results translated into U.S. dollars during 2003 was not material. If these currency exchange rates had been 10% different throughout 2004 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $2.9 million.

The changes in these currency exchange rates relative to the U.S. dollar during 2004 compared to currency exchange rates at December 31, 2003 resulted in an increase in net assets of $27.3 million that was reported as a component of comprehensive earnings, $19.5 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statements of Earnings for the 12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002	F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the
12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and
the 12 months ended October 31, 2002	F-5

Consolidated Statements of Cash Flows for the 12 months ended December 31, 2004 and 2003,
2 months ended December 31, 2002, and the 12 months ended October 31, 2002	F-7

Notes to Consolidated Financial Statements	F-9

Supplementary Data:

Schedule II - Consolidated Valuation and Qualifying Accounts for the 12 months ended
December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months
ended October 31, 2002	S-1

Report of Independent Registered Public Accounting Firm

To the Shareholders
of Roper Industries, Inc.:

We have completed an integrated audit of Roper Industries, Inc.‘s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the twelve months ended December 31, 2004, December 31, 2003 and October 31, 2002 and the two month period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Scope of Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded R/D Tech and TransCore Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. We have also excluded R/D Tech and TransCore Holdings, Inc. from our audit of internal control over financial reporting. R/D Tech and TransCore Holdings, Inc. are wholly-owned subsidiaries whose total assets represent 2% and 30%, respectively, and whose total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP
Atlanta, Georgia

March 15, 2005

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(in thousands, except per share data)

	2004	2003
Assets
Cash and cash equivalents	$129,419	$70,234
Accounts receivable, net	242,014	150,856
Inventories	132,282	107,082
Deferred taxes	20,485	33,314
Other current assets	31,960	19,706

Total current assets	556,160	381,192

Property, plant and equipment, net	97,949	78,461
Goodwill	1,144,035	711,158
Other intangible assets, net	487,173	298,669
Deferred taxes	34,205	6,034
Other assets	46,882	39,481

Total assets	$2,366,404	$1,514,995

Liabilities and Stockholders' Equity
Accounts payable	$65,801	$45,412
Accrued liabilities	145,880	93,523
Deferred taxes	5,342	1,639
Current portion of long-term debt	36,527	20,923

Total current liabilities	253,550	161,497

Long-term debt	855,364	630,186
Deferred taxes	125,984	50,187
Other liabilities	17,420	17,344

Total liabilities	1,252,318	859,214

Preferred stock, $0.01 par value per share; 1,000 shares authorized;
none outstanding	--	--
Common stock, $0.01 par value per share; 80,000 shares authorized;
43,584 shares issued and 42,416 outstanding at December 31, 2004 and
37,226 shares issued and 36,042 outstanding at December 31, 2003	436	372
Additional paid-in capital	645,373	293,402
Retained earnings	415,188	336,520
Accumulated other comprehensive earnings	76,249	48,989
Treasury stock 1,168 shares at December 31, 2004 and 1,184 shares at
December 31, 2003	(23,160)	(23,502)

Total stockholders' equity	1,114,086	655,781

Total liabilities and stockholders' equity	$2,366,404	$1,514,995

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002
(Dollar and share amounts in thousands, except per share data)

	12 months ended December 31, 2004	12 months ended December 31, 2003	2 months ended December 31, 2002	12 months ended October 31, 2002
Net sales	$969,764	$657,356	$83,885	$617,462
Cost of sales	484,719	311,218	42,320	283,707

Gross profit	485,045	346,138	41,565	333,755
Selling, general and administrative expenses	313,743	238,038	36,997	218,210

Income from operations	171,302	108,100	4,568	115,545
Interest expense	28,847	16,384	2,978	18,506
Euro debt currency exchange loss	--	--	--	4,093
Loss on extinguishment of debt	8,168	25,054	--	--
Other income (expense)	(571)	(372)	179	3,381

Earnings from continuing operations before income
taxes and change in accounting principle	133,716	66,290	1,769	96,327
Income taxes	39,864	18,229	529	29,889

Earnings from continuing operations before change
in accounting principle	93,852	48,061	1,240	66,438
Loss from discontinued operations, net of taxes	--	2,822	387	415
Goodwill impairment, net of taxes of $11,130	--	--	--	(25,970)

Net earnings	$93,852	$45,239	$853	$40,053

Earnings per share:
Basic:
Earnings from continuing operations before
change in accounting principle	$2.52	$1.52	$0.04	$2.13
Loss from discontinued operations	--	(.09)	(.01)	(.01)
Goodwill adjustment effective November 1, 2001	--	--	--	(0.84)

Net earnings	$2.52	$1.43	$0.03	$1.28

Diluted:
Earnings from continuing operations before
change in accounting principle	$2.48	$1.50	$0.04	$2.09
Loss from discontinued operations	--	(.09)	(.01)	(.01)
Goodwill adjustment effective November 1, 2001	--	--	--	(0.82)

Net earnings	$2.48	$1.41	$0.03	$1.26

Weighted average common shares outstanding:
Basic	37,220	31,575	31,356	31,210
Diluted	37,832	31,992	31,854	31,815

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002
(in thousands, except per share data)

	Common Stock		Additional paid-in	Unearned compensation on restricted	Retained	Accumulated other comprehensive	Treasury	Total stockholders	Compre- hensive
	Shares	Amount	capital	stock grants	earnings	earnings	stock	equity	earnings
Balances at October 31, 2001	30,879	$321	$80,510	$--	$275,259	$(7,757)	$(24,827)	$323,506	$56,995

Net earnings	--	--	--	--	40,053	--	--	40,053	$40,053
Stock option transactions	462	5	8,096	--	--	--	--	8,101	--
Incentive bonus plan transactions	11	--	325	--	--	--	210	535	--
Treasury stock sold	11	--	222	--	--	--	215	437	--
Currency translation adjustments	--	--	--	--	--	13,697	--	13,697	13,697
Dividends declared ($0.33 per share)	--	--	--	--	(10,317)	--	--	(10,317	--

Balances at October 31, 2002	31,363	$326	$89,153	$--	$304,995	$5,940	$(24,402)	$376,012	$53,750

Net earnings	--	--	--	--	853	--	--	853	$853
Stock option transactions	7	--	111	--	--	--	--	111	--
Treasury stock sold	--	--	--	--	--	--	--	--	--
Currency translation adjustments	--	--	--	--	--	6,752	--	6,752	6,752
Dividends declared ($0.0875 per share)	--	--	--	--	(2,747)	--	--	(2,747)	--

Balances at December 31, 2002	31,370	$326	$89,264	$--	$303,101	$12,692	$(24,402)	$380,981	$7,605

Net earnings	--	--	--	--	45,239	--	--	45,239	$45,239
Stock option transactions	427	4	8,733	--	--	--	--	8,737	--
Treasury stock sold	11	--	147	--	--	--	226	373	--
Currency translation adjustments	--	--	--	--	--	36,297	--	36,297	36,297
Restricted Stock Grants	--	--	475	(59)	--	--	--	416	--
Stock issued in DAP Canada purchase	34	--	958	--	--	--	674	1,632	--
Secondary stock offering	4,200	42	191,518	--	--	--	--	191,560	--
Stock option tax benefit	--	--	2,366	--	--	--	--	2,366	--
Dividends declared ($0.35875 per share)	--	--	--	--	(11,820)	--	--	(11,820)	--

Balances at December 31, 2003	36,042	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$655,781	$81,536

Net earnings	--	--	--	--	93,852	--	--	93,852	$93,852
Stock option transactions	596	6	22,816	--	--	--	--	22,822	--
Treasury stock sold	17	--	493	--	--	--	342	835	--
Currency translation adjustments	--	--	--	--	--	27,260	--	27,260	27,260
Restricted Stock Grants	16	--	6,446	(5,485)	--	--	--	961	--
Secondary stock offering	5,000	50	286,853	--	--	--	--	286,903	--
Stock option tax benefit	--	--	5,358	--	--	--	--	5,358	--
Underwriter’s overallotment	745	8	35,490	--	--	--	--	35,498	--
Dividends declared ($0.3950 per share)	--	--	--	--	(15,184)	--	--	(15,184)	--

Balances at December 31, 2004	42,416	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086	$121,112

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002
(in thousands)

	12 months ended December 31, 2004	12 months ended December 31, 2003	2 months ended December 31, 2002	12 months ended October 31, 2002
Cash flows from operating activities:
Net earnings	$93,852	$45,239	$853	$40,053
Adjustments to reconcile net earnings to net cash
flows from operating activities:
Depreciation and amortization of property, plant and	18,260	11,540	1,943	11,600
equipment
Amortization of intangible assets & deferred finance costs	23,127	4,838	677	3,731
Goodwill transitional impairment, net of tax	--	--	--	25,970
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	(18,587)	(16,193)	16,395	5,499
Inventories	(1,498)	5,300	(3,657)	10,557
Accounts payable and accrued liabilities	9,761	4,222	(14,722)	(4,407)
Income taxes payable	30,852	(1,873)	(311)	6,723
Note receivable - supplier financing	--	15,279	5,093	(11,710)
Other, net	9,058	2,941	1,110	(1,258)

Cash provided by operating activities	164,825	71,293	7,381	86,758

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(641,147)	(492,510)	--	(82,813)
Capital expenditures	(12,141)	(10,422)	(658)	(7,738)
Other, net	(5,111)	(4,664)	(396)	(1,871)

Cash used in investing activities	(658,399)	(507,596)	(1,054)	(92,422)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	647,834	940,825	--	76,621
Principal payments on notes payable and long-term debt	(424,466)	(641,988)	(4,185)	(74,363)
Cash dividends to stockholders	(14,201)	(11,738)	--	(10,317)
Issuance of common stock	322,783	191,560	--	--
Treasury stock sales	598	230	--	972
Proceeds from stock option exercises, net	15,824	9,130	114	7,867

Cash provided by/(used in) financing activities	548,372	488,019	(4,071)	780

Effect of exchange rate changes on cash	4,387	3,248	592	887

Net increase (decrease) in cash and cash equivalents	59,185	54,964	2,848	(3,997)
Cash and cash equivalents, beginning of year	70,234	15,270	12,422	16,419

Cash and cash equivalents, end of year	$129,419	$70,234	$15,270	$12,422

Supplemental disclosures:
Cash paid for:
Interest	$20,351	$17,827	$5,967	$18,695

Income taxes, net of refunds received	$9,012	$24,186	$644	$22,940

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$758,674	$575,394	$--	$92,660
Liabilities assumed	(110,345)	(82,884)	$--	(9,847)
Non-cash consideration	(7,182)	--	$--	--

Cash paid, net of cash acquired	$641,147	$492,510	$--	$82,813

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements 12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation and RF products and services. We market these products and services to selected segments of a broad range of markets, including radio frequency (RF) applications, water and wastewater, oil and gas, research, power generation, general industry, and fifteen other niche markets.

Discontinued Operations – During the first quarter of fiscal 2003, the Company decided to offer for sale the Petrotech operation. The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. See footnote 15 for additional disclosure.

Accounts Receivable — Accounts receivable were stated net of an allowance for doubtful accounts of $7,838,000 and $4,498,000 at December 31, 2004 and 2003, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Cash and Cash Equivalents — Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. At December 31, 2004 had $44.0 million in cash equivalents, and none at December 31, 2003.

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

As of and for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month periods ended October 31, 2002, there were 81,000, 634,000, 672,000 and 345,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments — Roper’s long-term debt at December 31, 2004 included $230 million of fixed-rate term notes which were not materially different than prevailing market rates. Most of Roper’s other borrowings at December 31, 2004 were at various interest rates that adjust relatively frequently under its $1.055 billion credit facility. The fair value for each of these borrowings at December 31, 2004 was estimated to be the face value of these borrowings.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax structures that vary from country to country, and the United States’ treatment of non-U.S. earnings. Roper has provided for U.S. income taxes for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $30.5 million at December 31, 2004, because Roper intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, incremental U.S. taxes of approximately $10.7 million would accrue after utilization of U.S. tax credits.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles – Prior to Roper’s adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over periods that ranged from 5 to 40 years. Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. The transitional impairment that resulted from Roper’s adoption of this standard on November 1, 2002 has been reported as a change in accounting principle – see Note 5. No impairment resulted from the annual review performed in 2004. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Total goodwill includes 21 different business units with individual amounts ranging from less than $1 million to approximately $383 million.

Inventories— Inventories are valued at the lower of cost or market. Cost is determined using either the first-in, first-out method or the last-in, first-out method (“LIFO”). Inventories valued at LIFO cost comprised 8% and 9% of consolidated inventories at December 31, 2004 and 2003, respectively. There were no LIFO decrements recorded during any of the periods ended December 31, 2004.

Other Comprehensive Earnings – Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings for Roper during the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 were currency translation adjustments. Income taxes have not been provided on currency translation adjustments.

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

Recently Released Accounting Pronouncements — In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,”requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation. The implementation of FSP 106-1 had no material impact on the Company.

The Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” effective for periods ending after March 31, 2004, regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Company does not have securities subject to the provisions of EITF 03-6 and, as such, the implementation of EITF 03-6 had no material impact on the Company’s financial statements.

The EITF reached final consensus on EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which would require convertible debt with a market price contingency to be included in diluted EPS calculations. The consensus should be applied to reporting periods ending after December 15, 2004. During December 2004, management completed a consent solicitation to modify the conversion provisions on the company’s convertible notes with the effect that they will not be required to be included in diluted EPS calculations pursuant to EITF 04-8.

In November 2004, the FASB issued FAS 151, “Inventory Costs-An Amendment of ARB No. 43” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and material waste. The standard requires that abnormal amounts of these items be recognized as current period charges. FAS 151 is effective for fiscal years beginning after June 15, 2005. The implementation of this standard is not expected to have a material impact on the Company’s financial statements.

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) effective for interim or annual reporting periods beginning after June 15, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. The Company will implement this standard effective July 1, 2005 and is currently evaluating the impact of this statement.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income” FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Company is currently evaluating the impact of the new FSPs.

Research and Development — Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $38.7 million, $32.6 million and $29.6 million for the 12 month periods ended December 31, 2004 and 2003 and October 31, 2002, respectively. Research and development costs for the two months ended December 31, 2002 were $5.7 million.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

  persuasive evidence of an arrangement exists
  delivery has occurred or services have been rendered
  the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.
In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $16.8 million, $31.4 million and $2.4 million for the 12 month periods ended December 31, 2004 and 2003, and October 31, 2002, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

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

Stock-Based Compensation – Roper accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees.” Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 – “Accounting for Stock-Based Compensation,” provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

Roper has two stock incentive plans (the “1991 Plan” and the “2000 Plan”) which authorize the issuance of shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments. Stock options under both plans are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to five years. Options may no longer be granted under the 1991 Plan. A total of 2,500,000 shares have been reserved in the 2000 Plan for issuance as incentive equity stock awards. The 2000 Plan has no expiration date for the granting of options and had the capacity to grant an additional 932,000 and 1,677,000 options or equivalent instruments at December 31, 2004 and 2003, respectively.

Roper also has a stock compensation plan for non-employee directors (the “Non-employee Director Plan”). In 2003 and 2004, the Plan provided 2,000 restricted or deferred stock awards to each non-employee director. The restrictions on 50% of the restricted and deferred stock awards lapse upon continuous service for six months following the grant, and the restrictions on the remaining 50% lapse upon continuous service for one year following the award. In prior years, the Non-employee Director Plan provided for each non-employee director appointed or elected to the Board initial options to purchase 4,000 shares of Roper’s common stock and thereafter options to purchase an additional 4,000 shares each year under terms and conditions similar to the above-mentioned stock option plans, except that following their grant, all options become fully vested at the time of the Annual Meeting of Shareholders following the grant date and are exercisable ratably over five years following the date of grant. Stock options expire ten years from the date of grant. At December 31, 2004, and 2003, respectively, the Non-Employee Director Plan had the capacity to grant an additional 45,000 and 64,000 options or grants.

A summary of stock option transactions under these plans and information about stock options outstanding at December 31, 2004 are shown below:

	Outstanding options		Exercisable options
	Number	Average exercise price	Number	Average exercise price
October 31, 2001	2,231,000	$24.11	1,171,000	$17.91
Granted	651,000	41.11
Exercised	(469,000)	17.12
Canceled	(118,000)	31.89

October 31, 2002	2,295,000	$29.94	1,034,000	$22.59
Granted	479,000	38.35
Exercised	(7,000)	20.80
Canceled	(14,000)	36.98

December 31, 2002	2,753,000	$31.40	1,296,000	$24.74
Granted	107,000	31.81
Exercised	(438,000)	21.80
Canceled	(107,000)	36.60

December 31, 2003	2,315,000	$33.00	1,284,000	$29.30
Granted	765,000	41.62
Exercised	(602,000)	26.52
Canceled	(189,000)	38.44

December 31, 2004	2,289,000	$37.35	1,534,000	$34.74

All stock options granted during the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 were at exercise prices equal to the market price of Roper’s common stock when granted except for stock options related to the acquisition of TransCore that had a strike price below the market price at date of issuance to replace options held by certain TransCore employees.

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 7.93 - 15.00	37,000	$7.93	9.9	37,000	$7.93
15.01 - 25.00	297,000	21.77	6.0	297,000	21.77
25.01 - 35.00	441,000	31.44	5.1	365,000	31.36
35.01 - 45.00	949,000	39.66	7.2	548,000	39.80
45.01 - 55.00	484,000	46.21	9.0	287,000	46.22
55.01 - 60.24	81,000	59.90	9.9	--	--

$ 7.93 - 60.24	2,289,000	$37.35	7.2	1,534,000	$34.74

For pro forma disclosure purposes, the following fair values and assumptions were used to determine the stock-based compensation cost.

	Year ended December 31, 2004	Year ended December 31, 2003	Nov-Dec 2002	Year ended October 31, 2002
Weighted average fair value per share ($)	24.33	12.06	15.46	16.77
Risk-free interest rate (%)	3.24-3.85	3.42-3.99	3.71	4.00-5.00
Average expected option life (years)	7.0	7.0	7.0	7.0
Expected volatility (%)	35-37	35-36	35	33-37
Expected dividend yield (%)	0.75	0.75	0.75	0.75

Had Roper recognized compensation expense during fiscal 2004, 2003, and 2002 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been approximately as presented below.

	Year ended December 31, 2004	Year ended December 31, 2003	2 months ended December 31, 2002	Year ended October 31, 2002
Net earnings, as reported (in thousands)	$93,852	$45,239	$853	$40,053
Add: Total additional stock based
compensation included in net income	961	416	--	--
Deduct: Total additional stock based
compensation cost, net of tax	(11,012)	(6,364)	(1,183)	(7,464)

Net earnings, pro forma (in thousands)	83,801	39,291	(330)	32,589
Net earnings per share, as reported:
Basic	2.52	1.43	0.03	1.28
Diluted	2.48	1.41	0.03	1.26
Net earnings per share, pro forma:
Basic	2.25	1.24	(0.01)	1.04
Diluted	2.22	1.23	(0.01)	1.02

(2)	Business Acquisitions

On December 13, 2004, the Company acquired all the outstanding shares of TransCore Holdings, Inc. (“TransCore”), a leader in tolling and traffic management systems. TransCore’s principal facilities are located in Harrisburg, Pennsylvania, Dallas, Texas, Albuquerque, New Mexico, Portland, Oregon and Mississauga, Ontario. The operations of TransCore will be reported in the new RF Technology segment. There were only 18 days of sales related to TransCore in our results for 2004.

The aggregate gross purchase price of the TransCore acquisition was approximately $608 million of cash and includes amounts incurred for due diligence and other direct external costs associated with the acquisition.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at December 31, 2004. Purchase price adjustments following the closing are also customary. The adjustments that were pending at December 31, 2004 were not significant.

December 13, 2004
Current assets	$105,932
Other assets	27,993
Intangible assets	193,000
Goodwill	383,049

Total assets acquired	709,974
Current liabilities	(55,576)
Other liabilities	(45,999)

Net assets acquired	$608,399

Of the $193.0 million of acquired intangible assets, $40 million was assigned to trade names that are not subject to amortization. The remaining $153 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $106 million (11 year weighted-average useful life), technology of $27 million (10 year weighted-average useful life), backlog of $13 million (4 year weighted-average useful life) and other of $7 million (9 year weighted-average useful life).

The majority of the $383 million of goodwill is not expected to be deductible for tax purposes.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of TransCore had occurred at the beginning of each period presented. (Amounts in thousands except per share data).

	12 months ended December 31, 2004	12 months ended December 31, 2004
Sales	$1,313,094	$1,193,971
Net income	$102,364	$83,475
Net income per share-basic	$2.42	$2.01
Net income per share-diluted	$2.38	$1.99

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

On June 7, 2004, the Company purchased the assets of the power generation business of R/D Tech which became part of our Zetec business unit which supplies non-destructive evaluation testing, primarily for use in power generating facilities. These operations are included in the Energy Systems and Controls segment of the business. The aggregate purchase price of the acquisition was $39.9 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition. The total assets acquired was $43.2 million, which includes $27.4 million of goodwill and the liabilities assumed were $3.3 million.

On December 29, 2003, the company acquired all the outstanding shares of Neptune Technology Group Holdings, Inc. (“NTGH”), a leader in the water management market. In connection with our acquisition of NTGH, we also purchased the remaining one-third interest in DAP Technologies, a Canadian company that manufactures fully-rugged handheld computers, that NTGH did not own. NTGH’s principal facilities are located in Tallassee, Alabama, Mississauga, Ontario and Quebec City, Quebec. The operations of NTGH are reported in both the Industrial Technology and Scientific and Industrial Imaging segments in 2004. There were no sales related to NTGH in our results for 2003.

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

The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation includes estimates that were not finalized at December 31, 2003. Purchase price adjustments following the closing are also customary. The adjustments that were required in 2004 resulted in a decrease to goodwill of $751.

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	December 31, 2004	December 31, 2003
Raw materials and supplies	$84,231	$71,963
Work in process	24,853	17,158
Finished products	50,125	42,841
Inventory reserves	(26,927)	(24,880)

	$132,282	$107,082

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	December 31, 2004	December 31, 2003
Land	$3,600	$3,051
Buildings	37,458	33,224
Machinery, tooling and other equipment	146,616	117,774

	187,674	154,049
Accumulated depreciation and amortization	(89,725)	(75,588)

	$97,949	$78,461

Depreciation expense was $18,260, $11,540, $1,943, and $11,600 for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002, respectively.

(5)	Goodwill

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2002	$202,449	$77,420	$79,111	$105,684	$--	$464,664

Goodwill acquired	--	203,589	1,473	12,832	--	217,894
Impairment	--	--	--	--	--	--
Currency translation adjustments	21,272	3,736	917	2,370	--	28,295
Reclassifications and other	305	--	--	--	--	305

Balances at December 31, 2003	$224,026	$284,745	$81,501	$120,886	$--	$711,158

Goodwill acquired	--	(751)	27,510	3,608	383,049	413,416
Impairment	--	--	--	--	--	--
Currency translation adjustments	13,381	2,965	500	2,299	316	19,461
Reclassifications and other	--	--	--	--	--	--

Balances at December 31, 2004	$237,407	$286,959	$109,511	$126,793	$383,365	$1,144,035

Goodwill acquired during the year ended December 31, 2004 was primarily attributable to the acquisition of TransCore on December 13, 2004.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$224,786	$(4,350)	$220,436
Software	24,910	(2,386)	22,524
Patents and other protective rights	7,339	(4,342)	2,997
Trade secrets	3,010	(710)	2,300
Unpatented technology	1,942	(497)	1,445
Backlog	489	(442)	47
Assets not subject to amortization:
Trade names	48,921	--	48,921

Balances at December 31, 2003	$311,397	$(12,728)	$298,669

Assets subject to amortization:
Existing customer base	$338,389	$(17,362)	$321,027
Software	53,268	(6,409)	46,859
Patents and other protective rights	15,222	(5,308)	9,914
Trade secrets	6,202	(1,480)	4,722
Unpatented technology	2,115	(702)	1,413
Backlog	14,034	(612)	13,422
Assets not subject to amortization:
Trade names	89,817	--	89,817

Balances at December 31, 2004	$519,047	$(31,874)	$487,173

Amortization expense of other intangible assets was $18,439, $4,228, $677, and $3,455 during the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002, respectively. Estimated amortization expense for the five years subsequent to fiscal 2004 is $36,332, $36,271, $35,111, $29,430 and $27,620 for fiscal 2005, 2006, 2007, 2008 and 2009, respectively.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2004	2003
Wages and other compensation	$44,235	$35,712
Commissions	8,890	8,400
Warranty	6,361	5,014
Accrued acquisition costs	10,207	6,704
Deferred Revenue	14,855	3,115
Billings in excess of cost	7,882	-
Interest	5,270	125
Other	48,180	34,453

	$145,880	$93,523

(8)	Income Taxes

Earnings before income taxes and change in accounting principle for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 consisted of the following components (in thousands):

	12 months ended December 31,		2 months ended December 31,	12 months ended October 31,
	2004	2003	2002	2002
United States	$77,636	$35,570	$(162)	$68,043
Other	56,080	30,720	1,931	28,284

	$133,716	$66,290	$1,769	$96,327

Components of income tax expense before any change in accounting principle for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 were as follows (in thousands):

	12 months ended December 31,		2 months ended December 31,	12 months ended October 31,
	2004	2003	2002	2002
Current:
Federal	$14,609	$(3,248)	$(988)	$17,968
State	1,655	1,053	175	982
Foreign	15,437	16,664	1,342	9,200
Deferred:
Federal	7,503	3,016	--	1,739
Foreign	660	744	--	--

	$39,864	$18,229	$529	$29,889

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 were as follows:

	12 months ended December 31,		2 months ended December 31,		12 months ended October 31,
	2004	2003	2002		2002
Federal statutory rate	35.00%	35.00%	35.00%		35.00%
Extraterritorial income exclusion	(3.42)	(5.86)	(10.5	2)	(5.10)
Foreign Rate Differential	(1.73)	--	--		--
Goodwill amortization	--	--	--		1.90
R&D tax credits	(1.65)	(2.11)	--		(1.05)
State taxes, net of federal benefit	1.24	1.03	5.62		0.76
Other, net	0.37	(0.56)	(0.10)		(0.51)

	29.81%	27.50%	30.00%		31.00%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Reserves and accrued expenses	$25,028	$8,408
Inventories	5,076	9,187
Postretirement medical benefits	1,772	1,837
Net operating loss carryforwards	22,839	19,916

Total deferred tax assets	$54,715	$39,348

Deferred tax liabilities:
Reserves and accrued expenses	$9,912	$707
Inventories	907	932
Intangible assets	119,617	47,677
Plant and equipment	656	2,164
Former IC-DISC recapture	233	346

Total deferred tax liabilities	$131,325	$51,826

On December 31, 2004, Roper had $50 million of U.S. federal net operating loss carryforwards, which will expire in future years, with the majority of the carryforwards expiring in 2024. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. A substantial portion of these attributes were acquired in acquisitions by the Company in 2003 and 2004. The utilization of these tax attributes is subject to certain limitations imposed by Section 382 and 383 of the Internal Revenue Code. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as how to interpret numerous provisions of the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U. S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $200 million. A repatriation of foreign earnings under the Act could result in the recognition of a tax benefit that could be as high as $12.5 million or could result in the recognition of additional tax expense that could be as high as $8.5 million. We expect to be in a position to finalize our assessment by June 30, 2005.

(9)	Long-Term Debt

Total debt at December 31 consisted of the following (table amounts in thousands):

	2004	2003
$400 million revolving credit facility	$--	$--
$655 million Term Notes	655,000	--
$225 million revolving credit facility	--	20,000
$400 million Term Notes	--	400,000
Senior Subordinated Convertible Notes	230,000	230,000
Other	6,891	1,109

Total debt	891,891	651,109
Less current portion	36,527	20,923

Long-term debt	$855,364	$630,186

Our principal $1.055 billion credit facility and our $230 million senior subordinated convertible notes provide most of our daily external financing requirements. The credit facility consists of a $655 million term loan and a $400 million revolving loan, both maturing on December 13, 2009. The interest rate on the borrowings under the $1.055 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. The interest rate on our variable rate term loan at December 31, 2004 was 3.72%. Our senior subordinated convertible notes are due in 2034. At December 31, 2004, our debt consisted of the $230 million in senior subordinated convertible notes and a $655 million term loan. The company also had $47.3 million of outstanding letters of credit at December 31, 2004. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

In December 2004, the Company amended and restated its previous $625 million credit agreement to the current $1.055 billion credit agreement to increase capacity, lower borrowing costs, and improve other terms and conditions. Due to this amendment, the Company incurred a $8.2 million non-cash debt extinguishment cost related to prepaid financing costs for the previous credit agreement.

In December 2003, we issued through a public offering $230 million of 3.75% subordinated convertible notes due 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. As originally issued, holders could convert their notes into 6.211 shares of our common stock, subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, we would have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. On November 19, 2004, the Company began a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may pay the purchase price of such notes in cash and not in common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

Our credit facility requires us to prepay the term loan and, in certain cases, reduce the commitments under the revolving loan, upon the receipt of certain proceeds, including from certain asset sales, the incurrence of certain debt, and up to 75% of our excess cash flows unless we meet a consolidated total leverage ratio test. We are also required to make quarterly principal payments on the term loans.

The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio.

At December 31, 2004, and 2003, management believes the Company was in compliance with its restrictive covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2005	$36,527
2006	34,673
2007	65,500
2008	98,250
2009	426,941
Thereafter	230,000

$891,891

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these plans were $7,548,000, $5,156,000, $883,000, and $4,549,000 for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

Pursuant to the fiscal 2002 Zetec acquisition, Roper agreed to assume a defined benefit pension plan covering certain U.S. employees. Roper has obtained the necessary regulatory approvals to terminate the plan and all plan assets were distributed during 2004.

All U.S. and Canada employees are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the twelve month periods ended December 31, 2004 and 2003, and the twelve month period ended October 31, 2002, participants of the employee stock purchase plan purchased 17,000, 11,000 and 11,000 shares, respectively, of Roper’s common stock for total consideration of $826,000, $378,000 and $437,000, respectively. There were no purchases during the two month period ended December 31, 2002. All of these shares were purchased from Roper’s treasury shares.

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

Roper periodically enters into agreements with the management of newly-acquired companies for the issuance of Roper’s common stock based on the achievement of specified goals. A similar agreement was made with a corporate executive during fiscal 1996 that matured during fiscal 2002. During fiscal 2002, 20,000 shares of common stock were issued under such agreements. At December 31, 2004, there were no such agreements outstanding.

Concurrent with the TransCore Holdings, Inc. acquisition in December 2004, the Company completed a public offering of 5,000,000 shares of common stock for gross proceeds of approximately $300.5 million. On December 28, 2004, an underwriters’ overallotment of 115,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $6.9 million before expenses.

Concurrent with the NTGH acquisition in December 2003, the Company completed a public offering of 4,200,000 shares of common stock for gross proceeds of approximately $201.6 million. In connection with our acquisition of NTGH, we also purchased the remaining one-third interest in DAP Technologies that NTGH did not own. Part of the consideration for this one-third interest consisted of 34,000 shares of the Company’s treasury shares. In January 2004, an underwriters’ overallotment of 630,000 shares of common stock was exercised and closed, providing the Company with gross proceeds of approximately $30.2 million before expenses.

(12)	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper.

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

Roper’s rent expense was approximately $15.2 million, $11.6 million and $10.7 million for fiscal 2004, 2003 and 2002, respectively. Roper’s future minimum lease commitments totaled $89.1 million at December 31, 2004. These commitments included $25.7 million in fiscal 2005, $20.9 million in fiscal 2006, $14.2 million in fiscal 2007, $8.6 million in fiscal 2008, $5.8 million in fiscal 2009 and $13.9 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2004 is presented below (in thousands):

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
December 31, 2004	$5,014	4,404	(4,326)	1,269	$6,361

(13)	Segment and Geographic Area Information

Roper operations are aligned into five market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The five segments are: Instrumentation; Industrial Technology; Energy Systems and Controls, Scientific and Industrial Imaging, and RF Technology. Our Instrumentation segment offers equipment and consumables for materials analysis, fluid properties testing and industrial leak testing. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls. The Energy Systems and Controls segment’s products include control systems, machinery vibration and other non-destructive inspection and measurement products and services. Our Scientific and Industrial Imaging segment offers high performance digital imaging products and software, and handheld computers and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems, security and access control, freight movement services and mobile asset tracking. Roper’s management structure and internal reporting are also aligned consistent with these five segments.

There were no material transactions between Roper’s business segments during any of the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 follows (in thousands):

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Corporate	Total
2002
Net sales	$213,722	$396,671	$156,232	$187,926	$15,213	$--	$969,764
Operating profit	43,141	81,975	33,807	32,369	(20)	(19,980)	171,302

Total assets:
Operating assets	76,759	148,273	58,617	77,590	96,639	37,070	494,948
Intangible assets, net	261,099	534,392	124,099	136,010	575,608	--	1,631,208
Other	26,195	(11,614)	5,798	10,856	(33,937)	6,137	3,435

Total							2,129,591

Capital expenditures	2,917	5,263	1,122	2,243	367	229	12,141
Depreciation and other
amortization	5,792	21,354	3,825	5,357	1,432	3,627	41,387

2003
Net sales	$181,329	$170,324	$138,968	$166,735	--	--	$657,356
Operating profit	31,757	36,147	26,459	27,954	--	(14,217)	108,100

Total assets:
Operating assets	76,759	138,688	58,617	77,590	--	32,671	384,325
Intangible assets, net	247,749	536,625	87,326	138,127	--	--	1,009,827
Other	11,697	6,396	(4,939)	13,054	--	94,635	120,843

Total							1,514,995

Capital expenditures	3,346	3,859	1,156	1,662	--	399	10,422
Depreciation and other
amortization	5,208	3,807	3,335	3,905	--	123	16,378

Nov-Dec 2002
Net sales	$28,390	$21,379	$12,353	$21,763	$-	$-	$83,885
Operating profit	4,504	3,072	(2,623)	1,212	-	(1,597)	4,568

Capital expenditures	83	251	132	153	-	39	658
Depreciation and other
amortization	809	640	514	646	-	11	2,620

2002
Net sales	$175,490	$164,160	$126,709	$151,103	$-	$-	$617,462
Operating profit	32,801	37,447	33,029	25,795	-	(13,527)	115,545

Capital expenditures	2,508	2,281	1,063	1,673	-	213	7,738
Depreciation and other
amortization	5,353	4,013	1,846	3,736	-	383	15,331

Summarized data for Roper’s U.S. and foreign operations (principally in Europe and Japan) for the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002, based upon the country of origin of the Roper entity making the sale, were as follows (in thousands):

	United States	Non-U.S.	Corporate and eliminations	Total
December 31, 2004
Sales to unaffiliated customers	$608,420	$361,344	$--	$969,764
Sales between geographic areas	39,916	44,765	(84,681)	--

Net sales	$648,336	$406,109	$(84,681)	$969,764

Long-lived assets	$87,944	$23,501	$32,674	$144,119

December 31, 2003
Sales to unaffiliated customers	$399,373	$257,983	$--	$657,356
Sales between geographic areas	41,992	20,340	(62,332)	--

Net sales	$441,365	$278,323	$(62,332)	$657,356

Long-lived assets	$66,725	$20,323	$30,916	$117,964

Nov-Dec 2002
Sales to unaffiliated customers	$50,192	$33,693	$--	$83,885
Sales between geographic areas	4,704	3,855	(8,559)	--

Net sales	$54,896	$37,548	$(8,559)	$83,885

Long-lived assets	$43,857	$14,134	$11,276	$69,267

October 31, 2002
Sales to unaffiliated customers	$438,201	$179,261	$--	$617,462
Sales between geographic areas	35,629	17,534	(53,163)	--

Net sales	$473,830	$196,795	$(53,163)	$617,462

Long-lived assets	$44,491	$13,608	$10,702	$68,801

Export sales from the United States during the twelve month periods ended December 31, 2004 and 2003, the two month period ended December 31, 2002, and the twelve month period ended October 31, 2002 were $188 million, $216 million, $19 million, and $223 million, respectively. In the year ended December 31, 2004, these exports were shipped primarily to Russia (11%), elsewhere in Europe (19%), Japan (8%), elsewhere in Asia excluding the Middle East (26%), Latin America (3%) and other (33%).

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

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
December 31, 2004
Russia	$3,954	$173	$25,380	$36	$--	$29,543
Germany	21,038	13,126	2,406	15,750	--	52,320
Elsewhere in Europe	39,467	20,445	16,265	30,024	--	106,201
Japan	16,856	1,259	2,188	27,949	--	48,252
Elsewhere in Asia excluding the
Middle East	20,955	9,995	20,149	22,327	--	73,426
Latin America	3,717	3,947	1,258	119	--	9,041
Rest of the world	32,821	44,007	44,156	19,095	--	140,079

Total	$138,808	$92,952	$111,802	$115,300	$--	$458,862

December 31, 2003
Russia	$2,962	$19	$30,478	$5	$--	$33,464
Germany	18,739	13,624	3,297	16,152	--	51,812
Elsewhere in Europe	39,652	24,707	19,099	31,327	--	114,785
Japan	14,607	8	1,309	29,420	--	45,344
Elsewhere in Asia excluding the
Middle East	10,130	6,018	9,494	12,725	--	38,367
Latin America	4,022	1,791	1,070	239	--	7,122
Rest of the world	25,447	16,002	31,401	14,347	--	87,197

Total	$115,559	$62,169	$96,148	$104,214	$--	$378,090

Nov-Dec 2002
Russia	$177	$--	$105	$--	$--	$282
Germany	2,335	1,811	57	2,034	--	6,237
Elsewhere in Europe	6,521	2,909	1,906	4,098	--	15,435
Japan	2,270	91	105	4,272	--	6,738
Elsewhere in Asia excluding the
Middle East	1,426	727	1,999	1,380	--	5,532
Latin America	640	195	235	29	--	1,099
Rest of the world	3,888	2,250	2,503	1,290	--	9,932

Total	$17,256	$7,983	$6,911	$13,103	$--	$45,253

2002
Russia	$2,572	$34	$59,996	$18	$--	$62,620
Germany	14,971	10,597	2,574	11,327	--	39,469
Elsewhere in Europe	34,650	25,776	15,981	29,743	--	106,150
Japan	13,015	2,263	1,171	27,840	--	44,289
Elsewhere in Asia excluding the
Middle East	17,248	5,844	7,486	17,653	--	48,231
Latin America	13,132	3,110	5,791	1,287	--	23,320
Rest of the world	12,312	11,523	9,168	4,357	--	37,360

Total	$107,900	$59,147	$102,167	$92,225	$--	$361,439

(14)	Restructuring Activities

In conjunction with the segment realignment undertaken during the transition period ended December 31, 2002, Roper performed certain restructuring activities designed to reduce excess manufacturing capacity, move certain operations to lower-cost locations and transform activities to have lower fixed costs associated with those activities. Costs incurred were as follows (amounts in thousands):

	Year ended December 31, 2004	Year ended December 31, 2003
Included in cost of sales	$255	$400
Included in selling, general and
administrative expenses	961	5,508

Total	$1,216	$5,908

(15)	Discontinued Operations

In connection with the realignment of our businesses during the first quarter of fiscal 2003, the Company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

	Year ended December 31,	2 months ended December 31,	Year ended October 31,
	2003	2002	2002
Net sales	$4,304	$347	$9,568

Loss before income taxes	$(3,368)	(598)	$(641)
Income tax benefit/(expense)	546	211	226

Loss on discontinued operations	$(2,822)	$(387)	$(415)

The Petrotech operation was previously reported in the Company’s Industrial Controls segment prior to the segment realignment. Petrotech was sold on August 31, 2003.

(16)	Concentration of Risk

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

(17)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2004
Net sales	$220,640	$232,434	$240,141	$276,549
Gross profit	109,438	116,015	119,571	140,021
Income from operations	32,972	40,708	45,420	52,202
Earnings from continuing operations before
change in accounting principle	18,134	23,550	27,382	24,786
Net earnings	18,134	23,550	27,382	24,786

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.49	0.64	0.74	0.65
Diluted	0.49	0.63	0.73	0.64

2003
Net sales	$149,443	$166,055	$172,064	$169,794
Gross profit	78,691	85,197	93,170	89,080
Income from operations	23,281	22,994	32,521	29,304
Earnings from continuing operations before
change in accounting principle	13,297	13,082	19,785	1,897
Net earnings	12,797	12,672	17,873	1,897

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.42	0.42	0.63	0.06
Diluted	0.42	0.41	0.62	0.06

The sum of the four quarters may not agree with the total for the year due to rounding.

(18)	Transition Period Comparative Data

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

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002

Allowance for doubtful accounts and sales allowances:

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
2004	$4,498	$1,370	$(952)	$2,922	$7,838
2003	3,829	1,274	(1,027)	421	4,498
Nov-Dec 2002	3,643	223	(74)	37	3,829
2002	4,072	1,401	(2,279)	449	3,643

Reserve for inventory obsolescence:

2004	$23,556	$4,361	$(4,680)	$2,366	$25,603
2003	19,772	7,844	(6,514)	2,454	23,556
Nov-Dec 2002	19,564	901	(615)	(78)	19,772
2002	14,894	4,532	(3,633)	3,771	19,564

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management excluded R/D Tech and TransCore from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. R/D Tech and TransCore are wholly-owned subsidiaries whose total assets represent 2% and 30%, respectively, and whose total revenues represent 1% and 2%, respectively , of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective so as to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2004 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS — Proposal 1: Election of Four (4) Directors”, “—Code of Ethics”, “ — Executive Officers”, “—Meetings of the Board and Board Committees”, “ — Director Nominations by Shareholders” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive Proxy Statement which relates to our 2005 Annual Meeting of Shareholders to be held on May 25, 2005 to be filed within 120 days after the close of our 2004 fiscal year, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be included under the captions “BOARD OF DIRECTORS AND EXECUTIVE OFFICERS — Compensation of Directors” and “ — Compensation Committee Interlocks and Insider Participation in Compensation Decisions”; “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”; “EXECUTIVE COMPENSATION”; and “EXECUTIVE COMPENSATION —Employment Agreement and Executive Service Arrangements” contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information included under the captions “VOTING SECURITIES”; “COMMON STOCK OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS”; and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement, which information is incorporated herein by this reference.

Equity Compensation Plan Information

The following table presents information as of December 31, 2004 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders (1)	2,289,000	$37.35	977,000(2)

Equity Compensation Plans Not Approved by Shareholders	-	$-	-

Total	2,289,000	$37.35	977,000

(1)	Consists of the 1991 Stock Option Plan (under which no additional equity awards may be granted), the Amended and Restated 2000 Stock Incentive Plan and the 1993 Stock Plan for Non-Employee Directors.
(2)	Includes 932,000 shares remaining available for issuance under the Amended and Restated 2000 Stock Incentive Plan (all of which may be granted either as options or other rights to acquire common stock or awards of restricted stock, unrestricted stock or performance shares) and 45,000 shares remaining available for issuance under the 1993 Stock Plan for Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information included under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following documents are filed as a part of this Annual Report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the 12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the 12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002

Consolidated Statements of Cash Flows for the 12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002

Notes to Consolidated Financial Statements

Consolidated Valuation and Qualifying Accounts for the 12 months ended December 31, 2004 and 2003, 2 months ended December 31, 2002, and the 12 months ended October 31, 2002.

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement by and among Neptune Technology Group Holdings, Inc., the selling shareholders named therein, and Roper Industries, Inc., dated as of October 21, 2003
(b)2.2	Agreement and Plan of Merger, dated as of October 6, 2004, by and between Roper Industries, Inc. and Transcore Holdings, Inc.
(c)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock
(d)3.2	Amended and Restated By-Laws.
(e)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)
(f)4.2	Form of Indenture for Debt Securities.
4.3	Form of Debt Securities (included in Exhibit 4.4).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)10.01	1991 Stock Option Plan, as amended. †
(j)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated. †
(k)10.03	Form of Amended and Restated Indemnification Agreement. †
(l)10.04	Employee Stock Purchase Plan. †
(m)10.05	2000 Stock Incentive Plan, as amended. †
(n)10.06	Non-Qualified Retirement Plan, as amended. †
(o)10.07	Brian D. Jellison Employment Agreement, dated as of November 6, 2001. †
(o)10.08	C. Thomas O'Grady offer letter dated February 19, 2001. †
(n)10.09	Timothy J. Winfrey offer letter dated May 20, 2002. †
(p)10.10	James A. Mannebach offer letter dated January 3, 2003. †
(q)10.11	Credit Agreement among Roper Industries, Inc. and certain lenders, dated December 29, 2003 (schedule and exhibits to this agreement have been omitted and will be furnished supplementally upon request)
(r)10.12	Offer Letter dated as of October 20, 2004 from Roper Industries, Inc. to Michael W. Towe. †
(s)10.13	Amended and Restated Credit Agreement, dated as of December 29, 2003, as amended and restated as of December 13, 2004, among the Company, as parent borrower, the foreign subsidiary borrowers of the Company referred to therein, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi Trust Company, KeyBank National Association and SunTrust Bank, as documentation agents, Wachovia Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC as joint bookrunners and joint lead arrangers
(t)10.14	Form of Executive Officer Restricted Stock Award Agreement. †
(t)10.15	Brian D. Jellison Restricted Stock Unit Award Agreement. †
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
99.1	Risk Factors, filed herewith.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 14, 2003 (file no. 1-12273)
(b)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed October 7, 2004 (file no. 1-12273)
(c)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000 (file no. 1-12273)
(e)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (file no. 0-19818)
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491)
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273)
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273)
(i)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273)
(j)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273)
(k)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273)
(l)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273)
(m)	Incorporated herein by reference to Annex B to the Roper Industries, Inc. Definitive Proxy Statement dated February 7, 2003 (file no. 1-12273)
(n)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273)
(o)	Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273)
(p)	Incorporated herein by reference to Exhibit 10.10 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 15, 2004 (file no. 1-12273)
(q)	Incorporated herein by reference to Exhibit 10.11 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 15, 2004 (file no. 1-12273)
(r)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Current Report on Form 8-K filed October 26, 2004 (file no. 1-12273)
(s)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 15, 2004 (file no. 1-12273)
(t)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273)

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.

(Registrant)

By:/S/ BRIAN D. JELLISON	March 15, 2005

Brian D. Jellison, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities indicated and as of the dates indicated.

/s/ Brian D. Jellison	President, Chief Executive Officer	March 15, 2005

Brian D. Jellison	and Chairman of the Board of Directors

/s/ Michael W. Towe	Vice President and Chief Financial Officer (Principal	March 15, 2005

Michael W. Towe	Financial Officer and Principal Accounting Officer)

/s/ W. Lawrence Banks	Director	March 15, 2005

W. Lawrence Banks

/s/ David W. Devonshire	Director	March 15, 2005

David W. Devonshire

/s/ Donald G. Calder	Director	March 15, 2005

Donald G. Calder

/s/ John F. Fort, III	Director	March 15, 2005

John F. Fort, III

/s/ Derrick N. Key	Director	March 15, 2005

Derrick N. Key

/s/ Wilbur J. Prezzano	Director	March 15, 2005

Wilbur J. Prezzano

/s/ Georg Graf Schall-Riaucour	Director	March 15, 2005

Georg Graf Schall-Riaucour

/s/ Eriberto R. Scocimara	Director	March 15, 2005

Eriberto R. Scocimara

/s/ Christopher Wright	Director	March 15, 2005

Christopher Wright