Form 10-Q
period 2005-03-31
ROPER INDUSTRIES INC /DE/
filed 2005-05-10
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

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

The number of shares outstanding of the Registrant’s common stock as of May 6, 2005 was approximately 42,601,382.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Net sales	$333,837	$220,640
Cost of sales	171,213	111,202

Gross profit	162,624	109,438

Selling, general and administrative expenses	110,760	76,466

Income from operations	51,864	32,972

Interest expense	10,377	6,903
Other income	12	23

Earnings before income taxes	41,499	26,092

Income taxes	13,488	7,958

Net earnings	$28,011	$18,134

Net earnings per share:
Basic	$0.66	$0.49
Diluted	0.65	0.49

Weighted average common shares outstanding:
Basic	42,461	36,706
Diluted	43,157	37,286

Dividends declared per common share	$0.10625	$0.09625

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2005	December 31, 2004
ASSETS:

Cash and cash equivalents	$98,225	$129,419
Accounts receivable, net	245,668	242,014
Inventories	136,601	132,282
Deferred taxes	20,547	20,485
Other current assets	32,948	31,960

Total current assets	533,989	556,160

Property, plant and equipment, net	97,312	97,949
Goodwill	1,153,237	1,144,035
Other intangible assets, net	497,749	487,173
Deferred taxes	29,246	34,205
Other noncurrent assets	44,541	46,882

Total assets	$2,356,074	$2,366,404

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$59,939	$65,801
Accrued liabilities	131,968	145,880
Deferred taxes	4,330	5,342
Current portion of long-term debt	36,338	36,527

Total current liabilities	232,575	253,550

Long-term debt	844,539	855,364
Deferred taxes	128,566	125,984
Other liabilities	17,411	17,420

Total liabilities	1,223,091	1,252,318

Common stock	437	436
Additional paid-in capital	657,780	650,917
Unearned compensation on restricted stock	(4,718)	(5,544)
Retained earnings	438,674	415,188
Accumulated other comprehensive earnings	63,870	76,249
Treasury stock	(23,060)	(23,160)

Total stockholders' equity	1,132,983	1,114,086

Total liabilities and stockholders' equity	$2,356,074	$2,366,404

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$28,011	$18,134
Depreciation	7,429	4,478
Amortization	10,299	5,226
Other, net	(7,116)	(2,255)

Cash provided by operating activities	38,623	25,583

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(52,523)	(12,042)
Capital expenditures	(5,062)	(2,546)
Other, net	(968)	(483)

Cash used in investing activities	(58,553)	(15,071)

Cash flows from financing activities:
Debt payments, net	(8,407)	(25,780)
Issuance of common stock	4,299	28,873
Dividends	(4,507)	(3,542)
Other, net	-	2,662

Cash provided/(used) by financing activities	(8,615)	2,213

Effect of foreign currency exchange rate changes on cash	(2,649)	(602)

Net increase/(decrease) in cash and cash equivalents	(31,194)	12,123

Cash and cash equivalents, beginning of period	129,419	70,234

Cash and cash equivalents, end of period	$98,225	$82,357

        See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2004	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086
Net earnings	-	-	-	28,011	-	-	28,011
Stock option transactions	1	3,982	-	-	-	-	3,983
Treasury stock sold	-	217	-	-	-	100	317
Currency translation adjustments	-	-	-	-	(12,379)	-	(12,379)
Restricted stock grants	-	-	826	-	-	-	826
Issuance of common stock	-	2,249	-	-	-	-	2,249
Stock option tax benefit	-	415	-	-	-	-	415
Dividends declared	-	-	-	(4,525)	-	-	(4,525)

Balances at March 31, 2005	$437	$657,780	$(4,718)	$438,674	$63,870	$(23,060)	$1,132,983

        See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2005

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or “the Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Earnings Per Share

Basic earnings per share are calculated by dividing net earnings (there were no adjustments necessary to determine earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share included the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options and restricted stock grants.

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

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported (in thousands)	$28,011	$18,134
Add: Total additional stock based
compensation included in net income	826	59
Deduct: Total additional stock based
compensation cost, net of tax	2,062	2,639

Net earnings Pro forma (in thousands)	$26,775	$15,554

Net Earnings per share, as reported:
Basic	$0.66	$0.49
Diluted	0.65	0.49
Net Earnings per share, Pro forma:
Basic	$0.63	$0.42
Diluted	0.62	0.42

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended March 31, 2005 and 2004 were $15,632 and $15,294, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments.

4. Acquisitions

On February 28, 2005, the Company acquired all the outstanding shares of Inovonics Wireless Corporation (“Inovonics”), a leading provider of 900 MHz radio frequency (RF) products for security applications. These operations of Inovonics are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $45 million.

5. Inventories

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials and supplies	$86,564	$84,231
Work in process	26,577	24,853
Finished products	50,918	50,125
Inventory reserves	(27,458)	(26,927)

	$136,601	$132,282

6. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2004	$237,407	$286,959	$109,511	$126,793	$383,365	$1,144,035
Additions	-	10	-	6,175	12,171	18,356

Currency translation adjustments	(7,034)	(1,224)	(284)	(316)	(296)	(9,154)

Balances at March 31, 2005	$230,373	$285,745	$109,227	$132,652	$395,240	$1,153,237

7. Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$338,389	$(17,362)	$321,027
Unpatented technology	53,268	(6,409)	46,859
Software	15,222	(5,308)	9,914
Patents and other protective rights	6,202	(1,480)	4,722
Trade secrets	2,115	(702)	1,413
Sales order backlog	14,034	(612)	13,422
Assets not subject to amortization:
Trade names	89,817	-	89,817

Balances at December 31, 2004	$519,047	$(31,874)	$487,173

Assets subject to amortization:
Existing customer base	$342,986	$(22,842)	$320,144
Unpatented technology	12,796	(884)	11,912
Software	53,194	(8,115)	45,079
Patents and other protective rights	15,525	(5,555)	9,970
Trade secrets	6,202	(1,720)	4,482
Sales order backlog	14,019	(971)	13,048
Assets not subject to amortization:
Trade names	93,115	-	93,115

Balances at March 31, 2005	$537,837	$(40,088)	$497,749

Amortization expense of other intangible assets was $10,299 and $5,226 during the three months ended March 31, 2005 and 2004, respectively.

8. Contingencies

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the three months ended March 31, 2005 is presented below (in thousands).

Balance at December 31, 2004	$6,361
Additions charged to costs and expenses	1,561
Deductions	(1,172)
Other	157

Balance at March 31, 2005	$6,907

9. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2005	2004	Change
Net sales:
Instrumentation	$54,506	$49,125	11.0%
Industrial Technology	102,487	93,118	10.1
Energy Systems & Controls	40,315	32,077	25.7
Scientific & Industrial Imaging	44,258	46,320	(4.5)
RF Technology	92,271	-	-

Total	$333,837	$220,640	51.3%

Gross profit:
Instrumentation	$31,605	$29,231	8.1%
Industrial Technology	44,913	37,485	19.8
Energy Systems & Controls	20,237	17,618	14.9
Scientific & Industrial Imaging	24,702	25,104	(1.6)
RF Technology	41,167	-	-

Total	$162,624	$109,438	48.6%

Operating profit*:
Instrumentation	$10,774	$9,395	14.7%
Industrial Technology	21,334	15,727	35.7
Energy Systems & Controls	7,953	4,801	65.7
Scientific & Industrial Imaging	6,817	6,995	(2.5)
RF Technology	11,173	-	-

Total	$58,051	$36,918	57.2%

        * Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $6,187 and $3,946 for the three months ended March 31, 2005 and 2004, respectively.

10. Recently Released Accounting Pronouncements

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

In December, 2004, the FASB issued FAS 123(R), “Share-Based Payment” (revised 2004) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date for this standard has been delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. The Company will implement this standard effective January 1, 2006 and is currently evaluating the impact of this statement.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income” FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as how to interpret numerous provisions of the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U. S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $100 million. A repatriation of foreign earnings under the Act could result in the recognition of a tax benefit that could be as high as $4.0 million or could result in the recognition of additional tax expense that could be as high as $4.0 million. We expect to be in a position to finalize our assessment by August 31, 2005.

11. Senior Subordinated Convertible Notes

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and instrumentation products and services. We market these products and services to selected segments of a broad range of markets including radio frequency (RF) applications, water and wastewater, oil and gas, research, power generation, general industry and fifteen other niche markets.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solution and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first three months of 2005, our results of operations benefited from the 2004 acquisitions of the Power Generation business of R/D Tech on June 7, 2004 and TransCore Holdings, Inc. (“TransCore”) effective December 13, 2004.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets, recognizing revenues and issuing stock options to employees. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our financial statements.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition (percent of completion), income taxes and goodwill analysis. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2005, our allowance for doubtful accounts receivable, sales returns and sales credits was $7.9 million, or 3.1% of total gross accounts receivable of $253.5 million. The amount of the reserve as a percent of sales has remained consistent over the past year.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2005, inventory reserves for excess and obsolete inventory were $26.1 million, or 15.9% of gross first-in, first-out inventory cost.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2005, the accrual for future warranty obligations was $6.9 million or 0.5% of annualized first quarter sales.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2005, we recognized $7.7 million of net sales using this method. In addition, approximately $73.7 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2005. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 32.5%, which is 200 basis points higher than the 30.5% rate experienced in the prior year first quarter. This increase is mainly attributed to the domestic orientation of our recent TransCore acquisition, which decreases the relative percentage of our business in lower tax jurisdictions.

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

	Three months ended March 31,
	2005	2004
Net sales
Instrumentation	$54,506	$49,125
Industrial Technology	102,487	93,118
Energy Systems & Controls	40,315	32,077
Scientific & Industrial Imaging	44,258	46,320
RF Technology	92,271	-

Total	$333,837	$220,640

Gross profit:
Instrumentation	58.0%	59.5%
Industrial Technology	43.8	40.3
Energy Systems & Controls	50.2	54.9
Scientific & Industrial Imaging	55.8	54.2
RF Technology	44.6	-

Total	48.7	49.6

Selling, general & administrative expenses:
Instrumentation	38.2%	40.4%
Industrial Technology	23.0	23.4
Energy Systems & Controls	30.5	40.0
Scientific & Industrial Imaging	40.4	39.1
RF Technology	32.5	-

Total	31.3	32.9

Segment operating profit:
Instrumentation	19.8%	19.1%
Industrial Technology	20.8	16.9
Energy Systems & Controls	19.7	15.0
Scientific & Industrial Imaging	15.4	15.1
RF Technology	12.1	-

Total	17.4	16.7

Corporate administrative expenses	(1.9)	(1.8)

	15.5	14.9

Interest expense	(3.1)	(3.1)
Other income / (expense)	-	-

Earnings before income taxes	12.4	11.8
Income taxes	(4.0)	(3.6)

Net earnings	8.4%	8.2%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net sales for the quarter ended March 31, 2005 were $333.8 million as compared to $220.6 million in the prior-year quarter, a 51.3% increase. Approximately $97 million of this increase was due to acquisitions, primarily TransCore, which was acquired on December 13, 2004; however, most of our segments showed improvement over the prior year quarter resulting in internal sales growth of 7.3%.

In our Instrumentation segment, net sales were up $5.4 million or 11.0% as compared to the prior year quarter due to continued strong sales into petroleum and materials testing markets. The Company continues to sell desulphurization systems for pipeline applications, which is the natural progression in the supply chain after the installations of these systems made in refineries. We expect this trend to continue. Gross margins were 58.0% in the current quarter compared to 59.5% in the first quarter of 2004, driven primarily by higher sales on some of our lower margin products. We do not expect this product mix issue to continue in future quarters. SG&A expenses as a percentage of net sales decreased to 38.2% in the current quarter, compared to 40.4% in the prior year quarter due to the operating leverage from the higher sales levels. Overall, the segment reported operating profit margins of 19.8% as compared to 19.1% in the prior-year quarter.

In our Industrial Technology segment, net sales were up 10.1% to $102.5 million in the first quarter of 2005 as compared to $93.1 million in the first quarter of 2004 due to solid gains across virtually all operating units in this segment as well as solid progress on growth initiatives and operational improvements. Gross margins were higher at 43.8% for the first quarter of 2005 as compared to 40.3% in the first quarter of 2004. The increase was primarily due to the non-recurrence of inventory step-up costs at Neptune in the first quarter of 2004, which negatively impacted gross margins. SG&A expenses as a percentage of net sales were 23.0%, down from 23.4% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 20.8% in the first quarter of 2005 as compared to 16.9% in the first quarter of 2004.

Net sales in our Energy Systems & Controls segment increased by 25.7% to $40.3 million during the first quarter of 2005 compared to $32.1 million in the first quarter of 2004 due to the acquisition of the power generation business of R/D Tech and internal growth. Gross margins decreased to 50.2% in the first quarter of 2005 compared to 54.9% in the first quarter of 2004 due to strong sales in the prior year quarter in the power generation inspection business from a very strong spring outage season. SG&A expenses as a percentage of net sales were down to 30.5% compared to prior year quarter at 40.0% due to the growing percentage of power generation business in the segment which carries a lower SG&A expense level. As a result, operating margins were 19.7% in the first quarter of 2005 as compared to 15.0% in first quarter of 2004.

Our Scientific & Industrial Imaging segment net sales decreased by 4.5%. We experienced growth in microscopy, spectroscopy and handheld applications, but these gains were offset by a decline in industrial camera sales. Gross margins improved from 54.2% in the first quarter of 2004 to 55.8% in the first quarter of 2005 due to a favorable mix of product sales. SG&A as a percentage of net sales was 40.4% in the first quarter of 2005 as compared to 39.1% in the first quarter of 2004. Overall, the segment reported operating profit margins of 15.4% as compared to 15.1% in the prior year quarter.

In our recently established RF Technology segment, net sales were $92.3 million which included sales from TransCore for the entire quarter and sales from Inovonics which contributed for one month. Gross margins were 44.6% which were depressed somewhat from purchase accounting inventory step-up charges. SG&A as a percentage of sales was 32.5%, with a resulting operating profit margin of 12.1%.

Corporate expenses were $6.2 million in the first quarter of 2005 as compared to $3.9 million in the first quarter of 2004. The increase over prior year was driven by significantly higher costs related to the completion of testing related to the Sarbanes-Oxley Act, higher professional service fees and higher variable compensation costs.

Interest expense of $10.4 million for the first quarter of 2005 was $3.5 million higher as compared to the first quarter of 2004. This increase is due to the higher debt levels associated with the TransCore acquisition completed in December 2004, and increasing interest rates on the variable rate portion of our outstanding debt.

Income taxes were 32.5% of pretax earnings in the current quarter as compared to 30.5% in the first quarter of 2004. This increase was expected as the Company has a lower percentage of its revenue in lower tax jurisdictions after the TransCore acquisition.

At March 31, 2005, the functional currencies of our European subsidiaries were slightly stronger against the U.S. dollar compared to currency exchange rates at March 31, 2004, but weaker against the dollar since December 31, 2004. The currency changes resulted in an decrease of $12.4 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $9.2 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the first quarter of 2005 benefited slightly from the weakening of the US dollar as compared to a year ago, primarily against the Euro. The difference between the operating results for these companies for the three months ended March 31, 2005, translated into U.S. dollars was less than 1%.

Net orders, booked from continuing operations, were $331.2 million for the quarter, 50.5% higher than the first quarter 2004 net order intake of $220.1 million. Approximately $89 million of the order increase was due to acquisitions, primarily TransCore, effective on December 13, 2004. We also experienced strong bookings in our Industrial Technology and Energy Systems and Controls segments. Overall, our order backlog at March 31, 2005 was up 126.6% as compared to March 31, 2004. The increase is primarily due to the TransCore acquisition which is reported in the RF Technology segment.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2005	2004	2005	2004
Instrumentation	$52,970	$48,428	$18,340	$16,174
Industrial Technology	110,326	92,695	57,878	58,536
Energy Systems & Controls	39,644	33,894	39,204	32,814
Scientific & Industrial Imaging	44,947	45,070	37,646	38,964
RF Technology	83,285	-	178,878	-

	$331,172	$220,087	$331,946	$146,488

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $38.6 million in the first quarter of 2005 as compared to $25.6 million in the first quarter of 2004, a 51.0% increase. This increase is primarily due to the higher income levels from the year-ago quarter. Cash used in investing activities during the current and prior year quarter related to business acquisitions. Cash used by financing activities during the current and prior year quarter resulted primarily from dividend and debt payments. $8.4 million of debt was repaid over the three months ended March 31, 2005 as compared with $25.8 million in the prior-year period. Principal payments of $8.2 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $239.5 million at March 31, 2005 compared to $209.7 million at December 31, 2004, reflecting the decrease in certain accrued liabilities that existed at year end related to the TransCore acquisition and increases in working capital due to first quarter acquisitions. Total debt was $880.9 million at March 31, 2005 compared to $891.9 million at December 31, 2004. The leverage of the Company is shown in the following table:

	March 31, 2005	December 31, 2004
Total Debt	$880,877	$891,891
Cash	(98,225)	(129,419)

Net Debt	782,652	762,472
Stockholders' Equity	1,132,983	1,114,086

Total Net Capital	$1,915,635	$1,876,558

Net Debt / Total Net Capital	40.9%	40.6%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At March 31, 2005, our debt consisted of the $230 million in senior subordinated convertible notes and $646.8 million of term loans under the credit facility. The Company also had $54.0 million of outstanding letters of credit at March 31, 2005. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2005.

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $5.1 million and $2.5 million were incurred during the first quarters of 2005 and 2004 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

In December, 2004, the FASB issued FAS 123(R), “Share-Based Payment” (revised 2004) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date for this standard has been delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. The Company will implement this standard effective January 1, 2006 and is currently evaluating the impact of this statement.

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

Information About Forward Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “should,” “will,” “plan,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions, including with respect to the Neptune and TransCore acquisitions.

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
  any unforeseen liabilities associated with future acquisitions;
  limitations on our business imposed by our indebtedness;
  unfavorable changes in foreign exchange rates;
  difficulties associated with exports;
  risks and costs associated with our international sales and operations;
  difficulty making acquisitions and successfully integrating acquired businesses;
  increased directors and officers liability and other insurance costs;
  risk of rising interest rates;
  product liability and insurance risks;
  increased warranty exposure;
  future competition;
  the cyclical nature of some of our markets;
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
  terrorist attacks;
  future health crises; and
  the factors discussed in other reports filed with the SEC.

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

At March 31, 2005 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $350 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into fixed rate swap agreements, including a $100 million agreement expiring January 6, 2006, and a $250 million agreement expiring March 13, 2008. At March 31, 2005, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At March 31, 2005, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $300.9 million. An increase in interest rates of 1% would increase our annualized interest costs by approximately $3.0 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 25.8% of our total first quarter sales and 79.8% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against these European currencies during the first quarter of 2005 versus December 2004 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during first-quarter 2005 versus exchange rates experienced during first-quarter 2004 was not material and resulted in increased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the first quarter of 2005 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $0.9 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first quarter of 2005 compared to currency exchange rates at December 31, 2004 resulted in a decrease in net assets of $12.4 million that was reported as a component of comprehensive earnings, $9.2 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(d)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(e)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
(d)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	May 10, 2005
Brian D. Jellison	and Chief Executive Officer

/s/ Michael W. Towe	Chief Financial Officer and Vice President	May 10, 2005
Michael W. Towe

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.