Form 10-Q
period 2005-06-30
ROPER INDUSTRIES INC /DE/
filed 2005-08-09
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.

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

The number of shares outstanding of the Registrant’s common stock as of August 5, 2005 was approximately 42,792,432.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$361,564	$232,434	$695,401	$453,074
Cost of sales	181,622	116,419	352,835	227,621

Gross profit	179,942	116,015	342,566	225,453
Selling, general and administrative expenses	117,550	75,307	228,310	151,773

Income from operations	62,392	40,708	114,256	73,680
Interest expense	10,957	6,836	21,334	13,739
Other income	231	12	243	35

Earnings before income taxes	51,666	33,884	93,165	59,976
Income taxes	16,104	10,334	29,592	12,292

Net earnings	$35,562	$23,550	$63,573	$41,684

Net earnings per share:
Basic	$0.83	$0.64	$1.49	$1.13
Diluted	0.82	0.63	1.47	1.12

Weighted average common shares outstanding:
Basic	42,716	36,863	42,626	36,784
Diluted	43,464	37,468	43,347	37,375

Dividends declared per common share	$0.10625	$0.09625	$0.21250	$0.19250

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS:
Cash and cash equivalents	$68,399	$129,419
Accounts receivable, net	249,062	242,014
Inventories, net	138,363	132,282
Deferred taxes	20,662	20,485
Other current assets	50,711	31,960

Total current assets	527,197	556,160

Property, plant and equipment, net	100,000	97,949
Goodwill	1,270,483	1,144,035
Other intangible assets, net	485,514	487,173
Deferred taxes	20,991	34,205
Other noncurrent assets	45,466	46,882

Total assets	$2,449,651	$2,366,404

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$62,709	$65,801
Accrued liabilities	141,339	145,880
Deferred taxes	4,112	5,342
Current portion of long-term debt	35,980	36,527

Total current liabilities	244,140	253,550

Long-term debt	883,259	855,364
Deferred taxes	141,617	125,984
Other liabilities	19,156	17,420

Total liabilities	1,288,172	1,252,318

Commitments and contingencies

Common stock	440	436
Additional paid-in capital	669,136	650,917
Unearned compensation on restricted stock	(9,235)	(5,544)
Retained earnings	469,690	415,188
Accumulated other comprehensive earnings	54,395	76,249
Treasury stock	(22,947)	(23,160)

Total stockholders' equity	1,161,479	1,114,086

Total liabilities and stockholders' equity	$2,449,651	$2,366,404

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$63,573	$41,684
Depreciation	13,684	8,845
Amortization	21,008	10,766
Other, net	3,118	4,646

Cash provided by operating activities	101,383	65,941

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(177,375)	(51,511)
Capital expenditures	(10,500)	(5,125)
Other, net	(1,600)	(1,307)

Cash used in investing activities	(189,475)	(57,943)

Cash flows from financing activities:
Term note borrowings/(payments), net	(16,351)	(9,978)
Other borrowings/(payments), net	49,244	(20,774)
Issuance of common stock	--	28,873
Dividends	(9,032)	(7,104)
Other, net	8,785	6,183

Cash provided/(used) by financing activities	32,646	(2,800)

Effect of foreign currency exchange rate changes on cash	(5,574)	(699)

Net increase/(decrease) in cash and cash equivalents	(61,020)	4,499

Cash and cash equivalents, beginning of period	129,419	70,234

Cash and cash equivalents, end of period	$68,399	$74,733

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2004	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086

Net earnings	--	--	--	63,573	--	--	63,573
Stock option transactions	3	8,155	--	--	--	--	8,158
Treasury stock sold	--	416	--	--	--	213	629
Currency translation adjustments	--	--	--	--	(21,854)	--	(21,854)
Restricted stock grants	1	5,768	(3,691)	--	--	--	2,078
Issuance of common stock	--	2,249	--	--	--	--	2,249
Stock option tax benefit	--	1,631	--	--	--	--	1,631
Dividends declared	--	--	--	(9,071)	--	--	(9,071)

Balances at June 30, 2005	$440	$669,136	$(9,235)	$469,690	$54,395	$(22,947)	$1,161,479

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2005

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Earnings Per Share

Basic earnings per share are calculated by dividing net earnings (there were no adjustments necessary to determine earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consisted of stock options and restricted stock grants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported (in thousands)	$35,562	$23,550	$63,573	$41,684

Add: Total additional stock based
compensation included in net income	1,252	709	2,078	768

Deduct: Total additional stock based
compensation cost, net of tax	3,911	3,481	5,973	5,867

Net earnings Pro forma (in thousands)	$32,903	$20,778	$59,678	$36,585

Net Earnings per share, as reported:
Basic	$0.83	$0.64	$1.49	$1.13
Diluted	0.82	0.63	1.47	1.12

Net Earnings per share, Pro forma:
Basic	$0.77	$0.56	$1.40	$0.99
Diluted	0.76	0.55	1.38	0.98

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended June 30, 2005 and 2004 were $26,087 and $23,056, respectively, and $41,719 and $38,350 for the six months ended June 30, 2005 and 2004 respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments.

4. Acquisitions

On February 28, 2005, the Company acquired all the outstanding shares of Inovonics Wireless Corporation (“Inovonics”), a leading provider of 900 MHz radio frequency (RF) products for security applications. These operations of Inovonics are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $45 million.

On June 17, 2005, the Company acquired all the outstanding shares of CIVCO Holdings, Inc. (“CIVCO”), a maker of diagnostic ultrasound products. These operations of CIVCO are included in the Scientific & Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $120 million. A preliminary allocation of the purchase price resulted in approximately $40 million allocated to identifiable intangibles, and $82 million to goodwill. A final purchase price allocation will be completed by year end.

5. Inventories

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials and supplies	$85,210	$84,231
Work in process	26,636	24,853
Finished products	54,797	50,125
Inventory reserves	(28,280)	(26,927)

	$138,363	$132,282

6. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2004	$237,407	$286,959	$109,511	$126,793	$383,365	$1,144,035

Additions	--	10	--	87,728	57,200	144,938
Currency translation adjustments	(14,125)	(2,566)	(613)	(729)	(457)	(18,490)

Balances at June 30, 2005	$223,282	$284,403	$108,898	$213,792	$440,108	$1,270,483

7. Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$338,389	$(17,362)	$321,027
Unpatented technology	2,115	(702)	1,413
Software	53,268	(6,409)	46,859
Patents and other protective rights	15,222	(5,308)	9,914
Trade secrets	6,202	(1,480)	4,722
Sales order backlog	14,034	(612)	13,422
Assets not subject to amortization:
Trade names	89,817	--	89,817

Balances at December 31, 2004	$519,047	$(31,874)	$487,173

Assets subject to amortization:
Existing customer base	$336,686	$(25,652)	$311,034
Unpatented technology	12,745	(1,433)	11,312
Software	61,929	(10,092)	51,837
Patents and other protective rights	21,859	(7,334)	14,525
Trade secrets	6,202	(1,958)	4,244
Sales order backlog	14,506	(2,429)	12,077
Assets not subject to amortization:
Trade names	80,485	--	80,485

Balances at June 30, 2005	$534,412	$(48,898)	$485,514

Amortization expense of other intangible assets was $19,407 and $8,510 during the six months ended June 30, 2005 and 2004, respectively.

8. Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the six months ended June 30, 2005 is presented below (in thousands).

Balance at December 31, 2004	$6,361
Additions charged to costs and expenses	3,206
Deductions	(2,754)
Other	96

Balance at June 30, 2005	$6,909

9. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change
Net sales:
Instrumentation	$56,114	$49,702	12.9%	$110,620	$98,827	11.9%
Industrial Technology	110,787	100,961	9.7	213,274	194,079	9.9
Energy Systems & Controls	45,418	36,261	25.3	85,733	68,338	25.5
Scientific & Industrial Imaging	50,722	45,510	11.5	94,980	91,830	3.4
RF Technology	98,523	--	--	190,794	--	--

Total	$361,564	$232,434	55.6%	$695,401	$453,074	53.5%

Gross profit:
Instrumentation	$32,546	$28,529	14.1%	$64,151	$57,760	11.1%
Industrial Technology	49,042	43,027	14.0	93,955	80,512	16.7
Energy Systems & Controls	24,821	18,973	30.8	45,058	36,591	23.1
Scientific & Industrial Imaging	28,315	25,486	11.1	53,017	50,590	4.8
RF Technology	45,218	--	--	86,385	--	--

Total	$179,942	$116,015	55.1%	$342,566	$225,453	51.9%

Operating profit*:
Instrumentation	$11,370	$8,435	34.8%	$22,144	$17,830	24.2%
Industrial Technology	25,632	21,684	18.2	46,966	37,411	25.5
Energy Systems & Controls	10,841	6,848	58.3	18,794	11,649	61.3
Scientific & Industrial Imaging	8,357	7,385	13.2	15,174	14,380	5.5
RF Technology	12,573	--	--	23,746	--	--

Total	$68,773	$44,352	55.1%	$126,824	$81,270	56.1%

        * Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. Such expenses were $6,381 and $3,644 for the three months ended June 30, 2005 and 2004, respectively, and $12,568 and $7,590 for the six months ended June 30, 2005 and 2004, respectively.

10. Recently Released Accounting Pronouncements

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

In December, 2004, the FASB issued FAS 123(R), “Share-Based Payment” (revised 2004) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date for this standard has been delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. The Company expects to implement this standard effective January 1, 2006 and is currently evaluating the impact of this statement.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income”. FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and we are currently assessing to what extent the Company might repatriate foreign earnings that have not yet been remitted to the U. S. Based on our analysis to date, it is reasonably possible that the Company may repatriate some amount between $0 and $100 million. A repatriation of foreign earnings under the Act could result in the recognition of a tax benefit that could be as high as $4.0 million or could result in the recognition of additional tax expense that could be as high as $4.0 million. The Company expects to be in a position to finalize our assessment during the third quarter of 2005.

11. Senior Subordinated Convertible Notes

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, Roper will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. Roper will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. As originally issued, holders could convert their notes into 6.211 shares of our common stock, subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, the Company would have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. On November 19, 2004, the Company began a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash. In addition, if the Company experiences a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

12. Subsequent Events

On July 27, 2005, the Company declared a two-for-one split of its common stock. The split will be effected in the form of a 100% stock dividend paid on August 26, 2005 to shareholders of record at the end of business on August 12, 2005. The Company’s pro forma income per share (unaudited) effected for the two-for-one stock split is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported (in thousands)	$35,562	$23,550	$63,573	$41,684

Weighted average common shares
outstanding, as reported
Basic	42,716	36,863	42,626	36,784
Diluted	43,464	37,468	43,347	37,375

Weighted average common shares
outstanding, pro forma
Basic	85,431	73,725	85,253	73,568
Diluted	86,927	74,937	86,695	74,750

Net Earnings per share, as reported:
Basic	$0.83	$0.64	$1.49	$1.13
Diluted	0.82	0.63	1.47	1.12

Net Earnings per share, pro forma:
Basic	$0.42	$0.32	$0.75	$0.57
Diluted	0.41	0.31	0.73	0.56

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

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified industrial growth company that provides engineered products and solutions for global niche markets, including water, energy, radio frequency and research/medical applications. Roper operations are aligned into five market-focused segments to capture value-creating opportunities around common customer, market orientation, sales channels and common cost opportunities. The five segments are: Instrumentation, Industrial Technology, Energy Systems & Controls, Scientific & Industrial Imaging, and RF Technology.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first six months of 2005, our results of operations benefited from the 2004 acquisitions of the Power Generation business of R/D Tech on June 7, 2004, TransCore Holdings, Inc. (“TransCore”) effective on December 13, 2004, and the 2005 acquisitions of Inovonics Wireless Corporation (“Inovonics”) on February 28, 2005 and CIVCO Holdings, Inc. (“CIVCO”) on June 17, 2005.

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

The development of accounting estimates is the responsibility of our management. Our management discusses those areas that require significant judgments with the audit committee of our board of directors. As appropriate, the audit committee discusses critical estimates with our external auditors and reviews all financial disclosures to be included in our filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory utilization, future warranty obligations, revenue recognition (percent of completion), income taxes, identifiable intangible asset analysis and goodwill analysis. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2005, our allowance for doubtful accounts receivable, sales returns and sales credits was $8.6 million, or 3.4% of total gross accounts receivable of $256.5 million. The amount of the reserve as a percent of sales increased by 0.3% over the past quarter.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2005, inventory reserves for excess and obsolete inventory were $26.6 million, or 16.0% of gross first-in, first-out inventory cost.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2005, the accrual for future warranty obligations was $6.9 million or 0.5% of annualized second quarter sales.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the second quarter of 2005, we recognized $21.1 million of net sales using this method. In addition, approximately $58.6 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized as of June 30, 2005. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 31.2%, which is 70 basis points higher than the 30.5% rate experienced in the prior year second quarter. This increase is mainly attributed to the current domestic concentration of our recent TransCore acquisition, which decreases the relative percentage of our business in lower tax jurisdictions, offset by a $1.0 million tax refund credited in the current quarter that related to our 2003 tax return.

The evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed at least annually. We perform this analysis during our fourth quarter.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales
Instrumentation	$56,114	$49,702	$110,620	$98,827
Industrial Technology	110,787	100,961	213,274	194,079
Energy Systems & Controls	45,418	36,261	85,733	68,338
Scientific & Industrial Imaging	50,722	45,510	94,980	91,830
RF Technology	98,523	--	190,794	--

Total	$361,564	$232,434	$695,401	$453,074

Gross profit:
Instrumentation	58.0%	57.4%	58.0%	58.4%
Industrial Technology	44.3	42.6	44.1	41.5
Energy Systems & Controls	54.7	52.3	52.6	53.5
Scientific & Industrial Imaging	55.8	56.0	55.8	55.1
RF Technology	45.9	--	45.3	--

Total	49.8	49.9	49.3	49.8

Selling, general & administrative expenses:
Instrumentation	37.7%	40.4%	38.0%	40.4%
Industrial Technology	21.1	21.1	22.0	22.2
Energy Systems & Controls	30.8	33.4	30.6	36.5
Scientific & Industrial Imaging	39.3	39.8	39.8	39.4
RF Technology	33.1	--	32.8	--

Total	30.7	30.8	31.0	31.8

Segment operating profit:
Instrumentation	20.3%	17.0%	20.0%	18.0%
Industrial Technology	23.1	21.5	22.0	19.3
Energy Systems & Controls	23.9	18.9	21.9	17.0
Scientific & Industrial Imaging	16.5	16.2	16.0	15.7
RF Technology	12.8	--	12.4	--

Total	19.0	19.1	18.2	17.9

Corporate administrative expenses	(1.8)	(1.6)	(1.8)	(1.7)

Earnings from operations	17.3	17.5	16.4	16.3
Interest expense	(3.0)	(2.9)	(3.1)	(3.0)
Other income / (expense)	0.1	--	--	--

Earnings before income taxes	14.3	14.6	13.4	13.2
Income taxes	(4.5)	(4.4)	(4.3)	(4.0)

Net earnings	9.8	10.1	9.1	9.2

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net sales for the quarter ended June 30, 2005 were $361.6 million as compared to $232.4 million in the prior-year quarter, a 55.6% increase. Approximately $104.5 million of this increase was due to acquisitions, primarily TransCore, which was acquired on December 13, 2004; however, all of our segments showed improvement over the prior year quarter resulting in positive internal sales growth of approximately $26 million.

In our Instrumentation segment, net sales were up $6.4 million or 12.9% as compared to the prior year quarter due to continued strong sales into petroleum and materials testing markets. Gross margins were 58.0% in the current quarter compared to 57.4% in the second quarter of 2004. SG&A expenses as a percentage of net sales decreased to 37.7% in the current quarter, compared to 40.4% in the prior year quarter due to the operating leverage from the higher sales levels. Overall, the segment reported operating profit margins of 20.3% as compared to 17.0% in the prior-year quarter.

In our Industrial Technology segment, net sales were up $9.8 million or 9.7% as compared to the prior year quarter due to solid gains across virtually all operating units in this segment. In addition, we made solid progress on growth initiatives and operational improvements. Gross margins were higher at 44.3% for the second quarter of 2005 as compared to 42.6% in the second quarter of 2004. The increase was primarily due to favorable leverage of fixed costs on higher sales levels in our refrigeration and water meter operating units. SG&A expenses as a percentage of net sales were unchanged from the prior year quarter at 21.1%. The resulting operating profit margins were 23.1% in the second quarter of 2005 as compared to 21.5% in the second quarter of 2004.

Net sales in our Energy Systems & Controls segment increased by 25.3% to $45.4 million during the second quarter of 2005 compared to $36.3 million in the second quarter of 2004 due to the acquisition of the power generation business of R/D Tech and internal growth. Gross margins increased to 54.7% in the second quarter of 2005 compared to 52.3% in the second quarter of 2004 due to a strong performance in our energy systems business. SG&A expenses as a percentage of net sales were down to 30.8% compared to 33.4 % in the prior year quarter due to the growing percentage of power generation business in the segment which carries a lower SG&A expense level. As a result, operating margins were 23.9% in the second quarter of 2005 as compared to 18.9% in second quarter of 2004.

In our Scientific & Industrial Imaging segment, net sales were up $5.2 million or 11.5% as compared to the prior year quarter. We experienced growth in microscopy, spectroscopy and handheld applications, partially offset by a decline in industrial camera sales. In addition, this segment included two weeks of performance from the CIVCO acquisition. Gross margins decreased slightly from 56.0% in the second quarter of 2004 to 55.8% in the second quarter of 2005 due to $0.3 million of inventory step up charges related to the CIVCO acquisition that negatively impacted gross margins. SG&A as a percentage of net sales was 39.3% in the second quarter of 2005 as compared to 39.8% in the second quarter of 2004. Overall, the segment reported operating profit margins of 16.5% as compared to 16.2% in the prior year quarter.

In our recently established RF Technology segment, net sales were $98.5 million which included sales from TransCore and Inovonics for the entire quarter. Gross margins were 45.9% and were reduced by $1.4 million of inventory step-up charges. SG&A as a percentage of sales was 33.1%, with a resulting operating profit margin of 12.8%.

Corporate expenses were $6.4 million in the second quarter of 2005 as compared to $3.6 million in the second quarter of 2004. The increase over prior year was driven by significantly higher costs related to the Sarbanes-Oxley Act, higher professional service fees and higher variable compensation costs.

Interest expense of $11.0 million for the second quarter of 2005 was $4.1 million higher as compared to the second quarter of 2004. This increase is due to the higher debt levels associated with the TransCore acquisition completed in December 2004, and the CIVCO acquisition completed in June 2005 and higher LIBOR interest rates on the variable rate portion of our outstanding debt.

Income taxes were 31.2% of pretax earnings in the current quarter as compared to 30.5% in the second quarter of 2004. This increase was expected as the Company had a lower percentage of its revenue in low tax jurisdictions after the TransCore acquisition, offset by a $1.0 million tax refund credited in the current quarter that related to our fiscal 2003 tax return. We expect a tax rate of approximately 33.6% for the remaining quarters of 2005.

At June 30, 2005, the functional currencies of our European subsidiaries were slightly stronger against the U.S. dollar compared to currency exchange rates at June 30, 2004, but weaker against the dollar since December 31, 2004. The currency changes resulted in a decrease of $9.5 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $9.3 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the second quarter of 2005 benefited slightly from the weakening of the US dollar as compared to a year ago, primarily against the Euro. The difference between the operating results for these companies for the three months ended June 30, 2005, translated into U.S. dollars was less than 1%.

Net orders, booked from continuing operations, were $363.6 million for the quarter, 63.0% higher than the second quarter 2004 net order intake of $223.0 million. Approximately $106.6 million of the order increase was due to acquisitions, primarily TransCore, effective on December 13, 2004. We also had strong bookings in our other segments. Overall, our order backlog at June 30, 2005 was up 138.0% as compared to June 30, 2004. The increase is primarily due to the TransCore acquisition which is reported in the RF Technology segment, although all segments had an increase over the prior year quarter.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2005	2004	2005	2004
Instrumentation	$56,225	$49,132	$17,850	$16,104
Industrial Technology	111,865	96,615	56,190	54,386
Energy Systems & Controls	37,373	31,851	31,863	31,290
Scientific & Industrial Imaging	56,382	45,429	44,845	38,265
RF Technology	101,799	--	182,271	--

	$363,644	$223,027	$333,019	$140,045

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net sales for the six month period ended June 30, 2005 were $695.4 million as compared to $453.1 million in the prior-year six month period, a 53.5% increase. Approximately $201 million of this increase was due to acquisitions, primarily TransCore, which was acquired on December 13, 2004, however, all of our segments showed improvement over the prior year six month period.

In our Instrumentation segment, net sales were up $11.8 million or 11.9% as compared to the prior year six month period due to continued strong sales into petroleum and materials testing markets. Gross margins were 58.0% in the first six months of 2005 compared to 58.4% in the first six months of 2004. SG&A expenses as a percentage of net sales decreased to 38.0% in the current six month period, compared to 40.4% in the prior year six month period due to the operating leverage from the higher sales levels. Overall, the segment reported operating profit margins of 20.0% as compared to 18.0% in the prior-year period.

In our Industrial Technology segment, net sales were up 9.9% to $213.3 million in the first six months of 2005 as compared to $194.1 million in the first six months of 2004 due to solid gains across virtually all operating units in this segment. In addition, we made solid progress on growth initiatives and operational improvements. Gross margins were higher at 44.1% for the first six months of 2005 as compared to 41.5% in the first six months of 2004. The increase was partially due to $1.5 million of inventory step-up costs at Neptune in the first quarter of 2004, which negatively impacted gross margins. In addition, we are experiencing favorable leverage of fixed costs on higher sales levels in several of our operating units. SG&A expenses as a percentage of net sales were 22.0%, down slightly from 22.2% in the prior year. The resulting operating profit margins were 22.0% in the first six months of 2005 as compared to 19.3% in the first six months of 2004.

Net sales in our Energy Systems & Controls segment increased by 25.5% to $85.7 million during the six month period ended June 30, 2005 compared to $68.3 million in the six month period ended June 30, 2004 due to the acquisition of the power generation business of R/D Tech and internal growth. Gross margins decreased to 52.6% in the first six months of 2005 compared to 53.5% in the first six months of 2004 due to strong sales in the prior year first quarter in the power generation inspection business from a very strong spring outage season. SG&A expenses as a percentage of net sales were down to 30.6% compared to the prior year six month period at 36.5% due to the growing percentage of power generation business in the segment which carries a lower SG&A expense level. As a result, operating margins were 21.9% in the first six months of 2005 as compared to 17.0% in first six months of 2004.

Our Scientific & Industrial Imaging segment net sales increased by 3.4% in the first six months of 2005 as compared to the prior year period. We experienced growth in microscopy, spectroscopy and handheld applications, partially offset by a decline in industrial camera sales. Gross margins improved from 55.1% in the first six months of 2004 to 55.8% in the first six months of 2005 due to a favorable mix of product sales. SG&A as a percentage of net sales was 39.8% in the first six months of 2005 as compared to 39.4% in the first six months of 2004. Overall, the segment reported operating profit margins of 16.0% as compared to 15.7% in the prior year six month period.

In our recently established RF Technology segment, net sales were $190.8 million which included sales from TransCore for the entire six month period and sales from Inovonics which contributed for four months. Gross margins were 45.3% which were reduced somewhat from inventory step-up charges of $4.7 million for the six month period. These charges will not recur in the second half of the year. SG&A as a percentage of sales was 32.8%, with a resulting operating profit margin of 12.4%.

Corporate expenses were $12.6 million in the first six months of 2005 as compared to $7.6 million in the first six months of 2004. The increase over prior year was driven by significantly higher costs related to the Sarbanes-Oxley Act, higher professional service fees and higher variable compensation costs.

Interest expense of $21.3 million for the six month period ended June 30, 2005 was $7.6 million higher as compared to the six month period ended June 30, 2004. This increase is due to the higher debt levels associated with the TransCore acquisition completed in December 2004, and the CIVCO acquisition completed in June 2005 and increasing LIBOR rates on the variable rate portion of our outstanding debt.

Income taxes were accrued at 32.8% of pretax earnings in the period ended June 30, 2005 as compared to 30.5% in the prior period ended June 30, 2004. However, the current year expense was offset by a $1.0 million tax refund credited in the second quarter which reduced the effective rate to 31.8%. This increase was expected as the Company has a lower percentage of its revenue in low tax jurisdictions after the TransCore acquisition. We expect a tax rate of approximately 33.6% for the remaining quarters of 2005.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $62.8 million in the second quarter of 2005 as compared to $40.4 million in the second quarter of 2004, a 55.5% increase. This increase is primarily due to the higher income levels from the year-ago quarter and higher depreciation and amortization expense resulting from acquisitions. Cash used in investing activities during the current and prior year quarter related primarily to business acquisitions. Cash provided by financing activities during the current year quarter was primarily related to debt borrowings for the CIVCO acquisition. Cash used in financing activities during the current year quarter was for paydowns on our revolving credit line, scheduled payments on our term debt and dividend payments. Prior year quarter financing activities were primarily dividend and debt payments.

Year to date net cash provided by operating activities was $101.4 million in the six month period ended June 30, 2005 as compared to $65.9 million in the six month period ended June 30, 2004, a 53.7% increase. This increase is primarily due to the higher income levels from the year-ago prior period and higher amortization expense resulting from acquisitions. Cash used in investing activities during the current and prior year six month periods related primarily to business acquisitions. Cash provided by financing activities during the current year six month period was primarily related to debt borrowings for the CIVCO acquisition. Cash used in financing activities during the current six month period was for paydowns on our revolving credit line, scheduled payments on our term debt and dividend payments. The prior year six month financing activities were primarily dividend and debt payments. $66.4 million of debt was repaid over the six months ended June 30, 2005 as compared with $30.8 million in the prior-year period. In the current year, principal payments of $16.4 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $250.6 million at June 30, 2005 compared to $209.7 million at December 31, 2004, reflecting increases in working capital due to first and second quarter acquisitions, offset by decreases in certain accrued liabilities that existed at year end related to the TransCore acquisition. Total debt was $919.2 million at June 30, 2005 compared to $891.9 million at December 31, 2004. The leverage of the Company is shown in the following table:

	June 30, 2005	December 31, 2004
Total Debt	$919,239	$891,891
Cash	(68,399)	(129,419)

Net Debt	850,840	762,472
Stockholders' Equity	1,161,479	1,114,086

Total Net Capital	$2,012,319	$1,876,558

Net Debt / Total Net Capital	42.3%	40.6%

Our debt consists of a $1.055 billion senior secured credit facility with a group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At June 30, 2005, our debt consisted of the $230 million in senior subordinated convertible notes, $634.4 million of term loans and $50.0 million of revolving debt under the credit facility. The Company also had $47.1 million of outstanding letters of credit at June 30, 2005. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended June 30, 2005.

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $5.4 million and $2.6 million were incurred during the second quarters of 2005 and 2004 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

In December, 2004, the FASB issued FAS 123(R), “Share-Based Payment” (revised 2004) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date for this standard has been delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. The Company expects to implement this standard effective January 1, 2006 and is currently evaluating the impact of this statement.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income”. FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and we are currently assessing to what extent we might repatriate foreign earnings that have not yet been remitted to the U. S. Based on our analysis to date, it is reasonably possible that we may repatriate some amount between $0 and $100 million. A repatriation of foreign earnings under the Act could result in the recognition of a tax benefit that could be as high as $4.0 million or could result in the recognition of additional tax expense that could be as high as $4.0 million. We expect to be in a position to finalize our assessment during the third quarter of 2005.

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

Information About Forward Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “should,” “will,” “plan,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

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

  difficulty making acquisitions and successfully integrating acquired businesses;
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

At June 30, 2005 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $350 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into fixed rate swap agreements, including a $100 million agreement expiring January 6, 2006, and a $250 million agreement expiring March 13, 2008. At June 30, 2005, there was no material difference between prevailing market rates and the fixed rate on our debt instruments.

At June 30, 2005, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $334.4 million. An increase in interest rates of 1% would increase our annualized interest costs by approximately $3.3 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone, Canadian dollars or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 24.8% of our total second quarter sales and 84.2% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against these European currencies during the second quarter of 2005 versus December 2004 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during second-quarter 2005 versus exchange rates experienced during second-quarter 2004 was not material and resulted in increased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the second quarter of 2005 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $1.4 million.

The changes in these currency exchange rates relative to the U.S. dollar during the second quarter of 2005 compared to currency exchange rates at December 31, 2004 resulted in a decrease in net assets of $9.5 million that was reported as a component of comprehensive earnings, $9.3 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Roper held its 2005 Annual Meeting of Shareholders on June 6, 2005 in Duluth, Georgia. Of the 42,546,714 shares of common stock outstanding as of record date of April 15, 2005, 35,996,482 shares, or 84.6% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. Of the shares present, 2,333,217 shares were asserted to be entitled to five votes per share based upon certain beneficial ownership holding period requirements. The results of the matters submitted to the stockholders were as follows:

Proposal 1: Election of three (3) Directors

Each of the directors identified below elected at the 2005 Annual Meeting of Shareholders was elected for a term expiring at the 2008 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2006 Annual Meeting of Shareholders or the 2007 Annual Meeting of Shareholders are as follows: Wilbur J. Prezzano (2006), Georg Graf Schall-Riaucour (2006), Eriberto R. Scocimara (2006), Brian D. Jellison (2007), W. Lawrence Banks (2007), David W. Devonshire (2007), and John F. Fort (2007).

	Number of Votes
	For	Against	Withheld
Donald G. Calder	43,485,331	-	1,844,019
Derrick N. Key	43,704,726	-	1,624,624
Christopher Wright	43,253,757	-	2,075,593

Proposal 2: Approval of an Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $0.01 per share, from 80,000,000 shares to 160,000,000.

For	42,456,448
Against	2,810,011
Abstain	62,891

Item 6. Exhibits

(a)3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

3.3	Certificate of Amendment of Restated Certificate of Incorporation, filed herewith.

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(d)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(e)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
(d)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	August 8, 2005
Brian D. Jellison	and Chief Executive Officer

/s/ Michael W. Towe	Chief Financial Officer and Vice President	August 8, 2005
Michael W. Towe

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, filed herewith.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.