Form 10-Q
period 2005-09-30
ROPER INDUSTRIES INC /DE/
filed 2005-11-09
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

The number of shares outstanding of the Registrant's common stock as of November 4, 2005 was approximately 85,797,314.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$365,164	$240,141	$1,060,565	$693,215
Cost of sales	180,407	120,570	533,242	348,191

Gross profit	184,757	119,571	527,323	345,024

Selling, general and administrative expenses	114,981	74,151	343,291	225,924

Income from operations	69,776	45,420	184,032	119,100

Interest expense	11,437	7,327	32,771	21,066
Other income/(expense)	867	(17)	1,110	18

Earnings before income taxes	59,206	38,076	152,371	98,052

Income taxes	20,012	10,694	49,604	28,986

Net earnings	$39,194	$27,382	$102,767	$69,066

Net earnings per share:
Basic	$0.46	$0.37	$1.20	$0.94
Diluted	0.45	0.36	1.18	0.92

Weighted average common shares outstanding:
Basic	85,431	74,078	85,380	73,740
Diluted	87,096	75,346	86,896	74,948

Dividends declared per common share	$0.053125	$0.048125	$0.159375	$0.144375

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS:

Cash and cash equivalents	$79,096	$129,419
Accounts receivable, net	254,973	242,014
Inventories, net	134,350	132,282
Deferred taxes	22,402	20,485
Other current assets	45,267	31,960

Total current assets	536,088	556,160

Property, plant and equipment, net	94,479	97,949
Goodwill	1,286,151	1,144,035
Other intangible assets, net	456,046	487,173
Deferred taxes	7,917	34,205
Other noncurrent assets	43,433	46,882

Total assets	$2,424,114	$2,366,404

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$60,085	$65,801
Accrued liabilities	138,183	145,880
Deferred taxes	4,112	5,342
Current portion of long-term debt	266,006	36,527

Total current liabilities	468,386	253,550
Long-term debt	597,724	855,364
Deferred taxes	137,017	125,984
Other liabilities	19,400	17,420

Total liabilities	1,222,527	1,252,318

Commitments and contingencies
Common stock	881	436
Additional paid-in capital	674,819	650,917
Unearned compensation on restricted stock	(8,659)	(5,544)
Retained earnings	504,311	415,188
Accumulated other comprehensive earnings	53,085	76,249
Treasury stock	(22,850)	(23,160)

Total stockholders' equity	1,201,587	1,114,086

Total liabilities and stockholders' equity	$2,424,114	$2,366,404

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$102,767	$69,066
Depreciation	20,791	13,437
Amortization	32,036	16,390
Other, net	20,331	2,666

Cash provided by operating activities	175,925	101,559

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(181,086)	(51,861)
Capital expenditures	(16,059)	(8,108)
Other, net	(1,014)	(3,521)

Cash used in investing activities	(198,159)	(63,490)

Cash flows from financing activities:
Term note payments, net	(24,563)	(13,425)
Other borrowings/(payments), net	2,547	(21,529)
Issuance of common stock	--	28,873
Dividends	(13,593)	(10,678)
Other, net	13,124	10,876

Cash used by financing activities	(22,485)	(5,883)

Effect of foreign currency exchange rate changes on cash	(5,604)	(4)

Net increase/(decrease) in cash and cash equivalents	(50,323)	32,182

Cash and cash equivalents, beginning of period	129,419	70,234

Cash and cash equivalents, end of period	$79,096	$102,416

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2004	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086

Net earnings	--	--	--	102,767	--	--	102,767
Stock option transactions	444	10,724	--	--	--	--	11,168
Treasury stock transactions	--	650	--	--	--	310	960
Currency translation adjustments	--	--	--	--	(26,138)	--	(26,138)
Unrealized gain on derivative
instruments, net of tax	--	--	--	--	2,974	--	2,974
Restricted stock grants	1	6,373	(3,115)	--	--	--	3,259
Issuance of common stock	--	2,249	--	--	--	--	2,249
Stock option tax benefit	--	3,906	--	--	--	--	3,906
Dividends declared	--	--	--	(13,644)	--	--	(13,644)

Balances at September 30, 2005	$881	$674,819	$(8,659)	$504,311	$53,085	$(22,850)	$1,201,587

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2005

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On July 27, 2005, the Company declared a two-for-one split of its common stock. The split was effected in the form of a 100% stock dividend paid on August 26, 2005 to shareholders of record at the end of business on August 12, 2005. All historical weighted average share and per share amounts and all references to stock compensation data and market prices of the Company’s common stock for all periods presented have been adjusted to reflect this two-for-one stock split.

2. Earnings Per Share

Basic earnings per share are calculated by dividing net earnings (there were no adjustments necessary to determine earnings available to common shares) by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potential common shares outstanding during the period. Potential common shares consisted of stock options and restricted stock grants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported (in thousands)	$39,194	$27,382	$102,767	$69,066
Add: Total additional stock based
compensation included in net income, net of tax	782	255	2,197	375
Deduct: Total additional stock based
compensation cost, net of tax	2,792	2,239	6,869	5,956

Net earnings Pro forma (in thousands)	$37,184	$25,398	$98,095	$63,485

Net Earnings per share, as reported:
Basic	$0.46	$0.37	$1.20	$0.94
Diluted	0.45	0.36	1.18	0.92

Net Earnings per share, Pro forma:
Basic	$0.44	$0.34	$1.15	$0.86
Diluted	0.43	0.34	1.13	0.85

3. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended September 30, 2005 and 2004 were $37,884 and $31,658, respectively, and $79,603 and $70,008 for the nine months ended September 30, 2005 and 2004 respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

4. Acquisitions

On February 28, 2005, the Company acquired all the outstanding shares of Inovonics Wireless Corporation (“Inovonics”), a leading provider of 900 MHz radio frequency (RF) products for security applications. The operations of Inovonics are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $45 million.

On June 17, 2005, the Company acquired all the outstanding shares of CIVCO Holdings, Inc. (“CIVCO”), a maker of diagnostic ultrasound products. The operations of CIVCO are included in the Scientific & Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $120 million. The final allocation of the purchase price resulted in $20.2 million allocated to identifiable intangibles, and $94.4 million to goodwill.

5. Inventories

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials and supplies	$82,091	$84,231
Work in process	26,386	24,853
Finished products	51,544	50,125
Inventory reserves	(25,671)	(26,927)

	$134,350	$132,282

6. Goodwill

	Instrumentation	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2004	$237,407	$286,959	$109,511	$126,793	$383,365	$1,144,035

Additions	--	10	--	100,693	60,519	161,222
Currency translation adjustments	(17,024)	(2,239)	(676)	346	487	(19,106)

Balances at September 30, 2005	$220,383	$284,730	$108,835	$227,832	$444,371	$1,286,151

7. Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$338,389	$(17,362)	$321,027
Unpatented technology	2,115	(702)	1,413
Software	53,268	(6,409)	46,859
Patents and other protective rights	15,222	(5,308)	9,914
Trade secrets	6,202	(1,480)	4,722
Sales order backlog	14,034	(612)	13,422
Assets not subject to amortization:
Trade names	89,817	--	89,817

Balances at December 31, 2004	$519,047	$(31,874)	$487,173

Assets subject to amortization:
Existing customer base	$316,645	$(30,063)	$286,582
Unpatented technology	12,404	(1,807)	10,597
Software	62,167	(12,056)	50,111
Patents and other protective rights	21,935	(8,627)	13,308
Trade secrets	6,202	(2,199)	4,003
Sales order backlog	14,489	(3,458)	11,031
Assets not subject to amortization:
Trade names	80,414	--	80,414

Balances at September 30, 2005	$514,256	$(58,210)	$456,046

Amortization expense of other intangible assets was $27,412 and $13,861 during the nine months ended September 30, 2005 and 2004, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the nine months ended September 30, 2005 is presented below (in thousands).

Balance at December 31, 2004	$6,361
Additions charged to costs and expenses	4,846
Deductions	(4,124)
Other	76

Balance at September 30, 2005	$7,159

9. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
Net sales:
Instrumentation	$53,395	$50,751	5.2%	$164,015	$149,578	9.7%
Industrial Technology	110,161	100,735	9.4	323,435	294,814	9.7
Energy Systems & Controls	42,573	42,807	(0.5)	128,306	111,145	15.4
Scientific & Industrial Imaging	58,199	45,848	26.9	153,179	137,678	11.3
RF Technology	100,836	--	--	291,630	--	--

Total	$365,164	$240,141	52.1%	$1,060,565	$693,215	53.0%

Gross profit:
Instrumentation	$31,428	$28,049	12.0%	$95,579	$85,809	11.4%
Industrial Technology	48,430	43,859	10.4	142,385	124,371	14.5
Energy Systems & Controls	23,550	21,468	9.7	68,608	58,059	18.2
Scientific & Industrial Imaging	32,427	26,195	23.8	85,444	76,785	11.3
RF Technology	48,922	--	--	135,307	--	--

Total	$184,757	$119,571	54.5%	$527,323	$345,024	52.8%

Operating profit*:
Instrumentation	$11,956	$9,233	29.5%	$34,100	$27,063	26.0%
Industrial Technology	25,380	22,451	13.0	72,346	59,862	20.9
Energy Systems & Controls	11,647	9,818	18.6	30,441	21,467	41.8
Scientific & Industrial Imaging	10,970	8,268	32.7	26,144	22,648	15.4
RF Technology	16,295	--	--	40,041	--	--

Total	$76,248	$49,770	53.2%	$203,072	$131,040	55.0%

        * Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. Such expenses were $6,472 and $4,350 for the three months ended September 30, 2005 and 2004, respectively, and $19,040 and $11,940 for the nine months ended September 30, 2005 and 2004, respectively.

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

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income”. FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and we are currently assessing to what extent the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, it is reasonably possible that the Company may repatriate some amount between $50 and $100 million. A repatriation of foreign earnings under the Act could result in the recognition of a tax benefit between $3.0 million and $5.0 million. The Company expects to be in a position to finalize and execute its plan during the fourth quarter of 2005.

11. Senior Subordinated Convertible Notes

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, Roper will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent amortization of original issue discount, except for any contingent cash interest that may become payable. Roper will pay contingent cash interest to the holders of the notes for any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. As originally issued, holders could convert their notes into 12.422 shares of our common stock, subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, the Company would have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. On December 6, 2004, the Company completed a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash. In addition, if the Company experiences a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

As of September 30, 2005, our $230 million of senior subordinated convertible notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2005. In addition, the deferred financing costs related to the notes of approximately $3.9 million as of September 30, 2005 will be expensed in the fourth quarter of 2005. These expenses were previously being amortized to the first put date of the notes, which is January 15, 2009.

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

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified industrial growth company that provides engineered products and solutions for global niche markets, including water, energy, radio frequency and research/medical applications. Roper operations are aligned into five market-focused segments to capture value-creating opportunities around common customer, market orientation, sales channels and cost opportunities. The five segments are: Instrumentation, Industrial Technology, Energy Systems & Controls, Scientific & Industrial Imaging, and RF Technology.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and high margins. Our acquisitions have represented new strategic platforms as well as businesses that are complementary to existing platforms. We strive for high cash and earnings returns from our acquisition investments. During the first nine months of 2005, our results of operations benefited from the 2004 acquisitions of the Power Generation business of R/D Tech on June 7, 2004, TransCore Holdings, Inc. (“TransCore”) effective on December 13, 2004, and the 2005 acquisitions of Inovonics Wireless Corporation (“Inovonics”) on February 28, 2005 and CIVCO Holdings, Inc. (“CIVCO”) on June 17, 2005.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2005, our allowance for doubtful accounts receivable, sales returns and sales credits was $8.4 million, or 3.2% of total gross accounts receivable of $262.1 million. The amount of the reserve as a percentage of sales decreased by 0.2% over the past quarter.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2005, inventory reserves for excess and obsolete inventory were $24.3 million, or 14.4% of gross first-in, first-out inventory cost.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2005, the accrual for future warranty obligations was $7.2 million or 0.5% of annualized third quarter sales.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2005, we recognized $28.7 million of net sales using this method. In addition, approximately $101.1 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized as of September 30, 2005. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 33.8%, which is 570 basis points higher than the 28.1% rate experienced in the prior year third quarter. This increase is mainly attributed to the current domestic concentration of our recent TransCore acquisition, which decreases the relative percentage of our business in lower tax jurisdictions, as well as a one time credit in the prior-year third quarter of approximately $0.9 million from a research and development tax credit study related to prior years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales
Instrumentation	$53,395	$50,751	$164,015	$149,578
Industrial Technology	110,161	100,735	323,435	294,814
Energy Systems & Controls	42,573	42,807	128,306	111,145
Scientific & Industrial Imaging	58,199	45,848	153,179	137,678
RF Technology	100,836	--	291,630	--

Total	$365,164	$240,141	$1,060,565	$693,215

Gross profit:
Instrumentation	58.9%	55.3%	58.3%	57.4%
Industrial Technology	44.0	43.5	44.0	42.2
Energy Systems & Controls	55.3	50.2	53.5	52.2
Scientific & Industrial Imaging	55.7	57.1	55.8	55.8
RF Technology	48.5	--	46.4	--

Total	50.6	49.8	49.7	49.8

Selling, general administrative expenses:
Instrumentation	36.5%	37.1%	37.5%	39.3%
Industrial Technology	20.9	21.3	21.7	21.9
Energy Systems & Controls	28.0	27.2	29.7	32.9
Scientific & Industrial Imaging	36.9	39.1	38.7	39.3
RF Technology	32.4	--	32.7	--

Total	29.7	29.1	30.6	30.9

Segment operating profit:
Instrumentation	22.4%	18.2%	20.8%	18.1%
Industrial Technology	23.0	22.3	22.4	20.3
Energy Systems & Controls	27.4	22.9	23.7	19.3
Scientific & Industrial Imaging	18.8	18.0	17.1	16.4
RF Technology	16.2	--	13.7	--

Total	20.9	20.7	19.1	18.9

Corporate administrative expenses	(1.8)	(1.8)	(1.8)	(1.7)

Earnings from operations	19.1	18.9	17.4	17.2
Interest expense	(3.1)	(3.1)	(3.1)	(3.0)
Other income / (expense)	0.2	--	0.1	--

Earnings before income taxes	16.2	15.9	14.4	14.1
Income taxes	(5.5)	(4.5)	(4.7)	(4.2)

Net earnings	10.7	11.4	9.7	10.0

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net sales for the quarter ended September 30, 2005 were $365.2 million as compared to $240.1 million in the prior-year quarter, a 52.1.% increase. Approximately $109.3 million of this increase was due to acquisitions, primarily TransCore, which was acquired on December 13, 2004. In addition, the Company had strong internal sales growth resulting in a 6.5% increase over the prior year quarter.

In our Instrumentation segment, net sales were up $2.6 million or 5.2% as compared to the prior year quarter due to continued strong sales into petroleum and materials testing markets. Gross margins were 58.9% in the current quarter compared to 55.3% in the third quarter of 2004 due to improvements in our petroleum analyzer business. SG&A expenses as a percentage of net sales decreased to 36.5% in the current quarter, compared to 37.1% in the prior year quarter due to the operating leverage from the higher sales levels and efficiencies gained in our spectrometer business. Overall, the segment reported operating profit margins of 22.4% as compared to 18.2% in the prior-year quarter.

In our Industrial Technology segment, net sales were up $9.4 million or 9.4% as compared to the prior year quarter due to gains across most operating units in this segment. Gross margins were higher at 44.0% for the third quarter of 2005 as compared to 43.5% in the third quarter of 2004. The increase was primarily due to favorable leverage of fixed costs on higher sales levels in our industrial controls and water meter operating units. SG&A expenses as a percentage of net sales decreased to 20.9% in the current quarter from 21.3% in the prior year quarter. The resulting operating profit margins were 23.0% in the third quarter of 2005 as compared to 22.3% in the third quarter of 2004.

Net sales in our Energy Systems & Controls segment decreased by 0.5% to $42.6 million during the third quarter of 2005 compared to $42.8 million in the third quarter of 2004 due to the delay of service schedules on US Navy ships and the timing of customer purchases as we consolidated the operations of Zetec from seven facilities into one. Gross margins increased to 55.3% in the third quarter of 2005 compared to 50.2% in the third quarter of 2004 due to a favorable project mix in oil and gas control systems. SG&A expenses as a percentage of net sales increased to 28.0% compared to 27.2 % in the prior year quarter. As a result, operating margins were 27.4% in the third quarter of 2005 as compared to 22.9% in third quarter of 2004.

In our Scientific & Industrial Imaging segment, net sales were up $12.4 million or 26.9% as compared to the prior year quarter. This increase is aided by the full quarter results of the CIVCO acquisition and internal sales growth. Gross margins decreased from 57.1% in the third quarter of 2004 to 55.7% in the third quarter of 2005 due to purchase accounting inventory step up charges from the acquisition of CIVCO. SG&A as a percentage of net sales was 36.9% in the third quarter of 2005 as compared to 39.1% in the third quarter of 2004 due to the operating leverage from the higher sales levels. Overall, the segment reported operating profit margins of 18.8% as compared to 18.0% in the prior year quarter.

In our recently established RF Technology segment, net sales were $100.8 million which included sales from TransCore and Inovonics. Gross margins were 48.5% in the quarter compared to 45.9% in the prior quarter due to favorable revenue mix and the discontinuance of inventory step up charges related to previous acquisitions. SG&A as a percentage of sales was 32.4%, compared with 33.1% in the prior quarter as the business units continued to focus on cost structure improvements, with a resulting operating profit margin of 16.2% versus 12.8% in the second quarter.

Corporate expenses were $6.5 million in the third quarter of 2005 as compared to $4.4 million in the third quarter of 2004. The increase over prior year was driven by significantly higher costs related to the Sarbanes-Oxley Act, higher professional service fees and higher variable compensation costs.

Interest expense of $11.4 million for the third quarter of 2005 was $4.1 million higher as compared to the third quarter of 2004. This increase is due to the higher debt levels associated with the TransCore acquisition completed in December 2004, the CIVCO acquisition completed in June 2005 and higher LIBOR interest rates on the variable rate portion of our outstanding debt.

Income taxes were 33.8% of pretax earnings in the current quarter as compared to 28.1% in the third quarter of 2004. This increase was expected as the Company had a lower percentage of its revenue in low tax jurisdictions after the TransCore acquisition, and a non-recurring $0.9 million research and development tax credit in the prior-year quarter. We expect a tax rate of approximately 33.8% for the remainder of 2005.

At September 30, 2005, the functional currencies of our European subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at September 30, 2004, and December 31, 2004. In addition, the Canadian dollar was stronger against the US dollar compared to the rates at September 30, 2004 and December 31, 2004. The currency changes resulted in a decrease of $4.3 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $0.6 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the third quarter of 2005 benefited slightly from the weakening of the US dollar as compared to a year ago, primarily against the Canadian dollar. The difference between the operating results for these companies for the three months ended September 30, 2005, translated into U.S. dollars was less than 1%.

Net orders booked were $408.0 million for the quarter, 64.3% higher than the third quarter 2004 net order intake of $248.4 million. Approximately $141.3 million of the order increase was due to acquisitions, primarily TransCore. We also had 7.4% internal order growth in the third quarter. Overall, our order backlog at September 30, 2005 was up 154.4% as compared to September 30, 2004. The increase is primarily due to the TransCore acquisition which is reported in the RF Technology segment, although most segments had an increase over the prior year quarter.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2005	2004	2005	2004
Instrumentation	$58,485	$55,282	$22,752	$20,505
Industrial Technology	111,065	101,875	57,646	56,275
Energy Systems & Controls	44,602	47,826	35,072	36,474
Scientific & Industrial Imaging	60,622	43,397	49,704	36,056
RF Technology	133,221	--	214,658	--

	$407,995	$248,380	$379,832	$149,310

Nine months ended September 30, 2005 compared to nine months September 30, 2004

Net sales for the nine month period ended September 30, 2005 were $1.06 billion as compared to $693.2 million in the prior-year nine month period, a 53.0% increase. Approximately $310 million of this increase was due to acquisitions, primarily TransCore, which was acquired on December 13, 2004, however, all of our segments showed improvement over the prior year nine month period.

In our Instrumentation segment, net sales were up $14.4 million or 9.7% as compared to the prior year nine month period due to continued strong sales into petroleum and materials testing markets. Gross margins were 58.3% in the first nine months of 2005 compared to 57.4% in the first nine months of 2004. SG&A expenses as a percentage of net sales decreased to 37.5% in the current nine month period, compared to 39.3% in the prior year nine month period due to the operating leverage from the higher sales levels. Overall, the segment reported operating profit margins of 20.8% as compared to 18.1% in the prior-year period.

In our Industrial Technology segment, net sales were up 9.7% to $323.4 million in the first nine months of 2005 as compared to $294.8 million in the first nine months of 2004 due to solid gains across virtually all operating units in this segment. In addition, we made solid progress on growth initiatives and operational improvements. Gross margins were higher at 44.0% for the first nine months of 2005 as compared to 42.2% in the first nine months of 2004. The increase was partially due to $1.5 million of inventory step-up costs at Neptune in the first quarter of 2004, which negatively impacted gross margins. In addition, we are experiencing favorable leverage of fixed costs on higher sales levels in several of our operating units. SG&A expenses as a percentage of net sales were 21.7%, down from 21.9% in the prior year. The resulting operating profit margins were 22.4% in the first nine months of 2005 as compared to 20.3% in the first nine months of 2004.

Net sales in our Energy Systems & Controls segment increased by 15.4% to $128.3 million during the nine month period ended September 30, 2005 compared to $111.1 million in the nine month period ended September 30, 2004 due to the acquisition of the power generation business of R/D Tech and internal growth. Gross margins increased to 53.5% in the first nine months of 2005 compared to 52.2% in the first nine months of 2004 due to a strong spring outage season in the power generation inspection business and favorable project mix in oil and gas control systems. SG&A expenses as a percentage of net sales were down to 29.7% compared to the prior year nine month period at 32.9% due to the growing percentage of power generation business in the segment which carries a lower SG&A expense level. As a result, operating margins were 23.7% in the first nine months of 2005 as compared to 19.3% in first nine months of 2004.

Our Scientific & Industrial Imaging segment net sales increased by 11.3% to $153.2 million during the nine month period ended September 30, 2005 compared to $137.7 million in the nine month period ended September 30, 2004. We experienced growth in microscopy, spectroscopy and handheld applications, partially offset by a decline in industrial camera sales, and had over a full quarter of sales from the CIVCO acquisition. Gross margins were unchanged from the prior-year nine month period at 55.8%. SG&A as a percentage of net sales was 38.7% in the first nine months of 2005 as compared to 39.3% in the first nine months of 2004. Overall, the segment reported operating profit margins of 17.1% as compared to 16.4% in the prior year nine month period.

In our recently established RF Technology segment, net sales were $291.6 million which included sales from TransCore for the entire nine month period and sales from Inovonics which contributed for seven months. Gross margins were 46.4% which were impacted by inventory step-up charges of $4.7 million which were incurred in the first half of the year. SG&A as a percentage of sales was 32.7%, with a resulting operating profit margin of 13.7%.

Corporate expenses were $19.0 million in the first nine months of 2005 as compared to $11.9 million in the first nine months of 2004. The increase over prior year was driven by significantly higher costs related to the Sarbanes-Oxley Act, higher professional service fees and higher variable compensation costs.

Interest expense of $32.8 million for the nine month period ended September 30, 2005 was $11.6 million higher as compared to the nine month period ended September 30, 2004. This increase is due to the higher debt levels associated with the TransCore acquisition completed in December 2004, the CIVCO acquisition completed in June 2005 and increasing LIBOR rates on the variable rate portion of our outstanding debt.

Income taxes were accrued at 33.2% of pretax earnings in the nine-month period ended September 30, 2005 as compared to 29.6% in the prior period ended September 30, 2004. However, the current year expense was offset by a $1.0 million tax refund credited in the second quarter which reduced the effective rate to 32.6%. This increase was expected as the Company has a lower percentage of its revenue in low tax jurisdictions after the TransCore acquisition, and a non-recurring $0.9 million research and development tax credit in the prior year period. We expect a tax rate of approximately 33.8% for the remainder of 2005.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $74.5 million in the third quarter of 2005 as compared to $35.6 million in the third quarter of 2004, a 109.3% increase. This increase is primarily due to the higher income levels from the year-ago quarter, higher depreciation and amortization expense resulting from acquisitions and low cash taxes paid due to net operating loss carryforward credits. Cash used in investing activities during the current quarter related primarily to business acquisitions. Cash used in financing activities during the current year quarter was for paydowns on our revolving credit line, scheduled payments on our term debt and dividend payments. Prior year quarter financing activities were primarily dividend and debt payments.

Year to date net cash provided by operating activities was $175.9 million in the nine month period ended September 30, 2005 as compared to $101.6 million in the nine month period ended September 30, 2004, a 73.2% increase. This increase is primarily due to the higher income levels over the year-ago prior period, higher amortization expense resulting from acquisitions and low cash tax payments. Cash used in investing activities during the current and prior year nine month periods related primarily to business acquisitions. Cash provided by financing activities during the current year nine month period was primarily related to debt borrowings for the CIVCO acquisition. Cash used in financing activities during the current nine month period was for paydowns on our revolving credit line, scheduled payments on our term debt and dividend payments. The prior year nine month financing activities were primarily dividend and debt payments. A net reduction in the Company’s debt of $121.6 million was made over the nine months ended September 30, 2005 as compared with $35.0 million in the prior-year period. In the current year, principal payments of $24.6 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $254.6 million at September 30, 2005 compared to $209.7 million at December 31, 2004, reflecting increases in working capital due to first and second quarter acquisitions, offset by decreases in certain accrued liabilities that existed at year end related to the TransCore acquisition. Total debt was $863.7 million at September 30, 2005 compared to $891.9 million at December 31, 2004. The leverage of the Company is shown in the following table:

	September 30, 2005	December 31, 2004
Total Debt	$919,239	$891,891
Total Debt	$863,730	$891,891
Cash	(79,096)	(129,419)

Net Debt	784,634	762,472
Stockholders' Equity	1,201,587	1,114,086

Total Net Capital	$1,986,221	$1,876,558

Net Debt / Total Net Capital	39.5%	40.6%

Our debt consists of a $1.055 billion senior secured credit facility with a group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At September 30, 2005, our debt consisted of the $230 million in senior subordinated convertible notes, $625.6 million of term loans and $3.0 million of revolving debt under the credit facility. The Company also had $47.0 million of outstanding letters of credit at September 30, 2005. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

As of September 30, 2005, our $230 million of senior subordinated convertible notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2005.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended September 30, 2005.

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $5.6 million and $3.0 million were incurred during the third quarters of 2005 and 2004 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income”. FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and we are currently assessing to what extent we might repatriate foreign earnings that have not yet been remitted to the U. S. Based on our analysis to date, it is reasonably possible that we may repatriate some amount between $50 and $100 million. A repatriation of foreign earnings under the Act could result in the recognition of a tax benefit between $3.0 million and $5.0 million. The Company will be in a position to finalize and execute its plan during the fourth quarter of 2005.

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

At September 30, 2005 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $350 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into fixed rate swap agreements, including a $100 million agreement expiring January 6, 2006, and a $250 million agreement expiring March 13, 2008. At September 30, 2005, the difference between prevailing market rates and the rate on our fixed rate swap agreements was $4.6 million.

At September 30, 2005, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $278.6 million. An increase in interest rates of 1% would increase our annualized interest costs by approximately $2.8 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone, Canadian dollars or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 28.0% of our total third quarter sales and 63.9% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against these European currencies during the third quarter of 2005 versus December 2004, weakened against the Canadian dollar and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during third-quarter 2005 versus exchange rates experienced during third-quarter 2004 was not material and resulted in a change in operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the third quarter of 2005 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $1.5 million.

The changes in these currency exchange rates relative to the U.S. dollar during the third quarter of 2005 compared to currency exchange rates at December 31, 2004 resulted in a decrease in net assets of $4.3 million that was reported as a component of comprehensive earnings, $0.6 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)3.3	Certificate of Amendment of Restated Certificate of Incorporation.

(d)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(e)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(f)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 3.3 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2005.
(d)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
(e)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).
(f)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	November 9, 2005
Brian D. Jellison	and Chief Executive Officer

/s/ Michael W. Towe	Chief Financial Officer and Vice President	November 9, 2005
Michael W. Towe

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.3 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2005.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.