Form 10-K
period 2005-12-31
ROPER INDUSTRIES INC /DE/
filed 2006-03-16
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [  ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Large accelerated file [  ] Accelerated filer [  ] Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). [  ] Yes [X] No

Based on the closing sales price on the New York Stock Exchange on June 30, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $3,076,320,668.

Number of shares of Registrant’s Common Stock outstanding as of March 3, 2006: 86,207,669.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 17, 2006, are incorporated by reference into Part III of this Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

PART I

PART II

PART III

Item 10	Directors and Executive Officers of the Registrant	41
Item 11	Executive Compensation	41
Item 12	Security Ownership of Certain Beneficial Owners and Management	41
Item 13	Certain Relationships and Related Transactions	41
Item 14	Principal Accountant Fees and Services	41

PART IV

Item 15	Exhibits and Financial Statement Schedules	42
	Signatures	45

PART I

ITEM 1. BUSINESS

      Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products, instrumentation products and services and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets including radio frequency applications, water, energy, research and medical, and other niche markets.

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

We continued our growth in 2005 from internal growth and the full-year contributions from the acquisition of the Power Generation business of R/D Tech on June 7, 2004 and TransCore Holdings, Inc. (“TransCore”) on December 13, 2004. In 2005, we acquired Inovonics Corporation (“Inovonics”) on February 25, 2005, CIVCO Holding, Inc. (“CIVCO”) on June 17, 2005 and MEDTEC, Inc. (“MEDTEC”) on November 30, 2005, all of which were purchased for cash and financed through borrowings under our credit agreement and cash generated from operations.

The Company makes available free of charge on our website (www.roperind.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also accessible on the SEC’s website at http://www.sec.gov.

The annual certification of Roper’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on June 17, 2005.

      Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets. We have developed and maintained a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products, the applications expertise used to create our advanced products and systems, and our distribution and service capabilities. Our operating units grow their businesses through new product development and development of new applications and services for existing products to satisfy customer needs. In addition, our operating units continue to grow our customer base by expanding our distribution, selling other products through our existing channels and entering adjacent markets.

Diversified End Markets and Geographic Reach. Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. During that same period, we grew our global presence to the degree that our sales of products manufactured and exported from the U.S. and manufactured abroad and sold to customers outside the U.S. accounted for $545 million for 2005, up from $459 million in 2004. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”).

Research and Development. We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products to enter new markets. Our research and development spending increased to $53.5 million in 2005 as compared to $38.7 million in 2004 and $32.6 million in 2003. The increase in 2005 was expected with the December 2004 acquisition of TransCore. We expect the amount spent on research and development activities to continue to rise in 2006 as a result of the acquisitions of Inovonics, CIVCO and MEDTEC during 2005.

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

      Instrumentation

Our Instrumentation segment principally offers equipment and consumables for materials analysis, fluid properties testing and industrial leak testing. These products and solutions are provided through three U.S.-based and two European-based operating units. For 2005, this segment had net sales of $232.9 million, representing 16.0% of our total net sales.

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

Our Instrumentation segment’s end markets are principally oil and gas, automotive, general industrial, semiconductor and research. The following table sets forth information regarding each class of products within the Instrumentation segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Materials analysis equipment and consumables	$101,066	$91,868	$76,943
Fluid properties testing equipment	$90,437	$82,619	$69,412

Backlog.     Our Instrumentation operating units’ sales reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within four weeks of receipt of order. Certain systems, primarily those containing custom requirements by the customer, have longer lead times. Blanket purchase orders are placed by certain end-users, with continuing requirements for fulfillment over specified periods of time. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $21.9 million at December 31, 2005 compared to $20.3 million at December 31, 2004.

Distribution and Sales. Distribution and sales are achieved through a combination of manufacturers’ representatives, agents, distributors and direct sales offices in both the U.S. and various other countries.

Customers.     None of this segment’s customers accounted for as much as 10% of its net sales for 2005.

      Industrial Technology

Our Industrial Technology segment produces industrial pumps, flow measurement and metering equipment, industrial valves and controls and water meter and automatic meter reading (AMR) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2005, this segment had net sales of $430.0 million, representing 29.6% of our total net sales.

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

Our Industrial Technology segment’s end markets are principally water and wastewater, general industrial, refrigeration, and oil and gas. The following table sets forth information regarding each class of products within the Industrial Technology segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Industrial pumps	$107,613	$95,272	$89,080
Industrial valves and controls	$82,333	$75,712	$66,166

Backlog.     The Industrial Technology operating units’ sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain original equipment manufacturers, or OEMs, may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $58.5 million at December 31, 2005, as compared to $50.0 million at December 31, 2004.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers.     No customer was responsible for as much as 10% of this segment’s net sales for 2005.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, machinery vibration and other non-destructive inspection and measurement products and solutions, which are provided through three U.S.-based operating units. For 2005, this segment had net sales of $174.7 million, representing 12.0% of our total net sales.

Control Systems. We manufacture control systems and panels and provide related engineering and commissioning services for turbomachinery applications, predominately in energy markets.

Non-destructive Inspection and Measurement Instrumentation. We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and machinery vibration sensors, switches and transmitters. These solutions are applied principally in energy markets. Many of these products are designed for use in hazardous environments.

Our Energy Systems and Controls segment’s end markets are principally power generation and oil and gas. The following table sets forth information regarding each class of products within the Energy Systems and Controls segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Control systems	$80,724	$77,908	$77,492

Backlog.     The majority of this segment’s business consists of larger engineered projects with lead times of three to nine months. As such, backlog typically fluctuates significantly depending upon the timing of large project awards. Standard products generally ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $45.5 million at December 31, 2005 compared to $45.1 million at December 31, 2004.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors.

Customers.     None of this segment’s customers accounted for as much as 10% of its net sales in 2005.

      Scientific and Industrial Imaging

Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld computers and software. These products and solutions are provided through seven U.S-based and two Canadian-based operating units. For 2005, this segment had net sales of $219.5 million, representing 15.1% of our total net sales.

Digital Imaging Products and Software. We manufacture and sell extremely sensitive, high-performance charged couple device (“CCD”) and complementary metal oxide semiconductor (“CMOS”) cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, automotive, and other end-user markets such as biological and material science. They are frequently incorporated into products by OEMs.

Patient Positioning Products and Software. We manufacture and sell patient positioning devices, image-guided therapy software and supply diagnostic and therapeutic disposable products used in conjunction with ultrasound imaging for minimally invasive medical procedures.

Handheld Computers and Software. We manufacture and sell fully rugged handheld computers for utility, principally water management, and non-utility markets and we develop and sell software to assist in utility meter reading and service order management.

Our Scientific and Industrial Imaging segment’s end markets are principally research, medical, automotive and semiconductor. The following table sets forth information regarding each class of products within the Scientific and Industrial Imaging segment that accounted for at least 10% of our total net sales in any of the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Digital imaging products and software	$160,444	$160,973	$160,150

Backlog.     Our Scientific and Industrial Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $54.3 million at December 31, 2005, as compared to $36.8 million at December 31, 2004.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Customers.     No customer was responsible for as much as 10% of this segment’s net sales for 2005.

      RF Technology

Our acquisition of TransCore on December 13, 2004 established our newest segment, RF Technology. We added to this segment early in 2005 with the acquisition of Inovonics Corporation. Both of these entities are U.S. based. This segment provides radio frequency identification (RFID) and satellite-based communication technologies that are used primarily in comprehensive toll and traffic systems and processing, security and access control, mobile asset tracking and water sub-metering and remote temperature monitoring applications. This segment had sales of $396.6 million for the year ended December 31, 2005, representing 27.3% of our total net sales.

Our RF Technology segment’s end markets are principally RF and transportation. There was no class of products within the RF Technology segment that accounted for at least 10% of our total net sales in 2005.

Backlog.     Backlog typically fluctuates significantly depending on the timing of large project awards. Standard products typically ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $200.2 million at December 31, 2005 compared to $183.7 million at December 31, 2004.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers. No customer was responsible for as much as 10% of this segment’s net sales for 2005.

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

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with employees, to protect our trade secrets and know-how. While we believe that none of our operating units are substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights, the product development and market activities of Compressor Controls, Neptune Technology, TransCore and our imaging businesses, in particular, have been planned and conducted in conjunction with continuing patent strategies. While we have not significantly licensed patents, trademarks, trade secrets and similar proprietary rights to and from third parties in the past, we may do so in the future.

Employees

As of December 31, 2005, we had approximately 6,000 total employees, of whom approximately 4,450 were located in the United States. Approximately 210 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2005, we had approximately $894 million in total consolidated indebtedness. In addition, we had approximately $315 million undrawn availability under our senior secured credit facility. Our total consolidated debt could increase using this additional borrowing capacity. Subject to certain restrictions contained in our senior secured credit facility and other debt agreements, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions.

Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

  limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;
  place us at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than us;
  limit our ability to borrow additional funds;
  limit our ability to complete future acquisitions;
  limit our ability to pay dividends;
  limit our ability to make capital expenditures; and
  increase our vulnerability to general adverse economic and industry conditions.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

In addition, our senior secured credit facility contains financial covenants requiring us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to meet the financial covenants or requirements in our senior secured credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions contained in our senior secured credit facility could result in an event of default under this facility, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our senior secured credit facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under this facility or our other indebtedness.

Unfavorable changes in foreign exchange rates may significantly harm our business.

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds, Danish krone and Japanese yen. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 25% of our total net sales for the year ended December 31, 2005 compared to 31% for the year ended December 31, 2004. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings. At present, we do not hedge against foreign currency risks.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for approximately 16% and 19% of our net sales for the years ended December 31, 2005 and December 31, 2004, respectively. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

  unfavorable changes in or noncompliance with U.S. and other jurisdictions' export requirements;
  restrictions on the export of technology and related products;
  unfavorable changes in or noncompliance with U.S. and other jurisdictions' export policies to certain countries;
  unfavorable changes in the import policies of our foreign markets; and
  a general economic downturn in our foreign markets.

The occurrence of any of these events could reduce the foreign demand for our products or could limit our ability to export our products and, therefore, could materially negatively affect our future sales and earnings.

Economic, political and other risks associated with our international operations could adversely affect our business.

As of December 31, 2005, approximately 16% of our long-lived assets, excluding goodwill and intangibles were attributable to operations outside the U.S. We expect our international operations to continue to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

  adverse changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
  trade protection measures and import or export requirements;
  trade liberalization measures which could expose our international operations to increased competition;
  subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations;
  partial or total expropriation;
  potentially negative consequences from changes in tax laws;
  difficulty in staffing and managing widespread operations;
  differing labor regulations;
  differing protection of intellectual property;
  unexpected changes in regulatory requirements;
  longer payment cycles of foreign customers and difficulty in collecting receivables in foreign jurisdictions; and
  international sentiment towards the U.S.

The occurrence of any of these events could materially harm our business.

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our historical growth has depended, and our future growth is likely to continue to depend, to some degree on our ability to make acquisitions and to successfully integrate acquired businesses. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets globally. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain necessary financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. We cannot assure you that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

Product liability, insurance risks and increased insurance costs could harm our operating results.

Our business exposes us to potential product liability risks that are inherent in the design, manufacturing and distribution of our products. In addition, certain of our products are used in potentially hazardous environments. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. We also maintain other insurance policies, including directors and officers’ liability insurance. Our insurance costs increased in recent periods and may continue to increase in the future. We believe that we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs could have an adverse impact on our operating results.

Our operating results could be adversely affected by a reduction of business with our large customers.

We derive a significant amount of revenue from larger customers. The loss or reduction of any significant contracts with any of these customers could materially reduce our revenue and cash flows. Additionally, many of our customers are government entities. Government entities can unilaterally terminate or modify our existing contracts without cause and without penalty to the government agency.

We face intense competition. If we do not compete effectively, our business may suffer.

We face intense competition from numerous competitors. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility and established customer service capabilities with existing customers. We may not be able to compete effectively on all of these fronts or with all of our competitors. In addition, new competitors may emerge, and product lines may be threatened by new technologies or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive.

Changes in the supply of, or price for, parts and components used in our products could affect our business.

We purchase many parts and components from suppliers. The availability and prices of parts and components are subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Some high-performance components for digital imaging products may be in short supply and/or suppliers may have occasional difficulty manufacturing these components to meet our specifications. In addition, some of our products are provided by sole source suppliers. Any change in the supply of, or price for, these parts and components could affect our business, financial condition and results of operations.

Environmental compliance costs and liabilities could increase our expenses and adversely affect our financial condition.

Our operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. These laws and regulations can result in the imposition of substantial fines and sanctions for violations and could require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in the countries in which we operate as these requirements change.

We use and generate hazardous substances and wastes in our operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and to claims alleging personal injury. We have experienced, and expect to continue to experience, costs relating to compliance with environmental laws and regulations. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Some of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy.

Some of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to, the industrial and semiconductor markets. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter. The business cycles of our different operations may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.

Our intangible assets are valued at an amount that is high relative to our total assets, and a write-off of our intangible assets would negatively affect our results of operations and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2005, goodwill totaled approximately $1.35 billion compared to approximately $1.25 billion of stockholders’ equity, which was approximately 54% of our total assets of approximately $2.52 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations become more conservative, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

We depend on our abilities to develop new products.

The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products so that our products can be sold with high margins. This product development may require substantial investment by us. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products or that we will otherwise be able to successfully develop and market new products. Failure of our products to gain market acceptance or our failure to successfully develop and market new products could reduce our margins, which would have an adverse effect on our business, financial condition and results of operations.

Our technology is important to our success and our failure to protect this technology could put us at a competitive disadvantage.

Because many of our products rely on proprietary technology, we believe that the development and protection of intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements and other contractual provisions is important to the future success of our business. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. The steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. Current and future actions to enforce these rights may result in substantial costs and diversion of resources and we make no assurances that any such actions will be successful.

Any business disruptions due to political instability, armed hostilities, incidents of terrorism or natural disasters couldadversely impact our financial performance.

If terrorist activity, armed conflict, political instability or natural disasters occur in the U.S. or other locations, such events may negatively impact our operations, cause general economic conditions in the U.S. and abroad to deteriorate or cause world-wide demand for U.S. products to decline. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products, and therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations and may result in the volatility of the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Roper’s corporate offices, consisting of 13,800 square feet of leased space, are located at 2160 Satellite Blvd., Duluth, Georgia. We have established manufacturing, sales and service locations around the world to support our operations. The following table sets forth our principal properties as of December 31, 2005:

		Square Footage
Location	Property	Owned	Leased	Industry segment
Phoenix, AZ	Office/Mfg.	--	45,900	Industrial Technology
Tucson, AZ	Office/Mfg.	--	49,300	Scientific and Industrial Imaging
Tallassee, AL	Office/Mfg	300,000	5,000	Industrial Technology
Quebec City, Canada	Office/Mfg.	--	26,400	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	--	28,500	Energy Systems and Controls
Mississauga, Canada	Office	--	30,000	Industrial Technology
Pleasanton, CA	Office	--	19,400	Scientific and Industrial Imaging
San Diego, CA	Office	--	84,500	RF Technology
Malu, China	Office/Mfg.	--	16,600	Industrial Technology
Shanghai, China	Office	--	16,100	Industrial Technology
Louisville, CO	Office/Mfg.	--	50,000	RF Technology
Ballerup, Denmark	Office/Mfg.	--	88,500	Instrumentation
Verson, France	Office/Mfg.	22,500	--	Instrumentation
Commerce, GA	Office/Mfg.	203,800	--	Industrial Technology
Duluth, GA	Office/HQ.	--	13,800	N/A
Buchen, Germany	Office/Mfg.	118,900	--	Industrial Technology
Lauda, Germany	Office/Mfg.	37,900	--	Instrumentation
Des Moines, IA	Office/Mfg.	--	88,000	Energy Systems and Controls
Kalona, IA	Office/Mfg.	--	50,000	Scientific and Industrial Imaging
Orange City, IA	Office/Mfg.	37,100	8,000	Scientific and Industrial Imaging
Burr Ridge, IL	Office/Mfg.	55,000	--	Industrial Technology
Acton, MA	Office/Mfg.	--	28,700	Instrumentation
Trenton, NJ	Office/Mfg.	40,000	--	Scientific and Industrial Imaging
Albuquerque, NM	Office/Mfg.	--	260,800	RF Technology
Syosset, NY	Office/Mfg.	--	27,500	Industrial Technology
Kanata, Ontario	Office/Assem.	--	25,900	RF Technology
Beaverton, OR	Office	--	52,400	RF Technology
Portland, OR	Office/Mfg.	--	128,000	Industrial Technology
Harrisburg, PA	Office/Mfg.	--	105,700	RF Technology
Warrendale, PA	Office/Mfg.	--	76,300	Scientific and Industrial Imaging
Dallas, TX	Office	--	60,800	RF Technology
Houston, TX	Office/Mfg.	--	216,000	Instrumentation
Bury St. Edmunds, U.K	Office/Mfg.	90,000	--	Industrial Technology
Glasgow, U.K	Office/Mfg.	27,700	--	Instrumentation
Snoqualmie, WA	Office/Mfg.	--	63,300	Energy Systems and Controls

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

We and/or one of our subsidiaries are named as defendants, along with many other companies, in asbestos-related personal injury or wrongful death actions. The allegations in these actions are vague, general and speculative. Given the state of these claims, it is not possible to determine the potential liability, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of our security-holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2005 and 2004 quarters. Data has been adjusted for the effect of a 2-for-1 stock split in the form of a stock dividend effective August 26, 2005.

		High	Low	Cash Dividends Declared
2005	4th Quarter	$40.320	$34.700	$0.058750
	3rd Quarter	39.900	35.035	0.053125
	2nd Quarter	35.995	30.830	0.053125
	1st Quarter	33.545	28.275	0.053125

2004	4th Quarter	$31.655	$29.200	$0.053125
	3rd Quarter	29.320	26.085	0.048125
	2nd Quarter	28.640	23.725	0.048125
	1st Quarter	26.440	22.635	0.048125

Based on information available to us and our transfer agent, we believe that as of March 3, 2006 there were 218 record holders of our common stock.

Dividends.     Roper has declared a cash dividend in each quarter since our February 1992 initial public offering and we have also annually increased our dividend rate since our initial public offering. In November 2005, our Board of Directors increased the quarterly dividend paid January 31, 2006 to $0.05875 per share from $0.053125 per share, an increase of 11%. However, the timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities. None

The information set forth in Item 12 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following summary consolidated selected financial data for and as of the end of the twelve months ended December 31, 2005, 2004 and 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002 and 2001 were derived from our audited consolidated financial statements. Our consolidated financial statements for and as of the end of each of the twelve months ended December 31, 2005, 2004 and 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002 and 2001 were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. In August 2003, we changed our fiscal year-end from October 31 to December 31 effective as of January 1, 2003, with the two months ended December 31, 2002 being the transition period.

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report (amounts in thousands, except per share data).

	12 months ended December 31,			2 months ended December 31,	12 months ended October 31,
	2005(1)	2004(2)	2003(3)	2002	2002(4)	2001(5)
Operations data:
Net sales	$1,453,731	$969,764	$657,356	$83,885	$617,462	$562,955
Gross profit	726,407	485,045	346,138	41,565	333,755	304,750
Income from operations(6)	264,899	171,302	108,100	4,568	115,545	100,866
Earnings from continuing operations
before change in accounting principle	153,175	93,852	48,061	1,240	66,438	57,415
Net earnings	153,175	93,852	45,239	853	40,053	55,839

Per share data:
Earnings from continuing operations
before change in accounting principle:
Basic	$1.79	$1.26	$0.76	$0.02	$1.07	$0.94
Diluted	1.74	1.24	0.75	0.02	1.05	0.91

Net earnings:
Basic	$1.79	$1.26	$0.72	$0.02	$0.64	$0.91
Diluted	1.74	1.24	0.71	0.02	0.63	0.89

Dividends declared	0.22	0.20	0.18	0.05	0.17	0.15

Balance sheet data:
Working capital(7)	$(7,418)	$302,610	$219,695	$126,221	$118,590	$135,972
Total assets	2,522,306	2,366,404	1,514,995	824,966	828,973	762,122
Long-term debt, less current portion	620,958	855,364	630,186	308,684	311,590	323,830
Stockholders' equity	1,249,788	1,114,086	655,781	380,981	376,012	323,506

(1)     Includes results of Inovonics from February 25, 2005, CIVCO from June 17, 2005 and MEDTEC from November 30, 2005.

(2)     Includes results of the power generation business of R/D Tech from June 7, 2004 and TransCore from December 13, 2004.

(3)     Balance sheet data includes the effect of the Neptune Technology Group Holdings (“NTGH”) acquisition effective on December 29, 2003.

(4)     Includes results of Zetec from August 2002 and several smaller businesses acquired during fiscal 2002.

(5)     Includes results of Struers and Logitech from September 2001 and several smaller businesses acquired during fiscal 2001.

(6)     Includes $5.9 million of restructuring expenses in 2003.

(7)     Includes $230 million of senior subordinated convertible notes required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report.

Overview

We are a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products, instrumentation products and services and radio frequency identification and satellite-based communication technologies and related services. We market these products and services to selected segments of a broad range of markets including radio frequency (RF) applications, water, energy, research and medical, and other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On February 25, 2005, we purchased Inovonics, a provider of 900 MHz radio frequency products primarily for security, sub-metering and remote temperature monitoring applications. On June 17, 2005 we purchased CIVCO, a provider of diagnostic and therapeutic disposable products used in conjunction with ultrasound imaging for minimally invasive medical procedures primarily in urology, radiology and cardiology. On November 30, 2005, we purchased MEDTEC, which designs, develops and distributes enabling technologies essential for accurate diagnosis and treatment for cancer care. MEDTEC products include patient positioning devices, image-guided therapy software, and related products and accessories.

During the year ended December 31, 2005, our results of operations benefited from the TransCore acquisition made on December 13, 2004, the power generation business of R/D Tech purchased on June 7, 2004, and the partial year activities of Inovonics, CIVCO and MEDTEC.

In conjunction with the acquisition of TransCore, a provider of technologies and related services in areas such as radio frequency identification (RFID), satellite-based communication, mobile asset tracking, security applications and comprehensive toll system and processing services, we replaced our existing $625 million credit agreement, completed a public offering of 5,000,000 shares of our common stock, and entered into an amended and restated $1.055 billion credit agreement. An underwriters’ overallotment of 115,000 shares of our common stock was subsequently exercised and closed on December 28, 2004.

During the year ended December 31, 2004, our results of operations benefited from the Neptune Technology Group Holdings, Inc. (“NTGH”) acquisition made on December 29, 2003 and the partial year activities of the power generation business of R/D Tech purchased on June 7, 2004.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2005, our allowance for doubtful accounts receivable was $7.3 million and our allowance for sales returns and sales credits was $1.3 million, for a total of $8.6 million, or 3.2% of total gross accounts receivable. This percentage is influenced by the risk profile of the underlying receivables, the timing of write-offs of accounts deemed uncollectible and is not significantly different as a percent of sales as compared to the December 31, 2004 level.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2005, inventory reserves for excess and obsolete inventory were $24.3 million, or 15.4% of gross first-in, first-out inventory cost. This percentage has decreased from 16.1% in the fiscal year ended December 31, 2004. We expect this percentage to continue to decrease over time as we physically dispose of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At December 31, 2005, the reserve for future warranty obligations was $6.6 million. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2005, December 31, 2004, and December 31, 2003.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2005, we recognized revenue of approximately $90.0 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $16.8 million and $31.4 million of revenue was recognized using this method during the years ended December 31, 2004 and December 31, 2003, respectively. At December 31, 2005 approximately $100.0 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods. We expected the significant increase in revenue related to the use of percentage-of-completion accounting in 2005 as TransCore has several longer term projects related to toll and traffic systems that require use of this method and we expect this higher level to continue in the future.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2005, our effective income tax rate was 30.6%, which included a $6.6 million reduction of tax expense related to the repatriation of foreign sourced earnings under section 965 of the Internal Revenue Code at an effective tax rate significantly lower than previously provided on these earnings. In 2004, our effective income tax rate was 29.8% which included a $0.9 million additional R&D credit. We expect our tax rate in 2006 to increase to approximately 33.8% as the company does not expect a recurrence of 2005‘s reduction in tax expense from the repatriation of foreign sourced earnings.

Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual review performed in 2005. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Total goodwill includes 24 different business units with individual amounts ranging from less than $1 million to approximately $416 million.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales.

	12 months ended December 31,
	2005	2004	2003
Net sales
Instrumentation	$232,916	$213,722	$181,329
Industrial Technology(1)	430,037	396,671	170,324
Energy Systems and Controls(2)	174,674	156,232	138,968
Scientific and Industrial Imaging(3)	219,530	187,926	166,735
RF Technology(4)	396,574	15,213	--

Total	1,453,731	969,764	657,356

Gross profit:
Instrumentation	58.5%	57.8%	58.3%
Industrial Technology	44.1	42.6	45.6
Energy Systems and Controls	54.7	52.3	52.8
Scientific and Industrial Imaging	55.3	55.7	53.6
RF Technology	46.4	40.4	--

Total	50.0	50.0	52.7

Operating profit:
Instrumentation	22.5%	20.2%	17.5%
Industrial Technology	22.5	20.7	21.2
Energy Systems and Controls	25.7	21.6	19.0
Scientific and Industrial Imaging	18.0	17.2	16.8
RF Technology	14.8	(0.1)	--

Total	20.1	19.7	18.6

Corporate administrative expenses	(1.9)%	(2.0)%	(2.2)%
Income from continuing operations	18.2	17.7	16.4
Interest expense	(3.0)	(3.0)	(2.5)
Loss on extinguishment of debt	(0.3)	(0.8)	(3.8)
Other income/(expense)	0.2	(0.1)	--

Income from continuing operations before taxes and change in accounting principle	15.1	13.8	10.1

Income taxes	(4.6)	(4.1)	(2.8)
Loss on discontinued operations, net of taxes	--	--	(0.4)

Net earnings	10.5%	9.7%	6.9%

(1)	Includes results of NTGH acquisition from December 29, 2003.
(2)	Includes results of the power generation business of R/D Tech from June 7, 2004.
(3)	Includes results of CIVCO from June 17, 2005, MEDTEC from November 30, 2005, the NTGH acquisition from December 29, 2003 and several smaller business acquired during the years presented.

(4)	Includes results of Inovonics from February 25, 2005 and TransCore from December 13, 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for the year ended December 31, 2005 were $1.45 billion as compared to sales of $969.8 million for the year ended December 31, 2004, an increase of 49.9%. This increase was the result of sales from acquired companies and strong internal growth. Our 2005 results included a full year of sales from the power generation business of R/D Tech and from TransCore, both acquired during 2004, approximately ten months of sales from the Inovonics acquisition, six months from CIVCO, and one month from MEDTEC. Net sales of these acquisitions accounted for approximately $413 million of our 2005 net sales increase over 2004 and growth of our other business accounted for the remaining $71 million of the increase.

In our Instrumentation segment, net sales for the year ended December 31, 2005 increased by $19.2 million or 9.0% over the year ended December 31, 2004. The increase was due primarily to increased unit volumes attributable to generally favorable market conditions, increased sales of approximately $4 million in sulfur testing instruments as this testing moved from lab to process applications with our customers and increased sales of our non-destructive testing technology into new channels representing approximately $2 million.

Net sales for our Industrial Technology segment increased by $33.4 million or 8.4% for the year ended December 31, 2005 over the year ended December 31, 2004. The increase was due primarily to increased unit volumes attributable to generally favorable market conditions including strong sales growth in radio frequency technology in our water meter markets, representing approximately $10 million, and increased sales of standard products in our water and waste water pumps of approximately $5 million.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2005 increased by $18.4 million or 11.8% over the year ended December 31, 2004. The increase was primarily due to the full-year impact of the power generation business of R/D Tech acquired in 2004 of approximately $9.4 million.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $31.6 million or 16.8% for the year ended December 31, 2005 over the year ended December 31, 2004. The increase was attributable to the partial-year impact of CIVCO and MEDTEC acquired in 2005 which accounted for approximately $22 million of the increase over prior year. The remainder of the increase resulted primarily from new products and more focused selling activities driving market penetration in our physical and life sciences camera markets.

In our RF Technology segment, net sales for the year ended December 31, 2005 increased by $381.4 million over the year ended December 31, 2004. The increase was attributable to the full-year results of TransCore, purchased December 13, 2004, and the ten month results of Inovonics.

Our overall gross profit percentage was 50.0% for the year ended December 31, 2005 which remained the same as 50.0% for the year ended December 31, 2004. The Instrumentation segment gross margins increased to 58.5% as compared to 57.8% in the prior year. The margins improved due to sales mix and leverage from increased sales. Industrial Technology gross margins increased to 44.1% as compared to 42.6% in the prior year, primarily due to the non-recurrence of inventory step-up costs at Neptune in the first quarter of 2004 of approximately $1.5 million. Our Energy Systems and Controls segment gross margins were 54.7% in 2005 as compared to 52.3% in 2004. This was due to several factors none of which are easily quantifiable, including a product rationalization effort in our non-destructive testing business, better large project scope acceptance discipline and better engineering staff utilization in our oil and gas business. Our Scientific and Industrial Imaging segment gross margins were 55.3% in 2005 as compared to 55.7% in 2004. This decrease is due totally to inventory step-up costs of approximately $2.1 million at CIVCO and MEDTEC incurred in 2005. Without these charges, there was a modest improvement in this segment’s gross margins for the year. Our RF Technology segment gross margins were 46.4% in 2005 as compared to 40.4% for the 18 day period that TransCore was owned in 2004. Prior year gross margins were depressed due to the low sales volume in the holiday period of our ownership in the prior year.

Selling, general and administrative (SG&A) expenses decreased to 31.8% of net sales for the year ended December 31, 2005 from 32.4% of net sales for the year ended December 31, 2004. The decrease is due to leverage from higher sales while making a conscious effort to control general and administrative expenses.

Interest expense increased $14.5 million, or 50.4%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of higher debt levels incurred due to the TransCore acquisition in December 2004, and borrowings under our revolving credit facility for the Inovonics, CIVCO and MEDTEC acquisitions in 2005.

The loss on extinguishment of debt for the year ended December 31, 2005 was a $3.9 million non-cash charge related to the expensing of deferred financing costs for our senior subordinated convertible notes which are required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock. The loss on extinguishment of debt for the year ended December 31, 2004 was a $8.2 million non-cash charge related to the expensing of deferred financing costs due to the amendment of our credit facility concurrent with the acquisition of TransCore.

The change in other income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to a $0.8 million gain on sale of an investment in a previously owned business and proceeds of $0.7 million from a business interruption insurance claim due to a fire at a supplier to one of our Imaging segment businesses.

During 2005, our effective income tax rate was 30.6%, which included a $6.6 million reduction to tax expense related to the repatriation of foreign sourced earnings under section 965 of the Internal Revenue Code at an effective tax rate significantly lower than previously provided on these earnings. In 2004, our effective income tax rate was 29.8% which included a $0.9 million additional R&D credit. We expect our tax rate in 2006 to increase to approximately 33.8% as the company does not expect a recurrence of the 2005 reduction in tax expense from the repatriation of foreign sourced earnings.

At December 31, 2005, the functional currencies of our European subsidiaries were weaker and the functional currencies of our Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2004. The net result of these changes led to a decrease in the foreign exchange component of comprehensive earnings of $27.9 million in the year period ending December 31, 2005. Approximately $21.8 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2005, operating profit was not affected by fluctuations in non-U.S. currencies.

The following table summarizes our net sales order information for the years ended December 31, 2005 and 2004 (dollar amounts in thousands).

	2005	2004	change
Instrumentation	$236,121	$215,821	9.4%
Industrial Technology	440,908	386,488	14.1
Energy Systems and Controls	178,393	170,459	4.7
Scientific and Industrial Imaging	230,434	182,887	26.0
RF Technology	408,825	15,213	n/m

Total	$1,494,681	$970,868	54.0%

Industrial Technology segment net orders strengthened in most markets over the prior year and in particular from strong orders for Neptune water meter and RF products, which is also the primary contributor to the increased backlog in this segment as noted in the table below. Scientific and Industrial Imaging net orders increased from the inclusion of orders from the partial year ownership of CIVCO and MEDTEC and also from stronger orders for industrial cameras and handheld computers, which leads to the higher backlog at 2005 in the Scientific and Industrial Imaging segment.

The following table summarizes sales order backlog information at December 31, 2005 and 2004 (dollar amounts in thousands). Roper’s policy is to include in backlog only orders scheduled for shipment within twelve months.

	2005	2004	change
Instrumentation	$21,881	$20,310	7.7%
Industrial Technology	58,488	50,004	17.0
Energy Systems and Controls	45,489	45,076	0.9
Scientific and Industrial Imaging	54,290	36,835	47.4
RF Technology	200,233	183,742	9.0

Total	$380,381	$335,967	13.2%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 were $969.8 million as compared to sales of $657.4 million for the year ended December 31, 2003, an increase of 47.5%. This increase was the result of sales from acquired companies and strong internal growth. Our 2004 results included a full year of sales from the NTGH acquisition, six months of sales from the power generation business of R/D Tech and two weeks of sales from the TransCore acquisition. Net sales of these acquisitions accounted for approximately $252 million of our 2004 net sales increase over 2003 and growth of our other business accounted for the remaining $60 million of the increase.

In our Instrumentation segment, net sales for the year ended December 31, 2004 increased by $32.4 million or 17.9% over the year ended December 31, 2003. The increase was attributable to improved distribution, new product introductions, favorable market conditions, and changes in exchange rates.

Net sales for our Industrial Technology segment increased by $226.3 million or 132.9% for the twelve months ended December 31, 2004 over the twelve months ended December 31, 2003. The increase primarily resulted from the NTGH acquisition, accounting for approximately $206 million of the increase, and also included stronger sales into industrial, energy, and commercial refrigeration end markets.

In our Energy Systems and Controls segment, net sales for the twelve months ended December 31, 2004 increased by $17.3 million or 12.4% over the twelve months ended December 31, 2003. The increase was due to the partial-year impact of the power generation business of R/D Tech acquired in 2004 of approximately $10 million as well as higher system and product sales of energy applications, substantially offset by lower sales to Gazprom.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $21.2 million or 12.7% for the twelve months ended December 31, 2004 over the twelve months ended December 31, 2003. Approximately $20 million of the increase was attributable to the full-year impact of NTGH acquired in 2003.

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $281.3 million for the year ended December 31, 2005, $164.8 million for the year ended December 31, 2004, and $71.3 million for the year ended December 31, 2003. 2003 results include a $24.4 million write-off of debt extinguishment costs related to the recapitalization of the Company. The 2005 increase reflects stronger earnings from operations due to the inclusion of TransCore, Inovonics, CIVCO, & MEDTEC in 2005, strong growth from our other operations, and lower cash tax payments due primarily to the utilization of certain U.S. net operating losses for tax purposes. Cash flows used in investing activities during each of fiscal 2005, 2004, and 2003 were primarily business acquisition costs. Cash flows from financing activities during each of these years were largely debt repayments and borrowings for acquisitions and common stock issuances in 2004 and 2003. Financing activities in 2004 also included amending and restating our previous $625 million credit agreement with our current $1.055 billion credit agreement to increase capacity, lower borrowing costs, and improve other terms and conditions.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $212.8 million at December 31, 2005 compared to $209.7 million at December 31, 2004. We acquired approximately $21.7 million of net current assets through business acquisitions during 2005.

Total debt was $894.3 million at December 31, 2005 (41.7% of total capital) compared to $891.9 million at December 31, 2004 (44.4% of total capital). Our increased debt at December 31, 2005 compared to December 31, 2004 was due to borrowings related to our 2005 acquisitions.

Our $1.055 billion credit facility consists of a $655 million term loan and a $400 million revolving loan, both with five year maturities. At December 31, 2005, our debt consisted of $230 million in senior subordinated convertible notes due in 2034, a balance of $616.8 million on the term loan and a balance of $40.1 million on the revolving loan. The Company had $44.5 million of outstanding letters of credit at December 31, 2005, thereby reducing its remaining revolving credit capacity commensurately. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2005.

Capital expenditures of $24.8 million, $12.1 million and $10.4 million were incurred during 2005, 2004 and 2003, respectively. The increase in capital expenditures in 2005 was primarily due to the higher capital expenditure requirements of TransCore acquired in December, 2004. We expect capital expenditures in 2006 to be approximately comparable as a percentage of sales to 2005.

Description of Certain Indebtedness

Senior Secured Credit Facility

Concurrently with the closing of the TransCore acquisition and the common stock offering in December 2004, we entered into a $1.055 billion senior secured credit facility. This credit facility consists of a five-year $655 million term loan and a five-year $400 million revolving loan.

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

As originally issued, each $1,000 principal amount of the notes will be convertible at the option of the holder into 12.422 shares of our common stock (giving effect to the 2-for-1 stock split effective August 26, 2005 and subject to further adjustment), if (i) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (ii) if the notes are called for redemption or (iii) if specified corporate transactions have occurred. Upon conversion, we would have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. On November 19, 2004, the Company began a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted.

Holders may require us to purchase all or a portion of their notes on January 15, 2009, January 15, 2014, January 15, 2019, January 15, 2024, and January 15, 2029, at stated prices plus accrued cash interest, if any, including contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock.

We may redeem for cash all or a portion of the notes at any time on or after January 15, 2009 at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, including contingent cash interest, if any, on such notes to the applicable redemption date.

As of September 30, 2005, the senior subordinated convertible notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2005.

In accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the Company is required to include in its diluted weighted-average common share calculation an increase in shares based upon the difference between the Company’s average closing stock price for the period and the conversion price of $31.80. This is calculated using the treasury stock method.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following table quantifies our contractual cash obligations and commercial commitments at December 31, 2005 (dollars in thousands).

	Payments Due in Fiscal
Contractual Cash Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt*	$890,774	$271,376	$65,502	$98,250	$455,646	$--	$--
Capital leases	3,497	1,937	1,120	368	59	13	--
Operating leases	82,524	20,167	15,788	11,358	8,653	6,140	20,418

Total	$976,795	$293,480	$82,410	$109,976	$464,358	$6,153	$20,418

*Includes in 2006 $230 million of senior subordinated convertible notes which are recorded as a current liability however, the Company does not expect note holders to exercise their conversion rights within the next 12 months.

	Amounts Expiring in Fiscal
Other Commercial Commitments	Total Amount Committed	2006	2007	2008	2009	2010	Thereafter
Standby letters of credit
and bank guarantees	$44,489	$40,093	$3,347	$209	$287	$553	$--

At December 31, 2005 the Company had outstanding surety bonds of $118.9 million.

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2006 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

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

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) (“SFAS 123R”) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date of this standard has been delayed until annual reporting periods beginning after December 31, 2005, which was the company’s calendar year 2006 beginning on January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and to expense any awards granted or modified after the effective date, but does not require restatement of prior periods. In accordance with FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, the company anticipates applying the short-cut method for determining its Additional Paid-in Capital Pool, however the company continues to evaluate such implementation. As a result of the adoption of SFAS 123R as of January 1, 2006, the company estimates it will record expense of approximately $3.5 million in fiscal 2006 relating to its stock-based awards.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income”. FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The Company repatriated approximately $82 million of foreign sourced earnings during the fourth quarter of 2005 which resulted in a net tax benefit of approximately $6.6 million and is reflected in the Company’s effective tax rate in the fourth quarter.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The implementation of this standard did not have a material impact on the Company’s Financial Statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections beginning in the company’s calendar year 2006 which began on January 1, 2006.

In June 2005, the FASB issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the third quarter of fiscal 2005 and its adoption did not have a material impact on its consolidated results of operations or financial condition for fiscal 2005.

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
  terrorist attacks;
  future health crises; and
  the factors discussed in Item 1A to this Annual Report under the heading "Risk Factors."

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings, and we are exposed to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2005, we had a combination of fixed and floating rate borrowings. Our $1.055 billion senior credit facility contains $655 million variable rate term notes and a $400 million variable rate revolver. To reduce the financial risk of future rate increases, in 2005 the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. Our $230 million senior unsecured convertible notes have a fixed interest rate. At December 31, 2005, the prevailing market rates were between 0.75% and 1.75% higher than the fixed rates on our debt instruments.

At December 31, 2005, Roper’s outstanding variable-rate borrowings not covered by the interest rate swap under the $1.055 billion credit facility were $406.9 million. An increase in interest rates of 1% would increase our annualized interest costs by $4.1 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 25% of our total sales and 66% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against European and Asian currencies during 2005 and weakened against the Canadian dollar. The difference between 2005 operating results for these companies translated into U.S. dollars during 2005 and these operating results translated into U.S. dollars during 2005 was not material. If these currency exchange rates had been 10% different throughout 2005 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $2.5 million.

The changes in these currency exchange rates relative to the U.S. dollar during 2005 compared to currency exchange rates at December 31, 2004 resulted in a decrease in net assets of $27.9 million that was reported as a component of comprehensive earnings, $21.8 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock option grants and the effects these grants have on pro forma earnings disclosed in our financial statements. The stock prices also influence the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Roper Industries, Inc.:

        We have completed integrated audits of Roper Industries, Inc.‘s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Inovonics Corporation, CIVCO Holding, Inc. and MEDTEC, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded Inovonics Corporation, CIVCO Holding, Inc. and MEDTEC, Inc. from our audit of internal control over financial reporting. Inovonics Corporation, CIVCO Holding, Inc. and MEDTEC, Inc. are wholly-owned subsidiaries whose total assets represent 1.8%, 4.9% and 6.3%, respectively, and whose total revenues represent 2.0%, 1.3% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP
Atlanta, Georgia

March 15, 2006

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands, except per share data)

	2005	2004
Assets
Cash and cash equivalents	$53,116	$129,419
Accounts receivable, net	257,210	242,014
Inventories, net	131,838	132,282
Deferred taxes	19,145	20,485
Other current assets	36,898	31,960

Total current assets	498,207	556,160
Property, plant and equipment, net	97,462	97,949
Goodwill	1,353,712	1,144,035
Other intangible assets, net	501,365	487,173
Deferred taxes	25,852	34,205
Other assets	45,708	46,882

Total assets	$2,522,306	$2,366,404

Liabilities and Stockholders' Equity
Accounts payable	$71,693	$65,801
Accrued liabilities	142,835	145,880
Income taxes payable	14,718	--
Deferred taxes	3,066	5,342
Current portion of long-term debt	273,313	36,527

Total current liabilities	505,625	253,550

Long-term debt, net of current portion	620,958	855,364
Deferred taxes	124,202	125,984
Other liabilities	21,733	17,420

Total liabilities	1,272,518	1,252,318

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 2,000 shares authorized; none outstanding
Common stock, $0.01 par value per share; 160,000 shares authorized at December 31, 2005 and 80,000 shares authorized at December 31, 2004; 88,254 shares issued and 85,960 outstanding at December 31, 2005 and 43,584 shares issued and 42,416 outstanding at December 31, 2004	883	436
Additional paid-in capital	670,322	645,373
Retained earnings	549,603	415,188
Accumulated other comprehensive earnings	51,731	76,249
Treasury stock 2,294 shares at December 31, 2005 and 1,184 shares at December 31, 2004	(22,751)	(23,160)

Total stockholders'equity	1,249,788	1,114,086

Total liabilities and stockholders'equity	$2,522,306	$2,366,404

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2005, 2004 and 2003
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Net sales	$1,453,731	$969,764	$657,356
Cost of sales	727,324	484,719	311,218

Gross profit	726,407	485,045	346,138
Selling, general and administrative expenses	461,508	313,743	238,038

Income from operations	264,899	171,302	108,100

Interest expense	43,394	28,847	16,384
Loss on extinguishment of debt	3,932	8,168	25,054
Other income (expense)	2,994	(571)	(372)

Earnings from continuing operations before income
taxes	220,567	133,716	66,290
Income taxes	67,392	39,864	18,229

Earnings from continuing operations	153,175	93,852	48,061
Loss from discontinued operations, net of taxes	--	--	2,822

Net earnings	$153,175	$93,852	$45,239

Earnings per share:
Basic:
Earnings from continuing operations	$1.79	$1.26	$0.76
Loss from discontinued operations	--	--	(.04)
Net earnings	$1.79	$1.26	$0.72

Diluted:
Earnings from continuing operations	$1.74	$1.24	$.75
Loss from discontinued operations	--	--	(.04)
Net earnings	$1.74	$1.24	$0.71

Weighted average common shares outstanding:
Basic	85,498	74,440	63,150
Diluted	87,884	75,664	63,984

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
Years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	Common Stock		Additional paid-in	Unearned compensation on restricted	Retained	Accumulated other comprehensive	Treasury	Total stockholders	Compre- hensive
	Shares	Amount	capital	stock grants	earnings	earnings	stock	equity	earnings
Balances at December 31, 2002	$31,370	$326	$89,264	$--	$303,101	$12,692	$(24,402)	$380,981	$7,605
Net earnings	--	--	--	--	45,239	--	--	45,239	$45,239
Stock option exercises	427	4	8,733	--	--	--	--	8,737	--
Treasury stock sold	11	--	147	--	--	--	226	373	--
Currency translation adjustments, net of tax	--	--	--	--	--	36,297	--	36,297	36,297
Restricted Stock Grants	--	--	475	(59)	--	--	--	416	--
Stock issued in DAP Canada purchase	34	--	958	--	--	--	674	1,632	--
Secondary stock offering	4,200	42	191,518	--	--	--	--	191,560	--
Stock option tax benefit	--	--	2,366	--	--	--	--	2,366	--
Dividends declared ($0.179375 per share)	--	--	--	--	(11,820)	--	--	(11,820)	--

Balances at December 31, 2003	36,042	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$655,781	$81,536

Net earnings	--	--	--	--	93,852	--	--	93,852	$93,852
Stock option exercises	596	6	22,816	--	--	--	--	22,822	--
Treasury stock sold	17	--	493	--	--	--	342	835	--
Currency translation adjustments, net of tax	--	--	--	--	--	27,260	--	27,260	27,260
Restricted Stock Grants	16	--	6,446	(5,485)	--	--	--	961	--
Secondary stock offering	5,000	50	286,853	--	--	--	--	286,903	--
Stock option tax benefit	--	--	5,358	--	--	--	--	5,358	--
Underwriter's overallotment	745	8	35,490	--	--	--	--	35,498	--
Dividends declared ($0.1975 per share)	--	--	--	--	(15,184)	--	--	(15,184)	--

Balances at December 31, 2004	42,416	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086	$121,112

Net earnings	--	--	--	--	153,175	--	--	153,175	$153,175
Stock option exercises	505	5	13,688	--	--	--	--	13,693	--
Treasury stock sold	31	--	906	--	--	--	409	1,315	--
Stock Split 2:1	42,829	440	(440)	--	--	--	--	--	--
Currency translation adjustments, net of tax	--	--	--	--	--	(27,855)	--	(27,855)	(27,855)
Restricted Stock Grants	145	2	13,905	(9,584)	--	--	--	4,323	--
Issuance of stock for acquisition	34	--	2,249	--	--	--	--	2,249	--
Stock option tax benefit	--	--	4,225	--	--	--	--	4,225	--
Unrealized gain on interest rate swap, net of $1,797 tax	--	--	--	--	--	3,337	--	3,337	3,337
Dividends declared ($0.215125 per share)	--	--	--	--	(18,760)	--	--	(18,760)	--

Balances at December 31, 2005	85,960	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788	$128,657

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$153,175	$93,852	$45,239
Adjustments to reconcile net earnings to cash flows
from operating activities:
Depreciation and amortization of property, plant and equipment	28,413	18,260	11,540
Amortization of intangible assets & deferred financing costs	42,906	23,127	4,838
Stock compensation	4,323	961	416
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	(10,531)	(18,587)	(16,193)
Inventories	9,881	(1,498)	5,300
Accounts payable and accrued liabilities	11,240	9,761	4,222
Income taxes payable	41,633	30,852	(1,873)
Note receivable - supplier financing	--	--	15,279
Other, net	261	8,097	2,525

Cash provided by operating activities	281,301	164,825	71,293

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(329,934)	(641,147)	(492,510)
Capital expenditures	(24,762)	(12,141)	(10,422)
Other, net	(1,174)	(5,111)	(4,664)

Cash used in investing activities	(355,870)	(658,399)	(507,596)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt, net of debt issuance costs	40,598	647,834	940,825
Principal payments on notes payable and long-term
debt	(32,750)	(424,466)	(641,988)
Cash dividends to stockholders	(18,151)	(14,201)	(11,738)
Issuance of common stock	--	322,783	191,560
Treasury stock sales	1,099	598	230
Proceeds from stock option exercises	14,587	15,824	9,130

Cash provided by financing activities	5,383	548,372	488,019

Effect of exchange rate changes on cash	(7,117)	4,387	3,248

Net increase (decrease) in cash and cash equivalents	(76,303)	59,185	54,964
Cash and cash equivalents, beginning of year	129,419	70,234	15,270

Cash and cash equivalents, end of year	$53,116	$129,419	$70,234

Supplemental disclosures:
Cash paid for:
Interest	$38,607	$20,351	$17,827

Income taxes, net of refunds received	$25,759	$9,012	$24,186

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$343,267	$758,674	$575,394
Liabilities assumed	(11,084)	(110,345)	(82,884)
Non-cash consideration	(2,249)	(7,182)	--

Cash paid, net of cash acquired	$329,934	$641,147	$492,510

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products, instrumentation products and services and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets, including radio frequency applications, water, energy, research and medical, and other niche markets.

Discontinued Operations – During the first quarter of fiscal 2003, the Company decided to offer for sale the Petrotech operation. The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. See footnote 15 for additional disclosure.

Accounts Receivable — Accounts receivable were stated net of an allowance for doubtful accounts of $8,625,000 and $7,838,000 at December 31, 2005 and 2004, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Cash and Cash Equivalents — Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2005, and had $44.0 million at December 31, 2004.

Earnings per Share – Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective year. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands).

	Year ended December 31,
	2005	2004	2003
Basic shares outstanding	85,498	74,440	63,150
Effect of potential common stock
Common stock awards	1,631	1,224	834
Senior subordinated convertible notes	754	--	--

Diluted shares outstanding	87,884	75,664	63,984

As of and for the years ended December 31, 2005, 2004 and 2003, there were 8,000, 81,000, and 634,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments — Roper’s short-term debt at December 31, 2005 included $230 million of fixed-rate notes, the interest rate on which was 1.75% less than prevailing market rates which results in a valuation of approximately $218 million. Most of Roper’s other borrowings at December 31, 2005 were at various interest rates that adjust relatively frequently under its $1.055 billion credit facility. The fair value for each of these borrowings at December 31, 2005 was estimated to be the face value of these borrowings.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States’ treatment of non-U.S. earnings. Roper has provided for U.S. income taxes for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $3.8 million at December 31, 2005, because Roper intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, incremental U.S. taxes of approximately $1.3 million would accrue after utilization of U.S. tax credits.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles –Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”(“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual review performed in 2005. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Total goodwill includes 24 different business units with individual amounts ranging from less than $1 million to approximately $416 million.

Inventories— Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Other Comprehensive Earnings – Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings were currency translation adjustments and the unrealized gain related to an interest rate swap, net of tax.

Property, Plant and Equipment and Depreciation and Amortization — Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Machinery	8-12 years
Other equipment	3-5 years

Capitalized Software – The Company accounts for capitalized software under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software was $9.5 million and $11.4 million at December 31, 2005 and 2004, respectively.

Recently Released Accounting Pronouncements – In November 2004, the FASB issued FAS 151, “Inventory Costs-An Amendment of ARB No. 43” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and material waste. The standard requires that abnormal amounts of these items be recognized as current period charges. FAS 151 is effective for fiscal years beginning after June 15, 2005. The implementation of this standard is not expected to have a material impact on the Company’s Financial Statements.

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) (“SFAS 123R”) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date of this standard has been delayed until annual reporting periods beginning after December 31, 2005, which was the company’s calendar year 2006 beginning on January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and to expense any awards granted or modified after the effective date, but does not require restatement of prior periods. In accordance with FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, the company anticipates applying the short-cut method for determining its Additional Paid-in Capital Pool, however the company continues to evaluate such implementation. As a result of the adoption of SFAS 123R as of January 1, 2006, the company estimates it will record expense of approximately $3.5 million in fiscal 2006 relating to its stock-based awards.

The FASB issued FSP 109-1 and 109-2 related to the American Jobs Creation Act of 2004. FSP 109-1 provides guidance related to the accounting for special tax deductions on “qualified production activities income”. FSP 109-2 provides companies with additional time to complete assessment of repatriation plans related to the one time deduction on certain repatriated foreign earnings as provided in the American Jobs Creation Act of 2004. The FSPs were effective upon issuance on December 21, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The Company repatriated approximately $82 million of foreign sourced earnings during the fourth quarter of 2005 which resulted in a net tax benefit of approximately $6.6 million and is reflected in the Company’s effective tax rate in the fourth quarter.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The implementation of this standard did not have a material impact on the Company’s Financial Statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections beginning in the company’s calendar year 2006 which began on January 1, 2006.

In June 2005, the FASB issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the third quarter of fiscal 2005 and its adoption did not have a material impact on its consolidated results of operations or financial condition for fiscal 2005.

Research and Development — Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $53.5 million, $38.7 million and $32.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

  persuasive evidence of an arrangement exists
  delivery has occurred or services have been rendered
  the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.
In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $90.0 million, $16.8 million and $31.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

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

Stock-Based Compensation – Roper accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees.” Stock-based compensation is measured at its fair value at the grant date in accordance with an option-pricing model. SFAS 123 – “Accounting for Stock-Based Compensation,” as amended by SFAS 148, provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements. Roper provides the pro forma disclosures.

Had Roper recognized compensation expense during 2005, 2004 and 2003 for the fair value of stock options granted in accordance with the provisions of SFAS 123, pro forma earnings and pro forma earnings per share would have been approximately as presented below:

	Year ended December 31,
	2005	2004	2003
Net earnings, as reported (in thousands)	$153,175	$93,852	$45,239

Add: Total additional stock based
compensation included in net income, net of tax	2,810	625	270

Deduct: Total additional stock based
compensation cost, net of tax	(10,729)	(8,819)	(5,151)

Net earnings, pro forma (in thousands)	145,256	85,658	40,358
Net earnings per share, as reported:
Basic	1.79	1.26	0.72
Diluted	1.74	1.24	0.71
Net earnings per share, pro forma:
Basic	1.70	1.15	0.64
Diluted	1.65	1.13	0.63

For pro forma disclosure purposes, the following fair values and assumptions were used to determine the stock-based compensation cost.

	Year ended December 31, 2005	Year ended December 31, 2004
Weighted average fair value per share ($)	12.21	12.17
Risk-free interest rate (%)	3.83 - 4.51	3.24 - 3.85
Average expected option life (years)	5.5 - 6.1	7.0
Expected volatility (%)	33 - 37	35 - 37
Expected dividend yield (%)	0.53 - 0.68	0.75

(2)	Business Acquisitions

On February 25, 2005, the Company acquired all the outstanding shares of Inovonics Corporation, a leading provider of 900 MHz radio frequency (RF) products for security applications. The operations of Inovonics are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $46 million. The allocation of the purchase price resulted in approximately $20 million of identifiable intangible assets, and $17 million of goodwill.

On June 17, 2005, the Company acquired all the outstanding shares of CIVCO Holdings, Inc., a maker of disposable diagnostic ultrasound products. The operations of CIVCO are included in the Scientific & Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $121 million. The allocation of the purchase price resulted in approximately $20 million of identifiable intangible assets, and $92 million of goodwill.

On November 28, 2005, the Company purchased MEDTEC, Inc. which designs, develops, and distributes enabling technologies for accurate diagnosis and treatment for cancer care. The operations are included in the Scientific & Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $153 million. The preliminary allocation of the purchase price resulted in approximately $55 million of identifiable intangible assets, and $88 million of goodwill.

On December 13, 2004, the Company acquired all the outstanding shares of TransCore Holdings, Inc. (“TransCore”), a leader in toll and traffic systems and processing, security and access control and mobile asset tracking. TransCore’s principal facilities are located in Harrisburg, Pennsylvania, Dallas, Texas, Albuquerque, New Mexico, Portland, Oregon and Mississauga, Ontario. The operations of TransCore are reported in the new RF Technology segment. There were only 18 days of sales related to TransCore in our results for 2004.

The aggregate gross purchase price of the TransCore acquisition was approximately $606 million of cash and includes amounts incurred for due diligence and other direct external costs associated with the acquisition.

Roper acquired TransCore to provide a strategic growth platform for the Company and to gain TransCore’s base of recurring business, technical and engineering competencies and market channels. The purchase price reflected these factors and TransCore’s historically strong margins and operating cash flows, and its future prospects and growth potential.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

December 13, 2004
Current assets	$107,544
Other assets	24,161
Intangible assets	151,035
Goodwill	415,136

Total assets acquired	697,876
Current liabilities	(45,849)
Other liabilities	(45,999)

Net assets acquired	$606,028

Of the $151.0 million of acquired intangible assets, $28 million was assigned to trade names that are not subject to amortization. The remaining $123 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $60 million (11 year weighted-average useful life), technology of $36 million (10 year weighted-average useful life), backlog of $14 million (4 year weighted-average useful life) and other intangibles of $13 million (9 year weighted-average useful life).

The majority of the $415 million of goodwill is not expected to be deductible for tax purposes.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of TransCore had occurred at the beginning of each period presented. (Amounts in thousands except per share data. Per share data is pre-split).

	12 months ended December 31,
	2004	2003
Sales	$1,313,094	$1,193,971
Net income	$102,364	$83,475
Net income per share-basic	$2.42	$2.01
Net income per share-diluted	$2.38	$1.99

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

On June 7, 2004, the Company purchased the assets of the power generation business of R/D Tech which became part of our Zetec business unit which supplies non-destructive evaluation testing, primarily for use in power generating facilities. These operations are included in the Energy Systems and Controls segment of the business. The aggregate purchase price of the acquisition was $39.9 million of cash and includes amounts paid to sellers, amounts incurred for due diligence and other direct external costs associated with the acquisition. The total assets acquired were $43.2 million, which includes $27.4 million of goodwill and the liabilities assumed were $3.3 million.

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

The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The adjustments that were required in 2004 resulted in a decrease to goodwill of $0.8 million.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of NTGH had occurred at the beginning of each period presented. (Amounts in thousands except per share data. Per share data is pre-split).

12 months ended December 31, 2003
Sales	$855,834
Net income	$74,737
Net income per share-basic	$2.05
Net income per share-diluted	$2.03

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	December 31, 2005	December 31, 2004
Raw materials and supplies	$80,930	$84,231
Work in process	26,066	24,853
Finished products	50,262	50,125
Inventory reserves	(25,420)	(26,927)

	$131,838	$132,282

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	December 31, 2005	December 31, 2004
Land	$2,922	$3,600
Buildings	40,548	37,458
Machinery, tooling and other equipment	162,501	146,616

	205,971	187,674
Accumulated depreciation and amortization	(108,509)	(89,725)

	$97,462	$97,949

Depreciation expense was $28,413, $18,260 and $11,540 for the twelve month periods ended December 31, 2005, 2004 and 2003, respectively.

(5)	Goodwill

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)

Balances at December 31, 2003	$224,026	$284,745	$81,501	$120,886	$--	$711,158

Goodwill acquired	--	--	27,510	3,608	383,049	414,167
Currency translation adjustments	13,381	2,965	500	2,299	316	19,461
Reclassifications and other	--	(751)	--	--	--	(751)

Balances at December 31, 2004	$237,407	$286,959	$109,511	$126,793	$383,365	$1,144,035

Goodwill acquired	--	--	--	186,464	17,471	203,935
Currency translation adjustments	(19,417)	(2,509)	(751)	324	550	(21,803)
Reclassifications and other	5,458	(9,957)	(45)	--	32,089	27,545

Balances at December 31, 2005	$223,448	$274,493	$108,715	$313,581	$433,475	$1,353,712

Goodwill acquired during the year ended December 31, 2005 was primarily attributable to the acquisitions of Inovonics, CIVCO and MEDTEC. The reclassifications and other are the result of final purchase price allocations from deferred tax accounting and final asset valuations.

(6)	Other Intangible Assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)

Assets subject to amortization:
Existing customer base	$338,389	$(17,362)	$321,027
Software	53,268	(6,409)	46,859
Patents and other protective rights	15,222	(5,308)	9,914
Trade secrets	6,202	(1,480)	4,722
Unpatented technology	2,115	(702)	1,413
Backlog	14,034	(612)	13,422
Assets not subject to amortization:
Trade names	89,817	--	89,817

Balances at December 31, 2004	$519,047	$(31,874)	$487,173

Assets subject to amortization:
Existing customer base	$348,844	$(35,187)	$313,657
Software	65,689	(13,308)	52,381
Patents and other protective rights	25,852	(8,865)	16,987
Trade secrets	6,202	(2,438)	3,764
Unpatented technology	16,651	(2,566)	14,085
Backlog	14,479	(5,223)	9,256
Assets not subject to amortization:
Trade names	91,235	--	91,235

Balances at December 31, 2005	$568,952	$(67,587)	$501,365

Amortization expense of other intangible assets was $35,713, $18,439, and $4,228 during the years ended 2005, 2004 and 2003, respectively. Estimated amortization expense for the five years subsequent to fiscal 2005 is $47,861, $43,974, $37,801, $35,296 and $33,999 for fiscal 2006, 2007, 2008, 2009 and 2010, respectively.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2005	2004
Wages and other compensation	$52,234	$44,235
Commissions	9,021	8,890
Warranty	6,633	6,361
Accrued acquisition costs	2,806	10,207
Deferred revenue	13,727	14,855
Billings in excess of cost	5,292	7,882
Interest	7,160	5,270
Other	45,962	48,180

	$142,835	$145,880

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2005, December 31, 2004, and December 31, 2003 consisted of the following components (in thousands):

	Years ended December 31,
	2005	2004	2003
United States	$132,680	$77,636	$35,570
Other	87,887	56,080	30,720

	$220,567	$133,716	$66,290

Components of income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$(132)	$14,609	$(3,248)
State	3,959	1,655	1,053
Foreign	27,048	15,437	16,664
Deferred:
Federal	36,268	7,503	3,016
Foreign	249	660	744

	$67,392	$39,864	$18,229

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Years ended December 31,
	2005	2004	2003
Federal statutory rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(1.36)	(3.42)	(5.86)
Foreign Rate Differential	(1.33)	(1.73)	--
R&D tax credits	(1.20)	(1.65)	(2.11)
State taxes, net of federal benefit	1.79	1.24	1.03
Section 965 Benefit	(3.00)	--	--
Other, net	0.65	0.37	(0.56)

	30.55%	29.81%	27.50%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Reserves and accrued expenses	$20,709	$17,439
Inventories	5,733	5,076
Postretirement medical benefits	187	1,772
Net operating loss carryforwards	4,703	22,839
Foreign tax credits	9,039	4,446
R&D credits	4,626	3,143

Total deferred tax assets	$44,997	$54,715

Deferred tax liabilities:
Reserves and accrued expenses	$24,224	$9,912
Inventories	1,897	907
Amortizable intangible assets	96,896	119,617
Plant and equipment	4,251	656
Former IC-DISC recapture	--	233

Total deferred tax liabilities	$127,268	$131,325

On December 31, 2005, Roper had approximately $13 million of U.S. federal net operating loss carryforwards, which will expire in future years, with the majority of the carryforwards expiring in 2024. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and complexities, and during the past twelve months, we have been analyzing the guidance provided by Treasury and the potential impact of applying the repatriation provision to unremitted foreign earnings held by our various controlled foreign corporations. During the quarter ended December 31, 2005, management completed its analysis of the impact of the AJCA and finalized and executed a repatriation plan. Under this plan, we repatriated approximately $82 million of dividends during December 2005. Accordingly, we recorded a tax benefit of approximately $6.6 million during the fourth quarter of 2005 as a result of this repatriation. Management obtained the requisite corporate officer and Board of Directors approvals of the domestic reinvestment plan within the timeframe specified.

(9)	Long-Term Debt

Total debt at December 31 consisted of the following (table amounts in thousands):

	2005	2004
$655 million Term Notes	616,770	655,000
Senior Subordinated Convertible Notes	230,000	230,000
Other	47,501	6,891

Total debt	894,271	891,891
Less current portion	273,313	36,527

Long-term debt	$620,958	$855,364

Our principal $1.055 billion credit facility and our $230 million senior subordinated convertible notes provide substantially all of our daily external financing requirements. The credit facility consists of a $655 million term loan and a $400 million revolving loan, both maturing on December 13, 2009. The interest rate on the borrowings under the $1.055 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. The interest rate on our variable rate term loan at December 31, 2005 was 5.48%. Our senior subordinated convertible notes are due in 2034. At December 31, 2005, our debt consisted of the $230 million in senior subordinated convertible notes, $616.8 million term loan balance, and $40.1 million in revolver loans. The company also had $44.5 million of outstanding letters of credit at December 31, 2005. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

In December 2004, the Company amended and restated its previous $625 million credit agreement to the current $1.055 billion credit agreement to increase capacity, lower borrowing costs, and improve other terms and conditions. Due to this amendment, the Company incurred a $8.2 million non-cash debt extinguishment cost related to deferred financing costs for the previous credit agreement.

In December 2003, we issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. As originally issued, holders could convert their notes into 12.422 shares of our common stock (giving effect for the 2-for-1 stock split effective August 26, 2005), subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, we would have the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. On November 19, 2004, the Company began a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

As of September 30, 2005, our $230 million of senior subordinated convertible notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2005. In addition, deferred financing costs related to the notes of approximately $3.9 million was expensed in 2005. These expenses were previously being amortized to the first put date of the notes, which is January 15, 2009.

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

The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which, as defined in the credit agreement, is limited to 4.25 until December 31, 2005, declining by 0.25 each year over the remaining term of the agreement.

At December 31, 2005, and 2004, the Company was in compliance with its restrictive covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2006	$273,313
2007	66,622
2008	98,618
2009	455,705
2010	13
Thereafter	--

$894,271

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these plans were $9,306,000, $7,548,000 and $5,156,000 for 2005, 2004 and 2003, respectively.

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

All U.S. and Canada employees are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During 2005, 2004 and 2003, participants of the employee stock purchase plan purchased 41,000, 34,000 and 22,000 shares, respectively, of Roper’s common stock for total consideration of $1,315,000, $826,000, and $378,000, respectively. All of these shares were purchased from Roper’s treasury shares.

(11)	Stock-Based Compensation

Roper has two stock incentive plans (the “1991 Plan” and the “2000 Plan”) which authorize the issuance of shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments. Stock options under both plans are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to five years. Options may no longer be granted under the 1991 Plan. A total of 5,000,000 shares have been reserved in the 2000 Plan for issuance as incentive equity stock awards. The 2000 Plan has no expiration date for the granting of options and had the capacity to grant an additional 694,000 and 1,864,000 options or equivalent instruments at December 31, 2005 and 2004, respectively.

Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

Roper also has a stock compensation plan for non-employee directors (the “Non-employee Director Plan”). In 2003, 2004, and 2005 the Plan provided 4,000 restricted or deferred stock awards to each non-employee director. The restrictions on 50% of the restricted and deferred stock awards lapse upon continuous service for six months following the grant, and the restrictions on the remaining 50% lapse upon continuous service for one year following the award. At December 31, 2005, and 2004, respectively, the Non-Employee Director Plan had the capacity to grant an additional 50,000 and 90,000 options or grants.

A summary of stock option transactions under these plans and information about stock options outstanding shown adjusted for effect of the 2-for-1 stock split at December 31, 2005 are shown below:

	Outstanding options		Exercisable options
	Number	Average exercise price	Number	Average exercise price
December 31, 2002	5,506,000	$15.70	2,592,000	$ 12.37
Granted	214,000	15.91
Exercised	(876,000)	10.90
Canceled	(214,000)	18.30

December 31, 2003	4,630,000	$16.50	2,568,000	$ 14.65
Granted	1,530,000	20.81
Exercised	(1,204,000)	13.26
Canceled	(378,000)	19.22

December 31, 2004	4,578,000	$18.74	3,068,000	$ 17.37
Granted	873,000	31.70
Exercised	(750,000)	18.10
Canceled	(80,000)	20.57

December 31, 2005	4,621,000	$21.25	3,380,285	$ 19.53

All stock options granted during the years ended December 31, 2005, 2004 and 2003 were at exercise prices equal to the market price of Roper’s common stock when granted except for stock options related to the acquisition of TransCore that had a strike price below the market price at date of issuance to replace options held by certain TransCore employees.

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 3.97 - 10.00	156,000	$6.59	5.7	156,000	$6.59
10.01 - 20.00	1,815,000	16.12	5.7	1,620,000	15.81
20.01 - 30.00	1,619,000	21.91	6.9	1,145,000	21.77
30.01 - 40.35	1,031,000	31.46	6.7	459,000	31.47

$ 3.97 - 40.35	4,621,000	$21.25	6.3	3,380,000	$19.53

(12)	Common Stock Transactions

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

Roper’s rent expense was approximately $17.6 million, $15.2 million and $11.6 million for fiscal 2005, 2004 and 2003, respectively. Roper’s future minimum lease commitments totaled $76.5 million at December 31, 2005. These commitments included $17.1 million in fiscal 2006, $13.8 million in fiscal 2007, $10.6 million in fiscal 2008, $8.5 million in fiscal 2009, $6.1 million in fiscal 2010 and $20.4 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2005 is presented below (in thousands):

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
December 31, 2005	$6,361	6,555	(5,579)	(614)	$6,633

At December 31, 2005 the Company had outstanding surety bonds of $118.9 million.

(14)	Segment and Geographic Area Information

Roper operations are aligned into five market-focused segments to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. The five segments are: Instrumentation; Industrial Technology; Energy Systems and Controls, Scientific and Industrial Imaging, and RF Technology. Our Instrumentation segment offers equipment and consumables for materials analysis, fluid properties testing and industrial leak testing. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls. The Energy Systems and Controls segment’s products include control systems, machinery vibration and other non-destructive inspection and measurement products and services. Our Scientific and Industrial Imaging segment offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld computers and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems, security and access control, mobile asset tracking and water sub-metering and remote temperature monitoring applications. Roper’s management structure and internal reporting are also aligned consistent with these five segments.

There were no material transactions between Roper’s business segments during 2005, 2004 and 2003. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2005, 2004 and 2003 follows (in thousands):

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Corporate	Total
2005
Net sales	$232,916	$430,037	$174,674	$219,530	$396,574	$--	$1,453,731
Operating profit	52,415	96,839	44,824	39,448	58,546	(27,173)	264,899
Total assets:
Operating assets	83,611	138,788	63,662	108,305	124,876	4,166	523,408
Intangible assets, net	242,137	509,731	121,521	395,631	586,057	--	1,855,077
Other	4,720	(10,141)	7,991	23,897	(22,562)	12,648	16,553

Total							2,395,038

Capital expenditures	4,639	6,817	2,775	3,046	7,385	100	24,762
Depreciation and other
amortization	6,038	21,663	4,433	7,613	28,427	3,145	71,319

2004
Net sales	$213,722	$396,671	$156,232	$187,926	$15,213	$--	$969,764
Operating profit	43,141	81,975	33,807	32,369	(20)	(19,980)	171,302
Total assets:
Operating assets	76,759	148,273	58,617	77,590	96,639	37,070	494,948
Intangible assets, net	261,099	534,392	124,099	136,010	575,608	--	1,631,208
Other	26,195	(11,614)	5,798	10,856	(33,937)	6,137	3,435

Total							2,129,591

Capital expenditures	2,917	5,263	1,122	2,243	367	229	12,141
Depreciation and other
amortization	5,792	21,354	3,825	5,357	1,432	3,627	41,387

2003
Net sales	$181,329	$170,324	$138,968	$166,735	$--	--	$657,356
Operating profit	31,757	36,147	26,459	27,954	--	(14,217)	108,100
Total assets:
Operating assets	76,759	138,688	58,617	77,590	--	32,671	384,325
Intangible assets, net	247,749	536,625	87,326	138,127	--	--	1,009,827
Other	11,697	6,396	(4,939)	13,054	--	94,635	120,843

Total							1,514,995

Capital expenditures	3,346	3,859	1,156	1,662	--	399	10,422
Depreciation and other
amortization	5,208	3,807	3,335	3,905	--	123	16,378

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Japan) for 2005, 2004 and 2003, based upon the country of origin of the Roper entity making the sale, were as follows (in thousands):

	United States	Non-U.S.	Corporate and eliminations	Total
December 31, 2005
Sales to unaffiliated customers	$1,088,744	$364,987	$--	$1,453,731
Sales between geographic areas	52,812	59,596	(112,408)	--

Net sales	$1,141,556	$424,583	$(112,408)	$1,453,731

Long-lived assets	$91,895	$21,348	$22,052	$135,295

December 31, 2004
Sales to unaffiliated customers	$669,530	$300,234	$--	$969,764
Sales between geographic areas	39,916	44,765	(84,681)	--

Net sales	$709,446	$344,999	$(84,681)	$969,764

Long-lived assets	$87,944	$23,501	$32,674	$144,119

December 31, 2003
Sales to unaffiliated customers	$399,373	$257,983	$--	$657,356
Sales between geographic areas	41,992	20,340	(62,332)	--

Net sales	$441,365	$278,323	$(62,332)	$657,356

Long-lived assets	$66,725	$20,323	$30,916	$117,964

Export sales from the United States during the years ended December 31, 2005, 2004 and 2003 were $232 million, $188 million and $216 million, respectively. In the year ended December 31, 2005, these exports were shipped primarily to Europe (27%), Canada (16%), Asia (excluding the Middle East) (20%), Middle East (10%), Japan (8%), and other (19%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Foreign countries that accounted for at least 5% of Roper’s net sales in any of the years ended December 31, 2005, 2004 and 2003 have been individually identified in the following table (in thousands). Other countries have been grouped by region.

	Instrumentation	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
December 31, 2005
Canada	$4,141	$31,438	$20,764	$5,945	$18,812	$81,100
Russia	3,827	628	19,980	31	15	24,481
Germany	22,381	14,877	1,653	16,412	25	55,348
Elsewhere in Europe	53,808	32,979	21,866	53,629	3,409	165,691
Japan	17,566	1,349	2,617	34,753	86	56,371
Elsewhere in Asia excluding the
Middle East	26,375	9,326	17,308	18,634	1,666	73,309
Rest of the world	26,750	10,797	41,116	3,370	7,041	89,074

Total	$154,848	$101,394	$125,304	$132,774	$31,054	$545,374

December 31, 2004
Canada	$3,277	$29,131	$9,828	$6,193	$--	$48,429
Russia	3,954	173	25,380	36	--	29,543
Germany	21,038	13,126	2,406	15,750	--	52,320
Elsewhere in Europe	39,467	20,445	16,265	30,024	--	106,201
Japan	16,856	1,259	2,188	27,949	--	48,252
Elsewhere in Asia excluding the
Middle East	20,955	9,995	20,149	22,327	--	73,426
Rest of the world	33,261	18,823	35,586	13,021	--	100,691

Total	$138,808	$92,952	$111,802	$115,300	$--	$458,862

December 31, 2003
Canada	$2,609	$7,751	$4,502	$3,377	$--	$18,239
Russia	2,962	19	30,478	5	--	33,464
Germany	18,739	13,624	3,297	16,152	--	51,812
Elsewhere in Europe	39,652	24,707	19,099	31,327	--	114,785
Japan	14,607	8	1,309	29,420	--	45,344
Elsewhere in Asia excluding the
Middle East	10,130	6,018	9,494	12,725	--	38,367
Rest of the world	26,860	10,042	27,969	11,208	--	76,079

Total	$115,559	$62,169	$96,148	$104,214	$--	$378,090

(15)	Discontinued Operations

In connection with the realignment of our businesses during the first quarter of fiscal 2003, the Company formalized its decision to offer for sale the Petrotech operation. Accordingly, related operating results reported as discontinued operations are outlined as follows (amounts in thousands):

Year ended December 31, 2003
Net sales	$4,304

Loss before income taxes	$(3,368)
Income tax benefit/(expense)	546

Loss on discontinued operations	$(2,822)

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

(17)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2005
Net sales	$333,837	$361,564	$365,164	$393,166
Gross profit	162,624	179,942	184,757	199,084
Income from operations	51,864	62,392	69,776	80,867
Net earnings	28,011	35,562	39,194	50,408
Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.33	0.42	0.46	0.59
Diluted	0.32	0.41	0.45	0.57

2004
Net sales	$220,640	$232,434	$240,141	$276,549
Gross profit	109,438	116,015	119,571	140,021
Income from operations	32,972	40,708	45,420	52,202
Net earnings	18,134	23,550	27,382	24,786
Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.25	0.32	0.37	0.32
Diluted	0.24	0.31	0.36	0.32

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003

Allowance for doubtful accounts and sales allowances:
	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
2005	$7,838	$2,605	$(2,443)	$625	$8,625
2004	4,498	1,370	(952)	2,922	7,838
2003	3,829	1,274	(1,027)	421	4,498

Reserve for inventory obsolescence:

2005	$25,603	$4,590	$(4,926)	$153	$25,420
2004	23,556	4,361	(4,680)	2,366	25,603
2003	19,772	7,844	(6,514)	2,454	23,556

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management excluded Inovonics, CIVCO and MEDTEC from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. Inovonics, CIVCO and MEDTEC are wholly-owned subsidiaries whose total assets represent 1.8%, 4.9% and 6.3%, respectively, and whose total revenues represent 2.0%, 1.3% and 0.3%, respectively , of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Evaluation of Disclosure Controls and Procedures

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective.

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

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2005 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following documents are filed as a part of this Annual Report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement by and among Neptune Technology Group Holdings, Inc., the selling shareholders named therein, and Roper Industries, Inc., dated as of October 21, 2003
(b)2.2	Agreement and Plan of Merger, dated as of October 6, 2004, by and between Roper Industries, Inc. and Transcore Holdings, Inc.
(c)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock
(d)3.2	Amended and Restated By-Laws.
(e)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)
(f)4.2	Form of Indenture for Debt Securities.
4.3	Form of Debt Securities (included in Exhibit 4.4).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)10.01	1991 Stock Option Plan, as amended. †
(j)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated. †
(k)10.03	Form of Amended and Restated Indemnification Agreement. †
(l)10.04	Employee Stock Purchase Plan. †
(m)10.05	2000 Stock Incentive Plan, as amended. †
(n)10.06	Non-Qualified Retirement Plan, as amended. †
(o)10.07	Brian D. Jellison Employment Agreement, dated as of November 6, 2001. †
(n)10.08	Timothy J. Winfrey offer letter dated May 20, 2002. †
(p)10.09	Credit Agreement among Roper Industries, Inc. and certain lenders, dated December 29, 2003 (schedule and exhibits to this agreement have been omitted and will be furnished supplementally upon request)
(q)10.10	Offer Letter dated as of October 20, 2004 from Roper Industries, Inc. to Michael W. Towe. †
(r)10.11	Amended and Restated Credit Agreement, dated as of December 29, 2003, as amended and restated as of December 13, 2004, among the Company, as parent borrower, the foreign subsidiary borrowers of the Company referred to therein, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi Trust Company, KeyBank National Association and SunTrust Bank, as documentation agents, Wachovia Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC as joint bookrunners and joint lead arrangers.
(s)10.12	Form of Executive Officer Restricted Stock Award Agreement. †
(s)10.13	Brian D. Jellison Restricted Stock Unit Award Agreement. †
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 14, 2003 (file no. 1-12273)
(b)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed October 7, 2004 (file no. 1-12273)
(c)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000 (file no. 1-12273)
(e)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (file no. 0-19818)
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491)
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273)
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273)
(i)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273)
(j)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273)
(k)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273)
(l)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273)
(m)	Incorporated herein by reference to Annex B to the Roper Industries, Inc. Definitive Proxy Statement dated February 7, 2003 (file no. 1-12273)
(n)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273)
(o)	Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273)
(p)	Incorporated herein by reference to Exhibit 10.11 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 15, 2004 (file no. 1-12273)
(q)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Current Report on Form 8-K filed October 26, 2004 (file no. 1-12273)
(r)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 15, 2004 (file no. 1-12273)
(s)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273)

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:/S/ BRIAN D. JELLISON	March 15, 2006

Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities indicated and as of the dates indicated.

/s/ Brian D. Jellison	President, Chief Executive Officer and	March 15, 2006

Brian D. Jellison	Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)

/s/ Paul J. Soni	Director of Accounting	March 15, 2006

Paul J. Soni	(Principal Accounting Officer)

/s/ W. Lawrence Banks	Director	March 15, 2006

W. Lawrence Banks

/s/ David W. Devonshire	Director	March 15, 2006

David W. Devonshire

/s/ Donald G. Calder	Director	March 15, 2006

Donald G. Calder

/s/ John F. Fort, III	Director	March 15, 2006

John F. Fort, III

/s/ Robert D. Johnson	Director	March 15, 2006

Robert D. Johnson

/s/ Derrick N. Key	Director	March 15, 2006

Derrick N. Key

/s/ Wilbur J. Prezzano	Director	March 15, 2006

Wilbur J. Prezzano

/s/ Georg Graf Schall-Riaucour	Director	March 15, 2006

Georg Graf Schall-Riaucour

/s/ Eriberto R. Scocimara	Director	March 15, 2006

Eriberto R. Scocimara

/s/ Christopher Wright	Director	March 15, 2006

Christopher Wright