Form 10-Q
period 2006-03-31
ROPER INDUSTRIES INC /DE/
filed 2006-05-10
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

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

The number of shares outstanding of the Registrant's common stock as of May 5, 2006 was approximately 86,845,950.

ROPER INDUSTRIES, INC.
REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Net sales	$382,723	$333,837
Cost of sales	190,326	171,213

Gross profit	192,397	162,624

Selling, general and administrative expenses	124,921	110,760

Income from operations	67,476	51,864

Interest expense	10,799	10,377
Other income/(expense)	(128)	12

Earnings before income taxes	56,549	41,499

Income taxes	18,863	13,488

Net earnings	$37,686	$28,011

Net earnings per share:
Basic	$0.44	$0.33
Diluted	0.42	0.32

Weighted average common shares outstanding:
Basic	86,061	84,922
Diluted	89,711	86,314

Dividends declared per common share	$0.058750	$0.053125

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$67,157	$53,116
Accounts receivable, net	250,853	257,210
Inventories	140,930	131,838
Deferred taxes	19,521	19,145
Other current assets	37,015	36,898

Total current assets	515,476	498,207

Property, plant and equipment, net	100,621	97,462
Goodwill	1,356,225	1,353,712
Other intangible assets, net	490,537	501,365
Deferred taxes	23,097	25,852
Other noncurrent assets	47,549	45,708

Total assets	$2,533,505	$2,522,306

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$79,995	$71,693
Accrued liabilities	119,174	142,835
Income taxes payable	18,591	14,718
Deferred taxes	3,066	3,066
Current portion of long-term debt	277,467	273,313

Total current liabilities	498,293	505,625

Long-term debt	587,308	620,958
Deferred taxes	126,756	124,202
Other liabilities	22,177	21,733

Total liabilities	1,234,534	1,272,518

Commitments and contingencies	--	--

Common stock	891	883
Additional paid-in capital	683,188	685,450
Unearned compensation on restricted stock	--	(15,128)
Retained earnings	582,187	549,603
Accumulated other comprehensive earnings	55,345	51,731
Treasury stock	(22,640)	(22,751)

Total stockholders' equity	1,298,971	1,249,788

Total liabilities and stockholders' equity	$2,533,505	$2,522,306

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$37,686	$28,011
Depreciation	6,624	7,429
Amortization	12,385	10,299
Other, net	635	(7,116)

Cash provided by operating activities	57,330	38,623

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,838)	(52,523)
Capital expenditures	(9,772)	(5,062)
Other, net	(910)	(968)

Cash used in investing activities	(16,520)	(58,553)

Cash flows from financing activities:
Term note payments, net	(8,188)	(8,188)
Debt payments, net	(22,322)	(219)
Dividends	(5,046)	(4,507)
Other, net	8,379	4,299

Cash used by financing activities	(27,177)	(8,615)

Effect of foreign currency exchange rate changes on cash	408	(2,649)

Net increase/(decrease) in cash and cash equivalents	14,041	(31,194)

Cash and cash equivalents, beginning of period	53,116	129,419

Cash and cash equivalents, end of period	$67,157	$98,225

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2005	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788

Reclassification due to change in
accounting principle (Note 3)	--	(15,128)	15,128	--	--	--	--
Net earnings	--	--	--	37,686	--	--	37,686
Stock option exercises	3	7,934	--	--	--	--	7,937
Treasury stock transactions	--	334	--	--	--	111	445
Currency translation adjustments, net of tax	--	--	--	--	2,676	--	2,676
Unrealized gain on derivative, shown net of $505 tax	--	--	--	--	938	--	938
Stock option and ESPP compensation	--	861	--	--	--	--	861
Restricted stock grants and compensation	5	1,254	--	--	--	--	1,259
Stock option tax benefit	--	2,483	--	--	--	--	2,483
Dividends declared	--	--	--	(5,102)	--	--	(5,102)

Balances at March 31, 2006	$891	$683,188	$--	$582,187	$55,345	$(22,640)	$1,298,971

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2006

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

During the quarter ended March 31, 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. All prior year comparisons have been restated to conform to the current year presentation.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands).

	Three months ended March 31,
	2006	2005
Basic shares outstanding	86,061	84,922
Effect of potential common stock
Common stock awards	1,825	1,392
Senior subordinated convertible notes	1,825	--

Diluted shares outstanding	89,711	86,314

3. Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Earnings, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123(R).

Stock Options — Roper has two stock incentive plans (the “1991 Plan” and the “2000 Plan”) which authorize the issuance of shares of common stock to certain directors, key employees, and consultants of Roper as incentive and/or nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments. Roper also has a stock compensation plan for non-employee directors (the “Non-employee Director Plan”). Stock options under all three plans are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to five years. Options may no longer be granted under the 1991 Plan. Under the Company’s stock option plans, outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to 10 years after the grant date. The Company recorded $761,000 of compensation expense relating to outstanding options during the quarter ended March 31, 2006. No compensation expense was recorded related to outstanding options during the quarter ended March 31, 2005.

Non-employee directors of Roper are eligible to receive stock options for its common stock. These stock options are accounted for the same as stock options granted to employees. Roper has never issued stock options other than those issued to employees or its non-employee directors.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2006	2005
Weighted average fair value per share ($)	13.24	12.23
Risk-free interest rate (%)	4.29 - 4.61	3.89 - 4.28
Average expected option life (years)	4.5	5.5 - 6.0
Expected volatility (%)	31.2 - 31.5	36.0 - 36.1
Expected dividend yield (%)	0.55 - 0.60	0.68

The following tables summarize the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows:

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	4,621,000	$21.25

Granted	366,000	42.22
Exercised	(376,000)	21.40
Canceled	(5,000)	23.47

Outstanding at March 31, 2006	4,606,000	22.90	6.22	$117,376,000

Exercisable at March 31, 2006	3,301,000	$19.77	6.02	$94,476,000

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 3.97 - 10.00	150,000	$6.50	5.6	150,000	$6.50
10.01 - 20.00	1,659,000	16.19	5.6	1,484,000	15.88
20.01 - 30.00	1,489,000	21.89	6.6	1,231,000	21.94
30.01 - 40.00	951,000	31.51	6.5	436,000	31.41
40.01 - 42.35	357,000	42.29	6.9	--	--
$ 3.97 - 42.35	4,606,000	$22.90	6.2	3,301,000	$19.77

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $13.24 and $12.23, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005 was $8,686,000 and $3,221,000, respectively.

Cash received from option exercises under all plans for the three months ended March 31, 2006 and 2005 was approximately $7,937,000 and $3,983,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $2,483,000 and $415,000, respectively, for the three months ended March 31, 2006 and 2005.

Restricted Stock Awards — During the quarter ended March 31, 2006, the Company granted 186,000 shares of Restricted Stock to certain employee participants under the 2000 Plan. The Company did not grant shares of Restricted Stock during the quarter ended March 31, 2005. Restricted Stock awards generally vest over a period of 1 to 3 years. The fair value of Restricted Stock awards is determined based on the average trading price of the Company’s common stock on the grant date. The weighted average fair value of the shares granted during the quarter ended March 31, 2006 was $42.35 per share. The Company recorded approximately $2,780,000 and $826,000 of compensation expense related to outstanding shares of Restricted Stock held by employees and directors during the quarter ended March 31, 2006 and 2005, respectively. A summary of the Company’s nonvested shares activity for the three months ended March 31, 2006 was as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2006	547,000	$33.60

Granted	186,000	42.35
Vested	(131,000)	33.30
Forfeited	(15,000)	37.50

Nonvested at March 31, 2006	587,000	$36.36

At March 31, 2006, there was $20,225,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. There were 131,000 and 14,000 shares that vested during the three months ended March 31, 2006 and 2005, respectively. Unrecognized compensation expense related to nonvested shares of Restricted Stock awards is recorded as additional paid-in capital in shareholder’s equity at March 31, 2006.

Employee Stock Purchase Plan — All U.S. and Canada employees are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the three month periods ended March 31, 2006 and 2005, participants of the employee stock purchase plan purchased 11,000, and 10,000 shares, respectively, of Roper’s common stock for total consideration of $445,000 and $317,000, respectively. All of these shares were purchased from Roper’s treasury shares. The Company recorded $100,000 and $0 of compensation expense relating to the stock purchase plan during the quarters ended March 31, 2006 and 2005, respectively.

Employee Share-Based Compensation Expense — The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for share-based compensation related to employees (amounts are in thousands, except for per share data):

Total stock based compensation cost included in
corporate general and administrative expenses	$3,641
Tax effect	1,274

Total stock based compensation cost included in
net income	2,367

Impact on net earnings per share:
Basic	$(0.03)
Diluted	$(0.03)

The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three months ended March 31, 2005 were as follows (amounts in thousands, except per share data):

Net earnings, as reported (in thousands)	$28,011
Add: Total stock based compensation cost included in
net income, net of tax	537
Deduct: Total stock based compensation cost, net of tax	(1,340)

Net earnings Pro forma (in thousands)	$27,208

Impact on net earnings per share:
Basic	(0.01)
Diluted	(0.00)

4. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended March 31, 2006 and 2005 were $41,300 and $15,632, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

5. Inventories

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials and supplies	$95,480	$80,930
Work in process	24,568	26,066
Finished products	46,154	50,262
Inventory reserves	(25,272)	(25,420)

	$140,930	$131,838

6. Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2005	$401,657	$160,996	$357,584	$433,475	$1,353,712
Additions	--	--	39	--	39
Other	50	--	--	--	50
Currency translation adjustments	1,849	409	112	54	2,424

Balances at March 31, 2006	$403,556	$161,405	$357,735	$433,529	$1,356,225

7. Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$348,844	$(35,187)	$313,657
Software	65,689	(13,308)	52,381
Patents and other protective rights	25,852	(8,865)	16,987
Trade secrets	6,202	(2,438)	3,764
Unpatented technology	16,651	(2,566)	14,085
Sales order backlog	14,479	(5,223)	9,256
Assets not subject to amortization:
Trade names	91,235	--	91,235

Balances at December 31, 2005	$568,952	$(67,587)	$501,365

Assets subject to amortization:
Existing customer base	$349,116	$(41,720)	$307,396
Software	65,705	(15,582)	50,123
Patents and other protective rights	25,921	(10,711)	15,210
Trade secrets	6,202	(2,663)	3,539
Unpatented technology	16,669	(3,194)	13,475
Sales order backlog	14,482	(5,031)	9,451
Assets not subject to amortization:
Trade names	91,343	--	91,343

Balances at March 31, 2006	$569,438	$(78,901)	$490,537

Amortization expense of other intangible assets was $11,314 and $10,299 during the three months ended March 31, 2006 and 2005, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the three months ended March 31, 2006 is presented below (in thousands).

Balance at December 31, 2005	$6,633
Additions charged to costs and expenses	1,313
Deductions	(1,316)
Other	3

Balance at March 31, 2006	$6,633

9. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2006	2005	Change
Net sales:
Industrial Technology	$124,797	$118,444	5.4%
Energy Systems & Controls	68,709	71,438	(3.8)
Scientific & Industrial Imaging	80,778	51,684	56.3
RF Technology	108,439	92,271	17.5

Total	$382,723	$333,837	14.6%

Gross profit:
Industrial Technology	$60,858	$56,024	8.6%
Energy Systems & Controls	36,023	36,572	(1.5)
Scientific & Industrial Imaging	44,496	28,861	54.2
RF Technology	51,020	41,167	23.9

Total	$192,397	$162,624	18.3%

Operating profit*:
Industrial Technology	$27,568	$23,348	18.1%
Energy Systems & Controls	14,932	14,869	0.4
Scientific & Industrial Imaging	15,844	8,661	82.9
RF Technology	18,428	11,173	64.9

Total	$76,772	$58,051	32.2%

Long-lived assets
Industrial Technology	$46,163	$49,306	(6.4)%
Energy Systems & Controls	21,709	17,016	27.6
Scientific & Industrial Imaging	25,309	18,242	38.7
RF Technology	23,708	25,512	(7.1)

Total	$116,889	$110,076	6.2%

        * Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $9,296 and $6,187 for the three months ended March 31, 2006 and 2005, respectively.

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

11. Senior Subordinated Convertible Notes

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

As originally issued, each $1,000 principal amount of the notes will be convertible at the option of the holder into 12.422 shares of our common stock (giving effect to the 2-for-1 stock split in the form of a stock dividend effective August 26, 2005 and subject to further adjustment), if (i) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (ii) if the notes are called for redemption or (iii) if specified corporate transactions have occurred. Upon conversion, we would have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. On November 19, 2004, the Company began a consent solicitation to amend the notes such that the Company would pay the same conversion value upon conversion of the Notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the Notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted.

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

In accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the Company is required to include in its diluted weighted-average common share calculation an increase in shares based upon the difference between the Company’s average closing stock price for the period and the conversion price of $31.80. This is calculated using the treasury stock method (See Note 2).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified industrial company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research/medical and general industry.

During the quarter ended March 31, 2006, Roper consolidated the number of our reporting segments from five to four, reflecting the continued implementation of its market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first three months of 2006, our results of operations benefited from the acquisitions of Inovonics Corporation (“Inovonics”) on February 25, 2005, CIVCO Holding, Inc. (“CIVCO”) on June 17, 2005 and MEDTEC, Inc. (“MEDTEC”) on November 30, 2005.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2005 included in our Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our financial statements.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2006, our allowance for doubtful accounts receivable, sales returns and sales credits was $8.4 million, or 3.3% of total gross accounts receivable of $259.3 million. The amount of the reserve as a percent of sales has remained consistent over the past year.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2006, inventory reserves for excess and obsolete inventory were $24.1 million, or 14.5% of gross first-in, first-out inventory cost. The dollar amount of the Company’s excess and obsolete inventory reserve continues to decline as we physically dispose of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2006, the accrual for future warranty obligations was $6.6 million or 0.4% of annualized first quarter sales.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2006, we recognized $22.5 million of net sales using this method. In addition, approximately $102.0 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2006. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 33.4%, which is 90 basis points higher than the 32.5% rate experienced in the prior year first quarter. This increase is mainly attributed to the increasing sales and income of our domestic operations, which decreases the relative percentage of our business in lower tax jurisdictions.

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

	Three months ended March 31,
	2006	2005
Net sales
Industrial Technology	$124,797	$118,444
Energy Systems & Controls	68,709	71,438
Scientific & Industrial Imaging	80,778	51,684
RF Technology	108,439	92,271

Total	$382,723	$333,837

Gross profit:
Industrial Technology	48.8%	47.3%
Energy Systems & Controls	52.4	51.2
Scientific & Industrial Imaging	55.1	55.8
RF Technology	47.0	44.6

Total	50.3	48.7

Selling, general & administrative expenses:
Industrial Technology	26.7%	27.6%
Energy Systems & Controls	30.7	30.4
Scientific & Industrial Imaging	35.5	39.1
RF Technology	30.1	32.5

Total	30.2	31.3

Segment operating profit:
Industrial Technology	22.1%	19.7%
Energy Systems & Controls	21.7	20.8
Scientific & Industrial Imaging	19.6	16.8
RF Technology	17.0	12.1

Total	20.1	17.4

Corporate administrative expenses	(2.4)	(1.9)

	17.6	15.5

Interest expense	(2.8)	(3.1)
Other income / (expense)	--	--

Earnings before income taxes	14.8	12.4
Income taxes	(4.9)	(4.0)

Net earnings	9.8%	8.4%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net sales for the quarter ended March 31, 2006 were $382.7 million as compared to $333.8 million in the prior-year quarter, an increase of 14.6%. Our first quarter 2006 results included a full quarter of sales from the purchase of Inovonics, acquired on February 25, 2005, and sales from both CIVCO and MEDTEC, which were purchased in June and November of 2005, respectively. Approximately $23 million of our sales increase was due to acquisitions; however, three of our four segments showed improvement over the prior year quarter resulting in internal sales growth of 8%, net of 2% negative foreign exchange impact.

During the quarter ended March 31, 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. All prior year comparisons have been restated to conform to the current year presentation.

In our Industrial Technology segment, net sales were up 5.4% to $124.8 million in the first quarter of 2006 as compared to $118.4 million in the first quarter of 2005 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were higher at 48.8% for the first quarter of 2006 as compared to 47.3% in the first quarter of 2005. The increase was primarily due to stronger margins in our water meter business due to cost controls in the manufacturing process and higher margins on consumables sales in the product testing businesses. SG&A expenses as a percentage of net sales were 26.7%, down from 27.6% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 22.1% in the first quarter of 2006 as compared to 19.7% in the first quarter of 2005.

Net sales in our Energy Systems & Controls segment decreased by 3.8% to $68.7 million during the first quarter of 2006 compared to $71.4 million in the first quarter of 2005. Our non-destructive test business, Zetec, accounted for the decrease in this segment. The decrease is due to the deferral of business into the second half of the calendar year based upon the timing of inspections at customer power plants. Gross margins increased to 52.4% in the first quarter of 2006 compared to 51.2% in the first quarter of 2005 due to favorable product mix and both product and customer rationalization to focus on more profitable business. SG&A expenses as a percentage of net sales were up slightly to 30.7% compared to prior year quarter at 30.4%. As a result, operating margins were 21.7% in the first quarter of 2006 as compared to 20.8% in first quarter of 2005.

Our Scientific & Industrial Imaging segment net sales increased by 56.3%. Approximately 35% of the increase was due to sales by CIVCO and MEDTEC which were purchased in 2005. Internal sales increased by 21% with the largest gains being experienced in the industrial camera and hand held computer businesses. Gross margins decreased from 55.8% in the first quarter of 2005 to 55.1% in the first quarter of 2006 due to a $0.8 million purchase accounting inventory step up charge related to the acquisition of MEDTEC. SG&A as a percentage of net sales was 35.5% in the first quarter of 2006 as compared to 39.1% in the first quarter of 2005. The decrease is due to operating leverage from higher sales. As a result, operating margins were 19.6% in the first quarter of 2006 as compared to 16.8% in the first quarter of 2005.

In our RF Technology segment, net sales were up 17.5% at $108.4 million compared to $92.3 million in the first quarter of 2005. The increase is due partially to a full quarter of sales from Inovonics which accounted for approximately 5.5% of the increase, with the remainder coming from internal growth in our tolling and traffic management business. Gross margins were 47.0% as compared to 44.6% in the prior year quarter. The prior year margins were depressed due to approximately $3 million of inventory step up charges. SG&A as a percentage of sales in the first quarter of 2006 was 30.1% down from 32.5% in the prior year due to leverage on increased sales, with a resulting operating profit margin of 17.0% as compared to 12.1% in 2005.

Corporate expenses were $9.3 million in the first quarter of 2006 as compared to $6.2 million in the first quarter of 2005. The increase over prior year was due primarily to the $2.8 million increase in stock based compensation in the first quarter of 2006 as compared to the first quarter of 2005. The increase included both the expense related to restricted stock awards and option expense under SFAS 123(R) which was not previously charged to our income statement.

Interest expense of $10.8 million for the first quarter of 2006 was $0.4 million higher as compared to the first quarter of 2005. This is due to higher average balances on our credit facility due to the acquisitions of Inovonics, CIVCO and MEDTEC made during 2005 and increasing interest rates on the variable rate portion of our outstanding debt.

Income taxes were 33.4% of pretax earnings in the current quarter as compared to 32.5% in the first quarter of 2005. This increase was expected as the Company continues to have a lower percentage of its revenue in lower tax jurisdictions after several U.S. based acquisitions.

At March 31, 2006, the functional currencies of our European subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at March 31, 2005, but stronger against the dollar since December 31, 2005. The currency changes resulted in an increase of $2.7 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $2.4 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the first quarter of 2006 declined slightly due to the strengthening of the US dollar as compared to a year ago, primarily against the Danish krona. The difference between the operating results for these companies for the three months ended March 31, 2006, translated into U.S. dollars was less than 1%.

Net orders were $392.6 million for the quarter, 18.5% higher than the first quarter 2005 net order intake of $331.2 million. Approximately $23 million of the order increase was due to acquisitions. We experienced strong bookings in our Industrial Technology, Scientific & Industrial Imaging and RF Technology segments. Overall, our order backlog at March 31, 2006 was up 16.3% as compared to March 31, 2005. The increase is primarily due to organic growth, with $1.1 million of the increase due to acquisitions.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2006	2005	2006	2005
Industrial Technology	$135,003	$124,845	$65,408	$56,837
Energy Systems & Controls	64,419	70,468	58,966	53,602
Scientific & Industrial Imaging	80,075	52,574	56,778	42,629
RF Technology	113,106	83,285	204,900	178,878

	$392,603	$331,172	$386,052	$331,946

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $57.3 million in the first quarter of 2006 as compared to $38.6 million in the first quarter of 2005, a 48.4% increase. This increase is due to the higher income levels from the year-ago quarter and improved working capital management. Cash used in investing activities during the current quarter was primarily capital expenditures, and in the prior year quarter was related to business acquisitions. The Company does not expect the level of capital expenditures to continue at the current quarter levels as this included $3.8 million related to the completion of a new facility in Houston, Texas, which enabled the consolidation of several facilities. Cash used by financing activities during the current and prior year quarter resulted primarily from dividend and debt payments. $30.5 million of debt was repaid over the three months ended March 31, 2006 as compared with $8.4 million in the prior-year period. Principal payments of $8.2 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $227.5 million at March 31, 2006 compared to $212.8 million at December 31, 2005, reflecting increases in working capital due to 2005 acquisitions. Total debt was $864.8 million at March 31, 2006 compared to $894.3 million at December 31, 2005. The leverage of the Company is shown in the following table:

	March 31, 2006	December 31, 2005
Total Debt	$864,775	$894,271
Cash	(67,157)	(53,116)

Net Debt	797,618	841,155
Stockholders' Equity	1,298,971	1,249,788

Total Net Capital	$2,096,589	$2,090,943

Net Debt / Total Net Capital	38.0%	40.2%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At March 31, 2006, our debt consisted of the $230 million in senior subordinated convertible notes, $609.2 million of term loans and $17.4 million in outstanding revolver debt under the credit facility. The Company also had $34.9 million of outstanding letters of credit at March 31, 2006. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2006.

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $9.8 million and $5.1 million were incurred during the first quarters of 2006 and 2005 respectively. The increase over the prior year period was primarily due to $3.8 million in expenditures related to our new facility in Houston. This increase is not expected to recur in future periods. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) (“SFAS 123(R)”) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date of this standard was delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, whereby compensation expense is only recognized in the consolidated financial statements of operations in the period beginning on January 1, 2006. Accordingly, compensation cost amounts for prior periods are contained in the Company’s footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock based compensation expense related to all stock based awards for the three months ended March 31, 2006 was approximately $2.4 million, net of tax, or $0.03 per diluted share and for the three months ended March 31, 2005 was approximately $0.5 million, net of tax, or $0.01 per diluted share. Total pre-tax unrecognized compensation cost related to non-vested options and restricted stock awards of $27.0 million will be recognized over a weighted average period of 2.2 years.

We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for calculating the tax effects of stock based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon the adoption of SFAS 123(R).

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

At March 31, 2006 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $250 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. At March 31, 2006, the prevailing market rates were between 1.1% and 2.1% higher than the fixed rate on our debt instruments.

At March 31, 2006, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $376.7 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $3.8 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 28.9% of our total first quarter sales and 61.8% of these sales were by companies with a European functional currency. The U.S. dollar weakened slightly against these European currencies during the first quarter of 2006 versus December 2005 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during first-quarter 2006 versus exchange rates experienced during first-quarter 2005 was not material and resulted in decreased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the first quarter of 2006 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.1 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first quarter of 2006 compared to currency exchange rates at December 31, 2005 resulted in an increase in net assets of $2.7 million that was reported as a component of comprehensive earnings, $2.4 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock option grants and the effects these grants have on net income. The stock price also influences the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See also, “Information about Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a)3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock

(b)3.2	Amended and Restated By-Laws

(c)4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C)

(d)4.2	Form of Indenture for Debt Securities.

4.3	Form of Debt Securities (included in Exhibit 4.4).

(e)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

(f)10.1	Michael W. Towe Separation Agreement and Release dated March 14, 2006.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.
(c)	Incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).
(d)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.
(f)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed March 20, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	May 10, 2006
Brian D. Jellison	and Chief Executive Officer

/s/ John Humphrey	Chief Financial Officer and Vice President	May 10, 2006
John Humphrey

/s/ Paul J. Soni	Chief Accounting Officer and Vice President	May 10, 2006
Paul J. Soni

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-K filed March 17, 2003.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.3 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2005.

4.1	Rights Agreement between Roper Industries, Inc. and SunTrust Bank, Atlanta, Inc. as Rights Agent, dated as of January 8, 1996, including Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Summary of Rights (Exhibit C), incorporated herein by reference to Exhibit 4.02 to the Roper Industries, Inc. Current Report on Form 8-K filed January 18, 1996 (File No. 0-19818).

4.2	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.3	Form of Debt Securities (included in Exhibit 4.4).

4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

10.1	Michael W. Towe Separation Agreement and Release, dated March 14, 2006, incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed March 20, 2006.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.