Form 10-Q
period 2006-06-30
ROPER INDUSTRIES INC /DE/
filed 2006-08-09
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

The number of shares outstanding of the Registrant's common stock as of August 4, 2006 was approximately 87,002,111.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$425,310	$361,564	$808,033	$695,401
Cost of sales	210,427	181,622	400,753	352,835

Gross profit	214,883	179,942	407,280	342,566

Selling, general and administrative expenses	129,491	117,550	254,412	228,310

Income from operations	85,392	62,392	152,868	114,256

Interest expense	11,313	10,957	22,112	21,334
Other income/(expense)	(31)	231	(159)	243

Earnings before income taxes	74,048	51,666	130,597	93,165

Income taxes	25,955	16,104	44,818	29,592

Net earnings	$48,093	$35,562	$85,779	$63,573

Net earnings per share:
Basic	$0.55	$0.42	$0.99	$0.75
Diluted	0.53	0.41	0.95	0.73

Weighted average common shares outstanding:
Basic	86,919	85,432	86,492	85,252
Diluted	91,043	86,928	90,350	86,694

Dividends declared per common share	$0.058750	$0.053125	$0.117500	$0.106250

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2006	December 31, 2005
ASSETS:

Cash and cash equivalents	$53,383	$53,116
Accounts receivable, net	277,041	257,210
Inventories	147,332	131,838
Deferred taxes	19,120	19,145
Other current assets	48,543	36,898

Total current assets	545,419	498,207

Property, plant and equipment, net	102,231	97,462
Goodwill	1,407,958	1,353,712
Other intangible assets, net	501,839	501,365
Deferred taxes	22,214	25,852
Other noncurrent assets	47,083	45,708

Total assets	$2,626,744	$2,522,306

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$84,183	$71,693
Accrued liabilities	136,006	142,835
Income taxes payable	20,880	14,718
Deferred taxes	3,066	3,066
Current portion of long-term debt	284,676	273,313

Total current liabilities	528,811	505,625

Long-term debt	584,436	620,958
Deferred taxes	128,632	124,202
Other liabilities	23,412	21,733

Total liabilities	1,265,291	1,272,518

Commitments and contingencies

Common stock	893	883
Additional paid-in capital	690,227	685,450
Unearned compensation on restricted stock	--	(15,128)
Retained earnings	625,180	549,603
Accumulated other comprehensive earnings	67,710	51,731
Treasury stock	(22,557)	(22,751)

Total stockholders' equity	1,361,453	1,249,788

Total liabilities and stockholders' equity	$2,626,744	$2,522,306

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$85,779	$63,573
Depreciation	13,927	13,684
Amortization	25,536	21,008
Income Taxes	13,102	17,707
Other, net	(32,588)	(14,589)

Cash provided by operating activities	105,756	101,383

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(63,454)	(177,375)
Capital expenditures	(16,807)	(10,500)
Other, net	(870)	(1,600)

Cash used in investing activities	(81,131)	(189,475)

Cash flows from financing activities:
Term note payments	(16,376)	(16,351)
Debt borrowings/(payments), net	(12,946)	49,244
Dividends	(10,189)	(9,032)
Excess windfall tax benefit	2,483	--
Other, net	10,931	8,785

Cash provided/(used) by financing activities	(26,097)	32,646

Effect of foreign currency exchange rate changes on cash	1,739	(5,574)

Net increase/(decrease) in cash and cash equivalents	267	(61,020)

Cash and cash equivalents, beginning of period	53,116	129,419

Cash and cash equivalents, end of period	$53,383	$68,399

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock earnings	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2005	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788

Reclassification due to change in
accounting principle (Note 3)	--	(15,128)	15,128	--	--	--	--
Net earnings	--	--	--	85,779	--	--	85,779
Stock option exercises	5	10,123	--	--	--	--	10,128
Treasury stock transactions	--	614	--	--	--	194	808
Currency translation adjustments, net of tax	--	--	--	--	14,638	--	14,638
Unrealized gain on derivative, shown net of $722 tax	--	--	--	--	1,341	--	1,341
Stock option and ESPP compensation	--	1,795	--	--	--	--	1,795
Restricted stock grants and compensation	5	3,836	--	--	--	--	3,841
Stock option tax benefit	--	3,537	--	--	--	--	3,537
Dividends declared	--	--	--	(10,202)	--	--	(10,202)

Balances at June 30, 2006	$893	$690,227	$--	$625,180	$67,710	$(22,557)	$1,361,453

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2006

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

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

The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. For the three and six month periods ending June 30, 2006 there were 60,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic shares outstanding	86,919	85,432	86,492	85,252
Effect of potential common stock
Common stock awards	1,780	1,496	1,755	1,442
Senior subordinated convertible notes	2,344	--	2,103	--

Diluted shares outstanding	91,043	86,928	90,350	86,694

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

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

Roper has stock-based compensation plans available to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) was approved by shareholders at the Annual Meeting of Shareholders on June 28, 2006. The 2006 Plan replaces the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan. The 17,000 remaining shares available to grant in the 2000 Plan have been added to the 2006 Plan, therefore 3,017,000 shares may be granted pursuant to the 2006 plan. Roper also has a stock compensation plan for non-employee directors (the “Non-employee Director Plan”) and any grants under this plan are accounted for the same as grants awarded to employees.

Stock Options – Stock options under all plans are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to five years from the grant date and generally expire up to 10 years after the grant date. During the three- and six-month periods ended June 30, 2006, the Company recorded $904,000 and $1,665,000, respectively, of compensation expense relating to outstanding options. No compensation expense was recorded related to outstanding options during the three and six month periods ended June 30, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following table sets forth the weighted-average assumptions used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average fair value per share ($)	14.01	12.11	13.64	12.12
Risk-free interest rate (%)	5.00	3.90	4.65	3.91
Average expected option life (years)	4.5	6.0	4.5	6.0
Expected volatility (%)	24.1	35.5	30.2	35.6
Expected dividend yield (%)	0.47	0.68	0.54	0.68

The following tables summarize the Company’s activities with respect to its stock option plans for the six month period ended June 30, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	4,621,000	$21.25
Granted	426,000	43.25
Exercised	(492,000)	20.73
Canceled	(8,000)	25.09

Outstanding at June 30, 2006	4,547,000	23.36	6.03	$108,246,000

Exercisable at June 30, 2006	3,230,000	$19.86	5.83	$88,102,000

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 3.97 - 10.00	145,000	$6.42	5.4	145,000	$6.42
10.01 - 20.00	1,596,000	16.25	5.5	1,448,000	15.96
20.01 - 30.00	1,454,000	21.88	6.4	1,197,000	21.94
30.01 - 40.00	935,000	31.51	6.2	440,000	31.45
40.01 - 49.52	417,000	43.33	6.7	--	--

$ 3.97 - 42.35	4,547,000	$23.36	6.1	3,230,000	$19.86

The weighted average grant date fair value of options during the six months ended June 30, 2006 and 2005 was $13.64 and $12.12, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $12,103,000 and $7,086,000, respectively. Cash received from option exercises under all plans for the six months ended June 30, 2006 and 2005 was approximately $10,128,000 and $8,158,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $3,537,000 and $1,631,000, respectively, for the six months ended June 30, 2006 and 2005.

Restricted Stock Awards — During the six months ended June 30, 2006 and 2005, the Company granted 216,000 and 40,000 shares, respectively, of Restricted Stock to certain employee participants under the 2000 Plan. Restricted Stock awards generally vest over a period of 1 to 3 years. The fair value of Restricted Stock awards is determined based on the average trading price of the Company’s common stock on the grant date. The weighted average fair value of the shares granted during the six month period ended June 30, 2006 was $43.35 per share. The Company recorded approximately $5,304,000 and $2,078,000 of compensation expense related to outstanding shares of Restricted Stock held by employees and directors during the six month periods ended June 30, 2006 and 2005, respectively, and $2,554,000 and $1,252,000 during the three month periods ended June 30, 2006 and 2005, respectively. A summary of the Company’s nonvested shares activity for the six months ended June 30, 2006 was as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2006	547,000	$33.60
Granted	216,000	43.35
Vested	(151,000)	33.47
Forfeited	(15,000)	37.50

Nonvested at June 30, 2006	597,000	$46.10

At June 30, 2006, there was $19,009,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. There were 151,000 and 32,000 shares that vested during the six months ended June 30, 2006 and 2005, respectively. Unrecognized compensation expense related to nonvested shares of Restricted Stock awards is recorded as additional paid-in capital in shareholder’s equity at June 30, 2006.

Employee Stock Purchase Plan — All U.S. and Canada employees are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the six month periods ended June 30, 2006 and 2005, participants of the employee stock purchase plan purchased 20,000, and 21,000 shares, respectively, of Roper’s common stock for total consideration of $809,000 and $629,000, respectively. All of these shares were purchased from Roper’s treasury shares. The Company recorded $130,000 and $0 of compensation expense relating to the stock purchase plan during the six-month periods ended June 30, 2006 and 2005, respectively.

Employee Share-Based Compensation Expense — The table below shows the amounts recognized in the financial statements for share-based compensation related to employees (amounts are in thousands, except for per share data):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Total stock based compensation cost included in corporate general and administrative expenses	$3,487	$7,099

Tax effect	1,220	2,485

Total stock based compensation cost included in
net income	$2,267	$4,614

Impact on net earnings per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (amounts in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net earnings, as reported (in thousands)	35,562	$63,573
Add: Total stock based compensation cost included in
net income, net of tax	814	1,351
Deduct: Total stock based compensation cost, net of tax	(2,542)	(3,883)

Net earnings Pro forma (in thousands)	33,834	$61,041

Impact on net earnings per share:
Basic	(0.02)	(0.03)
Diluted	(0.02)	(0.03)

4. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended June 30, 2006 and 2005 were $60,458 and $26,087, respectively, and $101,758 and $41,719 for the six months ended June 30, 2006 and 2005 respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

5. Acquisitions

On April 5, 2006, the Company acquired all the outstanding shares of Sinmed Holding International BV (“Sinmed”), a maker of medical positioning equipment. The operations of Sinmed are included in the Scientific & Industrial Imaging segment. On April 26, 2006, the Company acquired all the outstanding shares of Intellitrans, LLC (“Intellitrans”), a provider of asset tracking technology. The operations of Intellitrans are included in the RF Technology segment. Preliminary purchase price allocations resulted in approximately $19 million allocated to identifiable intangibles, and $38 million to goodwill. Final purchase price allocations will be completed by year end.

6. Inventories

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials and supplies	$96,587	$80,930
Work in process	28,074	26,066
Finished products	47,954	50,262
Inventory reserves	(25,283)	(25,420)

	$147,332	$131,838

7. Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2005	$401,657	$160,996	$357,584	$433,475	$1,353,712
Additions	--	--	13,885	26,987	40,872
Other	50	--	--	(926)	(876)
Currency translation adjustments	9,253	1,746	2,251	1,000	14,250

Balances at June 30, 2006	$410,960	$162,742	$373,720	$460,536	$1,407,958

8. Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$348,844	$(35,187)	$313,657
Unpatented technology	16,651	(2,566)	14,085
Software	65,689	(13,308)	52,381
Patents and other protective rights	25,852	(8,865)	16,987
Sales order backlog	14,479	(5,223)	9,256
Trade secrets	6,202	(2,438)	3,764
Assets not subject to amortization:
Trade names	91,235	--	91,235

Balances at December 31, 2005	$568,952	$(67,587)	$501,365

Assets subject to amortization:
Existing customer base	$357,642	$(46,903)	$310,739
Unpatented technology	28,245	(5,420)	22,825
Software	60,630	(16,004)	44,626
Patents and other protective rights	28,439	(12,561)	15,878
Sales order backlog	16,404	(7,509)	8,895
Trade secrets	9,013	(2,938)	6,075
Assets not subject to amortization:
Trade names	92,801	--	92,801

Balances at June 30, 2006	$593,174	$(91,335)	$501,839

Amortization expense of other intangible assets was $23,748 and $19,407 during the six months ended June 30, 2006 and 2005, respectively.

9. Contingencies

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the six months ended June 30, 2006 is presented below (in thousands).

Balance at December 31, 2005	$6,633
Additions charged to costs and expenses	2,954
Deductions	(2,824)
Other	9

Balance at June 30, 2006	$6,772

10. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Net sales:
Industrial Technology	$136,783	$126,943	7.8%	$261,580	$245,387	6.6%
Energy Systems & Controls	75,915	77,742	(2.4)	144,624	149,180	(3.1)
Scientific & Industrial Imaging	85,644	58,356	46.8	166,422	110,040	51.2
RF Technology	126,968	98,523	28.9	235,407	190,794	23.4

Total	$425,310	$361,564	17.6%	$808,033	$695,401	16.2%

Gross profit:
Industrial Technology	$65,668	$60,496	8.5%	$126,526	$116,520	8.6%
Energy Systems & Controls	41,641	41,628	0.0	77,664	78,200	(0.7)
Scientific & Industrial Imaging	48,212	32,600	47.9	92,708	61,461	50.8
RF Technology	59,362	45,218	31.3	110,382	86,385	27.8

Total	$214,883	$179,942	19.4%	$407,280	$342,566	18.9%

Operating profit*:
Industrial Technology	$32,174	$27,082	18.8%	$59,742	$50,430	18.5%
Energy Systems & Controls	19,037	18,788	1.3	33,969	33,657	0.9
Scientific & Industrial Imaging	18,027	10,330	74.5	33,871	18,991	78.4
RF Technology	24,596	12,573	95.6	43,024	23,746	81.2

Total	$93,834	$68,773	36.4%	$170,606	$126,824	34.5%

Long-lived assets
Industrial Technology	$46,380	$48,235	(3.8)%
Energy Systems & Controls	21,696	16,957	27.9
Scientific & Industrial Imaging	24,884	22,682	9.7
RF Technology	24,798	24,714	0.3

Total	$117,758	$112,588	4.6%

        * Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. Such expenses were $8,442 and $6,381 for the three months ended June 30, 2006 and 2005, respectively, and $17,738 and $12,568 for the six months ended June 30, 2006 and 2005, respectively.

11. Recently Released Accounting Pronouncements

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

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial statements.

12. Senior Subordinated Convertible Notes

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

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first six months of 2006, our results of operations benefited from the 2005 acquisitions of Inovonics Corporation (“Inovonics”) on February 25, 2005, CIVCO Holding, Inc. (“CIVCO”) on June 17, 2005, MEDTEC, Inc. (“MEDTEC”) on November 30, 2005, and the 2006 acquisitions of Sinmed Holding International BV (“Sinmed”) on April 5, 2006 and Intellitrans, LLC (“Intellitrans”) on April 26, 2006

Application of Critical Accounting Policies

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2006, our allowance for doubtful accounts receivable, sales returns and sales credits was $8.6 million, or 3.0% of total gross accounts receivable of $285.6 million. The dollar amount of the reserve has remained relatively consistent over the past year.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2006, inventory reserves for excess and obsolete inventory were $24.1 million, or 14.0% of gross first-in, first-out inventory cost. The dollar amount of the Company’s excess and obsolete inventory reserve was consistent with the prior quarter and slightly lower than year end 2005. The reserve as a percentage of our gross inventory continues to decline.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2006, the accrual for future warranty obligations was $6.8 million or 0.4% of annualized second quarter sales and is consistent with prior quarters.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the second quarter of 2006, we recognized $25.4 million of net sales using this method. In addition, approximately $96.4 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2006. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 35.1%, which is 390 basis points higher than the 31.2% rate experienced in the prior year second quarter. This increase is due to a $1.0 million tax refund received in the prior year quarter and a higher effective rate in the current year quarter due to the non-renewal of the R&D tax credit legislation and the phase out of the ETI tax credit. We may experience a lower rate in future quarters if legislation is passed to reinstate the R&D tax credit.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales
Industrial Technology	$136,783	$126,943	$261,580	$245,387
Energy Systems & Controls	75,915	77,742	144,624	149,180
Scientific & Industrial Imaging	85,644	58,356	166,422	110,040
RF Technology	126,968	98,523	235,407	190,794

Total	$425,310	$361,564	$808,033	$695,401

Gross profit:
Industrial Technology	48.0%	47.7%	48.4%	47.5%
Energy Systems & Controls	54.9	53.5	53.7	52.4
Scientific & Industrial Imaging	56.3	55.9	55.7	55.9
RF Technology	46.8	45.9	46.9	45.3

Total	50.5	49.8	50.4	49.3

Selling, general & administrative expenses:
Industrial Technology	24.5%	26.3%	25.5%	26.9%
Energy Systems & Controls	29.8	29.4	30.2	29.9
Scientific & Industrial Imaging	35.2	38.2	35.4	38.6
RF Technology	27.4	33.1	28.6	32.8

Total	28.5	30.7	29.3	31.0

Segment operating profit:
Industrial Technology	23.5%	21.3%	22.8%	20.6%
Energy Systems & Controls	25.1	24.2	23.5	22.6
Scientific & Industrial Imaging	21.0	17.7	20.4	17.3
RF Technology	19.4	12.8	18.3	12.4
Total	22.1	19.0	21.1	18.2

Corporate administrative expenses	(2.0)	(1.8)	(2.2)	(1.8)

	20.1	17.3	18.9	16.4

Interest expense	(2.7)	(3.0)	(2.7)	(3.1)
Other income / (expense)	--	0.1	--	--

Earnings before income taxes	17.4	14.3	16.2	13.4
Income taxes	(6.1)	(4.5)	(5.5)	(4.3)

Net earnings	11.3%	9.8%	10.6%	9.1%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net sales for the quarter ended June 30, 2006 were $425.3 million as compared to $361.6 million in the prior-year quarter, an increase of 17.6%. Our second quarter 2006 results included a full quarter of sales from the purchase of CIVCO and MEDTEC, which were purchased in June and November of 2005, respectively, and partial period results from Intellitrans and Sinmed, purchased in April 2006. Approximately $22 million of our sales increase was due to acquisitions; however, three of our four segments showed improvement over the prior year quarter resulting in internal sales growth of 12%.

In our Industrial Technology segment, net sales were up 7.8% to $136.8 million in the second quarter of 2006 as compared to $126.9 million in the second quarter of 2005 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were higher at 48.0% for the second quarter of 2006 as compared to 47.7% in the second quarter of 2005. The increase was due to stronger margins in our water meter business due to cost controls in the manufacturing process. SG&A expenses as a percentage of net sales were 24.5%, down from 26.3% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 23.5% in the second quarter of 2006 as compared to 21.3% in the second quarter of 2005.

Net sales in our Energy Systems & Controls segment decreased by 2.4% to $75.9 million during the second quarter of 2006 compared to $77.7 million in the second quarter of 2005. Our non-destructive test business, Zetec, accounted for the decrease in this segment. The decrease is due to the deferral of business into the second half of the calendar year based upon the timing of inspections at customer power plants. Gross margins increased to 54.9% in the second quarter of 2006 compared to 53.5% in the second quarter of 2005 due to the reduction of fixed costs at several of the business units in this segment. SG&A expenses as a percentage of net sales were up slightly to 29.8% compared to prior year quarter at 29.4%. Operating margins were 25.1% in the second quarter of 2006 as compared to 24.2% in the second quarter of 2005.

Net sales in our Scientific & Industrial Imaging segment net sales increased by 46.8% to $85.6 million during the second quarter of 2006 as compared to $58.4 million in the second quarter of 2005. Approximately 31.6% of the increase was due to sales by CIVCO and MEDTEC, which were purchased in 2005, and Sinmed, purchased in April 2006. Internal sales increased by 15.2% with the largest gains being experienced in the physical sciences cameras and electron microscope businesses. Gross margins increased from 55.9% in the second quarter of 2005 to 56.3% in the second quarter of 2006 due to operating leverage as a result of the higher sales levels. SG&A as a percentage of net sales was 35.2% in the second quarter of 2006 as compared to 38.2% in the second quarter of 2005. The decrease is also due to operating leverage from higher sales. As a result, operating margins were 21.0% in the second quarter of 2006 as compared to 17.7% in the second quarter of 2005.

In our RF Technology segment, net sales were up 28.9% at $127.0 million compared to $98.5 million in the second quarter of 2005. The increase is due primarily to internal growth in both our security and tolling and traffic management business. Gross margins were 46.8% as compared to 45.9% in the prior year quarter. The increase is due to a $1.4 million purchase accounting inventory step-up charge in the second quarter of 2005. SG&A as a percentage of sales in the second quarter of 2006 was 27.4% down from 33.1% in the prior year due to operating leverage on increased sales with a resulting operating profit margin of 19.4% as compared to 12.8% in 2005.

Corporate expenses were $8.4 million in the second quarter of 2006 as compared to $6.4 million in the second quarter of 2005. The increase over prior year was due primarily to the $2.3 million increase in stock based compensation in the second quarter of 2006 as compared to the second quarter of 2005. The increase included both the expense related to restricted stock awards and option expense under SFAS 123(R) which was not previously charged to our income statement.

Interest expense of $11.3 million for the second quarter of 2006 was $0.4 million higher as compared to the second quarter of 2005. This is due to higher average balances on our credit facility due to the acquisitions of Inovonics, CIVCO and MEDTEC made during 2005, and Intellitrans and Sinmed in 2006, as well as increasing interest rates on the variable rate portion of our outstanding debt.

Income taxes were 35.1% of pretax earnings in the current quarter as compared to 31.2% in the second quarter of 2005. This increase is due to a $1.0 million tax refund received in the prior year quarter and a higher effective rate in the current year quarter due to the non-renewal of the R&D tax credit legislation and the phase out of the ETI tax credit.

At June 30, 2006, the functional currencies of our European subsidiaries were nearly static against the U.S. dollar compared to currency exchange rates at June 30, 2005, but stronger against the dollar since December 31, 2005, with the exception of the euro, which weakened against the U.S. dollar since December 31, 2005. The currency changes resulted in an increase of $12.0 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $11.8 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the second quarter of 2006 increased slightly due to the weakening of the US dollar as compared to a year ago, primarily against the Canadian dollar. The difference between the operating results for these companies for the three months ended June 30, 2006, translated into U.S. dollars was less than 1%.

Net orders were $433.4 million for the quarter, 19.2% higher than the second quarter 2005 net order intake of $363.6 million. Approximately $21 million of the order increase was due to acquisitions resulting in internal growth of 13%. We experienced strong bookings in our Industrial Technology and RF Technology segments. Overall, our order backlog at June 30, 2006 was up 19.3% as compared to June 30, 2005. The increase is primarily due to internal growth, with approximately $2 million of the increase due to acquisitions.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2006	2005	2006	2005
Industrial Technology	$151,791	$121,411	$81,236	$50,948
Energy Systems & Controls	77,928	75,176	61,981	48,731
Scientific & Industrial Imaging	79,307	65,258	51,731	51,069
RF Technology	124,395	101,799	202,212	182,271

	$433,421	$363,644	$397,160	$333,019

Six months ended June 31, 2006 compared to six months ended June 31, 2005

Net sales for the six months ended June 30, 2006 were $808.0 million as compared to $695.4 million in the prior-year six-month period, an increase of 16.2%. Results of the six month period ended June 30, 2006 included a full six months of sales from the 2005 acquisitions of Inovonics, CIVCO and MEDTEC, purchased in February, June and November, 2005, respectively, as well as partial period results from the 2006 acquisitions of Sinmed and Intellitrans in April 2006. Approximately $45.2 million of our sales increase was due to acquisitions; however, three of our four segments showed improvement over the prior year quarter resulting in internal sales growth of 10%, net of 1% negative foreign exchange impact.

During the first quarter of 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. All prior year comparisons have been restated to conform to the current year presentation.

In our Industrial Technology segment, net sales were up 6.6% to $261.6 million in the first six months of 2006 as compared to $245.4 million in the first six months of 2005 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were higher at 48.4% for the first six months of 2006 as compared to 47.5% in the first six months of 2005. The increase was primarily due to stronger margins in our water meter business due to cost controls in the manufacturing process and higher margins on consumables sales in the product testing businesses. SG&A expenses as a percentage of net sales were 25.5%, down from 26.9% in the prior year six-month period due to operating leverage from higher sales. The resulting operating profit margins were 22.8% in the first six months of 2006 as compared to 20.6% in the first six months of 2005.

Net sales in our Energy Systems & Controls segment decreased by 3.1% to $144.6 million during the first six months of 2006 compared to $149.2 million in the first six months of 2005. Our non-destructive test business, Zetec, accounted for the decrease in this segment. The decrease is due to the deferral of business into the second half of the calendar year based upon the timing of inspections at customer power plants. Gross margins increased to 53.7% in the first six months of 2006 compared to 52.4% in the first six months of 2005 due to favorable product mix and both product and customer rationalization to focus on more profitable business and the reduction of fixed costs at several of the business units in this segment. SG&A expenses as a percentage of net sales were up slightly to 30.2% compared to the prior year six month period at 29.9%. As a result, operating margins were 23.5% in the first six months of 2006 as compared to 22.6% in first six months of 2005.

In our Scientific & Industrial Imaging segment net sales increased 51.2% to $166.4 million in the first six months of 2006 as compared to $110.0 million in the first six months of 2005. Approximately 33% of the increase was due to sales by CIVCO and MEDTEC, which were purchased in 2005, and Sinmed, which was purchased in April 2006. Internal sales increased by 18% with the gains being experienced in almost all business units in this segment. Gross margins decreased slightly from 55.7% in the first six months of 2006 from 55.9% in the first six months of 2005 due to a $0.8 million purchase accounting inventory step up charge related to the acquisition of MEDTEC. SG&A as a percentage of net sales was 35.4% in the six month period ended June 30, 2006 as compared to 38.6% in the prior year period, which was due to operating leverage from higher sales. As a result, operating margins were 20.4% in the first six months of 2006 as compared to 17.3% in the first six months of 2005.

In our RF Technology segment, net sales were up 23.4% at $235.4 million compared to $190.8 million in the first six months of 2005. Approximately 4% of the increase is due the acquisitions of Inovonics in February 2005 and Intellitrans in April 2006, with the remainder coming from internal growth in our tolling and traffic management business. Gross margins were 46.9% as compared to 45.3% in the prior year six month period. The prior year margins were depressed due to approximately $4.7 million of purchase accounting inventory step up charges. SG&A as a percentage of sales in the first six months of 2006 was 28.6% down from 32.8% in the prior year due to leverage on increased sales, with a resulting operating profit margin of 18.3% as compared to 12.4% in 2005.

Corporate expenses were $17.7 million in the six month period ended June 30, 2006 as compared to $12.6 million in the first six months of 2005. The increase over prior year was due primarily to the $3.6 million increase in stock based compensation in the first six months of 2006 as compared to the first six months of 2005. The increase included both the expense related to restricted stock awards and option expense under SFAS 123(R) which was not previously charged to our income statement.

Interest expense of $22.1 million for the first six months of 2006 was $0.8 million higher as compared to the first six months of 2005. This is due to higher average balances on our credit facility due to the acquisitions of Inovonics, CIVCO and MEDTEC made during 2005 and Sinmed and Intellitrans in 2006, and increasing interest rates on the variable rate portion of our outstanding debt.

Income taxes were 34.3% of pretax earnings in the first six months of 2006 as compared to 31.8% in the first six months of 2005. This increase was expected as the Company continues to have a lower percentage of its revenue in lower tax jurisdictions after several U.S. based acquisitions and the expiration of the R&D tax credit legislation and the phase out of the ETI tax credit noted in the second quarter discussion.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $48.4 million in the second quarter of 2006 as compared to $62.8 million in the second quarter of 2005, a 23% decrease. This change is due to the higher income levels from the prior year quarter, more than offset by higher levels of tax payments which was expected due to the depletion of operating loss carryforwards and higher working capital needs as the company’s sales increase. Cash used in investing activities during the current and prior-year quarter was primarily business acquisitions. Cash provided by financing activities during the current and prior year quarter resulted primarily from debt borrowings, offset by dividend and debt payments. Principal payments of $16.4 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Year to date net cash provided by operating activities was $105.8 million in the six month period ended June 30, 2006 as compared to $101.4 million in the six month period ended June 30, 2005, a 4% increase. This increase is primarily due to the higher income levels over the prior year period, offset by higher tax payments and higher working capital needs as the company grows. Cash used in investing activities during the current six month period was primarily business acquisitions and capital expenditures, and the prior year six month period related primarily to business acquisitions. The Company does not expect the level of capital expenditures to continue at the current six month period level as this included $4.8 million related to the completion of a new facility in Houston, Texas, which enabled the consolidation of several facilities. Cash provided by financing activities during the current and prior year six month periods was primarily related to debt borrowings for acquisitions: Inovonics and CIVCO in 2005 and Sinmed and Intellitrans in 2006. Cash used in financing activities during the current and prior year six month periods was for paydown on our revolving credit line, scheduled payments on our term debt and dividend payments. $40.4 million of debt was repaid over the six months ended June 30, 2006 as compared with $66.4 million in the prior-year period. In the current year, principal payments of $16.4 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $247.9 million at June 30, 2006 compared to $212.8 million at December 31, 2005, reflecting increases in working capital due to 2005 and 2006 acquisitions and a higher level of sales at the end of the second quarter of 2006. Total debt was $869.1 million at June 30, 2006 compared to $894.3 million at December 31, 2005. The leverage of the Company is shown in the following table:

	June 30, 2006	December 31, 2005
Total Debt	$869,112	$894,271
Cash	(53,383)	(53,116)

Net Debt	815,729	841,155
Stockholders' Equity	1,361,453	1,249,788

Total Net Capital	$2,177,182	$2,090,943

Net Debt / Total Net Capital	37.5%	40.2%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At June 30, 2006, our debt consisted of the $230 million in senior subordinated convertible notes, $603.2 million of term loans and $38.8 million in outstanding revolver debt under the credit facility. The Company also had $30.4 million of outstanding letters of credit at June 30, 2006. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the six month period ended June 30, 2006.

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $16.8 million and $10.5 million were incurred during the six month periods ended June 30, 2006 and 2005 respectively. The increase over the prior year period was primarily due to $4.8 million in expenditures related to our new facility in Houston. This increase is not expected to recur in future periods. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) (“SFAS 123(R)”) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date of this standard was delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, whereby compensation expense is only recognized in the consolidated financial statements of operations in the period beginning on January 1, 2006. Accordingly, compensation cost amounts for prior periods are contained in the Company’s footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock based compensation expense related to all stock based awards for the six months ended June 30, 2006 was approximately $4.6 million, net of tax, or $0.05 per diluted share and for the six months ended June 30, 2005 was approximately $1.4 million, net of tax, or $0.02 per diluted share. Total pre-tax unrecognized compensation cost related to non-vested options and restricted stock awards of $25.8 million will be recognized over a weighted average period of 2.1 years.

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

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial statements.

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

At June 30, 2006 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $250 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. At June 30, 2006, the prevailing market rates were between 1.5% and 2.3% higher than the fixed rate on our debt instruments.

At June 30, 2006, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $353.2 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $3.5 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 27.0% of our total second quarter sales and 66.6% of these sales were by companies with a European functional currency. The U.S. dollar weakened slightly against these European currencies during the second quarter of 2006 versus December 2005, with the exception of the Euro, which weakened against the U.S. dollar. The U.S. dollar weakened against the Canadian dollar both from the prior-year quarter and since December 2005 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during second-quarter 2006 versus exchange rates experienced during second-quarter 2005 was not material and resulted in increased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the second quarter of 2006 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.8 million.

The changes in these currency exchange rates relative to the U.S. dollar during the second quarter of 2006 compared to currency exchange rates at December 31, 2005 resulted in an increase in net assets of $12.0 million that was reported as a component of comprehensive earnings, $11.8 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

Roper held its 2006 Annual Meeting of Shareholders on June 28, 2006 in Duluth, Georgia. Of the 86,846,850 shares of common stock outstanding as of record date of April 29, 2006, 56,275,682 shares, or 64.8% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. Of the shares present, 1,552,755 shares were asserted to be entitled to five votes per share based upon certain beneficial ownership holding period requirements. The results of the matters submitted to the stockholders were as follows:

Proposal 1: Election of two (2) Directors

Each of the directors identified below elected at the 2006 Annual Meeting of Shareholders was elected for a term expiring at the 2009 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2007 Annual Meeting of Shareholders or the 2008 Annual Meeting of Shareholders are as follows: Brian D. Jellison (2007), W. Lawrence Banks (2007), David W. Devonshire (2007), John F. Fort (2007), Donald G. Calder (2008), Derrick N. Key (2008), and Christopher Wright (2008).

	Number of Votes
	For	Against	Withheld
Wilbur J. Prezzano	62,198,443	--	288,259
Robert D. Johnson	62,236,280	--	250,422

Proposal 2: Approval the Roper Industries, Inc. 2006 Incentive Plan

Approval of the Roper Industries, Inc. 2006 Plan, as adopted by the Board of Directors on April 20, 2006.

For	50,772,215
Against	3,430,006
Abstain	422,690

Proposal 3: Approval of an Amendment to the Restated Certificate of Incorporation, to eliminate time phase voting and give all outstanding shares of common stock of the Company one vote on matters properly submitted to the shareholders of the Company for their vote.

For	49,594,200
Against	344,857
Abstain	315,582

Proposal 4: Ratification of PricewaterhouseCoopers as independent auditor of the Company

For	62,376,204
Against	44,320
Abstain	66,178

Item 6. Exhibits

3.1	Certificate of Amendment, amending Restated Certificate of Incorporation, filed herewith.

(a)4.1	Form of Indenture for Debt Securities.

4.2	Form of Debt Securities (included in Exhibit 4.3).

(b)4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

10.1	Offer letter for John Humphrey, dated March 31, 2006, filed herewith

(c)10.2	Roper Industries, Inc. 2006 Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).
(b)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.
(c)	Incorporated herein by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A filed May 1, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	August 9, 2006
Brian D. Jellison	and Chief Executive Officer

/s/ John Humphrey	Chief Financial Officer and Vice President	August 9, 2006
John Humphrey

/s/ Paul J. Soni	Chief Accounting Officer and Vice President	August 9, 2006
Paul J. Soni

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

EXHIBIT INDEX TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Certificate of Amendment, amending Restated Certificate of Incorporation, filed herewith.

4.1	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.2	Form of Debt Securities (included in Exhibit 4.3).

4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

10.1	Offer letter for John Humphrey, dated March 31, 2006, filed herewith.

10.2	Roper Industries, Inc. 2006 Incentive Plan, incorporated herein by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A filed May 1, 2006.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.