Form 10-Q
period 2006-09-30
ROPER INDUSTRIES INC /DE/
filed 2006-11-09
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

The number of shares outstanding of the Registrant's common stock as of November 3, 2006 was approximately 87,193,402.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$427,217	$365,164	$1,235,250	$1,060,565
Cost of sales	208,967	180,407	609,720	533,242

Gross profit	218,250	184,757	625,530	527,323
Selling, general and administrative expenses	130,730	114,981	385,142	343,291

Income from operations	87,520	69,776	240,388	184,032
Interest expense	11,066	11,437	33,178	32,771
Other income	267	867	108	1,110

Earnings before income taxes	76,721	59,206	207,318	152,371
Income taxes	25,907	20,012	70,725	49,604

Net earnings	$50,814	$39,194	$136,593	$102,767

Net earnings per share:
Basic	$0.58	$0.46	$1.58	$1.20
Diluted	0.56	0.45	1.51	1.18

Weighted average common shares outstanding:
Basic	87,050	85,431	86,679	85,380
Diluted	90,963	87,096	90,640	86,896

Dividends declared per common share	$0.058750	$0.053125	$0.176250	$0.159375

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$40,878	$53,116
Accounts receivable, net	304,385	257,210
Inventories	161,616	131,838
Deferred taxes	19,827	19,145
Other current assets	48,548	36,898

Total current assets	575,254	498,207

Property, plant and equipment, net	103,234	97,462
Goodwill	1,436,161	1,353,712
Other intangible assets, net	496,609	501,365
Deferred taxes	25,323	25,852
Other noncurrent assets	43,297	45,708

Total assets	$2,679,878	$2,522,306

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$91,076	$71,693
Accrued liabilities	148,532	142,835
Income taxes payable	13,478	14,718
Deferred taxes	2,362	3,066
Current portion of long-term debt	291,458	273,313

Total current liabilities	546,906	505,625

Long-term debt	564,072	620,958
Deferred taxes	127,139	124,202
Other liabilities	22,282	21,733

Total liabilities	1,260,399	1,272,518

Commitments and contingencies

Common stock	895	883
Additional paid-in capital	699,220	685,450
Unearned compensation on restricted stock	--	(15,128)
Retained earnings	670,873	549,603
Accumulated other comprehensive earnings	70,958	51,731
Treasury stock	(22,467)	(22,751)

Total stockholders' equity	1,419,479	1,249,788

Total liabilities and stockholders' equity	$2,679,878	$2,522,306

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$136,593	$102,767
Depreciation	21,632	20,791
Amortization	38,694	32,036
Income Taxes	(770)	35,092
Other, net	(42,616)	(14,761)

Cash provided by operating activities	153,533	175,925

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(103,394)	(181,086)
Capital expenditures	(23,547)	(16,059)
Other, net	(1,383)	(1,014)

Cash used by investing activities	(128,324)	(198,159)

Cash flows from financing activities:
Term note payments	(24,563)	(24,563)
Debt borrowings/(payments), net	(19,293)	2,547
Dividends	(15,291)	(13,593)
Excess windfall tax benefit	5,051	--
Proceeds from exercise of stock options	13,257	11,168
Other, net	1,191	1,956

Cash used by financing activities	(39,648)	(22,485)

Effect of foreign currency exchange rate changes on cash	2,201	(5,604)

Net decrease in cash and cash equivalents	(12,238)	(50,323)

Cash and cash equivalents, beginning of period	53,116	129,419

Cash and cash equivalents, end of period	$40,878	$79,096

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Unearned compensation on restricted stock	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2005	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788
Reclassification due to change in
accounting principle (Note 3)	--	(15,128)	15,128	--	--	--	--
Net earnings	--	--	--	136,593	--	--	136,593
Stock option exercises	7	13,250	--	--	--	--	13,257
Treasury stock transactions	--	915	--	--	--	284	1,199
Currency translation adjustments, net of tax	--	--	--	--	19,431	--	19,431
Reduction in unrealized gain on derivative,
shown net of $(110) tax	--	--	--	--	(204)	--	(204)
Stock option and ESPP compensation	--	2,886	--	--	--	--	2,886
Restricted stock grants and compensation	5	6,631	--	--	--	--	6,636
Stock option tax benefit	--	5,216	--	--	--	--	5,216
Dividends declared	--	--	--	(15,323)	--	--	(15,323)

Balances at September 30, 2006	$895	$699,220	$--	$670,873	$70,958	$(22,467)	$1,419,479

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2006

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

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

The results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. For the three and nine month periods ending September 30, 2006 there were 60,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic shares outstanding	87,050	85,431	86,679	85,380
Effect of potential common stock
Common stock awards	1,793	1,665	1,852	1,516
Senior subordinated convertible notes	2,120	--	2,109	--

Diluted shares outstanding	90,963	87,096	90,640	86,896

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

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

Roper has stock-based compensation plans available to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) was approved by shareholders at the Annual Meeting of Shareholders on June 28, 2006. The 2006 Plan replaces the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan. The number of shares reserved for issuance under the 2006 plan is 3,000,000, plus the 17,000 remaining shares that were available to grant in the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. Roper also has a stock compensation plan for non-employee directors (the “Non-employee Director Plan”) and any grants under this plan are accounted for the same as grants awarded to employees.

On September 13, 2006, the Compensation Committee of Roper’s Board of Directors approved an amendment to the 2006 Plan, changing the definition of fair market value to be the closing trading price of the Company’s common stock on the grant date for any awards made under the 2006 Plan.

Stock Options – Stock options under all plans are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to five years from the grant date and generally expire up to 10 years after the grant date. During the three- and nine month periods ended September 30, 2006, the Company recorded $1,078,000 and $2,743,000, respectively, of compensation expense relating to outstanding options. No compensation expense was recorded related to outstanding options during the three and nine month periods ended September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average fair value per share ($)	11.80	15.53	13.18	11.84
Risk-free interest rate (%)	4.73	4.24	4.67	3.91
Average expected option life (years)	4.5	6.1	4.5	6.0
Expected volatility (%)	23.3	36.5	28.4	35.6
Expected dividend yield (%)	0.54	0.60	0.54	0.68

The following tables summarize the Company’s activities with respect to its stock option plans for the nine month period ended September 30, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	4,621,000	$21.25
Granted	574,000	43.41
Exercised	(642,000)	20.75
Canceled	(86,000)	29.80

Outstanding at September 30, 2006	4,467,000	24.02	5.85	$107,289,000

Exercisable at September 30, 2006	3,134,000	$19.90	5.62	$62,361,000

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 3.97 - 10.00	145,000	$6.42	5.2	145,000	$6.42
10.01 - 20.00	1,495,000	16.24	5.3	1,366,000	15.96
20.01 - 30.00	1,405,000	21.87	6.1	1,205,000	21.92
30.01 - 40.00	877,000	31.50	6.0	413,000	31.49
40.01 - 49.52	545,000	43.54	6.6	5,000	43.85

$ 3.97 - 42.35	4,467,000	$24.02	5.8	3,134,000	$19.90

The weighted average grant date fair value of options during the nine months ended September 30, 2006 and 2005 was $13.18 and $11.84, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $15,729,000 and $10,351,000, respectively. Cash received from option exercises under all plans for the nine months ended September 30, 2006 and 2005 was approximately $13,257,000 and $11,168,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $4,643,000 and $3,906,000, respectively, for the nine months ended September 30, 2006 and 2005.

Restricted Stock Awards — During the nine months ended September 30, 2006 and 2005, the Company granted 254,000 and 48,000 shares, respectively, of Restricted Stock to certain employee participants under the 2000 Plan. Restricted Stock awards generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted during the nine month period ended September 30, 2006 was $43.41 per share. The Company recorded approximately $8,070,000 and $3,164,000 of compensation expense related to outstanding shares of Restricted Stock held by employees and directors during the nine month periods ended September 30, 2006 and 2005, respectively, and $2,766,000 and $1,087,000 during the three month periods ended September 30, 2006 and 2005, respectively. A summary of the Company’s nonvested shares activity for the nine months ended September 30, 2006 was as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2006	547,000	$33.60

Granted	254,000	43.41
Vested	(161,000)	34.17
Forfeited	(27,000)	38.01

Nonvested at September 30, 2006	612,000	$37.30

At September 30, 2006, there was $17,439,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. There were 161,000 and 32,000 shares that vested during the nine months ended September 30, 2006 and 2005, respectively. Unrecognized compensation expense related to nonvested shares of Restricted Stock awards is recorded as a reduction to additional paid-in capital in shareholder’s equity at September 30, 2006.

Employee Stock Purchase Plan — All employees in the U.S. and Canada are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During the nine month periods ended September 30, 2006 and 2005, participants of the employee stock purchase plan purchased 28,000, and 29,000 shares, respectively, of Roper’s common stock for total consideration of $1,170,000 and $895,000, respectively. All of these shares were purchased from Roper’s treasury shares. The Company recorded $144,000 and $0 of compensation expense relating to the stock purchase plan during the nine month periods ended September 30, 2006 and 2005, respectively.

Employee Share-Based Compensation Expense — The table below shows the amounts recognized in the financial statements for share-based compensation related to employees (amounts are in thousands, except for per share data):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Total stock based compensation cost included in	$3,858	$10,957
corporate general and administrative expenses
Tax effect	1,350	3,835

Total stock based compensation cost included in
net income	$2,508	$7,122

Impact on net earnings per share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (amounts in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net earnings, as reported (in thousands)	$39,194	$102,767
Add: Total stock based compensation cost included in
net income, net of tax	707	2,057
Deduct: Total stock based compensation cost, net of tax	(2,681)	(6,562)

Net earnings Pro forma (in thousands)	$37,220	$98,261

Impact on net earnings per share:
Basic	(0.02)	(0.05)
Diluted	(0.02)	(0.05)

4. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended September 30, 2006 and 2005 were $54,062 and $37,884, respectively, and $155,820 and $79,603 for the nine months ended September 30, 2006 and 2005 respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

5. Acquisitions

On April 5, 2006, the Company acquired all the outstanding shares of Sinmed Holding International BV (“Sinmed”), a maker of medical positioning equipment. The operations of Sinmed are included in the Scientific & Industrial Imaging segment. On April 26, 2006, the Company acquired all the outstanding shares of Intellitrans, LLC (“Intellitrans”), a provider of asset tracking technology. The operations of Intellitrans are included in the RF Technology segment. On July 25, 2006, the Company acquired all the outstanding shares of Lumenera Corporation (“Lumenera”), a developer and manufacturer of high performance digital cameras for industrial, scientific and security markets. The operations of Lumenera are included in the Scientific and Industrial Imaging segment. On August 8, 2006, the Company acquired all of the outstanding shares of AC Analytical Controls Holding BV (“AC Controls”), a provider of chromatographic analyzers for the petrochemical industry, the results of which are reported in the Energy Systems and Controls segment. Preliminary purchase price allocations resulted in approximately $26 million allocated to identifiable intangibles, and $59 million to goodwill. Final purchase price allocations are anticipated to be completed by year end.

6. Inventories

	September 30, 2006	December 31, 2005
	(in thousands)

Raw materials and supplies	$106,329	$80,930
Work in process	29,973	26,066
Finished products	51,066	50,262
Inventory reserves	(25,752)	(25,420)

	$161,616	$131,838

7. Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2005	$401,657	$160,996	$357,584	$433,475	$1,353,712

Additions	--	4,352	32,875	28,013	65,240
Other	50	--	--	(1,001)	(951)
Currency translation adjustments	12,148	2,017	2,817	1,178	18,160

Balances at September 30, 2006	$413,855	$167,365	$393,276	$461,665	$1,436,161

8. Other Intangible Assets

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Existing customer base	$348,844	$(35,187)	$313,657
Unpatented technology	16,651	(2,566)	14,085
Software	65,689	(13,308)	52,381
Patents and other protective rights	25,852	(8,865)	16,987
Sales order backlog	14,479	(5,223)	9,256
Trade secrets	6,202	(2,438)	3,764
Assets not subject to amortization:
Trade names	91,235	--	91,235

Balances at December 31, 2005	$568,952	$(67,587)	$501,365

Assets subject to amortization:
Existing customer base	$373,725	$(55,298)	$318,436
Unpatented technology	32,244	(8,186)	24,058
Software	53,059	(16,237)	36,822
Patents and other protective rights	25,244	(12,603)	12,641
Sales order backlog	15,900	(8,040)	7,860
Trade secrets	6,193	(2,434)	3,759
Assets not subject to amortization:
Trade names	93,033	--	93,033

Balances at September 30, 2006	$599,398	$(102,789)	$496,609

Amortization expense of other intangible assets was $35,202 and $27,412 during the nine months ended September 30, 2006 and 2005, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the nine months ended September 30, 2006 is presented below (in thousands).

Balance at December 31, 2005	$6,633
Additions charged to costs and expenses	4,563
Deductions	(4,089)
Other	7

Balance at September 30, 2006	$7,114

10. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Net sales:
Industrial Technology	$140,624	$122,339	14.9%	$402,204	$367,726	9.4%
Energy Systems & Controls	88,485	76,208	16.1	233,109	225,388	3.4
Scientific & Industrial Imaging	83,501	65,781	26.9	249,923	175,821	42.1
RF Technology	114,607	100,836	13.7	350,014	291,630	20.0

Total	$427,217	$365,164	17.0%	$1,235,250	$1,060,565	16.5%

Gross profit:
Industrial Technology	$65,863	$57,203	15.1%	$192,389	$173,723	10.7%
Energy Systems & Controls	48,809	41,490	17.6	126,473	119,690	5.7
Scientific & Industrial Imaging	49,017	37,142	32.0	141,725	98,603	43.7
RF Technology	54,561	48,922	11.5	164,943	135,307	21.9

Total	$218,250	$184,757	18.1%	$625,530	$527,323	18.6%

Operating profit*:
Industrial Technology	$32,747	$25,697	27.4%	$92,489	$76,127	21.5%
Energy Systems & Controls	25,108	20,784	20.8	59,077	54,441	8.5
Scientific & Industrial Imaging	18,832	13,472	39.8	52,703	32,463	62.3
RF Technology	19,344	16,295	18.7	62,368	40,041	55.8

Total	$96,031	$76,248	25.9%	$266,637	$203,072	31.3%

Long-lived assets
Industrial Technology	$46,635	$46,763	(0.3)%
Energy Systems & Controls	23,346	16,085	45.1
Scientific & Industrial Imaging	25,027	22,794	9.9
RF Technology	22,834	23,792	(4.0)

Total	$117,842	$109,434	7.7%

        * Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. Such expenses were $8,511 and $6,472 for the three months ended September 30, 2006 and 2005, respectively, and $26,249 and $19,040 for the nine months ended September 30, 2006 and 2005, respectively.

11. Recently Released Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

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

12. Senior Subordinated Convertible Notes

In December 2003, we issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any nine month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable nine month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any nine month period will equal the annual rate of 0.25%.

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

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. During the first nine months of 2006, our results of operations benefited from the 2005 acquisitions of Inovonics Corporation (“Inovonics”), CIVCO Holding, Inc. (“CIVCO”) and MEDTEC, Inc. (“MEDTEC”) in February, June and November, respectively, and the 2006 acquisitions of Sinmed Holding International BV (“Sinmed”) on April 5, 2006, Intellitrans, LLC (“Intellitrans”) on April 26, 2006, Lumenera Corporation (“Lumenera”) on July 25, 2006 and AC Analytical Controls Holding B.V. (“AC Controls”) on August 8, 2006.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2006, our allowance for doubtful accounts receivable, sales returns and sales credits was $8.6 million, or 2.8% of total gross accounts receivable of $313.0 million. The dollar amount of the reserve has remained relatively consistent over the past year.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2006, inventory reserves for excess and obsolete inventory were $24.6 million, or 13.1% of gross first-in, first-out inventory cost. The dollar amount of the Company’s excess and obsolete inventory reserve increased $0.5 million from year end 2005; however, the reserve as a percentage of our gross inventory continues to decline.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2006, the accrual for future warranty obligations was $7.1 million or 0.4% of annualized third quarter sales and is consistent with prior quarters.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2006, we recognized $18.2 million of net sales using this method. In addition, approximately $99.4 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2006. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 33.8%. We may experience a higher rate in future quarters due to a larger proportion of sales in higher tax jurisdictions as well as uncertainty surrounding the passage of legislation to reinstate the R&D tax credit.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales
Industrial Technology	$140,624	$122,339	$402,204	$367,726
Energy Systems & Controls	88,485	76,208	233,109	225,388
Scientific & Industrial Imaging	83,501	65,781	249,923	175,821
RF Technology	114,607	100,836	350,014	291,630

Total	$427,217	$365,164	$1,235,250	$1,060,565

Gross profit:
Industrial Technology	46.8%	46.8%	47.8%	47.2%
Energy Systems & Controls	55.2	54.4	54.3	53.1
Scientific & Industrial Imaging	58.7	56.5	56.7	56.1
RF Technology	47.6	48.5	47.1	46.4

Total	51.1	50.6	50.6	49.7

Selling, general & administrative expenses:
Industrial Technology	23.5%	25.8%	24.8%	26.5%
Energy Systems & Controls	26.8	27.2	28.9	28.9
Scientific & Industrial Imaging	36.1	36.0	35.6	37.6
RF Technology	30.7	32.4	29.3	32.7

Total	28.6	29.7	29.1	30.6

Segment operating profit:
Industrial Technology	23.3%	21.0%	23.0	20.7%
Energy Systems & Controls	28.4	27.3	25.3	24.2
Scientific & Industrial Imaging	22.6	20.5	21.1	18.5
RF Technology	16.9	16.2	17.8	13.7

Total	22.5	20.9	21.6	19.1

Corporate administrative expenses	(2.0)	(1.8)	(2.1)	(1.8)

	20.5	19.1	19.5	17.4

Interest expense	(2.6)	(3.1)	(2.7)	(3.1)
Other income	0.1	0.2	--	0.1

Earnings before income taxes	18.0	16.2	16.8	14.4
Income taxes	(6.1)	(5.5)	(5.7)	(4.7)

Net earnings	11.9%	10.7%	11.1%	9.7%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net sales for the quarter ended September 30, 2006 were $427.2 million as compared to $365.2 million in the prior-year quarter, an increase of 17.0%. Our third quarter 2006 results included a full quarter of sales from the purchase of MEDTEC in November 2005, and Intellitrans and Sinmed, which were both purchased in April 2006. Also included are partial period results from Lumenera and AC Controls, purchased in July and August 2006, respectively. Approximately $23 million of our sales increase was due to acquisitions. All four segments showed improvement over the prior year quarter resulting in internal sales growth of 11%.

In our Industrial Technology segment, net sales were up 14.9% to $140.6 million in the third quarter of 2006 as compared to $122.3 million in the third quarter of 2005 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were constant at 46.8% for both the third quarter of 2006 and 2005. SG&A expenses as a percentage of net sales were 23.5%, down from 25.8% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 23.3% in the third quarter of 2006 as compared to 21.0% in the third quarter of 2005.

Net sales in our Energy Systems & Controls segment increased by 16.1% to $88.5 million during the third quarter of 2006 compared to $76.2 million in the third quarter of 2005. Approximately 5% of the increase is due to the contribution of AC Controls. Our non-destructive test business, Zetec, accounted for most of the remainder of the increase in this segment, as sales that were deferred in the first half of the calendar year based upon the timing of inspections at customer power plants were realized in the third quarter. Gross margins increased to 55.2% in the third quarter of 2006 compared to 54.4% in the third quarter of 2005 due to operating leverage from higher sales, offset by an inventory step-up charge in the current year quarter of $0.3 million. SG&A expenses as a percentage of net sales were down slightly at 26.8% compared to prior year quarter at 27.2%. The resulting operating margins were 28.4% in the third quarter of 2006 as compared to 27.3% in the third quarter of 2005.

Net sales in our Scientific & Industrial Imaging segment increased by 26.9% to $83.5 million during the third quarter of 2006 as compared to $65.8 million in the third quarter of 2005. Approximately 23% of the increase was due to sales from acquisitions. Internal sales increased by 4.4% with the largest gains experienced in the physical sciences cameras and electron microscope businesses. Gross margins increased to 58.7% in the third quarter of 2006 from 56.5% in the third quarter of 2005 due to operating leverage as a result of the higher sales levels and inventory step-up charges of $0.2 million in the current year quarter as compared to $0.8 million in the prior-year quarter. SG&A as a percentage of net sales was 36.1% in the third quarter of 2006 as compared to 36.0% in the third quarter of 2005. As a result, operating margins were 22.6% in the third quarter of 2006 as compared to 20.5% in the third quarter of 2005.

In our RF Technology segment, net sales were up 13.7% at $114.6 million compared to $100.8 million in the third quarter of 2005. The increase is due primarily to internal growth in both our security and tolling and traffic management businesses. Approximately 4% of the increase was due to sales by Intellitrans. Gross margins were 47.6% as compared to 48.5% in the prior year quarter. The decrease is due to a mix of lower margin projects in our tolling and traffic management business as compared to the third quarter of the prior year. SG&A as a percentage of sales in the third quarter of 2006 was 30.7%, down from 32.4% in the prior year due to operating leverage on increased sales with a resulting operating profit margin of 16.9% as compared to 16.2% in 2005.

Corporate expenses were $8.5 million in the third quarter of 2006 as compared to $6.5 million in the third quarter of 2005. The increase over the prior year was due primarily to the $2.7 million increase in stock based compensation in the third quarter of 2006 as compared to the third quarter of 2005. The increase included both the expense related to restricted stock awards and option expense under SFAS 123(R) which was not previously charged to our income statement.

Interest expense of $11.1 million for the third quarter of 2006 was $0.4 million lower as compared to the third quarter of 2005. This is due to lower average balances on our credit facility due to payments against borrowings, offset by increasing interest rates on the variable rate portion of our outstanding debt.

Income taxes were 33.8% of pretax earnings in the current quarter, the same as in the third quarter of 2005.

At September 30, 2006, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at September 30, 2005 and December 31, 2005. The currency changes resulted in an increase of $4.8 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $3.9 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the third quarter of 2006 increased slightly due to the weakening of the US dollar as compared to a year ago. The difference between the operating results for these companies for the three months ended September 30, 2006, translated into U.S. dollars was approximately 1%.

Net orders were $435.7 million for the quarter, 6.8% higher than the third quarter 2005 net order intake of $408.0 million. Approximately $23 million of the order increase was due to acquisitions resulting in internal growth of 1.1%. We experienced strong bookings in our Industrial Technology segment, up 18.1% and our Energy Systems and Controls segment, up 11.7%. Our RF Technology segment internal bookings decreased 19.9% versus the prior year quarter, however, our nine month year to date internal bookings are up 5.5% and we expect strong bookings in the fourth quarter which will result in full year bookings up more than 12% over 2005. Overall, our order backlog at September 30, 2006 was up 13.4% as compared to September 30, 2005. The increase is due to internal growth of 6.2%, with the remainder of the increase due to acquisitions.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2006	2005	2006	2005
Industrial Technology	$149,801	$126,803	$90,633	$56,110
Energy Systems & Controls	89,003	79,654	64,635	53,025
Scientific & Industrial Imaging	85,758	68,317	62,087	56,039
RF Technology	111,113	133,221	213,452	214,658

	$435,675	$407,995	$430,807	$379,832

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net sales for the nine months ended September 30, 2006 were $1.24 billion as compared to $1.06 billion in the prior-year nine month period, an increase of 16.5%. Results of the nine month period ended September 30, 2006 included a full nine months of sales from the 2005 acquisitions of Inovonics, CIVCO and MEDTEC, purchased in February, June and November 2005, respectively, as well as partial period results from the 2006 acquisitions of Sinmed and Intellitrans in April 2006, Lumenera in July 2006, and AC Controls in August 2006. Approximately $68 million of our sales increase was due to acquisitions; however, all four segments showed improvement over the prior year quarter resulting in internal sales growth of 10%.

During the first quarter of 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. All prior year comparisons have been restated to conform to the current year presentation.

In our Industrial Technology segment, net sales were up 9.4% to $402.2 million in the first nine months of 2006 as compared to $367.7 million in the first nine months of 2005 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were higher at 47.8% for the first nine months of 2006 as compared to 47.2% in the first nine months of 2005. The increase was primarily due to stronger margins in our water meter business resulting from cost controls in the manufacturing process and higher margins on consumables sales in the product testing businesses. SG&A expenses as a percentage of net sales were 24.8%, down from 26.5% in the prior year nine month period due to operating leverage from higher sales. The resulting operating profit margins were 23.0% in the first nine months of 2006 as compared to 20.7% in the first nine months of 2005.

Net sales in our Energy Systems & Controls segment increased by 3.4% to $233.1 million during the first nine months of 2006 compared to $225.4 million in the first nine months of 2005. Approximately 1.7% of the increase is due to the contribution of AC Controls. Gross margins increased to 54.3% in the first nine months of 2006 compared to 53.1% in the first nine months of 2005 due to favorable product mix and both product and customer rationalization to focus on more profitable business and the reduction of fixed costs at several of the business units in this segment, offset by an inventory step-up charge in the current year quarter of $0.3 million. SG&A expenses as a percentage of net sales was unchanged against the prior year nine month period at 28.9%. As a result, operating margins were 25.3% in the first nine months of 2006 as compared to 24.2% in first nine months of 2005.

In our Scientific & Industrial Imaging segment net sales increased 42.1% to $249.9 million in the first nine months of 2006 as compared to $175.8 million in the first nine months of 2005. Approximately 29% of the increase was due to sales from acquisitions. Internal sales increased by 13% with gains being experienced in almost all business units in this segment. Gross margins increased slightly to 56.7% in the first nine months of 2006 from 56.1% in the first nine months of 2005. SG&A as a percentage of net sales was 35.6% in the nine month period ended September 30, 2006 as compared to 37.6% in the prior year period, which was due to operating leverage from higher sales. As a result, operating margins were 21.1% in the first nine months of 2006 as compared to 18.5% in the first nine months of 2005.

In our RF Technology segment, net sales were up 20.0% to $350.0 million compared to $291.6 million in the first nine months of 2005. Approximately 4.2% of the increase is due to acquisitions, with the remainder coming from internal growth in our tolling and traffic management business. Gross margins were 47.1% as compared to 46.4% in the prior year nine month period. The prior year margins were depressed due to approximately $4.7 million of purchase accounting inventory step up charges. SG&A as a percentage of sales in the first nine months of 2006 was 29.3% down from 32.7% in the prior year due to leverage on increased sales, with a resulting operating profit margin of 17.8% as compared to 13.7% in 2005.

Corporate expenses were $26.2 million in the nine month period ended September 30, 2006 as compared to $19.0 million in the first nine months of 2005. The increase over the prior year was due primarily to the $7.8 million increase in stock based compensation in the first nine months of 2006 as compared to the first nine months of 2005. The increase included both the expense related to restricted stock awards and option expense under SFAS 123(R) which was not previously charged to our income statement.

Interest expense of $33.2 million for the first nine months of 2006 was $0.4 million higher as compared to the first nine months of 2005. This is due to increasing interest rates on the variable rate portion of our outstanding debt, partially offset by declining average balances on our credit facility as we pay down borrowings.

Income taxes were 34.1% of pretax earnings in the first nine months of 2006 as compared to 33.2% in the first nine months of 2005. This increase was expected as the Company continues to have a lower percentage of its revenue in lower tax jurisdictions after several U.S. based acquisitions and the expiration of the R&D tax credit legislation and the phase out of the ETI tax credit.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $47.8 million in the third quarter of 2006 as compared to $74.5 million in the third quarter of 2005. The Company had higher income levels in the third quarter of 2006 than in the third quarter of 2005; however, this was more than offset by higher levels of tax payments which were expected due to the depletion of operating loss carryforwards and higher working capital needs as the Company’s sales increased. In addition, certain windfall tax benefits from the exercise of stock options are now classified under financing activities rather than operating activities in accordance with SFAS 123(R). Cash used in investing activities during the current and prior year quarter was primarily business acquisitions. Cash used in financing activities during the current and prior year quarter resulted primarily from dividend and debt payments. Principal payments of $8.2 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Year to date net cash provided by operating activities was $153.5 million in the nine month period ended September 30, 2006 as compared to $175.9 million in the nine month period ended September 30, 2005, a 13% decrease. This decrease is primarily due to the higher income levels over the prior year period, offset by higher tax payments and higher working capital needs as the Company grows. Cash used in investing activities during both the current and prior year nine month periods was primarily business acquisitions. The Company does not expect the level of capital expenditures to continue at the current nine month period level as this included $4.8 million related to the completion of a new facility in Houston, Texas, which enabled the consolidation of several facilities. Cash used in financing activities during the current and prior year nine month periods was for paydown on our revolving credit line, scheduled payments on our term debt and dividend payments. $43.9 million of debt was repaid over the nine months ended September 30, 2006 as compared with $22.0 million in the prior-year period. In the current year, principal payments of $24.6 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $278.9 million at September 30, 2006 compared to $212.8 million at December 31, 2005, reflecting increases in working capital due to 2005 and 2006 acquisitions and a higher level of sales at the end of the third quarter of 2006. Total debt was $855.5 million at September 30, 2006 compared to $894.3 million at December 31, 2005. The leverage of the Company is shown in the following table:

	September 30, 2006	December 31, 2005
Total Debt	$855,530	$894,271
Cash	(40,878)	(53,116)

Net Debt	814,652	841,155
Stockholders' Equity	1,419,479	1,249,788

Total Net Capital	$2,234,131	$2,090,943

Net Debt / Total Net Capital	36.5%	40.2%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At September 30, 2006, our debt consisted of the $230 million in senior subordinated convertible notes, $595.4 million of term loans and $24.4 million in outstanding revolver debt under the credit facility. The Company also had $40.2 million of outstanding letters of credit at September 30, 2006. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the nine month period ended September 30, 2006.

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $23.5 million and $16.1 million were incurred during the nine month periods ended September 30, 2006 and 2005 respectively. The increase over the prior year period was primarily due to $4.8 million in expenditures related to our new facility in Houston. This increase is not expected to recur in future periods. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

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

In December, 2004, the FASB issued FAS 123R, “Share-Based Payment” (revised 2004) (“SFAS 123(R)”) which was originally effective for interim or annual reporting periods beginning after June 15, 2005. The effective date of this standard was delayed until annual reporting periods beginning after December 31, 2005. This standard requires unvested equity awards outstanding at the effective date to continue to be measured and charged to expense over the remaining requisite service (vesting) period as required by FAS 123. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, whereby compensation expense is only recognized in the consolidated financial statements of operations in the period beginning on January 1, 2006. Accordingly, compensation cost amounts for prior periods are contained in the Company’s footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock based compensation expense related to all stock based awards for the nine months ended September 30, 2006 was approximately $7.1 million, net of tax, or $0.08 per diluted share and for the nine months ended September 30, 2005 was approximately $2.1 million, net of tax, or $0.02 per diluted share. Total pre-tax unrecognized compensation cost related to non-vested options and restricted stock awards of $24.7 million will be recognized over a weighted average period of 2.2 years.

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

At September 30, 2006 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $250 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. At September 30, 2006, the prevailing market rates were between 1.6% and 2.4% higher than the fixed rate on our debt instruments.

At September 30, 2006, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $345.4 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $3.5 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 28.5% of our total third quarter sales and 65.1% of these sales were by companies with a European functional currency. The U.S. dollar weakened against these European currencies during the third quarter of 2006 versus both December 2005 and from the prior-year quarter. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during third-quarter 2006 versus exchange rates experienced during third-quarter 2005 was not material and resulted in increased operating profits of approximately 1%. If these currency exchange rates had been 10% different throughout the third quarter of 2006 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.8 million.

The changes in these currency exchange rates relative to the U.S. dollar during the third quarter of 2006 compared to currency exchange rates at December 31, 2005 resulted in an increase in net assets of $4.8 million that was reported as a component of comprehensive earnings, $3.9 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Item 6. Exhibits

(a)3.1	Certificate of Amendment, amending Restated Certificate of Incorporation.

(b)4.1	Form of Indenture for Debt Securities.

4.2	Form of Debt Securities (included in Exhibit 4.3).

(c)4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

10.1	Amendment to the Roper Industries, Inc. 2006 Incentive Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006.
(b)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).
(c)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	November 9, 2006
Brian D. Jellison	and Chief Executive Officer

/s/ John Humphrey	Chief Financial Officer and Vice President	November 9, 2006
John Humphrey

/s/ Paul J. Soni	Chief Accounting Officer and Vice President	November 9, 2006
Paul J. Soni

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Certificate of Amendment, amending Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006.

4.1	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.2	Form of Debt Securities (included in Exhibit 4.3).

4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

10.1	Amendment to the Roper Industries, Inc. 2006 Incentive Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.