Form 10-K
period 2006-12-31
ROPER INDUSTRIES INC /DE/
filed 2007-03-01
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 1-12273

ROPER INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

_________________

Delaware	51-0263969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

_________________

6901 Professional Parkway East, Suite 200
Sarasota, Florida 34240

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 556-2601

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

Based on the closing sales price on the New York Stock Exchange on June 30, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $4,109,884,317.

Number of shares of Registrant’s Common Stock outstanding as of February 23, 2007: 87,911,964.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 6, 2007, are incorporated by reference into Part III of this Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. BUSINESS

      Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research/medical and general industry.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, services, engineered products and solutions and are capable of achieving growth and maintaining high margins. We compete in many niche markets and believe that we are the market leader or a competitive alternative to the market leader in the majority of these markets.

In 2006, Roper consolidated the number of our reporting segments from five to four, reflecting the continued implementation of our market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology.

We continued our growth in 2006 from internal growth and the full-year contributions from the 2005 acquisitions of Inovonics Corporation (“Inovonics”), CIVCO Holding, Inc. (“CIVCO”) and MEDTEC, Inc. (“MEDTEC”) in February, June and November, respectively. We acquired Sinmed Holding International BV (“Sinmed”) on April 5, 2006, Intellitrans, LLC (“Intellitrans”) on April 26, 2006, Lumenera Corporation (“Lumenera”) on July 25, 2006, AC Analytical Controls Holding B.V. (“AC Controls”) on August 8, 2006 and Dynisco Parent, Inc. (“Dynisco”) on November 30, 2006, all of which were purchased for cash and financed through borrowings under our credit agreement and cash generated from operations.

All reports filed electronically by Roper with the United States Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.roperind.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material Roper files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The annual certification of Roper’s Chief Executive Officer required to be furnished to the New York Stock Exchange (“NYSE”) pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on July 27, 2006.

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

Diversified End Markets and Geographic Reach. Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. We have a global presence, with sales of products manufactured and exported from the U.S. and manufactured abroad and sold to customers outside the U.S. accounting for $610 million in 2006, compared to $545 million in 2005. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (“Annual Report”).

Research and Development. We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products to enter new markets. Our research and development spending increased to $58.6 million in 2006 as compared to $53.5 million in 2005, and increased as compared to $38.7 million in 2004. The dollar amount of research and development expense in 2006 increased versus 2005 and decreased slightly as a percent of sales as our internal sales have grown. We expect the dollar amount spent on research and development activities to rise in 2007 as a result of the acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls, and Dynisco in 2006.

Our Business Segments

During 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. All prior year comparisons have been restated to conform to the current year presentation. Financial information about our business segments is presented in Note 14 of the Notes to Consolidated Financial Statements.

      Industrial Technology

Our Industrial Technology segment produces industrial pumps, equipment and consumables for materials analysis, industrial leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading (AMR) products and systems. These products and solutions are provided through five U.S.-based and three European-based operating units. For 2006, this segment had net sales of $550.0 million, representing 32.4% of our total net sales.

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

Backlog.     The Industrial Technology operating units’ sales also reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain original equipment manufacturers, or OEMs, may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $95.5 million at December 31, 2006, as compared to $55.0 million at December 31, 2005.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers.     No customer was responsible for as much as 10% of this segment’s net sales for 2006.

      Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, machinery vibration and other non-destructive inspection and measurement products and solutions, which are provided through six U.S.-based and two European-based operating units. For 2006, this segment had net sales of $343.7 million, representing 20.2% of our total net sales.

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

Industrial Valves and Controls. We manufacture and distribute a variety of valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, marine engine and general industrial markets. Many of these products are designed for use in hazardous environments.

Non-destructive Inspection and Measurement Instrumentation. We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and machinery vibration sensors, switches and transmitters. These solutions are applied principally in energy markets. Many of these products are designed for use in hazardous environments.

Backlog.     The majority of this segment’s business consists of larger engineered projects with lead times of three to nine months. As such, backlog typically fluctuates significantly depending upon the timing of large project awards. Standard products generally ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $79.2 million at December 31, 2006 compared to $63.6 million at December 31, 2005.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors in both the U.S. and various other countries.

Customers.     None of this segment’s customers accounted for as much as 10% of its net sales in 2006.

      Scientific and Industrial Imaging

Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld computers and software. These products and solutions are provided through nine U.S-based, one European-based and three Canadian-based operating units. For 2006, this segment had net sales of $338.9 million, representing 19.9% of our total net sales.

Digital Imaging Products and Software. We manufacture and sell extremely sensitive, high-performance charged couple device (“CCD”) and complementary metal oxide semiconductor (“CMOS”) cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, security, automotive, and other end-user markets such as biological and material science. They are frequently incorporated into products by OEMs.

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

Backlog.     Our Scientific and Industrial Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $68.6 million at December 31, 2006, as compared to $61.6 million at December 31, 2005.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Customers.     No customer was responsible for as much as 10% of this segment’s net sales for 2006.

      RF Technology

Our RF Technology segment provides radio frequency identification (RFID), satellite-based communication technologies and software solutions that are used primarily in comprehensive toll and traffic systems and processing, security and access control, freight matching, mobile asset tracking and water sub-metering and remote temperature monitoring applications. These products and solutions are provided through two U.S.-based operating units. This segment had sales of $468.1 million for the year ended December 31, 2006, representing 27.5% of our total net sales.

Backlog.     Backlog typically fluctuates significantly depending on the timing of large project awards. Standard products typically ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $261.2 million at December 31, 2006 compared to $200.2 million at December 31, 2005.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers.     No customer was responsible for as much as 10% of this segment’s net sales for 2006.

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

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with employees, to protect our trade secrets and know-how. While we believe that none of our operating units are substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights, the product development and market activities of Compressor Controls, Neptune Technology, TransCore and our medical and imaging businesses, in particular, have been planned and conducted in conjunction with continuing patent strategies. While we have not significantly licensed patents, trademarks, trade secrets and similar proprietary rights to and from third parties in the past, we may do so in the future.

Employees

As of December 31, 2006, we had approximately 6,900 total employees, of whom approximately 5,000 were located in the United States. Approximately 290 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2006, we had approximately $1.0 billion in total consolidated indebtedness. In addition, we had approximately $144 million undrawn availability under our senior secured credit facility. Our total consolidated debt could increase using this additional borrowing capacity. Subject to certain restrictions contained in our senior secured credit facility and other debt agreements, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds, Danish krone and Japanese yen. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 29% of our total net sales for the year ended December 31, 2006 compared to 25% for the year ended December 31, 2005. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings. At present, we do not hedge against foreign currency risks.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for approximately 14% and 16% of our net sales for the years ended December 31, 2006 and December 31, 2005, respectively. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of December 31, 2006, approximately 17% of our long-lived assets, excluding goodwill and intangibles were attributable to operations outside the U.S. We expect our international operations to continue to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

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

In some of our businesses, we derive a significant amount of revenue from larger customers. The loss or reduction of any significant contracts with any of these customers could materially reduce our revenue and cash flows. Additionally, many of our customers are government entities. In many situations, government entities can unilaterally terminate or modify our existing contracts without cause and without penalty to the government agency.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2006, goodwill totaled approximately $1.65 billion compared to approximately $1.49 billion of stockholders’ equity, which was approximately 55% of our total assets of approximately $3.00 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations become more conservative, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

Any business disruptions due to political instability, armed hostilities, incidents of terrorism or natural disasters could adversely impact our financial performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding Roper’s periodic or current reports within the last 180 days prior to December 31, 2006.

ITEM 2. PROPERTIES

Roper’s corporate offices, consisting of 22,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida. We have established manufacturing, sales and service locations around the world to support our operations. The following table sets forth our principal properties as of December 31, 2006:

		Square Footage
Location	Property	Owned	Leased	Industry segment
Tempe, AZ	Office/Mfg.	--	25,100	Industrial Technology
Tucson, AZ	Office/Mfg.	--	49,300	Scientific and Industrial Imaging
Tallassee, AL	Office/Mfg	300,000	5,000	Industrial Technology
Mississauga, Canada	Office	--	30,000	Industrial Technology
Ottawa, Canada	Office/Mfg	--	26,300	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	--	26,400	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	--	28,500	Energy Systems and Controls
Vancouver, Canada	Office/Mfg.	--	25,500	Scientific and Industrial Imaging
San Diego, CA	Office	--	84,500	RF Technology
Malu, China	Office/Mfg.	--	16,600	Energy Systems and Controls
Louisville, CO	Office/Mfg.	--	50,000	RF Technology
Ballerup, Denmark	Office/Mfg.	--	88,400	Industrial Technology
Verson, France	Office/Mfg.	22,500	--	Energy Systems and Controls
Commerce, GA	Office/Mfg.	203,800	--	Industrial Technology
Duluth, GA	Office	--	13,800	N/A
Büchen, Germany	Office/Mfg.	118,900	--	Industrial Technology
Lauda, Germany	Office/Mfg.	37,900	--	Energy Systems and Controls
Sarasota, FL	Office/HQ.	--	22,000	N/A
Des Moines, IA	Office/Mfg.	--	88,000	Energy Systems and Controls
Kalona, IA	Office/Mfg.	--	50,000	Scientific and Industrial Imaging
Orange City, IA	Office/Mfg.	37,100	--	Scientific and Industrial Imaging
Burr Ridge, IL	Office/Mfg.	55,000	--	Industrial Technology
Acton, MA	Office/Mfg.	--	28,700	Scientific and Industrial Imaging
Franklin, MA	Office/Mfg.	--	62,000	Energy Systems and Controls
Trenton, NJ	Office/Mfg.	40,000	--	Scientific and Industrial Imaging
Albuquerque, NM	Office/Mfg.	--	260,800	RF Technology
Syosset, NY	Office/Mfg.	--	27,500	Scientific and Industrial Imaging
Akron, OH	Office/Mfg.	--	71,700	Energy Systems and Controls
Kanata, Ontario	Office/Assem.	--	25,900	RF Technology
Beaverton, OR	Office	--	52,400	RF Technology
Clackamas, OR	Office/Mfg.	--	128,000	Industrial Technology
Harrisburg, PA	Office/Mfg.	--	105,700	RF Technology
Warrendale, PA	Office/Mfg.	--	76,300	Scientific and Industrial Imaging
Dallas, TX	Office	--	60,800	RF Technology
Houston, TX	Office/Mfg.	--	216,000	Energy Systems and Controls
Houston, TX	Office/Mfg.	--	35,000	Industrial Technology
Bury St. Edmunds, U.K	Office/Mfg.	90,000	--	Energy Systems and Controls
Glasgow, U.K	Office/Mfg.	27,700	--	Industrial Technology
Snoqualmie, WA	Office/Mfg.	--	63,300	Energy Systems and Controls

We consider each of the above facilities to be in good operating condition and adequate for its present use and believe that we have sufficient plant capacity to meet our current and anticipated operating requirements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of our security-holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2006 and 2005 quarters. Data has been adjusted for the effect of a 2-for-1 stock split in the form of a stock dividend effective August 26, 2005.

		High	Low	Cash Dividends Declared
2006	4th Quarter	$51.310	$44.100	$0.065000
	3rd Quarter	47.630	42.060	0.058750
	2nd Quarter	50.390	42.390	0.058750
	1st Quarter	48.630	38.460	0.058750

2005	4th Quarter	$40.320	$34.700	$0.058750
	3rd Quarter	39.900	35.035	0.053125
	2nd Quarter	35.995	30.830	0.053125
	1st Quarter	33.545	28.275	0.053125

Based on information available to us and our transfer agent, we believe that as of February 23, 2007 there were 225 record holders of our common stock.

Dividends.     Roper has declared a cash dividend in each quarter since our February 1992 initial public offering and we have also annually increased our dividend rate since our initial public offering. In November 2006, our Board of Directors increased the quarterly dividend paid January 31, 2007 to $0.06500 per share from $0.05875 per share, an increase of 11%. However, the timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities. In 2006, there were no sales of unregistered securities.

Performance Graph. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Roper under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2006, the cumulative total stockholder return for the Company’s common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s Industrials Index (the “S&P Industrials”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in the common stock of the Company, the S&P 500 Stock Index and the S&P Industrials Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

250
200
150
100
50
0
2001
2002
2003
2004
2005
2006
Roper Industries, Inc.
S & P 500
S & P Industrials

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Roper Industries, Inc.	100.00	74.55	101.27	125.83	164.66	210.48
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
S&P Industrials	100.00	73.66	97.37	114.93	117.60	133.23

The information set forth in Item 12 “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following summary consolidated selected financial data for and as of the end of the twelve months ended December 31, 2006, 2005, 2004 and 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002, was derived from our audited consolidated financial statements. Our consolidated financial statements for and as of the end of each of the twelve months ended December 31, 2006, 2005, 2004 and 2003, the two months ended December 31, 2002 and the twelve months ended October 31, 2002 were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. In August 2003, we changed our fiscal year-end from October 31 to December 31 effective as of January 1, 2003, with the two months ended December 31, 2002 being the transition period.

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report (amounts in thousands, except per share data).

	12 months ended December 31,				2 months ended December 31,	12 months ended October 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002	2002(5)
Operations data:
Net sales	$1,700,734	$1,453,731	$969,764	$657,356	$83,885	$617,462
Gross profit	861,325	726,407	485,045	346,138	41,565	333,755
Income from operations(6)	337,653	264,899	171,302	108,100	4,568	115,545
Earnings from continuing
operations before change in
accounting principle	193,324	153,175	93,852	48,061	1,240	66,438
Net earnings	193,324	153,175	93,852	45,239	853	40,053

Per share data:
Earnings from continuing
operations before change in
accounting principle:
Basic	$2.23	$1.79	$1.26	$0.76	$0.02	$1.07
Diluted	2.13	1.74	1.24	0.75	0.02	1.05

Net earnings:
Basic	$2.23	$1.79	$1.26	$0.72	$0.02	$0.64
Diluted	2.13	1.74	1.24	0.71	0.02	0.63

Dividends declared	0.24	0.22	0.20	0.18	0.05	0.17

Balance sheet data:
Working capital(7)	$39,846	$(7,418)	$302,610	$219,695	$126,221	$118,590
Total assets	2,995,359	2,522,306	2,366,404	1,514,995	824,966	828,973
Long-term debt, less current
portion	726,881	620,958	855,364	630,186	308,684	311,590
Stockholders' equity	1,486,839	1,249,788	1,114,086	655,781	380,981	376,012

(1)	Includes results from the acquisitions of Sinmed from April 5, 2006, Intellitrans from April 26, 2006, Lumenera from July 25, 2006, AC Controls from August 8, 2006 and Dynisco from November 30, 2006.
(2)	Includes results from the acquisitions of Inovonics from February 25, 2005, CIVCO from June 17, 2005 and MEDTEC from November 30, 2005.
(3)	Includes results from the acquisitions of the power generation business of R/D Tech from June 7, 2004 and TransCore from December 13, 2004.
(4)	Balance sheet data includes the effect of the Neptune Technology Group Holdings (“NTGH”) acquisition effective on December 29, 2003.
(5)	Includes results from the acquisition of Zetec from August 2002 and several smaller businesses acquired during fiscal 2002.
(6)	Includes $5.9 million of restructuring expenses in 2003.
(7)	The years ended December 31, 2006 and 2005 include $230 million of senior subordinated convertible notes required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report.

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research/medical and general industry.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On April 5, 2006, we purchased Sinmed, a maker of medical positioning equipment. On April 26, 2006, we purchased Intellitrans, a provider of asset tracking technology. On July 25, 2006, we purchased Lumenera, a developer and manufacturer of high performance digital cameras for industrial, scientific and security markets. On August 8, 2006, we purchased AC Controls, a provider of chromatographic analyzers for the petrochemical industry. On November 30, 2006, we purchased Dynisco, a provider of highly engineered sensors and software used in testing, measurement and control applications. The results of Sinmed and Lumenera are reported in the Scientific and Industrial Imaging segment, Intellitrans in the RF Technology segment, and AC Controls and Dynisco in the Energy Systems and Controls segment.

During the year ended December 31, 2006, our results of operations benefited from the full-year results of the 2005 acquisitions of Inovonics, CIVCO and MEDTEC in February, June and November, respectively, as well as the partial year activities of Intellitrans, Sinmed, AC Controls, Lumenera and Dynisco.

During the year ended December 31, 2005, our results of operations benefited from the TransCore acquisition made on December 13, 2004, the power generation business of R/D Tech purchased on June 7, 2004, and the partial year activities of Inovonics, CIVCO and MEDTEC.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenue. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our financial statements. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”),” which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2006, our allowance for doubtful accounts receivable was $7.8 million and our allowance for sales returns and sales credits was $1.2 million, for a total of $9.0 million, or 2.7% of total gross accounts receivable. This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2006 is $0.4 million higher than at December 31, 2005 but has decreased as percent of sales by 0.5% as we continue to reduce our credit risk.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2006, inventory reserves for excess and obsolete inventory were $26.4 million, or 13.5% of gross first-in, first-out inventory cost. This percentage has decreased from 15.4% in the fiscal year ended December 31, 2005. We expect this percentage to continue to decrease over time as we physically dispose of obsolete inventory and improve our inventory purchasing processes.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At December 31, 2006, the reserve for future warranty obligations was $7.6 million. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2006, 2005, and 2004.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2006, we recognized revenue of approximately $94.8 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $90.0 million and $16.8 million of revenue was recognized using this method during the years ended December 31, 2005 and December 31, 2004, respectively. At December 31, 2006 approximately $139 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2006, our effective income tax rate was 34.0%, which was higher than the 2005 rate of 30.6% which included a one-time $6.6 million reduction of tax expense related to the repatriation of foreign sourced earnings under section 965 of the Internal Revenue Code at an effective tax rate significantly lower than previously provided on these earnings. We expect our tax rate in 2007 to increase to approximately 35.0% to 35.5% as the Company continues to have a higher percentage of sales in the U.S. subject to additional state income tax.

Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual review performed in 2006. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Total goodwill includes 22 different reporting units with individual amounts ranging from less than $1 million to approximately $447 million.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales. Prior period presentations have been revised to conform to the new segments.

	12 months ended December 31,
	2006	2005	2004
Net sales
Industrial Technology	$549,993	$496,060	$458,022
Energy Systems and Controls(1)	343,699	311,199	278,775
Scientific and Industrial Imaging(2)	338,906	249,898	217,754
RF Technology(3)	468,136	396,574	15,213

Total	$1,700,734	$1,453,731	$969,764

Gross profit:
Industrial Technology	47.9%	47.4%	46.3%
Energy Systems and Controls	54.2	54.2	52.2
Scientific and Industrial Imaging	56.8	55.6	55.7
RF Technology	46.8	46.4	40.4

Total	50.6	50.0	50.0

Operating profit:
Industrial Technology	23.4	21.2	19.1
Energy Systems and Controls	26.3	25.9	22.7
Scientific and Industrial Imaging	21.4	19.2	18.6
RF Technology	17.3	14.8	(0.1)

Total	21.9	20.1	19.7

Corporate administrative expenses	(2.0)%	(1.9)%	(2.0)%

Income from continuing operations	19.9	18.2	17.7
Interest expense	(2.6)	(3.0)	(3.0)
Loss on extinguishment of debt	--	(0.3)	(0.8)
Other income/(expense)	--	0.2	(0.1)

Income from continuing operations before taxes and
change in accounting principle	17.3	15.1	13.8
Income taxes	(5.9)	(4.6)	(4.1)

Net earnings	11.4%	10.5%	9.7%

(1)	Includes results from the acquisitions of AC Controls from August 8, 2006, Dynisco from November 30, 2006 and the power generation business of R/D Tech from June 7, 2004.
(2)	Includes results from the acquisitions of Sinmed from April 5, 2006, Lumenera from July 25, 2006, CIVCO from June 17, 2005, MEDTEC from November 30, 2005 and several smaller business acquired during the years presented.
(3)	Includes results from the acquisitions of Intellitrans from April 26, 2006, Inovonics from February 25, 2005 and TransCore from December 13, 2004.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $1.70 billion as compared to sales of $1.45 billion for the year ended December 31, 2005, an increase of 17.0%. This increase was the result of sales from acquired companies and strong internal growth. Our 2006 results included a full year of sales from Inovonics, CIVCO and MEDTEC acquired during 2005, approximately eight months of sales from Sinmed, seven months from Intellitrans, five months from Lumenera and AC Controls, and one month from Dynisco. Net sales of these acquisitions accounted for approximately $101 million of our 2006 net sales increase over 2005 and growth of our other business accounted for the remaining $146 million of the increase.

Net sales for our Industrial Technology segment increased by $53.9 million or 10.9% for the year ended December 31, 2006 over the year ended December 31, 2005. The increase was due primarily to high market penetration for our new radio-frequency integrated water meter at Neptune Technologies, accounting for 68% of the year over year growth. In addition, sales in our materials testing businesses were up $11 million dollars over the prior year due to increased unit sales.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2006 increased by $32.5 million or 10.4% over the year ended December 31, 2005. Approximately $19 million, or 6%, of the increase was due to the 2006 acquisitions of AC Controls and Dynisco. Internal growth was approximately $14 million or 4.4%, primarily from strength in the oil and gas related businesses which have benefited from the strong global oil and gas market, offset by weak sales at Zetec in the first half of 2006.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $89.0 million or 35.6% for the year ended December 31, 2006 over the year ended December 31, 2005. The increase was attributable to the full-year impact of CIVCO and MEDTEC acquired in 2005, and partial year impact of Sinmed and Lumenera in 2006, which accounted for approximately $65 million of the increase over prior year. Internal growth was 9.7%, approximately 50% of which was related to increased sales in the electron microscopy market due to higher demand from OEM customers. Sales of new products in the digital camera businesses accounted for the remainder of the growth.

In our RF Technology segment, net sales for the year ended December 31, 2006 increased by $71.6 million or 18.0% over the year ended December 31, 2005. The full-year results of Inovonics, purchased in February 2005, and eight months from the Intellitrans acquisition on April 26, 2006, accounted for approximately $17 million of the increase. Internal growth increased 13.8% due to strong performance in the freight matching business and our traffic and tolling business.

Our overall gross profit percentage was 50.6% for the year ended December 31, 2006, as compared to 50.0% for the year ended December 31, 2005. Industrial Technology gross margins increased to 47.9% as compared to 47.4% in the prior year. Our Energy Systems and Controls segment gross margins were unchanged at 54.2% in both 2006 and 2005, however, there was a $1.1 million purchase accounting inventory step-up charge incurred in 2006. Our Scientific and Industrial Imaging segment gross margins were 56.8% in 2006 as compared to 55.6% in 2005. There were purchase accounting inventory step-up charges of $1.3 million in 2006 and $2.1 million in 2005. Excluding these charges, our gross margins would have increased in 2006 due to a larger percentage of segment sales in our higher margin medical businesses. Our RF Technology segment gross margins were 46.8% in 2006 as compared to 46.4% in 2005.

Selling, general and administrative (SG&A) expenses decreased to 30.8% of net sales for the year ended December 31, 2006 from 31.8% of net sales for the year ended December 31, 2005. The decrease is due to leverage from higher sales while making a conscious effort to control general and administrative expenses.

Interest expense increased $1.4 million, or 3.2%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of borrowings under our revolving credit facility for the Dynisco acquisition on November 30, 2006. The average debt balances and associated interest expense for the remaining 2006 acquisitions were relatively unchanged from the average debt balances and associated interest expense related to 2005 acquisitions.

The loss on extinguishment of debt for the year ended December 31, 2005 created a $3.9 million non-cash charge related to the expensing of deferred financing costs for our senior subordinated convertible notes which were required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock.

The change in other income for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to the 2005 $0.8 million gain on sale of an investment in a previously owned business and proceeds of $0.7 million from a business interruption insurance claim due to a fire at a supplier to one of our Imaging segment businesses that did not recur in 2006.

During 2006, our effective income tax rate was 34.0%. In 2005, our effective income tax rate was 30.6% which included a $6.6 million reduction to tax expense related to the repatriation of foreign sourced earnings under section 965 of the Internal Revenue Code at an effective tax rate significantly lower than previously provided on these earnings. We expect our tax rate in 2007 to increase to approximately 35.0% to 35.5% as the Company continues to have a higher percentage of sales in the U.S. subject to additional state income tax .

At December 31, 2006, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2005. The net result of these changes led to an increase in the foreign exchange component of comprehensive earnings of $23.6 million in the year period ending December 31, 2006. Approximately $20.7 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2006, operating profit increased by 1% of sales due to fluctuations in non-U.S. currencies.

The following table summarizes our net sales order information for the years ended December 31, 2006 and 2005 (dollar amounts in thousands).

	2006	2005	change
Industrial Technology	$589,322	$500,479	17.8%
Energy Systems and Controls	346,880	322,038	7.7
Scientific and Industrial Imaging	341,178	263,339	29.6
RF Technology	511,188	408,825	25.0

Total	$1,788,568	$1,494,681	19.7%

The increase in sales orders is due to internal growth of 12.7% with the remainder from acquisitions. The Industrial Technology segment net orders strengthened in most markets over the prior year and in particular from strong orders for Neptune water meter and RF products, which is also the primary contributor to the increased backlog in this segment as noted in the table below. Scientific and Industrial Imaging net orders increased from the inclusion of orders from the partial year ownership of Sinmed and Lumenera and also from stronger orders in the electron microscopy market, which led to the higher backlog at 2006 in the Scientific and Industrial Imaging segment. The RF Technology segment experienced strong order growth including a significant international project awarded in the fourth quarter of 2006 leading to the increased backlog in this segment.

The following table summarizes sales order backlog information at December 31, 2006 and 2005 (dollar amounts in thousands). Roper’s policy is to include in backlog only orders scheduled for shipment within twelve months.

	2006	2005	change
Industrial Technology	$95,539	$54,959	73.8%
Energy Systems and Controls	79,217	63,583	24.6
Scientific and Industrial Imaging	68,600	61,606	11.4
RF Technology	261,243	200,233	30.5

Total	$504,599	$380,381	32.7%

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

Net sales for our Industrial Technology segment increased by $38.0 million or 8.3% for the year ended December 31, 2005 over the year ended December 31, 2004. The increase was due primarily to increased unit volumes attributable to generally favorable market conditions including strong sales growth in radio frequency technology in our water meter markets, representing approximately $10 million, increased sales of standard products in our water and waste water pumps of approximately $5 million and increased sales of approximately $4 million in sulfur testing instruments as this testing moved from lab to process applications with our customers.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2005 increased by $32.4 million or 11.6% over the year ended December 31, 2004. The increase was primarily due to increased internal growth in all business units in this segment, along with the full-year impact of the power generation business of R/D Tech acquired in 2004 of approximately $9.4 million.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $32.1 million or 14.8% for the year ended December 31, 2005 over the year ended December 31, 2004. The increase was attributable to the partial-year impact of CIVCO and MEDTEC acquired in 2005 which accounted for approximately $22 million of the increase over prior year. The remainder of the increase resulted primarily from new products and more focused selling activities driving market penetration in our physical and life sciences camera markets.

In our RF Technology segment, net sales for the year ended December 31, 2005 increased by $381.4 million over the year ended December 31, 2004. The increase was attributable to the full-year results of TransCore, purchased December 13, 2004, and the ten month results of Inovonics.

Our overall gross profit percentage was 50.0% for the year ended December 31, 2005 which remained the same as 50.0% for the year ended December 31, 2004. Industrial Technology gross margins increased to 47.4% as compared to 46.3% in the prior year, primarily due to the non-recurrence of inventory step-up costs at Neptune in the first quarter of 2004 of approximately $1.5 million. Our Energy Systems and Controls segment gross margins were 54.2% in 2005 as compared to 52.2% in 2004. This was due to several factors none of which are easily quantifiable, including a product rationalization effort in our non-destructive testing business, better large project scope acceptance discipline and better engineering staff utilization in our oil and gas business. Our Scientific and Industrial Imaging segment gross margins were 55.6% in 2005 as compared to 55.7% in 2004. This decrease is due totally to inventory step-up costs of approximately $2.1 million at CIVCO and MEDTEC incurred in 2005. Without these charges, there was a modest improvement in this segment’s gross margins for the year. Our RF Technology segment gross margins were 46.4% in 2005 as compared to 40.4% for the 18 day period that TransCore was owned in 2004. Prior year gross margins were depressed due to the low sales volume in the holiday period of our ownership in the prior year.

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

During 2005, our effective income tax rate was 30.6%, which included a $6.6 million reduction to tax expense related to the repatriation of foreign sourced earnings under section 965 of the Internal Revenue Code at an effective tax rate significantly lower than previously provided on these earnings. In 2004, our effective income tax rate was 29.8% which included a $0.9 million additional R&D credit. We expect our tax rate in 2006 to increase as the Company does not expect a recurrence of the 2005 reduction in tax expense from the repatriation of foreign sourced earnings.

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

The following table summarizes our net sales order information for the years ended December 31, 2005 and 2004 (dollar amounts in thousands).

	2005	2004	change
Industrial Technology	500,479	448,110	11.7%
Energy Systems and Controls	322,038	297,597	8.2
Scientific and Industrial Imaging	263,339	209,948	25.4
RF Technology	408,825	15,213	n/m

Total	$1,494,681	$970,868	54.0%

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

	2005	2004	change
Industrial Technology	$54,959	$49,894	10.2%
Energy Systems and Controls	63,583	60,357	5.3
Scientific and Industrial Imaging	61,606	41,974	46.8
RF Technology	200,233	183,742	9.0

Total	$380,381	$335,967	13.2%

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $262.5 million for the year ended December 31, 2006, $281.3 million for the year ended December 31, 2005, and $164.8 million for the year ended December 31, 2004. The 2006 decrease was expected due to higher tax payments in 2006 as net operating losses from previous acquisitions were depleted, and we were required to reclassify cash flows from the tax windfall benefits related to stock awards from operating cash flows to financing cash flows. These benefits were $10.8 million and $4.2 million in 2006 and 2005, respectively. Cash used by investing activities during 2006, 2005, and 2004 were primarily business acquisition costs. Cash from financing activities during each of these years was largely debt repayments and borrowings for acquisitions and a common stock issuance in 2004. Financing activities in 2004 also included amending and restating our previous $625 million credit agreement with our current $1.055 billion credit agreement to increase capacity, lower borrowing costs, and improve other terms and conditions.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $270.3 million at December 31, 2006 compared to $212.8 million at December 31, 2005. We acquired approximately $21.1 million of net current assets through business acquisitions during 2006.

Total debt was $1.0 billion at December 31, 2006 (40.8% of total capital) compared to $894.3 million at December 31, 2005 (41.7% of total capital). Our increased debt at December 31, 2006 compared to December 31, 2005 was due to borrowings related to our acquisition of Dynisco on November 30, 2006.

Our $1.055 billion credit facility consists of a $655 million term loan and a $400 million revolving loan, both with five year maturities. In 2005, the Company entered into a fixed rate swap agreement ending March 2008 which fixes the interest rate on $250 million of our term notes. The interest rate on the variable portion of our term loan at December 31, 2006 was 6.11%. At December 31, 2006, our debt consisted of $230 million in senior subordinated convertible notes due in 2034, a balance of $588.8 million on the term loan and a balance of $202.0 million on the revolving loan. In addition, we had $6.0 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. The Company had $54.2 million of outstanding letters of credit at December 31, 2006, thereby reducing its remaining revolving credit capacity commensurately. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2006.

Capital expenditures of $32.2 million, $24.8 million and $12.1 million were incurred during 2006, 2005 and 2004, respectively. The increase in capital expenditures in 2006 was due to the consolidation of several of our businesses in the Energy Systems and Controls segment, including new facilities in Houston, Texas and Snoqualmie, Washington. We also had increased expenditures related to cost saving initiatives at our Neptune facility. We expect capital expenditures in 2007 to be approximately comparable as a percentage of sales to 2006.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following table quantifies our contractual cash obligations and commercial commitments at December 31, 2006 (dollars in thousands).

	Payments Due in Fiscal
Contractual Cash Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt*	$1,023,485	$298,220	$98,250	$627,015	$--	$--	$--
Capital leases	3,307	1,691	944	483	161	28	--
Operating leases	104,745	25,503	20,439	16,436	12,299	7,602	22,466

Total	$1,131,537	$325,414	$119,633	$643,934	$12,460	$7,630	$22,466

*Includes in 2007 $230 million of senior subordinated convertible notes which are recorded as a current liability, however, the Company does not expect note holders to exercise their conversion rights within the next 12 months.

	Amounts Expiring in Fiscal
Other Commercial Commitments	Total Amount Committed	2007	2008	2009	2010	2011	Thereafter
Standby letters of credit
and bank guarantees	$54,103	$24,499	$791	$28,198	$276	$338	$--

At December 31, 2006 the Company had outstanding surety bonds of $137.5 million.

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2007 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Our adoption of SFAS No. 158 as of December 31, 2006 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not impact our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FSP AUG AIR-1 beginning in the first quarter of 2007 and do not expect FSP AUG AIR-1 to have a material effect on our consolidated financial statements.

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

At December 31, 2006, we had a combination of fixed and floating rate borrowings. Our $1.055 billion senior credit facility contains $655 million variable rate term notes and a $400 million variable rate revolver. To reduce the financial risk of future rate increases, in 2005 the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. At December 31, 2006, the interest rate on the variable portion of the term loans was 6.11% and 4.54% on the portion of the term loans covered by the rate swap. The weighted average interest rate on the outstanding revolver balance was 6.33% at December 31, 2006. Our $230 million senior unsecured convertible notes have a fixed interest rate of 3.75%. At December 31, 2006, the prevailing market rates were between 1.6% and 2.4% higher than the fixed rates on our debt instruments.

At December 31, 2006, Roper’s outstanding variable-rate borrowings not covered by the interest rate swap under the $1.055 billion credit facility were $540.8 million. An increase in interest rates of 1% would increase our annualized interest costs by $5.4 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 29% of our total sales and 66% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most currencies during 2006, with the exception of the Japanese yen, which weakened slightly against the U.S. dollar. However, the average rates for 2006 and 2005 are very similar, therefore, the difference between 2006 operating results for these companies translated into U.S. dollars during 2006 and these operating results translated into U.S. dollars during 2005 was only 1%. If these currency exchange rates had been 10% different throughout 2006 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $4.2 million.

The changes in these currency exchange rates relative to the U.S. dollar during 2006 compared to currency exchange rates at December 31, 2005 resulted in an increase in net assets of $23.6 million that was reported as a component of comprehensive earnings, $20.7 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock prices also influence the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Roper Industries, Inc.:

We have completed integrated audits of Roper Industries, Inc.‘s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements, listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Dynisco Parent, Inc., Sinmed Holding International BV, Intellitrans LLC, AC Analytical Controls Holding BV and Lumenera Corporation from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded Dynisco Parent, Inc., Sinmed Holding International BV, Intellitrans LLC, AC Analytical Controls Holding BV and Lumenera Corporation from our audit of internal control over financial reporting. Dynisco Corporation, Sinmed BV, Intellitrans LLC, AC Analytical Controls Holding BV and Lumenera Corporation are wholly-owned subsidiaries whose total assets represent 9.6%, 0.7%, 1.9%, 0.7% and 1.1% respectively, and whose total revenues represent 0.5%, 0.3%, 0.7%, 0.6% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP
Atlanta, GA
March 1, 2007

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands, except per share data)

	2006	2005
Assets

Cash and cash equivalents	$69,478	$53,116
Accounts receivable, net	324,514	257,210
Inventories, net	168,319	131,838
Deferred taxes	17,908	19,145
Other current assets	47,276	36,898

Total current assets	627,495	498,207

Property, plant and equipment, net	107,003	97,462
Goodwill	1,651,208	1,353,712
Other intangible assets, net	544,136	501,365
Deferred taxes	21,702	25,852
Other assets	43,815	45,708

Total assets	$2,995,359	$2,522,306

Liabilities and Stockholders' Equity

Accounts payable	$96,139	$71,693
Accrued liabilities	184,148	142,835
Income taxes payable	5,896	14,718
Deferred taxes	1,555	3,066
Current portion of long-term debt	299,911	273,313

Total current liabilities	587,649	505,625

Long-term debt, net of current portion	726,881	620,958
Deferred taxes	169,994	124,202
Other liabilities	23,996	21,733

Total liabilities	1,508,520	1,272,518

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 2,000 shares authorized;
none outstanding	--	--
Common stock, $0.01 par value per share; 160,000 shares authorized;
90,035 shares issued and 87,779 outstanding at December 31, 2006 and
88,254 shares issued and 85,960 outstanding at December 31, 2005	900	883
Additional paid-in capital	717,751	670,322
Retained earnings	721,899	549,603
Accumulated other comprehensive earnings	68,666	51,731
Treasury stock 2,256 shares at December 31, 2006 and 2,294 shares at
December 31, 2005	(22,377)	(22,751)

Total stockholders' equity	1,486,839	1,249,788

Total liabilities and stockholders' equity	$2,995,359	$2,522,306

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2006, 2005 and 2004
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Net sales	$1,700,734	$1,453,731	$969,764
Cost of sales	839,409	727,324	484,719

Gross profit	861,325	726,407	485,045
Selling, general and administrative expenses	523,672	461,508	313,743

Income from operations	337,653	264,899	171,302

Interest expense	44,801	43,394	28,847
Loss on extinguishment of debt	--	3,932	8,168
Other income (expense)	20	2,994	(571)

Earnings from continuing operations before income taxes	292,872	220,567	133,716

Income taxes	99,548	67,392	39,864

Net earnings	$193,324	$153,175	$93,852

Earnings per share:
Basic	$2.23	$1.79	$1.26
Diluted	$2.13	$1.74	$1.24
Weighted average common shares outstanding:
Basic	86,842	85,498	74,440
Diluted	90,880	87,884	75,664

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
Years ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	Common Stock		Additional paid-in	Unearned compensation on restricted	Retained	Accumulated other comprehensive	Treasury	Total stockholders	Compre- hensive
	Shares	Amount	capital	stock grants	earnings	earnings	stock	equity	earnings
Balances at December 31, 2003	36,042	$372	$293,461	$(59)	$336,520	$48,989	$(23,502)	$655,781	$81,536

Net earnings	--	--	--	--	93,852	--	--	93,852	$93,852
Stock option exercises	596	6	22,816	--	--	--	--	22,822	--
Treasury stock sold	17	--	493	--	--	--	342	835	--
Currency translation adjustments	--	--	--	--	--	27,260	--	27,260	27,260
Restricted Stock Grants	16	--	6,446	(5,485)	--	--	--	961	--
Secondary stock offering	5,000	50	286,853	--	--	--	--	286,903	--
Stock option tax benefit	--	--	5,358	--	--	--	--	5,358	--
Underwriter's overallotment	745	8	35,490	--	--	--	--	35,498	--
Dividends declared ($0.1975 per share)	--	--	--	--	(15,184)	--	--	(15,184)	--

Balances at December 31, 2004	42,416	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086	$121,112

Net earnings	--	--	--	--	153,175	--	--	153,175	$153,175
Stock option exercises	505	5	13,688	--	--	--	--	13,693	--
Treasury stock sold	31	--	906	--	--	--	409	1,315	--
Stock Split 2:1	42,829	440	(440)	--	--	--	--	--	--
Currency translation adjustments,
net of $1,869 tax	--	--	--	--	--	(27,855)	--	(27,855)	(27,855)
Restricted Stock Grants	145	2	13,905	(9,584)	--	--	--	4,323	--
Issuance of stock for acquisition	34	--	2,249	--	--	--	--	2,249	--
Stock option tax benefit	--	--	4,225	--	--	--	--	4,225	--
Unrealized gain on interest rate
swap, net of $1,797 tax	--	--	--	--	--	3,337	--	3,337	3,337
Dividends declared ($0.215125 per share)	--	--	--	--	(18,760)	--	--	(18,760)	--

Balances at December 31, 2005	85,960	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788	$128,657

Net earnings	--	--	--	--	193,324	--	--	193,324	$193,324
Reclassification due to change in
accounting principle-FASB
Statement No. 123-R	--	--	(15,128)	15,128	--	--	--	--	--
Stock option exercises	1,188	12	20,692	--	--	--	--	20,704	--
Treasury stock sold	38	--	1,193	--	--	--	374	1,567	--
Currency translation adjustments,
net of $5,802 tax	--	--	--	--	--	17,768	--	17,768	17,768
Stock based compensation	--	--	15,415	--	--	--	--	15,415	--
Restricted stock grants	593	5	(1,410)	--	--	--	--	(1,405)	--
Stock option tax benefit	--	--	11,539	--	--	--	--	11,539	--
Reduction in unrealized gain on
derivative, shown net of $(289) tax	--	--	--	--	--	(537)	--	(537)	(537)
Adjustment to adopt FASB
Statement No. 158, net of $159 tax	--	--	--	--	--	(296)	--	(296)	--
Dividends declared ($0.24125 per share)	--	--	--	--	(21,028)	--	--	(21,028)	--

Balances at December 31, 2006	87,779	$900	$717,751	$--	$721,899	$68,666	$(22,377)	$1,486,839	$210,555

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004
(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$193,324	$153,175	$93,852
Adjustments to reconcile net earnings to cash flows
from operating activities:
Depreciation and amortization of property, plant and
equipment	29,939	28,413	18,260
Amortization of intangible assets and deferred
financing costs	52,105	42,906	23,127
Non-cash stock compensation	15,415	4,323	961
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	(34,580)	(10,531)	(18,587)
Inventories	(14,442)	9,881	(1,498)
Accounts payable and accrued liabilities	32,943	11,240	9,761
Income taxes payable	(4,506)	41,633	30,852
Other, net	(7,660)	261	8,097

Cash provided by operating activities	262,538	281,301	164,825

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(352,125)	(329,934)	(641,147)
Capital expenditures	(32,153)	(24,762)	(12,141)
Other, net	(2,387)	(1,174)	(5,111)

Cash used in investing activities	(386,665)	(355,870)	(658,399)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt, net
of debt issuance costs	158,413	40,598	647,834
Principal payments on notes payable and long-term
debt	(32,750)	(32,750)	(424,466)
Cash dividends to stockholders	(20,402)	(18,151)	(14,201)
Issuance of common stock	--	--	322,783
Treasury stock sales	1,567	1,099	598
Stock award tax excess windfall benefit	10,771	--	--
Proceeds from stock option exercises	20,692	14,587	15,824

Cash provided by financing activities	138,291	5,383	548,372

Effect of exchange rate changes on cash	2,198	(7,117)	4,387

Net increase (decrease) in cash and cash equivalents	16,362	(76,303)	59,185
Cash and cash equivalents, beginning of year	53,116	129,419	70,234

Cash and cash equivalents, end of year	$69,478	$53,116	$129,419

Supplemental disclosures:
Cash paid for:
Interest	$43,721	$38,607	$20,351

Income taxes, net of refunds received	$93,284	$25,759	$9,012

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$408,571	$343,267	$758,674
Liabilities assumed	(56,446)	(11,084)	(110,345)
Non-cash consideration	--	(2,249)	(7,182)

Cash paid, net of cash acquired	$352,125	$329,934	$641,147

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2006, 2005 and 2004

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets, including radio frequency applications, water, energy, research and medical, security and other niche markets.

Accounts Receivable — Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $9,003,000 and $8,625,000 at December 31, 2006 and 2005, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Cash and Cash Equivalents — Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2006 and 2005.

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

	Years ended December 31,
	2006	2005	2004
Basic shares outstanding	86,842	85,498	74,440
Effect of potential common stock
Common stock awards	1,823	1,631	1,224
Senior subordinated convertible notes	2,215	755	--

Diluted shares outstanding	90,880	87,884	75,664

As of and for the years ended December 31, 2006, 2005 and 2004, there were 79,000, 8,000, and 81,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments — Roper’s short-term debt at December 31, 2006 included $230 million of fixed-rate notes, the interest rate on which was 2.36% less than prevailing market rates which results in a valuation of approximately $219 million. Most of Roper’s other borrowings at December 31, 2006 were at various interest rates that adjust relatively frequently under its $1.055 billion credit facility. The fair value for each of these borrowings at December 31, 2006 was estimated to be the face value of these borrowings.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States’ treatment of non-U.S. earnings. Roper has provided for U.S. income taxes for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $12.9 million at December 31, 2006, because Roper intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, incremental U.S. taxes of approximately $4.5 million would accrue after utilization of U.S. tax credits.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles –Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”(“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Roper conducts this review for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual review performed in 2006. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Total goodwill includes 22 different business components with individual amounts ranging from less than $1 million to approximately $447 million.

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

Capitalized Software – The Company accounts for capitalized software under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software was $9.4 million and $9.5 million at December 31, 2006 and 2005, respectively.

Recently Released Accounting Pronouncements –In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Our adoption of SFAS No. 158 as of December 31, 2006 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not impact our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FSP AUG AIR-1 beginning in the first quarter of 2007 and do not expect FSP AUG AIR-1 to have a material effect on our consolidated financial statements.

Research and Development — Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $58.6 million, $53.5 million and $38.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

  persuasive evidence of an arrangement exists
  delivery has occurred or services have been rendered
  the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.
In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $94.8 million, $90.0 million and $16.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

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

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”),” which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified-prospective transition method as provided by SFAS No. 123(R). Under that transition method, share-based compensation cost recognized in 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share based compensation.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123(R). The Company uses the short cut method to calculate the pool of windfall tax benefits.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Effective January 1, 2006 and in accordance with SFAS No. 123(R), the Company changed its cash flow presentation so that the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are now classified as financing cash flows.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2006 was calculated to be $13.19 per share using the following weighted average assumptions for the year ended December 31, 2006:

Risk-free interest rate (%)	4.67
Average expected option life (years)	4.51
Expected volatility (%)	28.24
Expected dividend yield (%)	0.54

The table below shows the amounts recognized in the financial statements for share-based compensation related to employees and directors (amounts are in thousands, except for per share data):

2006
Total stock based compensation cost included in
corporate general and administrative expenses	$15,415
Tax effect	5,395

Total stock based compensation cost included in
net income	$10,020

Impact on net earnings per share:
Basic	$(0.12)
Diluted	$(0.11)

The Company did not recognize compensation expense for employee stock based awards for the years ended December 31, 2005 and 2004 when the exercise price of the awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to its restricted stock awards.

The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based awards under the Company’s stock option plans during the years ended December 31, 2005 and 2004:

	2005	2004
Net earnings, as reported (in thousands)	$153,175	$93,852

Add: Total additional stock based
compensation included in net income, net of tax	2,810	625

Deduct: Total additional stock based
compensation cost, net of tax	(10,729)	(8,819)

Net earnings, pro forma (in thousands)	145,256	85,658
Net earnings per share, as reported:
Basic	1.79	1.26
Diluted	1.74	1.24
Net earnings per share, pro forma:
Basic	1.70	1.15
Diluted	1.65	1.13

For pro forma disclosure purposes, the following fair values and assumptions were used to determine the stock-based compensation cost.

	2005	2004
Weighted average fair value per share ($)	12.21	12.17
Risk-free interest rate (%)	3.83 - 4.51	3.24 - 3.85
Average expected option life (years)	5.5 - 6.1	7.0
Expected volatility (%)	33 - 37	35 - 37
Expected dividend yield (%)	0.53 - 0.68	0.75

(2)	Business Acquisitions

On April 5, 2006, the Company acquired all the outstanding shares of Sinmed Holding International BV, a maker of medical positioning equipment. The operations of Sinmed are included in the Scientific and Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $17 million. The allocation of the purchase price resulted in approximately $4 million of identifiable intangible assets, and $13 million of goodwill.

On April 26, 2006, the Company acquired the assets of Intellitrans, LLC, a provider of asset tracking technology. The operations of Intellitrans are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $41 million. The allocation of the purchase price resulted in approximately $11 million of identifiable intangible assets, and $31 million of goodwill.

On July 25, 2006, the Company acquired all the outstanding shares of Lumenera Corporation, a developer and manufacturer of high performance digital cameras for industrial, scientific and security markets. The operations of Lumenera are included in the Scientific and Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $26 million. The allocation of the purchase price resulted in approximately $7 million of identifiable intangible assets, and $17 million of goodwill.

On August 8, 2006, the Company acquired all the outstanding shares of AC Analytical Controls Holding B.V., a provider of chromatographic analyzers for the petrochemical industry. The operations of AC Controls are included in the Energy Systems and Controls segment. The aggregate purchase price of the acquisition was approximately $13 million. The allocation of the purchase price resulted in approximately $3 million of identifiable intangible assets, and $7 million of goodwill.

On November 30, 2006, the Company acquired all the outstanding shares of Dynisco Parent, Inc., a provider of highly engineered sensors and software used in testing, measurement and control applications. The operations of Dynisco are included in the Energy Systems and Controls segment. Dynisco’s principal facilities are located in Franklin, Massachusetts; Akron, Ohio; and Grand Island, New York. There was one month of sales related to Dynisco in our results for 2006.

The aggregate gross purchase price of the Dynisco acquisition was approximately $247 million of cash and includes amounts incurred for direct external transaction costs associated with the acquisition.

Roper acquired Dynisco as a strategic fit for our businesses which determine physical and elemental properties of various liquids and materials and to gain Dynisco’s base of recurring business, technical and engineering competencies, and market channels. The purchase price reflected these factors and Dynisco’s historically strong margins and operating cash flows, and its future prospects and growth potential.

The preliminary allocation of the purchase resulted in approximately $60 million of identifiable intangible assets, and $194 million of goodwill. We expect the purchase price allocation to be finalized by the end of the second quarter of 2007. The following table (in thousands) summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

November 30, 2006
Current assets	$28,924
Other assets	3,730
Intangible assets	60,000
Goodwill	194,016

Total assets acquired	286,670
Current liabilities	(33,201)
Other liabilities	(6,538)

Net assets acquired	$246,931

Of the $60.0 million of acquired intangible assets, $10 million was assigned to trade names that are not subject to amortization. The remaining $50 million of acquired intangible assets have a weighted-average useful life of approximately 8 years. The intangible assets that make up that amount include customer relationships of $40 million (11 year weighted-average useful life), software of $5 million (5 year weighted-average useful life), backlog of $3 million (2 year weighted-average useful life) and other intangibles of $2 million (7 year weighted-average useful life).

The majority of the $194 million of goodwill is not expected to be deductible for tax purposes.

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

On November 28, 2005, the Company purchased MEDTEC, Inc. which designs, develops, and distributes enabling technologies for accurate diagnosis and treatment for cancer care. The operations are included in the Scientific & Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $153 million. The allocation of the purchase price resulted in approximately $55 million of identifiable intangible assets, and $93 million of goodwill.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of TransCore had occurred at the beginning of 2004. (Amounts in thousands except per share data.).

12 months ended December 31, 2004
Sales	$1,313,094
Net income	$102,364
Net income per share-basic	$1.21
Net income per share-diluted	$1.19

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2006	2005
Raw materials and supplies	$114,131	$80,930
Work in process	27,617	26,066
Finished products	53,919	50,262
Inventory reserves	(27,348)	(25,420)

	$168,319	$131,838

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2006	2005
Land	$2,912	$2,922
Buildings	47,488	40,548
Machinery, tooling and other equipment	185,663	162,501

	236,063	205,971
Accumulated depreciation and amortization	(129,060)	(108,509)

	$107,003	$97,462

Depreciation expense was $29,939, $28,413 and $18,260 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)

Balances at December 31, 2004	$424,692	$165,182	$170,796	$383,365	$1,144,035

Goodwill acquired	--	--	186,464	17,471	203,935
Currency translation adjustments	(18,535)	(4,142)	324	550	(21,803)
Reclassifications and other	(4,500)	(44)	--	32,089	27,545

Balances at December 31, 2005	$401,657	$160,996	$357,584	$433,475	$1,353,712

Goodwill acquired	--	201,260	33,340	31,691	266,291
Currency translation adjustments	16,529	3,100	1,522	254	21,405
Reclassifications and other	10,104	(808)	1,330	(826)	9,800

Balances at December 31, 2006	$428,290	$364,548	$393,776	$464,594	$1,651,208

Goodwill acquired during the year ended December 31, 2006 was primarily attributable to the acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco. Goodwill acquired during the year ended December 31, 2005 was primarily attributable to the acquisitions of Inovonics, CIVCO and MEDTEC. The reclassifications and other are the result of final purchase price allocations from deferred tax accounting and final asset valuations.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)

Assets subject to amortization:
Customer related intangibles	$348,844	$(35,187)	$313,657
Software	65,689	(13,308)	52,381
Patents and other protective rights	25,852	(8,865)	16,987
Trade secrets	6,202	(2,438)	3,764
Unpatented technology	16,651	(2,566)	14,085
Backlog	14,479	(5,223)	9,256
Assets not subject to amortization:
Trade names	91,235	--	91,235

Balances at December 31, 2005	$568,952	$(67,587)	$501,365

Assets subject to amortization:
Customer related intangibles	$414,524	$(62,553)	$351,971
Software	56,465	(17,869)	38,596
Patents and other protective rights	26,709	(13,205)	13,504
Trade secrets	4,114	(2,621)	1,493
Unpatented technology	31,571	(8,928)	22,643
Backlog	19,460	(9,198)	10,262
Assets not subject to amortization:
Trade names	105,667	--	105,667

Balances at December 31, 2006	$658,510	$(114,374)	$544,136

Amortization expense of other intangible assets was $46,756, $35,713, and $18,439 during the years ended 2006, 2005 and 2004, respectively. Estimated amortization expense for the five years subsequent to fiscal 2006 is $50,675, $47,967, $41,861, $39,330 and $34,533 for fiscal 2007, 2008, 2009, 2010 and 2011, respectively.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2006	2005
Wages and other compensation	$57,283	$52,234
Commissions	11,440	9,021
Warranty	7,632	6,633
Accrued dividend	5,725	5,113
Deferred revenue	31,286	13,727
Billings in excess of cost	6,664	5,292
Interest	6,250	7,160
Other	57,868	43,655

	$184,148	$142,835

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following components (in thousands):

	2006	2005	2004
United States	$191,649	$132,680	$77,636
Other	101,223	87,887	56,080

	$292,872	$220,567	$133,716

Components of income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Current:
Federal	$53,937	$(132)	$14,609
State	4,896	3,959	1,655
Foreign	29,942	27,048	15,437
Deferred:
Federal	11,506	36,268	7,503
Foreign	(733)	249	660

	$99,548	$67,392	$39,864

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Federal statutory rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(1.04)	(1.36)	(3.42)
Foreign Rate Differential	(0.97)	(1.33)	(1.73)
R&D tax credits	(0.36)	(1.20)	(1.65)
State taxes, net of federal benefit	1.67	1.79	1.24
Section 965 Benefit	--	(3.00)	--
Other, net	(0.31)	0.65	0.37

	33.99%	30.55%	29.81%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Reserves and accrued expenses	$18,903	$20,896
Inventories	5,581	5,733
Net operating loss carryforwards	5,295	4,703
Foreign tax credits	7,948	9,039
R&D credits	1,883	4,626

Total deferred tax assets	$39,610	$44,997

Deferred tax liabilities:
Reserves and accrued expenses	$26,337	$24,224
Inventories	844	1,897
Amortizable intangible assets	141,693	96,896
Plant and equipment	2,675	4,251

Total deferred tax liabilities	$171,549	$127,268

On December 31, 2006, Roper had approximately $6.7 million of U.S. federal net operating loss carryforwards, which will expire in future years, with the majority of the carryforwards expiring in 2024. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During 2005, the Company repatriated approximately $82 million of dividends, resulting in a tax benefit of approximately $6.6 million. Management obtained the requisite corporate officer and Board of Directors approvals of the domestic reinvestment plan within the timeframe specified.

(9)	Long-Term Debt

Total debt at December 31 consisted of the following (table amounts in thousands):

	2006	2005
$655 million Term Loan	$588,766	$616,770
Senior Subordinated Convertible Notes	230,000	230,000
Other	208,026	47,501

Total debt	1,026,792	894,271
Less current portion	299,911	273,313

Long-term debt	$726,881	$620,958

Our principal $1.055 billion credit facility and our $230 million senior subordinated convertible notes provide substantially all of our daily external financing requirements. The credit facility consists of a $655 million term loan and a $400 million revolving loan, both maturing on December 13, 2009. The interest rate on the borrowings under the $1.055 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. In 2005, the Company entered into a fixed rate swap agreement ending March 2008 which fixes the interest rate on $250 million of our term loans. At December 31, 2006, the interest rate on the variable portion of the term loans was 6.11% and 4.54% on the portion of the term loans covered by the rate swap. The weighted average interest rate on the outstanding revolver balance was 6.33% at December 31, 2006. Our senior subordinated convertible notes are due in 2034. At December 31, 2006, our debt consisted of the $230 million in senior subordinated convertible notes, $588.8 million term loan balance, and $202.0 million in revolver loans. In addition, we had $6.0 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $54.2 million of outstanding letters of credit at December 31, 2006. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions.

In December 2004, the Company amended and restated its previous $625 million credit agreement to the current $1.055 billion credit agreement to increase capacity, lower borrowing costs, and improve other terms and conditions. Due to this amendment, the Company incurred an $8.2 million non-cash debt extinguishment cost related to deferred financing costs for the previous credit agreement.

In December 2003, we issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of our existing and future senior debt. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. As originally issued, holders could convert their notes into 12.422 shares of our common stock (giving effect for the 2-for-1 stock split effective August 26, 2005), subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, we would have had the right to deliver, in lieu of our common stock, cash or common stock or a combination of cash and common stock. On December 6, 2004, the Company completed a consent solicitation to amend the notes such that the Company pays the same conversion value upon conversion of the notes, but changes how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. Holders may require us to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

As of September 30, 2005, our $230 million of senior subordinated convertible notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day periods ending on September 30, 2005. In addition, deferred financing costs related to the notes of approximately $3.9 million were expensed in 2005. These expenses were previously being amortized to the first put date of the notes, which is January 15, 2009.

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

The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which, as defined in the credit agreement, is limited to 4.00 during the year ended December 31, 2006, declining by 0.25 each year over the remaining term of the agreement.

At December 31, 2006, and 2005, the Company was in compliance with its restrictive covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2007	$299,911
2008	99,194
2009	627,498
2010	161
2011	28
Thereafter	--

$1,026,792

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these plans were $9,890,000, $9,306,000 and $7,548,000 for 2006, 2005 and 2004, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

Roper has stock-based compensation plans available to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) was approved by shareholders at the Annual Meeting of Shareholders on June 28, 2006. The 2006 Plan replaces the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan or the Non-employee Director Plan. The number of shares reserved for issuance under the 2006 plan is 3,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006.

On September 13, 2006, the Compensation Committee of Roper’s Board of Directors approved an amendment to the 2006 Plan, changing the definition of fair market value to be the closing trading price of the Company’s common stock on the grant date for any awards made under the 2006 Plan.

Stock Options –Stock options under all plans are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. During 2006, the Company recorded $3,726,000 of compensation expense relating to outstanding options. No compensation expense was recorded related to outstanding options during 2005.

The following tables summarize the Company’s activities with respect to its stock option plans for the year ended December 31, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	4,621,000	21.25

Granted	593,000	43.65
Exercised	(1,160,000)	17.91
Canceled	(90,000)	29.64

Outstanding at December 31, 2006	3,964,000	25.40	5.48	$98,485,000

Exercisable at December 31, 2006	2,851,000	$21.00	5.18	$83,361,000

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 3.97 - 10.00	75,000	$8.10	2.9	75,000	$8.10
10.01 - 20.00	1,184,000	17.17	4.6	1,114,000	17.05
20.01 - 30.00	1,290,000	21.90	5.9	1,261,000	21.88
30.01 - 40.00	851,000	31.50	5.8	395,000	31.49
40.01 - 50.00	545,000	43.54	6.3	6,000	43.41
50.00 - 51.31	19,000	51.01	6.9	--	--

$ 3.97 - 51.31	3,964,000	$25.40	5.5	2,851,000	$21.00

At December 31, 2006, there was $6,493,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The weighted average grant date fair value of options during 2006 and 2005 was $13.19 and $12.21, respectively. The total intrinsic value of options exercised in 2006 and 2005 was $34,153,000 and $12,994,000, respectively. Cash received from option exercises under all plans in 2006 and 2005 was approximately $20,704,000 and $13,693,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans in 2006 and 2005 totaled approximately $11,539,000 and $4,225,000 respectively.

Restricted Stock Awards —During 2006 and 2005, the Company granted 314,000 and 280,000 shares, respectively, of Restricted Stock to certain employee and director participants under the 2006, 2000 and Non-Employee Director plans. Restricted Stock awards generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted in 2006 was $44.76 per share. The Company recorded approximately $11,462,000 and $4,803,000 of compensation expense related to outstanding shares of Restricted Stock held by employees and directors during 2006 and 2005, respectively. A summary of the Company’s nonvested shares activity for 2006 is as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2006	547,000	$33.60

Granted	314,000	44.76
Vested	(177,000)	35.65
Forfeited	(27,000)	38.01

Nonvested at December 31, 2006	657,000	$38.18

At December 31, 2006, there was $16,845,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. There were 177,000 and 88,000 shares that vested during 2006 and 2005, respectively. Unrecognized compensation expense related to nonvested shares of Restricted Stock awards is recorded as a reduction to additional paid-in capital in shareholder’s equity at December 31, 2006.

Employee Stock Purchase Plan — All employees in the U.S. and Canada are eligible to participate in Roper’s stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During 2006, 2005 and 2004, participants of the employee stock purchase plan purchased 38,000, 41,000 and 34,000 shares, respectively, of Roper’s common stock for total consideration of $1,568,000, $1,315,000, and $826,000, respectively. All of these shares were purchased from Roper’s treasury shares. The Company recorded $227,000, $0 and $0 of compensation expense relating to the stock purchase plan during 2006, 2005 and 2004, respectively.

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

At the 2006 Shareholder Meeting, shareholders approved an amendment to the Restated Certificate of Incorporation, to eliminate time phase voting and give all outstanding shares of common stock of the Company one vote on matters properly submitted to the shareholders of the Company for their vote. Previously, Roper’s restated Certificate of Incorporation provided that each outstanding share of Roper’s common stock entitled the holder thereof to five votes per share, except that holders of outstanding shares with respect to which there had been a change in beneficial ownership during the four years immediately preceding the applicable record date would have been entitled to one vote per share.

On January 8, 2006, the Roper Shareholder Rights Plan expired. This plan had provided that one Preferred Stock Purchase Right (a “Right”) accompanied each outstanding share of common stock. Such Rights only became exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership.

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

Roper’s rent expense was approximately $21.8 million, $17.6 million and $15.2 million for fiscal 2006, 2005 and 2004, respectively. Roper’s future minimum lease commitments totaled $97.6 million at December 31, 2006. These commitments included $22.2 million in fiscal 2007, $18.1 million in fiscal 2008, $15.4 million in fiscal 2009, $12.0 million in fiscal 2010, $7.5 million in fiscal 2011 and $22.4 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2006 is presented below (in thousands):

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
December 31, 2006	$6,633	6,307	(5,628)	320	$7,632

At December 31, 2006 the Company had outstanding surety bonds of $137.5 million.

(14)	Segment and Geographic Area Information

In 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. All prior year comparisons have been restated to conform to the current year presentation. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment’s products include control systems, equipment and consumables for fluid properties testing, machinery vibration and other non-destructive inspection and measurement products and services. Our Scientific and Industrial Imaging segment offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld computers and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems, security and access control, mobile asset tracking and water sub-metering and remote temperature monitoring applications. Roper’s management structure and internal reporting are also aligned consistent with these four segments.

There were no material transactions between Roper’s business segments during 2006, 2005 and 2004. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2006, 2005 and 2004 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Corporate	Total
2006
Net sales	$549,993	$343,699	$338,906	$468,136	$--	$1,700,734
Operating profit	128,668	90,390	72,485	81,068	(34,958)	337,653

Total assets:
Operating assets	175,426	184,653	133,899	145,876	7,258	647,112
Intangible assets, net	669,491	438,261	478,356	609,236	--	2,195,344
Other	4,348	6,728	20,283	(10,949)	(39,215)	(18,805)

Total						2,823,651

Capital expenditures	11,966	10,108	3,595	6,194	290	32,153
Depreciation and other
amortization	26,256	8,383	16,212	28,979	2,214	82,044

2005
Net sales	$496,060	$311,199	$249,898	$396,574	$--	$1,453,731
Operating profit	104,975	80,662	47,889	58,546	(27,173)	264,899

Total assets:
Operating assets	161,552	116,973	115,841	124,876	4,166	523,408
Intangible assets, net	655,241	174,046	439,733	586,057	--	1,855,077
Other	(22,457)	27,853	21,071	(22,562)	12,648	16,553

Total						2,395,038

Capital expenditures	8,038	6,027	3,212	7,385	100	24,762
Depreciation and other
amortization	25,644	6,293	7,810	28,427	3,145	71,319

2004
Net sales	$458,022	$278,775	$217,754	$15,213	$--	$969,764
Operating profit	87,557	63,310	40,435	(20)	(19,980)	171,302

Total assets:
Operating assets	160,389	115,216	85,634	96,639	37,070	494,948
Intangible assets, net	695,442	180,028	180,130	575,608	--	1,631,208
Other	10,850	12,401	7,984	(33,937)	6,137	3,435

Total						2,129,591

Capital expenditures	6,550	2,673	2,322	367	229	12,141
Depreciation and other
amortization	25,253	5,488	5,587	1,432	3,627	41,387

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Japan) for 2006, 2005 and 2004, based upon the country of origin of the Roper entity making the sale, were as follows (in thousands):

	United States	Non-U.S.	Corporate and eliminations	Total
2006
Sales to unaffiliated customers	$1,305,772	$394,962	$--	$1,700,734
Sales between geographic areas	86,491	120,502	(206,993)	--

Net sales	$1,392,263	$515,464	$(206,993)	$1,700,734

Long-lived assets	$97,025	$24,627	$23,281	$144,933

2005
Sales to unaffiliated customers	$1,088,744	$364,987	$--	$1,453,731
Sales between geographic areas	52,812	59,596	(112,408)	--

Net sales	$1,141,556	$424,583	$(112,408)	$1,453,731

Long-lived assets	$91,895	$21,348	$22,052	$135,295

2004
Sales to unaffiliated customers	$669,530	$300,234	$--	$969,764
Sales between geographic areas	39,916	44,765	(84,681)	--

Net sales	$709,446	$344,999	$(84,681)	$969,764

Long-lived assets	$87,944	$23,501	$32,674	$144,119

Export sales from the United States during the years ended December 31, 2006, 2005 and 2004 were $234 million, $232 million and $188 million, respectively. In the year ended December 31, 2006, these exports were shipped primarily to Europe (32%), Canada (15%), Japan (8%), China (8%), rest of Asia (excluding the Middle East) (15%), Middle East (9%) and other (13%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Foreign countries that accounted for at least 5% of Roper’s net sales in any of the years ended December 31, 2006, 2005 and 2004 have been individually identified in the following table (in thousands). Other countries have been grouped by region.

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
2006
Canada	$34,259	$19,763	$4,668	$25,908	$84,598
Germany	28,418	14,517	16,698	3	59,636
Elsewhere in Europe	53,381	101,273	71,124	2,531	228,309
Japan	19,965	3,206	33,088	--	56,259
Elsewhere in Asia excluding the
Middle East	19,283	41,383	32,189	517	93,372
Rest of the world	16,638	59,587	6,573	5,301	88,099

Total	$171,944	$239,729	$164,340	$34,260	$610,273

2005
Canada	$31,003	$24,999	$6,286	$18,812	$81,100
Germany	28,905	9,160	17,258	25	55,348
Elsewhere in Europe	46,080	84,550	56,283	3,424	190,337
Japan	17,355	3,567	35,363	86	56,371
Elsewhere in Asia excluding the
Middle East	17,485	34,528	20,761	1,666	74,440
Rest of the world	17,313	59,799	3,625	7,041	87,778

Total	$158,141	$216,603	$139,576	$31,054	$545,374

2004
Canada	$30,264	$11,821	$6,344	$--	$48,429
Germany	28,347	7,960	16,013	--	52,320
Elsewhere in Europe	42,608	61,599	31,537	--	135,744
Japan	17,023	3,168	28,061	--	48,252
Elsewhere in Asia excluding the
Middle East	18,485	31,018	23,923	--	73,426
Rest of the world	26,581	60,645	13,465	--	100,691

Total	$163,308	$176,211	$119,343	$--	$458,862

(15)	Concentration of Risk

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

(16)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2006
Net sales	$382,723	$425,310	$427,217	$465,484
Gross profit	192,397	214,883	218,250	235,795
Income from operations	67,476	85,392	87,520	97,265
Net earnings	37,686	48,093	50,814	56,731

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.44	0.55	0.58	0.65
Diluted	0.42	0.53	0.56	0.62

2005
Net sales	$333,837	$361,564	$365,164	$393,166
Gross profit	162,624	179,942	184,757	199,084
Income from operations	51,864	62,392	69,776	80,867
Net earnings	28,011	35,562	39,194	50,408

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.33	0.42	0.46	0.59
Diluted	0.32	0.41	0.45	0.57

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

Allowance for doubtful accounts and sales allowances:

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
2006	$8,625	$1,259	$(1,539)	$658	$9,003
2005	7,838	2,605	(2,443)	625	8,625
2004	4,498	1,370	(952)	2,922	7,838

Reserve for inventory obsolescence:

2006	$25,420	$5,220	$(5,366)	$2,074	$27,348
2005	25,603	4,590	(4,926)	153	25,420
2004	23,556	4,361	(4,680)	2,366	25,603

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management excluded Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco are wholly-owned subsidiaries whose total assets represent 0.7%, 1.9%, 1.1%, 0.7% and 9.6%, respectively, and whose total revenues represent 0.3%, 0.7%, 0.5%, 0.6% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2006 that were not filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans
Approved by Shareholders (1)	3,964,000	$25.40	2,837,174

Equity Compensation Plans Not
Approved by Shareholders	--	--	--

Total	3,964,000	$25.40	2,837,174

(1)	Consists of the 1991 Stock Option Plan, the Amended and Restated 2000 Stock Incentive Plan, the 1993 Stock Plan for Non-Employee Directors (no additional equity awards may be granted under these three plans) and the 2006 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Roper’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)(1)        The following documents are filed as a part of this Annual Report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

          (2)       Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

    (b)             Exhibits

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement by and among Neptune Technology Group Holdings, Inc., the selling shareholders named therein, and Roper Industries, Inc., dated as of October 21, 2003.
(b)2.2	Agreement and Plan of Merger, dated as of October 6, 2004, by and between Roper Industries, Inc. and Transcore Holdings, Inc.
(c)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
(d)3.2	Amended and Restated By-Laws.
(e)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(f)3.4	Certificate Eliminating References to Roper Industries, Inc.'s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(g)4.2	Form of Indenture for Debt Securities.
4.3	Form of Debt Securities (included in Exhibit 4.4).
(h)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(i)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(j)10.01	1991 Stock Option Plan, as amended.†
(k)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated.†
(l)10.03	Form of Amended and Restated Indemnification Agreement.†
(m)10.04	Employee Stock Purchase Plan.†
(n)10.05	2000 Stock Incentive Plan, as amended.†
(o)10.06	Non-Qualified Retirement Plan, as amended.†
(p)10.07	Brian D. Jellison Employment Agreement, dated as of November 6, 2001.†
(o)10.08	Timothy J. Winfrey offer letter dated May 20, 2002.†
(q)10.09	Credit Agreement among Roper Industries, Inc. and certain lenders, dated December 29, 2003 (schedule and exhibits to this agreement have been omitted and will be furnished supplementally upon request).
(r)10.10	Amended and Restated Credit Agreement, dated as of December 29, 2003, as amended and restated as of December 13, 2004, among Roper Industries, Inc., as parent borrower, the foreign subsidiary borrowers of Roper Industries, Inc. referred to therein, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi Trust Company, KeyBank National Association and SunTrust Bank, as documentation agents, Wachovia Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC as joint bookrunners and joint lead arrangers.
(s)10.11	Form of Executive Officer Restricted Stock Award Agreement.†
(s)10.12	Brian D. Jellison Restricted Stock Unit Award Agreement.†
(t)10.13	Offer letter for John Humphrey, dated March 31, 2006.†
(u)10.14	Roper Industries, Inc. 2006 Incentive Plan.†
(v)10.15	Amendment to the Roper Industries, Inc. Incentive Plan.†
(w)10.16	Form of Restricted Stock Agreement for Employee Directors.†
(w)10.17	Form of Restricted Stock Agreement for Non-Employee Directors.†
(w)10.18	Form of Restricted Stock Agreement for Employees.†
(w)10.19	Form of Incentive Stock Option Agreement.†
(w)10.20	Form of Non-Statutory Stock Option Agreement.†
10.21	Director Compensation Plan, filed herewith.†
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 14, 2003 (file no. 1-12273).
(b)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Current Report on Form 8-K filed October 7, 2004 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273).
(d)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(f)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273).
(n)	Incorporated herein by reference to Annex B to the Roper Industries, Inc. Definitive Proxy Statement dated February 7, 2003 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.11 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 15, 2004 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 15, 2004 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(u)	Incorporated herein by reference to Annex B of the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed May 1, 2006 (file no. 1-12273)
(v)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 9, 2006 (file no. 1-12273)
(w)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:/s/ Brian D. Jellison	March 1, 2007

Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities indicated and as of the dates indicated.

/s/ Brian D. Jellison	President, Chief Executive Officer and	March 1, 2007

Brian D. Jellison	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John Humphrey	Vice President, Chief Financial Officer	March 1, 2007

John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	March 1, 2007

Paul J. Soni	(Principal Accounting Officer)

/s/ W. Lawrence Banks	Director	March 1, 2007

W. Lawrence Banks

/s/ David W. Devonshire	Director	March 1, 2007

David W. Devonshire

/s/ Donald G. Calder	Director	March 1, 2007

Donald G. Calder

/s/ John F. Fort, III	Director	March 1, 2007

John F. Fort, III

/s/ Robert D. Johnson	Director	March 1, 2007

Robert D. Johnson

/s/ Wilbur J. Prezzano	Director	March 1, 2007

Wilbur J. Prezzano

/s/ Richard F. Wallman	Director	March 1, 2007

Richard F. Wallman

/s/ Christopher Wright	Director	March 1, 2007

Christopher Wright