Form 10-Q
period 2007-03-31
ROPER INDUSTRIES INC /DE/
filed 2007-05-10
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number   1-12273

ROPER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0263969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Professional Pkwy. East, Suite 200 Sarasota, Florida	34240
(Address of principal executive offices)	(Zip Code)

(941) 556-2601
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

The number of shares outstanding of the Registrant's common stock as of May 4, 2007 was approximately 88,280,220.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Net sales	$478,427	$382,723
Cost of sales	240,279	190,326

Gross profit	238,148	192,397

Selling, general and administrative expenses	145,297	124,921

Income from operations	92,851	67,476

Interest expense	13,472	10,799
Other expense	250	128

Earnings before income taxes	79,129	56,549

Income taxes	27,695	18,863

Net earnings	$51,434	$37,686

Net earnings per share:
Basic	$0.59	$0.44
Diluted	0.56	0.42

Weighted average common shares outstanding:
Basic	87,918	86,061
Diluted	92,300	89,711

Dividends declared per common share	$0.06500	$0.05875

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2007	December 31, 2006
ASSETS:

Cash and cash equivalents	$80,442	$69,478
Accounts receivable, net	319,249	324,514
Inventories	186,161	168,319
Deferred taxes	17,488	17,908
Other current assets	53,230	47,276

Total current assets	656,570	627,495

Property, plant and equipment, net	106,516	107,003
Goodwill	1,662,187	1,651,208
Other intangible assets, net	617,415	544,136
Deferred taxes	26,512	21,702
Other noncurrent assets	43,580	43,815

Total assets	$3,112,780	$2,995,359

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$100,012	$96,139
Accrued liabilities	168,602	184,148
Income taxes payable	9,401	5,896
Deferred taxes	1,438	1,555
Current portion of long-term debt	307,945	299,911

Total current liabilities	587,398	587,649

Long-term debt	748,084	726,881
Deferred taxes	194,803	169,994
Other liabilities	44,165	23,996

Total liabilities	1,574,450	1,508,520

Commitments and contingencies

Common stock	905	900
Additional paid-in capital	725,910	717,751
Retained earnings	764,245	721,899
Accumulated other comprehensive earnings	69,532	68,666
Treasury stock	(22,262)	(22,377)

Total stockholders' equity	1,538,330	1,486,839

Total liabilities and stockholders' equity	$3,112,780	$2,995,359

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$51,434	$37,686
Depreciation	7,656	6,624
Amortization	14,971	12,385
Income taxes	10,221	10,361
Other, net	(27,194)	(9,726)

Cash provided by operating activities	57,088	57,330

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(69,735)	(5,838)
Capital expenditures	(6,056)	(9,772)
Other, net	(326)	(910)

Cash used by investing activities	(76,117)	(16,520)

Cash flows from financing activities:
Term note payments	(16,375)	(8,188)
Debt borrowings/(payments), net	44,723	(22,322)
Dividends	(5,692)	(5,046)
Excess windfall tax benefit	901	--
Proceeds from exercise of stock options	5,257	7,934
Other, net	543	445

Cash provided/(used) by financing activities	29,357	(27,177)

Effect of foreign currency exchange rate changes on cash	636	408

Net increase in cash and cash equivalents	10,964	14,041

Cash and cash equivalents, beginning of period	69,478	53,116

Cash and cash equivalents, end of period	$80,442	$67,157

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2006	$900	$717,751	$721,899	$68,666	$(22,377)	$1,486,839

Adjustment to adopt FASB Interpretation No. 48	--	--	(3,349)	--	--	(3,349)
Net earnings	--	--	51,434	--	--	51,434
Stock option exercises	4	5,253	--	--	--	5,257
Treasury stock transactions	--	429	--	--	115	544
Currency translation adjustments, net of $(1,921) tax	--	--	--	1,478	--	1,478
Unrealized gain on derivative, shown net of $(330) tax	--	--	--	(612)	--	(612)
Stock based compensation	--	4,549	--	--	--	4,549
Restricted stock grants	1	(2,973)	--	--	--	(2,972)
Stock option tax benefit	--	901	--	--	--	901
Dividends declared	--	--	(5,739)	--	--	(5,739)

Balances at March 31, 2007	$905	$725,910	$764,245	$69,532	$(22,262)	$1,538,330

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2007

1. Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2006 Annual Report on Form 10-K filed March 1, 2007 with the Securities and Exchange Commission (“SEC”).

2. Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands). As of March 31, 2007, there were 271,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

	Three months ended March 31,
	2007	2006
Basic shares outstanding	87,918	86,061
Effect of potential common stock
Common stock awards	1,558	1,825
Senior subordinated convertible notes	2,824	1,825

Diluted shares outstanding	92,300	89,711

3. Stock Based Compensation

Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) allows us to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. Roper has never issued stock awards other than those issued to employees or its non-employee directors.

Roper’s stock purchase plan allows U.S. and Canada employees to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The Company recognized stock based compensation expense of $4.5 million and $3.6 million for the quarters ended March 31, 2007 and 2006, respectively. The total tax effect recognized in net income related to stock based compensation was $1.6 million and $1.3 million for the quarters ended March 31, 2007 and 2006, respectively.

Stock Options — In the quarter ended March 31, 2007, 271,000 options were granted with a weighted average fair value of $13.50. During the same period in 2006, 365,800 options were granted with a weighted average fair value of $13.60. All options were issued at grant date fair value.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007 using the Black-Scholes option-pricing model:

Fair value per share ($)	13.50
Risk-free interest rate (%)	4.74
Expected option life (years)	4.5
Expected volatility (%)	21.36
Expected dividend yield (%)	0.50

Cash received from option exercises for the three months ended March 31, 2007 and 2006 was approximately $5.3 million and $7.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $1.4 million and $2.5 million, respectively, for the three months ended March 31, 2007 and 2006.

Restricted Stock Awards — During the quarter ended March 31, 2007, the Company granted 193,015 shares of restricted stock with a weighted average fair value of $52.27. During the same period in 2006, 186,000 shares were granted with a weighted average fair value of $42.35. All grants were issued at grant date fair value.

During the quarter ended March 31, 2007, 158,772 restricted shares vested with a weighted average grant date fair value of $37.19, at a weighted average vest date fair value of $52.55.

Employee Stock Purchase Plan — During the three month periods ended March 31, 2007 and 2006, participants of the employee stock purchase plan purchased 11,554 and 11,224 shares, respectively, of Roper’s common stock for total consideration of $0.54 million and $0.45 million, respectively. All of these shares were purchased from Roper’s treasury shares.

4. Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended March 31, 2007 and 2006 were $52,300 and $41,300, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

5. Inventories

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials and supplies	$122,815	$114,131
Work in process	31,736	27,617
Finished products	60,165	53,919
Inventory reserves	(28,555)	(27,348)

	$186,161	$168,319

6. Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2006	$428,290	$364,548	$393,776	$464,594	$1,651,208

Additions	--	33,791	6,227	--	40,018
Other	--	(32,804)	--	636	(32,168)
Currency translation adjustments	2,328	571	252	(22)	3,129

Balances at March 31, 2007	$430,618	$366,106	$400,255	$465,208	$1,662,187

Other primarily represents purchase price allocation adjustments for Dynisco which was purchased on November 30, 2006.

7. Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$414,524	$(62,553)	$351,971
Software	56,465	(17,869)	38,596
Patents and other protective rights	26,709	(13,205)	13,504
Trade secrets	4,114	(2,621)	1,493
Unpatented technology	31,571	(8,928)	22,643
Backlog	19,460	(9,198)	10,262
Assets not subject to amortization:
Trade names	105,667	--	105,667

Balances at December 31, 2006	$658,510	$(114,374)	$544,136

Assets subject to amortization:
Customer related intangibles	$475,902	$(70,480)	$405,422
Software	58,072	(19,501)	38,571
Patents and other protective rights	32,705	(14,408)	18,297
Trade secrets	4,605	(2,839)	1,766
Unpatented technology	50,994	(10,756)	40,238
Backlog	16,460	(10,197)	6,263
Assets not subject to amortization:
Trade names	106,858	--	106,858

Balances at March 31, 2007	$745,596	$(128,181)	$617,415

The increase in intangibles assets during the quarter ended March 31, 2007 related to the acquisitions of JLT, DJ Instruments, and Roda Deaco, as well as a revised allocation of the intangible assets of Dynisco, purchased in November 2006. The revised allocation resulted in a $60 million increase in intangible assets, and a corresponding decrease in goodwill. Amortization expense of other intangible assets was $13,807 and $11,314 during the three months ended March 31, 2007 and 2006, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the three months ended March 31, 2007 is presented below (in thousands).

Balance at December 31, 2006	$7,632
Additions charged to costs and expenses	1,170
Deductions	(1,287)
Other	192

Balance at March 31, 2007	$7,707

9. Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2007	2006	Change
Net sales:
Industrial Technology	$154,506	$124,797	23.8%
Energy Systems & Controls	103,975	68,709	51.3
Scientific & Industrial Imaging	92,028	80,778	13.9
RF Technology	127,918	108,439	18.0

Total	$478,427	$382,723	25.0%

Gross profit:
Industrial Technology	$73,429	$60,858	20.7%
Energy Systems & Controls	53,443	36,023	48.4
Scientific & Industrial Imaging	51,221	44,496	15.1
RF Technology	60,055	51,020	17.7

Total	$238,148	$192,397	23.8%

Operating profit*:
Industrial Technology	$38,110	$27,568	38.2%
Energy Systems & Controls	19,818	14,932	32.7
Scientific & Industrial Imaging	19,388	15,844	22.4
RF Technology	25,069	18,428	36.0

Total	$102,385	$76,772	33.4%

Long-lived assets
Industrial Technology	$44,879	$46,163	(2.8)%
Energy Systems & Controls	27,416	21,709	26.3
Scientific & Industrial Imaging	25,928	25,309	2.4
RF Technology	21,611	23,708	(8.8)

Total	$119,834	$116,889	2.5%

        * Operating profit is before unallocated corporate general and administrative expenses. Such expenses were $9,534 and $9,296 for the three months ended March 31, 2007 and 2006, respectively.

10. Recently Released Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine whether it will have any impact on our Consolidated Financial Statements upon adoption.

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

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 beginning on January 1, 2007. The adoption of FSP AUG AIR-1 did not have a material effect on our consolidated financial statements.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $21.3 million of unrecognized tax benefits of which, if ultimately recognized, $10.1 million will reduce the Company’s tax rate in the year the benefits are recognized. There have been no material changes in the unrecognized tax benefits since January 1, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.7 million for interest and penalties at January 1, 2007. The change in accrual for interest and penalties for the three months ended March 31, 2007 was not material. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2003 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets, including radio frequency applications, water, energy, research and medical, security and other niche markets.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our investments. During the first three months of 2007, our results of operations benefited from the 2006 acquisitions of Sinmed Holding International BV (“Sinmed”) on April 5, 2006, Intellitrans, LLC (“Intellitrans”) on April 26, 2006, Lumenera Corporation (“Lumenera”) on July 25, 2006, AC Analytical Controls Holding B.V. (“AC Controls”) on August 8, 2006, and Dynisco Parent, Inc. (“Dynisco”) on November 30, 2006 respectively, and the 2007 acquisitions of JLT Mobile Computers, Inc. (“JLT”) on February 21, 2007, DJ Instruments on February 28, 2007, and Roda Deaco Valve Ltd., (“Roda Deaco”) on March 22, 2007.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2006 included in our Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2007, our allowance for doubtful accounts receivable, sales returns and sales credits was $9.0 million, or 2.7% of total gross accounts receivable and is unchanged from December 31, 2006.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2007, inventory reserves for excess and obsolete inventory were $27.9 million, or 13.0% of gross first-in, first-out inventory cost. The Company’s excess and obsolete inventory reserve is $1.5 million higher than December 31, 2006; however, as a percentage of gross first in first out inventory, it is 0.5% lower than December 31, 2006, primarily due to an inventory build up in anticipation of higher sales in the second quarter of 2007.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2007, the accrual for future warranty obligations was $7.7 million or 0.4% of annualized first quarter sales and is consistent with prior quarters.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2007, we recognized $27.5 million of net sales using this method. In addition, approximately $136.7 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2007. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 35.0%, which is 160 basis points higher than the 33.4% rate experienced in the prior year first quarter. This increase is mainly attributed to the increasing sales and income of our domestic operations subject to additional state income tax and lower credits for our export sales, offset by a change in policy to have earnings of foreign based subsidiaries permanently reinvested.

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

	Three months ended March 31,
	2007	2006
Net sales
Industrial Technology	$154,506	$124,797
Energy Systems & Controls	103,975	68,709
Scientific & Industrial Imaging	92,028	80,778
RF Technology	127,918	108,439

Total	$478,427	$382,723

Gross profit:
Industrial Technology	47.5%	48.8%
Energy Systems & Controls	51.4	52.4
Scientific & Industrial Imaging	55.7	55.1
RF Technology	46.9	47.0

Total	49.8	50.3

Selling, general & administrative expenses:
Industrial Technology	22.9%	26.7%
Energy Systems & Controls	32.3	30.7
Scientific & Industrial Imaging	34.6	35.5
RF Technology	27.4	30.1

Total	28.4	30.2

Segment operating profit:
Industrial Technology	24.7%	22.1%
Energy Systems & Controls	19.1	21.7
Scientific & Industrial Imaging	21.1	19.6
RF Technology	19.6	17.0

Total	21.4	20.1

Corporate administrative expenses	(2.0)	(2.4)

	19.4	17.6

Interest expense	(2.8)	(2.8)
Other income / (expense)	(0.1)	--

Earnings before income taxes	16.5	14.8
Income taxes	(5.8)	(4.9)

Net earnings	10.8%	9.8%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net sales for the quarter ended March 31, 2007 were $478.4 million as compared to $382.7 million in the prior year quarter, an increase of 25.0%. Our first quarter 2007 results included sales from the 2006 acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco, and the 2007 acquisitions of JLT and DJ Instruments. Approximately $43 million of our sales increase was due to acquisitions; however, all of our four segments showed improvement over the prior year quarter resulting in internal sales growth of 14%, which included a 2% positive foreign exchange impact.

In our Industrial Technology segment, net sales were up 23.8% to $154.5 million in the first quarter of 2007 as compared to $124.8 million in the first quarter of 2006 due primarily to increased sales of water meters with new integrated radio frequency technology. In addition, all operating companies in this segment showed internal growth over the prior year quarter. Gross margins were slightly lower at 47.5% for the first quarter of 2007 as compared to 48.8% in the first quarter of 2006. The decrease was primarily due to higher raw materials cost in our water meter business, offset by lower SG&A expenses due to operating leverage from higher sales. SG&A expenses as a percentage of net sales were 22.9%, down from 26.7% in the prior year quarter. The resulting operating profit margins were 24.7% in the first quarter of 2007 as compared to 22.1% in the first quarter of 2006.

Net sales in our Energy Systems & Controls segment increased by 51.3% to $104.0 million during the first quarter of 2007 compared to $68.7 million in the first quarter of 2006. Approximately $28 million of the sales increase is due to the 2006 acquisitions of AC Controls and Dynisco, with internal growth of 10%. Gross margins decreased to 51.4% in the first quarter of 2007 compared to 52.4% in the first quarter of 2006 due to purchase accounting inventory step-up of $0.8 million related to Dynisco. SG&A expenses as a percentage of net sales were up slightly to 32.3% compared to prior year quarter at 30.7% due to increased non-cash amortization expenses related to acquired intangible assets of Dynisco. As a result, operating margins were 19.1% in the first quarter of 2007 as compared to 21.7% in the first quarter of 2006.

Our Scientific & Industrial Imaging segment net sales increased by 13.9%. Approximately 80% of the increase was due to sales from the acquisitions of Sinmed and Lumenera in 2006, and JLT in 2007. Internal sales increased by 3% led by continued demand for analytical equipment in our electron microscopy business, offset by lower sales of industrial cameras. Gross margins increased to 55.7% in the first quarter of 2007 from 55.1% in the first quarter of 2006, which was depressed by a $0.8 million purchase accounting inventory step up charge related to the acquisition of MEDTEC. SG&A as a percentage of net sales was 34.6% in the first quarter of 2007 as compared to 35.5% in the first quarter of 2006. The decrease is due to operating leverage from higher sales. As a result, operating margins were 21.1% in the first quarter of 2007 as compared to 19.6% in the first quarter of 2006.

In our RF Technology segment, net sales were up 18.0% at $127.9 million in the first quarter of 2007 as compared to $108.4 million in the first quarter of 2006. The increase is due partially to a full quarter of sales from Intellitrans, which accounted for approximately 5% of the increase, with the remaining 13% of the increase resulting from internal growth in freight matching business generated by a broader subscription base, and strong hardware sales in the tolling and traffic management business. Gross margins were flat at 46.9% as compared to 47.0% in the prior year quarter. SG&A as a percentage of sales in the first quarter of 2007 was 27.4% down from 30.1% in the prior year due to leverage on increased sales, with a resulting operating profit margin of 19.6% as compared to 17.0% in 2006.

Corporate expenses were relatively unchanged at $9.5 million in the first quarter of 2007 as compared to $9.3 million in the first quarter of 2006.

Interest expense of $13.5 million for the first quarter of 2007 was $2.7 million higher as compared to the first quarter of 2006. This is due to higher average balances on our credit facility due to the acquisitions of Dynisco made during 2006 and JLT, DJ Instruments and Roda Deaco during 2007 and a slight increase in interest rates on the variable rate portion of our outstanding debt over the prior year quarter.

Income taxes were 35.0% of pretax earnings in the current quarter as compared to 33.4% in the first quarter of 2006. This increase is mainly attributed to the increasing sales and income of our domestic operations subject to additional state income tax and lower credits for our export sales, offset by a change in policy to have earnings of foreign based subsidiaries permanently reinvested.

At March 31, 2007, the functional currencies of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at March 31, 2006 and December 31, 2006. The currency changes resulted in an increase of $3.4 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $3.1 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the first quarter of 2007 increased slightly due to the weakening of the U.S. dollar as compared to a year ago. The difference between the operating results for these companies for the three months ended March 31, 2007, translated into U.S. dollars was less than 1%.

Net orders were $493.0 million for the quarter, 25.6% higher than the first quarter 2006 net order intake of $392.6 million. Approximately $39.0 million of the order increase was due to acquisitions. We experienced strong bookings in all our segments. Overall, our order backlog at March 31, 2007 was up 34.7% as compared to March 31, 2006. The increase in backlog is due to 25.1% internal growth as well as 9.6% or $36.8 million from acquisitions.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2007	2006	2007	2006
Industrial Technology	$162,762	$135,003	$104,033	$65,408
Energy Systems & Controls	108,063	64,419	83,326	58,966
Scientific & Industrial Imaging	96,372	80,075	73,435	56,778
RF Technology	125,799	113,106	259,123	204,900

	$492,996	$392,603	$519,917	$386,052

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was relatively unchanged at $57.1 million in the first quarter of 2007 as compared to $57.3 million in the first quarter of 2006. Cash used in investing activities during the current quarter was primarily business acquisitions, and in the prior year quarter was related to capital expenditures. Cash provided by financing activities in the current quarter resulted from debt borrowings to finance acquisitions, offset by dividend and debt payments. Cash used by financing activities during the prior year quarter resulted primarily from dividend and debt payments. Debt borrowings due to acquisitions were $44.7 million in the three months ended March 31, 2007 as compared with $22.3 million repaid in the prior-year period. Principal payments of $16.4 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility, as compared to $8.2 million in the first quarter of 2006.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $296.7 million at March 31, 2007 compared to $270.3 million at December 31, 2006, reflecting increases in working capital due primarily to an inventory build up in anticipation of higher sales in the second quarter of 2007. Total debt was $1.06 billion at March 31, 2007 compared to $1.03 billion at December 31, 2006. The leverage of the Company is shown in the following table:

	March 31, 2007	December 31, 2006
Total Debt	$1,056,029	$1,026,792
Cash	(80,442)	(69,478)

Net Debt	975,587	957,314
Stockholders' Equity	1,538,330	1,486,839

Total Net Capital	$2,513,917	$2,444,153

Net Debt / Total Net Capital	38.8%	39.2%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At March 31, 2007, our debt consisted of the $230 million in senior subordinated convertible notes, $573.3 million of term loans and $247.0 million in outstanding revolver debt under the credit facility. The Company also had $54.7 million of outstanding letters of credit at March 31, 2007. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2007.

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $6.1 million and $9.8 million were incurred during the first quarters of 2007 and 2006 respectively. The decrease over the prior year period was primarily due to the non-recurrence of $3.8 million in expenditures related to our new facility in Houston in the first quarter of 2006. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine whether it will have any impact on our Consolidated Financial Statements upon adoption.

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

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FSP AUG AIR-1 beginning on January 1, 2007. The adoption of FSP AUG AIR-1 did not have a material effect on our consolidated financial statements.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $21.3 million of unrecognized tax benefits of which, if ultimately recognized, $10.1 million will reduce the Company’s tax rate in the year the benefits are recognized. There have been no material changes in the unrecognized tax benefits since January 1, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.7 million for interest and penalties at January 1, 2007. The change in accrual for interest and penalties for the three months ended March 31, 2007 was not material. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2003 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

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

At March 31, 2007 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $250 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term loan under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. At March 31, 2007, the prevailing market rates were between 1.6% and 2.4% higher than the fixed rate on our debt instruments.

At March 31, 2007, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $520.3 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $5.2 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 30.9% of our total first quarter sales and 65.7% of these sales were by companies with a European functional currency. The U.S. dollar weakened slightly against European currencies during the first quarter of 2007 versus December 2006 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during first quarter 2007 versus exchange rates experienced during first quarter 2006 was not material and resulted in increased operating profits of 2%. If these currency exchange rates had been 10% different throughout the first quarter of 2007 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $0.2 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first quarter of 2007 compared to currency exchange rates at December 31, 2006 resulted in an increase in net assets of $3.4 million that was reported as a component of comprehensive earnings, $3.1 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report (“Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation as of the Effective Date, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See also, “Information about Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a)3.1	Certificate of Amendment, amending Restated Certificate of Incorporation.

(b)4.1	Form of Indenture for Debt Securities.

4.2	Form of Debt Securities (included in Exhibit 4.3).

(c)4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006.
(b)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).
(c)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	May 10, 2007
Brian D. Jellison	and Chief Executive Officer

/s/ John Humphrey	Chief Financial Officer and Vice President	May 10, 2007
John Humphrey

/s/ Paul J. Soni	Vice President and Controller	May 10, 2007
Paul J. Soni

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

3.1	Certificate of Amendment, amending Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006.

4.1	Form of Indenture for Debt Securities incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.2	Form of Debt Securities (included in Exhibit 4.3).

4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003 incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.2	Section 1350 Certification of the Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.