Form 10-Q
period 2007-06-30
ROPER INDUSTRIES INC /DE/
filed 2007-08-09
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2007.

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

|X|Yes  |_|No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

|X| Large accelerated file  |_| Accelerated filer  |_| Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). |_| Yes  |X| No

The number of shares outstanding of the Registrant's common stock as of August 3, 2007 was approximately 88,574,616.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statement of Earnings (unaudited)
(in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$ 530,636	$ 425,310	$ 1,009,063	$ 808,033
Cost of sales	268,241	210,427	508,520	400,753
Gross profit	262,395	214,883	500,543	407,280

Selling, general and administrative expenses	154,439	129,491	299,736	254,412
Income from operations	107,956	85,392	200,807	152,868

Interest expense	13,366	11,313	26,838	22,112
Other income/(expense)	(1,230)	(31)	(1,480)	(159)

Earnings before income taxes	93,360	74,048	172,489	130,597

Income taxes	32,131	25,955	59,826	44,818

Net earnings	$ 61,229	$ 48,093	$ 112,663	$ 85,779

Net earnings per share:
Basic	$ 0.69	$ 0.55	$ 1.28	$ 0.99
Diluted	0.66	0.53	1.21	0.95

Weighted average common shares outstanding:
Basic	88,359	86,919	88,139	86,492
Diluted	92,915	91,043	92,851	90,350

Dividends declared per common share	$ 0.06500	$ 0.05875	$ 0.13000	$ 0.11750

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2007	2006
ASSETS:

Cash and cash equivalents	$ 120,104	$ 69,478
Accounts receivable, net	330,824	324,514
Inventories	181,304	168,319
Deferred taxes	19,173	17,908
Other current assets	71,348	47,276
Total current assets	722,753	627,495

Property, plant and equipment, net	105,524	107,003
Goodwill	1,690,391	1,651,208
Other intangible assets, net	614,607	544,136
Deferred taxes	25,700	21,702
Other noncurrent assets	45,330	43,815

Total assets	$ 3,204,305	$ 2,995,359

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$ 102,684	$ 96,139
Accrued liabilities	174,760	184,148
Income taxes payable	9,173	5,896
Deferred taxes	1,035	1,555
Current portion of long-term debt	314,264	299,911
Total current liabilities	601,916	587,649

Long-term debt	736,016	726,881
Deferred taxes	198,104	169,994
Other liabilities	44,856	23,996
Total liabilities	1,580,892	1,508,520

Commitments and contingencies

Common stock	908	900
Additional paid-in capital	740,333	717,751
Retained earnings	819,718	721,899
Accumulated other comprehensive earnings	84,638	68,666
Treasury stock	(22,184)	(22,377)
Total stockholders’ equity	1,623,413	1,486,839

Total liabilities and stockholders’ equity	$ 3,204,305	$ 2,995,359

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$ 112,663	$ 85,779
Depreciation	15,685	13,927
Amortization	30,587	25,536
Income taxes	8,625	13,102
Other, net	(32,008)	(32,588)

Cash provided by operating activities	135,552	105,756

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(100,761)	(63,454)
Capital expenditures	(12,725)	(16,807)
Other, net	(2,759)	(870)

Cash used in investing activities	(116,245)	(81,131)

Cash flows from financing activities:
Term note payments	(32,751)	(16,376)
Debt borrowings/( payments), net	56,372	(12,946)
Dividends	(11,437)	(10,189)
Excess windfall tax benefit	5,458	2,483
Proceeds from exercise of stock options	10,602	10,123
Other, net	938	808

Cash provided/(used) by financing activities	29,182	(26,097)

Effect of foreign currency exchange rate changes on cash	2,137	1,739

Net increase in cash and cash equivalents	50,626	267

Cash and cash equivalents, beginning of period	69,478	53,116

Cash and cash equivalents, end of period	$ 120,104	$ 53,383

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2006	$ 900	$ 717,751	$ 721,899	$ 68,666	$ (22,377)	$ 1,486,839

Adjustment to adopt FASB Interpretation No. 48	-	-	(3,349)	-	-	(3,349)
Net earnings	-	-	112,663	-	-	112,663
Stock option exercises	7	10,800	-	-	-	10,807
Treasury stock transactions	-	745	-	-	193	938
Currency translation adjustments, net of $4,460 tax	-	-	-	16,911	-	16,911
Unrealized gain on derivative, shown net of $(506) tax	-	-	-	(939)	-	(939)
Stock based compensation	-	9,720	-	-	-	9,720
Restricted stock grants	1	(2,973)	-	-	-	(2,972)
Stock option tax benefit	-	4,290	-	-	-	4,290
Dividends declared	-	-	(11,495)	-	-	(11,495)
Balances at June 30, 2007	$ 908	$ 740,333	$ 819,718	$ 84,638	$ (22,184)	$ 1,623,413

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2007

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2006 Annual Report on Form 10-K filed March 1, 2007 with the Securities and Exchange Commission (“SEC”).

2.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. For the three and six month periods ended June 30, 2007, there were 7,500 and 248,500 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive. For the three and six month periods ending June 30, 2006, there were 60,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic shares outstanding	88,359	86,919	88,139	86,492
Effect of potential common stock
Common stock awards	1,414	1,780	1,450	1,755
Senior subordinated convertible notes	3,142	2,344	2,992	2,103
Diluted shares outstanding	92,915	91,043	92,581	90,350

3.	Stock Based Compensation

Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. Roper has never issued stock awards other than those issued to employees or its non-employee directors.

Roper's Employee Stock Purchase Plan allows U.S. and Canada employees to designate up to 10% of eligible earnings to purchase Roper's common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The Company recognized stock based compensation expense of $5.1 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively, and $9.7 million and $7.1 million for the six months ended June 30, 2007 and 2006, respectively. The total tax effect recognized in net income related to stock based compensation for the six months ended June 30, 2007 and 2006 was $3.4 million and $2.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises and restricted stock vesting under all plans totaled approximately $4.3 million and $3.5 million, respectively, for the six months ended June 30, 2007 and 2006.

Stock Options - In the six months ended June 30, 2007, 521,000 options were granted with a weighted average fair value of $13.66. During the same period in 2006, 425,800 options were granted with a weighted average fair value of $13.64. All options were issued at grant date fair value.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2007 using the Black-Scholes option-pricing model:

Fair value per share ($)	13.66
Risk-free interest rate (%)	4.71
Expected option life (years)	4.5
Expected volatility (%)	20.93
Expected dividend yield (%)	0.50

Cash received from option exercises for the six months ended June 30, 2007 and 2006 was approximately $10.6 million and $10.1 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2007, the Company granted 227,015 shares of restricted stock with a weighted average fair value of $52.19. During the same period in 2006, 216,000 shares were granted with a weighted average fair value of $43.35. All grants were issued at grant date fair value.

During the six months ended June 30, 2007, 187,390 restricted shares vested with a weighted average grant date fair value of $38.24, at a weighted average vest date fair value of $53.26.

Employee Stock Purchase Plan - During the six months ended June 30, 2007 and 2006, participants of the employee stock purchase plan purchased 19,458 and 19,633 shares, respectively, of Roper's common stock for total consideration of $0.94 million and $0.81 million, respectively. All shares were purchased from Roper's treasury shares.

4.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended June 30, 2007 and 2006 were $76,335 and $60,458, respectively, and $128,635 and $101,758 for the six months ended June 30, 2007 and 2006, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

5.	Inventories

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials and supplies	$ 117,430	$ 114,131
Work in process	29,999	27,617
Finished products	62,978	53,919
Inventory reserves	(29,103)	(27,348)
	$ 181,304	$ 168,319

6.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2006	$ 428,290	$ 364,548	$ 393,776	$ 464,594	$ 1,651,208

Additions	-	50,774	5,733	-	56,507
Other	-	(32,804)	-	584	(32,220)
Currency translation adjustments	5,477	3,328	4,217	1,874	14,896

Balances at June 30, 2007	$ 433,767	$ 385,846	$ 403,726	$ 467,052	$ 1,690,391

Other primarily represents purchase price allocation adjustments for Dynisco, which was purchased on November 30, 2006.

7.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
		(in thousands)
Assets subject to amortization:
Customer related intangibles	$ 414,524	$ (62,553)	$ 351,971
Software	56,465	(17,869)	38,596
Patents and other protective rights	26,709	(13,205)	13,504
Trade secrets	4,114	(2,621)	1,493
Unpatented technology	31,571	(8,928)	22,643
Backlog	19,460	(9,198)	10,262
Assets not subject to amortization:
Trade names	105,667	-	105,667
Balances at December 31, 2006	$ 658,510	$ (114,374)	$ 544,136

Assets subject to amortization:
Customer related intangibles	$ 490,351	$ (77,609)	$ 412,742
Software	53,669	(20,919)	32,750
Patents and other protective rights	51,612	(17,968)	33,644
Trade secrets	8,353	(3,533)	4,820
Unpatented technology	32,917	(11,582)	21,335
Backlog	16,508	(11,194)	5,314
Assets not subject to amortization:
Trade names	104,002	-	104,002
Balances at June 30, 2007	$ 757,412	$ (142,805)	$ 614,607

The increase in intangible assets during the six months ended June 30, 2007 related to the acquisitions of JLT, DJ Instruments, Roda Deaco, and Dynamic Instruments as well as a revised allocation of the intangible assets of Dynisco, purchased in November 2006. The revised allocation resulted in a $60 million increase in intangible assets, and a corresponding decrease in goodwill.

Amortization expense of other intangible assets was $28,431 and $23,748 during the six months ended June 30, 2007 and 2006, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the six months ended June 30, 2007 is presented below (in thousands).

Balance at December 31, 2006	$ 7,632
Additions charged to costs and expenses	3,388
Deductions	(2,911)
Other	274
Balance at June 30, 2007	$ 8,383

9.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Net sales:
Industrial Technology	$ 161,333	$ 136,783	17.9%	$ 315,839	$ 261,580	20.7%
Energy Systems & Controls	126,036	75,915	66.0	230,011	144,624	59.0
Scientific & Industrial Imaging	93,683	85,644	9.4	185,711	166,422	11.6
RF Technology	149,584	126,968	17.8	277,502	235,407	17.9
Total	$ 530,636	$ 425,310	24.8%	$ 1,009,063	$ 808,033	24.9%

Gross profit:
Industrial Technology	$ 76,584	$ 65,668	16.6%	$ 150,013	$ 126,526	18.6%
Energy Systems & Controls	66,809	41,641	60.4	120,252	77,664	54.8
Scientific & Industrial Imaging	51,166	48,212	6.1	102,387	92,708	10.4
RF Technology	67,836	59,362	14.3	127,891	110,382	15.9
Total	$ 262,395	$ 214,883	22.1%	$ 500,543	$ 407,280	22.9%

Operating profit*:
Industrial Technology	$ 40,546	$ 32,174	26.0%	$ 78,656	$ 59,742	31.7%
Energy Systems & Controls	29,903	19,037	57.1	49,721	33,969	46.4
Scientific & Industrial Imaging	17,680	18,027	(1.9)	37,068	33,871	9.4
RF Technology	30,603	24,596	24.4	55,672	43,024	29.4
Total	$ 118,732	$ 93,834	26.5%	$ 221,117	$ 170,606	29.6%

Long-lived assets:
Industrial Technology	$ 44,387	$ 46,380	(4.3)%
Energy Systems & Controls	26,937	21,696	24.2
Scientific & Industrial Imaging	27,258	24,884	9.5
RF Technology	21,810	24,798	(12.0)
Total	$ 120,392	$ 117,758	2.2%

      * Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. Such expenses were $10,776 and $8,442 for the three months ended June 30, 2007 and 2006, respectively, and $20,310 and $17,738 for the six months ended June 30, 2007 and 2006, respectively.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $21.3 million of unrecognized tax benefits of which, if ultimately recognized, $10.1 million will reduce the Company’s tax rate in the year the benefits are recognized. There have been no material changes in the unrecognized tax benefits since January 1, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.7 million for interest and penalties at January 1, 2007. The change in accrual for interest and penalties for the six months ended June 30, 2007 was not material. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2003 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

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

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our investments. During the first six months of 2007, our results of operations benefited from the 2006 acquisitions of Sinmed Holding International BV (“Sinmed”) on April 5, 2006, Intellitrans, LLC (“Intellitrans”) on April 26, 2006, Lumenera Corporation (“Lumenera”) on July 25, 2006, AC Analytical Controls Holding B.V. (“AC Controls”) on August 8, 2006, and Dynisco Parent, Inc. (“Dynisco”) on November 30, 2006, and the 2007 acquisitions of JLT Mobile Computers, Inc. (“JLT”) on February 21, 2007, DJ Instruments on February 28, 2007, Roda Deaco Valve Ltd., (“Roda Deaco”) on March 22, 2007, and Dynamic Instruments, Inc., (“Dynamic Instruments”) including its wholly owned subsidiary, Hardy Instruments, Inc., on June 21, 2007.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2007, our allowance for doubtful accounts receivable, sales returns and sales credits was $10.9 million on total gross accounts receivable of $341.7 million. The reserve at December 31, 2006 was $9.0 million.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage, or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2007, inventory reserves for excess and obsolete inventory were $28.6 million, or 13.6% of gross first-in, first-out inventory cost. The reserve as a percentage of gross first-in, first-out inventory cost is relatively unchanged from December 31, 2006.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2007, the accrual for future warranty obligations was $8.4 million or 0.4% of annualized second quarter sales and is consistent with prior quarters.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. We recognized $40.1 million and $67.6 million of net sales using this method in the three month and six month periods ended June 30, 2007, respectively. In addition, approximately $133.3 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2007. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 34.4%, which is 70 basis points lower than the 35.1% rate experienced in the prior year second quarter. This decrease is attributed to a reduction in the effective tax rate in Denmark which went into effect during the second quarter of 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales
Industrial Technology	$ 161,333	$ 136,783	$ 315,839	$ 261,580
Energy Systems & Controls	126,036	75,915	230,011	144,624
Scientific & Industrial Imaging	93,683	85,644	185,711	166,422
RF Technology	149,584	126,968	277,502	235,407
Total	$ 530,636	$ 425,310	$ 1,009,063	$ 808,033
Gross profit:
Industrial Technology	47.5%	48.0%	47.5%	48.4%
Energy Systems & Controls	53.0	54.9	52.3	53.7
Scientific & Industrial Imaging	54.6	56.3	55.1	55.7
RF Technology	45.3	46.8	46.1	46.9
Total	49.4	50.5	49.6	50.4
Selling, general & administrative expenses:
Industrial Technology	22.3%	24.5%	22.6%	25.5%
Energy Systems & Controls	29.3	29.8	30.7	30.2
Scientific & Industrial Imaging	35.7	35.2	35.2	35.4
RF Technology	24.9	27.4	26.0	28.6
Total	27.1	28.5	27.7	29.3
Segment operating profit:
Industrial Technology	25.1%	23.5%	24.9%	22.8%
Energy Systems & Controls	23.7	25.1	21.6	23.5
Scientific & Industrial Imaging	18.9	21.0	20.0	20.4
RF Technology	20.5	19.4	20.1	18.3
Total	22.3	22.1	21.9	21.1
Corporate administrative expenses	(2.0)	(2.0)	(2.0)	(2.2)
	20.3	20.1	19.9	18.9
Interest expense	(2.5)	(2.7)	(2.7)	(2.7)

Other expense	(0.2)	-	(0.1)	-
Earnings before income taxes	17.6	17.4	17.1	16.2
Income taxes	(6.1)	(6.1)	(5.9)	(5.5)
Net earnings	11.5%	11.3%	11.2%	10.6%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net sales for the quarter ended June 30, 2007 were $530.6 million as compared to $425.3 million in the prior-year quarter, an increase of 24.8%. Our second quarter 2007 results included a full quarter of sales from the 2006 acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco, and the 2007 acquisitions of JLT, DJ Instruments, and Roda Deaco. Also included were partial period results from Dynamic Instruments, purchased on June 21, 2007. Approximately $44 million of our sales increase was due to acquisitions, resulting in internal sales growth of 15% which included a 2% positive foreign exchange impact.

In our Industrial Technology segment, net sales were up 17.9% to $161.3 million in the second quarter of 2007 as compared to $136.8 million in the second quarter of 2006 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were slightly lower at 47.5% for the second quarter of 2007 as compared to 48.0% in the second quarter of 2006. The decrease was due to higher raw materials cost in our water meter business, offset by price increases, volume leverage and other cost reductions in the manufacturing process. SG&A expenses as a percentage of net sales were 22.3%, down from 24.5% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 25.1% in the second quarter of 2007 as compared to 23.5% in the second quarter of 2006.

Net sales in our Energy Systems & Controls segment increased by 66.0% to $126.0 million during the second quarter of 2007 compared to $75.9 million in the second quarter of 2006. Approximately $34 million of the increase is due to acquisitions, however, all companies within the segment showed improvement. Gross margins were 53.0% in the second quarter of 2007 compared to 54.9% in the second quarter of 2006 due to the mix change within the segment caused by the inclusion of the lower margin Dynisco business. SG&A expenses as a percentage of net sales decreased to 29.3% compared to the prior year quarter at 29.8%. Operating margins were 23.7% in the second quarter of 2007 as compared to 25.1% in the second quarter of 2006.

Net sales in our Scientific & Industrial Imaging segment increased by 9.4% to $93.7 million during the second quarter of 2007 as compared to $85.6 million in the second quarter of 2006. Approximately $8 million of the increase was due to sales from the acquisitions of Lumenera in 2006, and JLT in February 2007. Internal sales were relatively flat, with gains in our microscopy and medical businesses offset by declines in industrial camera sales and a supplier quality issue with computer touch screens slowing sales and profitability of DAP product lines. Gross margins decreased from 56.3% in the second quarter of 2006 to 54.6% in the second quarter of 2007. SG&A as a percentage of net sales increased to 35.7% in the second quarter of 2007 as compared to 35.2% in the second quarter of 2006, due primarily to a one-time legal settlement of $0.6 million. As a result, operating margins were 18.9% in the second quarter of 2007 as compared to 21.0% in the second quarter of 2006.

In our RF Technology segment, net sales were up 17.8% at $149.6 million compared to $127.0 million in the second quarter of 2006. The increase is due primarily to internal growth in both our security and tolling and traffic management businesses. Gross margins were 45.3% as compared to 46.8% in the prior year quarter. The decrease is due to lower margins on the initial phase of an international toll project. SG&A as a percentage of sales in the second quarter of 2007 was 24.9% down from 27.4% in the prior year due to operating leverage on increased sales with a resulting operating profit margin of 20.5% as compared to 19.4% in 2006.

Corporate expenses as a percentage of sales were unchanged at 2.0%, although corporate expenses in the second quarter of 2007 were $10.8 million as compared to $8.4 million in the second quarter of 2006. The higher price of Roper stock was the primary driver of the change as stock based compensation increased $1.7 million in the second quarter of 2007 as compared to the second quarter of 2006. In addition, we incurred a $0.5 million increase in fees for tax services.

Interest expense of $13.4 million for the second quarter of 2007 was $2.1 million higher as compared to the second quarter of 2006. This is due to higher average balances on our credit facility due to the acquisition of Dynisco in November 2006, and the 2007 acquisitions of DJ Instruments, JLT, Roda Deaco, and Dynamic Instruments.

Income taxes were 34.4% of pretax earnings in the current quarter as compared to 35.1% in the second quarter of 2006. This decrease is attributed to a reduction in the effective tax rate in Denmark which went into effect during the second quarter of 2007.

At June 30, 2007, the functional currencies of our European and Canadian subsidiaries were stronger against the dollar since June 30, 2006 and December 31, 2006. The currency changes resulted in an increase of $18.0 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $11.8 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the second quarter of 2007 increased slightly due to the weakening of the US dollar as compared to a year ago, primarily against the Canadian dollar. The difference between the operating results for these companies for the three months ended June 30, 2007, translated into U.S. dollars was approximately 1%.

Net orders were $532.8 million for the quarter, 22.9% higher than the second quarter 2006 net order intake of $433.4 million. Approximately $41 million of the order increase was due to acquisitions resulting in internal growth of 14%. We experienced strong bookings in all of our segments. Overall, our order backlog at June 30, 2007 was up 33.1% as compared to June 30, 2006. The increase in backlog is due to 23.3% internal growth as well as 9.8% or $39.0 million from acquisitions.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2007	2006	2007	2006
Industrial Technology	$ 163,102	$ 151,791	$ 106,614	$ 81,236
Energy Systems & Controls	122,693	77,928	83,097	61,981
Scientific & Industrial Imaging	86,207	79,307	68,545	51,731
RF Technology	160,809	124,395	270,351	202,212
	$ 532,811	$ 433,421	$ 528,607	$ 397,160

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net sales for the six months ended June 30, 2007 were $1.0 billion as compared to $808.0 million in the prior year six-month period, an increase of 24.9%. Results of the six month period ended June 30, 2007 included sales from the 2006 acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco, and partial period results from the 2007 acquisitions of JLT, DJ Instruments, Roda Deaco, and Dynamic Instruments. Approximately $85.7 million of our sales increase was due to acquisitions; however, all of our segments showed improvement over the prior year six month period resulting in internal sales growth of 14%.

In our Industrial Technology segment, net sales were up 20.7% to $315.8 million in the first six months of 2007 as compared to $261.6 million in the first six months of 2006 due primarily to increased sales of water meters with new integrated radio frequency technology. Gross margins were slightly lower at 47.5% for the first six months of 2007 as compared to 48.4% in the first six months of 2006. The decrease was primarily due to higher raw materials cost in our water meter business. SG&A expenses as a percentage of net sales were 22.6%, down from 25.5% in the prior year six-month period due to operating leverage from higher sales. The resulting operating profit margins were 24.9% in the first six months of 2007 as compared to 22.8% in the first six months of 2006.

Net sales in our Energy Systems & Controls segment increased by 59.0% to $230.0 million during the first six months of 2007 compared to $144.6 million in the first six months of 2006. Approximately $62 million of the increase is due to acquisitions, however, all companies within the segment showed improvement, particularly our non-destructive test business, Zetec. The increase at Zetec is partially due to the non-recurrence of the 2006 deferral of business into the second half of the calendar year based upon the timing of inspections at customer power plants. Gross margins were 52.3% in the first six months of 2007 compared to 53.7% in the first six months of 2006 due to the mix change within the segment caused by the inclusion of the lower margin Dynisco business and a $0.8 million inventory step-up charge in 2007. SG&A expenses as a percentage of net sales were up slightly to 30.7% compared to the prior year six month period at 30.2%. As a result, operating margins were 21.6% in the first six months of 2007 as compared to 23.5% in first six months of 2006.

In our Scientific & Industrial Imaging segment net sales increased 11.6% to $185.7 million in the first six months of 2007 as compared to $166.4 million in the first six months of 2006. Approximately 10% of the increase was due to sales by Sinmed and Lumenera, purchased in 2006, and JLT, purchased in February 2007. Internal sales were up 1.6%, with gains in our microscopy and medical businesses offset by declines in industrial camera sales and a supplier quality issue with computer touch screens slowing sales and profitability of DAP product lines. Gross margins decreased slightly to 55.1% in the first six months of 2007 from 55.7% in the first six months of 2006. SG&A as a percentage of net sales was relatively unchanged at 35.2% in the six month period ended June 30, 2007 as compared to 35.4% in the prior year period. As a result, operating margins were 20.0% in the first six months of 2007 as compared to 20.4% in the first six months of 2006.

In our RF Technology segment, net sales were up 17.9% at $277.5 million compared to $235.4 million in the first six months of 2006. Approximately 15% of the increase is due to internal growth in our tolling and traffic management business. Gross margins were 46.1% as compared to 46.9% in the prior year six month period, due to expected lower margins on the initial phase of an international project. SG&A as a percentage of sales in the first six months of 2007 was 26.0% down from 28.6% in the prior year due to leverage on increased sales, with a resulting operating profit margin of 20.1% as compared to 18.3% in 2006.

Corporate expenses as a percentage of sales were 2.0%, or $20.3 million, in the first six months of 2007 as compared to 2.2%, or $17.7 million, in the first six months of 2006. The higher price of Roper stock was the primary driver of the change as stock based compensation increased $2.6 million in the first six months of 2007 as compared to the first six months of 2006.

Interest expense of $26.8 million for the first six months of 2007 was $4.7 million higher as compared to the first six months of 2006. This is due to higher average balances on our credit facility due to the acquisitions of Dynisco in November 2006, and the 2007 acquisitions of DJ Instruments, JLT, Roda Deaco, and Dynamic Instruments.

Income taxes were 34.7% of pretax earnings in the first six months of 2007 as compared to 34.3% in the first six months of 2006. This increase is attributable to the increasing sales and income of our domestic operations subject to additional state income tax and lower credits for our export sales, offset by a reduction in the effective tax rate in Denmark which went into effect during the second quarter of 2007.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $78.5 million in the second quarter of 2007 as compared to $48.4 million in the second quarter of 2006, a 62% increase. This change is due to the higher income levels from the prior year quarter, improved receivables collections, and reduced inventory levels. Cash used in investing activities during the current and prior year quarter was primarily business acquisitions. Cash provided from financing activities was primarily revolver borrowings for acquisitions of $11.6 million and $9.4 million in the three month periods ending June 30, 2007 and 2006, respectively. Cash used in financing activities was term loan principal payments and dividends in both the current and prior year quarters. Principal payments of $16.4 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility, as compared to $8.2 million in the second quarter of 2006.

For the six month period ended June 30, 2007, net cash provided by operating activities was $135.6 million in as compared to $105.8 million in the six month period ended June 30, 2006, a 28% increase. This increase is primarily due to the higher income levels over the prior year period, and slightly improved working capital metrics. Cash used in investing activities during the current and prior six month periods was primarily for business acquisitions. Cash provided by financing activities during the current and prior year six month periods was primarily related to debt borrowings for acquisitions. Cash used in financing activities during the current and prior year six month periods was for paydown on our revolving credit line and scheduled payments on our term debt and dividend payments. $56.4 million of revolver debt was borrowed during the six months ended June 30, 2007 as compared with $12.9 million paid in the prior year period. In the current year, principal payments of $32.8 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility, as compared to $16.4 million in the six months ended June 30, 2006.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $315.0 million at June 30, 2007 compared to $270.3 million at December 31, 2006, reflecting increases in working capital due to 2006 and 2007 acquisitions and a higher level of sales during the second quarter of 2007. In addition, we had approximately $9 million of unbilled receivables at quarter end that were subsequently billed and collected in July 2007. Total debt was $1.05 billion at June 30, 2007 compared to $1.03 billion at December 31, 2006. The leverage of the Company is shown in the following table:

	June 30, 2007	December 31, 2006
Total Debt	$ 1,050,280	$ 1,026,792
Cash	(120,104)	(69,478)
Net Debt	930,176	957,314
Stockholders’ Equity	1,623,413	1,486,839
Total Net Capital	$ 2,553,589	$ 2,444,153

Net Debt / Total Net Capital	36.4%	39.2%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At June 30, 2007, our debt consisted of the $230 million in senior subordinated convertible notes, $557.4 million of term loans and $259.0 million in outstanding revolver debt under the credit facility. The Company also had $54.0 million of outstanding letters of credit at June 30, 2007. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the six month period ended June 30, 2007.

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $12.7 million and $16.8 million were incurred during the six month periods ended June 30, 2007 and 2006 respectively. The decrease over the prior year period was primarily due to the non-recurrence of $4.8 million in expenditures related to our new facility in Houston in the first quarter of 2006. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors and officers liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial intangible assets;
•	our ability to successfully develop new products;
•	failure to protect our technology;
•	trade tariffs that may be applied due to the U.S. government’s delay in complying with certain WTO directives;
•	terrorist attacks;
•	future health crises; and
•	the factors discussed in other reports filed with the SEC.

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

At June 30, 2007 we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $250 million of our term loan with accompanying interest rate swaps) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into a $250 million fixed rate swap agreement expiring March 13, 2008. At June 30, 2007, the prevailing market rates were between 1.6% and 2.4% higher than the fixed rate on our debt instruments.

At June 30, 2007, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $566.4 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $5.7 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 27.8% of our total second quarter 2007 sales and 66.6% of these sales were by companies with a European functional currency. The U.S. dollar weakened against European and Canadian currencies during the second quarter of 2007 versus December 2006, and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during second quarter 2007 versus exchange rates experienced during second quarter 2006 led to increased operating profits of approximately 1%. If these currency exchange rates had been 10% different throughout the second quarter of 2007 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $2.7 million.

The changes in these currency exchange rates relative to the U.S. dollar during the second quarter of 2007 compared to currency exchange rates at December 31, 2006 resulted in an increase in net assets of $18.0 million that was reported as a component of comprehensive earnings, $11.8 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II.          OTHER INFORMATION

Item 1A.           Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion in Item  1A of Roper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on March 1, 2007. See also, “Information about Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q.

Item 4.          Submission of Matters to a Vote of Security Holders

Roper held its 2007 Annual Meeting of Shareholders on June 6, 2007 in Sarasota, Florida. Of the 88,297,458 shares of common stock outstanding as of record date of April 20, 2007, 74,788,259 shares, or 84.7% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows:

Proposal 1: Election of four (4) Directors

Each of the directors identified below elected at the 2007 Annual Meeting of Shareholders was elected for a term expiring at the 2010 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2008 Annual Meeting of Shareholders or the 2009 Annual Meeting of Shareholders are as follows: Donald G. Calder (2008), Christopher Wright (2008), Richard Wallman (2008), Wilbur J. Prezzano (2009), and Robert D. Johnson (2009).

	Number of Votes
	For	Withheld
Brian D. Jellison	72,174,386	2,613,873
W. Lawrence Banks	72,261,040	2,527,219
David W. Devonshire	74,387,444	400,815
John F. Fort III	72,256,751	2,531,508

Proposal 2: Approval of an Amendment to the Restated Certificate of Incorporation

Approval of an Amendment to the Restated Certificate of Incorporation, to increase the number of authorized shares of Common Stock of the Company.

For	63,511,520
Against	11,219,570
Abstain	57,165

Proposal 3: Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company

For	74,731,148
Against	27,551
Abstain	29,556

Item 6.           Exhibits

3.1	Certificate of Amendment, amending Restated Certificate of Incorporation, filed herewith

( a) 4.1	Form of Indenture for Debt Securities.
4.2	Form of Debt Securities (included in Exhibit 4.3).
( b) 4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.

___________________________

      ( a) Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

      ( b) Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	August 9, 2007
Brian D. Jellison	and Chief Executive Officer

/s/ John Humphrey	Chief Financial Officer and Vice President	August 9, 2007
John Humphrey

/s/ Paul J. Soni	Vice President and Controller	August 9, 2007
Paul J. Soni

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                          Exhibit

3.1	Certificate of Amendment, amending Restated Certificate of Incorporation, filed herewith

( a) 4.1

Form of Indenture for Debt Securities, incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (File No. 333-110491).

4.2	Form of Debt Securities (included in Exhibit 4.3).
( b) 4.3

First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated December 29, 2003, incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed on January 13, 2004.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.