Form 10-Q
period 2007-09-30
ROPER INDUSTRIES INC /DE/
filed 2007-11-09
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2007.

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

The number of shares outstanding of the Registrant's common stock as of November 2, 2007 was approximately 88,665,483.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$ 532,902	$ 427,217	$ 1,541,965	$ 1,235,250
Cost of sales	261,123	208,967	769,643	609,720
Gross profit	271,779	218,250	772,322	625,530

Selling, general and administrative expenses	158,041	130,730	457,777	385,142
Income from operations	113,738	87,520	314,545	240,388

Interest expense	13,119	11,066	39,957	33,178
Other income/(expense)	(404)	267	(1,884)	108

Earnings before income taxes	100,215	76,721	272,704	207,318

Income taxes	35,075	25,907	94,901	70,725

Net earnings	$ 65,140	$ 50,814	$ 177,803	$ 136,593

Net earnings per share:
Basic	$ 0.74	$ 0.58	$ 2.01	$ 1.58
Diluted	0.70	0.56	1.91	1.51

Weighted average common shares outstanding:
Basic	88,575	87,050	88,286	86,679
Diluted	93,559	90,963	92,934	90,640

Dividends declared per common share	$ 0.06500	$ 0.05875	$ 0.19500	$ 0.17625

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2007	2006
ASSETS:

Cash and cash equivalents	$ 125,931	$ 69,478
Accounts receivable, net	364,751	324,514
Inventories	183,021	168,319
Deferred taxes	19,086	17,908
Other current assets	71,321	47,276
Total current assets	764,110	627,495

Property, plant and equipment, net	105,528	107,003
Goodwill	1,689,904	1,651,208
Other intangible assets, net	626,093	544,136
Deferred taxes	24,795	21,702
Other noncurrent assets	41,638	43,815

Total assets	$ 3,252,068	$ 2,995,359

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$ 106,555	$ 96,139
Accrued liabilities	182,924	184,148
Income taxes payable	24,957	5,896
Deferred taxes	1,466	1,555
Current portion of long-term debt	322,147	299,911
Total current liabilities	638,049	587,649

Long-term debt	656,198	726,881
Deferred taxes	199,955	169,994
Other liabilities	44,675	23,996
Total liabilities	1,538,877	1,508,520

Commitments and contingencies

Common stock	909	900
Additional paid-in capital	749,312	717,751
Retained earnings	879,093	721,899
Accumulated other comprehensive earnings	105,988	68,666
Treasury stock	(22,111)	(22,377)
Total stockholders’ equity	1,713,191	1,486,839

Total liabilities and stockholders’ equity	$ 3,252,068	$ 2,995,359

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$ 177,803	$ 136,593
Depreciation	23,560	21,632
Amortization	46,643	38,694
Income Taxes	22,634	(770)
Other, net	(43,669)	(42,616)

Cash provided by operating activities	226,971	153,533

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(106,287)	(103,394)
Capital expenditures	(19,591)	(23,547)
Other, net	(3,596)	(1,383)

Cash used by investing activities	(129,474)	(128,324)

Cash flows from financing activities:
Term note payments	(49,125)	(24,563)
Debt payments, net	(1,541)	(19,293)
Dividends	(17,182)	(15,291)
Excess windfall tax benefit	6,536	5,051
Proceeds from exercise of stock options	12,919	13,257
Other, net	1,351	1,191

Cash used by financing activities	(47,042)	(39,648)

Effect of foreign currency exchange rate changes on cash	5,998	2,201

Net increase/( decrease) in cash and cash equivalents	56,453	(12,238)

Cash and cash equivalents, beginning of period	69,478	53,116

Cash and cash equivalents, end of period	$ 125,931	$ 40,878

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2006	$ 900	$ 717,751	$ 721,899	$ 68,666	$ (22,377)	$ 1,486,839

Adjustment to adopt FASB Interpretation No. 48	-	-	(3,349)	-	-	(3,349)
Net earnings	-	-	177,803	-	-	177,803
Stock option exercises	8	12,950	-	-	-	12,958
Treasury stock transactions	-	1,085	-	-	266	1,351
Currency translation adjustments, net of $6,757 tax	-	-	-	38,898	-	38,898
Unrealized gain on derivative, shown net of $(849) tax	-	-	-	(1,576)	-	(1,576)
Stock based compensation	-	15,134	-	-	-	15,134
Restricted stock grants	1	(2,973)	-	-	-	(2,972)
Stock option tax benefit	-	5,365	-	-	-	5,365
Dividends declared	-	-	(17,260)	-	-	(17,260)
Balances at September 30, 2007	$ 909	$ 749,312	$ 879,093	$ 105,988	$ (22,111)	$ 1,713,191

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2007

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three-month andnine-month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2006 Annual Report on Form 10-K filed March 1, 2007 with the Securities and Exchange Commission (“SEC”).

2.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. For the nine month period ended September 30, 2007, there were 28,500 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, and none for the three month period ended September 30, 2007. For the three and nine month periods ended September 30, 2006, there were 60,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands).

	Three months ended September 30,		Nine months ended September 30 ,
	2007	2006	2007	2006
Basic shares outstanding	88,575	87,050	88,286	86,679
Effect of potential common stock
Common stock awards	1,463	1,793	1,462	1,852
Senior subordinated convertible notes	3,521	2,120	3,186	2,109
Diluted shares outstanding	93,559	90,963	92,934	90,640

3.	Stock Based Compensation

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

The Company recognized stock based compensation expense of $5.4 million and $3.9 million for the three months ended September 30, 2007 and 2006, respectively, and $15.1 million and $11.0 million for the nine months ended September 30, 2007 and 2006, respectively. The total tax effect recognized in net income related to stock based compensation for the nine months ended September 30, 2007 and 2006 was $5.3 million and $3.8 million, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $5.4 million and $4.9 million, respectively, for the nine months ended September 30, 2007 and 2006.

Stock Options - In the nine months ended September 30, 2007, 542,000 options were granted with a weighted average fair value of $13.72. During the same period in 2006, 574,000 options were granted with a weighted average fair value of $13.18. All options were issued at grant date fair value.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2007 using the Black-Scholes option-pricing model:

Fair value per share ($)	13.72
Risk-free interest rate (%)	4.72
Expected option life (years)	4.5
Expected volatility (%)	20.91
Expected dividend yield (%)	0.50

Cash received from option exercises for the nine months ended September 30, 2007 and 2006 was approximately $13.0 million and $13.3 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2007, the Company granted 79,769 shares of restricted stock and 154,500 shares of performance based restricted stock with a weighted average fair value of $52.40. During the same period in 2006, 254,000 shares of restricted stock were granted with a weighted average fair value of $43.41. All grants were issued at grant date fair value.

During the nine months ended September 30, 2007, 187,390 restricted shares vested with a weighted average grant date fair value of $38.24, at a weighted average vest date fair value of $53.26.

Employee Stock Purchase Plan - During the nine months ended September 30, 2007 and 2006, participants of the Employee Stock Purchase Plan purchased 26,468 and 27,937 shares, respectively, of Roper's common stock for total consideration of $1.3 million and $1.2 million, respectively. All shares were purchased from Roper's treasury shares.

4.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended September 30, 2007 and 2006 were $86,490 and $54,062, respectively, and $215,125 and $155,820 for the nine months ended September 30, 2007 and 2006, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

5.	Inventories

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials and supplies	$ 121,577	$ 114,131
Work in process	29,095	27,617
Finished products	62,610	53,919
Inventory reserves	(30,261)	(27,348)
	$ 183,021	$ 168,319

6.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2006	$ 428,290	$ 364,548	$ 393,776	$ 464,594	$ 1,651,208

Additions	-	31,541	9,055	-	40,596
Other	-	(32,804)	-	724	(32,080)
Currency translation adjustments	11,979	6,458	8,248	3,495	30,180
Balances at September 30, 2007	$ 440,269	$ 369,743	$ 411,079	$ 468,813	$ 1,689,904

Other primarily represents purchase price allocation adjustments for Dynisco, which was purchased on November 30, 2006.

7.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
		(in thousands)
Assets subject to amortization:
Customer related intangibles	$ 414,524	$ (62,553)	$ 351,971
Unpatented technology	31,571	(8,928)	22,643
Software	56,465	(17,869)	38,596
Patents and other protective rights	26,709	(13,205)	13,504
Backlog	19,460	(9,198)	10,262
Trade secrets	4,114	(2,621)	1,493
Assets not subject to amortization:
Trade names	105,667	-	105,667
Balances at December 31, 2006	$ 658,510	$ (114,374)	$ 544,136

Assets subject to amortization:
Customer related intangibles	$ 504,558	$ (86,631)	$ 417,927
Unpatented technology	36,328	(12,829)	23,499
Software	53,703	(22,541)	31,162
Patents and other protective rights	52,803	(20,202)	32,601
Backlog	16,549	(12,202)	4,347
Trade secrets	8,249	(3,886)	4,363
Assets not subject to amortization:
Trade names	112,194	-	112,194
Balances at September 30, 2007	$ 784,384	$ (158,291)	$ 626,093

The increase in intangible assets during the nine months ended September 30, 2007 related to the acquisitions of JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond as well as a revised allocation of the intangible assets of Dynisco, purchased in November 2006. The revised allocation resulted in a $60 million increase in intangible assets, and a corresponding decrease in goodwill, prior to deferred taxes.

Amortization expense of other intangible assets was $43,968 and $35,202 during the nine months ended September 30, 2007 and 2006, respectively.

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

Over recent years there has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper and certain of its subsidiaries have been named defendants in some such cases. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the nine months ended September 30, 2007 is presented below (in thousands).

Balance at December 31, 2006	$ 7,632
Additions charged to costs and expenses	5,033
Deductions	(4,351)
Other	368
Balance at September 30, 2007	$ 8,682

9.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Net sales:
Industrial Technology	$ 161,828	$ 140,624	15.1%	$ 477,667	$ 402,204	18.8%
Energy Systems & Controls	131,033	88,485	48.1	361,044	233,109	54.9
Scientific & Industrial Imaging	91,331	83,501	9.4	277,042	249,923	10.9
RF Technology	148,710	114,607	29.8	426,212	350,014	21.8

Total	$ 532,902	$ 427,217	24.7%	$ 1,541,965	$ 1,235,250	24.8%

Gross profit:
Industrial Technology	$ 78,394	$ 65,863	19.0%	$ 228,407	$ 192,389	18.7%
Energy Systems & Controls	70,907	48,809	45.3	191,159	126,473	51.1
Scientific & Industrial Imaging	50,242	49,017	2.5	152,629	141,725	7.7
RF Technology	72,236	54,561	32.4	200,127	164,943	21.3

Total	$ 271,779	$ 218,250	24.5%	$ 772,322	$ 625,530	23.5%

Operating profit*:
Industrial Technology	$ 42,065	$ 32,747	28.5%	$ 120,721	$ 92,489	30.5%
Energy Systems & Controls	31,858	25,108	26.9	81,579	59,077	38.1
Scientific & Industrial Imaging	16,385	18,832	(13.0)	53,453	52,703	1.4
RF Technology	34,997	19,344	80.9	90,669	62,368	45.4

Total	$ 125,305	$ 96,031	30.5%	$ 346,422	$ 266,637	29.9%

Long-lived assets
Industrial Technology	$ 44,200	$ 46,635	(5.2)%
Energy Systems & Controls	26,143	23,346	12.0
Scientific & Industrial Imaging	28,234	25,027	12.8
RF Technology	22,096	22,834	(3.2)

Total	$ 120,673	$ 117,842	2.4%

      * Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. Such expenses were $11,567 and $8,511 for the three months ended September 30, 2007 and 2006, respectively, and $31,877 and $26,249 for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $21.3 million of unrecognized tax benefits of which, if ultimately recognized, $10.1 million will reduce the Company’s tax rate in the year the benefits are recognized. There have been no material changes in the unrecognized tax benefits since January 1, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.7 million for interest and penalties at January 1, 2007. The change in accrual for interest and penalties for the nine months ended September 30, 2007 was not material. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2003 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

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

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our investments. During the first nine months of 2007, our results of operations benefited from the 2006 acquisitions of Sinmed Holding International BV (“Sinmed”) on April 5, 2006, Intellitrans, LLC (“Intellitrans”) on April 26, 2006, Lumenera Corporation (“Lumenera”) on July 25, 2006, AC Analytical Controls Holding B.V. (“AC Controls”) on August 8, 2006, and Dynisco Parent, Inc. (“Dynisco”) on November 30, 2006, and the 2007 acquisitions of JLT Mobile Computers, Inc. (“JLT”) on February 21, 2007, DJ Instruments on February 28, 2007, Roda Deaco Valve Ltd., (“Roda Deaco”) on March 22, 2007, Dynamic Instruments, Inc., (“Dynamic Instruments”) including its wholly owned subsidiary, Hardy Instruments, Inc., on June 21, 2007, and Black Diamond Advanced Technology, LLC, (“Black Diamond”) on September 24, 2007.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2007, our allowance for doubtful accounts receivable, sales returns and sales credits was $11.6 million, or 3.1% of total gross accounts receivable of $376.4 million. The reserve at December 31, 2006 was $9.0 million.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2007, inventory reserves for excess and obsolete inventory were $30.0 million, or 14.1% of gross first-in, first-out inventory cost. The reserve as a percentage of gross first-in, first-out inventory cost has increased 0.5% from December 31, 2006 based upon evaluations performed within our specific business units, primarily in the Scientific and Industrial Imaging segment.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2007, the accrual for future warranty obligations was $8.7 million or 0.4% of annualized third quarter sales and is consistent with prior quarters.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2007, we recognized $33.4 million of net sales using this method. In addition, approximately $139.2 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2007. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 35.0%. We expect to experience a similar rate in future quarters, however, we continue to experience upward rate pressures due to a higher proportion of our sales in higher tax jurisdictions.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales
Industrial Technology	$ 161,828	$ 140,624	$ 477,667	$ 402,204
Energy Systems & Controls	131,033	88,485	361,044	233,109
Scientific & Industrial Imaging	91,331	83,501	277,042	249,923
RF Technology	148,710	114,607	426,212	350,014
Total	$ 532,902	$ 427,217	$ 1,541,965	$ 1,235,250
Gross profit:
Industrial Technology	48.4%	46.8%	47.8%	47.8%
Energy Systems & Controls	54.1	55.2	52.9	54.3
Scientific & Industrial Imaging	55.0	58.7	55.1	56.7
RF Technology	48.6	47.6	47.0	47.1
Total	51.0	51.1	50.1	50.6
Selling, general & administrative expenses:
Industrial Technology	22.4%	23.5%	22.5%	24.8%
Energy Systems & Controls	29.8	26.8	30.4	28.9
Scientific & Industrial Imaging	37.1	36.1	35.8	35.6
RF Technology	25.0	30.7	25.7	29.3
Total	27.5	28.6	27.6	29.1
Segment operating profit:
Industrial Technology	26.0%	23.3%	25.3%	23.0%
Energy Systems & Controls	24.3	28.4	22.6	25.3
Scientific & Industrial Imaging	17.9	22.6	19.3	21.1
RF Technology	23.5	16.9	21.3	17.8
Total	23.5	22.5	22.5	21.6
Corporate administrative expenses	(2.2)	(2.0)	(2.1)	(2.1)
	21.3	20.5	20.4	19.5
Interest expense	(2.5)	(2.6)	(2.6)	(2.7)
Other income/(expense)	(0.1)	0.1	(0.1)	-
Earnings before income taxes	18.8	18.0	17.7	16.8
Income taxes	(6.6)	(6.1)	(6.2)	(5.7)
Net earnings	12.2%	11.9%	11.5%	11.1%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net sales for the quarter ended September 30, 2007 were $532.9 million as compared to $427.2 million in the prior-year quarter, an increase of 24.7%. Our third quarter 2007 results included a full quarter of sales from the 2006 acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco, and the 2007 acquisitions of JLT, DJ Instruments, Roda Deaco and Dynamic Instruments. Approximately $39.3 million of our sales increase was due to acquisitions; however, all four segments showed improvement over the prior year quarter resulting in internal sales growth of 16%.

In our Industrial Technology segment, net sales were up 15.1% to $161.8 million in the third quarter of 2007 as compared to $140.6 million in the third quarter of 2006 due to strength in municipal water and oil and gas markets as well as broad-based demand for material test products. Gross margins increased to 48.4% in the third quarter of 2007 as compared to 46.8% for the third quarter of 2006. SG&A expenses as a percentage of net sales were 22.4%, down from 23.5% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 26.0% in the third quarter of 2007 as compared to 23.3% in the third quarter of 2006.

Net sales in our Energy Systems & Controls segment increased by 48.1% to $131.0 million during the third quarter of 2007 compared to $88.5 million in the third quarter of 2006. Sales increased approximately 40% due to the contribution of Dynisco and Dynamic Instruments. Gross margins decreased to 54.1% in the third quarter of 2007 compared to 55.2% in the third quarter of 2006 due to the mix change within the segment caused by the inclusion of the lower gross margin Dynisco business. SG&A expenses as a percentage of net sales increased to 29.8% compared to prior year quarter at 26.8% largely due to the additional non-cash amortization of intangible assets related to our acquisitions. The resulting operating margins were 24.3% in the third quarter of 2007 as compared to 28.4% in the third quarter of 2006.

Net sales in our Scientific & Industrial Imaging segment increased by 9.4% to $91.3 million during the third quarter of 2007 as compared to $83.5 million in the third quarter of 2006. Sales increased approximately 5% due to acquisitions. Internal sales increased by 4.8% with gains in our microscopy and medical businesses offset by declines in camera product sales due to reduced U.S. government funding and a supplier quality issue with computer touch screens slowing sales and profitability of DAP product lines. Gross margins decreased to 55.0% in the third quarter of 2007 from 58.7% in the third quarter of 2006 due primarily to the additional costs related to the DAP touch screen quality issue that continued into the third quarter. SG&A as a percentage of net sales was 37.1% in the third quarter of 2007 as compared to 36.1% in the third quarter of 2006. As a result, operating margins were 17.9% in the third quarter of 2007 as compared to 22.6% in the third quarter of 2006.

In our RF Technology segment, net sales were up 29.8% at $148.7 million compared to $114.6 million in the third quarter of 2006. The increase is due to internal growth in our security and tolling and traffic management businesses. Gross margins were 48.6% as compared to 47.6% in the prior year quarter. The increase is due to strong shipments of RFID tags during the quarter, which have a higher gross margin. SG&A as a percentage of sales in the third quarter of 2007 was 25.0%, down from 30.7% in the prior year due to operating leverage on increased sales with a resulting operating profit margin of 23.5% as compared to 16.9% in 2006.

Corporate expenses were $11.6 million in the third quarter of 2007 as compared to $8.5 million in the third quarter of 2006. The increase was due to a $1.6 million increase in stock compensation costs in the third quarter of 2007 as compared to the third quarter of 2006 related to the increase in the fair value of stock awards issued in 2007, due to the higher price of Roper stock at grant date, as well as expenses in the third quarter of 2007 related to due diligence and related professional fees.

Interest expense of $13.1 million for the third quarter of 2007 was $2.0 million higher as compared to the third quarter of 2006. This is due to higher average balances on our credit facility due to the acquisition of Dynisco in November 2006, and the 2007 acquisitions of DJ Instruments, JLT, Roda Deaco, Dynamic Instruments, and Black Diamond.

Income taxes were 35.0% of pretax earnings in the current quarter, up from the third quarter 2006 rate of 33.8%. The prior year rate included benefits from the expiration of certain tax years and certain tax return to tax provision adjustments. The current year quarter did not benefit from these adjustments.

At September 30, 2007, the functional currencies of our non-U.S. subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at September 30, 2006 and December 31, 2006. The currency changes resulted in an increase of $24.3 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $15.3 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the third quarter of 2007 increased slightly due to the weakening of the US dollar as compared to a year ago. The difference between the operating results for these companies for the three months ended September 30, 2007, translated into U.S. dollars was approximately 1%.

Net orders were $532.9 million for the quarter, 22.3% higher than the third quarter 2006 net order intake of $435.7 million. Approximately $44 million of the order increase was due to acquisitions resulting in internal growth of 12.3%. We experienced strong bookings in all of our segments. Overall, our order backlog at September 30, 2007 was up 23.5% as compared to September 30, 2006. The increase is due to internal growth of 19.0%, with the remainder of the increase due to acquisitions.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2007	2006	2007	2006
	(in thousands)
Industrial Technology	$ 153,236	$ 149,801	$ 99,114	$ 90,633
Energy Systems & Controls	145,855	89,003	98,752	64,635
Scientific & Industrial Imaging	95,633	85,758	74,202	62,087
RF Technology	138,219	111,113	259,860	213,452
	$ 532,943	$ 435,675	$ 531,928	$ 430,807

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2007 were $1.54 billion as compared to $1.24 billion in the prior-year nine month period, an increase of 24.8%. Results of the nine month period ended September 30, 2007 included sales from the 2006 acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls and Dynisco, and partial period results from the 2007 acquisitions of JLT, DJ Instruments, Roda Deaco, and Dynamic Instruments. Approximately $129 million of our sales increase was due to acquisitions; however, all four segments showed improvement over the prior year nine month period resulting in internal sales growth of 15%.

In our Industrial Technology segment, net sales were up 18.8% to $477.7 million in the first nine months of 2007 as compared to $402.2 million in the first nine months of 2006 due primarily to increased sales of water meters with new integrated radio frequency technology and strong sales in our material test products. Gross margins were unchanged at 47.8% for both the first nine months of 2007 and 2006. We have experienced increases in raw materials cost in some of our businesses which have been offset by leverage on higher sales and other cost containment activities. SG&A expenses as a percentage of net sales were 22.5%, down from 24.8% in the prior year nine month period due to operating leverage from higher sales. The resulting operating profit margins were 25.3% in the first nine months of 2007 as compared to 23.0% in the first nine months of 2006.

Net sales in our Energy Systems & Controls segment increased by 54.9% to $361.0 million during the first nine months of 2007 compared to $233.1 million in the first nine months of 2006. Sales increased approximately 42% due to AC Controls and Dynisco, purchased in 2006, and the 2007 acquisitions of Roda Deaco and Dynamic Instruments. Gross margins decreased to 52.9% in the first nine months of 2007 compared to 54.3% in the first nine months of 2006 due to the mix change within the segment caused by the inclusion of the lower gross margin Dynisco business and a $0.8 million inventory step-up charge in 2007. SG&A expenses as a percentage of net sales increased to 30.4% in the current nine month period from 28.9% in the prior year nine month period largely due to the additional non-cash amortization of intangible assets related to our acquisitions. As a result, operating margins were 22.6% in the first nine months of 2007 as compared to 25.3% in first nine months of 2006.

In our Scientific & Industrial Imaging segment net sales increased 10.9% to $277.0 million in the first nine months of 2007 as compared to $249.9 million in the first nine months of 2006. Sales increased approximately 7% due to acquisitions. Internal sales increased by 3.9% with gains in our microscopy and medical businesses offset by declines in industrial camera sales and a supplier quality issue with computer touch screens slowing sales and profitability of DAP product lines. Gross margins decreased to 55.1% in the first nine months of 2007 from 56.7% in the first nine months of 2006. SG&A as a percentage of net sales was relatively unchanged at 35.8% in the nine month period ended September 30, 2007 as compared to 35.6% in the prior year period. As a result, operating margins were 19.3% in the first nine months of 2007 as compared to 21.1% in the first nine months of 2006.

In our RF Technology segment, net sales were up 21.8% to $426.2 million compared to $350.0 million in the first nine months of 2006. Internal growth was 20%, driven by growth in our tolling and traffic management business. Acquisitions added 2% of growth to the segment. Gross margins were relatively unchanged at 47.0% as compared to 47.1% in the prior year nine month period. SG&A as a percentage of sales in the first nine months of 2007 was 25.7% down from 29.3% in the prior year due to leverage on increased sales, with a resulting operating profit margin of 21.3% as compared to 17.8% in 2006.

Corporate expenses were $31.9 million in the nine month period ended September 30, 2007 as compared to $26.2 million in the first nine months of 2006. The increase was due to a $4.1 million increase in stock compensation costs in the first nine months of 2007 as compared to the first nine months of 2006 related to the increase in the fair value of stock awards issued in 2007, due to the higher price of Roper stock at grant date, as well as expenses in the first nine months of 2007 related to due diligence and related professional fees.

Interest expense of $40.0 million for the first nine months of 2007 was $6.8 million higher as compared to the first nine months of 2006. This is due to higher average balances on our credit facility due to the acquisitions of Dynisco in November 2006, and the 2007 acquisitions of DJ Instruments, JLT, Roda Deaco, Dynamic Instruments, and Black Diamond.

Income taxes were 34.8% of pretax earnings in the first nine months of 2007 as compared to 34.1% in the first nine months of 2006. This increase is attributable to the increasing sales and income of our domestic operations subject to additional state income tax and lower credits for our export sales, offset by a reduction in the effective tax rate in Denmark which went into effect during the second quarter of 2007.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $91.4 million in the third quarter of 2007 as compared to $47.8 million in the third quarter of 2006, due to higher income levels and lower tax payments in the third quarter of 2007 as compared to the third quarter of 2006. Cash used in investing activities during the current year quarter was primarily capital expenditures and business acquisitions, and primarily business acquisitions in the prior year quarter. Cash used in financing activities during the current and prior year quarter resulted primarily from dividend and debt payments. Principal payments of $16.4 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Year to date net cash provided by operating activities was $227.0 million in the nine month period ended September 30, 2007 as compared to $153.5 million in the nine month period ended September 30, 2006, a 48% increase. This increase is primarily due to the higher income levels over the prior year period, and improved working capital metrics. Cash used in investing activities during both the current and prior year nine month periods was primarily business acquisitions. Cash used in financing activities during the current and prior year nine month periods was for paydown on our revolving credit line, scheduled payments on our term debt and dividend payments. $50.7 million of debt was repaid over the nine months ended September 30, 2007 as compared with $43.9 million in the prior-year period. In the current year, principal payments of $49.1 million were made on the Company’s $655.0 million term loan in accordance with the terms of the credit facility.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $322.3 million at September 30, 2007 compared to $270.3 million at December 31, 2006, reflecting increases in working capital due to 2007 and 2006 acquisitions and a higher level of sales in the third quarter of 2007. Total debt was $978.3 million at September 30, 2007 compared to $1.03 billion at December 31, 2006. The leverage of the Company is shown in the following table:

	September 30, 2007	December 31, 2006
	(in thousands)
Total Debt	$ 978,345	$ 1,026,792
Cash	(125,931)	(69,478)
Net Debt	852,414	957,314
Stockholders’ Equity	1,713,191	1,486,839
Total Net Capital	$ 2,565,605	$ 2,444,153

Net Debt / Total Net Capital	33.2%	39.2%

Our debt consists of a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, and $230 million of senior subordinated convertible notes. The credit facility consists of a $655 million amortizing term loan with a five year maturity and a $400 million revolving loan with a five year maturity. Our senior subordinated convertible notes are due in 2034. At September 30, 2007, our debt consisted of the $230 million in senior subordinated convertible notes, $543.4 million of term loans and $201.0 million in outstanding revolver debt under the credit facility. The Company also had $62.9 million of outstanding letters of credit at September 30, 2007. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the nine month period ended September 30, 2007.

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $19.6 million and $23.5 million were incurred during the nine month periods ended September 30, 2007 and 2006, respectively. The decrease over the prior year period was primarily due to the non-recurrence of $4.8 million in expenditures related to our new facility in Houston in the first quarter of 2006. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $21.3 million of unrecognized tax benefits of which, if ultimately recognized, $10.1 million will reduce the Company’s tax rate in the year the benefits are recognized. There have been no material changes in the unrecognized tax benefits since January 1, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued $1.7 million for interest and penalties at January 1, 2007. The change in accrual for interest and penalties for the nine months ended September 30, 2007 was not material. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2003 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

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

At September 30, 2007, we had a combination of fixed-rate borrowings (primarily our $230 million senior subordinated convertible notes and $250 million of our term loan with accompanying interest rate swap) and variable rate borrowings under the $1.055 billion credit facility. Our $655 million 5-year term note under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. To reduce the financial risk of future rate increases, the Company entered into a $250 million fixed rate swap agreement expiring on March 13, 2008. At September 30, 2007, the prevailing market rates were between 1.9% and 2.7% higher than the fixed rate on our debt instruments.

At September 30, 2007, Roper’s outstanding variable-rate borrowings under the $1.055 billion credit facility were $494.4 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $4.9 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 28.3% of our total third quarter 2007 sales and 65.2% of these sales were by companies with a European functional currency. The U.S. dollar weakened against nearly all reporting currencies during the third quarter of 2007 versus December 31, 2006. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during third quarter 2007 versus exchange rates experienced during third quarter 2006 led to increased operating profits of approximately 1%. If these currency exchange rates had been 10% different throughout the third quarter of 2007 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $2.9 million.

The changes in these currency exchange rates relative to the U.S. dollar during the third quarter of 2007 compared to currency exchange rates at December 31, 2006 resulted in an increase in net assets of $24.3 million that was reported as a component of comprehensive earnings, $15.3 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Item 6.           Exhibits

(a) 3.1	Certificate of Amendment, amending Restated Certificate of Incorporation.
(b) 4.1	Form of Indenture for Debt Securities.
4.2	Form of Debt Securities (included in Exhibit 4.3).
(c) 4.3	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer , filed herewith.
31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.

___________________________

      (a) Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007.

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

Roper Industries, Inc.

Signature	Title	Date
/s/ Brian D. Jellison	Chairman of the Board, President,	November 9, 2007
Brian D. Jellison	and Chief Executive Officer

/s/ John Humphrey	Chief Financial Officer and Vice President	November 9, 2007
John Humphrey

/s/ Paul J. Soni	Vice President and Controller	November 9, 2007
Paul J. Soni

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                          Exhibit

3.1     Certificate of Amendment, amending Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007.

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

  32.1      Section 1350 Certification of the Chief Financial Officer, filed herewith.