Form 10-K
period 2007-12-31
ROPER INDUSTRIES INC /DE/
filed 2008-02-29
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Large accelerated file [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). [  ] Yes [X] No

Based on the closing sales price on the New York Stock Exchange on June 30, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $5,099,420,564

Number of shares of Registrant’s Common Stock outstanding as of February 22, 2008: 89,306,840.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 6, 2008, are incorporated by reference into Part III of this Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

ITEM 1.     BUSINESS

Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research and medical, security and other niche markets.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added services, engineered products and solutions and are capable of achieving growth and maintaining high margins. We compete in many niche markets and believe that we are the market leader or a competitive alternative to the market leader in the majority of these markets.

We continued our growth in 2007 from internal growth and the full-year contributions from the 2006 acquisitions of Sinmed Holding International BV (“Sinmed”) on April 5, 2006, Intellitrans, LLC (“Intellitrans”) on April 26, 2006, Lumenera Corporation (“Lumenera”) on July 25, 2006, AC Analytical Controls Holding B.V. (“AC Controls”) on August 8, 2006 and Dynisco Parent, Inc. (“Dynisco”) on November 30, 2006. We acquired JLT Mobile Computers, Inc. (“JLT”) on February 21, 2007, DJ Instruments on February 28, 2007, Roda Deaco Valve Ltd., (“Roda Deaco”) on March 22, 2007, Dynamic Instruments, Inc., (“Dynamic Instruments”) including its wholly owned subsidiary, Hardy Instruments, Inc., on June 21, 2007, and Black Diamond Advanced Technology, LLC, (“Black Diamond”) on September 24, 2007, all of which were purchased for cash and financed through borrowings under our credit agreement and cash generated from operations.

During the fourth quarter of 2007, we contributed the Redlake Motion product line and working capital for a minority investment in Integrated Design Tools, Inc.

All reports filed electronically by Roper with the United States Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.roperind.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material Roper files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s Corporate Governance Guidelines; the charters of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee; and the Code of Business Conduct & Ethics are also available on the Company’s website.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding Roper’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, Roper filed with the New York Stock Exchange (the “NYSE”) the Chief Executive Officer certification regarding Roper’s compliance with the NYSE’s Corporate Governance Listing Standards (the “Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards. The certification was filed with the NYSE on June 6, 2007 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

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

Diversified End Markets and Geographic Reach. Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. We have a global presence, with sales of products manufactured and exported from the U.S. and manufactured abroad and sold to customers outside the U.S. accounting for $859 million in 2007, compared to $610 million in 2006. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (“Annual Report”).

Research and Development. We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products to enter new markets. Our research and development spending increased to $67.9 million in 2007 as compared to $58.6 and $53.5 million in 2006 and 2005, respectively. The dollar amount of research and development expense in 2007 increased versus 2006 and decreased slightly as a percent of sales as our internal sales have grown. We expect the dollar amount spent on research and development activities to rise in 2008 as a result of the acquisitions of JLT, Roda Deaco, DJ Instruments, Dynamic Instruments and Black Diamond in 2007.

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

Industrial Technology

Our Industrial Technology segment produces industrial pumps, equipment and consumables for materials analysis, industrial leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading (AMR) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2007, this segment had net sales of $644.4 million, representing 30.7% of our total net sales.

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

Backlog. The Industrial Technology operating units’ sales reflect a combination of standard products and specifically engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain original equipment manufacturers, or OEMs, may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $93.1 million at December 31, 2007, as compared to $95.5 million at December 31, 2006.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers. No customer was responsible for as much as 10% of this segment’s net sales for 2007.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, machinery vibration and other non-destructive inspection and measurement products and solutions, which are provided through six U.S.-based and two European-based operating units. For 2007, this segment had net sales of $516.4 million, representing 24.6% of our total net sales.

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

Sensors and Controls. We manufacture sensors and control equipment including pressure sensors, temperature sensors, measurement instruments and control software for global process industries.

Non-destructive Inspection and Measurement Instrumentation. We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and machinery vibration sensors, switches and transmitters. These solutions are applied principally in energy markets. Many of these products are designed for use in hazardous environments.

Backlog. The Energy Systems and Controls operating units’ sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $93.1 million at December 31, 2007 compared to $79.2 million at December 31, 2006.

Distribution and Sales. Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors in both the U.S. and various other countries.

Customers. None of this segment’s customers accounted for as much as 10% of its net sales in 2007.

Scientific and Industrial Imaging

Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld and vehicle mount computers and software. These products and solutions are provided through five U.S-based and two Canadian-based operating units. For 2007, this segment had net sales of $376.2 million, representing 17.9% of our total net sales.

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

Handheld and Vehicle Mount Computers and Software. We manufacture and sell fully rugged handheld and vehicle mount computers for utility, principally water management, and non-utility markets and we develop and sell software to assist in utility meter reading and service order management.

Backlog. Our Scientific and Industrial Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEMs and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $74.8 million at December 31, 2007, as compared to $68.6 million at December 31, 2006.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Customers. No customer was responsible for as much as 10% of this segment’s net sales for 2007.

RF Technology

Our RF Technology segment provides radio frequency identification (RFID), satellite-based communication technologies and software solutions that are used primarily in comprehensive toll and traffic systems and processing, security and access control, freight matching, mobile asset tracking and water sub-metering and remote temperature monitoring applications. These products and solutions are provided through three U.S.-based operating units. This segment had sales of $565.0 million for the year ended December 31, 2007, representing 26.9% of our total net sales.

Backlog. Backlog typically fluctuates significantly depending on the timing of large project awards. Standard products typically ship within two weeks of receipt of order. This segment’s backlog of firm unfilled orders totaled $271.3 million at December 31, 2007 compared to $261.2 million at December 31, 2006.

Distribution and Sales. Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Customers. No customer was responsible for as much as 10% of this segment’s net sales for 2007.

Materials and Suppliers

We believe that most materials and supplies used by us are readily available from numerous sources and suppliers throughout the world. However, some of our components and sub-assemblies are currently available from a limited number of suppliers. Some high-performance components for digital imaging products can be in short supply and/or suppliers have occasional difficulty manufacturing such components to our specifications. We regularly investigate and identify alternative sources where possible, and we believe that these conditions equally affect our competitors. Thus far, supply shortages have not had a material adverse effect on Roper’s sales although delays in shipments have occurred following such supply interruptions.

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

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own or license the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with employees, to protect our trade secrets and know-how. While we believe that our operating units are not substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights, the product development and market activities of Compressor Controls, Neptune Technology, TransCore and our medical and imaging businesses, in particular, have been planned and conducted in conjunction with continuing patent and license strategies.

Employees

As of December 31, 2007, we had approximately 7,100 total employees, with approximately 5,200 located in the United States. Approximately 275 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.     RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2007, we had approximately $1.06 billion in total consolidated indebtedness. In addition, we had approximately $344 million undrawn availability under our senior secured credit facility. Our total consolidated debt could increase using this additional borrowing capacity. Subject to certain restrictions contained in our senior secured credit facility and other debt agreements, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions.

Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

•	place us at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than us;
•	limit our ability to borrow additional funds;
•	limit our ability to complete future acquisitions;
•	limit our ability to pay dividends;
•	limit our ability to make capital expenditures; and
•	increase our vulnerability to general adverse economic and industry conditions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds, Danish krone and Japanese yen. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 28% of our total net sales for the year ended December 31, 2007 compared to 29% for the year ended December 31, 2006. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings. At present, we do not hedge against foreign currency risks.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for approximately 17% and 14% of our net sales for the years ended December 31, 2007 and December 31, 2006, respectively. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

•	unfavorable changes in or noncompliance with U.S. and other jurisdictions' export requirements;
•	restrictions on the export of technology and related products;
•	unfavorable changes in or noncompliance with U.S. and other jurisdictions' export policies to certain countries;
•	unfavorable changes in the import policies of our foreign markets; and
•	a general economic downturn in our foreign markets.

The occurrence of any of these events could reduce the foreign demand for our products or could limit our ability to export our products and, therefore, could materially negatively affect our future sales and earnings.

Economic, political and other risks associated with our international operations could adversely affect our business.

As of December 31, 2007, approximately 18% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to continue to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

•	adverse changes in a specific country's or region's political or economic conditions, particularly in emerging markets;
•	trade protection measures and import or export requirements;
•	trade liberalization measures which could expose our international operations to increased competition;
•	subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations;
•	partial or total expropriation;
•	potentially negative consequences from changes in tax laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements;
•	longer payment cycles of foreign customers and difficulty in collecting receivables in foreign jurisdictions; and
•	international sentiment towards the U.S.

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

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

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

We purchase many parts and components from suppliers. The availability and prices of parts and components are subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Some high-performance components for digital imaging products may be in short supply and/or suppliers may have occasional difficulty manufacturing these components to meet our specifications. In addition, some of our products are provided by sole source suppliers. Any change in the supply of, or price for, these parts and components could affect our business, financial condition and results of operations.

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

Some of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to, the industrial, energy and semiconductor markets. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter. The business cycles of our different operations may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.

Our intangible assets are valued at an amount that is high relative to our total assets, and a write-off of our intangible assets would negatively affect our results of operations and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2007, goodwill totaled $1.71 billion compared to $1.79 billion of stockholders' equity, which was 49% of our total assets of $3.45 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations become more conservative, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

Any business disruption due to political instability, armed hostilities, incidents of terrorism or natural disasters could adversely impact our financial performance.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding Roper’s periodic or current reports within the last 180 days prior to December 31, 2007.

ITEM 2.     PROPERTIES

Roper’s corporate offices, consisting of 22,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida. We have established manufacturing, sales and service locations around the world to support our operations. The following table sets forth our principal properties as of December 31, 2007:

		Square Footage
Location	Property	Owned	Leased	Industry segment
Tempe, AZ	Office/Mfg.	—	25,100	Industrial Technology
Tucson, AZ	Office/Mfg.	—	49,300	Scientific and Industrial Imaging
Tallassee, AL	Office/Mfg.	300,000	5,000	Industrial Technology
Kanata, Canada	Office/Mfg.	—	25,900	RF Technology
Mississauga, Canada	Office	—	30,000	Industrial Technology
Ottawa, Canada	Office/Mfg.	—	26,300	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	—	27,600	Scientific and Industrial Imaging
Quebec City, Canada	Office/Mfg.	—	25,000	Energy Systems and Controls
Vancouver, Canada	Office/Mfg.	—	25,500	Scientific and Industrial Imaging
Pleasanton, CA	Office	—	37,600	Scientific and Industrial Imaging
San Diego, CA	Office	—	84,500	RF Technology
San Diego, CA	Office/Mfg.	—	31,400	Energy Systems and Controls
Malu, China	Office/Mfg.	—	16,600	Energy Systems and Controls
Louisville, CO	Office/Mfg.	—	50,000	RF Technology
Ballerup, Denmark	Office/Mfg.	—	96,600	Industrial Technology
Verson, France	Office/Mfg.	22,500	—	Energy Systems and Controls
Commerce, GA	Office/Mfg.	203,800	—	Industrial Technology
Büchen, Germany	Office/Mfg.	118,900	—	Industrial Technology
Lauda, Germany	Office/Mfg.	37,900	—	Energy Systems and Controls
Sarasota, FL	Office/HQ.	—	22,000	N/A
Des Moines, IA	Office/Mfg.	—	88,000	Energy Systems and Controls
Kalona, IA	Office/Mfg.	50,000	—	Scientific and Industrial Imaging
Orange City, IA	Office/Mfg.	37,100	—	Scientific and Industrial Imaging
Burr Ridge, IL	Office/Mfg.	55,000	—	Industrial Technology
Acton, MA	Office/Mfg.	—	28,700	Scientific and Industrial Imaging
Franklin, MA	Office/Mfg.	—	62,000	Energy Systems and Controls
Juarez, Mexico	Office/Mfg.	—	59,900	Industrial Technology
Trenton, NJ	Office/Mfg.	40,000	—	Scientific and Industrial Imaging
Albuquerque, NM	Office/Mfg.	—	260,800	RF Technology
Syosset, NY	Office/Mfg.	—	27,500	Scientific and Industrial Imaging
Akron, OH	Office/Mfg.	—	71,700	Energy Systems and Controls
Beaverton, OR	Office	—	48,200	RF Technology
Clackamas, OR	Office/Mfg.	—	128,000	Industrial Technology
Harrisburg, PA	Office/Mfg.	—	73,300	RF Technology
Warrendale, PA	Office/Mfg.	—	76,300	Scientific and Industrial Imaging
Dallas, TX	Office	—	27,200	RF Technology
Houston, TX	Office/Mfg.	—	35,000	Industrial Technology
Houston, TX	Office/Mfg.	—	216,000	Energy Systems and Controls
Bury St. Edmunds, U.K	Office/Mfg.	68,000	—	Energy Systems and Controls
Glasgow, U.K.	Office/Mfg.	27,700	—	Industrial Technology
Snoqualmie, WA	Office/Mfg.	—	65,000	Energy Systems and Controls

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of our security-holders during the fourth quarter of 2007.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2007 and 2006 quarters.

		High	Low	Cash Dividends Declared

2007	4th Quarter	$70.81	$60.43	$0	.07250
	3rd Quarter	65.50	58.36	0	.06500
	2nd Quarter	58.36	53.88	0	.06500
	1st Quarter	55.14	48.61	0	.06500

2006	4th Quarter	$51.31	$44.10	$0	.06500
	3rd Quarter	47.63	42.06	0	.05875
	2nd Quarter	50.39	42.39	0	.05875
	1st Quarter	48.63	38.46	0	.05875

Based on information available to us and our transfer agent, we believe that as of February 22, 2007 there were 259 record holders of our common stock.

Dividends. Roper has declared a cash dividend in each quarter since our February 1992 initial public offering and we have also annually increased our dividend rate since our initial public offering. In November 2007, our Board of Directors increased the quarterly dividend paid January 31, 2008 to $0.0725 per share from $0.0650 per share, an increase of 11.5%. However, the timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities. In 2007, there were no sales of unregistered securities.

Performance Graph. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Roper under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2007, the cumulative total stockholder return for the Company’s common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s Industrials Index (the “S&P Industrials”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the common stock of the Company, the S&P 500 Stock Index and the S&P Industrials Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Roper Industries, Inc.	100.00	135.83	168.78	220.33	281.64	352.19
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Industrials	100.00	132.19	156.03	159.66	180.88	202.64

The information set forth in Item 12 “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The following summary consolidated selected financial data for and as of the end of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 was derived from our audited consolidated financial statements. Our consolidated financial statements for and as of the end of each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report (amounts in thousands, except per share data).

	Years ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Operations data:
Net sales	$2,102,049	$1,700,734	$1,453,731	$969,764	$657,356
Gross profit	1,058,395	861,325	726,407	485,045	346,138
Income from operations(6)	438,354	337,653	264,899	171,302	108,100
Earnings from continuing
operations before change in
accounting principle	250,033	193,324	153,175	93,852	48,061
Net earnings	250,033	193,324	153,175	93,852	45,239

Per share data:
Earnings from continuing
operations before change in
accounting principle:
Basic	$2.83	$2.23	$1.79	$1.26	$0.76
Diluted	2.68	2.13	1.74	1.24	0.75

Net earnings:
Basic	$2.83	$2.23	$1.79	$1.26	$0.72
Diluted	2.68	2.13	1.74	1.24	0.71

Dividends declared	0.27	0.24	0.22	0.20	0.18

Balance sheet data:
Working capital(7)	$283,607	$39,846	$(7,418)	$302,610	$219,695
Total assets	3,453,184	2,995,359	2,522,306	2,366,404	1,514,995
Long-term debt, less current portion	727,489	726,881	620,958	855,364	630,186
Stockholders' equity	1,789,806	1,486,839	1,249,788	1,114,086	655,781

(1)

Includes results from the acquisitions of JLT from February 21, 2007, DJ Instruments from February 28, 2007, Roda Deaco from March 22, 2007, Dynamic Instruments from June 21, 2007, and Black Diamond from September 24, 2007.

(2)	Includes results from the acquisitions of Sinmed from April 5, 2006, Intellitrans from April 26, 2006, Lumenera from July 25, 2006, AC Controls from August 8, 2006 and Dynisco from November 30, 2006.
(3)	Includes results from the acquisitions of Inovonics from February 25, 2005, CIVCO from June 17, 2005 and MEDTEC from November 30, 2005.
(4)	Includes results from the acquisitions of the power generation business of R/D Tech from June 7, 2004 and TransCore from December 13, 2004.
(5)	Balance sheet data includes the effect of the Neptune Technology Group Holdings acquisition effective on December 29, 2003.
(6)	Includes $5.9 million of restructuring expenses in 2003.
(7)

The years ended December 31, 2007, 2006 and 2005 include $230 million of senior subordinated convertible notes required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report.

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research and medical, security and other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On February 21, 2007, we purchased JLT, a provider of rugged computers and software for mobile computing. On February 28, 2007, we purchased DJ Instruments, a manufacturer and provider of pressure measurement sensors. On March 22, 2007, we purchased Roda Deaco, a developer and manufacturer of air intake cut-off devices. On June 21, 2007, we purchased Dynamic Instruments, a provider of audio recording, vibration monitoring and process control equipment for commercial and military markets. On September 24, 2007, we purchased Black Diamond, a provider of rugged mobile computers. The results of DJ Instruments, Roda Deaco and Dynamic Instruments are reported in the Energy Systems and Controls segment, JLT in the Scientific and Industrial Imaging segment, and Black Diamond in the RF Technology segment.

During the year ended December 31, 2007, our results of operations benefited from the full-year results of the 2006 acquisitions of Intellitrans and Sinmed in April, AC Controls in July, Lumenera in August and Dynisco in November, as well as the partial year activities of JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond.

During the year ended December 31, 2006, our results of operations benefited from the full-year results of the 2005 acquisitions of Inovonics, CIVCO and MEDTEC in February, June and November, respectively, as well as the partial year activities of Intellitrans, Sinmed, AC Controls, Lumenera and Dynisco.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenue. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our financial statements. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”),” which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

On January 1, 2007 the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2007, our allowance for doubtful accounts receivable was $10.3 million and our allowance for sales returns and sales credits was $1.6 million, for a total of $11.9 million, or 3.2% of total gross accounts receivable. This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2007 is $2.9 million higher than at December 31, 2006 and has increased slightly as a percent of sales by .04%.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2007, inventory reserves for excess and obsolete inventory were $28.4 million, or 14.0% of gross inventory cost. This percentage has increased from 13.5% at December 31, 2006. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of our obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At December 31, 2007, the reserve for future warranty obligations was $8.5 million. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2007, 2006, and 2005.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2007, we recognized revenue of approximately $135.5 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $94.8 million and $90.0 million of revenue was recognized using this method during the years ended December 31, 2006 and December 31, 2005, respectively. At December 31, 2007, approximately $133.6 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2007, our effective income tax rate was 34.8%, which was higher than the 2006 rate of 34.0%.

Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 22 different business components with individual amounts ranging from zero to approximately $451 million. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2007.

Results of Operations

General

The following tables set forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales. Results from 2005 have been revised to conform to the current segment presentation.

	Years ended December 31,
	2007	2006	2005
Net sales
Industrial Technology	$644,436	$549,993	$496,060
Energy Systems and Controls(1)	516,420	343,699	311,199
Scientific and Industrial Imaging(2)	376,163	338,906	249,898
RF Technology(3)	565,030	468,136	396,574

Total	$2,102,049	$1,700,734	$1,453,731

Gross profit:
Industrial Technology	48.2%	47.9%	47.4%
Energy Systems and Controls	53.6	54.2	54.2
Scientific and Industrial Imaging	54.9	56.8	55.6
RF Technology	46.8	46.8	46.4

Total	50.4	50.6	50.0

Operating profit:
Industrial Technology	25.6%	23.4%	21.2%
Energy Systems and Controls	24.5	26.3	25.9
Scientific and Industrial Imaging	19.5	21.4	19.2
RF Technology	20.7	17.3	14.8

Total	22.9	21.9	20.1

Corporate administrative expenses	(2.0)%	(2.0)%	(1.9)%

Income from continuing operations	20.9	19.9	18.2
Interest expense	(2.5)	(2.6)	(3.0)
Loss on extinguishment of debt	—	—	(0.3)
Other income/(expense)	(0.1)	—	0.2

Income from continuing operations before taxes and
change in accounting principle	18.3	17.3	15.1
Income taxes	(6.4)	(5.9)	(4.6)

Net earnings	11.9%	11.4%	10.5%

(1)  Includes results from the acquisitions of DJ Instruments from February 28, 2007, Roda Deaco from March 22, 2007, Dynamic Instruments from June 21, 2007, AC Controls from August 8, 2006 and Dynisco from November 30, 2006.

(2)  Includes results from the acquisitions of JLT from February 21, 2007, Sinmed from April 5, 2006, Lumenera from July 25, 2006, CIVCO from June 17, 2005, MEDTEC from November 30, 2005 and several smaller business acquired during the years presented.

(3)   Includes results from the acquisitions of Black Diamond from September 24, 2007, Intellitrans from April 26, 2006 and Inovonics from February 25, 2005.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 were $2.10 billion as compared to sales of $1.70 billion for the year ended December 31, 2006, an increase of 23.6%. This increase was the result of sales from acquired companies and strong internal growth. Our 2007 results included a full year of sales from our 2006 acquisitions of Sinmed, Intellitrans, Lumenera, AC Controls, and Dynisco. These results also included ten months of sales from JLT and DJ Instruments, nine months from Roda Deaco, six months from Dynamic Instruments and three months from Black Diamond, all purchased in 2007. Net sales of these acquisitions accounted for approximately $158 million of our 2007 net sales increase over 2006 and growth of our other business accounted for $243 million of the increase, or internal growth of 14.5% including a 2% foreign currency exchange impact.

Net sales for our Industrial Technology segment increased by $94.4 million or 17.2% for the year ended December 31, 2007 over the year ended December 31, 2006. The increase was due primarily to high market penetration for our new radio-frequency integrated water meter at Neptune Technologies, accounting for 63% of the year over year growth. In addition, sales in our materials testing businesses were up $19 million over the prior year due to increased unit sales.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2007 increased by $172.7 million or 50.3% over the year ended December 31, 2006. Approximately $127 million of the increase was due to full year results from the 2006 acquisitions of AC Controls and Dynisco, as well as partial year results for DJ Instruments, Roda Deaco, and Dynamic Instruments. Internal growth was approximately $45 million or 14%, primarily from strength in the oil and gas related businesses, which have benefited from the strong global oil and gas market, as well as improved market penetration in our control valve business.

Our Scientific and Industrial Imaging segment reported an increase in net sales of $37.3 million or 11.0% for the year ended December 31, 2007 over the year ended December 31, 2006. The increase was attributable to the full-year impact of Sinmed and Lumenera acquired in 2006, and partial year impact of JLT in 2007, which accounted for approximately $23 million of the increase over prior year. Internal growth was 4.2%, which was related to increased sales in the electron microscopy market due to higher demand from OEM customers, offset by weakness in our motion camera product line and decreased sales of handheld computers due to supplier issues encountered during the year. The supplier issues have been resolved and we do not expect an adverse impact from these supplier issues going into 2008.

In our RF Technology segment, net sales for the year ended December 31, 2007 increased by $96.9 million or 20.7% over the year ended December 31, 2006. The full-year results of Intellitrans, purchased in April, 2006, and four months from the acquisition of Black Diamond on September 24, 2007, accounted for approximately $7 million of the increase. Internal growth increased 19.3% due to strong performance in our traffic and tolling business, which benefited in the current year from a large Middle East project which will continue into 2008.

Our overall gross profit percentage was 50.4% for the year ended December 31, 2007, as compared to 50.6% for the year ended December 31, 2006. Industrial Technology gross margins increased to 48.2% as compared to 47.9% in the prior year. Our Energy Systems and Controls segment gross margins decreased to 53.6% in 2007 as compared to 54.2% in 2006, due to the mix change within the segment caused by the inclusion of the lower gross margin Dynisco business. Our Scientific and Industrial Imaging segment gross margins were 54.9% in 2007 as compared to 56.8% in 2006, due primarily to the additional costs related to the DAP touch screen quality issue. Our RF Technology segment gross margins remained constant at 46.8% in both 2007 and 2006.

Selling, general and administrative (SG&A) expenses decreased to 29.5% of net sales for the year ended December 31, 2007 from 30.8% of net sales for the year ended December 31, 2006. The decrease is due to leverage from higher sales while making a conscious effort to control general and administrative expenses.

Interest expense increased $7.4 million, or 16.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to higher average debt balances throughout 2007 related to the November 30, 2006 acquisition of Dynisco, and additional borrowings throughout the year for the 2007 acquisitions offset by payments on these balances throughout the year.

The change in other income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to foreign exchange losses at our non-U.S. based companies on U.S. dollar cash, receivables and payables balances as the U.S. dollar weakened against most currencies in 2007.

During 2007, our effective income tax rate was 34.8% versus 34.0% in 2006. This increase was due primarily to the expiration of the extraterritorial income inclusion offset somewhat by an increased benefit from our foreign rate differential.

At December 31, 2007, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2006. The net result of these changes led to an increase in the foreign exchange component of comprehensive earnings of $52.3 million in the year period ending December 31, 2007. Approximately $34.8 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2007, operating profit increased by approximately 1% of sales due to fluctuations in non-U.S. currencies.

The following table summarizes our net sales order information for the years ended December 31, 2007 and 2006 (dollar amounts in thousands).

	2007	2006	change
Industrial Technology	$639,348	$589,322	8.5%
Energy Systems and Controls	525,899	346,880	51.6
Scientific and Industrial Imaging	377,653	341,178	10.7
RF Technology	575,100	511,188	12.5

Total	$2,118,000	$1,788,568	18.4%

The increase in sales orders is due to internal growth of 9.7% with the remainder from acquisitions. The Industrial Technology segment net orders strengthened in most markets over the prior year. Net orders in the Energy Systems and Controls segment increased due to the 2006 and 2007 acquisitions, which accounted for 38.7% of the increase. In addition, there was strong internal growth in our fluid properties testing, non-destructive testing and valve and control businesses. Scientific and Industrial Imaging net orders increased from the inclusion of orders from 2006 and 2007 acquisitions, and also from stronger orders in the electron microscopy market, which led to the higher backlog at 2007 in the Scientific and Industrial Imaging segment. The RF Technology segment experienced strong order growth including a significant international project which began in the fourth quarter of 2006 and continued throughout 2007.

The following table summarizes sales order backlog information at December 31, 2007 and 2006 (dollar amounts in thousands). Roper’s policy is to include in backlog only orders scheduled for shipment within twelve months.

	2007	2006	change
Industrial Technology	$93,076	$95,539	(2.6)%
Energy Systems and Controls	93,102	79,217	17.5
Scientific and Industrial Imaging	74,834	68,600	9.1
RF Technology	271,305	261,243	3.9

Total	$532,317	$504,599	5.5%

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

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2006 increased by $32.5 million or 10.4% over the year ended December 31, 2005. Approximately $19 million, or 6%, of the increase was due to the 2006 acquisitions of AC Controls and Dynisco. Internal growth was approximately $14 million or 4.4%, primarily from strength in the oil and gas related businesses which benefited from the strong global oil and gas market, offset by weak sales at Zetec in the first half of 2006.

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

Selling, general and administrative (SG&A) expenses decreased to 30.8% of net sales for the year ended December 31, 2006 from 31.8% of net sales for the year ended December 31, 2005. The decrease was due to leverage from higher sales while making a conscious effort to control general and administrative expenses.

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

During 2006, our effective income tax rate was 34.0%. In 2005, our effective income tax rate was 30.6% which included a $6.6 million reduction to tax expense related to the repatriation of foreign sourced earnings under section 965 of the Internal Revenue Code at an effective tax rate significantly lower than previously provided on these earnings. As described above, our tax rate in 2007 increased to 34.9% as the Company continues to have a higher percentage of sales in the U.S. subject to additional state income tax.

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

The increase in sales orders was due to internal growth of 12.7% with the remainder from acquisitions. The Industrial Technology segment net orders strengthened in most markets over the prior year and in particular from strong orders for Neptune water meter and RF products, which was also the primary contributor to the increased backlog in this segment as noted in the table below. Scientific and Industrial Imaging net orders increased from the inclusion of orders from the partial year ownership of Sinmed and Lumenera and also from stronger orders in the electron microscopy market, which led to the higher backlog at 2006 in the Scientific and Industrial Imaging segment. The RF Technology segment experienced strong order growth including a significant international project awarded in the fourth quarter of 2006 leading to the increased backlog in this segment.

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $343.8 million for the year ended December 31, 2007, $262.5 million for the year ended December 31, 2006 and $281.3 million for the year ended December 31, 2005. The 2007 increase was primarily due to higher earnings over the prior year and increased amortization of identifiable intangible assets related to our acquisitions. Cash used by investing activities during 2007, 2006, and 2005 were primarily business acquisition costs. Cash from financing activities during each of these years was largely debt repayments and borrowings for acquisitions. Financing activities in 2007 included a $300 million increase to our current $1.055 billion credit agreement by exercise of an accordion feature of the agreement, increasing the total to $1.355 billion.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $305.9 million at December 31, 2007 compared to $270.3 million at December 31, 2006. We acquired approximately $7.5 million of net current assets through business acquisitions during 2007.

Total debt was $1.1 billion at December 31, 2007 (37.2% of total capital) compared to $1.0 billion at December 31, 2006 (40.8% of total capital). Our increased debt at December 31, 2007 compared to December 31, 2006 was due to borrowings related to the exercise of the accordion feature of the credit facility to increase the Company's liquidity.

Our $1.355 billion credit facility consists of a $955 million term loan and a $400 million revolving loan, both with five year maturities. In 2005, the Company entered into a fixed rate swap agreement ending on March 13, 2008 which fixes the interest rate on $250 million of our term notes. The weighted average interest rate on the variable portion of our term loan at December 31, 2007 was 5.75%. At December 31, 2007, our debt consisted of $230 million in senior subordinated convertible notes due in 2034 and a balance of $823.7 million on the term loan. In addition, we had $4.8 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. The Company had $56.3 million of outstanding letters of credit at December 31, 2007, thereby reducing its remaining revolving credit capacity commensurately. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2007.

Capital expenditures of $30.1 million, $32.2 million and $24.8 million were incurred during 2007, 2006 and 2005, respectively. In 2008, we expect capital expenditures as a percentage of sales to be comparable to 2007.

Description of Certain Indebtedness

Senior Secured Credit Facility

In December 2004, we entered into a $1.055 billion senior secured credit facility which consisted of a five-year $655 million term loan and a five-year $400 million revolving loan. The credit agreement contained a $300 million term loan accordion which was exercised in December 2007, thereby increasing the term loan balance to $955 million and the credit facility to $1.355 billion.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2007 (dollars in thousands).

	Payments Due in Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt*	$1,054,986	$329,491	$725,495	$—	$—	$—	$—
Capital leases	3,606	1,612	1,197	657	128	12	—
Operating leases	108,115	27,426	21,873	16,884	11,989	7,929	22,014

Total	$1,166,707	$358,529	$748,565	$17,541	$12,117	$7,941	$22,014

*Includes in 2008 $230 million of senior subordinated convertible notes which are recorded as a current liability, however, the Company does not expect note holders to exercise their conversion rights within the next 12 months.

	Amounts Expiring in Fiscal Year
	Total Amount Committed	2008	2009	2010	2011	2012	Thereafter
Standby letters of credit
and bank guarantees	$56,318	$25,474	$28,708	$653	$18	$1,465	$—

We have excluded $23 million related to the liability for uncertain tax positions under FIN 48 from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long term portion of the liability. See Note 8 to the financial statements.

At December 31, 2007, the Company had outstanding surety bonds of $201.6 million.

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2008 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors and officers liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial intangible assets;
•	our ability to successfully develop new products;
•	failure to protect our intellectual property;
•	economic disruptions caused by terrorist attacks, health crises or other unforeseen events; and
•	the factors discussed in Item 1A to this Annual Report under the heading “Risk Factors.”

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

At December 31, 2007, we had a combination of fixed and floating rate borrowings. Our $1.355 billion senior credit facility contains $955 million in variable rate term loans and a $400 million variable rate revolver. To reduce the financial risk of future rate increases, in 2005 the Company entered into a $250 million fixed rate swap agreement expiring on March 13, 2008. At December 31, 2007, the weighted average interest rate was 5.75% on the variable portion of the term loans and 4.54% on the portion of the term loans covered by the rate swap. Our $230 million senior unsecured convertible notes have a fixed interest rate of 3.75%. At December 31, 2007, the prevailing market rates were between 1.3% and 2.1% higher than the fixed rates on our debt instruments.

At December 31, 2007, Roper’s outstanding variable-rate borrowings not covered by the interest rate swap under the $1.355 billion credit facility were $573.7 million. An increase in interest rates of 1% would increase our annualized interest costs by $5.7 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 28% of our total sales and 68% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most currencies during 2007, which resulted in a 2% sales increase due to foreign currency exchange. The difference between 2007 operating results for these companies translated into U.S. dollars during 2007 and these operating results translated into U.S. dollars during 2006 was approximately 1%. If these currency exchange rates had been 10% different throughout 2007 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately $6.1 million.

The changes in these currency exchange rates relative to the U.S. dollar during 2007 compared to currency exchange rates at December 31, 2006 resulted in an increase in net assets of $52.3 million that was reported as a component of comprehensive earnings, $34.8 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper's common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock prices also influence the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees' perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin at page F-1.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Roper Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded JLT Mobile Computers, Inc.; Black Diamond Advanced Technology, LLC; DJ Instruments; Dynamic Instruments, Inc.; and Roda Deaco Valve, Ltd. from its assessment of internal control over financial reporting as of December 31, 2007, because they were acquired by the Company in purchase business combinations during 2007. We have also excluded JLT Mobile Computers, Inc.; Black Diamond Advanced Technology, LLC; DJ Instruments; Dynamic Instruments, Inc.; and Roda Deaco Valve, Ltd. from our audit of internal control over financial reporting. JLT Mobile Computers, Inc.; Black Diamond Advanced Technology, LLC; DJ Instruments; Dynamic Instruments, Inc.; and Roda Deaco Valve, Ltd. are wholly-owned subsidiaries whose aggregate total assets and aggregate total revenues represent 4.1% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers, LLP
Atlanta, GA
February 29, 2008

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands, except per share data)

	2007	2006
Assets

Cash and cash equivalents	$308,768	$69,478
Accounts receivable, net	359,808	324,514
Inventories, net	174,138	168,319
Deferred taxes	27,800	17,908
Unbilled Receivable	60,218	29,247
Other current assets	20,405	18,029

Total current assets	951,137	627,495

Property, plant and equipment, net	107,513	107,003
Goodwill	1,706,083	1,651,208
Other intangible assets, net	613,505	544,136
Deferred taxes	23,854	21,702
Other assets	51,092	43,815

Total assets	$3,453,184	$2,995,359

Liabilities and Stockholders' Equity

Accounts payable	$115,809	$96,139
Accrued liabilities	194,055	184,148
Income taxes payable	24,121	5,896
Deferred taxes	2,442	1,555
Current portion of long-term debt	331,103	299,911

Total current liabilities	667,530	587,649

Long-term debt, net of current portion	727,489	726,881
Deferred taxes	221,411	169,994
Other liabilities	46,948	23,996

Total liabilities	1,663,378	1,508,520

Commitments and contingencies (Note 13)

Stockholders' equity:

Preferred stock, $0.01 par value per share; 2,000 shares authorized;
none outstanding	—	—
Common stock, $0.01 par value per share; 160,000 shares authorized;
90,995 shares issued and 88,773 outstanding at December 31, 2007 and
90,035 shares issued and 87,779 outstanding at December 31, 2006.	910	900
Additional paid-in capital	757,318	717,751
Retained earnings	944,886	721,899
Accumulated other comprehensive earnings	108,732	68,666
Treasury stock 2,222 shares at December 31, 2007 and 2,256 shares at
December 31, 2006	(22,040)	(22,377)

Total stockholders' equity	1,789,806	1,486,839

Total liabilities and stockholders' equity	$3,453,184	$2,995,359

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2007, 2006 and 2005
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Net sales	$2,102,049	$1,700,734	$1,453,731
Cost of sales	1,043,654	839,409	727,324

Gross profit	1,058,395	861,325	726,407

Selling, general and administrative expenses	620,041	523,672	461,508

Income from operations	438,354	337,653	264,899

Interest expense	52,195	44,801	43,394
Loss on extinguishment of debt	—	—	3,932
Other income (expense)	(2,502)	20	2,994

Earnings from continuing operations before income
taxes	383,657	292,872	220,567

Income taxes	133,624	99,548	67,392

Net earnings	$250,033	$193,324	$153,175

Earnings per share:

Basic	$2.83	$2.23	$1.79
Diluted	$2.68	$2.13	$1.74

Weighted average common shares outstanding:

Basic	88,390	86,842	85,498
Diluted	93,229	90,880	87,884

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS

Years ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	Common Stock		Additional paid-in capital	Unearned compensation on restricted stock grants	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders equity	Compre- hensive earnings
	Shares	Amount
Balances at December 31, 2004	42,416	$436	$650,917	$(5,544)	$415,188	$76,249	$(23,160)	$1,114,086	$121,112

Net earnings	—	—	—	—	153,175	—	—	153,175	$153,175
Stock option exercises	505	5	13,688	—	—	—	—	13,693	—
Treasury stock sold	31	—	906	—	—	—	409	1,315	—
Stock Split 2:1	42,829	440	(440)	—	—	—	—	—	—
Currency translation adjustments, net of $1,869 tax	—	—	—	—	—	(27,855)	—	(27,855)	(27,855)
Restricted Stock Grants	145	2	13,905	(9,584)	—	—	—	4,323	—
Issuance of stock for acquisition	34	—	2,249	—	—	—	—	2,249	—
Stock option tax benefit	—	—	4,225	—	—	—	—	4,225	—
Unrealized gain on interest rate swap, net of
$1,797 tax	—	—	—	—	—	3,337	—	3,337	3,337
Dividends declared ($0.215125 per share)	—	—	—	—	(18,760)	—	—	(18,760)	—

Balances at December 31, 2005	85,960	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788	$128,657

Net earnings	—	—	—	—	193,324	—	—	193,324	$193,324
Reclassification due to change in accounting
principle-FASB Statement No. 123-R	—	—	(15,128)	15,128	—	—	—	—	—
Stock option exercises	1,188	12	20,692	—	—	—	—	20,704	—
Treasury stock sold	38	—	1,193	—	—	—	374	1,567	—
Currency translation adjustments, net of $5,802 tax	—	—	—	—	—	17,768	—	17,768	17,768
Stock based compensation	—	—	15,415	—	—	—	—	15,415	—
Restricted stock grants	593	5	(1,410)	—	—	—	—	(1,405)	—
Stock option tax benefit	—	—	11,539	—	—	—	—	11,539	—
Reduction in unrealized gain on derivative, shown
net of $(289) tax	—	—	—	—	—	(537)	—	(537)	(537)
Adjustment to adopt FASB Statement No. 158,
net of $159 tax	—	—	—	—	—	(296)	—	(296)	—
Dividends declared ($0.24125 per share)	—	—	—	—	(21,028)	—	—	(21,028)	—

Balances at December 31, 2006	87,779	$900	$717,751	$—	$721,899	$68,666	$(22,377)	$1,486,839	$210,555

Adjustment to adopt FASB Interpretation No. 48	—	—	—	—	(3,349)	—	—	(3,349)	—
Net earnings	—	—	—	—	250,033	—	—	250,033	$250,033
Stock option exercises	791	8	15,256	—	—	—	—	15,264	—
Treasury stock sold	27	—	1,426	—	—	—	337	1,763	—
Currency translation adjustments, net of $9,979
tax	—	—	—	—	—	42,326	—	42,326	42,326
Stock based compensation	—	—	20,716	—	—	—	—	20,716	—
Restricted stock grants	176	2	(3,560)	—	—	—	—	(3,558)	—
Stock option tax benefit	—	—	5,729	—	—	—	—	5,729	—
Reduction in unrealized gain on derivative, shown
net of $(1,217) tax	—	—	—	—	—	(2,260)	—	(2,260)	(2,260)

Dividends declared ($0.2675 per share)	—	—	—	—	(23,697)	—	—	(23,697)	—

Balances at December 31, 2007	88,773	$910	$757,318	$—	$944,886	$108,732	$(22,040)	$1,789,806	$290,099

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$250,033	$193,324	$153,175
Adjustments to reconcile net earnings to cash flows
from operating activities:
Depreciation and amortization of property, plant and
equipment	31,805	29,939	28,413
Amortization of intangible assets and deferred
financing costs	61,375	52,105	42,906
Non-cash stock compensation	20,688	15,415	4,323
Changes in operating assets and liabilities, net of
acquired businesses:
Accounts receivable	(21,243)	(34,580)	(10,531)
Inventories	(489)	(14,442)	9,881
Unbilled Receivables	(30,971)	(5,032)	(3,877)
Accounts payable and accrued liabilities	14,219	32,943	11,240
Income taxes payable	23,840	(4,506)	41,633
Other, net	(5,450)	(2,628)	4,138

Cash provided by operating activities	343,807	262,538	281,301

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(106,942)	(352,125)	(329,934)
Capital expenditures	(30,107)	(32,153)	(24,762)
Other, net	(5,339)	(2,387)	(1,174)

Cash used in investing activities	(142,388)	(386,665)	(355,870)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt, net
of debt issuance costs	93,100	158,413	40,598
Principal payments on notes payable and long-term
debt	(65,500)	(32,750)	(32,750)
Cash dividends to stockholders	(22,954)	(20,402)	(18,151)
Treasury stock sales	1,763	1,567	1,099
Stock award tax excess windfall benefit	7,876	10,771	—
Proceeds from stock option exercises	15,263	20,692	14,587

Cash provided by financing activities	29,548	138,291	5,383

Effect of exchange rate changes on cash	8,323	2,198	(7,117)

Net increase (decrease) in cash and cash equivalents	239,290	16,362	(76,303)

Cash and cash equivalents, beginning of year	69,478	53,116	129,419

Cash and cash equivalents, end of year	$308,768	$69,478	$53,116

Supplemental disclosures:
Cash paid for:
Interest	$50,157	$43,721	$38,607

Income taxes, net of refunds received	$101,908	$93,284	$25,759

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$112,112	$408,571	$343,267
Liabilities assumed	(5,170)	(56,446)	(11,084)
Non-cash consideration	—	—	(2,249)

Cash paid, net of cash acquired	$106,942	$352,125	$329,934

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years ended December 31, 2007, 2006 and 2005

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries ("Roper" or the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $11.9 million and $9.0 million at December 31, 2007 and 2006, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $198 million of cash equivalents at December 31, 2007 and no cash equivalents at December 31, 2006.

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

	Years ended December 31,
	2007	2006	2005
Basic shares outstanding	88,390	86,842	85,498
Effect of potential common stock
Common stock awards	1,511	1,823	1,631
Senior subordinated convertible notes	3,328	2,215	755

Diluted shares outstanding	93,229	90,880	87,884

As of and for the years ended December 31, 2007, 2006 and 2005, there were 29,000, 79,000, and 8,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Roper's short-term debt at December 31, 2007 included $230 million of fixed-rate notes, the interest rate on which was 2.12% less than prevailing market rates which results in a valuation of approximately $225 million. Most of Roper's other borrowings at December 31, 2007 were at various interest rates that adjust relatively frequently under its $1.355 billion credit facility. The fair value for each of these borrowings at December 31, 2007 was estimated to be the face value of these borrowings.

Foreign Currency Translation- Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results. Translation adjustments are reflected as a component of other comprehensive earnings.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States' treatment of non-U.S. earnings. The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2007, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $122 million. Because of the availability of US foreign tax credits, it is not practicable to determine the US federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles –Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 22 different business components with individual amounts ranging from zero to approximately $451 million. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2007.

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

Capitalized Software – The Company accounts for capitalized software under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software was $11.3 million and $9.4 million at December 31, 2007 and 2006, respectively.

Recently Released Accounting Pronouncements –In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $67.9 million, $58.6 million and $53.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists
•	delivery has occurred or services have been rendered
•	the seller’s price to the buyer is fixed or determinable, and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $135.5 million, $94.8 million and $90.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

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

Stock-Based Compensation– Effective January 1, 2006, Roper adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment (“SFAS 123R”),” which requires recognition of expense for the grant date fair value of its employee stock option awards. The Company estimates the fair value of its option awards using the Black-Scholes option valuation model and recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

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

(2)	Business Acquisitions

On February 21, 2007, we acquired all the outstanding shares of JLT Mobile Computers, Inc., a provider of rugged computers and software for mobile computing. The operations of JLT are included in the Scientific and Industrial Imaging segment. The aggregate purchase price of the acquisition was approximately $12 million. The allocation of the purchase price resulted in approximately $6 million of identifiable intangible assets, and $6 million of goodwill.

On February 28, 2007, we acquired the assets of DJ Instruments, a manufacturer and provider of pressure measurement sensors. The operations of DJ Instruments are included in the Energy Systems and Controls segment. The aggregate purchase price of the acquisition was approximately $8 million. The allocation of the purchase price resulted in approximately $4 million of identifiable intangible assets, and $4 million of goodwill.

On March 22, 2007, we acquired the assets of Roda Deaco Valve Ltd., a developer and manufacturer of air intake cut-off devices. The operations of Roda Deaco are included in the Energy Systems and Controls segment. The aggregate purchase price of the acquisition was approximately $45 million. The allocation of the purchase price resulted in approximately $21 million of identifiable intangible assets, and $21 million of goodwill.

On June 21, 2007, we acquired all the outstanding shares of Dynamic Instruments, Inc., including its wholly owned subsidiary, Hardy Instruments, Inc., a provider of audio recording, vibration monitoring and process control equipment for commercial and military markets. The operations of Dynamic Instruments are included in the Energy Systems and Controls segment. The aggregate purchase price of the acquisition was approximately $31 million. The allocation of the purchase price resulted in approximately $19 million of identifiable intangible assets, and $7 million of goodwill.

On September 24, 2007, we acquired the assets of Black Diamond Advanced Technology, LLC, a provider of rugged mobile computers. The operations of Black Diamond are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $6 million. The allocation of the purchase price resulted in approximately $3 million of identifiable intangible assets, and $3 million of goodwill.

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

On April 26, 2006, the Company acquired the assets of Intellitrans, LLC, a provider of asset tracking technology. The operations of Intellitrans are included in the RF Technology segment. The aggregate purchase price of the acquisition was approximately $41 million. The allocation of the purchase price resulted in approximately $11 million of identifiable intangible assets, and $30 million of goodwill.

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

The allocation of the purchase resulted in $120 million of identifiable intangible assets, and $153 million of goodwill. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

November 30, 2006
Current assets	$28,924
Other assets	3,730
Intangible assets	119,690
Goodwill	153,297

Total assets acquired	305,641
Current liabilities	(33,201)
Other liabilities	(25,579)

Net assets acquired	$246,861

Of the $120 million of acquired intangible assets, $12 million was assigned to trade names that are not subject to amortization. The remaining $108 million of acquired intangible assets have a weighted-average useful life of approximately 17 years. The intangible assets that make up that amount include customer relationships of $89 million (19 year weighted-average useful life), unpatented technology of $11 million (9 year weighted-average useful life), software of $7 million (9 year weighted-average useful life), and patents of $1 million (8 year weighted-average useful life).

The majority of the $153 million of goodwill is not expected to be deductible for tax purposes.

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2007	2006
Raw materials and supplies	$113,327	$114,131
Work in process	28,503	27,617
Finished products	60,698	53,919
Inventory reserves	(28,390)	(27,348)

	$174,138	$168,319

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2007	2006
Land	$2,936	$2,912
Buildings	52,795	47,488
Machinery, tooling and other equipment	207,906	185,663

	263,637	236,063
Accumulated depreciation and amortization	(156,124)	(129,060)

	$107,513	$107,003

Depreciation expense was $31,805, $29,939 and $28,413 for the years ended December 31, 2007, 2006 and 2005, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)

Balances at December 31, 2005	$401,657	$160,996	$357,584	$433,475	$1,353,712

Goodwill acquired	—	201,260	33,340	31,691	266,291
Currency translation adjustments	16,529	3,100	1,522	254	21,405
Reclassifications and other	10,104	(808)	1,330	(826)	9,800

Balances at December 31, 2006	$428,290	$364,548	$393,776	$464,594	$1,651,208

Goodwill acquired	—	49,325	7,929	3,239	60,493
Currency translation adjustments	13,735	7,750	9,437	3,925	34,847
Reclassifications and other	118	(40,739)	48	108	(40,465)

Balances at December 31, 2007	$442,143	$380,884	$411,190	$471,866	$1,706,083

Goodwill acquired during the year ended December 31, 2007 was primarily attributable to the acquisitions of JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond. The reclassifications and other are the result of final purchase price allocations from deferred tax accounting and final asset valuations, primarily related to Dynisco.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$414,524	$(62,553)	$351,971
Unpatented technology	31,571	(8,928)	22,643
Software	56,465	(17,869)	38,596
Patents and other protective rights	26,709	(13,205)	13,504
Backlog	19,460	(9,198)	10,262
Trade secrets	4,114	(2,621)	1,493
Assets not subject to amortization:
Trade names	105,667	—	105,667

Balances at December 31, 2006	$658,510	$(114,374)	$544,136

Assets subject to amortization:
Customer related intangibles	$504,850	$(99,079)	$405,771
Unpatented technology	46,116	(13,714)	32,402
Software	58,152	(24,278)	33,874
Patents and other protective rights	33,480	(18,246)	15,234
Backlog	16,560	(13,196)	3,364
Trade secrets	6,930	(3,443)	3,487
Assets not subject to amortization:
Trade names	119,373	—	119,373

Balances at December 31, 2007	$785,461	$(171,956)	$613,505

Amortization expense of other intangible assets was $55,653, $46,756, and $35,713 during the years ended 2007, 2006 and 2005, respectively. Estimated amortization expense for the five years subsequent to 2007 is $53,346, $48,824, $46,390, $43,409 and $37,286 for 2008, 2009, 2010, 2011 and 2012, respectively.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2007	2006
Wages and other compensation	$63,365	$57,283
Commissions	14,081	11,440
Warranty	8,486	7,632
Accrued dividend	6,438	5,725
Deferred revenue	32,638	31,286
Billings in excess of cost	9,728	6,664
Customer deposits	8,794	6,490
Interest	6,299	6,250
Other	44,226	51,378

	$194,055	$184,148

(8)	Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, we recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

Reconciliation between the total balance of unrecognized tax benefits at January 1, 2007 and the total balance of unrecognized tax benefits at December 31, 2007 is as follows:

Balance, January 1, 2007	$19,628
Additions for tax positions of prior periods	84
Additions for tax positions of the current period	2,876
Reductions for tax positions of prior years for:
Settlements with taxing authorities during the period	—
Lapse of applicable statute of limitations	(1,815)

Balance, December 31, 2007	$20,773

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.2 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $0.4 million in 2007. Accrued interest and penalties were $1.7 million at January 31, 2007 and $2.1 million at December 31, 2007. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2004 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

Earnings before income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following components (in thousands):

	2007	2006	2005
United States	$253,841	$191,649	$132,680
Other	129,816	101,223	87,887

	$383,657	$292,872	$220,567

Components of income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Current:
Federal	$82,923	$53,937	$(132)
State	6,940	4,896	3,959
Foreign	39,062	29,942	27,048
Deferred:
Federal	4,343	11,506	36,268
Foreign	356	(733)	249

	$133,624	$99,548	$67,392

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Federal statutory rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	—	(1.04)	(1.36)
Foreign Rate differential	(1.66)	(0.97)	(1.33)
R&D tax credits	(0.44)	(0.36)	(1.20)
State taxes, net of federal benefit	1.93	1.67	1.79
Section 965 Benefit	—	—	(3.00)
Other, net	—	(0.31)	0.65

	34.83%	33.99%	30.55%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Reserves and accrued expenses	$31,352	$18,903
Inventories	5,764	5,581
Net operating loss carryforwards	3,930	5,295
Foreign tax credits	7,862	7,948
R&D credits	747	1,883
Plant and equipment	1,999	—

Total deferred tax assets	$51,654	$39,610

Deferred tax liabilities:
Reserves and accrued expenses	$43,580	$26,337
Amortizable intangible assets	180,058	141,693
Plant and equipment	—	2,675
Other	215	844

Total deferred tax liabilities	$223,853	$171,549

At December 31, 2007, Roper had approximately $9.0 million of U.S. federal net operating loss carryforwards, which will expire in future years, with the majority of the carryforwards expiring in 2025. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

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

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2007, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $122 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

(9)	Long-Term Debt

Total debt at December 31 consisted of the following (table amounts in thousands):

	2007	2006
Term Loan	$823,745	$588,766
Senior Subordinated Convertible Notes	230,000	230,000
Other	4,847	208,026

Total debt	1,058,592	1,026,792
Less current portion	331,103	299,911

Long-term debt	$727,489	$726,881

In December 2007, we exercised an accordion feature under our current credit agreement. This allowed us to increase our term loan balance by $300 million, thereby increasing the total credit facility from $1.055 billion to $1.355 billion.

Our principal $1.355 billion credit facility and our $230 million senior subordinated convertible notes provide substantially all of our daily external financing requirements. The credit facility consists of a $955 million term loan and a $400 million revolving loan, both maturing on December 13, 2009. The interest rate on the borrowings under the $1.355 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. In 2005, the Company entered into a fixed rate swap agreement ending on March 13, 2008 which fixes the interest rate on $250 million of our term loans. At December 31, 2007, the weighted average interest rate on the variable portion of the term loans was 5.75% and 4.54% on the portion of the term loans covered by the rate swap. Our senior subordinated convertible notes are due in 2034. At December 31, 2007, our debt consisted of the $230 million in senior subordinated convertible notes and a $823.7 million term loan balance. In addition, we had $4.8 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $56.3 million of outstanding letters of credit at December 31, 2007. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions.

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

The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which, as defined in the credit agreement, is limited to 3.75 during the year ended December 31, 2007, declining by 0.25 each year over the remaining term of the agreement.

At December 31, 2007, and 2006, the Company was in compliance with its restrictive covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2008	$331,103
2009	726,692
2010	657
2011	128
2012	12
Thereafter	—

$1,058,592

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these plans were $10.3 million, $9.9 million and $9.3 million for 2007, 2006 and 2005, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material

(11)	Stock-Based Compensation

The Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan or the Non-employee Director Plan. The number of shares reserved for issuance under the 2006 plan is 3,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2007, 2,059,000 shares were available to grant.

The Company recognized stock based compensation expense of $20.7 million and $15.4 million for the year ended December 31, 2007 and 2006, respectively. The total tax effect recognized in net income related to stock based compensation during 2007 and 2006 was $7.2 million and $5.4 million, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $5.7 million and $11.5 million in 2007 and 2006, respectively.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified-prospective transition method as provided by SFAS No. 123(R). Under that transition method, share-based compensation cost recognized in 2007 and 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share based compensation. The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based awards under the Company’s stock option plans during 2005:

2005
Net earnings, as reported (in thousands)	$153,175
Add: Total additional stock based compensation
included in net income, net of tax	2,810
Deduct: Total additional stock based compensation
cost, net of tax	(10,729)

Net earnings, pro forma (in thousands)	145,256

Net earnings per share, as reported:
Basic	1.79
Diluted	1.74
Net earnings per share, pro forma:
Basic	1.70
Diluted	1.65

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $5.1 and $3.7 million of compensation expense relating to outstanding options during 2007 and 2006, respectively, as a component of corporate general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2007, 2006 and 2005 were calculated using the following weighted average assumptions:

	2007	2006	2005
Weighted average fair value ($)	15.50	13.19	12.21
Risk-free interest rate (%)	4.69	4.67	3.92
Average expected option life (years)	5.02	4.51	5.96
Expected volatility (%)	23.08	28.24	35.51
Expected dividend yield (%)	0.50	0.54	0.68

The following table summarizes the Company’s activities with respect to its stock option plans for the year ended December 31, 2007:

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2007	3,964,000	$25.40
Granted	556,000	54.05
Exercised	(815,000)	20.22
Canceled	(49,000)	34.80

Outstanding at December 31, 2007	3,656,000	30.84	4.96	$115,944,000

Exercisable at December 31, 2007	2,489,000	$23.92	4.54	$96,128,000

The following table summarizes information for stock options outstanding at December 31, 2007:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$3.97 - 20.00	808,000	$17.31	4.1	808,000	$17.31
20.01 - 30.00	1,050,000	21.93	4.8	1,044,000	21.93
30.01 - 40.00	708,000	31.47	4.8	442,000	31.61
40.01 - 50.00	518,000	43.59	5.3	172,000	43.61
50.00 - 60.00	558,000	53.69	6.3	23,000	51.87
60.00 - 70.81	14,000	64.19	6.8	—	—

$3.97 - 70.81	3,656,000	$30.84	5.0	2,489,000	$23.92

At December 31, 2007, there was $9.1 million of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of options exercised in 2007 and 2006 was $29.8 million and $34.2 million, respectively. Cash received from option exercises under all plans in 2007 and 2006 was approximately $15.3 million and $20.7 million, respectively.

Restricted Stock Awards – During 2007 and 2006, the Company granted 240,000 and 314,000 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock awards generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted in 2007 was $52.63 per share. The Company recorded approximately $15.3 million and $11.5 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2007 and 2006, respectively. A summary of the Company’s nonvested shares activity for 2007 is as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2007	657,000	$38.18

Granted	240,000	52.63
Vested	(231,000)	38.80
Forfeited	(3,000)	51.37

Nonvested at December 31, 2007	663,000	$43.13

At December 31, 2007, there was $14.3 million of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. There were 231,000 and 177,000 shares that vested during 2007 and 2006, respectively. Unrecognized compensation expense related to nonvested shares of restricted stock awards is recorded as a reduction to additional paid-in capital in shareholder’s equity at December 31, 2007.

Employee Stock Purchase Plan – All employees in the U.S. and Canada are eligible to participate in Roper's stock purchase plan whereby they may designate up to 10% of eligible earnings to purchase Roper's common stock at a 10% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares. During 2007, 2006 and 2005, participants of the employee stock purchase plan purchased 33,000, 38,000 and 41,000 shares, respectively, of Roper's common stock for total consideration of $1.7 million, $1.6 million, and $1.3 million, respectively. All of these shares were purchased from Roper's treasury shares. The Company recorded $250,000, $227,000 and $0 of compensation expense relating to the stock purchase plan during 2007, 2006 and 2005, respectively.

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

At the 2006 Shareholder Meeting, shareholders approved an amendment to the Restated Certificate of Incorporation, to eliminate time phase voting and give all outstanding shares of common stock of the Company one vote on matters properly submitted to the shareholders of the Company for their vote. Previously, Roper's restated Certificate of Incorporation provided that each outstanding share of Roper's common stock entitled the holder thereof to five votes per share, except that holders of outstanding shares with respect to which there had been a change in beneficial ownership during the four years immediately preceding the applicable record date would have been entitled to one vote per share.

On January 8, 2006, the Roper Shareholder Rights Plan expired. This plan had provided that one Preferred Stock Purchase Right (a "Right") accompanied each outstanding share of common stock. Such Rights only became exercisable, or transferable apart from the common stock, ten business days after a person or group acquires various specified levels of beneficial ownership.

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

Over recent years there has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named defendants in some such cases. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any

Roper’s rent expense was approximately $25.4 million, $21.8 million and $17.6 million for 2007, 2006 and 2005, respectively. Roper's future minimum lease commitments totaled $100.8 million at December 31, 2007. These commitments included $23.9 million in 2008, $19.6 million in 2009, $16.0 million in 2010, $11.5 million in 2011, $7.8 million in 2012 and $22.0 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2007 is presented below (in thousands):

Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
$7,632	7,358	(6,991)	487	$8,486

At December 31, 2007 the Company had outstanding surety bonds of $201.6 million.

(14)	Segment and Geographic Area Information

In 2006, Roper consolidated the number of reporting segments from five to four, reflecting the continued implementation of its market-focus strategy to capture value-creating opportunities around common customers, market orientation, sales channels and common cost opportunities. Results from 2005 have been restated to conform to the current segment presentation. Roper’s four segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging and RF Technology. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment's products include control systems, equipment and consumables for fluid properties testing, machinery vibration and other non-destructive inspection and measurement products and services. Our Scientific and Industrial Imaging segment offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld and vehicle mounted computers and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems, security and access control, mobile asset tracking and water sub-metering and remote temperature monitoring applications. Roper's management structure and internal reporting are also aligned consistent with these four segments.

There were no material transactions between Roper's business segments during 2007, 2006 and 2005. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2007, 2006 and 2005 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Corporate	Total
2007
Net sales	$644,436	$516,420	$376,163	$565,030	$—	$2,102,049
Operating profit	164,750	126,367	73,230	117,057	(43,050)	438,354
Total assets:
Operating assets	183,639	209,152	129,342	191,889	8,060	722,082
Intangible assets, net	671,806	550,798	497,072	599,912	—	2,319,588
Other	37,665	30,749	21,601	23,236	74,410	187,661

Total						3,229,331

Capital expenditures	9,687	6,749	4,752	8,823	96	30,107
Depreciation and other
amortization	25,601	19,093	18,183	28,079	2,224	93,180

2006
Net sales	$549,993	$343,699	$338,906	$468,136	$—	$1,700,734
Operating profit	128,668	90,390	72,485	81,068	(34,958)	337,653
Total assets:
Operating assets	175,426	184,653	133,899	145,876	7,258	647,112
Intangible assets, net	669,491	438,261	478,356	609,236	—	2,195,344
Other	4,348	6,728	20,283	(10,949)	(39,215)	(18,805)

Total						2,823,651

Capital expenditures	11,966	10,108	3,595	6,194	290	32,153
Depreciation and other
amortization	26,256	8,383	16,212	28,979	2,214	82,044

2005
Net sales	$496,060	$311,199	$249,898	$396,574	$—	$1,453,731
Operating profit	104,975	80,662	47,889	58,546	(27,173)	264,899
Total assets:
Operating assets	161,552	116,973	115,841	124,876	4,166	523,408
Intangible assets, net	655,241	174,046	439,733	586,057	—	1,855,077
Other	(22,457)	27,853	21,071	(22,562)	12,648	16,553

Total						2,395,038

Capital expenditures	8,038	6,027	3,212	7,385	100	24,762
Depreciation and other
amortization	25,644	6,293	7,810	28,427	3,145	71,319

Summarized data for Roper's U.S. and foreign operations (principally in Canada, Europe and Japan) for 2007, 2006 and 2005, based upon the country of origin of the Roper entity making the sale, were as follows:

	United States	Non-U.S.	Corporate and eliminations	Total
	(in thousands)
2007
Sales to unaffiliated customers	$1,572,660	$529,389	$—	$2,102,049
Sales between geographic areas	90,268	165,735	(256,003)	—

Net sales	$1,662,928	$695,124	$(256,003)	$2,102,049

Long-lived assets	$96,589	$27,371	$29,279	$153,239

2006
Sales to unaffiliated customers	$1,305,772	$394,962	$—	$1,700,734
Sales between geographic areas	86,491	120,502	(206,993)	—

Net sales	$1,392,263	$515,464	$(206,993)	$1,700,734

Long-lived assets	$97,025	$24,627	$23,281	$144,933

2005
Sales to unaffiliated customers	$1,088,744	$364,987	$—	$1,453,731
Sales between geographic areas	52,812	59,596	(112,408)	—

Net sales	$1,141,556	$424,583	$(112,408)	$1,453,731

Long-lived assets	$91,895	$21,348	$22,052	$135,295

Export sales from the United States during the years ended December 31, 2007, 2006 and 2005 were $359 million, $234 million and $232 million, respectively. In the year ended December 31, 2007, these exports were shipped primarily to Europe (25%), Middle East (19%), Canada (13%), China (9%), Japan (7%), South America (6%), rest of Asia (14%), and other (7%).

Sales to customers outside the United States accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper's net sales for the years ended December 31, 2007, 2006 and 2005 are shown below by region, except for Canada, which is the only country in which we have had greater than 5% of our total sales for any of the three years presented.

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)
2007
Canada	$39,841	$38,306	$6,331	$31,506	$115,984
Europe	97,394	163,640	111,614	5,073	377,721
Asia	43,873	84,925	68,721	907	198,426
Middle East	3,722	27,171	1,381	52,669	84,943
Rest of the world	22,311	45,194	7,569	6,426	81,500

Total	$207,141	$359,236	$195,616	$96,581	$858,574

2006
Canada	$34,259	$19,763	$4,668	$25,908	$84,598
Europe	81,799	115,790	87,822	2,534	287,945
Asia	39,248	44,589	65,277	517	149,631
Middle East	3,815	25,573	1,119	4,348	34,855
Rest of the world	12,823	34,014	5,454	953	53,244

Total	$171,944	$239,729	$164,340	$34,260	$610,273

2005
Canada	$31,003	$24,999	$6,286	$18,812	$81,100
Europe	74,985	93,710	73,541	3,449	245,685
Asia	34,840	38,095	56,124	1,752	130,811
Middle East	3,610	23,002	974	1,399	28,985
Rest of the world	13,703	36,797	2,651	5,642	58,793

Total	$158,141	$216,603	$139,576	$31,054	$545,374

(15)	Concentration of Risk

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

(16)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2007
Net sales	$478,427	$530,636	$532,902	$560,084
Gross profit	238,148	262,395	271,779	286,073
Income from operations	92,851	107,956	113,738	123,809
Net earnings	51,434	61,229	65,140	72,230

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.59	0.69	0.74	0.81
Diluted	0.56	0.66	0.70	0.77

2006
Net sales	$382,723	$425,310	$427,217	$465,484
Gross profit	192,397	214,883	218,250	235,795
Income from operations	67,476	85,392	87,520	97,265
Net earnings	37,686	48,093	50,814	56,731

Earnings from continuing operations before
change in accounting principle per
common share:
Basic	0.44	0.55	0.58	0.65
Diluted	0.42	0.53	0.56	0.62

The sum of the four quarters may not agree with the total for the year due to rounding.

(17)	Subsequent Event

On February 20, 2008 we acquired the CBORD Group, Inc., (“CBORD”), a provider of card systems and integrated security solutions to higher education, healthcare and other markets in a transaction valued at $367 million. The results of CBORD will be reported in the RF Technology segment.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts

Years ended December 31, 2007, 2006 and 2005

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances:
2007	$9,003	$4,957	$(2,429)	$376	$11,907
2006	8,625	1,259	(1,539)	658	9,003
2005	7,838	2,605	(2,443)	625	8,625
Reserve for inventory obsolescence:
2007	$27,348	$4,649	$(5,402)	$1,795	$28,390
2006	25,420	5,220	(5,366)	2,074	27,348
2005	25,603	4,590	(4,926)	153	25,420

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Management excluded JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond from its assessment of internal control over financial reporting as of December 31, 2007, because they were acquired by the Company in purchase business combinations during 2007. JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond are wholly-owned subsidiaries whose aggregate total assets and aggregate total revenues represent 4.1% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

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

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2007 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on June 6, 2008, as summarized below:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Board of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance”; “Corporate Governance;” and “Board Committees and Meetings”

ITEM 11. EXECUTIVE COMPENSATION

“Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

”Beneficial Ownership”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans
Approved by Shareholders (1)	3,656,000	$30.84	2,059,000

Equity Compensation Plans Not
Approved by Shareholders	--	--	--

Total	3,656,000	$30.84	2,059,000

(1)     Consists of the 1991 Stock Option Plan, the Amended and Restated 2000 Stock Incentive Plan, the 1993 Stock Plan for Non-Employee Directors (no additional equity awards may be granted under these three plans) and the 2006 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“Review and Approval of Related Party Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Ratification of the Selection of an Independent Registered Public Accountants."

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)3.1	Amended and Restated Certificate of Incorporation, including Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
(b)3.2	Amended and Restated By-Laws.
(c)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(c)3.4	Certificate Eliminating References to Roper Industries, Inc.’s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(e)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation
(f)4.2	Form of Indenture for Debt Securities.
4.3	Form of Debt Securities (included in Exhibit 4.4).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)10.01	1991 Stock Option Plan, as amended. †
(j)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated. †
(k)10.03	Form of Amended and Restated Indemnification Agreement. †
(l)10.04	Employee Stock Purchase Plan. †
(m)10.05	2000 Stock Incentive Plan, as amended. †
(n)10.06	Non-Qualified Retirement Plan, as amended. †
(o)10.07	Brian D. Jellison Employment Agreement, dated as of November 6, 2001. †
(n)10.08	Timothy J. Winfrey offer letter dated May 20, 2002. †
(p)10.09

Credit Agreement among Roper Industries, Inc. and certain lenders, dated December 29, 2003 (schedule and exhibits to this agreement have been omitted and will be furnished supplementally upon request).

(q)10.10

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

(r)10.11	Form of Executive Officer Restricted Stock Award Agreement. †
(r)10.12	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(s)10.13	Offer letter for John Humphrey, dated March 31, 2006. †
(t)10.14	Roper Industries, Inc. 2006 Incentive Plan. †
(u)10.15	Amendment to the Roper Industries, Inc. Incentive Plan. †
(v)10.16	Form of Restricted Stock Agreement for Employee Directors. †
(v)10.17	Form of Restricted Stock Agreement for Non-Employee Directors. †
(v)10.18	Form of Restricted Stock Agreement for Employees. †
(v)10.19	Form of Incentive Stock Option Agreement. †
(v)10.20	Form of Non-Statutory Stock Option Agreement. †
(w)10.21	Director Compensation Plan. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

________________________

(a)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273).
(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed September 13, 2000 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 12, 2000 (file no. 1-12273).
(m)	Incorporated herein by reference to Annex B to the Roper Industries, Inc. Definitive Proxy Statement dated February 7, 2003 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibits 10.07 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 22, 2002 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.11 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 15, 2004 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 15, 2004 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(t)	Incorporated herein by reference to Annex B of the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed May 1, 2006 (file no. 1-12273)
(u)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 9, 2006 (file no. 1-12273)
(v )	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(w)	Incorporated herein by reference to Exhibit 10.21 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 1, 2007 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:/s/ Brian D. Jellison	February 29, 2008

Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities indicated and as of the dates indicated.

/s/ Brian D. Jellison	President, Chief Executive Officer and	February 29, 2008

Brian D. Jellison	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John Humphrey	Vice President, Chief Financial Officer	February 29, 2008

John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	February 29, 2008

Paul J. Soni	(Principal Accounting Officer)

/s/ W. Lawrence Banks	Director	February 29, 2008

W. Lawrence Banks

/s/ David W. Devonshire	Director	February 29, 2008

David W. Devonshire

/s/ Donald G. Calder	Director	February 29, 2008

Donald G. Calder

/s/ John F. Fort, III	Director	February 29, 2008

John F. Fort, III

/s/ Robert D. Johnson	Director	February 29, 2008

Robert D. Johnson

/s/ Wilbur J. Prezzano	Director	February 29, 2008

Wilbur J. Prezzano

/s/ Richard F. Wallman	Director	February 29, 2008

Richard F. Wallman

/s/ Christopher Wright	Director	February 29, 2008

Christopher Wright