Form 10-Q
period 2008-03-31
ROPER INDUSTRIES INC /DE/
filed 2008-05-12
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes ☒ No

The number of shares outstanding of the Registrant's common stock as of May 2, 2008 was approximately 89,405,886.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2008	2007

Net sales	$ 542,995	$ 478,427
Cost of sales	266,605	240,279
Gross profit	276,390	238,148

Selling, general and administrative expenses	168,124	145,297
Income from operations	108,266	92,851

Interest expense	12,225	13,472
Other income/(expense)	1,777	(250)

Earnings before income taxes	97,818	79,129

Income taxes	34,236	27,695

Net earnings	$ 63,582	$ 51,434

Net earnings per share:
Basic	$ 0.71	$ 0.59
Diluted	0.68	0.56

Weighted average common shares outstanding:
Basic	89,037	87,918
Diluted	93,447	92,300

Dividends declared per common share	$ 0.0725	$ 0.06500

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS:

Cash and cash equivalents	$ 151,200	$ 308,768
Accounts receivable, net	377,306	359,808
Inventories	190,040	174,138
Deferred taxes	31,665	27,800
Unbilled receivable	59,117	60,218
Other current assets	26,829	20,405
Total current assets	836,157	951,137

Property, plant and equipment, net	112,119	107,513
Goodwill	1,982,721	1,706,083
Other intangible assets, net	755,553	613,505
Deferred taxes	24,747	23,854
Other noncurrent assets	50,407	51,092
Total other assets	2,813,428	2,394,534

Total assets	$ 3,761,704	$ 3,453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$ 121,990	$ 115,809
Accrued liabilities	209,086	194,055
Income taxes payable	27,810	24,121
Deferred taxes	-	2,442
Current portion of long-term debt	413,110	331,103
Total current liabilities	771,996	667,530

Long-term debt	802,848	727,489
Deferred taxes	261,754	221,411
Other liabilities	49,338	46,948
Total liabilities	1,885,936	1,663,378

Commitments and contingencies

Common stock	916	910
Additional paid-in capital	764,578	757,318
Retained earnings	1,001,989	944,886
Accumulated other comprehensive earnings	130,219	108,732
Treasury stock	(21,934)	(22,040)
Total stockholders’ equity	1,875,768	1,789,806

Total liabilities and stockholders’ equity	$ 3,761,704	$ 3,453,184

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$ 63,582	$ 51,434
Depreciation	7,994	7,656
Amortization	15,527	14,971
Income taxes	2,914	10,221
Other, net	(18,424)	(27,194)

Cash provided by operating activities	71,593	57,088

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(377,634)	(69,735)
Capital expenditures	(6,380)	(6,056)
Other, net	(833)	(326)

Cash used by investing activities	(384,847)	(76,117)

Cash flows from financing activities:
Term note payments	(24,563)	(16,375)
Debt borrowings, net	178,851	44,723
Dividends	(6,428)	(5,692)
Excess windfall tax benefit	1,322	901
Proceeds from exercise of stock options	2,593	5,257
Other, net	610	543

Cash provided by financing activities	152,385	29,357

Effect of foreign currency exchange rate changes on cash	3,301	636

Net increase/(decrease) in cash and cash equivalents	(157,568)	10,964

Cash and cash equivalents, beginning of period	308,768	69,478

Cash and cash equivalents, end of period	$ 151,200	$ 80,442

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2007	$ 910	$ 757,318	$ 944,886	$ 108,732	$ (22,040)	$ 1,789,806

Net earnings	-	-	63,582	-	-	63,582
Stock option exercises	1	2,593	-	-	-	2,594
Treasury stock transactions	-	505	-	-	106	611
Restricted stock grants	5	(3,918)	-	-	-	(3,913)
Stock based compensation	-	6,704	-	-	-	6,704
Stock option tax benefit	-	1,376	-	-	-	1,376
Currency translation adjustments, net of $325 tax	-	-	-	22,027	-	22,027
Unrealized gain on derivative, shown net of $291 tax	-	-	-	(540)	-	(540)
Dividends declared	-	-	(6,479)	-	-	(6,479)

Balances at March 31, 2008	$ 916	$ 764,578	$ 1,001,989	$ 130,219	$ (21,934)	$ 1,875,768

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2008

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2007 Annual Report on Form 10-K filed on February 29, 2008 with the Securities and Exchange Commission (“SEC”).

2.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method. As of March 31, 2008 and 2007, there were 160,000 and 271,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

	Three months ended March 31,
	2008	2007
	(in thousands)
Basic shares outstanding	89,037	87,918
Effect of potential common stock
Common stock awards	1,307	1,558
Senior subordinated convertible notes	3,103	2,824
Diluted shares outstanding	93,447	92,300

3.	Business Acquisition

On February 20, 2008 we acquired the CBORD Group, Inc., (“CBORD”), a provider of card systems and integrated security solutions to higher education, healthcare and other markets. There were five weeks of sales from CBORD in our first quarter results. These results are reported in the RF Technology segment. The aggregate gross purchase price was $376 million of cash, which includes amounts incurred for direct external transaction costs associated with the acquisition. The initial allocation of the purchase price resulted in $158 million of identifiable intangible assets and $258 million of goodwill.

Roper acquired CBORD due to growth prospects in CBORD’s end markets of education and health care. In addition, CBORD has excellent customer retention and strong recurring revenues. We also see opportunities to realize complementary technologies within our RF Technology segment to CBORD’s product offerings.

4.	Stock Based Compensation

Roper Industries, Inc. 2006 Incentive Plan (“2006 Plan”) allows us to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. Roper has never issued stock awards other than those issued to employees or its non-employee directors.

Roper's stock purchase plan allows U.S. and Canada employees to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The Company recognized stock based compensation expense of $6.7 million and $4.5 million for the quarters ended March 31, 2008 and 2007, respectively. The total tax effect recognized in net income related to stock based compensation was $2.3 million and $1.6 million for the quarters ended March 31, 2008 and 2007, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $1.4 million and $1.4 million, respectively, for the three months ended March 31, 2008 and 2007.

Stock Options - In the quarter ended March 31, 2008, 1,020,500 options were granted with a weighted average fair value of $12.75. During the same period in 2007, 271,000 options were granted with a weighted average fair value of $13.50. All options were issued at grant date fair value.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the three month periods ended March 31, 2008 and 2007 using the Black-Scholes option-pricing model:

	2008	2007
Fair value per share ($)	12.75	13.50
Risk-free interest rate (%)	2.86	4.74
Expected option life (years)	5.02	4.50
Expected volatility (%)	21.06	21.36
Expected dividend yield (%)	0.53	0.50

Cash received from option exercises for the three months ended March 31, 2008 and 2007 was approximately $2.6 million and $5.3 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2008, the Company granted 571,800 shares of restricted stock with a weighted average fair value of $55.22. During the same period in 2007, 193,000 shares were granted with a weighted average fair value of $52.27. All grants were issued at grant date fair value.

During the quarter ended March 31, 2008, 253,500 restricted shares vested with a weighted average grant date fair value of $42.53, at a weighted average vest date fair value of $56.51.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2008 and 2007, participants of the employee stock purchase plan purchased 10,700 and 11,600 shares, respectively, of Roper's common stock for total consideration of $0.61 million and $0.54 million, respectively. All of these shares were purchased from Roper's treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended March 31, 2008 and 2007 were $85,069 and $52,300, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

6.	Inventories
	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials and supplies	$ 119,468	$ 113,327
Work in process	33,474	28,503
Finished products	67,769	60,698
Inventory reserves	(30,671)	(28,390)
	$ 190,040	$ 174,138

7.	Goodwill
	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2007	$ 442,143	$ 380,884	$ 411,190	$ 471,866	$ 1,706,083

Additions	-	1,351	-	258,066	259,417
Other	-	3,715	131	-	3,846
Currency translation adjustments	11,776	2,395	63	(859)	13,375
Balances at March 31, 2008	$ 453,919	$ 388,345	$ 411,384	$ 729,073	$ 1,982,721

Other primarily represents purchase price allocation adjustments for Dynamic Instruments, which was purchased on June 21, 2007.

8.	Other Intangible Assets, Net

	Cost	Accumulated amortization	Net book value
		(in thousands)
Assets subject to amortization:
Customer related intangibles	$ 504,850	$ (99,079)	$ 405,771
Unpatented technology	46,116	(13,714)	32,402
Software	58,152	(24,278)	33,874
Patents and other protective rights	33,480	(18,246)	15,234
Backlog	16,560	(13,196)	3,364
Trade secrets	6,930	(3,443)	3,487
Assets not subject to amortization:
Trade names	119,373	-	119,373
Balances at December 31, 2007	$ 785,461	$ (171,956)	$ 613,505

Assets subject to amortization:
Customer related intangibles	$ 616,704	$ (108,227)	$ 508,477
Unpatented technology	58,755	(16,755)	42,000
Software	58,125	(25,819)	32,306
Patents and other protective rights	39,447	(19,121)	20,326
Backlog	16,538	(14,087)	2,451
Trade secrets	5,673	(3,722)	1,951
Assets not subject to amortization:
Trade names	148,042	-	148,042
Balances at March 31, 2008	$ 943,284	$ (187,731)	$ 755,553

The increase in intangibles assets during the quarter ended March 31, 2008 related to the 2008 acquisitions of CBORD and Tech-Pro offset by a revised allocation of the intangible assets of Dynamic Instruments, purchased in June 2007. The revised allocation resulted in a $6 million decrease in intangible assets, and a corresponding increase in goodwill.

Amortization expense of other intangible assets was $15,776 and $13,807 during the three months ended March 31, 2008 and 2007, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the three months ended March 31, 2008 is presented below (in thousands).

Balance at December 31, 2007	$ 8,486
Additions charged to costs and expenses	1,444
Deductions	(1,480)
Other	196
Balance at March 31, 2008	$ 8,646

10.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2008	2007	Change
Net sales:
Industrial Technology	$ 173,617	$ 154,506	12.4%
Energy Systems & Controls	128,387	103,975	23.5
Scientific & Industrial Imaging	96,443	92,028	4.8
RF Technology	144,548	127,918	13.0
Total	$ 542,995	$ 478,427	13.5%
Gross profit:
Industrial Technology	$ 84,667	$ 73,429	15.3%
Energy Systems & Controls	68,674	53,443	28.5
Scientific & Industrial Imaging	53,588	51,221	4.6
RF Technology	69,461	60,055	15.7
Total	$ 276,390	$ 238,148	16.1%
Operating profit*:
Industrial Technology	$ 45,269	$ 38,110	18.8%
Energy Systems & Controls	28,241	19,818	42.5
Scientific & Industrial Imaging	20,015	19,388	3.2
RF Technology	28,029	25,069	11.8
Total	$ 121,554	$ 102,385	18.7%
Long-lived assets
Industrial Technology	$ 44,260	$ 44,879	(1.4)%
Energy Systems & Controls	27,575	27,416	0.6
Scientific & Industrial Imaging	27,540	25,928	6.2
RF Technology	29,676	21,611	37.3
Total	$ 129,051	$ 119,834	7.7%

* Operating profit is before unallocated corporate general and administrative expenses of $13,288 and $9,534 for the three months ended March 31, 2008 and 2007, respectively.

11.	Recently Released Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”) which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement will not impact the Company’s consolidated financial position as it is disclosure-only in nature.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the consolidated financial position for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (RF) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, water, energy, research and medical, security and other niche markets.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our investments. During the first three months of 2008, our results of operations benefited from the 2007 acquisitions of JLT Mobile Computers, Inc. (“JLT”) on February 21, 2007, DJ Instruments on February 28, 2007, Roda Deaco Valve Ltd., (“Roda Deaco”) on March 22, 2007, Dynamic Instruments, Inc., (“Dynamic Instruments”) including its wholly owned subsidiary, Hardy Instruments, Inc., on June 21, 2007, and Black Diamond Advanced Technology, LLC, (“Black Diamond”) on September 24, 2007, as well as the 2008 acquisitions of CBORD on February 20, 2008 and Tech-Pro, Inc. (“Tech-Pro”) on March 20, 2008.

During the fourth quarter of 2007, we contributed the Redlake Motion product line and working capital for a minority investment in Integrated Design Tools, Inc.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2007 included in our Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2008, our allowance for doubtful accounts receivable, sales returns and sales credits was $12.9 million, or 3.3% of total gross accounts receivable and has increased slightly from 3.2% at December 31, 2007.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2008, inventory reserves for excess and obsolete inventory were $30.7 million, or 13.9% of gross inventory cost, down slightly from 14.0% at December 31, 2007.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2008, the accrual for future warranty obligations was $8.6 million or 0.4% of annualized first quarter sales and is consistent with prior quarters.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2008, we recognized $29.1 million of net sales using this method. In addition, approximately $137.9 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2008. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 35.0%, which is unchanged from the prior year first quarter.

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

	Three months ended March 31,
	2008	2007
Net sales
Industrial Technology	$ 173,617	$ 154,506
Energy Systems & Controls	128,387	103,975
Scientific & Industrial Imaging	96,443	92,028
RF Technology	144,548	127,918
Total	$ 542,995	$ 478,427
Gross profit:
Industrial Technology	48.8%	47.5%
Energy Systems & Controls	53.5	51.4
Scientific & Industrial Imaging	55.6	55.7
RF Technology	48.1	46.9
Total	50.9	49.8
Selling, general & administrative expenses:
Industrial Technology	22.7%	22.9%
Energy Systems & Controls	31.5	32.3
Scientific & Industrial Imaging	34.8	34.6
RF Technology	28.7	27.4
Total	28.5	28.4
Segment operating profit:
Industrial Technology	26.1%	24.7%
Energy Systems & Controls	22.0	19.1
Scientific & Industrial Imaging	20.8	21.1
RF Technology	19.4	19.6
Total	22.4	21.4
Corporate administrative expenses	(2.4)	(2.0)
	19.9	19.4
Interest expense	(2.3)	(2.8)
Other income / (expense)	0.3	(0.1)
Earnings before income taxes	18.0	16.5
Income taxes	(6.3)	(5.8)
Net earnings	11.7%	10.8%

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net sales for the quarter ended March 31, 2008 were $543.0 million as compared to $478.4 million in the prior year quarter, an increase of 13.5%. Our first quarter 2008 results included sales from the 2007 acquisitions of JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond, and the 2008 acquisitions of CBORD and Tech-Pro, as well as the impact of the exit from the Redlake Motion product line in the fourth quarter of 2007. Approximately $15 million of our sales increase was due to these business activities; however, all of our four segments showed improvement over the prior year quarter resulting in internal sales growth of 10%, which included a 3% positive foreign exchange impact.

In our Industrial Technology segment, net sales were up 12.4% to $173.6 million in the first quarter of 2008 as compared to $154.5 million in the first quarter of 2007 due to strong sales throughout the segment, led by increased sales at Neptune represented by growth in both domestic and international markets. Gross margins increased to 48.8% for the first quarter of 2008 as compared to 47.5% in the first quarter of 2007 despite increased cost of raw materials, due to operating leverage from higher sales volume and increased operational focus. SG&A expenses as a percentage of net sales were 22.7%, down from 22.9% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 26.1% in the first quarter of 2008 as compared to 24.7% in the first quarter of 2007.

Net sales in our Energy Systems & Controls segment increased by 23.5% to $128.4 million during the first quarter of 2008 compared to $104.0 million in the first quarter of 2007. Approximately $10 million of the sales increase is due to the 2007 acquisitions of Roda Deaco and Dynamic Instruments.  Internal growth was 14%. The internal growth was driven by continued penetration of steam generation inspection products and turbomachinery control systems for oil and gas projects in the Middle East and Africa. Gross margins increased to 53.5% in the first quarter of 2008 compared to 51.4% in the first quarter of 2007 due to the non-recurrence of the purchase accounting inventory step-up of $0.8 million related to Dynisco in the first quarter of 2007 and operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 31.5% compared to 32.3% in the prior year quarter due to operating leverage from higher sales. As a result, operating margins were 22.0% in the first quarter of 2008 as compared to 19.1% in the first quarter of 2007.

Our Scientific & Industrial Imaging segment net sales increased by 4.8%. Internal sales increased by 6% led by strong sales in the medical business and new product launches in microimaging applications. Gross margins decreased slightly to 55.6% in the first quarter of 2008 from 55.7% in the first quarter of 2007. SG&A as a percentage of net sales was 34.8% in the first quarter of 2008 as compared to 34.6% in the first quarter of 2007. As a result, operating margins were 20.8% in the first quarter of 2008 as compared to 21.1% in the first quarter of 2007.

In our RF Technology segment, net sales were up 13.0% at $144.5 million in the first quarter of 2008 as compared to $127.9 million in the first quarter of 2007. The increase is due partially to sales from CBORD and Black Diamond, which accounted for approximately 6% of the increase, with the remaining 7% of the increase resulting from internal growth, due primarily to continued wins in domestic tolling and traffic management projects. Gross margins increased to 48.1% as compared to 46.9% in the prior year quarter due to the addition of the higher-margin CBORD business. SG&A as a percentage of sales in the first quarter of 2008 was 28.7% up from 27.4% in the prior year due to a higher mix of tolling and traffic project work in the current year first quarter, as well as increased non-cash amortization expense related to acquired intangibles of CBORD, with a resulting operating profit margin of 19.4% as compared to 19.6% in 2007.

Corporate expenses increased to $13.3 million, or 2.4% of sales, in the first quarter of 2008 as compared to $9.5 million, or 2.0% of sales, in the first quarter of 2007. The primary reason for the increase was higher equity compensation costs related to retention programs and the additional costs to the Company as Roper’s stock price rises.

Interest expense of $12.2 million for the first quarter of 2008 was $1.2 million lower as compared to the first quarter of 2007. This is due to a decrease in interest rates on the variable rate portion of our outstanding debt and an increase in offsetting interest income related to higher cash balances, partially offset by higher average balances on our credit facility over the prior year quarter.

Income taxes were 35.0% of pretax earnings in the current quarter, unchanged from the first quarter of 2007.

At March 31, 2008, the functional currencies of our European and Asian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at March 31, 2007 and December 31, 2007. The currency changes resulted in an increase of $22.0 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $13.4 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the first quarter of 2008 increased slightly due to the weakening of the U.S. dollar as compared to a year ago. The difference between the operating results for these companies for the three months ended March 31, 2008, translated into U.S. dollars was approximately 1%.

Net orders were $558.0 million for the quarter, 13.2% higher than the first quarter 2007 net order intake of $493.0 million. Approximately $18.5 million of the order increase was due to acquisitions and the exit from the Redlake Motion product line. We experienced strong bookings in most of our businesses. Overall, our order backlog at March 31, 2008 was up 13.4% as compared to March 31, 2007. The increase in backlog is due to 5.5% internal growth as well as 7.9% or $41.4 million from acquisitions and the exit from the Redlake Motion product line.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2008	2007	2008	2007
Industrial Technology	$ 185,011	$ 162,762	$ 106,121	$ 104,033
Energy Systems & Controls	128,336	108,063	94,834	83,326
Scientific & Industrial Imaging	97,700	96,372	77,492	73,435
RF Technology	146,956	125,799	311,113	259,123
	$ 558,003	$ 492,996	$ 589,560	$ 519,917

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities increased by 25.4% to $71.6 million in the first quarter of 2008 as compared to $57.1 million in the first quarter of 2007. Cash used in investing activities during the current and prior year quarters was primarily business acquisitions. Cash provided by financing activities in the current and prior year quarters resulted from debt borrowings to finance acquisitions, offset by dividend and debt payments. Debt borrowings due to acquisitions were $178.9 million in the three months ended March 31, 2008 as compared with $44.7 million repaid in the prior year period. Principal payments of $24.6 million were made on the Company’s $955.0 million term loan in accordance with the terms of the credit facility, as compared to $16.4 million in the first quarter of 2007.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $326.1 million at March 31, 2008 compared to $305.9 million at December 31, 2007, reflecting increases in working capital due primarily to an inventory build up in anticipation of higher sales in the second quarter of 2008. Total debt increased to $1.22 billion at March 31, 2008 compared to $1.06 billion at December 31, 2007 due to borrowings for the CBORD acquisition. The leverage of the Company is shown in the following table:

	March 31, 2008	December 31, 2007
Total Debt	$ 1,215,958	$ 1,058,592
Cash	(151,200)	(308,768)
Net Debt	1,064,758	749,824
Stockholders’ Equity	1,875,768	1,789,806
Total Net Capital	$ 2,940,526	$ 2,539,630

Net Debt / Total Net Capital	36.2%	29.5%

In December 2004, we entered into a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, which consisted of a five-year $655 million term loan and a five-year $400 million revolving loan. The credit agreement contained a $300 million term loan accordion which was exercised in December 2007, thereby increasing the term loan balance to $955 million and the credit facility to $1.355 billion. We also have $230 million of senior subordinated convertible notes, due in 2034. At March 31, 2008, our debt consisted of the $230 million in senior subordinated convertible notes, $799.2 million of term loans and $179.0 million in outstanding revolver debt under the credit facility. The Company also had $53.0 million of outstanding letters of credit at March 31, 2008. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us.

The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2008.

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $6.4 million and $6.1 million were incurred during the first quarters of 2008 and 2007 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”) which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement will not impact the Company’s consolidated financial position as it is disclosure-only in nature.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the consolidated financial position for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors and officers liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial intangible assets;
•	our ability to successfully develop new products;
•	failure to protect our intellectual property;
•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
•	the factors discussed in other reports filed with the SEC.

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

At March 31, 2008 we had fixed-rate borrowings of $230 million related to our senior subordinated convertible notes and variable rate borrowings under the $1.355 billion credit facility. An additional $250 million of term loan debt reported as fixed rate debt at December 31, 2007 was classified as variable rate debt at March 31, 2008 due to the expiration of an interest rate swap on March 13, 2008. Our $955 million 5-year term loan under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. At March 31, 2008, the prevailing market rates were 0.3% lower than the fixed rate on our debt instruments.

At March 31, 2008, Roper’s outstanding variable-rate borrowings under the $1.355 billion credit facility were $1.0 billion. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $10 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 24.6% of our total first quarter sales and 67.6% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most European and Asian currencies during the first quarter of 2008 versus December 31, 2007 and was relatively stable compared to other currencies. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during first quarter 2008 versus exchange rates experienced during first quarter 2007 was not material and resulted in increased operating profits of 2%. If these currency exchange rates had been 10% different throughout the first quarter of 2008 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.7 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first quarter of 2008 compared to currency exchange rates at December 31, 2007 resulted in an increase in net assets of $22.0 million that was reported as a component of comprehensive earnings, $13.4 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed on February 29, 2008 with the SEC. See also, “Information about Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 12, 2008
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	May 12, 2008
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 12, 2008
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

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