Form 10-Q
period 2008-06-30
ROPER INDUSTRIES INC
filed 2008-07-25
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to	.

Commission File Number   1-12273

ROPER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0263969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6901 Professional Pkwy. East, Suite 200 Sarasota, Florida (Address of principal executive offices)	34240 (Zip Code)
(941) 556-2601 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes ☒No

The number of shares outstanding of the Registrant’s common stock as of July 18, 2008 was approximately 89,610,237.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2008

PART I.           FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$594,414	$530,636	$1,137,409	$1,009,063
Cost of sales	289,084	268,241	555,689	508,520
Gross profit	305,330	262,395	581,720	500,543

Selling, general and administrative expenses	178,789	154,439	346,913	299,736
Income from operations	126,541	107,956	234,807	200,807

Interest expense	10,286	13,366	22,511	26,838
Other income/(expense)	(636)	(1,230)	1,141	(1,480)

Earnings before income taxes	115,619	93,360	213,437	172,489

Income taxes	39,946	32,131	74,182	59,826

Net earnings	$75,673	$61,229	$139,255	$112,663

Net earnings per share:
Basic	$0.85	$0.69	$1.56	$1.28
Diluted	0.80	0.66	1.48	1.21

Weighted average common shares outstanding:
Basic	89,476	88,359	89,256	88,139
Diluted	94,398	92,915	93,918	92,851

Dividends declared per common share	$0.0725	$0.0650	$0.1450	$0.1300

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS:
Cash and cash equivalents	$146,186	$308,768
Accounts receivable, net	403,596	359,808
Inventories	192,426	174,138
Deferred taxes	30,851	27,800
Unbilled receivable	50,362	60,218
Other current assets	26,903	20,405
Total current assets	850,324	951,137

Property, plant and equipment, net	112,032	107,513
Goodwill	1,985,654	1,706,083
Other intangible assets, net	745,849	613,505
Deferred taxes	25,235	23,854
Other noncurrent assets	43,389	51,092
Total other assets	2,800,127	2,394,534

Total assets	$3,762,483	$3,453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$118,718	$115,809
Accrued liabilities	227,880	194,055
Income taxes payable	15,567	24,121
Deferred taxes	—	2,442
Current portion of long-term debt	494,205	331,103
Total current liabilities	856,370	667,530

Long-term debt	651,512	727,489
Deferred taxes	254,896	221,411
Other liabilities	42,185	46,948
Total liabilities	1,804,963	1,663,378

Commitments and contingencies

Common stock	918	910
Additional paid-in capital	779,727	757,318
Retained earnings	1,071,165	944,886
Accumulated other comprehensive earnings	127,574	108,732
Treasury stock	(21,864)	(22,040)
Total stockholders’ equity	1,957,520	1,789,806
Total liabilities and stockholders’ equity	$3,762,483	$3,453,184

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$139,255	$112,663
Depreciation	16,190	15,685
Amortization	32,582	30,587
Income taxes	(6,452)	8,625
Other, net	(14,279)	(32,800)
Cash provided by operating activities	167,296	135,552

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(399,708)	(100,761)
Capital expenditures	(14,336)	(12,725)
Other, net	(2,271	(2,759)
Cash used in investing activities	(416,315)	(116,245)

Cash flows from financing activities:
Term note payments	(49,125)	(32,751)
Debt borrowings, net	133,196	56,372
Dividends paid	(12,907)	(11,437)
Excess windfall tax benefit	3,739	5,458
Proceeds from exercise of stock options	7,782	10,602
Other, net	1,038	938
Cash provided by financing activities	83,723	29,182

Effect of foreign currency exchange rate changes on cash	2,714	2,137

Net increase/(decrease) in cash and cash equivalents	(162,582)	50,626

Cash and cash equivalents, beginning of period	308,768	69,478

Cash and cash equivalents, end of period	$146,186	$120,104

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2007	$910	$757,318	$944,886	$108,732	$(22,040)	$1,789,806

Net earnings	—	—	139,255	—	—	139,255
Stock option exercises	3	7,780	—	—	—	7,783
Treasury stock transactions	—	863	—	—	176	1,039
Restricted stock grants	5	(4,925)	—	—	—	(4,920)
Stock based compensation	—	14,724	—	—	—	14,724
Stock option tax benefit	—	3,967	—	—	—	3,967
Currency translation adjustments, net of $571 tax	—	—	—	19,382	—	19,382
Unrealized gain on derivative, shown net of $291 tax	—	—	—	(540)	—	(540)
Dividends declared	—	—	(12,976)	—	—	(12,976)

Balances at June 30, 2008	$918	$779,727	$1,071,165	$127,574	$(21,864)	$1,957,520

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2008

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month and six month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2007 Annual Report on Form 10-K filed on February 29, 2008 with the Securities and Exchange Commission (“SEC”).

2.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method. Outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive were 14,000 for both the three and six month periods ended June 30, 2008, and 7,500 and 248,500 for the three and six month periods ended June 30, 2007, respectively.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)
	2008	2007	2008	2007
Basic shares outstanding	89,476	88,359	89,256	88,139
Effect of potential common stock
Common stock awards	1,326	1,414	1,291	1,450
Senior subordinated convertible notes	3,596	3,142	3,371	2,992
Diluted shares outstanding	94,398	92,915	93,918	92,581

3.	Business Acquisition

On February 20, 2008, we acquired the CBORD Group, Inc., (“CBORD”), a provider of card systems and integrated security solutions to higher education, healthcare and other markets. CBORD’s results are reported in the RF Technology segment. The aggregate gross purchase price was $376 million of cash, which includes amounts incurred for direct external transaction costs associated with the acquisition. The allocation of the purchase price resulted in $158 million of identifiable intangible assets and $258 million of goodwill.

During the second quarter of 2008, the Company completed the acquisition of an air shut-off valve provider in the United Kingdom, expanding our global reach for protective technologies in our Energy Systems & Controls segment. Subsequent to the end of the quarter, we acquired the assets, intellectual property and internet domain names of a business which adds new subscribers for our freight matching services in our RF Technology segment. Our total investment for the two businesses was $97 million.

4.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan (“2006 Plan”) allows us to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. Roper has never issued stock awards other than those issued to employees or its non-employee directors.

Roper’s stock purchase plan allows U.S. and Canada employees to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The Company recognized stock based compensation expense of $8.0 million and $5.1 million for the three months ended June 30, 2008 and 2007, respectively, and $14.7 million and $9.7 million for the six months ended June 30, 2008 and 2007, respectively. The total tax effect recognized in net income related to stock based compensation was $5.2 million and $3.4 million for the six months ended June 30, 2008 and 2007, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $4.0 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively.

Stock Options - In the six months ended June 30, 2008, 1,020,500 options were granted with a weighted average fair value of $12.75. During the same period in 2007, 521,000 options were granted with a weighted average fair value of $13.66. All options were issued at grant date fair value.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2008 and 2007 using the Black-Scholes option-pricing model:

	2008	2007
Fair value per share ($)	12.75	13.66
Risk-free interest rate (%)	2.86	4.71
Expected option life (years)	5.02	4.5
Expected volatility (%)	21.06	20.93
Expected dividend yield (%)	0.53	0.50

Cash received from option exercises for the six months ended June 30, 2008 and 2007 was approximately $7.8 million and $10.6 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2008, the Company granted 599,810 shares of restricted stock with a weighted average fair value of $55.71. During the same period in 2007, 227,015 shares were granted with a weighted average fair value of $52.19. All grants were issued at grant date fair value.

During the six months ended June 30, 2008, 282,243 restricted shares vested with a weighted average grant date fair value of $43.30, at a weighted average vest date fair value of $57.55.

Employee Stock Purchase Plan - During the six months ended June 30, 2008 and 2007, participants of the employee stock purchase plan purchased 17,725 and 19,458 shares, respectively, of Roper’s common stock for total consideration of $1.04 million and $0.94 million, respectively. All of these shares were purchased from Roper’s treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended June 30, 2008 and 2007 were $73,028 and $76,335, respectively, and $158,097 and $128,635 for the six months ended June 30, 2008 and 2007, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

6.	Inventories

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials and supplies	$117,674	$113,327
Work in process	33,423	28,503
Finished products	72,758	60,698
Inventory reserves	(31,429)	(28,390)
	$192,426	$174,138

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2007	$442,143	$380,884	$411,190	$471,866	$1,706,083

Additions	—	13,451	—	258,041	271,492
Other	—	(6,480)	131	2,760	(3,589)
Currency translation adjustments	9,831	2,282	208	(653)	11,668
Balances at June 30, 2008	$451,974	$390,137	$411,529	$732,014	$1,985,654

Other primarily represents tax adjustments and acquisition purchase price allocation adjustments.

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
		(in thousands)
Assets subject to amortization:
Customer related intangibles	$504,850	$(99,079)	$405,771
Unpatented technology	46,116	(13,714)	32,402
Software	58,152	(24,278)	33,874
Patents and other protective rights	33,480	(18,246)	15,234
Backlog	16,560	(13,196)	3,364
Trade secrets	6,930	(3,443)	3,487
Assets not subject to amortization:
Trade names	119,373	—	119,373
Balances at December 31, 2007	$785,461	$(171,956)	$613,505

Assets subject to amortization:
Customer related intangibles	$625,501	$(118,682)	$506,819
Unpatented technology	57,934	(18,747)	39,187
Software	58,118	(27,142)	30,976
Patents and other protective rights	38,471	(19,778)	18,693
Backlog	16,543	(14,966)	1,577
Trade secrets	4,678	(4,081)	597
Assets not subject to amortization:
Trade names	148,000	—	148,000
Balances at June 30, 2008	$949,245	$(203,396)	$745,849

The increase in intangible assets during the six months ended June 30, 2008 related to 2008 acquisitions offset by revised allocations of intangible assets of 2007 acquisitions. The revised allocations resulted in a $9 million decrease in intangible assets, and a corresponding increase in goodwill. Amortization expense of other intangible assets was $31,440 and $28,431 during the six months ended June 30, 2008 and 2007, respectively.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the six months ended June 30, 2008 is presented below (in thousands).

Balance at December 31, 2007	$8,486
Additions charged to costs and expenses	6,689
Deductions	(2,876)
Other	(66)
Balance at June 30, 2008	$12,233

10.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Net sales:
Industrial Technology	$183,247	$161,333	13.6%	$356,864	$315,839	13.0%
Energy Systems & Controls	144,716	126,036	14.8	273,103	230,011	18.7
Scientific & Industrial Imaging	91,153	93,683	(2.7)	187,596	185,711	1.0
RF Technology	175,298	149,584	17.2	319,846	277,502	15.3
Total	$594,414	$530,636	12.0%	$1,137,409	$1,009,063	12.7%
Gross profit:
Industrial Technology	$86,837	$76,584	13.4%	$171,504	$150,013	14.3%
Energy Systems & Controls	79,874	66,809	19.6	148,548	120,252	23.5
Scientific & Industrial Imaging	49,090	51,166	(4.1)	102,678	102,387	0.3
RF Technology	89,529	67,836	32.0%	158,990	127,891	24.3
Total	$305,330	$262,395	16.4%	$581,720	$500,543	16.2%
Operating profit*:
Industrial Technology	$47,591	$40,546	17.4%	$92,860	$78,656	18.1%
Energy Systems & Controls	35,577	29,903	19.0	63,818	49,721	28.4
Scientific & Industrial Imaging	15,330	17,680	(13.3)	35,345	37,068	(4.6)
RF Technology	41,682	30,603	36.2	69,711	55,672	25.2
Total	$140,180	$118,732	18.1%	$261,734	$221,117	18.4%
Long-lived assets:
Industrial Technology	$44,867	$44,387	1.1%
Energy Systems & Controls	28,603	26,937	6.2
Scientific & Industrial Imaging	26,899	27,258	(1.3)
RF Technology	29,506	21,810	35.3
Total	$129,875	$120,392	7.9%

*Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. These expenses were $13,639 and $10,776 for the three months ended June 30, 2008 and 2007, respectively, and $26,927 and $20,310 for the six months ended June 30, 2008 and 2007, respectively.

11.	Subsequent Events

On July 7, 2008, the Company entered into a new unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaces its amended and restated secured credit facility, dated as of December 13, 2004. The new facility is comprised of a two year $350.0 million term loan facility and a five year $750.0 million revolving credit facility. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350.0 million.

The Company expects to record a $3 million non-cash debt extinguishment charge in the third quarter of 2008 related to the early termination of the Company’s amended and restated secured credit facility, dated as of December 13, 2004. This charge reflects the unamortized fees associated with this credit facility.

Recently Released Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”) which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement will not impact the Company’s consolidated financial position as it is disclosure-only in nature.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the consolidated financial position for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

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

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, water, energy, research and medical, security and other niche markets.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2008, our allowance for doubtful accounts receivable, sales returns and sales credits was $12.4 million, or 3.0% of total gross accounts receivable and has decreased slightly from 3.2% at December 31, 2007.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2008, inventory reserves for excess and obsolete inventory were $31.4 million, or 14.0% of gross inventory cost, and are unchanged as a percentage of gross inventory cost from December 31, 2007.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2008, the accrual for future warranty obligations was $12.2 million or 0.5% of annualized second quarter sales, as compared to 0.4% in previous quarters. The increase is due to a special $3.5 million warranty charge at Neptune related to a certain vendor-supplied component used in select water meters which were causing a malfunction.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the second quarter of 2008, we recognized $33.2 million of net sales using this method. In addition, approximately $161.3 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2008. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 34.5%, which is 10 basis points higher than the 34.4% rate experienced in the prior year second quarter.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales
Industrial Technology	$183,247	$161,333	$356,864	$315,839
Energy Systems & Controls	144,716	126,036	273,103	230,011
Scientific & Industrial Imaging	91,153	93,683	187,596	185,711
RF Technology	175,298	149,584	319,846	277,502
Total	$594,414	$530,636	$1,137,409	$1,009,063
Gross profit:
Industrial Technology	47.4%	47.5%	48.1%	47.5%
Energy Systems & Controls	55.2	53.0	54.4	52.3
Scientific & Industrial Imaging	53.9	54.6	54.7	55.1
RF Technology	51.1	45.3	49.7	46.1
Total	51.4	49.4	51.1	49.6
Selling, general & administrative expenses:
Industrial Technology	21.4%	22.3%	22.0%	22.6%
Energy Systems & Controls	30.6	29.3	31.0	30.7
Scientific & Industrial Imaging	37.0	35.7	35.9	35.2
RF Technology	27.3	24.9	27.9	26.0
Total	27.8	27.1	28.1	27.7
Segment operating profit:
Industrial Technology	26.0%	25.1%	26.0%	24.9%
Energy Systems & Controls	24.6	23.7	23.4	21.6
Scientific & Industrial Imaging	16.8	18.9	18.8	20.0
RF Technology	23.8	20.5	21.8	20.1
Total	23.6	22.3	23.0	21.9
Corporate administrative expenses	(2.3)	(2.0)	(2.4)	(2.0)
	21.3	20.3	20.6	19.9
Interest expense	(1.7)	(2.5)	(2.0)	(2.7)
Other expense	(0.1)	(0.2)	0.1	(0.1)
Earnings before income taxes	19.4	17.6	18.8	17.1
Income taxes	(6.7)	(6.1)	(6.5)	(5.9)
Net earnings	12.7%	11.5%	12.2%	11.2%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net sales for the quarter ended June 30, 2008 were $594.4 million as compared to $530.6 million in the prior-year quarter, an increase of 12.0%. Approximately $31 million of our sales increase was due to acquisitions, resulting in internal sales growth of 6.2%, which included a 2.5% positive foreign exchange impact.

In our Industrial Technology segment, net sales were up 13.6% to $183.2 million in the second quarter of 2008 as compared to $161.3 million in the second quarter of 2007 due to strong sales throughout the segment, led by increased sales at Neptune represented by growth in both domestic and international markets. Gross margins were slightly lower at 47.4% for the second quarter of 2008 as compared to 47.5% in the second quarter of 2007. The decrease was due primarily to a $3.5 million warranty charge at Neptune, offset in part by price increases, volume leverage and other cost reductions in the manufacturing process. SG&A expenses as a percentage of net sales were 21.4%, down from 22.3% in the prior year quarter due to operating leverage from higher sales. The resulting operating profit margins were 26.0% in the second quarter of 2008 as compared to 25.1% in the second quarter of 2007.

Net sales in our Energy Systems & Controls segment increased by 14.8% to $144.7 million during the second quarter of 2008 compared to $126.0 million in the second quarter of 2007. Approximately $4 million of the increase was due to acquisitions. Internal growth of 11% was driven by strong year over year sales in our sensor technology business and continued strength in petroleum analysis instrumentation. Gross margins were 55.2% in the second quarter of 2008 compared to 53.0% in the second quarter of 2007 due to operating leverage from higher sales. SG&A expenses as a percentage of net sales increased to 30.6% compared to the prior year quarter at 29.3%. Operating margins were 24.6% in the second quarter of 2008 as compared to 23.7% in the second quarter of 2007.

Net sales in our Scientific & Industrial Imaging segment decreased by 2.7% to $91.2 million during the second quarter of 2008 as compared to $93.7 million in the second quarter of 2007. Internal sales were down 1%, primarily due to lower sales in our camera business. Gross margins decreased slightly to 53.9% in the second quarter of 2008 from 54.6% in the second quarter of 2007. SG&A as a percentage of net sales increased to 37.0% in the second quarter of 2008 as compared to 35.7% in the second quarter of 2007 due to higher engineering costs at our microimaging companies. As a result, operating margins were 16.8% in the second quarter of 2008 as compared to 18.9% in the second quarter of 2007.

In our RF Technology segment, net sales were up 17.2% at $175.3 million compared to $149.6 million in the second quarter of 2007. Acquisitions accounted for $27.8 million in increased sales for 2008. The prior year quarter included the initial phase of a large Middle East project, and internal growth in 2008 excluding this project would have been 5%. Gross margins were 51.1% as compared to 45.3% in the prior year quarter, due to the inclusion of the higher margin CBORD business in 2008, as well as the successful transition of the Company's tolling project in the Middle East from the installation phase to the operational phase. SG&A as a percentage of sales in the second quarter of 2008 was 27.3% up from 24.9% in the prior year due the higher SG&A structure related to the CBORD business.  Operating profit margins increased to 23.8% in 2008 as compared to 20.5% in 2007.

Corporate expenses were $13.6 million, or 2.3% of sales, in the second quarter of 2008 as compared to $10.8 million, or 2.0% of sales, in the second quarter of 2007. The primary reason for the increase was higher equity compensation costs related to retention programs and the additional costs to the Company as Roper’s stock price rises.

Interest expense of $10.3 million for the second quarter of 2008 was $3.1 million lower as compared to $13.4 million in the second quarter of 2007. This is due to a decrease in interest rates on the variable rate portion of our outstanding debt and an increase in offsetting interest income related to higher cash balances, partially offset by higher average balances on our credit facility over the prior year quarter.

Income taxes were 34.5% of pretax earnings in the current quarter as compared to 34.4% in the second quarter of 2007.

At June 30, 2008, the functional currencies of our European subsidiaries were stronger against the dollar since June 30, 2007 and December 31, 2007, with the exception of the British pound, which weakened against the dollar since June 30, 2007 and December 31, 2007. The Canadian dollar was stronger against the dollar compared to June 30, 2007, but weaker as compared to December 31, 2007. The currency changes resulted in a decrease of $3.5 million in the foreign exchange component of comprehensive earnings for the quarter.

Approximately $1.7 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating results in the second quarter of 2008 increased slightly due to the weakening of the US dollar as compared to a year ago, primarily against the euro. The difference between the operating results for these companies for the three months ended June 30, 2008, translated into U.S. dollars was approximately 1%.

Net orders were $606.5 million for the quarter, 13.8% higher than the second quarter 2007 net order intake of $532.8 million. Approximately $45 million of the order increase was due to acquisitions resulting in internal growth of 5.4%. We experienced strong bookings in all of our segments. Overall, our order backlog at June 30, 2008 was up 13.8% as compared to June 30, 2007. The increase in backlog is due to 4.3% internal growth as well as 9.5% or $52.7 million from acquisitions and the exit from the Redlake Motion product line.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2008	2007	2008	2007
Industrial Technology	$165,873	$163,102	$88,499	$106,614
Energy Systems & Controls	139,247	122,693	89,904	83,097
Scientific & Industrial Imaging	88,973	86,207	74,986	68,545
RF Technology	212,394	160,809	348,208	270,351
	$606,487	$532,811	$601,597	$528,607

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net sales for the six months ended June 30, 2008 were $1.1 billion as compared to $1.0 billion in the prior year six month period, an increase of 12.7%. Approximately $47.7 million of our sales increase was due to acquisitions; however, all of our segments showed improvement over the prior year six month period resulting in internal sales growth of 8.0%.

In our Industrial Technology segment, net sales were up 13.0% to $356.9 million in the first six months of 2008 as compared to $315.8 million in the first six months of 2007 due to strong sales throughout the segment, led by increased sales at Neptune represented by growth in both domestic and international markets. Despite increased cost of raw materials and a $3.5 million warranty charge at Neptune, gross margins were higher at 48.1% for the first six months of 2008 as compared to 47.5% in the first six months of 2007, due to operating leverage from higher sales volume and continuous operating improvements. SG&A expenses as a percentage of net sales were 22.0%, down from 22.6% in the prior year six month period due to operating leverage from higher sales. The resulting operating profit margins were 26.0% in the first six months of 2008 as compared to 24.9% in the first six months of 2007.

Net sales in our Energy Systems & Controls segment increased by 18.7% to $273.1 million during the first six months of 2008 compared to $230.0 million in the first six months of 2007. Approximately $14 million of the increase was due to acquisitions. Internal growth of 12% was driven by strong year over year sales in our sensor technology business, continued strength in petroleum analysis instrumentation, and continued penetration of steam generation inspection products and turbomachinery control systems for oil and gas projects in the Middle East and Africa. Gross margins were 54.4% in the first six months of 2008 compared to 52.3% in the first six months of 2007 due to the non-recurrence of the purchase accounting inventory step-up of $0.8 million related to Dynisco in the first half of 2007 and operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were up slightly to 31.0% compared to the prior year six month period at 30.7%. Operating margins were 23.4% in the first six months of 2008 as compared to 21.6% in first six months of 2007.

In our Scientific & Industrial Imaging segment net sales increased 1.0% to $187.6 million in the first six months of 2008 as compared to $185.7 million in the first six months of 2007. Internal sales were up 2.3%, led by strong sales in the medical business and new product launches in microimaging applications, offset by lower sales in our camera business. Gross margins decreased slightly to 54.7% in the first six months of 2008 from 55.1% in the first six months of 2007. SG&A as a percentage of net sales increased to 35.9% in the six month period ended June 30, 2008 as compared to 35.2% in the prior year period. Operating margins were 18.8% in the first six months of 2008 as compared to 20.0% in the first six months of 2007.

In our RF Technology segment, net sales were up 15.3% at $319.8 million compared to $277.5 million in the first six months of 2007. Acquisitions accounted for approximately 13% of the increase, with the remaining 2.5% of the increase resulting from internal growth, due primarily to continued wins in domestic tolling and traffic management projects. Gross margins were 49.7% as compared to 46.1% in the prior year six month period, due to the inclusion of the higher margin CBORD business in 2008, as well as the successful transition of the Company's tolling project in the Middle East from the installation phase to the operational phase. SG&A as a percentage of sales in the first six months of 2008 was 27.9% up from 26.0% in the prior year due to the higher SG&A structure related to the CBORD business.  Operating profit margins were 21.8% in 2008 as compared to 20.1% in 2007.

Corporate expenses as a percentage of sales were 2.4%, or $26.9 million, in the first six months of 2008 as compared to 2.0%, or $20.3 million, in the first six months of 2007. The primary reason for the increase was higher equity compensation costs related to retention programs and the additional costs to the Company as Roper’s stock price rises.

Interest expense of $22.5 million for the first half of 2008 was $4.3 million lower as compared to $26.8 million in the first half of 2007. This is due to a decrease in interest rates on the variable rate portion of our outstanding debt and an increase in offsetting interest income related to higher cash balances, partially offset by higher average balances on our credit facility over the prior year period.

Income taxes were 34.8% of pretax earnings in the first six months of 2008 as compared to 34.7% in the first six months of 2007.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $95.7 million in the second quarter of 2008 as compared to $78.5 million in the second quarter of 2007, a 22% increase. This change is due to the higher income levels from the prior year quarter. Cash used in investing activities during the current and prior year quarter was primarily business acquisitions and capital expenditures. Cash used in financing activities was term loan principal payments and dividends in both the current and prior year quarters, and revolver payments of $45.7 million in the three month period ending June 30, 2008. Cash provided by financing activities in the three month period ending June 30, 2007 was primarily revolver borrowings for acquisitions of $11.6 million. Principal payments of $24.6 million were made on the Company’s $955.0 million term loan in accordance with the terms of the credit facility, as compared to $16.4 million in the second quarter of 2007.

For the six month period ended June 30, 2008, net cash provided by operating activities was $167.3 million as compared to $135.6 million in the six month period ended June 30, 2007, a 23% increase. This increase is primarily due to the higher income levels over the prior year period. Cash used in investing activities during the current and prior six month periods was primarily for business acquisitions. Cash provided by financing activities during the current and prior year six month periods was primarily related to debt borrowings for acquisitions. Cash used in financing activities during the current and prior year six month periods was for paydown on our revolving credit line, scheduled payments on our term debt and dividend payments. $133.2 million of revolver debt was borrowed during the six months ended June 30, 2008 as compared with $56.4 million in the prior year period. In the current year, principal payments of $49.1 million were made on the Company’s $955.0 million term loan in accordance with the terms of the credit facility, as compared to $32.8 million in the six months ended June 30, 2007.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $342.0 million at June 30, 2008 compared to $305.9 million at December 31, 2007, due primarily to higher receivables balances related to sales made late in the second quarter of 2008. Total debt increased to $1.15 billion at June 30, 2008 compared to $1.06 billion at December 31, 2007 due to borrowings for the CBORD acquisition. The leverage of the Company is shown in the following table (in thousands):

	June 30, 2008	December 31, 2007
Total Debt	$1,145,717	$1,058,592
Cash	(146,186)	(308,768)
Net Debt	999,531	749,824
Stockholders’ Equity	1,957,520	1,789,806
Total Net Capital	$2,957,051	$2,539,630
Net Debt / Total Net Capital	33.8%	29.5%

In December 2004, we entered into a $1.055 billion senior secured credit facility with a diverse group of participating financial institutions and banks, which consisted of a five-year $655 million term loan and a five-year $400 million revolving loan. The credit agreement contained a $300 million term loan accordion which was exercised in December 2007, thereby increasing the term loan balance to $955 million and the credit facility to $1.355 billion. We also have $230 million of senior subordinated convertible notes, due in 2034. At June 30, 2008, our debt consisted of the $230 million in senior subordinated convertible notes, $774.6 million of term loan and $134.0 million in outstanding revolver debt under the credit facility. See Footnote 11 - Subsequent Event for details on the Company’s new unsecured credit facility entered into on July 7, 2008.  Interest rates in the new unsecured facility will be approximately 75 basis points higher than under the old senior secured credit facility.

The Company also had $53.2 million of outstanding letters of credit at June 30, 2008. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us. The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended June 30, 2008.

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $14.3 million and $12.7 million were incurred during the six month periods ended June 30, 2008 and 2007 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”) which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement will not impact the Company’s consolidated financial position as it is disclosure-only in nature.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the consolidated financial position for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

Outlook

Current geopolitical and economic uncertainties could adversely affect our business prospects. A significant terrorist attack or other global conflict could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also will similarly disrupt the economy.

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

At June 30, 2008 we had fixed-rate borrowings of $230 million related to our senior subordinated convertible notes and variable rate borrowings under the $1.355 billion credit facility. An additional $250 million of term loan debt reported as fixed rate debt at December 31, 2007 was classified as variable rate debt at June 30, 2008 due to the expiration of an interest rate swap on March 13, 2008. Our $955 million 5-year term loan under this credit facility was variable at a spread over LIBOR. Any borrowings under the $400 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. At June 30, 2008, the prevailing market rates were 0.6% lower than the fixed rate on our debt instruments.  See Footnote 11 - Subsequent Event for details on the Company’s new unsecured credit facility entered into on July 7, 2008.

At June 30, 2008, Roper’s outstanding variable-rate borrowings under the $1.355 billion credit facility were $908.6 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $9.1 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 21.9% of our total second quarter sales and 70.7% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most European and Asian currencies during the second quarter of 2008 versus December 31, 2007 and strengthened against the British pound and Canadian dollar. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during second quarter 2008 versus exchange rates experienced during second quarter 2007 was not material and resulted in increased operating profits of 1%. If these currency exchange rates had been 10% different throughout the first quarter of 2008 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.6 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first half of 2008 compared to currency exchange rates at December 31, 2007 resulted in an increase in net assets of $18.8 million that was reported as a component of comprehensive earnings, $11.7 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Roper held its 2008 Annual Meeting of Shareholders on June 6, 2008 in Sarasota, Florida. Of the 89,342,266 shares of common stock outstanding as of record date of April 18, 2008, 77,763,516 shares, or 87.0% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows:

Proposal 1: Election of two (2) Directors

Each of the directors identified below elected at the 2008 Annual Meeting of Shareholders was elected for a term expiring at the 2011 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2009 Annual Meeting of Shareholders or the 2010 Annual Meeting of Shareholders are as follows: Wilbur J. Prezzano (2009), and Robert D. Johnson (2009), Brian D. Jellison (2010), W. Lawrence Banks (2010), David W. Devonshire (2010) and John F. Fort III (2010).

	Number of Votes
	For	Withheld
Christopher Wright	76,699,307	1,064,209
Richard Wallman	73,517,613	4,245,903

Proposal 2: Approval of certain Amendments to the Roper Industries, Inc. 2006 Incentive Plan

Approval of an Amendments to the 2006 Incentive Plan to increase the number of shares available for grant under the plan by 5.0 million, and re-approve a list of qualified business criteria for performance-based awards to preserve federal income tax deductions.

For	56,609,933
Against	12,686,985
Abstain	442,698

Proposal 3: Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company.

For	77,373,287
Against	378,091
Abstain	12,137

Item 6.              Exhibits

(a)10.1	Roper Industries, Inc., Amended and Restated 2006 Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.

___________________________

(a) Incorporated herein by reference to Appendix A of the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 29, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President, and	July 25, 2008
Brian D. Jellison	Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	July 25, 2008
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	July 25, 2008
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

10.1

Roper Industries, Inc., Amended and Restated 2006 Incentive Plan, incorporated herein by reference to Appendix A of the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 29, 2008.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Financial Officer, filed herewith.