Form 10-Q
period 2008-09-30
ROPER INDUSTRIES INC
filed 2008-11-07
CIK 882835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

The number of shares outstanding of the Registrant’s common stock as of October 17, 2008 was approximately 89,711,993.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2008

PART I.           FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$593,100	$532,902	$1,730,509	$1,541,965
Cost of sales	284,340	261,123	840,029	769,643
Gross profit	308,760	271,779	890,480	772,322

Selling, general and administrative expenses	176,461	158,041	523,374	457,777
Income from operations	132,299	113,738	367,106	314,545

Interest expense	14,322	13,119	36,833	39,957
Other expense, net	2,836	404	1,695	1,884

Earnings before income taxes	115,141	100,215	328,578	272,704

Income taxes	39,942	35,075	114,124	94,901

Net earnings	$75,199	$65,140	$214,454	$177,803

Net earnings per share:
Basic	$0.84	$0.74	$2.40	$2.01
Diluted	0.80	0.70	2.28	1.91

Weighted average common shares outstanding:
Basic	89,629	88,575	89,381	88,286
Diluted	94,251	93,559	94,026	92,934

Dividends declared per common share	$0.0725	$0.0650	$0. 2175	$0.1950

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS:
Cash and cash equivalents	$156,272	$308,768
Accounts receivable, net	396,815	359,808
Inventories	196,089	174,138
Deferred taxes	33,714	27,800
Unbilled receivable	69,251	60,218
Other current assets	29,462	20,405
Total current assets	881,603	951,137

Property, plant and equipment, net	115,762	107,513
Goodwill	2,164,632	1,706,083
Other intangible assets, net	827,649	613,505
Deferred taxes	33,762	23,854
Other noncurrent assets	50,023	51,092
Total other assets	3,076,066	2,394,534

Total assets	$4,073,431	$3,453,184

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$128,335	$115,809
Accrued liabilities	260,862	194,055
Income taxes payable	32,297	24,121
Deferred taxes	—	2,442
Current portion of long-term debt	232,676	331,103
Total current liabilities	654,170	667,530

Long-term debt	1,113,674	727,489
Deferred taxes	252,814	221,411
Other liabilities	42,681	46,948
Total liabilities	2,063,339	1,663,378

Commitments and contingencies

Common stock	919	910
Additional paid-in capital	790,668	757,318
Retained earnings	1,139,863	944,886
Accumulated other comprehensive earnings	100,431	108,732
Treasury stock	(21,789)	(22,040)
Total stockholders’ equity	2,010,092	1,789,806

Total liabilities and stockholders’ equity	$4,073,431	$3,453,184

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$214,454	$177,803
Depreciation	24,775	23,560
Amortization	50,588	46,643
Income taxes	4,459	22,634
Other, net	11,263	(43,669)
Cash provided by operating activities	305,539	226,971

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(701,935)	(106,287)
Capital expenditures	(20,787)	(19,591)
Other, net	(4,084)	(3,596)
Cash used in investing activities	(726,806)	(129,474)

Cash flows from financing activities:
Proceeds from senior unsecured term loan	350,000	-
Proceeds from senior notes	500,000
Repayment of borrowings under prior secured credit facility	(908,620)	-
Principal payments on term notes under prior secured credit facility	(49,125)	(49,125)
Borrowings/(payments) under revolving line of credit, net	393,000	(1,000)
Debt issuance costs	(10,169)	-
Dividends paid	(19,393)	(17,182)
Excess windfall tax benefit	4,688	6,536
Proceeds from exercise of stock options	10,050	12,919
Other, net	918	810
Cash provided/(used) by financing activities	271,349	(47,042)

Effect of foreign currency exchange rate changes on cash	(2,578)	5,998

Net increase/(decrease) in cash and cash equivalents	(152,496)	56,453

Cash and cash equivalents, beginning of period	308,768	69,478

Cash and cash equivalents, end of period	$156,272	$125,931

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2007	$910	$757,318	$944,886	$108,732	$(22,040)	$1,789,806

Net earnings	—	—	214,454	—	—	214,454
Stock option exercises	4	10,047	—	—	—	10,051
Treasury stock transactions	—	1,228	—	—	251	1,479
Restricted stock grants	5	(5,512)	—	—	—	(5,507)
Stock based compensation	—	22,848	—	—	—	22,848
Stock option tax benefit	—	4,739	—	—	—	4,739
Currency translation adjustments, net of $5,322 tax	—	—	—	(7,761)	—	(7,761)
Unrealized gain on derivative, shown net of $291 tax	—	—	—	(540)	—	(540)
Dividends declared	—	—	(19,477)	—	—	(19,477)

Balances at September 30, 2008	$919	$790,668	$1,139,863	$100,431	$(21,789)	$2,010,092

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2008

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month and nine month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2007 Annual Report on Form 10-K filed on February 29, 2008 with the Securities and Exchange Commission (“SEC”).

2.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options, restricted stock awards and the premium over the conversion price on the Company's senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method. Outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive were 28,000 for both the three and nine month periods ended September 30, 2008. For the nine month period ended September 30, 2007, there were 28,500 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, and none for the three month period ended September 30, 2007

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)
	2008	2007	2008	2007
Basic shares outstanding	89,629	88,575	89,381	88,286
Effect of potential common stock
Common stock awards	1,216	1,463	1,262	1,462
Senior subordinated convertible notes	3,406	3,521	3,383	3,186
Diluted shares outstanding	94,251	93,559	94,026	92,934

3.	Business Acquisitions

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

During the second quarter of 2008, the Company completed the acquisition of an air shut-off valve provider in the United Kingdom (“UK”), expanding our global reach for protective technologies in our Energy Systems & Controls segment. During the third quarter of 2008, our acquisitions consisted of the assets, intellectual property and internet domain names of a business which adds new subscribers for our freight matching services, a leading provider of comprehensive software solutions and related services that complements CBORD’s higher education business to allow us to better serve the entire education spectrum, and a UK-based end-to-end solutions provider for network monitoring, pressure management, automatic meter reading and smart metering solutions which complements the RF component of our Neptune business. All of the third quarter acquisitions are reported in our RF Technology segment.

The aggregate gross purchase price for acquisitions made during the second and third quarters was $331 million of cash, which includes amounts incurred for direct external transaction costs associated with the acquisition. The initial purchase price allocation resulted in $110 million of identifiable intangible assets and $212 million of goodwill.

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

The Company recognized stock based compensation expense of $8.1 million and $5.4 million for the three months ended September 30, 2008 and 2007, respectively, and $22.8 million and $15.1 million for the nine months ended September 30, 2008 and 2007, respectively. The total tax effect recognized in net income related to stock based compensation was $8.0 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $4.7 million and $5.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Stock Options - In the nine months ended September 30, 2008, 1,050,500 options were granted with a weighted average fair value of $12.83. During the same period in 2007, 542,000 options were granted with a weighted average fair value of $13.72. All options were issued at grant date fair value.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2008 and 2007 using the Black-Scholes option-pricing model:

	2008	2007
Fair value per share ($)	12.83	13.72
Risk-free interest rate (%)	2.87	4.72
Expected option life (years)	5.02	4.5
Expected volatility (%)	21.10	20.91
Expected dividend yield (%)	0.53	0.50

Cash received from option exercises for the nine months ended September 30, 2008 and 2007 was approximately $10.1 million and $13.0 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2008, the Company granted 604,810 shares of restricted stock with a weighted average fair value of $56.96. During the same period in 2007, 234,269 shares were granted with a weighted average fair value of $52.40. All grants were issued at grant date fair value.

During the nine months ended September 30, 2008, 290,376 restricted shares vested with a weighted average grant date fair value of $44.03, at a weighted average vest date fair value of $57.77.

Employee Stock Purchase Plan - During the nine months ended September 30, 2008 and 2007, participants of the employee stock purchase plan purchased 25,279 and 26,468 shares, respectively, of Roper’s common stock for total consideration of $1.5 million and $1.3 million, respectively. All of these shares were purchased from Roper’s treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended September 30, 2008 and 2007 were $48,056 and $86,490, respectively, and $206,153 and $215,125 for the nine months ended September 30, 2008 and 2007, respectively. The differences between net earnings and comprehensive earnings were currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

6.	Debt

On July 7, 2008, the Company entered into a new $1.1 billion unsecured credit facility (the "New Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaces its $1.355 billion amended and restated secured credit facility, dated as of December 13, 2004 (the "Secured Credit Facility"). The New Credit Facility is composed of a two year $350.0 million term loan facility and a five year $750.0 million revolving credit facility. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350.0 million.

The Company recorded a $3.1 million non-cash debt extinguishment charge in the third quarter of 2008 related to the early termination of the Secured Credit Facility. This charge reflects the unamortized fees associated with the Secured Credit Facility and was reported as other expense.

On August 6, 2008, we issued $500,000,000 aggregate principal amount of 6.625% senior notes due August 15, 2013 (the “Notes”). The Notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody’s Investor Services or Standard & Poor’s Ratings Services downgrades or upgrades the rating assigned to the Notes.

We may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount plus a make-whole premium based on a spread to U.S. Treasury securities as described in the indenture relating to the Notes, which is filed as an exhibit to this Quarterly Report.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness. The Notes are effectively subordinated to any of the Company's existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not guaranteed by any of the Company's subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

Other debt includes $230 million of senior subordinated convertible notes due 2034.

7.	Inventories

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials and supplies	$122,137	$113,327
Work in process	32,586	28,503
Finished products	73,702	60,698
Inventory reserves	(32,336)	(28,390)
	$196,089	$174,138

8.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2007	$442,143	$380,884	$411,190	$471,866	$1,706,083
Additions	—	13,451	—	458,230	471,681
Other	—	(6,480)	131	1,330	(5,019)
Currency translation adjustments	(2,780)	(1,728)	(2,367)	(1,238)	(8,113)
Balances at September 30, 2008	$439,363	$386,127	$408,954	$930,188	$2,164,632

Other primarily represents tax adjustments and acquisition purchase price allocation adjustments.

9.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
		(in thousands)
Assets subject to amortization:
Customer related intangibles	$504,850	$(99,079)	$405,771
Unpatented technology	46,116	(13,714)	32,402
Software	58,152	(24,278)	33,874
Patents and other protective rights	33,480	(18,246)	15,234
Backlog	16,560	(13,196)	3,364
Trade secrets	6,930	(3,443)	3,487
Assets not subject to amortization:
Trade names	119,373	—	119,373
Balances at December 31, 2007	$785,461	$(171,956)	$613,505

Assets subject to amortization:
Customer related intangibles	$702,264	$(130,462)	$571,802
Unpatented technology	65,188	(18,755)	46,433
Software	59,100	(28,787)	30,313
Patents and other protective rights	40,817	(20,624)	20,193
Backlog	16,528	(15,826)	702
Trade secrets	4,665	(3,973)	692
Assets not subject to amortization:
Trade names	157,514	—	157,514
Balances at September 30, 2008	$1,046,076	$(218,427)	$827,649

The increase in intangible assets during the nine months ended September 30, 2008 related to 2008 acquisitions offset by revised allocations of intangible assets of 2007 acquisitions. The revised allocations resulted in a $9 million decrease in intangible assets, and a corresponding increase in goodwill. Amortization expense of other intangible assets was $46,471 and $43,968 during the nine months ended September 30, 2008 and 2007, respectively.

10.	Contingencies

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. A summary of the Company’s warranty accrual activity for the nine months ended September 30, 2008 is presented below (in thousands).

Balance at December 31, 2007	$8,486
Additions charged to costs and expenses	8,442
Deductions	(5,680)
Other	(223)
Balance at September 30, 2008	$11,025

11.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Net sales:
Industrial Technology	$169,065	$161,828	4.5%	$525,929	$477,667	10.1%
Energy Systems & Controls	137,535	131,033	5.0	410,638	361,044	13.7
Scientific & Industrial Imaging	94,610	91,331	3.6	282,206	277,042	1.9
RF Technology	191,890	148,710	29.0	511,736	426,212	20.1
Total	$593,100	$532,902	11.3%	$1,730,509	$1,541,965	12.2%
Gross profit:
Industrial Technology	$82,215	$78,394	4.9%	$253,719	$228,407	11.1%
Energy Systems & Controls	75,172	70,907	6.0	223,720	191,159	17.0
Scientific & Industrial Imaging	51,457	50,242	2.4	154,135	152,629	1.0
RF Technology	99,916	72,236	38.3%	258,906	200,127	29.4
Total	$308,760	$271,779	13.6%	$890,480	$772,322	15.3%

Operating profit*:
Industrial Technology	$43,767	$42,065	4.0%	$136,627	$120,721	13.2%
Energy Systems & Controls	32,541	31,858	2.1	96,359	81,579	18.1
Scientific & Industrial Imaging	18,746	16,385	14.4	54,091	53,453	1.2
RF Technology	50,191	34,997	43.4	119,902	90,669	32.2
Total	$145,245	$125,305	15.9%	$406,979	$346,422	17.5%
Long-lived assets:
Industrial Technology	$44,316	$44,200	0.3%
Energy Systems & Controls	27,351	26,143	4.6
Scientific & Industrial Imaging	26,557	27,878	(4.7)
RF Technology	36,506	22,452	62.6
Total	$134,730	$120,673	11.6%

*Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. These expenses were $12,946 and $11,567 for the three months ended September 30, 2008 and 2007, respectively, and $39,873 and $31,877 for the nine months ended September 30, 2008 and 2007, respectively.

12.	Recently Released Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the consolidated financial position for fair value measurements made during the first three quarters of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

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

Overview

Roper Industries, Inc. (“Roper”, “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, water, energy, research and medical, education, security and other niche markets.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The return and other sales credit histories are analyzed to determine likely future rates for such credits.

At September 30, 2008, our allowance for doubtful accounts receivable, sales returns and sales credits was $12.9 million, or 3.1% of total gross accounts receivable and has decreased slightly from 3.2% at December 31, 2007.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2008, inventory reserves for excess and obsolete inventory were $32.3 million, or 14.2% of gross inventory cost, and increased slightly as a percentage of gross inventory cost from December 31, 2007.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2008, the accrual for future warranty obligations was $11.0 million or 0.5% of annualized third quarter sales, as compared to 0.4% in prior year quarters. The increase is due to a special $3.5 million warranty charge at Neptune in the second quarter related to a certain vendor-supplied component used in select water meters which were causing a malfunction.

Net sales recognized under the percentage-of-completion method of accounting are estimated and dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the third quarter of 2008, we recognized $32.7 million of net sales using this method. In addition, approximately $223.2 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2008. Net sales accounted for under this method are generally not significantly different in profitability compared with net sales for similar products and services accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 34.7%, which is 31 basis points lower than the 35.0% rate experienced in the prior year third quarter.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales
Industrial Technology	$169,065	$161,828	$525,929	$477,667
Energy Systems & Controls	137,535	131,033	410,638	361,044
Scientific & Industrial Imaging	94,610	91,331	282,206	277,042
RF Technology	191,890	148,710	511,736	426,212
Total	$593,100	$532,902	$1,730,509	$1,541,965
Gross profit:
Industrial Technology	48.6%	48.4%	48.2%	47.8%
Energy Systems & Controls	54.7	54.1	54.5	52.9
Scientific & Industrial Imaging	54.4	55.0	54.6	55.1
RF Technology	52.1	48.6	50.6	47.0
Total	52.1	51.0	51.5	50.1
Selling, general & administrative expenses:
Industrial Technology	22.7%	22.4%	22.3%	22.5%
Energy Systems & Controls	31.0	29.8	31.0	30.4
Scientific & Industrial Imaging	34.6	37.1	35.5	35.8
RF Technology	25.9	25.0	27.2	25.7
Total	27.6	27.5	27.9	27.6
Segment operating profit:
Industrial Technology	25.9%	26.0%	26.0%	25.3%
Energy Systems & Controls	23.7	24.3	23.5	22.6
Scientific & Industrial Imaging	19.8	17.9	19.2	19.3
RF Technology	26.2	23.5	23.4	21.3
Total	24.5	23.5	23.5	22.5
Corporate administrative expenses	(2.2)	(2.2)	(2.3)	(2.1)
	22.3	21.3	21.2	20.4
Interest expense	(2.4)	(2.5)	(2.1)	(2.6)
Other expense	(0.5)	(0.1)	(0.1)	(0.1)
Earnings before income taxes	19.4	18.8	19.0	17.7
Income taxes	(6.7)	(6.6)	(6.6)	(6.2)
Net earnings	12.7%	12.2%	12.4%	11.5%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net sales for the quarter ended September 30, 2008 were $593.1 million as compared to $532.9 million in the prior-year quarter, an increase of 11.3%. Approximately $35 million of our sales increase was due to acquisitions, resulting in internal sales growth of 4.7%, which included a 1% positive foreign exchange impact.

In our Industrial Technology segment, net sales were up 4.5% to $169.1 million in the third quarter of 2008 as compared to $161.8 million in the third quarter of 2007 primarily due to sales in our material test instrumentation business. Gross margins were slightly higher at 48.6% for the third quarter of 2008 as compared to 48.4% in the third quarter of 2007. SG&A expenses as a percentage of net sales were 22.7%, slightly higher than 22.4% in the prior year quarter. The resulting operating profit margins were 25.9% in the third quarter of 2008 as compared to 26.0% in the third quarter of 2007.

Net sales in our Energy Systems & Controls segment increased by 5.0% to $137.5 million during the third quarter of 2008 compared to $131.0 million in the third quarter of 2007. Approximately $2 million of the increase was due to acquisitions. Internal growth of 4% was driven by strength in our control and engine shut-off valve businesses. Gross margins were 54.7% in the third quarter of 2008 compared to 54.1% in the third quarter of 2007 due to operating leverage from higher sales. SG&A expenses as a percentage of net sales increased to 31.0% compared to the prior year quarter at 29.8%. Operating margins were 23.7% in the third quarter of 2008 as compared to 24.3% in the third quarter of 2007.

Net sales in our Scientific & Industrial Imaging segment increased by 3.6% to $94.6 million during the third quarter of 2008 as compared to $91.3 million in the third quarter of 2007. Internal sales increased by 5%, primarily due to strength in our medical business and camera sales into the security and teleconferencing application markets. Gross margins decreased slightly to 54.4% in the third quarter of 2008 from 55.0% in the third quarter of 2007. SG&A as a percentage of net sales decreased to 34.6% in the third quarter of 2008 as compared to 37.1% in the third quarter of 2007 due to operating leverage on increased sales and focus on economic performance. As a result, operating margins were 19.8% in the third quarter of 2008 as compared to 17.9% in the third quarter of 2007.

In our RF Technology segment, net sales were up 29.0% at $191.9 million compared to $148.7 million in the third quarter of 2007. Acquisitions accounted for $35 million in increased sales for 2008. The prior year quarter included the initial phase of a large Middle East project, and internal growth in 2008 excluding this project would have been 11%. Gross margins were 52.1% as compared to 48.6% in the prior year quarter, due to the inclusion of the higher margin CBORD business in 2008, as well as the successful transition of the Company's tolling project in the Middle East from the installation phase to the operational phase. SG&A as a percentage of sales in the third quarter of 2008 was 25.9% up from 25.0% in the prior year due the higher SG&A structure related to the CBORD business. Operating profit margins increased to 26.2% in 2008 as compared to 23.5% in 2007.

Corporate expenses were $12.9 million in the third quarter of 2008 as compared to $11.6 million in the third quarter of 2007, and unchanged as a percentage of sales at 2.2%. The primary reason for the increase was higher equity compensation costs related to retention programs and the additional costs to the Company due to the increase in Roper’s stock price on the grant dates of stock awards.

Interest expense of $14.3 million for the third quarter of 2008 was $1.2 million higher as compared to $13.1 million in the third quarter of 2007. This is due to higher average balances on our credit facility over the prior year quarter, partially offset by a decrease in interest rates on the variable rate portion of our outstanding debt and an increase in offsetting interest income related to higher cash balances.

Income taxes were 34.7% of pretax earnings in the current quarter as compared to 35.0% in the third quarter of 2007.

At September 30, 2008, the functional currencies of our European subsidiaries, with the exception of the British pound, were stronger against the dollar since September 30, 2007 and December 31, 2007. The British pound and the Canadian dollar were weaker against the dollar compared to September 30, 2007 and December 31, 2007. The currency changes resulted in a decrease of $31.9 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $19.8 million of the total adjustment is related to goodwill and is not expected to directly affect our expected future cash flows. Operating income in the third quarter of 2008 increased slightly due to the weakening of the US dollar as compared to a year ago, primarily against the euro. The difference between the operating income for these companies for the three months ended September 30, 2008, translated into U.S. dollars was approximately 1%.

Net orders were $580.6 million for the quarter, 8.9% higher than the third quarter 2007 net order intake of $532.9 million. Approximately $27 million of the order increase was due to acquisitions resulting in internal growth of 3.8%. We experienced strong bookings in three of our four segments. Overall, our order backlog at September 30, 2008 was up 16.1% as compared to September 30, 2007. The increase in backlog is due to 1.7% internal growth as well as 14.4% or $76.4 million from acquisitions.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2008	2007	2008	2007
Industrial Technology	$163,442	$153,236	$81,169	$99,114
Energy Systems & Controls	134,970	145,855	86,148	98,752
Scientific & Industrial Imaging	102,933	95,339	81,859	73,908
RF Technology	179,274	138,513	368,298	260,154
	$580,619	$532,943	$617,474	$531,928

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net sales for the nine months ended September 30, 2008 were $1.7 billion as compared to $1.5 billion in the prior year nine month period, an increase of 12.2%. Approximately $83.2 million of our sales increase was due to acquisitions; however, all of our segments showed improvement over the prior year nine month period resulting in internal sales growth of 6.8%.

In our Industrial Technology segment, net sales were up 10.1% to $525.9 million in the first nine months of 2008 as compared to $477.7 million in the first nine months of 2007 due to strong sales throughout the segment, led by increased sales at Neptune represented by growth in both domestic and international markets as well as increased sales in our material test instrumentation business. Despite increased cost of raw materials and a $3.5 million warranty charge at Neptune, gross margins were higher at 48.2% for the first nine months of 2008 as compared to 47.8% in the first nine months of 2007, due to operating leverage from higher sales volume and continuous operating improvements. SG&A expenses as a percentage of net sales were 22.3%, down from 22.5% in the prior year nine month period due to operating leverage from higher sales. The resulting operating profit margins were 26.0% in the first nine months of 2008 as compared to 25.3% in the first nine months of 2007.

Net sales in our Energy Systems & Controls segment increased by 13.7% to $410.6 million during the first nine months of 2008 compared to $361.0 million in the first nine months of 2007. Approximately $16 million of the increase was due to acquisitions. Internal growth of 9% was driven by strong year over year sales in our sensor technology and control and engine shut-off valve businesses, and continued penetration of turbomachinery control systems for oil and gas projects in the Middle East and Africa. Gross margins were 54.5% in the first nine months of 2008 compared to 52.9% in the first nine months of 2007 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were up slightly to 31.0% compared to the prior year nine month period at 30.4%. Operating margins were 23.5% in the first nine months of 2008 as compared to 22.6% in first nine months of 2007.

In our Scientific & Industrial Imaging segment net sales increased 1.9% to $282.2 million in the first nine months of 2008 as compared to $277.0 million in the first nine months of 2007. Internal sales were up 3.3%, led by strong sales in the medical business and camera sales into the security and teleconferencing application markets. Gross margins decreased slightly to 54.6% in the first nine months of 2008 from 55.1% in the first nine months of 2007. SG&A as a percentage of net sales decreased slightly to 35.5% in the nine month period ended September 30, 2008 as compared to 35.8% in the prior year period. Operating margins were 19.2% in the first nine months of 2008 as compared to 19.3% in the first nine months of 2007.

In our RF Technology segment, net sales were up 20.1% at $511.7 million compared to $426.2 million in the first nine months of 2007. Acquisitions accounted for approximately 16.6% of the increase, with the remaining 3.5% of the increase resulting from internal growth, due primarily to continued wins in domestic tolling and traffic management projects. Gross margins were 50.6% as compared to 47.0% in the prior year nine month period due to the inclusion of the higher margin CBORD business in 2008, as well as the successful transition of the Company's tolling project in the Middle East from the installation phase to the operational phase in the current year. SG&A as a percentage of sales in the first nine months of 2008 was 27.2% up from 25.7% in the prior year due to the higher SG&A structure related to the CBORD business. Operating profit margins were 23.4% in 2008 as compared to 21.3% in 2007.

Corporate expenses as a percentage of sales were 2.3%, or $39.9 million, in the first nine months of 2008 as compared to 2.1%, or $31.9 million, in the first nine months of 2007. The primary reason for the increase was higher equity compensation costs related to retention programs and the additional costs to the Company due to the increase in Roper’s stock price on the grant dates of stock awards.

Interest expense of $36.8 million for the first nine months of 2008 was $3 million lower as compared to $40.0 million in the first nine months of 2007. This is due to a decrease in interest rates on the variable rate portion of our outstanding debt and an increase in offsetting interest income related to higher cash balances, partially offset by higher average balances on our credit facility over the prior year period.

Income taxes were 34.7% of pretax earnings in the first nine months of 2008 as compared to 34.8% in the first nine months of 2007.

Financial Condition, Liquidity and Capital Resources

On July 7, 2008, the Company entered into a new $1.1 billion unsecured credit facility (the "New Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaces its $1.355 billion amended and restated secured credit facility, dated as of December 13, 2004 (the "Secured Credit Facility"). The New Credit Facility is composed of a two year $350.0 million term loan facility and a five year $750.0 million revolving credit facility. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350.0 million.

The Company recorded a $3.1 million non-cash debt extinguishment charge in the third quarter of 2008 related to the early termination of the Secured Credit Facility. This charge reflects the unamortized fees associated with the Secured Credit Facility and was reported as other expense.

On August 6, 2008, we issued $500,000,000 aggregate principal amount of 6.625% senior notes due August 15, 2013 (the “Notes”). The Notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody’s Investor Services or Standard & Poor’s Ratings Services downgrades or upgrades the rating assigned to the Notes.

We may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount plus a make-whole premium based on a spread to U.S. Treasury securities as described in the indenture relating to the Notes, which is filed as an exhibit to this Quarterly Report.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness. The Notes are effectively subordinated to any of the Company's existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not guaranteed by any of the Company's subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

Other debt includes $230 million of senior subordinated convertible notes due 2034.

Net cash provided by operating activities was $138.2 million in the third quarter of 2008 as compared to $91.4 million in the third quarter of 2007, a 51.2% increase. This change is due to the higher income levels over the prior year quarter, and lower receivables at quarter end due to improved distribution of sales levels throughout the quarter and collections from sales made late in the second quarter of 2008. Cash used in investing activities during the current and prior year quarter was primarily business acquisitions and capital expenditures. Cash provided by financing activities in the three month period ending September 30, 2008 was primarily from receipts from the $500 million Notes and the $1.1 billion New Credit Facility, which consisted of the $350 million term loan and revolver borrowings of $259 million. Cash used in financing activities was primarily repayment of $908.6 million in debt on the retired $1.335 billion secured credit agreement and dividends. Cash used in financing activities in the three month period ending September 30, 2007 was primarily principal payments on the Company’s former $955.0 million term loan of $16.4 million, and revolver payments of $57.9 million.

For the nine month period ended September 30, 2008, net cash provided by operating activities was $305.5 million as compared to $227.0 million in the nine month period ended September 30, 2007, a 35% increase. This increase is primarily due to the higher income levels over the prior year period and improved receivables collections. Cash used in investing activities during the current and prior nine month periods was primarily for business acquisitions. Cash provided by financing activities during the current and prior year nine month periods was primarily related to debt borrowings for acquisitions. Cash used in financing activities during the current and prior year nine month periods was for paydown on our revolving credit line, scheduled payments on our term debt and dividend payments.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $303.8 million at September 30, 2008, a slight decrease from $305.9 million at December 31, 2007. In addition, the Company measures its operating performance based on "asset velocity" (defined as net assets as a percentage of the current quarter's annualized revenue). The net assets included in this calculation are accounts receivable plus inventory minus accounts payable and accrued liabilities, as adjusted for any acquisitions during the current quarter. As of September 30, 2008, the Company's net assets were $205.8 million or 8.8% of third quarter annualized revenue.

Total debt increased to $1.35 billion at September 30, 2008 compared to $1.06 billion at December 31, 2007 due to borrowings related to acquisitions. The leverage of the Company is shown in the following table (in thousands):

	September 30, 2008	December 31, 2007
Total Debt	$1,346,350	$1,058,592
Cash	(156,272)	(308,768)
Net Debt	1,190,078	749,824
Stockholders’ Equity	2,010,092	1,789,806
Total Net Capital	$3,200,170	$2,539,630
Net Debt / Total Net Capital	37.2%	29.5%

The Company also had $53.5 million of outstanding letters of credit at September 30, 2008. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance additional acquisitions. We also have several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. In total, these smaller facilities do not represent a significant source of credit for us. The Company was in compliance with all debt covenants related to our credit facilities throughout the quarter ended September 30, 2008.

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $20.8 million and $19.6 million were incurred during the nine month periods ended September 30, 2008 and 2007 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

The global financial markets have been and continue to be in turmoil, with extreme volatility in the equity markets and with some financial and other institutions having difficulty accessing the credit markets, particularly in those industries more significantly affected by deteriorating broader economic conditions. During the three months ended September 30, 2008, we issued $500 million of our 6.625% Senior Notes due 2013 and borrowed $609 million under the New Credit Facility. As of September 30, 2008 we had approximately $788 million remaining availability under the New Credit Facility (including additional term loans or additional revolving credit commitments we may request under this facility). In addition, neither our access to nor the value of our cash equivalents or short-term investments have been adversely affected by the recent liquidity problems of financial institutions. Although we have attempted to be prudent in our investment strategy and in pre-funding to meet our foreseeable liquidity needs, it is not possible to predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position. Additional financial institution failures, or other events could reduce amounts available under our committed credit facility, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits and could restrict our access to the public equity and debt markets.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt at a pace consistent with that which has historically been experienced. However, the rate at which we can reduce our debt during 2008 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing businesses; and none of these factors can be predicted with certainty.

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

In the third quarter of 2008, we replaced the existing $1.355 billion Secured Credit Facility with the $1.1 billion New Credit Facility and issued $500 million in senior notes on August 6, 2008. See Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information

At September 30, 2008 we had fixed rate borrowings of $500 million related to our senior notes and $230 million related to our senior subordinated convertible notes. The $350 million 2-year term loan under our credit facility was variable at a spread over LIBOR. Borrowings under the $750 million revolving credit facility have a fixed rate, but the terms of these individual borrowings are generally only one to three months. Outstanding revolver borrowings were $259 million at September 30, 2008. At September 30, 2008, the prevailing market rates were 1.6% lower than the fixed rate on our Notes, and 1.3% higher than the fixed rate on our senior subordinated convertible notes.

At September 30, 2008, Roper’s outstanding variable rate borrowings under the $1.1 billion New Credit Facility were $609 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $6.1 million.

Several Roper companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 23.0% of our total third quarter sales and 71.4% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most European and Asian currencies during the third quarter of 2008 versus December 31, 2007 and strengthened against the British pound and Canadian dollar. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during third quarter 2008 versus exchange rates experienced during third quarter 2007 was not material and resulted in increased operating profits of 1%. If these currency exchange rates had been 10% different throughout the first quarter of 2008 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.6 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first nine months of 2008 compared to currency exchange rates at December 31, 2007 resulted in a decrease in net assets of $13.1 million that was reported as a component of comprehensive earnings, $8.1 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

(a)4.1

Credit Agreement, dated as of July 7, 2008, among Roper Industries, Inc., as parent borrower, its foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Trust Company and BNP Paribas, as documentation agents, Wachovia Capital Markets, LLC and Banc of America Securities, LLC, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

4.2	Indenture dated as of August 4, 2008 between Roper Industries, Inc. and Wells Fargo Bank, National Association, as Trustee, filed herewith.

10.1	Roper Industries, Inc., Amended and Restated 2006 Incentive Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.

___________________________

(a) Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed July 7, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President, and	November 7, 2008
Brian D. Jellison	Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	November 7, 2008
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 7, 2008
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX

TO REPORT ON FORM 10-Q

Number	Exhibit

(a)4.1

Credit Agreement, dated as of July 7, 2008, among Roper Industries, Inc., as parent borrower, its foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Trust Company and BNP Paribas, as documentation agents, Wachovia Capital Markets, LLC and Banc of America Securities, LLC, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

4.2	Indenture dated as of August 4, 2008 between Roper Industries, Inc. and Wells Fargo Bank, National Association, as Trustee, filed herewith.

10.1	Roper Industries, Inc., Amended and Restated 2006 Incentive Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer, filed herewith.

___________________________

(a) Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed July 7, 2008.