Form 10-K
period 2008-12-31
ROPER INDUSTRIES INC
filed 2009-03-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

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
----------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes  ☑ No

Based on the closing sale price on the New York Stock Exchange on June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $5,913,756,279.

Number of shares of Registrant’s Common Stock outstanding as of February 20, 2009: 89,765,578.
----------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 3, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Table of Contents

Information About Forward-Looking Statements

This Annual Report on 10-K ("Annual Report") includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

•	general economic conditions;
•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors and officers liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial intangible assets;
•	our ability to successfully develop new products:
•	failure to protect our intellectual property;
•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
•	the factors discussed in Item 1A to this Annual Report under the heading “Risk Factors.”

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

PART I

ITEM 1.	BUSINESS

Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research and medical, education, security and other niche markets.

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

Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets. We maintain a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products, the applications expertise used to create our advanced products and systems, and our distribution and service capabilities. Our operating units grow their businesses through new product development and development of new applications and services for existing products to satisfy customer needs. In addition, our operating units grow our customer base by expanding our distribution, selling other products through our existing channels and entering adjacent markets.

Diversified End Markets and Geographic Reach. Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. We have a global presence, with sales of products manufactured and exported from the United States ("U.S.") and manufactured abroad and sold to customers outside the U.S. totaling $919 million in 2008, compared to $859 million in 2007. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (“Annual Report”).

Research and Development. We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending increased to $87.4 million in 2008 as compared to $67.9 and $58.6 million in 2007 and 2006, respectively. Research and development expense as a percentage of sales increased to 3.8% in 2008 from 3.2% in 2007. The increase is due to acquisitions made during 2008 which have higher research and development spending compared to many other Roper entities, and continued investment in existing businesses.

Our Business Segments

Our operations are reported in four market-focused segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging, and RF Technology. Financial information about our business segments is presented in Note 14 of the Notes to Consolidated Financial Statements.

Scientific and Industrial Imaging

Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld and vehicle mount computers and software. These products and solutions are provided through five U.S-based and one Canadian-based operating units. For 2008, this segment had net sales of $375.5 million, representing 16.3% of our total net sales.

Digital Imaging Products and Software - We manufacture and sell extremely sensitive, high-performance charged couple device (“CCD”) and complementary metal oxide semiconductor (“CMOS”) cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, security, automotive, and other end-user markets such as biological and material science. They are frequently incorporated into products by OEMs.

Patient Positioning Products and Software - We manufacture and sell patient positioning devices, image-guided therapy software and supply diagnostic and therapeutic disposable products used in conjunction with ultrasound imaging for minimally invasive medical procedures.

Handheld and Vehicle Mount Computers and Software - We manufacture and sell fully rugged handheld and vehicle mount computers for utility, principally water management, and non-utility markets and we develop and sell software to assist in utility meter reading and service order management.

Backlog - Our Scientific and Industrial Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain original equipment manufacturers (“OEMs”) and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $80.0 million at December 31, 2008, as compared to $74.8 million at December 31, 2007.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

     Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration and other non-destructive inspection and measurement products and solutions, which are provided through six U.S.-based operating units. For 2008, this segment had net sales of $548.2 million, representing 23.8% of our total net sales.

Control Systems - We manufacture control systems and panels and provide related engineering and commissioning services for turbomachinery applications, predominately in energy markets.

Fluid Properties Testing Equipment - We manufacture and sell automated and manual test equipment to determine physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation, of liquids and gases for the petroleum and other industries.

Industrial Valves and Controls - We manufacture and distribute a variety of valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, marine engine and general industrial markets. Many of these products are designed for use in hazardous environments.

Sensors and Controls - We manufacture sensors and control equipment including pressure sensors, temperature sensors, measurement instruments and control software for global rubber, plastics and process industries.

Non-destructive Inspection and Measurement Instrumentation - We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, and vibration sensors, switches and transmitters. These solutions are applied principally in energy markets. Many of these products are designed for use in hazardous environments.

Backlog - The Energy Systems and Controls operating units’ sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $85.0 million at December 31, 2008 compared to $93.1 million at December 31, 2007.

Distribution and Sales - Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors in both the U.S. and various other countries.

Industrial Technology

Our Industrial Technology segment produces industrial pumps, equipment and consumables for materials analysis, industrial leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading (“AMR”) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2008, this segment had net sales of $687.6 million, representing 29.8% of our total net sales.

Industrial Pumps - We manufacture and distribute a wide variety of pumps. These pumps vary significantly in complexity and in pumping method employed, which allows for the movement and application of a diverse range of liquids and solids including low and high viscosity liquids, high solids content slurries and chemicals. Our pumps are used in large and diverse sets of end markets such as oil and gas, agricultural, water and wastewater, chemical and general industrial.

Materials Analysis Equipment and Consumables - We manufacture and sell equipment and supply various types of consumables necessary to prepare materials samples for testing and analysis. These products are used mostly within the academic, government research, electronics, material science, basic materials, steel and automotive end-user markets.

Industrial Leak Testing Equipment - We manufacture and sell products and systems to test for leaks and confirm the integrity of assemblies and sub-assemblies in automotive, medical, industrial and consumer products applications.

Flow Measurement Equipment - We manufacture and distribute turbine and positive displacement flow meters, emissions measurement equipment and flow meter calibration products for aerospace, automotive, power generation and other industrial applications.

Water Meter and AMR Products and Systems - We manufacture and distribute several classes of water meter products serving the residential, and certain commercial and industrial water management markets, and several lines of automatic meter reading products and systems serving these markets.

Backlog - The Industrial Technology operating units’ sales reflect a combination of standard products and specially engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain OEMs may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $59.1 million at December 31, 2008, as compared to $93.1 million at December 31, 2007.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

RF Technology

Our RF Technology segment provides radio frequency identification (“RFID”)  and other communication related technology and software solutions that are used primarily in comprehensive toll and traffic systems and processing, security and access control, campus card systems, freight matching, mobile asset tracking and water sub-metering and remote monitoring applications. These products and solutions are provided through six U.S.-based and one European-based operating units. This segment had sales of $695.0 million for the year ended December 31, 2008, representing 30.1% of our total net sales.

Toll and Traffic Systems - We manufacture and sell toll tags and monitoring systems as well as provide transaction and violation processing services for toll and traffic systems to both governmental and private sector entities. In addition, we provide intelligent traffic systems that assist customers in improving traffic flow and infrastructure utilization.

Freight Matching - We maintain an electronic marketplace that matches available capacity of trucking units with the available loads of freight to be moved from location to location throughout North America.

Card Systems/Integrated Security Solutions - We provide card systems and integrated security solutions to education, health care and various other markets. In the education and health care markets, we also provide an integrated nutrition management solution.

Backlog - The RF Technology operating units’ sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $365.7 million at December 31, 2008 compared to $271.3 million at December 31, 2007.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

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

Customers

No customer accounted for 10% or more of net sales for 2008 for any segment or for Roper as a whole.

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

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own or license the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with employees, to protect our trade secrets and know-how. We believe that our operating units are not substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights.

Employees

As of December 31, 2008, we had approximately 7,900 total employees, with approximately 5,800 located in the United States. Approximately 275 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

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

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding Roper’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, Roper filed with the New York Stock Exchange (the “NYSE”) the Chief Executive Officer certification regarding Roper’s compliance with the NYSE’s Corporate Governance Listing Standards (the “Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards. The certification was filed with the NYSE on July 3, 2008 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

ITEM 1A.                      RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2008, we had approximately $1.27 billion in total consolidated indebtedness. In addition, we had approximately $524 million undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity. Subject to certain restrictions contained in our senior unsecured credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions.

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

Our ability to make scheduled principal payments of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

Our senior unsecured credit facility contains financial covenants requiring us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to meet the financial covenants or requirements in our senior unsecured credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions contained in our senior unsecured credit facility could result in an event of default under this facility, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our senior unsecured credit facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under this facility or our other indebtedness.

Unfavorable changes in foreign exchange rates may significantly harm our business.

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds, Danish krone and Japanese yen. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 24% of our total net sales for the year ended December 31, 2008 compared to 28% for the year ended December 31, 2007. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings. At present, we do not hedge against foreign currency risks.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for approximately 16% and 17% of our net sales for the years ended December 31, 2008 and December 31, 2007, respectively. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

•	unfavorable changes in or noncompliance with U.S. and other jurisdictions’ export requirements;
•	restrictions on the export of technology and related products;
•	unfavorable changes in or noncompliance with U.S. and other jurisdictions’ export policies to certain countries;
•	unfavorable changes in the import policies of our foreign markets; and
•	a general economic downturn in our foreign markets.

The occurrence of any of these events could reduce the foreign demand for our products or could limit our ability to export our products and, therefore, could materially negatively affect our future sales and earnings.

The effects of the recent global financial crisis and general weakness in the global economy may impact our business.

The recent global financial crisis and general weakness in the global economy have resulted in a general tightening in the credit markets, lower levels of liquidity and corresponding increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets.  These macroeconomic developments have had adverse effects on our customers and could have adverse effects on our business, including decreased revenue from the sales of products and increased financing costs due to the failure of financial institutions.  The combination of some or all of these factors could adversely affect our results of operations and ability to execute our business strategy.

Economic, political and other risks associated with our international operations could adversely affect our business.

As of December 31, 2008, approximately 19% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

•	adverse changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	trade protection measures and import or export requirements;
•	trade liberalization measures which could expose our international operations to increased competition;
•	subsidies or increased access to capital for firms that are currently, or may emerge as, competitors in countries in which we have operations;
•	partial or total expropriation;
•	potentially negative consequences from changes in tax laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements;
•	longer payment cycles of foreign customers and difficulty in collecting receivables in foreign jurisdictions; and
•	international sentiment towards the U.S.

The occurrence of any of these events could materially harm our business.

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets globally. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain necessary financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

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

In some of our businesses, we derive a significant amount of revenue from large customers. The loss or reduction of any significant contracts with any of these customers could materially reduce our revenue and cash flows. Additionally, many of our customers are government entities. In many situations, government entities can unilaterally terminate or modify our existing contracts without cause and without penalty to the government agency.

We face intense competition. If we do not compete effectively, our business may suffer.

We face intense competition from numerous competitors. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility and established customer service capabilities. We may not be able to compete effectively on all of these fronts or with all of our competitors. In addition, new competitors may emerge, and product lines may be threatened by new technologies or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2008, goodwill totaled $2.12 billion compared to $2.00 billion of stockholders’ equity, which was 53% of our total assets of $3.97 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

We depend on our ability to develop new products, and any failure to develop or market new products could adversely affect our business.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding Roper’s periodic or current reports within the last 180 days prior to December 31, 2008.

ITEM 2.                      PROPERTIES

Roper’s corporate offices, consisting of 22,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 118 principal locations around the world to support our operations, of which 44 are manufacturing facilities, and the remaining 74 locations provide sales, service and administrative support functions.  We consider our facilities to be in good operating condition and adequate for their present use and believe that we have sufficient plant capacity to meet our current and anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2008.

Segment	Region	Office	Office & Manufacturing
		Leased	Leased	Owned
Industrial Technology		(amounts in thousands of square feet)
	US	42	159	559
	Canada	36	-	-
	Europe	30	92	485
	Asia	9	-	-
	Mexico	-	60	-
Energy Systems & Controls
	US	-	346	-
	Canada	-	43	-
	Europe	10	8	128
	Asia	6	-	-
Scientific & Industrial Imaging
	US	43	134	127
	Canada	-	70	-
	Europe	-	21	-
RF Technology
	US	505	168	-
	Canada	11	-	-
	Europe	-	-	16
	Middle East	140	-	-

ITEM 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to a vote of our security-holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2008 and 2007 quarters.

		High	Low	Cash Dividends Declared
2008	4th Quarter	$ 54.66	$ 35.19	$ 0.0825
	3rd Quarter	65.49	54.75	0.0725
	2nd Quarter	67.70	59.39	0.0725
	1st Quarter	61.01	50.05	0.0725

2007	4th Quarter	$ 70.81	$ 60.43	$ 0.0725
	3rd Quarter	65.50	58.36	0.0650
	2nd Quarter	58.36	53.88	0.0650
	1st Quarter	55.14	48.61	0.0650

Based on information available to us and our transfer agent, we believe that as of February 20, 2009 there were 285 record holders of our common stock.

Dividends - Roper has declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2008, our Board of Directors increased the quarterly dividend paid January 31, 2009 to $0.0825 per share from $0.0725 per share, an increase of 13.8%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2008, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Roper under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2008, the cumulative total stockholder return for the Company’s common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s 500 Industrials Index (the “S&P 500 Industrials”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the common stock of the Company, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Roper Industries, Inc.	100.00	124.26	162.21	207.35	259.29	180.96
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Industrials	100.00	118.03	120.78	136.83	153.29	92.09

The information set forth in Item 12 “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 6.                      SELECTED FINANCIAL DATA

The following summary consolidated selected financial data for and as of the end of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 was derived from our audited consolidated financial statements. Our consolidated financial statements for and as of the end of each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in this Annual Report (amounts in thousands, except per share data).

	Years ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
Operations data:
Net sales	$2,306,371	$2,102,049	$1,700,734	$1,453,731	$969,764
Gross profit	1,188,288	1,058,395	861,325	726,407	485,045
Income from operations	486,161	438,354	337,653	264,899	171,302
Net earnings	286,515	250,033	193,324	153,175	93,852

Per share data:
Basic earnings per share	$3.20	$2.83	$2.23	$1.79	$1.26
Diluted earnings per share	3.06	2.68	2.13	1.74	1.24

Dividends declared	0.30	0.27	0.24	0.22	0.20

Balance sheet data:
Working capital(6)	$239,099	$283,607	$39,846	$(7,418)	$302,610
Total assets	3,971,538	3,453,184	2,995,359	2,522,306	2,366,404
Long-term debt, less current portion	1,033,689	727,489	726,881	620,958	855,364
Stockholders’ equity	2,003,738	1,789,806	1,486,839	1,249,788	1,114,086

(1)
Includes results from the acquisitions of CBORD Holdings Corp. from February 20, 2008, Chalwyn Ltd. from June 18, 2008, Getloaded.com, LLC from July 17, 2008, Horizon Software Holdings, Inc. from August 27, 2008 and Technolog Holdings Ltd. from September 10, 2008.

(2)
Includes results from the acquisitions of JLT Mobile Computers, Inc. from February 21, 2007, DJ Instruments from February 28, 2007, Roda Deaco Valve, Ltd. from March 22, 2007, Dynamic Instruments, Inc. from June 21, 2007, and Black Diamond Advanced Technology, LLC from September 24, 2007.

(3)
Includes results from the acquisitions of Sinmed Holding International BV from April 5, 2006, Intellitrans, LLC from April 26, 2006, Lumenera Corporation from July 25, 2006, AC Analytic Controls BV from August 8, 2006 and Dynisco Parent, Inc. from November 30, 2006.

(4)	Includes results from the acquisitions of Inovonics Corporation from February 25, 2005, CIVCO Holding, Inc. from June 17, 2005 and MEDTEC, Inc. from November 30, 2005.
(5)	Includes results from the acquisitions of the power generation business of R/D Tech from June 7, 2004 and TransCore Holdings, Inc. from December 13, 2004.
(6)
The years ended December 31, 2008, 2007, 2006 and 2005 include $230 million of senior subordinated convertible notes required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in this Annual Report.

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency products and services. We market these products and services to selected segments of a broad range of markets including RF applications, water, energy, research and medical, education, security and other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On February 20, 2008, we purchased CBORD Holdings Corp. (“CBORD”), a provider of card systems and integrated security solutions to higher education, healthcare and other markets. On March 20, 2008, we acquired Tech-Pro, Inc. (“Tech-Pro”), a manufacturer of physical testing instruments for the rubber and plastic industries. On June 18, 2008, we purchased Chalwyn Limited (“Chalwyn”), an air shut-off valve provider. On July 17, 2008, we purchased the assets, intellectual property and internet domain names of Getloaded.com, LLC (“Getloaded”), adding new subscribers to our existing freight matching services. On August 27, 2008, we purchased Horizon Software Holdings, Inc. (“Horizon”), a provider of comprehensive software solutions and related services for the K-12 education market. On September 10, 2008 we purchased Technolog Holdings Limited (“Technolog”), an end-to-end solutions provider for network monitoring, pressure management, automatic meter reading and smart metering solutions.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, (“GAAP”). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2008 included in this Annual Report.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the Company to recognize expense for the grant date fair value of its employee stock option awards. The Company recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation, future warranty obligations, revenue recognition (percent of completion), income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes, which are not allocated to our business segments, affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2008, our allowance for doubtful accounts receivable was $11.2 million and our allowance for sales returns and sales credits was $1.5 million, for a total of $12.7 million, or 3.2% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2008 is $0.8 million higher than at December 31, 2007 and is unchanged as a percent of sales.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2008, inventory reserves for excess and obsolete inventory were $30.1 million, or 13.9% of gross inventory cost, as compared to $28.4 million, or 14.0% of gross inventory cost, at December 31, 2007. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of our obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2008, 2007, and 2006.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2008, we recognized revenue of approximately $127.9 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $135.5 million and $94.8 million of revenue was recognized using this method during the years ended December 31, 2007 and December 31, 2006, respectively. At December 31, 2008, approximately $206.8 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2008, our effective income tax rate was 34.3%, which was lower than the 2007 rate of 34.8%, due primarily to certain foreign tax planning initiatives.

Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 25 different business components with individual amounts ranging from zero to approximately $502 million. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2008.

Results of Operations

The following table sets forth selected information for the years indicated. Dollar amounts are in thousands and percentages are of net sales.

	Years ended December 31,
Net sales	2008	2007	2006
Industrial Technology	$687,622	$644,436	$549,993
Energy Systems and Controls(1)	548,214	516,420	343,699
Scientific and Industrial Imaging(2)	375,542	376,163	338,906
RF Technology(3)	694,993	565,030	468,136
Total	$2,306,371	$2,102,049	$1,700,734

Gross profit:
Industrial Technology	48.5%	48.2%	47.9%
Energy Systems and Controls	53.8	53.6	54.2
Scientific and Industrial Imaging	55.0	54.9	56.8
RF Technology	50.8	46.8	46.8
Total	51.5	50.4	50.6

Operating profit:
Industrial Technology	25.9%	25.6%	23.4%
Energy Systems and Controls	23.1	24.5	26.3
Scientific and Industrial Imaging	19.9	19.5	21.4
RF Technology	23.0	20.7	17.3
Total	23.4	22.9	21.9

Corporate administrative expenses	(2.3)%	(2.0)%	(2.0)%
Income from continuing operations	21.1	20.9	19.9
Interest expense	(2.3)	(2.5)	(2.6)
Loss on extinguishment of debt	(0.1)	—	—
Other income/(expense)	0.2	(0.1)	—
Income from continuing operations before taxes	18.9	18.3	17.3
Income taxes	(6.5)	(6.4)	(5.9)

Net earnings	12.4%	11.9%	11.4%

(1)
Includes results from the acquisitions of Tech-Pro from March 20, 2008, Chalwyn from June 18, 2008, DJ Instruments from February 28, 2007, Roda Deaco from March 22, 2007, Dynamic Instruments from June 21, 2007, AC Controls from August 8, 2006 and Dynisco from November 30, 2006.

(2)	Includes results from the acquisitions of JLT from February 21, 2007, Sinmed from April 5, 2006, and Lumenera from July 25, 2006.
(3)
Includes results from the acquisitions of CBORD from February 20, 2008, Getloaded from July 17, 2008, Horizon from August 27, 2008, Technolog from September 10, 2008, Black Diamond from September 24, 2007, and Intellitrans from April 26, 2006.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales for the year ended December 31, 2008 were $2.31 billion as compared to sales of $2.10 billion for the year ended December 31, 2007, an increase of 9.7%. This increase was the result of sales from acquired companies and internal growth. Our 2008 results included a full year of sales from our 2007 acquisitions of JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond. These results also included ten months of sales from CBORD, nine months from Tech-Pro, six months from Chalwyn, five months from Getloaded, four months from Horizon and three months from Technolog. Net sales of these acquisitions accounted for approximately $133 million of our 2008 net sales increase over 2007 and growth of our other business accounted for $71 million of the increase, or internal growth of 3.4% including a 1% foreign currency exchange impact.

Our Scientific and Industrial Imaging segment reported a $0.6 million or 0.2% decrease in net sales for the year ended December 31, 2008 over the year ended December 31, 2007. The decrease was attributable to the year over year impact of the removal of the Redlake motion camera product line. Internal growth for 2008 was 0.8% led by increased sales in our medical businesses, partially offset by slowing sales in our industrial camera businesses.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2008 increased by $31.8 million or 6.2% over the year ended December 31, 2007. Approximately $18 million of the increase was due to full year results from the 2007 acquisitions of DJ Instruments, Roda Deaco, and Dynamic Instruments, as well as partial year results from the 2008 acquisitions of Tech-Pro and Chalwyn. Internal growth was approximately $14 million or 2.8%, led by strength in our protective technology and oil and gas pipeline controls businesses.

Net sales for our Industrial Technology segment increased by $43.2 million or 6.7% for the year ended December 31, 2008 over the year ended December 31, 2007. The increase was due to broad-based moderate growth in all businesses in this segment.

In our RF Technology segment, net sales for the year ended December 31, 2008 increased by $130.0 million or 23.0% over the year ended December 31, 2007. The partial year results from the acquisitions of CBORD, Getloaded, Horizon, and Technolog and full-year results of 2007 acquisitions accounted for approximately $119 million of the increase. Internal growth increased 1.9% due to growth in our intelligent traffic systems business, offset by anticipated declines in our large Middle East project as it transitions from the design and installation phase to operations and maintenance.

Our overall gross profit percentage was 51.5% for the year ended December 31, 2008, as compared to 50.4% for the year ended December 31, 2007 due to operating leverage on increased sales. Our Industrial Technology, Energy Systems and Controls, and Scientific and Industrial Imaging segments gross margins were relatively unchanged in 2008 as compared to 2007. Our RF Technology segment gross margins increased to 50.8% in 2008 as compared to 46.8% in 2007, due to the favorable mix within existing businesses and higher gross margins at acquired businesses.

Selling, general and administrative (“SG&A”) expenses increased to 30.4% of net sales for the year ended December 31, 2008 from 29.5% of net sales for the year ended December 31, 2007. The increase is primarily due to the higher SG&A structure in our education market businesses within the RF Technology segment. In addition, corporate expenses increased due to higher equity compensation costs and the additional costs to the Company due to the increase in Roper’s stock price on the grant dates of stock awards.

Interest expense increased $1.5 million, or 2.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to higher average debt balances throughout 2008, offset by lower interest rates on our variable debt throughout the year.

The change in other income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to foreign exchange gains at our non-U.S. based companies on U.S. dollar cash, receivables and payables balances as the U.S. dollar strengthened against most currencies in the fourth quarter of 2008. These foreign exchange gains were offset by a $3.1 million pre-tax debt restructuring charge in the third quarter of 2008 related to the refinancing of our credit facility.

During 2008, our effective income tax rate was 34.3% versus 34.8% in 2007. This decrease was due primarily to certain foreign tax planning initiatives.

At December 31, 2008, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2007. The net result of these changes led to a decrease in the foreign exchange component of comprehensive earnings of $86.7 million in the year ending December 31, 2008. Approximately $59.8 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2008, operating profit increased by less than 1% of sales due to fluctuations in non-U.S. currencies.

The following table summarizes our net sales order information for the years ended December 31, 2008 and 2007 (dollar amounts in thousands).

	2008	2007	change
Industrial Technology	$656,176	$639,348	2.6%
Energy Systems and Controls	541,472	525,899	3.0
Scientific and Industrial Imaging	383,543	377,653	1.6
RF Technology	722,670	575,100	25.7
Total	$2,303,861	$2,118,000	8.8%

The increase in sales orders is due to internal growth of 2.3% with the remainder from acquisitions. The Industrial Technology segment net orders strengthened in most markets over the prior year.  Net orders in the Energy Systems and Controls segment increased due to the 2007 and 2008 acquisitions.  Scientific and Industrial Imaging net orders increased due to strength in our medical business and camera sales into the security and teleconferencing application markets, offset by decreases in industrial cameras sales.  The RF Technology segment experienced strong order growth for projects in the tolling and traffic control businesses.

The following table summarizes sales order backlog information at December 31, 2008 and 2007 (dollar amounts in thousands). Roper’s policy is to include in backlog only orders scheduled for shipment within twelve months.

	2008	2007	change
Industrial Technology	$59,128	$93,076	(36.5)%
Energy Systems and Controls	84,997	93,102	(8.7)
Scientific and Industrial Imaging	80,020	74,834	6.9
RF Technology	365,669	271,305	34.8
Total	$589,814	$532,317	10.8%

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

Our Scientific and Industrial Imaging segment reported an increase in net sales of $37.3 million or 11.0% for the year ended December 31, 2007 over the year ended December 31, 2006. The increase was attributable to the full-year impact of Sinmed and Lumenera acquired in 2006, and partial year impact of JLT in 2007, which accounted for approximately $23 million of the increase over prior year. Internal growth was 4.2%, which was related to increased sales in the electron microscopy market due to higher demand from OEM customers, offset by weakness in our motion camera product line and decreased sales of handheld computers due to supplier issues encountered during the year. The supplier issues were resolved in 2007 and did not impact operations in 2008.

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

In our RF Technology segment, net sales for the year ended December 31, 2007 increased by $96.9 million or 20.7% over the year ended December 31, 2006. The full-year results of Intellitrans, purchased in April, 2006, and four months from the acquisition of Black Diamond on September 24, 2007, accounted for approximately $7 million of the increase. Internal growth increased 19.3% due to strong performance in our traffic and tolling business, which benefited in 2007 from a large Middle East project that continued into 2008.

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

Selling, general and administrative expenses decreased to 29.5% of net sales for the year ended December 31, 2007 from 30.8% of net sales for the year ended December 31, 2006. The decrease is due to leverage from higher sales while making a conscious effort to control general and administrative expenses.

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $434.4 million for the year ended December 31, 2008, $343.8 million for the year ended December 31, 2007 and $262.5 million for the year ended December 31, 2006. The 2008 increase was primarily due to higher earnings over the prior year and improved receivables collection. Cash used by investing activities during 2008, 2007, and 2006 were primarily business acquisition costs. Cash from financing activities during each of these years was largely debt repayments and borrowings for acquisitions. Financing activities in 2008 included replacing our previous $1.355 billion secured credit facility with our current $1.1 billion unsecured credit facility and the issuance of our $500 million senior notes.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $294.9 million at December 31, 2008 compared to $305.9 million at December 31, 2007. We acquired approximately $7.9 million of net current assets through business acquisitions during 2008.

Total debt was $1.3 billion at December 31, 2008 (38.7% of total capital) compared to $1.1 billion at December 31, 2007 (37.2% of total capital). Our increased debt at December 31, 2008 compared to December 31, 2007 was due to the replacement of our previous $1.355 billion secured credit facility with our current $1.1 billion unsecured credit facility and the issuance of our $500 million senior notes.

Our $1.1 billion credit facility consists of a two year $350 million term loan and a five year $750 million revolving loan. The weighted average interest rate on the borrowings under the facility at December 31, 2008 was 1.90%. At December 31, 2008, our debt consisted of $230 million in senior subordinated convertible notes due in 2034, $500 million in senior notes due 2013, the $350 million term loan due 2010 and $179 million on the revolving loan. In addition, we had $8.5 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. The Company had $51.1 million of outstanding letters of credit at December 31, 2008, of which $47.3 million were covered by our lending group, thereby reducing its remaining revolving credit capacity commensurately. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2008.

Capital expenditures of $30.0 million, $30.1 million and $32.2 million were incurred during 2008, 2007 and 2006, respectively. In the future, we expect capital expenditures as a percentage of sales to be less than 2% of annual sales.

Description of Certain Indebtedness

Senior Unsecured Credit Facility - On July 7, 2008, the Company entered into a new $1.1 billion unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaces its $1.355 billion amended and restated secured credit facility, dated as of December 13, 2004. The $1.1 billion facility is composed of a $350 million term loan facility maturing July 7, 2010 and a five year $750 million revolving credit facility maturing July 7, 2013. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350 million.

The facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

Senior Notes - On August 6, 2008, we issued $500 million aggregate principal amount of 6.625% senior notes due August 15, 2013 (the “Notes”).  The Notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody’s Investors Service or Standard & Poor’s Ratings Services downgrades the rating assigned to the Notes.

We may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount plus a make-whole premium based on a spread to U.S. Treasury securities as described in the indenture relating to the Notes.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not guaranteed by any of the Company’s subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.

Senior Subordinated Convertible Notes - In December 2003, we issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes is payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, after January 15, 2009, interest will be recognized at the effective rate of 3.75% and will represent accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2008 (dollars in thousands).

Contractual Cash Obligations	Total	Payments Due in Fiscal Year
		2009	2010	2011	2012	2013	Thereafter

Long-term debt	$1,260,668	$231,668	$350,000	$—	$—	$679,000	$—
Senior Note interest	169,306	34,598	33,585	33,585	33,677	33,861	—
Capital leases	6,848	2,159	1,847	1,023	523	340	956
Operating leases	99,862	27,635	21,003	13,726	10,374	8,036	19,088
Total	$1,536,684	$296,060	$406,435	$48,334	$44,574	$721,237	$20,044

Other Commercial Commitments	Total Amount Committed	Amounts Expiring in Fiscal Year
		2009	2010	2011	2012	2013	Thereafter
Standby letters of credit and bank guarantees	$51,082	$47,670	$1,262	$319	$85	$1,746	$—

We have excluded $26 million related to the liability for uncertain tax positions under FIN 48 from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long term portion of the liability. See Note 8 of the Notes to Consolidated Financial Statements.

At December 31, 2008, the Company had outstanding surety bonds of $239 million.

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2009 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings, and to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2008, we had a combination of fixed and floating rate borrowings. Our $1.1 billion senior credit facility contains $350 million in variable rate term loans and a $750 million variable rate revolver. At December 31, 2008, the weighted average interest rate was 1.90% on the variable portion of the term loans and revolver. Our $500 million senior notes have a fixed interest rate of 6.625%, and our $230 million senior unsecured convertible notes have a fixed interest rate of 3.75%. At December 31, 2008, the prevailing market rates for long term notes were between 1.8% and 4.7% higher than the fixed rates on our debt instruments.

At December 31, 2008, Roper’s outstanding variable-rate borrowings under the $1.1 billion credit facility were $529 million. An increase in interest rates of 1% would increase our annualized interest costs by $5.3 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds, Danish krone or Japanese yen. Sales by companies whose functional currency was not the U.S. dollar were 24% of our total sales and 71% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most currencies during the first three quarters of 2008 and then strengthened significantly in the fourth quarter of 2008, which resulted in a 1% sales increase due to foreign currency exchange. The difference between 2008 operating income for these companies translated into U.S. dollars during 2008 and operating income translated into U.S. dollars during 2007 was less than 1%. If these currency exchange rates had been 10% different throughout 2008 compared to currency exchange rates actually experienced, the impact on our expected net earnings would have been approximately 3.5%.

The changes in these currency exchange rates relative to the U.S. dollar during 2008 compared to currency exchange rates at December 31, 2007 resulted in a decrease in net assets of $86.7 million that was reported as a component of comprehensive earnings, $59.8 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of Roper’s common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock price also influences the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive earnings, and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on these financial statements, financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded CBORD Holdings Corp.; Tech-Pro, Inc.; Chalwyn, Ltd.; GetLoaded.com, LLC; Horizon Software International, LLC; and Technolog Holdings Ltd. from its assessment of internal control over financial reporting as of December 31, 2008, because they were acquired by the Company in purchase business combinations during 2008. We have also excluded CBORD Holdings Corp.; Tech-Pro, Inc.; Chalwyn, Ltd.; GetLoaded.com, LLC; Horizon Software International, LLC; and Technolog Holdings Ltd. from our audit of internal control over financial reporting. CBORD Holdings Corp.; Tech-Pro, Inc.; Chalwyn, Ltd.; GetLoaded.com, LLC; Horizon Software International, LLC; and Technolog Holdings Ltd. are wholly-owned subsidiaries whose aggregate total assets and aggregate total revenues represent 7.2% and 5.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP
Atlanta, GA
February 27, 2009

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
 (in thousands, except per share data)

	2008	2007
Assets
Cash and cash equivalents	$178,069	$308,768
Accounts receivable, net	376,855	359,808
Inventories, net	185,919	174,138
Deferred taxes	29,390	27,800
Unbilled Receivables	61,168	60,218
Other current assets	26,906	20,405
Total current assets	858,307	951,137

Property, plant and equipment, net	112,463	107,513
Goodwill	2,118,852	1,706,083
Other intangible assets, net	804,020	613,505
Deferred taxes	28,050	23,854
Other assets	49,846	51,092

Total assets	$3,971,538	$3,453,184

Liabilities and Stockholders' Equity

Accounts payable	$121,807	$115,809
Accrued liabilities	261,682	194,055
Income taxes payable	1,892	24,121
Deferred taxes	—	2,442
Current portion of long-term debt	233,827	331,103
Total current liabilities	619,208	667,530

Long-term debt, net of current portion	1,033,689	727,489
Deferred taxes	272,077	221,411
Other liabilities	42,826	46,948
Total liabilities	1,967,800	1,663,378

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share; 350,000 shares authorized; 91,909 shares issued and 89,721 outstanding at December 31, 2008 and 90,995 shares issued and 88,773 outstanding at December 31, 2007.	919	910
Additional paid-in capital	798,486	757,318
Retained earnings	1,204,521	944,886
Accumulated other comprehensive earnings	21,513	108,732
Treasury stock 2,188 shares at December 31, 2008 and 2,222 shares at December 31, 2007	(21,701)	(22,040)
Total stockholders' equity	2,003,738	1,789,806

Total liabilities and stockholders' equity	$3,971,538	$3,453,184

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2008, 2007 and 2006
 (Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Net sales	$2,306,371	$2,102,049	$1,700,734
Cost of sales	1,118,083	1,043,654	839,409
Gross profit	1,188,288	1,058,395	861,325
Selling, general and administrative expenses	702,127	620,041	523,672
Income from operations	486,161	438,354	337,653
Interest expense	53,680	52,195	44,801
Loss on extinguishment of debt	3,133	—	—
Other income (expense)	6,607	(2,502)	20
Earnings from continuing operations before income taxes	435,955	383,657	292,872
Income taxes	149,440	133,624	99,548

Net earnings	$286,515	$250,033	$193,324

Earnings per share:
Basic	$3.20	$2.83	$2.23
Diluted	$3.06	$2.68	$2.13

Weighted average common shares outstanding:
Basic	89,468	88,390	86,842
Diluted	93,699	93,229	90,880

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
Years ended December 31, 2008, 2007 and 2006
 (in thousands, except per share data)

	Common Stock		Additional paid-in capital	Unearned compensation on restricted stock grants	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders equity	Compre-hensive earnings
	Shares	Amount
Balances at December 31, 2005	85,960	$883	$685,450	$(15,128)	$549,603	$51,731	$(22,751)	$1,249,788	$128,657
Net earnings	—	—	—	—	193,324	—	—	193,324	$193,324
Reclassification due to change in accounting principle-SFAS 123R	—	—	(15,128)	15,128	—	—	—	—	—
Stock option exercises	1,188	12	20,692	—	—	—	—	20,704	—
Treasury stock sold	38	—	1,193	—	—	—	374	1,567	—
Currency translation adjustments, net of $5,802 tax	—	—	—	—	—	17,768	—	17,768	17,768
Stock based compensation	—	—	15,415	—	—	—	—	15,415	—
Restricted stock grants	593	5	(1,410)	—	—	—	—	(1,405)	—
Stock option tax benefit	—	—	11,539	—	—	—	—	11,539	—
Reduction in unrealized gain on derivative, shown net of $(289) tax	—	—	—	—	—	(537)	—	(537)	(537)
Adjustment to adopt SFAS No. 158, net of $159 tax	—	—	—	—	—	(296)	—	(296)	—
Dividends declared ($0.24125 per share)	—	—	—	—	(21,028)	—	—	(21,028)	—
Balances at December 31, 2006	87,779	$900	$717,751	$—	$721,899	$68,666	$(22,377)	$1,486,839	$210,555
Adjustment to adopt FIN No. 48	—	—	—	—	(3,349)	—	—	(3,349)	—
Net earnings	—	—	—	—	250,033	—	—	250,033	$250,033
Stock option exercises	791	8	15,256	—	—	—	—	15,264	—
Treasury stock sold	27	—	1,426	—	—	—	337	1,763	—
Currency translation adjustments, net of $9,979 tax	—	—	—	—	—	42,326	—	42,326	42,326
Stock based compensation	—	—	20,716	—	—	—	—	20,716	—
Restricted stock grants	176	2	(3,560)	—	—	—	—	(3,558)	—
Stock option tax benefit	—	—	5,729	—	—	—	—	5,729	—
Reduction in unrealized gain on derivative, shown net of $(1,217) tax	—	—	—	—	—	(2,260)	—	(2,260)	(2,260)
Dividends declared ($0.2675 per share)	—	—	—	—	(23,697)	—	—	(23,697)	—
Balances at December 31, 2007	88,773	$910	$757,318	$—	$944,886	$108,732	$(22,040)	$1,789,806	$290,099
Net earnings	—	—	—	—	286,515	—	—	286,515	$286,515
Stock option exercises	462	5	11,032	—	—	—	—	11,037	—
Treasury stock sold	34	—	1,555	—	—	—	339	1,894	—
Currency translation adjustments, net of $9,404 tax	—	—	—	—	—	(86,679)	—	(86,679)	(86,679)
Stock based compensation	—	—	30,905	—	—	—	—	30,905	—
Restricted stock grants	452	4	(7,967)	—	—	—	—	(7,963)	—
Stock option tax benefit	—	—	5,643	—	—	—	—	5,643	—
Reduction in unrealized gain on derivative, shown net of $(291) tax	—	—	—	—	—	(540)	—	(540)	(540)
Dividends declared ($0.30 per share)	—	—	—	—	(26,880)	—	—	(26,880)	—
Balances at December 31, 2008	89,721	$919	$798,486	$—	$1,204,521	$21,513	$(21,701)	$2,003,738	$199,296

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006
 (in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$286,515	$250,033	$193,324
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	33,900	31,805	29,939
Amortization of intangible assets and deferred financing costs	69,208	61,375	52,105
Non-cash stock compensation	30,905	20,688	15,415
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	14,609	(21,243)	(34,580)
Inventories	(8,728)	(489)	(14,442)
Unbilled Receivables	(950)	(30,971)	(5,032)
Accounts payable and accrued liabilities	9,209	14,219	32,943
Income taxes payable	(177)	23,840	(4,506)
Other, net	(53)	(5,450)	(2,628)
Cash provided by operating activities	434,438	343,807	262,538

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(704,764)	(106,942)	(352,125)
Capital expenditures	(30,047)	(30,107)	(32,153)
Other, net	(4,483)	(5,339)	(2,387)
Cash used in investing activities	(739,294)	(142,388)	(386,665)

Cash flows from financing activities:
Proceeds from senior unsecured term loan	350,000	—	—
Proceeds from senior notes	500,000	—	—
Repayment of borrowings under prior credit facility	(908,620)	—	—
Principal borrowings/(payments) on term notes under prior credit facility	(49,125)	234,500	(32,750)
Borrowings/(payments) under revolving line of credit, net	313,000	(206,900)	158,413
Debt issuance costs	(10,226)	—	—
Cash dividends to stockholders	(25,887)	(22,954)	(20,402)
Treasury stock sales	1,894	1,763	1,567
Stock award tax excess windfall benefit	5,359	7,876	10,771
Proceeds from stock option exercises	11,037	15,263	20,692
Other	487	—	—
Cash provided by financing activities	187,919	29,548	138,291
Effect of exchange rate changes on cash	(13,762)	8,323	2,198

Net increase (decrease) in cash and cash equivalents	(130,699)	239,290	16,362
Cash and cash equivalents, beginning of year	308,768	69,478	53,116

Cash and cash equivalents, end of year	$178,069	$308,768	$69,478

Supplemental disclosures:
Cash paid for:
Interest	$39,063	$50,157	$43,721
Income taxes, net of refunds received	$144,258	$101,908	$93,284
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$774,164	$112,112	$408,571
Liabilities assumed	(69,400)	(5,170)	(56,446)
Cash paid, net of cash acquired	$704,764	$106,942	$352,125

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2008, 2007 and 2006

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency products and services. We market these products and services to selected segments of a broad range of markets, including radio frequency applications, water, energy, research and medical, education, security and other niche markets.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $12.7 million and $11.9 million at December 31, 2008 and 2007, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2008 and $198 million at December 31, 2007.

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

	Years ended December 31,
	2008	2007	2006
Basic shares outstanding	89,468	88,390	86,842
Effect of potential common stock
Common stock awards	1,155	1,511	1,823
Senior subordinated convertible notes	3,076	3,328	2,215
Diluted shares outstanding	93,699	93,229	90,880

As of and for the years ended December 31, 2008, 2007 and 2006, there were 190,000, 29,000 and 79,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Roper’s long-term debt at December 31, 2008 included $500 million of fixed-rate notes, the interest rate on which was 1.8% lower than prevailing market rates which results in a valuation of approximately $465 million. Our short-term debt included $230 million of fixed-rate notes which were at fair value due to the short term nature of the debt. Most of Roper’s other borrowings at December 31, 2008 were at various interest rates that adjust relatively frequently under its $1.1 billion credit facility. The fair value for each of these borrowings at December 31, 2008 was estimated to be the face value of these borrowings.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States’ treatment of non-U.S. earnings. The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2008, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $238 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

On January 1, 2007 the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”  This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption of FIN 48, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Goodwill and Other Intangibles – Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 25 different business components with individual amounts ranging from zero to approximately $502 million. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2008.

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

Capitalized Software – The Company accounts for capitalized software under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Capitalized software was $14.5 million and $11.3 million at December 31, 2008 and 2007, respectively.

Recently Released Accounting Pronouncements – In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 on January 1, 2009, and this standard must be applied on a retrospective basis.  The adoption of FSP APB 14-1 will result in the recognition of an estimated $8 million decrease to retained earnings as a cumulative effect of accounting change, net as of January 1, 2007.   We have determined that the adoption of FSP APB 14-1 would result in a non-cash reduction in basic and diluted earnings per common share from continuing operations before cumulative effect of accounting change by approximately $0.05 per share for each of the years ended December 31, 2008, 2007 and 2006.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 will require certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material effect on the consolidated financial position for fair value measurements made during 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

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

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $87.4 million, $67.9 million and $58.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists
•	delivery has occurred or services have been rendered
•	the seller’s price to the buyer is fixed or determinable, and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $127.9 million, $135.5 million and $94.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

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

Stock-Based Compensation – Effective January 1, 2006, Roper adopted the provisions of SFAS 123R, which requires recognition of expense for the grant date fair value of its employee stock option awards. The Company estimates the fair value of its option awards using the Black-Scholes option valuation model and recognizes the expense of all share-based awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).

Effective January 1, 2006 and in accordance with SFAS 123R, the Company presents the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for stock award exercises (excess tax benefits) as financing cash flows.

(2)	Business Acquisitions

2008 Acquisitions - During the year ended December 31, 2008, Roper completed six business combinations.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

CBORD Acquisition - The largest of the 2008 acquisitions was the purchase of all outstanding shares of CBORD Holdings Corporation on February 20, 2008. CBORD, whose operations are reported in the RF Technology segment, is a provider of card systems and integrated security solutions to higher education, healthcare and other markets. CBORD’s principal facilities are located in Ithaca, New York. The aggregate gross purchase price was $375 million of cash, which includes amounts incurred for direct external transaction costs associated with the acquisition.

Roper acquired CBORD due to growth prospects in CBORD’s end markets of education and health care. In addition, CBORD has excellent customer retention and strong recurring revenues. We also see opportunities to realize complementary technologies within our RF Technology segment to CBORD’s product offerings.

The allocation of the purchase resulted in $158 million of identifiable intangible assets, and $258 million of goodwill. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

February 20, 2008
Current assets	$31,666
Other assets	4,916
Intangible assets	158,180
Goodwill	257,871
Total assets acquired	452,633
Current liabilities	(34,823)
Other liabilities	(42,887)
Net assets acquired	$374,923

Of the $158 million of acquired intangible assets, $28 million was assigned to trade names that are not subject to amortization. The remaining $130 million of acquired intangible assets have a weighted-average useful life of approximately 15 years. The intangible assets that make up that amount include customer relationships of $114 million (20 year weighted-average useful life), unpatented technology of $12 million (6 year weighted-average useful life), and protective rights of $4 million (5 year weighted-average useful life).

The majority of the $258 million of goodwill is not expected to be deductible for tax purposes.

Other 2008 acquisitions - The aggregate purchase price of all other acquisitions made in 2008 totaled $331 million, which includes amounts incurred for direct external transaction costs associated with the acquisitions.  We recorded approximately $219 million in goodwill and $122 million in other identifiable intangibles in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.

On March 20, 2008, we acquired the assets of Tech-Pro, Inc. a provider of industrial test instruments and software in our Energy Systems & Controls segment.

On June 18, 2008, we acquired all of the outstanding shares of Chalwyn Limited, a U.K.-based air shut-off valve provider in our Energy Systems & Controls segment.

On July 17, 2008, we acquired the assets, intellectual property and domain name of Getloaded.com, LLC, which adds new subscribers for our freight matching services in the RF Technology segment.

On August 27, 2008, we acquired the assets of Horizon Software Holdings, Inc., a leading provider of comprehensive software solutions and related services that complements CBORD’s higher education business to allow us to better serve the entire education spectrum. The operations of Horizon are reported in the RF Technology segment.

On September 10, 2008, we acquired all of the outstanding shares of Technolog Holdings Limited, a U.K.-based end-to-end solutions provider for network monitoring, pressure management, automatic meter reading and smart metering solutions. The operations of Technolog are reported in the RF Technology segment.

Of the $122 million of acquired intangible assets, $22 million was assigned to trade names that are not subject to amortization. The remaining $100 million of acquired intangible assets have a weighted-average useful life of approximately 13 years. The intangible assets that make up that amount include customer relationships of $82 million (14 year weighted-average useful life), unpatented technology of $14 million (9 year weighted-average useful life), protective rights of $2 million (7 year weighted-average useful life) and backlog of $2 million (1 year weighted-average useful life).

2007 Acquisitions - During the year ended December 31, 2007, Roper completed six business combinations for an aggregate purchase price of $106 million, which includes amounts incurred for direct external transaction costs associated with the acquisitions.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.  We recorded approximately $40 million in goodwill and $50 million in other identifiable intangibles in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.

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

On March 22, 2007, we acquired the assets of Roda Deaco Valve Ltd., a Canadian-based developer and manufacturer of air intake cut-off devices. The operations of Roda Deaco are included in the Energy Systems and Controls segment.

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

Of the $50 million of acquired intangible assets, $12 million was assigned to trade names that are not subject to amortization. The remaining $38 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $35 million (10 year weighted-average useful life) and unpatented technology of $3 million (11 year weighted-average useful life).

2006 Acquisitions - During the year ended December 31, 2006, Roper completed five business combinations.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

Dynisco Acquisition - The largest of the 2006 acquisitions was the purchase of all outstanding shares of Dynisco Parent, Inc., a provider of highly engineered sensors and software used in testing, measurement and control applications. The operations of Dynisco are included in the Energy Systems and Controls segment. Dynisco’s principal facilities are located in Franklin, Massachusetts; Akron, Ohio; and Grand Island, New York. The aggregate gross purchase price of the Dynisco acquisition was approximately $247 million of cash and includes amounts incurred for direct external transaction costs associated with the acquisition.

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

The allocation of the purchase resulted in $120 million of identifiable intangible assets, and $153 million of goodwill, the majority of which is not expected to be deductible for tax purposes. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

Other 2006 Acquisitions - The aggregate purchase price of all other acquisitions made in 2006 totaled $96 million, which includes amounts incurred for direct external transaction costs associated with the acquisitions.  We recorded approximately $63 million in goodwill and $26 million in other identifiable intangibles in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.

On April 5, 2006, the Company acquired all the outstanding shares of Sinmed Holding International B.V., a European-based maker of medical positioning equipment. The operations of Sinmed are included in the Scientific and Industrial Imaging segment.

On April 26, 2006, the Company acquired the assets of Intellitrans, LLC, a provider of asset tracking technology. The operations of Intellitrans are included in the RF Technology segment.

On July 25, 2006, the Company acquired all the outstanding shares of Lumenera Corporation, a Canadian-based developer and manufacturer of high performance digital cameras for industrial, scientific and security markets. The operations of Lumenera are included in the Scientific and Industrial Imaging segment.

On August 8, 2006, the Company acquired all the outstanding shares of AC Analytical Controls Holding B.V., a European-based provider of chromatographic analyzers for the petrochemical industry. The operations of AC Controls are included in the Energy Systems and Controls segment.

Of the $26 million of acquired intangible assets, $3 million was assigned to trade names that are not subject to amortization. The remaining $23 million of acquired intangible assets have a weighted-average useful life of approximately 9 years. The intangible assets that make up that amount include customer relationships of $16 million (11 year weighted-average useful life), unpatented technology of $5 million (5 year weighted-average useful life) and backlog of $1 million (2 year weighted-average useful life).

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2008	2007
Raw materials and supplies	$120,604	$113,327
Work in process	26,913	28,503
Finished products	68,510	60,698
Inventory reserves	(30,108)	(28,390)
	$185,919	$174,138

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2008	2007
Land	$2,947	$2,936
Buildings	59,821	52,795
Machinery, tooling and other equipment	229,486	207,906
	292,254	263,637
Accumulated depreciation and amortization	(179,791)	(156,124)
	$112,463	$107,513

Depreciation expense was $33,900, $31,805 and $29,939 for the years ended December 31, 2008, 2007 and 2006, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2006	$428,290	$364,548	$393,776	$464,594	$1,651,208

Goodwill acquired	—	49,325	7,929	3,239	60,493
Currency translation adjustments	13,735	7,750	9,437	3,925	34,847
Reclassifications and other	118	(40,739)	48	108	(40,465)
Balances at December 31, 2007	$442,143	$380,884	$411,190	$471,866	$1,706,083

Goodwill acquired	—	15,795	—	460,771	476,566
Currency translation adjustments	(18,482)	(8,800)	(10,838)	(21,677)	(59,797)
Reclassifications and other	—	(6,223)	126	2,097	(4,000)
Balances at December 31, 2008	$423,661	$381,656	$400,478	$913,057	$2,118,852

Goodwill acquired during the year ended December 31, 2008 was attributable to the acquisitions of CBORD, Tech-Pro, Chalwyn, Getloaded, Horizon and Technolog. The reclassifications and other are the result of final purchase price allocations from deferred tax accounting and final asset valuations related to 2007 acquisitions.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$504,850	$(99,079)	$405,771
Unpatented technology	46,116	(13,714)	32,402
Software	58,152	(24,278)	33,874
Patents and other protective rights	33,480	(18,246)	15,234
Backlog	16,560	(13,196)	3,364
Trade secrets	6,930	(3,443)	3,487
Assets not subject to amortization:
Trade names	119,373	—	119,373
Balances at December 31, 2007	$785,461	$(171,956)	$613,505

Assets subject to amortization:
Customer related intangibles	$683,130	$(137,794)	$545,336
Unpatented technology	70,693	(22,232)	48,461
Software	58,053	(30,215)	27,838
Patents and other protective rights	38,195	(21,998)	16,197
Backlog	18,257	(17,024)	1,233
Trade secrets	5,116	(3,890)	1,226
Assets not subject to amortization:
Trade names	163,729	—	163,729
Balances at December 31, 2008	$1,037,173	$(233,153)	$804,020

Amortization expense of other intangible assets was $64,017, $55,653, and $46,756 during the years ended 2008, 2007 and 2006, respectively. Estimated amortization expense for the five years subsequent to 2008 is $66,236, $62,078, $59,044, $56,120 and $54,565 for 2009, 2010, 2011, 2012 and 2013, respectively.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2008	2007
Wages and other compensation	$63,878	$63,365
Commissions	13,419	14,081
Warranty	9,885	8,486
Accrued dividend	7,403	6,438
Deferred revenue	73,308	32,638
Billings in excess of cost	18,398	9,728
Customer deposits	13,825	8,794
Interest	18,649	6,299
Other	42,917	44,226
	$261,682	$194,055

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following components (in thousands):

	2008	2007	2006
United States	$267,386	$253,841	$191,649
Other	168,569	129,816	101,223
	$435,955	$383,657	$292,872

Components of income tax expense for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Current:
Federal	$77,920	$82,923	$53,937
State	12,309	6,940	4,896
Foreign	40,739	39,062	29,942
Deferred:
Federal	19,526	4,343	11,506
Foreign	(1,054)	356	(733)
	$149,440	$133,624	$99,548

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Federal statutory rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	—	—	(1.04)
Foreign rate differential	(2.54)	(1.66)	(0.97)
R&D tax credits	(0.41)	(0.44)	(0.36)
State taxes, net of federal benefit	2.02	1.93	1.67
Other, net	0.21	—	(0.31)
	34.28%	34.83%	33.99%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Reserves and accrued expenses	$42,408	$31,352
Inventories	6,914	5,764
Net operating loss carryforwards	3,983	3,930
Foreign tax credits	1,244	7,862
R&D credits	757	747
Plant and equipment	2,134	1,999
Total deferred tax assets	$57,440	$51,654

Deferred tax liabilities:
Reserves and accrued expenses	$38,734	$43,580
Amortizable intangible assets	233,130	180,058
Other	213	215
Total deferred tax liabilities	$272,077	$223,853

At December 31, 2008, Roper had approximately $11.9 million of U.S. federal net operating loss carryforwards. If not utilized, these carryforwards will expire in years 2023 through 2027. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2008, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $237.8 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on January 1, 2007. This Interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Beginning balance	$20,773	$19,628
Additions for tax positions of prior periods	960	84
Additions for tax positions of the current period	3,086	2,876
Reductions for tax positions of prior years for:
Settlements with taxing authorities during the period	(1,609)	—
Lapse of applicable statute of limitations	(572)	(1,815)
Ending balance	$22,638	$20,773

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $12.0 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $1.1 million in 2008. Accrued interest and penalties were $2.1 million at December 31, 2007 and $3.2 million at December 31, 2008. During the next twelve months, it is expected that the unrecognized tax benefits will be reduced by a net $1.1 million, due mainly to a lapse in the applicable statute of limitations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2005 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

(9)	Long-Term Debt

On July 7, 2008, the Company entered into a new $1.1 billion unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaces its $1.355 billion amended and restated secured credit facility, dated as of December 13, 2004. The $1.1 billion facility is composed of a $350.0 million term loan facility maturing July 7, 2010 and a five year $750.0 million revolving credit facility maturing July 7, 2013. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350.0 million.

On August 6, 2008, we issued $500 million aggregate principal amount of 6.625% senior notes due August 15, 2013 (the “Notes”).  The Notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody’s Investors Service or Standard & Poor’s Ratings Services downgrades the rating assigned to the Notes.

We may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount plus a make-whole premium based on a spread to U.S. Treasury securities as described in the indenture relating to the Notes.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not guaranteed by any of the Company’s subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.

Other debt includes $230 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (table amounts in thousands):

	2008	2007
$350 million term loan	$350,000	$—
$750 million revolving credit facility	179,000	—
$955 million term loan	—	823,745
$400 million revolving credit facility	—	—
Senior Notes	500,000	—
Senior Subordinated Convertible Notes	230,000	230,000
Other	8,516	4,847
Total debt	1,267,516	1,058,592
Less current portion	233,827	331,103
Long-term debt	$1,033,689	$727,489

Our principal $1.1 billion credit facility, $500 million senior notes and $230 million senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the $1.1 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2008, the weighted average interest rate on the term and revolver loans was 1.90%. At December 31, 2008, our debt consisted of the $500 million senior notes, $230 million in senior subordinated convertible notes, $350 million term loans and a $179 million revolver balance. In addition, we had $8.5 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $51 million of outstanding letters of credit at December 31, 2008. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements and finance some additional acquisitions.

The Company recorded a $3.1 million non-cash pre-tax debt extinguishment charge in the third quarter of 2008 related to the early termination of the previous $1.355 billion secured credit facility. This charge reflects the unamortized fees associated with the $1.355 billion secured credit facility and was reported as other expense.

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

Our $1.1 billion credit facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

At December 31, 2008, and 2007, the Company was in compliance with our debt covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2009	$233,827
2010	351,847
2011	1,023
2012	523
2013	679,340
Thereafter	956
$1,267,516

(10)	Retirement and Other Benefit Plans

Roper maintains eight defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Its costs related to these plans were $12.9 million, $10.3 million and $9.9 million for 2008, 2007 and 2006, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan (“2006 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan or the Non-employee Director Plan. The number of shares reserved for issuance under the 2006 plan is 8,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2008, 5,429,000 shares were available to grant.

In the Roper Industries, Inc., Employee Stock Purchase Plan (“ESPP”), all employees in the U.S. and Canada are eligible to designate up to 10% of eligible earnings to purchase Roper’s common stock at a discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. Effective January 1, 2008, the ESPP was modified to change the discount from 10% to 5%. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The Company recognized stock based compensation expense of $30.9 million and $20.7 million for the years ended December 31, 2008 and 2007, respectively. The total tax effect recognized in net income related to stock based compensation during 2008 and 2007 was $10.8 million and $7.2 million, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $5.6 million and $5.7 million in 2008 and 2007, respectively.

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $8.2 and $5.1 million of compensation expense relating to outstanding options during 2008 and 2007, respectively, as a component of corporate and certain segment general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2008, 2007 and 2006 were calculated using the following weighted average assumptions:

	2008	2007	2006
Weighted average fair value ($)	12.83	15.50	13.19
Risk-free interest rate (%)	2.87	4.69	4.67
Average expected option life (years)	5.02	5.02	4.51
Expected volatility (%)	21.10	23.08	28.24
Expected dividend yield (%)	0.53	0.50	0.54

The following table summarizes the Company’s activities with respect to its stock option plans for the year ended December 31, 2008:

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2008	3,656,000	$ 30.84

Granted	1,051,000	55.50
Exercised	(463,000)	23.59
Canceled	(57,000)	46.74
Outstanding at December 31, 2008	4,187,000	37.77	5.20	$ 42,411,000
Exercisable at December 31, 2008	2,611,000	$ 28.06	4.01	$ 42,285,000

The following table summarizes information for stock options outstanding at December 31, 2008:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 3.97 – 20.00	609,000	$ 17.72	3.5	609,000	$ 17.72
20.01 - 30.00	894,000	21.82	3.8	894,000	21.82
30.01 – 40.00	597,000	31.45	3.8	593,000	31.39
40.01 – 50.00	500,000	43.62	4.3	332,000	43.64
50.00 – 60.00	1,559,000	54.81	7.4	180,000	53.64
60.00 – 70.81	28,000	64.10	7.6	3,000	64.44
$ 3.97 – 70.81	4,187,000	$ 37.77	5.2	2,611,000	$ 28.06

At December 31, 2008, there was $14.5 million of total unrecognized compensation expense related to nonvested options granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total intrinsic value of options exercised in 2008 and 2007 was $16.3 million and $29.8 million, respectively. Cash received from option exercises under all plans in 2008 and 2007 was approximately $11.0 million and $15.3 million, respectively.

Restricted Stock Awards - During 2008 and 2007, the Company granted 610,000 and 240,000 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock awards generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted in 2008 was $55.68 per share. The Company recorded approximately $22.7 million and $15.3 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2008 and 2007, respectively. A summary of the Company’s nonvested shares activity for 2008 is as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2008	663,000	$ 43.13

Granted	610,000	55.68
Vested	(476,000)	51.65
Forfeited	(5,000)	54.45

Nonvested at December 31, 2008	792,000	$ 53.83

At December 31, 2008, there was $25.4 million of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. There were 476,000 and 231,000 shares that vested during 2008 and 2007, respectively. Unrecognized compensation expense related to nonvested shares of restricted stock awards is recorded as a reduction to additional paid-in capital in shareholder’s equity at December 31, 2008.

Employee Stock Purchase Plan - During 2008, 2007 and 2006, participants of the ESPP purchased 34,000, 33,000 and 38,000 shares, respectively, of Roper’s common stock for total consideration of $1.9 million, $1.7 million, and $1.6 million, respectively. All of these shares were purchased from Roper’s treasury shares. The Company recorded $0, $250,000, and $227,000 of compensation expense relating to the stock purchase plan during 2008, 2007 and 2006, respectively.

(12)	Common Stock Transactions

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

Roper’s rent expense was approximately $24.8 million, $25.4 million and $21.8 million for 2008, 2007 and 2006, respectively. Roper’s future minimum property lease commitments totaled $93.6 million at December 31, 2008. These commitments included $24.2 million in 2009, $19.2 million in 2010, $13.0 million in 2011, $10.2 million in 2012, $8.0 million in 2013 and $19.0 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2008 is presented below (in thousands):

Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
$ 8,486	9,920	(8,415)	(106)	$ 9,885

At December 31, 2008 the Company had outstanding surety bonds of $239 million.

(14)	Segment and Geographic Area Information

Our operations are reported in four market-focused segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging, and RF Technology. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment’s products include control systems, equipment and consumables for fluid properties testing, vibration and other non-destructive inspection and measurement products and services. Our Scientific and Industrial Imaging segment offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld and vehicle mounted computers and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, freight matching, mobile asset tracking and water sub-metering and remote temperature monitoring applications. Roper’s management structure and internal reporting are also aligned consistent with these four segments.

There were no material transactions between Roper’s business segments during 2008, 2007 and 2006. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2008, 2007 and 2006 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Corporate	Total
2008
Net sales	$687,622	$548,214	$375,542	$694,993	$—	$2,306,371
Operating profit	178,270	126,609	74,739	159,787	(53,244)	486,161
Total assets:
Operating assets	184,445	199,049	126,657	246,785	6,375	763,311
Intangible assets, net	639,988	538,367	473,655	1,270,862	—	2,922,872
Other	6,814	3,522	24,322	(12,975)	(8,405)	13,278
Total						3,699,461
Capital expenditures	12,385	6,618	2,895	7,905	244	30,047
Depreciation and other amortization	24,899	19,568	17,780	38,439	2,422	103,108
2007
Net sales	$644,436	$516,420	$376,163	$565,030	$—	$2,102,049
Operating profit	164,750	126,367	73,230	117,057	(43,050)	438,354
Total assets:
Operating assets	183,639	209,152	129,342	191,889	8,060	722,082
Intangible assets, net	671,806	550,798	497,072	599,912	—	2,319,588
Other	37,665	30,749	21,601	23,236	74,410	187,661
Total						3,229,331
Capital expenditures	9,687	6,749	4,752	8,823	96	30,107
Depreciation and other amortization	25,601	19,093	18,183	28,079	2,224	93,180
2006
Net sales	$549,993	$343,699	$338,906	$468,136	$—	$1,700,734
Operating profit	128,668	90,390	72,485	81,068	(34,958)	337,653
Total assets:
Operating assets	175,426	184,653	133,899	145,876	7,258	647,112
Intangible assets, net	669,491	438,261	478,356	609,236	—	2,195,344
Other	4,348	6,728	20,283	(10,949)	(39,215)	(18,805)
Total						2,823,651
Capital expenditures	11,966	10,108	3,595	6,194	290	32,153
Depreciation and other amortization	26,256	8,383	16,212	28,979	2,214	82,044

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Asia) for 2008, 2007 and 2006, based upon the country of origin of the Roper entity making the sale, was as follows:

	United States	Non-U.S.	Eliminations	Total
	(in thousands)
2008
Sales to unaffiliated customers	$1,709,844	$596,507	$—	$2,306,351
Sales between geographic areas	102,954	182,551	(285,505)	—
Net sales	$1,812,798	$779,058	$(285,505)	$2,306,351
Long-lived assets	$122,005	$29,131	$—	$151,136
2007
Sales to unaffiliated customers	$1,572,660	$529,389	$—	$2,102,049
Sales between geographic areas	90,268	165,735	(256,003)	—
Net sales	$1,662,928	$695,124	$(256,003)	$2,102,049
Long-lived assets	$125,800	$27,439	$—	$153,239
2006
Sales to unaffiliated customers	$1,305,772	$394,962	$—	$1,700,734
Sales between geographic areas	86,491	120,502	(206,993)	—
Net sales	$1,392,263	$515,464	$(206,993)	$1,700,734
Long-lived assets	$118,692	$26,241	$—	$144,933

Export sales from the United States during the years ended December 31, 2008, 2007 and 2006 were $358 million, $359 million and $234 million, respectively. In the year ended December 31, 2008, these exports were shipped primarily to Europe (26%), Canada (15%), Middle East (13%), Japan (7%), China (6%), South America (6%), rest of Asia (17%), and other (10%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper’s net sales for the years ended December 31, 2008, 2007 and 2006 are shown below by region, except for Canada, which is the only country in which we have had greater than 5% of our total sales for any of the three years presented.

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)
2008
Canada	$39,831	$40,951	$8,814	$30,909	$120,505
Europe	110,590	171,627	111,373	21,372	414,962
Asia	50,333	90,265	69,820	4,473	214,891
Middle East	3,766	23,506	1,576	34,418	63,266
Rest of the world	27,406	58,330	7,732	11,993	105,461
Total	$231,926	$384,679	$199,315	$103,165	$919,085

2007
Canada	$39,841	$38,306	$6,331	$31,506	$115,984
Europe	97,394	163,640	111,614	5,073	377,721
Asia	43,873	84,925	68,721	907	198,426
Middle East	3,722	27,171	1,381	52,669	84,943
Rest of the world	22,311	45,194	7,569	6,426	81,500
Total	$207,141	$359,236	$195,616	$96,581	$858,574

2006
Canada	$34,259	$19,763	$4,668	$25,908	$84,598
Europe	81,799	115,790	87,822	2,534	287,945
Asia	39,248	44,589	65,277	517	149,631
Middle East	3,815	25,573	1,119	4,348	34,855
Rest of the world	12,823	34,014	5,454	953	53,244
Total	$171,944	$239,729	$164,340	$34,260	$610,273

(15)	Concentration of Risk

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

(16)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2008
Net sales	$542,995	$594,414	$593,100	$575,862
Gross profit	276,390	305,330	308,760	297,808
Income from operations	108,266	126,541	132,299	119,055
Net earnings	63,582	75,673	75,199	72,061

Earnings from continuing operations before change in accounting principle per common share:
Basic	0.71	0.85	0.84	0.80
Diluted	0.68	0.80	0.80	0.78

2007
Net sales	$478,427	$530,636	$532,902	$560,084
Gross profit	238,148	262,395	271,779	286,073
Income from operations	92,851	107,956	113,738	123,809
Net earnings	51,434	61,229	65,140	72,230

Earnings from continuing operations before change in accounting principle per common share:
Basic	0.59	0.69	0.74	0.81
Diluted	0.56	0.66	0.70	0.77

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2008, 2007 and 2006

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2008	$ 11,907	$ 5,953	$ (5,402)	$ 200	$ 12,658
2007	9,003	4,957	(2,429)	376	11,907
2006	8,625	1,259	(1,539)	658	9,003
Reserve for inventory obsolescence
2008	$ 28,390	$ 6,321	$ (4,063)	$ (540)	$ 30,108
2007	27,348	4,649	(5,402)	1,795	28,390
2006	25,420	5,220	(5,366)	2,074	27,348

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

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Management excluded CBORD, Tech-Pro, Chalwyn, Getloaded, Horizon and Technolog from its assessment of internal control over financial reporting as of December 31, 2008, because they were acquired by the Company in purchase business combinations during 2008. CBORD, Tech-Pro, Chalwyn, Getloaded, Horizon and Technolog are wholly-owned subsidiaries whose excluded aggregate assets represent 7.2%, and whose aggregate total revenues represent 5.4%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2008 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on June 3, 2009, as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Board of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Corporate Governance;” and “Board Committees and Meetings.”

ITEM 11.	EXECUTIVE COMPENSATION

“Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	4,187,000	$ 37.77	5,429,000
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	4,187,000	$ 37.77	5,429,000

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

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Ratification of the Selection of an Independent Registered Public Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)3.1	Amended and Restated Certificate of Incorporation.
(b)3.2	Amended and Restated By-Laws.
(c)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(d)3.4	Certificate Eliminating References to Roper Industries, Inc.’s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(e)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(f)4.2	Form of Indenture for Debt Securities.
4.3	Form of Debt Securities (included in Exhibit 4.4).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)4.6	Form of Senior Indenture.
4.7	Form of Note (included in Exhibit 4.6).
(j)10.01	1991 Stock Option Plan, as amended. †
(k)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated. †
(l)10.03	Form of Amended and Restated Indemnification Agreement. †
10.04	Employee Stock Purchase Plan, as amended, filed herewith. †
10.05	2000 Stock Incentive Plan, as amended, filed herewith. †
10.06	Non-Qualified Retirement Plan, as amended, filed herewith. †
10.07	Brian D. Jellison Employment Agreement, dated as of December 29, 2008, filed herewith. †
(m)10.08	Timothy J. Winfrey offer letter dated May 20, 2002. †
(n)10.09
Credit Agreement, dated as of July 7, 2008, among Roper Industries, Inc., as parent borrower, the foreign subsidiary borrowers of Roper Industries, Inc. from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Trust Company and BNP Paribas, as documentation agents, Wachovia Capital Markets, LLC and Banc of America Securities, LLC, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

(o)10.10	Form of Executive Officer Restricted Stock Award Agreement. †
(o)10.11	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(p)10.12	Offer letter for John Humphrey, dated March 31, 2006. †
(q)10.13	2006 Incentive Plan, as amended. †
(r)10.14	Form of Restricted Stock Agreement for Employee Directors. †
(r)10.15	Form of Restricted Stock Agreement for Non-Employee Directors. †
(r)10.16	Form of Restricted Stock Agreement for Employees. †
(r)10.17	Form of Incentive Stock Option Agreement. †
(r)10.18	Form of Non-Statutory Stock Option Agreement. †
10.19	Director Compensation Plan, as amended, filed herewith. †
10.20	David B. Liner offer letter dated July 21, 2005, filed herewith. †
10.21	Amendment to John Humphrey offer letter, filed herewith. †
10.22	Amendment to Timothy J. Winfrey offer letter, filed herewith. †
10.23	Amendment to David B. Liner offer letter, filed herewith. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.

(a)
Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273), as amended by the Certificate Eliminating References to the Company’s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 16, 2006 (file no. 1-12273).

(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed February 19, 2009 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(j)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed July 7, 2008 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(q)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273)
(r)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ BRIAN D. JELLISON	February 27, 2009
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 27, 2009
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 27, 2009

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 27, 2009

/S/ W. LAWRENCE BANKS
W. Lawrence Banks	Director	February 27, 2009

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 27, 2009

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 27, 2009

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 27, 2009

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 27, 2009

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 27, 2009

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 27, 2009

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 27, 2009