Form 10-Q
period 2009-03-31
ROPER INDUSTRIES INC
filed 2009-05-07
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes ☑ No

The number of shares outstanding of the Registrant’s common stock as of May 1, 2009 was approximately 90,543,863.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008*

Net sales	$505,444	$542,995
Cost of sales	254,308	266,605
Gross profit	251,136	276,390

Selling, general and administrative expenses	164,344	168,124
Income from operations	86,792	108,266

Interest expense	13,509	13,964
Other income/(expense), net	(356)	1,777

Earnings before income taxes	72,927	96,079

Income taxes	21,368	33,628

Net earnings	$51,559	$62,451

Net earnings per share:
Basic	$0.57	$0.70
Diluted	0.56	0.67

Weighted average common shares outstanding:
Basic	90,132	89,037
Diluted	92,302	93,447

Dividends declared per common share	$0.0825	$0.0725

*As restated for retrospective adoption of FASB Statement of Position APB 14-1 – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2009	December 31, 2008*
ASSETS:

Cash and cash equivalents	$177,509	$178,069
Accounts receivable, net	343,013	376,855
Inventories, net	186,724	185,919
Deferred taxes	28,659	29,390
Unbilled receivables	64,318	61,168
Other current assets	43,659	26,906
Total current assets	843,882	858,307

Property, plant and equipment, net	107,832	112,463
Goodwill	2,106,294	2,118,852
Other intangible assets, net	784,342	804,020
Deferred taxes	28,057	28,050
Other noncurrent assets	50,461	49,846

Total assets	$3,920,868	$3,971,538

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$114,887	$121,807
Accrued liabilities	219,919	261,682
Income taxes payable	-	1,892
Deferred taxes	313	-
Current portion of long-term debt	149,527	233,526
Total current liabilities	484,646	618,907

Long-term debt, net of current portion	1,084,523	1,033,689
Deferred taxes	268,395	272,182
Other liabilities	43,463	42,826
Total liabilities	1,881,027	1,967,604

Commitments and contingencies

Common stock	927	919
Additional paid-in capital	826,921	815,736
Retained earnings	1,231,558	1,187,467
Accumulated other comprehensive earnings	2,014	21,513
Treasury stock	(21,579)	(21,701)
Total stockholders’ equity	2,039,841	2,003,934

Total liabilities and stockholders’ equity	$3,920,868	$3,971,538

*As restated for retrospective adoption of FASB Statement of Position APB 14-1 – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$51,559	$62,451
Depreciation	8,769	7,994
Amortization	17,457	15,527
Income taxes	(12,449)	2,306
Other, net	(14,759)	(16,685)

Cash provided by operating activities	50,577	71,593

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(683)	(377,634)
Capital expenditures	(5,228)	(6,380)
Other, net	(963)	(833)

Cash used in investing activities	(6,874)	(384,847)

Cash flows from financing activities:
Term note principal payments	-	(24,563)
Convertible note principal payments	(83,917)	-
Borrowings under revolving line of credit, net	51,000	179,000
Debt issuance costs	(404)	-
Dividends paid	(7,394)	(6,428)
Excess tax benefits from share based payments	-	1,322
Proceeds from exercise of stock options	1,168	2,593
Other, net	(1,347)	461

Cash provided/(used) by financing activities	(40,894)	152,385

Effect of foreign currency exchange rate changes on cash	(3,369)	3,301

Net decrease in cash and cash equivalents	(560)	(157,568)

Cash and cash equivalents, beginning of period	178,069	308,768

Cash and cash equivalents, end of period	$177,509	$151,200

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2008, as reported	$919	$798,486	$1,204,521	$21,513	$(21,701)	$2,003,738

Adjustment to adopt FASB Statement of Position APB 14-1	-	17,250	(17,054)	-	-	196

Balances at December 31, 2008, as adjusted	$919	$815,736	$1,187,467	$21,513	$(21,701)	$2,003,934

Net earnings	—	—	51,559	—	—	51,559
Stock option exercises	—	1,168	—	—	—	1,168
Treasury stock transactions	—	390	—	—	122	512
Restricted stock grants	1	(2,451)	—	—	—	(2,450)
Stock based compensation	—	6,892	—	—	—	6,892
Stock option tax shortfall, net	—	(447)	—	—	—	(447)
Currency translation adjustments, net of $1,023 tax	—	—	—	(19,499)	—	(19,499)
Conversion of senior subordinated convertible notes	7	5,633	—	—	—	5,640
Dividends declared	—	—	(7,468)	—	—	(7,468)

Balances at March 31, 2009	$927	$826,921	$1,231,558	$2,014	$(21,579)	$2,039,841

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2009

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper”, “we” or “us”) for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2008 Annual Report on Form 10-K (“Annual Report”) filed on March 2, 2009 with the Securities and Exchange Commission (“SEC”).

2.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires retrospective application for all periods presented.

The adoption of FSP ABP 14-1 on January 1, 2009 impacted the historical accounting for our 3.75% senior subordinated convertible notes due 2034 as of December 6, 2004, the date that the notes were modified to allow holders to receive cash only for accreted principal upon settlement of the notes with any remainder of the conversion value payable in cash or common stock, thus qualifying the notes for treatment under FSP APB 14-1. The required retrospective adoption resulted in a decrease in long term debt (debt discount) of $26.5 million, an increase in deferred tax liabilities of $9.3 million, and an increase in additional paid in capital of $17.3 million at December 9, 2004. The debt discount was amortized using the effective interest rate method based on an annual effective rate of 7.0%, which represented a market interest rate for similar debt without a conversion option on the issuance date. The debt discount was amortized through January 15, 2009, the first date that holders of the notes could exercise their put option and we could exercise our call option. For more information on our senior subordinated convertible notes, please see Note 9 of the notes to the Consolidated Financial Statements in our Annual Report.

The following financial statement line items for the three months ended March 31, 2008 and as of December 31, 2008 were affected by the change in accounting principle (amounts are in thousands, except per share data):

	Three months ended March 31, 2008
	As reported	Adjustment to adopt FSP APB 14-1	As adjusted
Interest Expense	$12,225	$1,739	$13,964
Earnings before income taxes	97,818	(1,739)	96,079
Income taxes	34,236	(608)	33,628
Net Earnings	63,582	(1,131)	62,451
Net earnings per share-Basic	$0.71	$(0.01)	$0.70
Net earnings per share-Diluted	0.68	(0.01)	0.67

	December 31, 2008
	As reported	Adjustment to adopt FSP APB 14-1	As adjusted
Current portion of long-term debt	$233,827	$(301)	$233,526
Total current liabilities	619,208	(301)	618,907
Long-term deferred taxes	272,077	105	272,182
Total liabilities	1,967,800	105	1,967,604
Additional paid in capital	798,486	17,250	815,736
Retained earnings	1,204,521	(17,054)	1,187,467
Total stockholders’ equity	2,003,738	196	2,003,934

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. On April 1, 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We will apply the provisions of this statement prospectively to business combinations acquired on or after January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions, and increases the disclosure requirements related to renewal or extension assumptions. FSP 142-3 is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We will apply the provisions of this statement prospectively to business combinations acquired on or after January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. We adopted FSP EITF 03-6-1 on January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted SFAS 157-2 on January 1, 2009.  The adoption of the provisions of SFAS 157 related to non-financial assets and liabilities did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 which requires disclosures about fair value of financial instruments in summarized financial information for interim reporting periods, effective for interim reporting periods ending after June 15, 2009. This FSP is disclosure-only in nature, and will not have an impact on our consolidated financial position and results of operations.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method. As of March 31, 2009 there were 2,544,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 160,000 outstanding stock options that would have been antidilutive on March 31, 2008.

	Three months ended March 31,
	2009	2008
	(in thousands)
Basic shares outstanding	90,134	89,037
Effect of potential common stock
Common stock awards	791	1,307
Senior subordinated convertible notes	1,378	3,103
Diluted shares outstanding	92,303	93,447

4.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan allows us to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to our employees, officers, directors and consultants.

Our stock purchase plan allows U.S. and Canada employees to designate up to 10% of eligible earnings to purchase our common stock at a 5% discount to the average closing price of our common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

We recognized stock based compensation expense of $7.0 million and $6.7 million for the quarters ended March 31, 2009 and 2008, respectively. The total tax effect recognized in net income related to stock based compensation was $2.4 million and $2.3 million for the quarters ended March 31, 2009 and 2008, respectively. The tax benefit/(shortfall) from option exercises and restricted stock vesting under all plans totaled approximately ($0.4) million and $1.4 million, respectively, for the three months ended March 31, 2009 and 2008.

Stock Options - In the quarter ended March 31, 2009, 484,600 options were granted with a weighted average fair value of $12.34. During the same period in 2008, 1,020,500 options were granted with a weighted average fair value of $12.75. All options were issued at grant date fair value.

We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. We use historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year quarters using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2009	2008
Fair value per share ($)	12.34	12.75
Risk-free interest rate (%)	1.73	2.86
Expected option life (years)	5.37	5.02
Expected volatility (%)	32.05	21.06
Expected dividend yield (%)	0.79	0.53

Cash received from option exercises for the three months ended March 31, 2009 and 2008 was approximately $1.2 million and $2.6 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2009, we granted 149,900 restricted stock awards with a weighted average fair value of $40.66. During the same period in 2008, 571,800 awards were granted with a weighted average fair value of $55.22. All grants were issued at grant date fair value.

During the quarter ended March 31, 2009, 190,700 restricted awards vested with a weighted average grant date fair value of $50.18, at a weighted average vest date fair value of $39.28.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2009 and 2008, participants of the employee stock purchase plan purchased 12,400 and 10,700 shares, respectively, of our common stock for total consideration of $0.51 million and $0.61 million, respectively. All shares were purchased from our treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) for the three months ended March 31, 2009 and 2008 were $32,060 and $83,938 (as adjusted, see Note 2), respectively. The difference between net earnings and comprehensive earnings in the first quarter of 2009 was currency translation adjustments. The difference between net earnings and comprehensive earnings in the first quarter of 2008 was currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

6.	Inventories

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials and supplies	$114,962	$120,604
Work in process	27,488	26,913
Finished products	73,945	68,510
Inventory reserves	(29,671)	(30,108)
	$186,724	$185,919

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2008	$423,661	$381,656	$400,478	$913,057	$2,118,852
Additions	—	—	—	—	—
Other	—	—	—	(637)	(637)
Currency translation adjustments	(5,162)	(1,695)	(1,024)	(4,040)	(11,921)
Balances at March 31, 2009	$418,499	$379,961	$399,454	$908,380	$2,106,294

Other represents a purchase price allocation adjustment related to a release of escrow funds for TransCore, purchased in December, 2004.

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$683,130	$(137,794)	$545,336
Unpatented technology	70,693	(22,232)	48,461
Software	58,053	(30,215)	27,838
Patents and other protective rights	38,195	(21,998)	16,197
Backlog	18,257	(17,024)	1,233
Trade secrets	5,116	(3,890)	1,226
Assets not subject to amortization:
Trade names	163,729	—	163,729
Balances at December 31, 2008	$1,037,173	$(233,153)	$804,020

Assets subject to amortization:
Customer related intangibles	$680,806	$(148,092)	$532,714
Unpatented technology	70,459	(25,250)	45,209
Software	58,041	(31,995)	26,046
Patents and other protective rights	38,155	(23,014)	15,141
Backlog	18,175	(16,963)	1,212
Trade secrets	5,106	(3,950)	1,156
Assets not subject to amortization:
Trade names	162,864	—	162,864
Balances at March 31, 2009	$1,033,606	$(249,264)	$784,342

Amortization expense of other intangible assets was $16,793 and $15,776 during the three months ended March 31, 2009 and 2008, respectively.

9.	Debt

Our 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009 at the option of the holders of the notes at a price of $395.02 per note, plus any accrued or contingent cash interest.  We may only pay cash up to the value of the accreted principal, and at our option, any combination of cash and common stock upon conversion.  During the quarter ended March 31, 2009, approximately 36% of the notes were converted for $83.9 million in cash and 682,000 shares of common stock at a weighted average share price of $43.08.  No gain or loss was recorded upon these conversions.  In addition, a related $5.6 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid in capital upon the conversions.

The adoption of FSP APB 14-1 requires us to separately account for the liability and equity components of our 3.75% senior subordinated convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized. The debt discount related to the adoption became fully amortized on January 15, 2009, the first date that holders of the notes could exercise their put option and we could exercise our call option, and was $0.3 million at December 31, 2008.  Interest expense related to the notes was as follows (amounts in thousands):

	Three months ended
	March 31, 2009	March 31, 2008
Contractual (stated) interest	$1,915	$2,156
Amortization of debt discount	301	1,739
Interest expense	$2,216	$3,895

At March 31, 2009, the conversion price on the outstanding notes was $398.05.  If converted at March 31, 2009, the value would exceed the $147 million principal amount of the notes by approximately $50 million and would result in the issuance of 1,165,800 shares of our common stock.

10.	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing our contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Over recent years there has been a significant increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named defendants in some such cases. No significant resources have been required by us to respond to these cases and we believe we have valid defenses to such claims and, if required, intend to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

Our financial statements include accruals for potential product liability and warranty claims based on our claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2009 is presented below (in thousands).

Balance at December 31, 2008	$9,885
Additions charged to costs and expenses	957
Deductions	(1,354)
Other	(57)
Balance at March 31, 2009	$9,431

11.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2009	2008	Change
Net sales:
Industrial Technology	$130,641	$173,617	(24.8)%
Energy Systems & Controls	106,611	128,387	(17.0)
Scientific & Industrial Imaging	84,120	96,443	(12.8)
RF Technology	184,072	144,548	27.3
Total	$505,444	$542,995	(6.9)%
Gross profit:
Industrial Technology	$62,709	$84,667	(25.9)%
Energy Systems & Controls	55,363	68,674	(19.4)
Scientific & Industrial Imaging	45,750	53,588	(14.6)
RF Technology	87,314	69,461	25.7
Total	$251,136	$276,390	(9.1)%
Operating profit*:
Industrial Technology	$28,583	$45,269	(36.9)%
Energy Systems & Controls	17,519	28,241	(38.0)
Scientific & Industrial Imaging	16,081	20,015	(19.7)
RF Technology	37,383	28,029	33.4
Total	$99,566	$121,554	(18.1)%
Long-lived assets
Industrial Technology	$42,208	$44,260	(4.6)%
Energy Systems & Controls	25,094	27,575	(9.0)
Scientific & Industrial Imaging	25,518	27,540	(7.3)
RF Technology	35,146	29,676	18.4
Total	$127,966	$129,051	(0.8)%

*  Operating profit is before unallocated corporate general and administrative expenses of $12,774 and $13,288 for the three months ended March 31, 2009 and 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 2, 2009 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Overview

Roper Industries, Inc. (“Roper,” “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, water, energy, research and medical, education, security and other niche markets.

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

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2008 included in our Annual Report.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation and utilization, future warranty obligations, revenue recognition (percent of completion), income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The return and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2009, our allowance for doubtful accounts receivable, sales returns and sales credits was $13.2 million, or 3.7% of total gross accounts receivable and has increased from 3.2% at December 31, 2008.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2009, inventory reserves for excess and obsolete inventory were $29.7 million, or 13.7% of gross inventory cost, down slightly from 13.9% at December 31, 2008.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2009, the accrual for future warranty obligations was $9.4 million or 0.5% of annualized first quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2009, we recognized $37.2 million of net sales using this method. In addition, approximately $184.4 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2009. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 29.3%, which was lower than the prior year first quarter rate of 35.0%, due primarily to certain foreign tax planning initiatives and our decision to permanently reinvest prior earnings in certain foreign jurisdictions.

The evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed annually. We perform this analysis during our fourth quarter.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.  Results of operations for the three month period ended March 31, 2008 have been adjusted to reflect the retrospective adoption of FASB Statement of Position APB 14-1 – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2009	2008
Net sales
Industrial Technology	$130,641	$173,617
Energy Systems & Controls	106,611	128,387
Scientific & Industrial Imaging	84,120	96,443
RF Technology	184,072	144,548
Total	$505,444	$542,995
Gross profit:
Industrial Technology	48.0%	48.8%
Energy Systems & Controls	51.9%	53.5%
Scientific & Industrial Imaging	54.4%	55.6%
RF Technology	47.4%	48.1%
Total	49.7%	50.9%
Selling, general & administrative expenses:
Industrial Technology	26.1%	22.7%
Energy Systems & Controls	35.5	31.5
Scientific & Industrial Imaging	35.3	34.8
RF Technology	27.1	28.7
Total	30.0	28.5
Segment operating profit:
Industrial Technology	21.9%	26.1%
Energy Systems & Controls	16.4	22.0
Scientific & Industrial Imaging	19.1	20.8
RF Technology	20.3	19.4
Total	19.7	22.4
Corporate administrative expenses	(2.5)	(2.4)
	17.2	19.9
Interest expense	(2.7)	(2.6)
Other income/(expense)	(0.1)	0.3
Earnings before income taxes	14.4	17.7
Income taxes	(4.2)	(6.2)
Net earnings	10.2%	11.5%

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net sales for the quarter ended March 31, 2009 were $505.4 million as compared to $543.0 million in the prior year quarter, a decrease of 6.9%. Our first quarter 2009 results included $35.2 million or a 6.8% increase in sales from 2008 acquisitions. We experienced a 10.5% decline in organic growth and a negative 3.2% impact from foreign currency.

In our Industrial Technology segment, net sales were down 24.8% to $130.6 million in the first quarter of 2009 as compared to $173.6 million in the first quarter of 2008.  The decrease was due to a generally weak economy, fewer projects for automatic meter reading (“AMR”) deployment at Neptune and the slowdown or temporary shutdowns of many manufacturing facilities which impacted our materials testing business. Gross margins decreased to 48.0% for the first quarter of 2009 as compared to 48.8% in the first quarter of 2008 due to negative operating leverage from lower sales volume offset by cost reductions. SG&A expenses as a percentage of net sales were 26.1%, up from 22.7% in the prior year quarter due to negative operating leverage from lower sales. The resulting operating profit margins were 21.9% in the first quarter of 2009 as compared to 26.1% in the first quarter of 2008.

Net sales in our Energy Systems & Controls segment decreased by 17.0% to $106.6 million during the first quarter of 2009 compared to $128.4 million in the first quarter of 2008. The decrease in sales was due to a decline in orders, significant capacity adjustments in the refining, petrochemical and process control industries resulting in reduced demand for our instruments and sensors sold into these markets and a negative 5.5% impact from foreign currency. Gross margins decreased to 51.9% in the first quarter of 2009 compared to 53.5% in the first quarter of 2008 due to negative operating leverage on lower sales volume. SG&A expenses as a percentage of net sales were 35.5% compared to 31.5% in the prior year quarter due to negative operating leverage from lower sales. As a result, operating margins were 16.4% in the first quarter of 2009 as compared to 22.0% in the first quarter of 2008.

Our Scientific & Industrial Imaging segment net sales decreased by 12.8% to $84.1 million in the first quarter of 2009 as compared to $96.4 million in the first quarter of 2008. The sales decrease was primarily due to lower shipments to research and imaging markets, reduced sales in our rugged mobile product lines and a negative 4.3% impact from foreign currency.  Gross margins decreased to 54.4% in the first quarter of 2009 from 55.6% in the first quarter of 2008. SG&A as a percentage of net sales was 35.3% in the first quarter of 2009 as compared to 34.8% in the first quarter of 2008. As a result, operating margins were 19.1% in the first quarter of 2009 as compared to 20.8% in the first quarter of 2008.

In our RF Technology segment, net sales were $184.1 million in the first quarter of 2009 as compared to $144.5 million in the first quarter of 2008, an increase of 27.3%. Acquisitions completed in 2008 added 23% with the remaining 4% resulting from internal growth in domestic tolling and traffic management projects. Gross margins decreased to 47.4% as compared to 48.1% in the prior year quarter due to an unfavorable mix in tolling and traffic management products. SG&A as a percentage of sales in the first quarter of 2009 was 27.1% down from 28.7% in the prior year due to a lower SG&A structure in businesses acquired in 2008. As a result, operating profit margins were 20.3% as compared to 19.4% in 2008.

Corporate expenses decreased to $12.8 million, or 2.5% of sales, in the first quarter of 2009 as compared to $13.3 million, or 2.4% of sales, in the first quarter of 2008. The primary reason for the reduction was a decrease in acquisition-related costs in the first quarter of 2009 as compared to the first quarter of 2008.

Interest expense of $13.5 million for the first quarter of 2009 was $0.5 million lower as compared to the first quarter of 2008. This is due to a decrease in interest rates on the variable rate portion of our outstanding debt, partially offset by higher average debt balances over the prior year quarter.

Income taxes were 29.3% of pretax earnings in the current quarter, as compared to 35.0% in the first quarter of 2008, as a result of certain foreign tax planning initiatives and our decision to permanently reinvest prior earnings in certain foreign jurisdictions.  Approximately $2.7 million of the first quarter 2009 benefit was a one-time item that will not recur in future quarters.

At March 31, 2009, the functional currencies of our European, Canadian and Asian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at March 31, 2008 and December 31, 2008. The currency changes resulted in a decrease of $20.5 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $11.9 million of the total adjustment is related to goodwill and do not directly affect our expected future cash flows. Operating results in the first quarter of 2009 decreased slightly due to the strengthening of the U.S. dollar as compared to a year ago. The difference between the operating results for these companies for the first quarter of 2009 compared to the prior year quarter, translated into U.S. dollars, was approximately 1%.

Net orders were $471.7 million for the quarter, 15.5% lower than the first quarter 2008 net order intake of $558.0 million. Approximately $27.5 million of the current quarter orders was due to 2008 acquisitions. We experienced weak bookings in many of our businesses in the first quarter of 2009. Overall, our order backlog at March 31, 2009 was down 6.6% as compared to March 31, 2008.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2009	2008	2009	2008
Industrial Technology	$139,393	$185,011	$67,082	$106,121
Energy Systems & Controls	97,814	128,336	75,578	94,834
Scientific & Industrial Imaging	76,599	97,700	69,141	77,492
RF Technology	157,783	146,956	338,717	311,113
	$471,589	$558,003	$550,518	$589,560

Financial Condition, Liquidity and Capital Resources

Cash flows for the quarters ended March 31, 2009 and 2008 were as follows:

Operating - Net cash provided by operating activities decreased by 29.4% to $50.6 million in the first quarter of 2009 as compared to $71.6 million in the first quarter of 2008 due to higher income tax payments, higher cash interest payments and lower net income.

Investing - Cash used in investing activities during the first quarter of 2009 was primarily capital expenditures, and primarily business acquisitions in the first quarter of 2008.

Financing - Cash used in financing activities in the current quarter was for debt principal repayments and dividends. Cash provided by financing activities in the prior year quarter resulted from debt borrowings to finance acquisitions, offset by dividend and debt payments. Net debt payments were $32.9 million in the three months ended March 31, 2009 as compared to net borrowings of $154.4 million in the three months ended March 31, 2008.

Total debt at March 31, 2009 consisted of the following (amounts in thousands):

$350 million term loan	$350,000
$750 million revolving credit facility	230,000
Senior Notes	500,000
Senior Subordinated Convertible Notes	147,413
Other	6,637
Total debt	1,234,050
Less current portion	149,527
Long-term debt	$1,084,523

Our principal $1.1 billion credit facility, $500 million senior notes and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the $1.1 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2009, the weighted average interest rate on the term and revolver loans was 1.88%. At March 31, 2009, we had $6.6 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $50 million of outstanding letters of credit. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2009.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $331.3 million at March 31, 2009 compared to $294.9 million at December 31, 2008, reflecting increases in working capital due primarily to the timing of the payment of accrued liabilities related to interest, income taxes and compensation. Total debt decreased to $1.23 billion at March 31, 2009 compared to $1.27 billion at December 31, 2008 due to the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table:

	March 31, 2009	December 31, 2008
Total Debt	$1,234,050	$1,267,215
Cash	(177,509)	(178,069)
Net Debt	1,056,541	1,089,146
Stockholders’ Equity	2,039,841	2,003,934
Total Net Capital	$3,096,382	$3,093,080

Net Debt / Total Net Capital	34.1%	35.2%

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $5.2 million and $6.4 million were incurred during the first quarters of 2009 and 2008 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the notes to Condensed Consolidated Financial Statements.

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

At March 31, 2009, we had a combination of fixed and floating rate borrowings. Our $1.1 billion senior credit facility contains $350 million in variable rate term loans and a $750 million variable rate revolver. At March 31, 2009, the weighted average interest rate was 1.88% on the term loans and the outstanding portion of our revolver. Our $500 million senior notes have a fixed interest rate of 6.625%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At March 31, 2009, the prevailing market rates for long term notes were 1.8% higher than the fixed rates on our senior notes.

At March 31, 2009, our outstanding variable-rate borrowings under the $1.1 billion credit facility were $580 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $5.8 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 22.0% of our total first quarter sales and 67.0% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against most currencies during the first quarter of 2009 versus December 31, 2008. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during first quarter 2009 versus exchange rates experienced during first quarter 2008 was not material and resulted in decreased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the first quarter of 2009 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.0 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first quarter of 2009 compared to currency exchange rates at December 31, 2008 resulted in an increase in net assets of $20.5 million that was reported as a component of comprehensive earnings, $11.9 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of our common stock influences the valuation of stock option grants and the effects these grants have on net income. The stock price also influences the computation of the dilutive effect of outstanding stock options to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 4.                        CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report (“Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation as of the Evaluation Date, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.                                OTHER INFORMATION

Item 1A.                                Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report for the fiscal year ended December 31, 2008 as filed on March 2, 2009 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6.                                Exhibits

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of February 12, 2009, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed February 19, 2009.

10.1	Director Compensation Plan, as amended, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 7, 2009
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	May 7, 2009
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 7, 2009
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of February 12, 2009, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed February 19, 2009.

10.1	Director Compensation Plan, as amended, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.