Form 10-Q
period 2009-06-30
ROPER INDUSTRIES INC
filed 2009-08-04
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes ☑ No

The number of shares outstanding of the Registrant’s common stock as of July 29, 2009 was approximately 90,824,287.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*

Net sales	$504,910	$594,414	$1,010,354	$1,137,409
Cost of sales	249,840	289,084	504,148	555,689
Gross profit	255,070	305,330	506,206	581,720

Selling, general and administrative expenses	159,106	178,789	323,450	346,913
Income from operations	95,964	126,541	182,756	234,807

Interest expense	13,762	12,055	27,271	26,019
Other income/(expense)	3,168	(636)	2,812	1,141

Earnings before income taxes	85,370	113,850	158,297	209,929

Income taxes	25,782	39,327	47,150	72,955

Net earnings	$59,588	$74,523	$111,147	$136,974

Net earnings per share:
Basic	$0.66	$0.83	$1.23	$1.53
Diluted	0.64	0.79	1.20	1.46

Weighted average common shares outstanding:
Basic	90,562	89,476	90,348	89,256
Diluted	92,712	94,398	92,508	93,918

Dividends declared per common share	$0.0825	$0.0725	$0.1650	$0.1450

*As restated for retrospective adoption of FASB Statement of Position APB 14-1 – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2009	December 31, 2008*
ASSETS:

Cash and cash equivalents	$220,826	$178,069
Accounts receivable, net	325,922	376,855
Inventories, net	177,360	185,919
Deferred taxes	27,309	29,390
Unbilled receivables	56,915	61,168
Other current assets	57,105	26,906
Total current assets	865,437	858,307

Property, plant and equipment, net	106,588	112,463
Goodwill	2,134,121	2,118,852
Other intangible assets, net	774,682	804,020
Deferred taxes	28,149	28,050
Other noncurrent assets	50,673	49,846

Total assets	$3,959,650	$3,971,538

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$98,645	$121,807
Accrued liabilities	225,988	261,682
Income taxes payable	-	1,892
Deferred taxes	880	-
Current portion of long-term debt	148,745	233,526
Total current liabilities	474,258	618,907

Long-term debt, net of current portion	1,014,487	1,033,689
Deferred taxes	280,485	272,182
Other liabilities	45,182	42,826
Total liabilities	1,814,412	1,967,604

Commitments and contingencies

Common stock	928	919
Additional paid-in capital	835,475	815,736
Retained earnings	1,283,652	1,187,467
Accumulated other comprehensive earnings	46,673	21,513
Treasury stock	(21,490)	(21,701)
Total stockholders’ equity	2,145,238	2,003,934

Total liabilities and stockholders’ equity	$3,959,650	$3,971,538

*As restated for retrospective adoption of FASB Statement of Position APB 14-1 – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$111,147	$136,974
Depreciation	17,520	16,190
Amortization	34,308	32,582
Income taxes	(16,102)	(7,679)
Other, net	13,989	(10,771)
Cash provided by operating activities	160,862	167,296

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,248)	(399,708)
Capital expenditures	(12,359)	(14,336)
Proceeds from sale of assets	9,820	445
Other, net	(1,806)	(2,716)
Cash used in investing activities	(5,593)	(416,315)

Cash flows from financing activities:
Term note payments	-	(49,125)
Convertible note principal payments	(86,104)	-
Borrowings/(payments) under revolving line of credit, net	(19,000)	134,000
Debt issuance costs	(404)	-
Dividends paid	(14,850)	(12,907)
Excess tax benefits from share based payments	423	3,739
Proceeds from exercise of stock options	3,038	7,782
Other, net	(955)	234
Cash provided by /(used in) financing activities	(117,852)	83,723

Effect of foreign currency exchange rate changes on cash	5,340	2,714

Net increase/(decrease) in cash and cash equivalents	42,757	(162,582)

Cash and cash equivalents, beginning of period	178,069	308,768

Cash and cash equivalents, end of period	$220,826	$146,186

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2008, as reported	$919	$798,486	$1,204,521	$21,513	$(21,701)	$2,003,738

Adjustment to adopt FASB Statement of Position APB 14-1	-	17,250	(17,054)	-	-	196

Balances at December 31, 2008, as adjusted	$919	$815,736	$1,187,467	$21,513	$(21,701)	$2,003,934

Net earnings	—	—	111,147	—	—	111,147
Stock option exercises	1	3,038	—	—	—	3,039
Treasury stock transactions	—	678	—	—	211	889
Restricted stock grants	1	(3,139)	—	—	—	(3,138)
Stock based compensation	—	13,779	—	—	—	13,779
Stock option tax shortfall, net	—	(394)	—	—	—	(394)
Currency translation adjustments, net of $18 tax	—	—	—	25,160	—	25,160
Conversion of senior subordinated convertible notes	7	5,777	—	—	—	5,784
Dividends declared	—	—	(14,962)	—	—	(14,962)

Balances at June 30, 2009	$928	$835,475	$1,283,652	$46,673	$(21,490)	$2,145,238

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2009

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper", "we" or "us") for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2008 Annual Report on Form 10-K ("Annual Report") filed on March 2, 2009 with the Securities and Exchange Commission ("SEC"), as supplemented by our Current Report on Form 8-K filed on May 15, 2009 to retrospectively adopt FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" – see Note 2 below.

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"), which established general accounting standards and disclosure for subsequent events. We adopted SFAS 165 during the second quarter of 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 4, 2009.

2.	Recent Accounting Pronouncements

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires retrospective application for all periods presented.

The adoption of FSP ABP 14-1 on January 1, 2009 impacted the historical accounting for our 3.75% senior subordinated convertible notes due 2034 as of December 6, 2004, the date that the notes were modified to allow holders to receive cash only for accreted principal upon settlement of the notes with any remainder of the conversion value payable in cash or common stock, thus qualifying the notes for treatment under FSP APB 14-1. The required retrospective adoption resulted in a decrease in long term debt (debt discount) of $26.5 million, an increase in deferred tax liabilities of $9.3 million, and an increase in additional paid in capital of $17.3 million at December 9, 2004. The debt discount was amortized using the effective interest rate method based on an annual effective rate of 7.0%, which represented a market interest rate for similar debt without a conversion option on the modification date. The debt discount was amortized through January 15, 2009, the first date that holders of the notes could exercise their put option and we could exercise our call option. For more information on our senior subordinated convertible notes, please see Note 9 of the notes to the Consolidated Financial Statements in our Annual Report.

The following financial statement line items for the three and six month periods ended June 30, 2008 and as of December 31, 2008 were affected by the change in accounting principle (amounts are in thousands, except per share data):

	Three months ended June 30, 2008
	As reported	Adjustment to adopt FSP APB 14-1	As adjusted
Interest Expense	$10,286	$1,769	$12,055
Earnings before income taxes	115,619	(1,769)	113,850
Income taxes	39,946	(619)	39,327
Net Earnings	75,673	(1,150)	74,523
Net earnings per share-Basic	$0.85	$(0.02)	$0.83
Net earnings per share-Diluted	0.80	(0.01)	0.79

	Six months ended June 30, 2008
	As reported	Adjustment to adopt FSP APB 14-1	As adjusted
Interest Expense	$22,511	$3,508	$26,019
Earnings before income taxes	213,437	(3,508)	209,929
Income taxes	74,182	(1,227)	72,955
Net Earnings	139,255	(2,281)	136,974
Net earnings per share-Basic	$1.56	$(0.03)	$1.53
Net earnings per share-Diluted	1.48	(0.02)	1.46

	December 31, 2008
	As reported	Adjustment to adopt FSP APB 14-1	As adjusted
Current portion of long-term debt	$233,827	$(301)	$233,526
Total current liabilities	619,208	(301)	618,907
Long-term deferred taxes	272,077	105	272,182
Total liabilities	1,967,800	(196)	1,967,604
Additional paid in capital	798,486	17,250	815,736
Retained earnings	1,204,521	(17,054)	1,187,467
Total stockholders’ equity	2,003,738	196	2,003,934

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of SFAS 168 to have an impact on our results of operations, financial condition or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition or results of operation.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 which requires disclosures about fair value of financial instruments in summarized financial information for interim reporting periods. We have adopted FSP FAS No. 107-1 and APB 28-1 and provided the additional disclosures required.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. On April 1, 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We will apply the provisions of this statement prospectively to business combinations acquired on or after January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions, and increases the disclosure requirements related to renewal or extension assumptions. FSP 142-3 is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We will apply the provisions of this statement prospectively to business combinations acquired on or after January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. We adopted FSP EITF 03-6-1 on January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FSP 157-2 "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted SFAS 157-2 on January 1, 2009.  The adoption of the provisions of SFAS 157 related to non-financial assets and liabilities did not have a material effect on our consolidated financial statements.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method. For the three and six month periods ended June 30, 2009 there were 2,126,000 and 2,259,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 14,000 outstanding stock options that would have been antidilutive for both the three and six month periods ended June 30, 2008.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)
	2009	2008	2009	2008
Basic shares outstanding	90,562	89,476	90,348	89,256
Effect of potential common stock:
Common stock awards	835	1,326	815	1,291
Senior subordinated convertible notes	1,315	3,596	1,345	3,371
Diluted shares outstanding	92,712	94,398	92,508	93,918

4.	Stock Based Compensation

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

We recognized stock based compensation expense of $7.1 million and $8.0 million for the three months ended June 30, 2009 and 2008, respectively, and $14.1 million and $14.7 million for the six months ended June 30, 2009 and 2008, respectively. The total tax effect recognized in net income related to stock based compensation was $4.9 million and $5.2 million for the six months ended June 30, 2009 and 2008, respectively. The tax benefit/(shortfall) from option exercises and restricted stock vesting under all plans totaled approximately ($0.4) million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively.

Stock Options - In the six month period ended June 30, 2009, 483,600 options were granted with a weighted average fair value per share of $12.34. During the same period in 2008, 1,020,500 options were granted with a weighted average fair value per share of $12.75. All options were issued at grant date fair value.

We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. We use historical data among other factors to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Six months ended June 30,
	2009	2008
Fair value per share ($)	12.34	12.75
Risk-free interest rate (%)	1.73	2.86
Expected option life (years)	5.37	5.02
Expected volatility (%)	32.05	21.06
Expected dividend yield (%)	0.79	0.53

Cash received from option exercises for the six months ended June 30, 2009 and 2008 was approximately $3.0 million and $7.8 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2009, we granted 177,900 restricted stock awards with a weighted average fair value per share of $41.62. During the same period in 2008, 599,810 awards were granted with a weighted average fair value per share of $55.71. All grants were issued at grant date fair value.

During the six months ended June 30, 2009, 248,000 restricted awards vested with a weighted average grant date fair value per share of $38.58, at a weighted average vest date fair value per share of $42.94.

Employee Stock Purchase Plan - During the six month periods ended June 30, 2009 and 2008, participants of the employee stock purchase plan purchased 21,360 and 17,730 shares, respectively, of our common stock for total consideration of $0.93 million and $1.04 million, respectively. All shares were purchased from our treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets. Comprehensive earnings (in thousands) were $104,247 and $71,878 for the three months ended June 30, 2009 and 2008, respectively, and $136,307 and $155,816 for the six months ended June 30, 2009 and 2008, respectively (2008 amounts are as adjusted, see Note 2). The difference between net earnings and comprehensive earnings in 2009 was currency translation adjustments. The difference between net earnings and comprehensive earnings in 2008 was currency translation adjustments and unrealized gains on interest rate swaps accounted for under hedge accounting, net of tax.

6.	Inventories

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials and supplies	$114,581	$120,604
Work in process	25,783	26,913
Finished products	65,687	68,510
Inventory reserves	(28,691)	(30,108)
	$177,360	$185,919

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2008	$423,661	$381,656	$400,478	$913,057	$2,118,852
Additions	—	—	—	—	—
Other	—	—	—	(719)	(719)
Currency translation adjustments	3,717	1,847	2,288	8,136	15,988
Balances at June 30, 2009	$427,378	$383,503	$402,766	$920,474	$2,134,121

Other primarily represents a purchase price allocation adjustment related to a release of escrow funds for TransCore, purchased in December, 2004.

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$683,130	$(137,794)	$545,336
Unpatented technology	70,693	(22,232)	48,461
Software	58,053	(30,215)	27,838
Patents and other protective rights	38,195	(21,998)	16,197
Backlog	18,257	(17,024)	1,233
Trade secrets	5,116	(3,890)	1,226
Assets not subject to amortization:
Trade names	163,729	—	163,729
Balances at December 31, 2008	$1,037,173	$(233,153)	$804,020
Assets subject to amortization:
Customer related intangibles	$684,892	$(159,871)	$525,021
Unpatented technology	71,163	(27,930)	43,233
Software	56,766	(31,701)	25,065
Patents and other protective rights	38,424	(24,120)	14,304
Backlog	18,427	(17,554)	873
Trade secrets	2,158	(1,030)	1,128
Assets not subject to amortization:
Trade names	165,058	—	165,058
Balances at June 30, 2009	$1,036,888	$(262,206)	$774,682

Amortization expense of other intangible assets was $33,037 and $31,440 during the six months ended June 30, 2009 and 2008, respectively.

9.	Debt

Our 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009 at the option of the holders of the notes at a price of $395.02 per note.  After this date, the note price increases as interest accrues at the stated rate of 3.75%.   We may only pay cash up to the value of the accreted principal, and at our option, any combination of cash and common stock upon conversion.  During the six months ended June 30, 2009, approximately 37% of the notes were converted for $86.1 million in cash and 702,700 shares of common stock at a weighted average share price of $42.19.  No gain or loss was recorded upon these conversions.  In addition, a related $5.8 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid in capital upon the conversions.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Contractual (stated) interest	$1,355	$2,156	$2,686	$4,313
Amortization of debt discount	-	1,769	301	3,508
Interest expense	$1,355	$3,925	$2,987	$7,821

At June 30, 2009, the conversion price on the outstanding notes was $401.75.  If converted at June 30, 2009, the value would exceed the $147 million principal amount of the notes by approximately $54 million and would result in the issuance of 1,227,200 shares of our common stock.

On June 26, 2009, the conversion of 55,250 notes was pending, with a settlement date of July 13, 2009.  The conversion resulted in the payment of $22.2 million in cash and the issuance of 187,900 shares of common stock at a share price of $43.63.

Roper’s long-term debt at June 30, 2009 included $500 million of fixed-rate notes, the interest rate on which was 0.1% lower than prevailing market rates which results in a valuation of approximately $502 million. Our short-term debt included $147 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt. Most of Roper’s other borrowings at June 30, 2009 were at various interest rates that adjust relatively frequently under its $1.1 billion credit facility. The fair value for each of these borrowings at June 30, 2009 was estimated to be the face value of these borrowings.

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

Our financial statements include accruals for potential product liability and warranty claims based on our claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2009 is presented below (in thousands).

Balance at December 31, 2008	$9,885
Additions charged to costs and expenses	2,263
Deductions	(3,676)
Other	(12)
Balance at June 30, 2009	$8,460

11.	Industry Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Net sales:
Industrial Technology	$136,551	$183,247	(25.5)%	$267,192	$356,864	(25.1)%
Energy Systems & Controls	105,398	144,716	(27.2)	212,009	273,103	(22.4)
Scientific & Industrial Imaging	75,860	91,153	(16.8)	159,980	187,596	(14.7)
RF Technology	187,101	175,298	6.7	371,173	319,846	16.0
Total	$504,910	$594,414	(15.1)%	$1,010,354	$1,137,409	(11.2)%
Gross profit:
Industrial Technology	$65,732	$86,837	(24.3)%	$128,441	$171,504	(25.1)%
Energy Systems & Controls	56,296	79,874	(29.5)	111,659	148,548	(24.8)
Scientific & Industrial Imaging	42,466	49,090	(13.5)	88,216	102,678	(14.1)
RF Technology	90,576	89,529	1.2%	177,890	158,990	11.9
Total	$255,070	$305,330	(16.5)%	$506,206	$581,720	(13.0)%
Operating profit*:
Industrial Technology	$32,484	$47,591	(31.7)%	$61,067	$92,860	(34.2)%
Energy Systems & Controls	23,193	35,577	(34.8)	40,712	63,818	(36.2)
Scientific & Industrial Imaging	12,401	15,330	(19.1)	28,482	35,345	(19.4)
RF Technology	39,423	41,682	(5.4)	76,806	69,711	10.2
Total	$107,501	$140,180	(23.3)%	$207,067	$261,734	(20.9)%
Long-lived assets:
Industrial Technology	$43,205	$44,867	(3.7)%
Energy Systems & Controls	24,388	28,603	(14.7)
Scientific & Industrial Imaging	25,544	26,899	(5.0)
RF Technology	33,511	29,506	13.6
Total	$126,648	$129,875	(2.5)%

*Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. These expenses were $11,537 and $13,639 for the three months ended June 30, 2009 and 2008, respectively, and $24,311 and $26,927 for the six months ended June 30, 2009 and 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 2, 2009 with the SEC, as supplemented by our Current Report on Form 8-K filed on May 15, 2009 to retroactively adopt FSP APB 14-1, and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward Looking Statements

This report includes "forward-looking statements" within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are "forward-looking statements."  The words "estimate," "project," "intend," "expect," "should," "will," "plan," "believe," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

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

Overview

Roper Industries, Inc. ("Roper," "we" or "us") is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency ("RF") products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, water, energy, research and medical, education, security and other niche markets.

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

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2008 included in our Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products including, in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The return and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2009, our allowance for doubtful accounts receivable, sales returns and sales credits was $11.2 million, or 3.3% of total gross accounts receivable as compared to 3.2% at December 31, 2008.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2009, inventory reserves for excess and obsolete inventory were $28.7 million, or 13.9% of gross inventory cost, and are unchanged as a percentage of gross inventory cost from December 31, 2008.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2009, the accrual for future warranty obligations was $8.5 million or 0.4% of annualized second quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first six months of 2009, we recognized $46.3 million of net sales using this method. In addition, approximately $151.5 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2009. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

The evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed annually. We perform this analysis during our fourth quarter.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 30.2%, which was lower than the prior year second quarter rate of 34.5%, due primarily to certain foreign tax planning initiatives and an approximately $1.8 million discrete benefit related to the resolution of a tax item in a foreign jurisdiction.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.  Results of operations for the three and six month periods ended June 30, 2008 have been adjusted to reflect the retrospective adoption of FASB Statement of Position APB 14-1 – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales
Industrial Technology	$136,551	$183,247	$267,192	$356,864
Energy Systems & Controls	105,398	144,716	212,009	273,103
Scientific & Industrial Imaging	75,860	91,153	159,980	187,596
RF Technology	187,101	175,298	371,173	319,846
Total	$504,910	$594,414	$1,010,354	$1,137,409
Gross profit:
Industrial Technology	48.1%	47.4%	48.1%	48.1%
Energy Systems & Controls	53.4	55.2	52.7	54.4
Scientific & Industrial Imaging	56.0	53.9	55.1	54.7
RF Technology	48.4	51.1	47.9	49.7
Total	50.5	51.4	50.1	51.1
Selling, general & administrative expenses:
Industrial Technology	24.3%	21.4%	25.2%	22.0%
Energy Systems & Controls	31.4	30.6	33.5	31.0
Scientific & Industrial Imaging	39.6	37.0	37.3	35.9
RF Technology	27.3	27.3	27.2	27.9
Total	29.2	27.8	29.6	28.1
Segment operating profit:
Industrial Technology	23.8%	26.0%	22.9%	26.0%
Energy Systems & Controls	22.0	24.6	19.2	23.4
Scientific & Industrial Imaging	16.3	16.8	17.8	18.8
RF Technology	21.1	23.8	20.7	21.8
Total	21.3	23.6	20.5	23.0
Corporate administrative expenses	(2.3)	(2.3)	(2.4)	(2.4)
	19.0	21.3	18.1	20.6
Interest expense	(2.7)	(2.0)	(2.7)	(2.3)
Other expense	0.6	(0.1)	0.3	0.1
Earnings before income taxes	16.9	19.1	15.7	18.4
Income taxes	(5.1)	(6.6)	(4.7)	(6.4)
Net earnings	11.8%	12.5%	11.0%	12.0%

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net sales for the quarter ended June 30, 2009 were $504.9 million as compared to $594.4 million in the prior year quarter, a decrease of 15.1%. Our second quarter 2009 results included $21.8 million, or a 3.7% increase, in sales from 2008 acquisitions.  We experienced a 16.1% decline in organic sales and a negative 2.7% impact from foreign currency.  Sales were unchanged from the quarter ended March 31, 2009.

In our Industrial Technology segment, net sales were down 25.5% to $136.6 million in the second quarter of 2009 as compared to $183.2 million in the second quarter of 2008 due to lower sales at most of our companies in this segment, with the exception of our reciprocating pump business which delivered several large projects in the quarter. Gross margins were slightly higher at 48.1% for the second quarter of 2009 as compared to 47.4% in the second quarter of 2008. The increase was the result of the non-recurrence of a warranty charge at Neptune in the prior year quarter, partially offset by $0.5 million in severance and related costs in the current year quarter.  SG&A expenses as a percentage of net sales were 24.3%, up from 21.4% in the prior year quarter due to negative operating leverage from lower sales and the inclusion of approximately $1.1 million in severance and related costs. The resulting operating profit margins were 23.8% in the second quarter of 2009 as compared to 26.0% in the second quarter of 2008.

Net sales in our Energy Systems & Controls segment decreased by 27.2% to $105.4 million during the second quarter of 2009 compared to $144.7 million in the second quarter of 2008. The decrease was broad-based across all of our Energy Systems & Controls businesses, due to the weak economy and its impact on our end markets, and included a negative 4.3% impact from foreign currency. Gross margins were 53.4% in the second quarter of 2009 compared to 55.2% in the second quarter of 2008 due to negative operating leverage on lower sales volume.  SG&A expenses as a percentage of net sales increased to 31.4% as compared to the prior year quarter at 30.6%, and would have been similar to the prior year period except for $0.7 million of severance and related expenses in the current year quarter. Operating margins were 22.0% in the second quarter of 2009 as compared to 24.6% in the second quarter of 2008.

Net sales in our Scientific & Industrial Imaging segment decreased by 16.8% to $75.9 million during the second quarter of 2009 as compared to $91.2 million in the second quarter of 2008.  The decrease was due to lower shipments to research and imaging markets and a negative 4.0% foreign exchange impact, offset partially by increased sales in our medical business over the prior year period. Gross margins increased to 56.0% in the second quarter of 2009 from 53.9% in the second quarter of 2008 due to favorable product mix and lower costs. SG&A as a percentage of net sales increased to 39.6% in the second quarter of 2009 as compared to 37.0% in the second quarter of 2008 due to negative operating leverage from lower sales. As a result, operating margins were 16.3% in the second quarter of 2009 as compared to 16.8% in the second quarter of 2008.

In our RF Technology segment, net sales were up 6.7% at $187.1 million compared to $175.3 million in the second quarter of 2008. Acquisitions accounted for $21.0 million in increased sales for 2009. Organic sales were down 5.3% due to weakness in security markets and lower hardware sales related to transportation projects.  Gross margins were 48.4% as compared to 51.1% in the prior year quarter, due to negative operating leverage from lower sales, and unfavorable mix due to higher service revenue and lower hardware shipments in transportation end markets. SG&A as a percentage of sales in the second quarter of 2009 was 27.3%, and is unchanged from the prior year second quarter.  Operating profit margins decreased to 21.1% in 2009 as compared to 23.8% in 2008.

Corporate expenses decreased by 15.4% to $11.5 million in the second quarter of 2009 as compared to $13.6 million in the second quarter of 2008, and were unchanged as a percentage of sales.

Interest expense of $13.8 million for the second quarter of 2009 was $1.7 million higher as compared to $12.1 million in the second quarter of 2008.  The increase was due primarily to higher interest rates over the prior year related to the inclusion of our fixed rate 6.625% senior notes in the current quarter, as well as slightly higher debt balances.

Other income was $3.2 million in the second quarter of 2009 as compared to other expense of $0.6 million in the prior year period, due to a pre-tax gain of $4.1 million in the current year quarter related to the sale of certain assets of our satellite communications business.

Income taxes were 30.2% of pretax earnings in the current quarter as compared to 34.5% in the second quarter of 2008, due primarily to certain foreign tax planning initiatives and an approximately $1.8 million discrete benefit related to the resolution of a tax item in a foreign jurisdiction.

At June 30, 2009, the functional currencies of our European and Canadian subsidiaries were weaker against the dollar as compared to June 30, 2008 and stronger as compared to December 31, 2008.  The currency changes resulted in an increase of $45.7 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $28 million of the total adjustment is related to goodwill and is not expected to affect our expected future cash flows. Operating income in the second quarter of 2009 by 2% due to the weakening of the U.S. dollar as compared to a year ago.

Net orders were $488.8 million for the quarter, 19.4% lower than the second quarter 2008 net order intake of $606.5 million. Approximately $27 million of the current quarter orders were due to 2008 acquisitions. We experienced lower orders in many of our businesses in the second quarter of 2009 due to the worldwide economic downturn and its effects on our end markets. Overall, our order backlog at June 30, 2009 was down 10.5% as compared to June 30, 2008.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30
	2009	2008	2009	2008
Industrial Technology	$125,880	$165,873	$57,276	$88,499
Energy Systems & Controls	96,144	139,247	66,381	89,904
Scientific & Industrial Imaging	74,505	88,973	69,272	74,986
RF Technology	192,225	212,394	345,638	348,208
	$488,754	$606,487	$538,567	$601,597

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net sales for the six months ended June 30, 2009 were $1.0 billion as compared to $1.1 billion in the prior year six month period, a decrease of 11.2%. The decrease is comprised of a negative 2.9% impact from foreign currency, a decline of 13.3% in organic sales and an increase of 5.0% from acquisitions.

In our Industrial Technology segment, net sales were down 25.1% to $267.2 million in the first six months of 2009 as compared to $356.9 million in the first six months of 2008.  The decrease was due to a generally weak economy, fewer projects for automatic meter reading ("AMR") deployment at Neptune and the slowdown or temporary shutdowns of many manufacturing facilities which impacted our materials testing business, offset in part by delivery of several large projects in our reciprocating pump business.  Gross margins were unchanged at 48.1% for the first six months of 2009 as compared to the first six months of 2008 due to the non-recurrence of a warranty charge at Neptune in the prior year offset by negative operating leverage from lower sales volume and expenses related to severance and related actions.  SG&A expenses as a percentage of net sales were 25.2%, up from 22.0% in the prior year six month period due to negative operating leverage from lower sales and the inclusion of approximately $2.5 million in expense for severance and related costs in the current year. The resulting operating profit margins were 22.9% in the first six months of 2009 as compared to 26.0% in the first six months of 2008.

Net sales in our Energy Systems & Controls segment decreased by 22.4% to $212.0 million during the first six months of 2009 compared to $273.1 million in the first six months of 2008.  The decrease in sales was due to broad-based weakness across the segment which led to reduced demand for our instruments and sensors sold into these markets and a negative 4.9% impact from foreign currency.  Gross margins were 52.7% in the first six months of 2009 compared to 54.4% in the first six months of 2008 due to negative operating leverage on lower sales volume. SG&A expenses as a percentage of net sales were 33.5% as compared to 31.0% in the prior year six month period due to negative operating leverage from lower sales volume and $1.8 million of expense for severance and related actions. Operating margins were 19.2% in the first six months of 2009 as compared to 23.4% in first six months of 2008.

In our Scientific & Industrial Imaging segment net sales decreased 14.7% to $160.0 million in the first six months of 2009 as compared to $187.6 million in the first six months of 2008 due to lower shipments to research and imaging markets as well as a negative 4.8% foreign exchange impact. Gross margins increased to 55.1% in the first six months of 2009 from 54.7% in the first six months of 2008. SG&A as a percentage of net sales increased to 37.3% in the six month period ended June 30, 2009 as compared to 35.9% in the prior year period due to negative operating leverage on lower sales. Operating margins were 17.8% in the first six months of 2009 as compared to 18.8% in the first six months of 2008.

In our RF Technology segment, net sales were $371.2 million compared to $319.8 million in the first six months of 2008, an increase of 16.0%. Acquisitions accounted for approximately 17% of the increase, offset by a 1% decline in organic sales. Gross margins were 47.9% as compared to 49.7% in the prior year six month period due to product mix in our transportation businesses.  SG&A as a percentage of sales in the first six months of 2009 was 27.2%, a decrease from 27.9% in the prior year.  Operating profit margins were 20.7% in 2009 as compared to 21.8% in 2008.

Corporate expenses decreased by $2.6 million to $24.3 million in the first half of 2009 as compared to $26.9 million in the first half of 2008, and were unchanged as a percentage of sales.

Interest expense of $27.3 million for the first half of 2009 was $1.3 million higher as compared to $26.0 million in the first half of 2008, due to higher average debt balances over the prior year period.  Average interest rates were unchanged as lower interest rates on our variable debt offset the interest on our 6.625% fixed interest senior notes in 2009.

Income taxes were 29.8% of pretax earnings in the first six months of 2009 as compared to 34.8% in the first six months of 2008, due primarily to certain foreign tax planning initiatives, our decision to permanently reinvest prior earnings in certain foreign jurisdictions and an approximately $1.8 million discrete benefit related to the resolution of a tax item in a foreign jurisdiction.

Financial Condition, Liquidity and Capital Resources

Cash flows for the three and six month periods ended June 30, 2009 and 2008 were as follows:

Operating - Net cash provided by operating activities increased by 15.2% to $110.3 million in the second quarter of 2009 as compared to $95.7 million in the second quarter of 2008 due to lower income tax payments and improved receivables collections, offset partially by lower net income.   Net cash provided by operating activities for the six months ended June 30, 2009 decreased by 4% to $160.9 million from $167.3 in the prior year period due to higher tax payments and lower income offset by improved receivables collection.

Investing - Cash provided by investing activities during the second quarter of 2009 was from proceeds from the sale of assets offset by capital expenditures.  Cash used by investing activities in the second quarter of 2008 was primarily business acquisitions.  Cash used by investing activities in the six months ended June 30, 2009 was primarily capital expenditures, offset partially by proceeds from dispositions, and primarily business acquisitions in the prior year six month period.

Financing - Cash used in financing activities in the current and prior year quarters, and for the first half of 2009, was for debt principal repayments and dividends. Cash provided by financing activities in the first half of 2008 resulted from debt borrowings to finance acquisitions, offset by dividend and debt payments. Net debt payments were $72.2 million and $69.6 million in the three months ended June 30, 2009 and 2008, respectively.  Net debt payments were $105.1 million the six months ended June 30, 2009 as compared to net borrowings of $84.9 million in the six months ended June 30, 2008.

Total debt at June 30, 2009 consisted of the following (amounts in thousands):

$350 million term loan	$350,000
$750 million revolving credit facility	160,000
Senior Notes	500,000
Senior Subordinated Convertible Notes	146,581
Other	6,651
Total debt	1,163,232
Less current portion	148,745
Long-term debt	$1,014,487

Our principal $1.1 billion credit facility, $500 million senior notes and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the $1.1 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2009, the weighted average interest rate on the term and revolver loans was 1.75%. At June 30, 2009, we had $6.7 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $50 million of outstanding letters of credit. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2009.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $319.1 million at June 30, 2009 compared to $294.9 million at December 31, 2008, reflecting increases in working capital due primarily to the timing of the payment of accrued liabilities related to income taxes and compensation offset by improved receivables collections. Total debt decreased to $1.16 billion at June 30, 2009 compared to $1.27 billion at December 31, 2008 due to the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table:

	June 30, 2009	December 31, 2008
Total Debt	$1,163,232	$1,267,215
Cash	(220,826)	(178,069)
Net Debt	942,406	1,089,146
Stockholders’ Equity	2,145,238	2,003,934
Total Net Capital	$3,087,644	$3,093,080

Net Debt / Total Net Capital	30.5%	35.2%

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $12.4 million and $14.3 million were incurred during the six months ended June 30, 2009 and 2008 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

At June 30, 2009, we had a combination of fixed and floating rate borrowings. Our $1.1 billion senior credit facility contains $350 million in variable rate term loans and a $750 million variable rate revolver. At June 30, 2009, the weighted average interest rate was 1.75% on the term loans and the outstanding portion of our revolver. Our $500 million senior notes have a fixed interest rate of 6.625%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At June 30, 2009, the prevailing market rates for long term notes were 0.1% lower than the fixed rates on our senior notes.

At June 30, 2009, our outstanding variable-rate borrowings under the $1.1 billion credit facility were $510.0 million. An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $5.1 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 21.6% of our total second quarter sales and 70.5% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most currencies during the second quarter of 2009 versus December 31, 2008. The difference between current quarter operating income for these companies translated into U.S. dollars at exchange rates experienced during the second quarter of 2009 versus exchange rates experienced during the second quarter of 2008 was not material and resulted in decreased operating profits of 2%. If these currency exchange rates had been 10% different throughout the second quarter of 2009 compared to currency exchange rates actually experienced, the impact on our net earnings would have been less than $1 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first half of 2009 compared to currency exchange rates at December 31, 2008 resulted in an increase in net assets of $25.2 million that was reported as a component of comprehensive earnings, $16 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report ("Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation as of the Evaluation Date, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1A.    Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report for the fiscal year ended December 31, 2008 as filed on March 2, 2009 with the SEC. See also, "Information about Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 4.      Submission of Matters to a Vote of Security Holders

Roper held its 2009 Annual Meeting of Shareholders on June 3, 2009 in Sarasota, Florida. Of the 90,485,064 shares of common stock outstanding as of record date of April 6, 2009, 75,423,721 shares, or 83.35% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows:

Proposal 1:  Election of three (3) Directors

Each of the directors identified below elected at the 2009 Annual Meeting of Shareholders was elected for a term expiring at the 2012 Annual Meeting of Shareholders. Continuing directors whose terms expire at either the 2010 Annual Meeting of Shareholders or the 2011 Annual Meeting of Shareholders are as follows:  Brian D. Jellison (2010), W. Lawrence Banks (2010), David W. Devonshire (2010), John F. Fort III (2010) Christopher Wright (2011) and Richard Wallman (2011).

	Number of Votes
	For	Withheld
Robert D. Johnson	74,829,318	594,402
Robert Knowling	74,691,747	731,974
Wilbur J. Prezzano	74,463,153	960,568

Proposal 2:  Ratification of PricewaterhouseCoopers LLP as the independent auditors of the Company.

For	75,368,594
Against	37,789
Abstain	17,337

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 4, 2009
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	August 4, 2009
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 4, 2009
Paul J. Soni	(Principal Accounting Officer)

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