Form 10-Q/A
period 2009-06-30
ROPER INDUSTRIES INC
filed 2009-08-17
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended June 30, 2009 ("Form 10-Q"), as filed with the Security and Exchange Commission on August 4, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.   Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statement of Operations, (ii) the unaudited Consolidated Balance Sheet, (iii) the unaudited Consolidated Statement of Cash Flows, and (iv) the unaudited Notes to Financial Statements, tagged as blocks of text.

This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T these interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 18 of the Security Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Item 6.        Exhibits

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of February 12, 2009, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed February 19, 2009.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed with the Roper Industries, Inc. Quarterly Report on Form 10-Q on August 4, 2009.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed with the Roper Industries, Inc. Quarterly Report on Form 10-Q on August 4, 2009.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed with the Roper Industries, Inc. Quarterly Report on Form 10-Q on August 4, 2009.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 17, 2009
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	August 17, 2009
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 17, 2009
Paul J. Soni	(Principal Accounting Officer)