Form 10-Q/A
period 2009-06-30
ROPER INDUSTRIES INC
filed 2009-08-17
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note

The purpose of this Amendment No. 2 is to correct an error related to the submission of the interactive data files in which the exhibits were incorrectly tagged as Exhibit 100, which is the exhibit number for voluntary interactive data filings, instead of Exhibit 101 for mandatory filings.

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