Form 10-Q
period 2009-09-30
ROPER INDUSTRIES INC
filed 2009-11-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

The number of shares outstanding of the Registrant’s common stock as of October 23, 2009 was approximately 91,054,995.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*

Net sales	$485,676	$593,100	$1,496,030	$1,730,509
Cost of sales	240,156	284,340	744,304	840,029
Gross profit	245,520	308,760	751,726	890,480

Selling, general and administrative expenses	153,648	176,461	477,098	523,374
Income from operations	91,872	132,299	274,628	367,106

Interest expense	14,437	16,122	41,708	42,141
Other income/(expense)	105	(2,836)	2,917	(1,695)

Earnings before income taxes	77,540	113,341	235,837	323,270

Income taxes	21,130	39,312	68,280	112,267

Net earnings	$56,410	$74,029	$167,557	$211,003

Net earnings per share:
Basic	$0.62	$0.83	$1.85	$2.36
Diluted	0.61	0.79	1.81	2.24

Weighted average common shares outstanding:
Basic	90,877	89,629	90,526	89,381
Diluted	92,908	94,251	92,635	94,026

Dividends declared per common share	$0.0825	$0.0725	$0.2475	$0.2175

*As restated – see Note 2 of the notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2009	December 31, 2008*
ASSETS:

Cash and cash equivalents	$256,024	$178,069
Accounts receivable, net	323,959	376,855
Inventories, net	174,055	185,919
Deferred taxes	27,540	29,390
Unbilled receivables	60,344	61,168
Other current assets	65,572	26,906
Total current assets	907,494	858,307

Property, plant and equipment, net	104,748	112,463
Goodwill	2,142,765	2,118,852
Other intangible assets, net	759,241	804,020
Deferred taxes	31,190	28,050
Other noncurrent assets	56,383	49,846

Total assets	$4,001,821	$3,971,538

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$100,561	$121,807
Accrued liabilities	224,483	261,682
Income taxes payable	-	1,892
Deferred taxes	1,079	-
Current portion of long-term debt	119,852	233,526
Total current liabilities	445,975	618,907

Long-term debt, net of current portion	1,004,357	1,033,689
Deferred taxes	286,352	272,182
Other liabilities	42,662	42,826
Total liabilities	1,779,346	1,967,604

Commitments and contingencies

Common stock	931	919
Additional paid-in capital	846,966	815,736
Retained earnings	1,332,555	1,187,467
Accumulated other comprehensive earnings	63,425	21,513
Treasury stock	(21,402)	(21,701)
Total stockholders’ equity	2,222,475	2,003,934

Total liabilities and stockholders’ equity	$4,001,821	$3,971,538

*As restated - see Note 2 of the notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$167,557	$211,003
Non-cash items:
Depreciation	25,828	24,775
Amortization	51,280	50,588
Stock-based compensation	20,821	22,848
Changes in assets and liabilities
Receivables	54,127	(5,517)
Inventory	14,496	(12,157)
Accounts payable	(22,354)	5,358
Accrued liabilities	(42,375)	2,234
Income taxes	(24,146)	2,602
Other, net	2,615	3,805
Cash provided by operating activities	247,849	305,539

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,248)	(701,935)
Capital expenditures	(18,708)	(20,787)
Proceeds from sale of assets	10,589	1,184
Other, net	(3,606)	(5,268)
Cash used in investing activities	(12,973)	(726,806)

Cash flows from financing activities:
Proceeds from senior notes	500,000	500,000
Proceeds/(payments) of senior unsecured term loan	(350,000)	350,000
Convertible note principal payments	(116,186)	-
Borrowings/(payments) under revolving line of credit, net	(179,000)	393,000
Repayment of borrowings under prior credit facility	-	(908,620)
Principal payments on term note under prior credit facility	-	(49,125)
Debt issuance costs	(4,310)	(10,169)
Dividends paid	(22,343)	(19,393)
Excess tax benefits from share based payments	1,055	4,688
Proceeds from exercise of stock options	4,845	10,050
Other, net	(604)	918
Cash provided by /(used in) financing activities	(166,543)	271,349

Effect of foreign currency exchange rate changes on cash	9,622	(2,578)

Net increase/(decrease) in cash and cash equivalents	77,955	(152,496)

Cash and cash equivalents, beginning of period	178,069	308,768

Cash and cash equivalents, end of period	$256,024	$156,272

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2008, as reported	$919	$798,486	$1,204,521	$21,513	$(21,701)	$2,003,738

Adjustment to adopt new accounting standard (Note 2)	-	17,250	(17,054)	-	-	196

Balances at December 31, 2008, as adjusted	$919	$815,736	$1,187,467	$21,513	$(21,701)	$2,003,934

Net earnings	-	-	167,557	-	-	167,557
Stock option exercises	2	4,843	-	-	-	4,845
Treasury stock transactions	-	997	-	-	299	1,296
Restricted stock grants	-	(3,219)	-	-	-	(3,219)
Stock based compensation	-	20,255	-	-	-	20,255
Stock option tax benefit, net of shortfalls	-	240	-	-	-	240
Currency translation adjustments, net of $1,890 tax	-	-	-	41,912	-	41,912
Conversion of senior subordinated convertible notes	10	8,114	-	-	-	8,124
Dividends declared	-	-	(22,469)	-	-	(22,469)

Balances at September 30, 2009	$931	$846,966	$1,332,555	$63,425	$(21,402)	$2,222,475

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2009

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper”, “we” or “us”) for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2008 Annual Report on Form 10-K (“Annual Report”) filed on March 2, 2009 with the Securities and Exchange Commission (“SEC”), as supplemented by our Current Report on Form 8-K filed on May 15, 2009 to retrospectively adopt accounting guidance related to the treatment of certain convertible debt instruments– see Note 2 below.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard which established general accounting standards and disclosure for subsequent events. We adopted this standard during the second quarter of 2009 and have accordingly evaluated subsequent events through the date and time the financial statements were issued on November 2, 2009.

2.	Recent Accounting Pronouncements

In May 2008, the FASB issued guidance regarding convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement).  Issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Retrospective application is required for all periods presented.

The adoption of this guidance on January 1, 2009 impacted the historical accounting for our 3.75% senior subordinated convertible notes due 2034 as of December 6, 2004, the date that the notes were modified to allow holders to receive cash only for accreted principal upon settlement of the notes with any remainder of the conversion value payable in cash or common stock, thus qualifying the notes for treatment under the new guidance. The required retrospective adoption resulted in a decrease in long term debt (debt discount) of $26.5 million, an increase in deferred tax liabilities of $9.3 million, and an increase in additional paid in capital of $17.3 million at December 9, 2004. The debt discount was amortized using the effective interest rate method based on an annual effective rate of 7.0%, which represented a market interest rate for similar debt without a conversion option on the modification date. The debt discount was amortized through January 15, 2009, the first date that holders of the notes could exercise their put option and we could exercise our call option. For more information on our senior subordinated convertible notes, please see Note 9 of the notes to the Consolidated Financial Statements in our Annual Report.

The following financial statement line items for the three and nine month periods ended September 30, 2008 and as of December 31, 2008 were affected by the change in accounting principle (amounts are in thousands, except per share data):

	Three months ended September 30, 2008
	As reported	Adjustment	As adjusted
Interest Expense	$14,322	$1,800	$16,122
Earnings before income taxes	115,141	(1,800)	113,341
Income taxes	39,942	(630)	39,312
Net Earnings	75,199	(1,170)	74,029
Net earnings per share-Basic	$0.84	$(0.01)	$0.83
Net earnings per share-Diluted	0.80	(0.01)	0.79

	Nine months ended September 30, 2008
	As reported	Adjustment	As adjusted
Interest Expense	$36,833	$5,308	$42,141
Earnings before income taxes	328,578	(5,308)	323,270
Income taxes	114,124	(1,857)	112,267
Net Earnings	214,454	(3,451)	211,003
Net earnings per share-Basic	$2.40	$(0.04)	$2.36
Net earnings per share-Diluted	2.28	(0.04)	2.24

	December 31, 2008
	As reported	Adjustment	As adjusted
Current portion of long-term debt	$233,827	$(301)	$233,526
Total current liabilities	619,208	(301)	618,907
Long-term deferred taxes	272,077	105	272,182
Total liabilities	1,967,800	(196)	1,967,604
Additional paid in capital	798,486	17,250	815,736
Retained earnings	1,204,521	(17,054)	1,187,467
Total stockholders’ equity	2,003,738	196	2,003,934

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative.  The codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the Codification during the quarter ended September 30, 2009.  Adoption of the Codification had no impact on our results of operations, financial condition or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We are currently assessing the impact on our results of operations, financial condition and cash flows.

In September 2009, the FASB issued guidance on the measurement of liabilities at fair value, effective as of the beginning of the next interim or annual reporting period after issuance.  We do not expect adoption of this guidance to have an impact on our results of operations, financial condition or cash flows.

In May 2009, the FASB issued general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on our results of operations, financial condition or cash flows.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments in summarized financial information for interim reporting periods. We have adopted the guidance and provided the additional disclosures required.

In December 2007, the FASB issued a statement regarding business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. On April 1, 2009, the FASB issued an amendment addressing application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We will apply the provisions of this statement prospectively to business combinations acquired on or after January 1, 2009.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets, amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under previous standards. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions on or after January 1, 2009, and increases the disclosure requirements related to renewal or extension assumptions. We will apply the provisions of this guidance prospectively to business combinations acquired on or after January 1, 2009.

In June 2008, the FASB issued guidance clarifying that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. We adopted this guidance on January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued a standard which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 and did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued guidance which delayed the effective date of this standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted this guidance on January 1, 2009.  The adoption of the provisions related to non-financial assets and liabilities did not have a material effect on our consolidated financial statements.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method. For the three and nine month periods ended September 30, 2009 there were 2,128,000 and 2,234,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 28,000 outstanding stock options that would have been antidilutive for both the three and nine month periods ended September 30, 2008.

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)
	2009	2008	2009	2008
Basic shares outstanding	90,877	89,629	90,526	89,381
Effect of potential common stock:
Common stock awards	867	1,216	831	1,262
Senior subordinated convertible notes	1,164	3,406	1,278	3,383
Diluted shares outstanding	92,908	94,251	92,635	94,026

4.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan allows us to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to our employees, officers, directors and consultants.

Our stock purchase plan allows our employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase our common stock at a 5% discount to the average closing price of our common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding our stock based compensation expense (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock based compensation	$6.7	$8.1	$20.8	$22.8
Tax effect recognized in net income	2.4	2.8	7.3	8.0
Tax benefit, net	0.6	0.8	0.2	4.7

Stock Options - In the nine month period ended September 30, 2009, 505,100 options were granted with a weighted average fair value per share of $12.40. During the same period in 2008, 1,050,500 options were granted with a weighted average fair value per share of $12.83. All options were issued at grant date fair value.

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

	Nine months ended September 30,
	2009	2008
Fair value per share ($)	12.40	12.83
Risk-free interest rate (%)	1.74	2.87
Expected option life (years)	5.37	5.02
Expected volatility (%)	32.10	21.10
Expected dividend yield (%)	0.79	0.53

Cash received from option exercises for the nine months ended September 30, 2009 and 2008 was approximately $4.8 million and $10.1 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2009, we granted 181,900 restricted stock awards with a weighted average fair value per share of $41.66. During the same period in 2008, 604,800 awards were granted with a weighted average fair value per share of $56.96. All grants were issued at grant date fair value.

During the nine months ended September 30, 2009, 251,700 restricted awards vested with a weighted average grant date fair value per share of $51.42, at a weighted average vest date fair value per share of $40.83.

Employee Stock Purchase Plan - During the nine month periods ended September 30, 2009 and 2008, participants of the employee stock purchase plan purchased 30,160 and 25,280 shares, respectively, of our common stock for total consideration of $1.3 million and $1.5 million, respectively. All shares were purchased from our treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
Net income	$56,410	$74,029	$167,557	$211,003
Currency translation adjustments	16,752	(27,143)	41,912	(7,761)
Unrealized loss on interest rate swap	-	-	-	(540)
Comprehensive earnings	$73,162	$46,886	$209,469	$202,702

* as adjusted, see Note 2

6.	Inventories

	September 30, 2009	December 31, 2008
	(in thousands)
Raw materials and supplies	$113,542	$120,604
Work in process	27,895	26,913
Finished products	61,810	68,510
Inventory reserves	(29,192)	(30,108)
	$174,055	$185,919

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2008	$423,661	$381,656	$400,478	$ 913,057	$2,118,852
Additions	-	-	-	-	-
Other	-	(80)	-	(1,914)	(1,994)
Currency translation adjustments	8,912	4,493	5,702	6,800	25,907
Balances at September 30, 2009	$432,573	$386,069	$406,180	$ 917,973	$2,142,765

Other includes a purchase price allocation adjustment related to a release of escrow funds for TransCore, purchased in December, 2004.

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$683,130	$(137,794)	$545,336
Unpatented technology	70,693	(22,232)	48,461
Software	58,053	(30,215)	27,838
Patents and other protective rights	38,195	(21,998)	16,197
Backlog	18,257	(17,024)	1,233
Trade secrets	5,116	(3,890)	1,226
Assets not subject to amortization:
Trade names	163,729	-	163,729
Balances at December 31, 2008	$1,037,173	$(233,153)	$804,020
Assets subject to amortization:
Customer related intangibles	$686,628	$(172,510)	$514,118
Unpatented technology	71,082	(29,801)	41,281
Software	56,791	(32,902)	23,889
Patents and other protective rights	38,503	(25,162)	13,341
Backlog	18,408	(18,355)	53
Trade secrets	2,221	(1,124)	1,097
Assets not subject to amortization:
Trade names	165,462	-	165,462
Balances at September 30, 2009	$1,039,095	$(279,854)	$759,241

Amortization expense of other intangible assets was $49,313 and $46,471 during the nine months ended September 30, 2009 and 2008, respectively.

9.	Debt

In September 2009, we completed a public offering of $500 million aggregate principal amount of 6.25% senior unsecured notes due September 2019.  The notes were issued at 99.978% of their principal amount.  The net proceeds were used to pay off our $350 million term loan due July 2010 and the outstanding revolver balance under our $1.1 billion credit facility. We recorded a $0.4 million non-cash debt extinguishment charge related to the early repayment of the term loan portion of the facility.

The notes bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2010.

We may redeem some of all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The notes are unsecured senior obligations of the Company and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.  The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

Our 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009 at the option of the holders of the notes at a price of $395.02 per note.  After this date, the note price increases as interest accrues at the stated rate of 3.75%.   We may only pay cash up to the value of the accreted principal, and at our option, any combination of cash and common stock upon conversion.  During the nine months ended September 30, 2009, approximately 50% of the notes were converted for $116.2 million in cash and 963,100 shares of common stock at a weighted average share price of $43.47.  No gain or loss was recorded upon these conversions.  In addition, a related $8.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid in capital upon the conversions.

We are required to separately account for the liability and equity components of our 3.75% senior subordinated convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized. The debt discount became fully amortized on January 15, 2009, the first date that holders of the notes could exercise their put option and we could exercise our call option, and was $0.3 million at December 31, 2008.  Interest expense related to the notes was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Contractual (stated) interest	$1,114	$2,156	$3,800	$6,469
Amortization of debt discount	-	1,800	301	5,308
Interest expense	$1,114	$3,956	$4,101	$11,777

At September 30, 2009, the conversion price on the outstanding notes was $405.53.  If converted at September 30, 2009, the value would exceed the $117.6 million principal amount of the notes by approximately $59 million and would result in the issuance of 1,209,150 shares of our common stock.

On September 30, 2009, the conversion of 13,060 notes was pending, with a settlement date of October 15, 2009.  The conversion resulted in the payment of $5.3 million in cash and the issuance of 54,450 shares of common stock at a share price of $50.66.

Our long-term debt at September 30, 2009 included $1.0 billion of fixed-rate notes with fair values as follows:
	Trading Price	Yield	Fair Value (in millions)
$500 million 6.625% senior notes due 2013	107.75	4.42%	$539
$500 million 6.25% senior notes due 2019	104.31	5.68%	$521

Our short-term fixed-rate debt included $118 million of our convertible notes which were at fair value due to the short term nature of the debt.

In October 2009, we entered into three variable interest rate swap agreements totaling $500 million that expire August 2013, effectively converting our $500 million senior notes due 2013 into variable rate debt.  The variable interest rate is calculated on a weighted-average spread of 4.377% plus the three-month London Interbank Offered Rate (“LIBOR”). These agreements are intended to rebalance our ratio of variable to fixed rate debt.

10.	Contingencies

We, in the ordinary course of business, are the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. We are vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing our contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our financial statements include accruals for potential product liability and warranty claims based on our claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2009 is presented below (in thousands).

Balance at December 31, 2008	$9,885
Additions charged to costs and expenses	2,984
Deductions	(5,847)
Other	285
Balance at September 30, 2009	$7,307

11.	Business Segments

Sales and operating profit by business segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Net sales:
Industrial Technology	$130,538	$169,065	(22.8)%	$397,730	$525,929	(24.4)%
Energy Systems & Controls	102,988	137,535	(25.1)	314,997	410,638	(23.3)
Scientific & Industrial Imaging	78,934	94,610	(16.6)	238,914	282,206	(15.3)
RF Technology	173,216	191,890	(9.7)	544,389	511,736	6.4
Total	$485,676	$593,100	(18.1)%	$1,496,030	$1,730,509	(13.5)%
Gross profit:
Industrial Technology	$62,060	$82,215	(24.5)%	$190,501	$253,719	(24.9)%
Energy Systems & Controls	52,464	75,172	(30.2)	164,123	223,720	(26.6)
Scientific & Industrial Imaging	44,169	51,457	(14.2)	132,385	154,135	(14.1)
RF Technology	86,827	99,916	(13.1)%	264,717	258,906	2.2
Total	$245,520	$308,760	(20.5)%	$751,726	$890,480	(15.6)%
Operating profit*:
Industrial Technology	$30,547	$43,767	(30.2)%	$91,614	$136,627	(32.9)%
Energy Systems & Controls	19,214	32,541	(41.0)	59,926	96,359	(37.8)
Scientific & Industrial Imaging	14,818	18,746	(21.0)	43,300	54,091	(19.9)
RF Technology	38,918	50,191	(22.5)	115,724	119,902	(3.5)
Total	$103,497	$145,245	(28.7)%	$310,564	$406,979	(23.7)%
Long-lived assets:
Industrial Technology	$44,522	$44,316	0.5%
Energy Systems & Controls	23,191	27,351	(15.2)
Scientific & Industrial Imaging	25,805	26,557	(2.8)
RF Technology	32,406	36,506	(11.2)
Total	$125,924	$134,730	(6.5)%

*Segment operating profit is calculated as operating profit before unallocated corporate general and administrative expenses. These expenses were $11,625 and $12,946 for the three months ended September 30, 2009 and 2008, respectively, and $35,936 and $39,873 for the nine months ended September 30, 2009 and 2008, respectively.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 2, 2009 with the SEC, as supplemented by our Current Report on Form 8-K filed on May 15, 2009 to retrospectively adopt accounting guidance related to the treatment of certain convertible debt instruments, and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products including, in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The return and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2009, our allowance for doubtful accounts receivable, sales returns and sales credits was $11.5 million, or 3.4% of total gross accounts receivable as compared to 3.2% at December 31, 2008.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2009, inventory reserves for excess and obsolete inventory were $29.1 million, or 14.3% of gross inventory cost, as compared to $30.1 million, or 13.9% of gross inventory cost at December 31, 2008.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2009, the accrual for future warranty obligations was $7.3 million or 0.4% of annualized third quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first nine months of 2009, we recognized $111.7 million of net sales using this method. In addition, approximately $143.1 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2009. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

The evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed annually. We perform this analysis during our fourth quarter.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 27.3%, which was lower than the prior year third quarter rate of 34.7%, due primarily to the release of reserves related to uncertain tax provisions and certain foreign tax planning initiatives.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.  Results of operations for the three and nine month periods ended September 30, 2008 have been adjusted to reflect the retrospective adoption of accounting guidance related to the treatment of certain convertible debt instruments - see Note 2 of the notes to the Condensed Consolidated Financial Statements.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales
Industrial Technology	$130,538	$169,065	$397,730	$525,929
Energy Systems & Controls	102,988	137,535	314,997	410,638
Scientific & Industrial Imaging	78,934	94,610	238,914	282,206
RF Technology	173,216	191,890	544,389	511,736
Total	$485,676	$593,100	$1,496,030	$1,730,509
Gross profit:
Industrial Technology	47.5%	48.6%	47.9%	48.2%
Energy Systems & Controls	50.9	54.7	52.1	54.5
Scientific & Industrial Imaging	56.0	54.4	55.4	54.6
RF Technology	50.1	52.1	48.6	50.6
Total	50.6	52.1	50.2	51.5
Selling, general & administrative expenses:
Industrial Technology	24.1%	22.7%	24.9%	22.3%
Energy Systems & Controls	32.3	31.0	33.1	31.0
Scientific & Industrial Imaging	37.2	34.6	37.3	35.5
RF Technology	27.7	25.9	27.4	27.2
Total	29.2	27.6	29.5	27.9
Segment operating profit:
Industrial Technology	23.4%	25.9%	23.0%	26.0%
Energy Systems & Controls	18.7	23.7	19.0	23.5
Scientific & Industrial Imaging	18.8	19.8	18.1	19.2
RF Technology	22.5	26.2	21.3	23.4
Total	21.3	24.5	20.8	23.5

Corporate administrative expenses	(2.4)	(2.2)	(2.4)	(2.3)
	18.9	22.3	18.4	21.2
Interest expense	(3.0)	(2.7)	(2.8)	(2.4)
Other expense	-	(0.5)	0.2	(0.1)
Earnings before income taxes	16.0	19.1	15.8	18.7
Income taxes	(4.4)	(6.6)	(4.6)	(6.5)
Net earnings	11.6%	12.5%	11.2%	12.2%

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net sales for the quarter ended September 30, 2009 were $485.7 million as compared to $593.1 million in the prior year quarter, a decrease of 18%. Our third quarter 2009 results included a net $11.8 million, or a 2% increase, in sales from 2008 acquisitions and 2009 divestitures.  We experienced a 19% decline in organic sales and a negative 1% impact from foreign currency.

In our Industrial Technology segment, net sales were down 22.8% to $130.5 million in the third quarter of 2009 as compared to $169.1 million in the third quarter of 2008.  The decrease was broad-based across all of our companies in this segment due primarily to the weak global economy. Gross margins were 47.5% for the third quarter of 2009 as compared to 48.6% in the third quarter of 2008. The decrease was the result of negative operating leverage on lower sales volume and $0.5 million in severance and related costs in the current year quarter.  SG&A expenses as a percentage of net sales were 24.1%, up from 22.7% in the prior year quarter due to negative operating leverage from lower sales and the inclusion of approximately $0.4 million in severance and related costs. The resulting operating profit margins were 23.4% in the third quarter of 2009 as compared to 25.9% in the third quarter of 2008.

Net sales in our Energy Systems & Controls segment decreased by 25.1% to $103.0 million during the third quarter of 2009 compared to $137.5 million in the third quarter of 2008. The decrease was broad-based across all of our Energy Systems & Controls businesses, due to the weak global economy and its impact on our end markets, and included a negative 2.1% impact from foreign currency. Gross margins were 50.9% in the third quarter of 2009 compared to 54.7% in the third quarter of 2008 due to negative operating leverage on lower sales volume and $0.8 million in severance and related costs in the current year quarter.  SG&A expenses as a percentage of net sales increased to 32.3% as compared to 31.0% in the prior year quarter due in part to $0.5 million of severance and related costs in the current year quarter. Operating margins were 18.7% in the third quarter of 2009 as compared to 23.7% in the third quarter of 2008.

Net sales in our Scientific & Industrial Imaging segment decreased by 16.6% to $78.9 million during the third quarter of 2009 compared to $94.6 million in the third quarter of 2008.  The decrease was due to lower shipments to research and imaging markets and relatively flat sales in our medical business over the prior year period. Gross margins increased to 56.0% in the third quarter of 2009 from 54.4% in the third quarter of 2008 due to favorable product mix and lower costs. SG&A as a percentage of net sales increased to 37.2% in the third quarter of 2009 as compared to 34.6% in the third quarter of 2008 due to negative operating leverage from lower sales. As a result, operating margins were 18.8% in the third quarter of 2009 as compared to 19.8% in the third quarter of 2008.

In our RF Technology segment, net sales decreased 9.7% to $173.2 million compared to $191.9 million in the third quarter of 2008. Acquisitions accounted for $11.8 million in increased sales for 2009. Organic sales were down 16.7% due primarily to lower hardware and tag sales and the completion of transportation projects.  Gross margins were 50.1% as compared to 52.1% in the prior year quarter, due to negative operating leverage from lower sales, and an unfavorable product mix due to higher service revenue and lower hardware shipments in transportation end markets. SG&A as a percentage of sales in the third quarter of 2009 increased to 27.7%, compared to 25.9% in the prior year third quarter.  Operating profit margins decreased to 22.5% in 2009 as compared to 26.2% in 2008.

Corporate expenses decreased by 10.2% to $11.6 million in the third quarter of 2009 as compared to $12.9 million in the third quarter of 2008, and increased slightly as a percentage of sales over the prior year quarter.

Interest expense of $14.4 million for the third quarter of 2009 was $1.7 million lower as compared to $16.1 million in the third quarter of 2008.  The decrease was due to lower average debt balances throughout the third quarter of 2009 and $1.8 million in amortization of debt discount in the third quarter of 2008 that was fully amortized in the first quarter of 2009, offset partially by higher interest rates over the prior year related to the addition of our fixed rate 6.25% senior notes due 2019 in the current quarter, as well as a reduction in interest income due to lower interest rates on cash balances in the current year quarter.

Other income was $0.1 million in the third quarter of 2009 as compared to other expense of $2.8 million in the prior year period, due primarily to debt extinguishment charges of $3.1 million in the prior year quarter compared to $0.4 million in 2009.

Income taxes were 27.3% of pretax earnings in the current quarter as compared to 34.7% in the third quarter of 2008, due primarily to the release of reserves related to uncertain tax provisions and certain foreign tax planning initiatives.

At September 30, 2009, the functional currencies of our European and Canadian subsidiaries were weaker against the dollar as compared to September 30, 2008 and stronger as compared to December 31, 2008.  The currency changes resulted in an increase of $18.6 million in the foreign exchange component of comprehensive earnings for the quarter. Approximately $10 million of the total adjustment is related to goodwill and is not expected to affect our expected future cash flows. Operating income in the third quarter of 2009 decreased by less than 1% due to the strengthening of the U.S. dollar as compared to a year ago.

Net orders were $498.9 million for the quarter, 14.1% lower than the third quarter 2008 net order intake of $580.6 million. Approximately $22 million of the change from the prior year quarter order intake was due to the net of 2008 acquisitions and 2009 divestitures. We experienced lower orders in many of our businesses in the third quarter of 2009 due to the worldwide economic downturn and its effects on our end markets.  In addition, we experienced delays in a large transportation project which was subsequently awarded in October 2009. Overall, our order backlog at September 30, 2009 was down 10.2% as compared to September 30, 2008.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30
	2009	2008	2009	2008
Industrial Technology	$125,776	$163,442	$53,446	$81,169
Energy Systems & Controls	104,593	134,970	68,515	86,148
Scientific & Industrial Imaging	84,329	102,933	75,780	81,859
RF Technology	184,243	179,274	356,477	368,298
	$498,941	$580,619	$554,218	$617,474

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Net sales for the nine months ended September 30, 2009 were $1.5 billion as compared to $1.7 billion in the prior year nine month period, a decrease of 13.5%. The decrease is comprised of a negative 2.3% impact from foreign currency, an increase of 4.0% from acquisitions and a decline of 15.3% in organic sales, due primarily to weak global economic conditions.

In order to mitigate the effects of the weakened global economy on our financial results, we committed to certain severance and related cost-control actions during the nine month period ending September 30, 2009.  The cost of these actions during the first nine months of 2009 totaled $10 million, $4 million of which was recorded as cost of goods sold and the remaining $6 million as SG&A expense.  As of September 30, 2009, $7 million in cash payments have been made, with the remaining $3 million reported as accrued liabilities.  We expect that the remainder of the severance and related cost-control actions and related payments will be substantially completed within the next twelve months.  The impact of these costs on our business segments is included in our segment discussions.

In our Industrial Technology segment, net sales were down 24.4% to $397.7 million in the first nine months of 2009 as compared to $525.9 million in the first nine months of 2008.  The decrease was due to a generally weak economy, fewer projects for automatic meter reading (“AMR”) deployment at Neptune and the slowdown or temporary shutdowns of many customer manufacturing facilities which impacted our materials testing business, offset in part by delivery of several large projects in our reciprocating pump business.  Gross margins were 47.9% for the first nine months of 2009 as compared to 48.2% for the first nine months of 2008 due to the non-recurrence of a warranty charge at Neptune in the prior year offset by negative operating leverage from lower sales volume and $1.4 million in expenses for severance and related cost-control actions.  SG&A expenses as a percentage of net sales were 24.9%, up from 22.3% in the prior year nine month period due to negative operating leverage from lower sales and approximately $2.9 million in expense for severance and related cost-control actions in the current year. The resulting operating profit margins were 23.0% in the first nine months of 2009 as compared to 26.0% in the first nine months of 2008.

Net sales in our Energy Systems & Controls segment decreased by 23.3% to $315.0 million during the first nine months of 2009 compared to $410.6 million in the first nine months of 2008.  The decrease in sales was due to broad-based weakness across the segment which led to reduced demand for our instruments and sensors sold into these markets and a negative 4.0% impact from foreign currency.  Gross margins were 52.1% in the first nine months of 2009 compared to 54.5% in the first nine months of 2008 due to negative operating leverage on lower sales volume, and $1.5 million of expenses related to severance and related cost-control actions. SG&A expenses as a percentage of net sales were 33.1% as compared to 31.0% in the prior year nine month period due to negative operating leverage from lower sales volume and $2.3 million of expense for severance and related cost-control actions. Operating margins were 19.0% in the first nine months of 2009 as compared to 23.5% in first nine months of 2008.

In our Scientific & Industrial Imaging segment net sales decreased 15.3% to $238.9 million in the first nine months of 2009 as compared to $282.2 million in the first nine months of 2008 due to lower shipments to research and imaging markets as well as a negative 3.1% foreign exchange impact. Gross margins increased to 55.4% in the first nine months of 2009 from 54.6% in the first nine months of 2008 due to favorable product mix and lower costs. SG&A as a percentage of net sales increased to 37.3% in the nine month period ended September 30, 2009 as compared to 35.5% in the prior year period due to negative operating leverage on lower sales. Operating margins were 18.1% in the first nine months of 2009 compared to 19.2% in the first nine months of 2008, and were reduced by $1.5 million of expense in the current year due to severance and related cost-control actions.

In our RF Technology segment, net sales were $544.4 million compared to $511.7 million in the first nine months of 2008, an increase of 6.4%. Acquisitions, net of divestitures, accounted for approximately 13% of the increase, offset by a 6% decline in organic sales and a negative 1% foreign exchange impact. Gross margins were 48.6% as compared to 50.6% in the prior year nine month period due to product mix in our transportation businesses.  SG&A as a percentage of sales in the first nine months of 2009 was 27.4%, relatively flat from 27.2% in the prior year.  Operating profit margins were 21.3% in 2009 as compared to 23.4% in 2008, and was reduced by $0.8 million of expense in the current year due to severance and related cost-control actions.

Corporate expenses decreased by $3.9 million to $35.9 million in the first nine months of 2009 as compared to $39.9 million in the first nine months of 2008, due primarily to lower equity compensation costs in the current year and increased slightly as a percentage of sales over the prior year.

Interest expense of $41.7 million for the nine month period ended September 30, 2009 was $0.4 million lower as compared to $42.1 million in the first nine months of 2008. The components of the change are slightly higher average debt balances and higher average interest rates on those balances in the current year, amortization of debt discount of $0.3 million in the current year compared to $5.3 million in the prior year, and lower interest income earned on cash balances due to lower LIBOR interest rates in the current year.  Our average interest balances are higher in the current year due to our senior notes with fixed rates of 6.25%-6.625%.

Income taxes were 29.0% of pretax earnings in the first nine months of 2009 as compared to 34.7% in the first nine months of 2008, due primarily to certain foreign tax planning initiatives, our decision to permanently reinvest prior earnings in certain foreign jurisdictions, the release of reserves related to uncertain tax provisions and an approximately $1.8 million discrete benefit related to the resolution of a tax item in a foreign jurisdiction.

Financial Condition, Liquidity and Capital Resources

In September 2009, we completed a public offering of $500 million aggregate principal amount of 6.25% senior unsecured notes due September 2019.  The notes were issued at 99.978% of their principal amount.  The net proceeds were used to pay off our $350 million term loan due July 2010 and the outstanding revolver balance under our $1.1 billion credit facility. We recorded a $0.4 million non-cash debt extinguishment charge related to the early payment of the term loan portion of the facility.

The notes bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2010.

We may redeem some of all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The notes are unsecured senior obligations of the Company and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.  The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

Selected cash flows for the three and nine month periods ended September 30, 2009 and 2008 are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash provided by/(used in):
Operating activities	$86.9	$138.2	$247.8	$305.5
Investing activities	(7.4)	(310.5)	(13.0)	(726.8)
Financing activities	(48.7)	187.6	(166.5)	271.3

Operating activities - Net cash provided by operating activities in the third quarter of 2009 decreased by 37.1% to as compared to the third quarter of 2008 due to lower net income, timing of interest payments on our debt and lower accrued compensation. Net cash provided by operating activities for the nine months ended September 30, 2009 decreased by 19% from the prior year period due to higher tax payments, lower accrued compensation and lower income partially offset by improved receivables collection.

Investing activities - Cash used in investing activities was primarily capital expenditures in the third quarter of 2009, and primarily business acquisitions in the prior year quarter.  Cash used by investing activities in the nine months ended September 30, 2009 was primarily capital expenditures, offset partially by proceeds from dispositions, and primarily business acquisitions in the prior year nine month period.

Financing activities - Cash used in financing activities in the third quarter of 2009 was for the paydown of our term note and revolver payments, offset partially by the proceeds from our 6.25% senior notes in September 2009.  Cash provided by financing activities in the third quarter of 2008 was from the proceeds of our $1.1 billion credit facility and 6.625% senior notes due 2013 issued in August 2008, offset in part by the repayment of our previous credit facility.  Other financing activities in the nine month periods ended September 30, 2009 and 2008 were primarily dividend payments offset partially by proceeds from stock option exercises.  Net debt payments in the nine months ended September 30, 2009 were $145.2 million as compared to $285.3 million in the nine months ended September 30, 2008.

Total debt at September 30, 2009 consisted of the following (in thousands):

$350 million term loan	$-
$750 million revolving credit facility	-
6.625% senior notes due 2013	500,000
6.25% senior notes due 2019	500,000
Senior subordinated convertible Notes	117,613
Other	6,596
Total debt	1,124,209
Less current portion	119,852
Long-term debt	$1,004,357

Our principal $1.1 billion credit facility, senior notes and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the $1.1 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2009, there were no outstanding borrowings under the credit facility.  At September 30, 2009, we had $6.6 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $53 million of outstanding letters of credit. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2009.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $325.3 million at September 30, 2009 compared to $294.9 million at December 31, 2008, reflecting increases in working capital due primarily to the timing of the payment of accrued liabilities related to income taxes, interest and compensation offset by improved receivables collections. Total debt decreased to $1.12 billion at September 30, 2009 compared to $1.27 billion at December 31, 2008 due to the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table (dollar amounts in thousands):

	September 30, 2009	December 31, 2008
Total Debt	$1,124,209	$1,267,215
Cash	(256,024)	(178,069)
Net Debt	868,185	1,089,146
Stockholders’ Equity	2,222,475	2,003,934
Total Net Capital	$3,090,660	$3,093,080

Net Debt / Total Net Capital	28.1%	35.2%

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $18.7 million and $20.8 million were incurred during the nine months ended September 30, 2009 and 2008 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

At September 30, 2009, we had $1.1 billion of fixed rate borrowings. Our $500 million senior notes due 2013 have a fixed interest rate of 6.625%, our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At September 30, 2009, the prevailing market rates for similarly rated long term notes were 0.1% to 0.5% lower than the fixed rates on our senior notes.  At September 30, 2009, we had no outstanding variable-rate borrowings under the $1.1 billion credit facility.

In October 2009, we entered into three variable interest rate swap agreements totaling $500 million that expire August 2013, effectively converting our $500 million senior notes due 2013 into variable rate debt.  The variable interest rate is calculated on a weighted-average spread of 4.377% plus the three-month London Interbank Offered Rate (“LIBOR”). These agreements are intended to rebalance our ratio of variable to fixed rate debt.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 23.2% of our total third quarter sales and 68.2% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most currencies during the third quarter of 2009 versus December 31, 2008. The difference between operating income in the current quarter for these companies translated into U.S. dollars at exchange rates experienced during the third quarter of 2009 versus exchange rates experienced during the third quarter of 2008 was not material and resulted in decreased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the third quarter of 2009 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1 million.

The changes in these currency exchange rates relative to the U.S. dollar during the first nine months of 2009 compared to currency exchange rates at December 31, 2008 resulted in an increase in net assets of $43.8 million that was reported as a component of comprehensive earnings, $25.9 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 2, 2009
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	November 2, 2009
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 2, 2009
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.