Form 10-K
period 2009-12-31
ROPER INDUSTRIES INC
filed 2010-02-26
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes  ☑ No

Based on the closing sale price on the New York Stock Exchange on June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $4,244,822,629.

Number of shares of Registrant’s Common Stock outstanding as of February 19, 2010: 93,684,013.
----------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 2, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Information About Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

•	general economic conditions;
•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors’ and officers’ liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, raw materials, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial intangible assets;
•	our ability to successfully develop new products;
•	failure to protect our intellectual property;
•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
•	the factors discussed in Item 1A to this Annual Report under the heading “Risk Factors.”

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

PART I

ITEM 1.	BUSINESS

Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, medical, water, energy, research, education, security and other niche markets.

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

Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets - We maintain a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products, the applications expertise used to create our advanced products and systems, and our distribution and service capabilities. Our operating units grow their businesses through new product development and development of new applications and services for existing products to satisfy customer needs. In addition, our operating units grow our customer base by expanding our distribution, selling other products through our existing channels and entering adjacent markets.

Diversified End Markets and Geographic Reach - Over the past decade, we have strategically expanded the number of end markets we serve to increase revenue and business stability and expand our opportunities for growth. We have a global presence, with sales of products manufactured and exported from the United States (“U.S.”) and manufactured abroad and sold to customers outside the U.S. totaling $791 million in 2009.  Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $83.4 million in 2009 as compared to $87.4 and $67.9 million in 2008 and 2007, respectively. Research and development expense as a percentage of sales increased to 4.1% in 2009 from 3.8% in 2008. The percentage increase is due to maintaining critical research and development spending for new product development even during the economic downturn experienced in 2009.

Our Business Segments

Our operations are reported in four market-focused segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Scientific and Industrial Imaging, Energy Systems and Controls, Industrial Technology and RF Technology. Financial information about our business segments is presented in Note 14 of the notes to Consolidated Financial Statements.

Scientific and Industrial Imaging

Our Scientific and Industrial Imaging segment principally offers high performance digital imaging products and software, patient positioning products and software in medical applications and handheld and vehicle mount computers and software. These products and solutions are provided through six U.S-based and one Canadian-based operating units. For 2009, this segment had net sales of $354.8 million, representing 17.3% of our total net sales.

Digital Imaging Products and Software - We manufacture and sell extremely sensitive, high-performance charged couple device (“CCD”) and complementary metal oxide semiconductor (“CMOS”) cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, security, automotive, and other end-user markets such as biological and material science. They are frequently incorporated into products by original equipment manufacturers (“OEMs”).

Medical Products and Software - We manufacture and sell patient positioning devices, image-guided therapy software and supply diagnostic and therapeutic disposable products used in conjunction with ultrasound imaging for minimally invasive medical procedures.  We also design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.

Handheld and Vehicle Mount Computers and Software - We manufacture and sell fully rugged handheld and vehicle mount computers for utility, principally water management, and non-utility markets and we develop and sell software to assist in utility meter reading and service order management.

Backlog - Our Scientific and Industrial Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEM and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $73.7 million at December 31, 2009, as compared to $80.0 million at December 31, 2008.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration and other non-destructive inspection and measurement products and solutions, which are provided through six U.S.-based operating units. For 2009, this segment had net sales of $440.9 million, representing 21.5% of our total net sales.

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

Backlog - The Energy Systems and Controls operating units’ sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $70.9 million at December 31, 2009 compared to $85.0 million at December 31, 2008.

Distribution and Sales - Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors in both the U.S. and various other countries.

Industrial Technology

Our Industrial Technology segment produces industrial pumps, equipment and consumables for materials analysis, industrial leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading (“AMR”) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2009, this segment had net sales of $536.2 million, representing 26.2% of our total net sales.

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

Backlog - The Industrial Technology operating units’ sales reflect a combination of standard products and specially engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain OEMs may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $52.1 million at December 31, 2009, as compared to $59.1 million at December 31, 2008.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

RF Technology

Our RF Technology segment provides radio frequency identification (“RFID”)  and other communication related technology and software solutions that are used primarily in comprehensive toll and traffic systems and processing, security and access control, campus card systems, freight matching, mobile asset tracking, water sub-metering and remote monitoring applications. These products and solutions are provided through six U.S.-based and one European-based operating units. This segment had sales of $717.8 million for the year ended December 31, 2009, representing 35.0% of our total net sales.

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

Backlog - The RF Technology operating units’ sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $368.8 million at December 31, 2009 compared to $365.7 million at December 31, 2008.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

Materials and Suppliers

We believe that most materials and supplies we use are readily available from numerous sources and suppliers throughout the world. However, some of our components and sub-assemblies are currently available from a limited number of suppliers. Some high-performance components for digital imaging products can be in short supply and/or suppliers have occasional difficulty manufacturing such components to our specifications. We regularly investigate and identify alternative sources where possible, and we believe that these conditions equally affect our competitors. Thus far, supply shortages have not had a material adverse effect on Roper’s sales although delays in shipments have occurred following such supply interruptions.

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

Customers

No customer accounted for 10% or more of net sales for 2009 for any segment or for Roper as a whole.

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

Employees

As of December 31, 2009, we had approximately 7,650 total employees, with approximately 5,650 located in the United States. Approximately 170 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding Roper’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, Roper filed with the New York Stock Exchange (the “NYSE”) the Chief Executive Officer certification regarding Roper’s compliance with the NYSE’s Corporate Governance Listing Standards (the “Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards. The certification was filed with the NYSE on June 15, 2009 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

ITEM 1A.                      RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2009, we had $1.15 billion in total consolidated indebtedness. In addition, we had $661 million undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity. Subject to certain restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions.

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

Our credit facility contains financial covenants requiring us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to meet the financial covenants or requirements in our credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions contained in our facility could result in an event of default under this facility, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our credit facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under this facility or our other indebtedness.

Unfavorable changes in foreign exchange rates may significantly harm our business.

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds and Danish krone. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 23% of our total net sales for the year ended December 31, 2009 compared to 24% for the year ended December 31, 2008. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings. At present, we do not hedge against foreign currency risks.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for approximately 15% and 16% of our net sales for the years ended December 31, 2009 and December 31, 2008, respectively. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:
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

The occurrence of any of these events could reduce the foreign demand for our products or could limit our ability to export our products and, therefore, could have a material negative effect on our future sales and earnings.

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

As of and for the year ended December 31, 2009, approximately 23% of our net sales and 19% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacturing and distribution of our products. In addition, certain of our products are used in potentially hazardous environments. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. We also maintain other insurance policies, including directors’ and officers’ liability insurance. Our insurance costs increased in recent periods and may continue to increase in the future. We believe that we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs could have an adverse impact on our operating results.

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

Changes in the supply of, or price for, raw materials, parts and components used in our products could affect our business.

The availability and prices of raw materials, parts and components are subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Some high-performance components for digital imaging products may be in short supply and/or suppliers may have occasional difficulty manufacturing these components to meet our specifications. In addition, some of our products are provided by sole source suppliers. Any change in the supply of, or price for, these parts and components, as well as any increases in commodity prices, particularly copper, could affect our business, financial condition and results of operations.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2009, goodwill totaled $2.39 billion compared to $2.42 billion of stockholders’ equity, which was 55% of our total assets of $4.33 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding Roper’s periodic or current reports within the last 180 days prior to December 31, 2009.

ITEM 2.                      PROPERTIES

Roper’s corporate offices, consisting of 22,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 110 principal locations around the world to support our operations, of which 55 are manufacturing facilities, and the remaining 55 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe that we have sufficient plant capacity to meet our current and anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2009.

Segment	Region	Office	Office & Manufacturing
		Leased	Leased	Owned
Industrial Technology		(amounts in thousands of square feet)
	US	42	231	579
	Canada	36	-	-
	Europe	39	88	485
	Asia	9	-	-
	Mexico	-	60	-
Energy Systems & Controls
	US	-	292	-
	Canada	-	43	-
	Europe	13	37	128
	Asia	6	46	34
Scientific & Industrial Imaging
	US	192	212	127
	Canada	-	93	-
	Europe	6	21	-
RF Technology
	US	692	142	-
	Canada	11	-	-
	Europe	-	3	16

ITEM 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to a vote of our security-holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2009 and 2008 quarters.

		High	Low	Cash Dividends Declared
2009	4th Quarter	$ 55.04	$ 47.50	$ 0.0950
	3rd Quarter	53.05	42.27	0.0825
	2nd Quarter	47.99	41.03	0.0825
	1st Quarter	45.73	36.96	0.0825

2008	4th Quarter	$ 54.66	$ 35.19	$ 0.0825
	3rd Quarter	65.49	54.75	0.0725
	2nd Quarter	67.70	59.39	0.0725
	1st Quarter	61.01	50.05	0.0725

Based on information available to us and our transfer agent, we believe that as of February 19, 2010 there were 295 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2009, our Board of Directors increased the quarterly dividend paid January 29, 2010 to $0.0950 per share from $0.0825 per share, an increase of 15.2%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2009, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2009, the cumulative total stockholder return for the Company’s common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s 500 Industrials Index (the “S&P 500 Industrials”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the common stock of the Company, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Roper Industries, Inc.	100.00	130.54	166.87	208.67	145.63	177.00
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Industrials	100.00	102.33	115.93	129.87	78.02	94.35

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

	Years ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
Operations data:
Net sales	$2,049,668	$2,306,371	$2,102,049	$1,700,734	$1,453,731
Gross profit	1,043,138	1,188,288	1,058,395	861,325	726,407
Income from operations	395,396	486,161	438,354	337,653	264,899
Net earnings	239,481	281,874	245,705	189,285	149,407

Per share data:
Basic earnings per share	$2.64	$3.15	$2.78	$2.18	$1.75
Diluted earnings per share	2.58	3.01	2.64	2.08	1.70

Dividends declared	0.34	0.30	0.27	0.24	0.22

Balance sheet data:
Working capital(6)	$392,734	$239,400	$291,047	$53,946	$12,895
Total assets	4,327,736	3,971,538	3,453,184	2,995,359	2,522,306
Long-term debt, less current portion	1,040,962	1,033,689	727,489	726,881	620,958
Stockholders’ equity	2,421,490	2,003,934	1,794,643	1,496,004	1,262,992

(1)	Includes results from the acquisitions of United Toll Systems, LLC. from October 30, 2009 and Verathon, Inc. from December 3, 2009.
(2)
Includes results from the acquisitions of CBORD Holdings Corp. from February 20, 2008, Chalwyn Ltd. from June 18, 2008, Getloaded.com, LLC from July 17, 2008, Horizon Software Holdings, Inc. from August 27, 2008 and Technolog Holdings Ltd. from September 10, 2008.

(3)
Includes results from the acquisitions of JLT Mobile Computers, Inc. from February 21, 2007, DJ Instruments from February 28, 2007, Roda Deaco Valve, Ltd. from March 22, 2007, Dynamic Instruments, Inc. from June 21, 2007, and Black Diamond Advanced Technology, LLC from September 24, 2007.

(4)
Includes results from the acquisitions of Sinmed Holding International BV from April 5, 2006, Intellitrans, LLC from April 26, 2006, Lumenera Corporation from July 25, 2006, AC Analytic Controls BV from August 8, 2006 and Dynisco Parent, Inc. from November 30, 2006.

(5)	Includes results from the acquisitions of Inovonics Corporation from February 25, 2005, CIVCO Holding, Inc. from June 17, 2005 and MEDTEC, Inc. from November 30, 2005.
(6)
Includes our 3.75% senior subordinated convertible notes, net of debt discount, required to be classified as short-term debt, based upon the triggering of the conversion feature of the notes due to increases in the trading price of the Company’s stock.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in this Annual Report.

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency products and services. We market these products and services to selected segments of a broad range of markets including RF applications, medical, water, energy, research, education, security and other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On October 30, 2009, we purchased the assets of United Toll Systems, LLC (“UTS”), which provides software and in-lane hardware systems for toll and traffic markets. On December 3, 2009, we purchased Verathon, Inc., (“Verathon”) a leading global provider of proprietary medical devices and services.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, (“GAAP”). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2009 included in this Annual Report.

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

The development of accounting estimates is the responsibility of our management. Our management discusses those areas that require significant judgments with the audit committee of our Board of Directors. The audit committee has reviewed all financial disclosures in our annual filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively or through a cumulative catch up adjustment.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2009, our allowance for doubtful accounts receivable was $9.4 million and our allowance for sales returns and sales credits was $1.8 million, for a total of $11.2 million, or 2.8% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2009 is $1.5 million lower than at December 31, 2008 and is unchanged as a percent of sales.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At December 31, 2009, inventory reserves for excess and obsolete inventory were $29.0 million, or 14.0% of gross inventory cost, as compared to $30.1 million, or 13.9% of gross inventory cost, at December 31, 2008. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of our obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2009, 2008, and 2007.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2009, we recognized revenue of approximately $142.5 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $127.9 million and $135.5 million of revenue was recognized using this method during the years ended December 31, 2008 and December 31, 2007, respectively. At December 31, 2009, approximately $148.1 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2009, our effective income tax rate was 29.5%, which was lower than the 2008 rate of 34.3%, due to certain foreign tax planning initiatives, our decision to permanently reinvest prior earnings in certain foreign jurisdictions, the release of reserves related to uncertain tax provisions and an approximately $1.8 million discrete benefit related to the resolution of a tax item in a foreign jurisdiction.

We account for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment using a two-step method on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 24 different business components with individual amounts ranging from zero to approximately $535 million. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment using a one-step fair value based approach. We conduct these reviews for all of our reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2009.

Results of Operations

The following table sets forth selected information for the years indicated.  Dollar amounts are in thousands and percentages are of net sales.

	Years ended December 31,
	2009	2008	2007
Net sales
Industrial Technology	$536,219	$687,622	$644,436
Energy Systems and Controls(1)	440,919	548,214	516,420
Scientific and Industrial Imaging(2)	354,776	375,542	376,163
RF Technology(3)	717,754	694,993	565,030
Total	$2,049,668	$2,306,371	$2,102,049

Gross profit:
Industrial Technology	47.6%	48.5%	48.2%
Energy Systems and Controls	53.1	53.8	53.6
Scientific and Industrial Imaging	56.5	55.0	54.9
RF Technology	49.3	50.8	46.8
Total	50.9	51.5	50.4

Operating profit:
Industrial Technology	23.1%	25.9%	25.6%
Energy Systems and Controls	21.0	23.1	24.5
Scientific and Industrial Imaging	20.9	19.9	19.5
RF Technology	21.5	23.0	20.7
Total	21.7	23.4	22.9

Corporate administrative expenses	(2.4)%	(2.3)%	(2.0)%
Income from continuing operations	19.3	21.1	20.9
Interest expense	(2.9)	(2.6)	(2.9)
Loss on extinguishment of debt	-	(0.1)	-
Other income/(expense)	0.2	0.2	(0.1)
Income from continuing operations before taxes	16.6	18.6	17.9
Income taxes	(4.9)	(6.4)	(6.2)

Net earnings	11.7%	12.2%	11.7%

(1)
Includes results from the acquisitions of Tech-Pro from March 20, 2008, Chalwyn from June 18, 2008, DJ Instruments from February 28, 2007, Roda Deaco from March 22, 2007, Dynamic Instruments from June 21, 2007, AC Controls from August 8, 2006 and Dynisco from November 30, 2006.

(2)	Includes results from the acquisitions of Verathon from December 3, 2009 and JLT from February 21, 2007.
(3)
Includes results from the acquisitions of UTS from October 30, 2009, CBORD from February 20, 2008, Getloaded from July 17, 2008, Horizon from August 27, 2008, Technolog from September 10, 2008, and Black Diamond from September 24, 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales for the year ended December 31, 2009 were $2.05 billion as compared to sales of $2.31 billion for the year ended December 31, 2008, a decrease of 11.1%. This decrease was the result of the worldwide economic slump experienced throughout 2009. Our 2009 results included a full year of sales from our 2008 acquisitions of CBORD, Tech-Pro, Chalwyn, Getloaded, Horizon and Technolog.  These results also included two months from UTS and one month from Verathon. Net sales of these acquisitions accounted for approximately $79 million of additional sales in 2009 over 2008 that was offset by a decrease in sales of our other business of $335 million, or 15%, which includes negative organic growth of 14% and a 1% negative foreign exchange impact.

In order to mitigate the effects of the weakened global economy on our financial results, we committed to certain severance and related cost-control actions during the year ended December 31, 2009.  The cost of these actions totaled $12.4 million, $4.1 million of which was recorded as cost of goods sold and the remaining $8.3 million as selling, general and administrative (“SG&A”) expense.  As of December 31, 2009, $11.1 million in cash payments have been made, with the remaining $1.3 million reported as accrued liabilities, which are expected to be paid in 2010.  We do not expect additional material severance and related cost control actions in 2010, although contingency plans are in place should the economy worsen. The impact of these costs on our business segment results is included below.

Our Scientific and Industrial Imaging segment reported a $20.8 million or 5.5% decrease in net sales for the year ended December 31, 2009 over the year ended December 31, 2008.  Organic sales decreased 7.3% due to lower shipments to research and imaging markets and the impact from foreign exchange was negative 1.6%.  These declines were slightly offset by one month of sales from Verathon.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2009 decreased by $107.3 million or 19.6% over the year ended December 31, 2008. We experienced negative internal growth of approximately $108.5 million or 19.9%, which includes a 2.2% negative foreign exchange impact.  The decrease in sales was due to broad-based weakness in the markets serviced by the segment which led to reduced demand for our instruments, valves and sensors sold into these markets.

Net sales for our Industrial Technology segment decreased by $151.4 million or 22.0% for the year ended December 31, 2009 over the year ended December 31, 2008. The decrease was due to a generally weak economy, fewer projects for automatic meter reading deployment at Neptune and the slowdown or temporary shutdowns of many customer manufacturing facilities which impacted our materials testing business.

In our RF Technology segment, net sales for the year ended December 31, 2009 increased by $22.8 million or 3.3% over the year ended December 31, 2008. Internal sales decreased 6.2% due to weakness in security markets and lower hardware and tag sales related to transportation projects.  Partial year results from the acquisition of UTS and full-year results of 2008 acquisitions added 9.3%.

Our overall gross profit percentage was 50.9% for the year ended December 31, 2009, as compared to 51.5% for the year ended December 31, 2008.  The $4.1 million in restructuring charges included in cost of goods sold represented 0.2% as a percentage of net sales in 2009, as our restructuring and other cost containment actions at the business unit level nearly offset the negative operating leverage on decreased sales. Our Industrial Technology and Energy Systems and Controls segments both experienced lower gross margins due to the decline in sales as a result of weakness in their end markets. Scientific and Industrial Imaging segments gross margins increased primarily due to favorable product mix, lower costs and favorable leverage due to a record fourth quarter sales performance. Our RF Technology segment gross margins were negatively impacted by an unfavorable product mix due to higher service revenue and lower hardware shipments in transportation end markets.

Selling, general and administrative expenses decreased $54.4 million to $647.7 million in 2009 as compared to $702.1 million in 2008, while increasing as a percentage of net sales to 31.6% for the year ended December 31, 2009 as compared to 30.4% for the year ended December 31, 2008. The change is primarily due to negative operating leverage on lower sales.  Included in the 2009 expense were restructuring costs of $8.3 million.

Interest expense decreased $2.3 million, or 3.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to the inclusion in 2008 of amortization of the debt discount on our convertible notes, which ceased on January 15, 2009.

Other income for the year ended December 31, 2009 was $2.9 million, which was primarily due to a pre-tax gain of $4.1 million related to the sale of certain assets of our satellite communications business, partially offset by a $0.4 million pre-tax debt extinguishment charge for the early repayment of our term loan and foreign exchange losses at our non-U.S. based companies.  Other income for the year ended December 31, 2008 was $3.5 million, primarily due to foreign exchange gains at our non-U.S. based companies, offset by a $3.1 million pre-tax debt extinguishment charge in the third quarter of 2008 related to the refinancing of our credit facility.

During 2009, our effective income tax rate was 29.5% versus 34.3% in 2008. This decrease was due primarily to certain foreign tax planning initiatives, our decision to permanently reinvest prior earnings in certain foreign jurisdictions, the release of reserves related to uncertain tax provisions and an approximately $1.8 million discrete benefit related to the resolution of a tax item in a foreign jurisdiction.

At December 31, 2009, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2008. The net result of these changes led to an increase in the foreign exchange component of comprehensive earnings of $42.4 million in the year ending December 31, 2009. Approximately $28.2 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2009, operating profit decreased by approximately 1% due to fluctuations in non-U.S. currencies.

The following table summarizes our net sales order information for the years ended December 31, 2009 and 2008 (dollar amounts in thousands).

	2009	2008	change
Industrial Technology	$528,208	$656,176	(19.5)%
Energy Systems and Controls	427,003	541,472	(21.1)
Scientific and Industrial Imaging	349,132	383,543	(9.0)
RF Technology	719,666	722,670	(0.4)
Total	$2,024,009	$2,303,861	(12.1)%

The decrease in sales orders is due to overwhelming weaknesses in world markets, however, sales order backlog as of December 31, 2009, only decreased by 4.1% as compared to December 31, 2008.  This was due primarily to a fourth quarter order increase in our Scientific and Industrial Imaging and RF Technology segments.

The following table summarizes sales order backlog information at December 31, 2009 and 2008 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2009	2008	change
Industrial Technology	$52,079	$59,128	(11.9)%
Energy Systems and Controls	70,901	84,997	(16.6)
Scientific and Industrial Imaging	73,747	80,020	(7.8)
RF Technology	368,762	365,669	0.8
Total	$565,489	$589,814	(4.1)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales for the year ended December 31, 2008 were $2.31 billion as compared to sales of $2.10 billion for the year ended December 31, 2007, an increase of 9.7%. This increase was the result of sales from acquired companies and organic growth. Our 2008 results included a full year of sales from our 2007 acquisitions of JLT, DJ Instruments, Roda Deaco, Dynamic Instruments and Black Diamond. These results also included ten months of sales from CBORD, nine months from Tech-Pro, six months from Chalwyn, five months from Getloaded, four months from Horizon and three months from Technolog. Net sales of these acquisitions accounted for approximately $133 million of our 2008 net sales increase over 2007 and growth of our other business accounted for $71 million of the increase, or 3.4% which includes a 0.7% foreign exchange impact.

Our Scientific and Industrial Imaging segment reported a $0.6 million or 0.2% decrease in net sales for the year ended December 31, 2008 over the year ended December 31, 2007. The decrease was attributable to the year over year impact of the removal of the motion camera product line. Organic growth for 2008 was flat, as increased sales in our medical businesses were offset by slowing sales in our industrial camera businesses.  Foreign exchange added 0.7% to sales.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2008 increased by $31.8 million or 6.2% over the year ended December 31, 2007. Approximately $18 million of the increase was due to full year results from the 2007 acquisitions of DJ Instruments, Roda Deaco, and Dynamic Instruments, as well as partial year results from the 2008 acquisitions of Tech-Pro and Chalwyn. Internal growth was approximately $14 million or 2.8%, which includes 0.7% from foreign exchange.  Internal growth was led by strength in our protective technology and oil and gas pipeline controls businesses.

Net sales for our Industrial Technology segment increased by $43.2 million or 6.7% for the year ended December 31, 2008 over the year ended December 31, 2007. The increase was due to broad-based growth in all businesses in this segment, as well as 1.4% from foreign currency exchange.

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

Our overall gross profit percentage was 51.5% for the year ended December 31, 2008, as compared to 50.4% for the year ended December 31, 2007 due to operating leverage on increased sales. Our Industrial Technology, Energy Systems and Controls, and Scientific and Industrial Imaging segments gross margins were relatively unchanged in 2008 as compared to 2007. Our RF Technology segment gross margins increased to 50.8% in 2008 as compared to 46.8% in 2007, due to the favorable mix within existing businesses and higher gross margins in acquired businesses.

Selling, general and administrative expenses increased to 30.4% of net sales for the year ended December 31, 2008 from 29.5% of net sales for the year ended December 31, 2007. The increase is primarily due to the higher SG&A structure in our education market businesses within the RF Technology segment. In addition, corporate expenses increased due to higher equity compensation costs and the additional costs to the Company due to the increase in Roper’s stock price on the grant dates of stock awards.

Interest expense increased $2.0 million, or 3.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to higher average debt balances throughout 2008, offset by lower interest rates on our variable debt throughout the year.

The change in other income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to foreign exchange gains at our non-U.S. based companies as the U.S. dollar strengthened against most currencies in the fourth quarter of 2008. These foreign exchange gains were offset by a $3.1 million pre-tax debt restructuring charge in the third quarter of 2008 related to the refinancing of our credit facility.

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

The increase in sales orders is due to organic growth of 1.7%, foreign exchange of 0.7%, and the remainder from acquisitions. The Industrial Technology segment net orders strengthened in most markets over the prior year.  Net orders in the Energy Systems and Controls segment increased due to the 2007 and 2008 acquisitions.  Scientific and Industrial Imaging net orders increased due to strength in our medical business and camera sales into the security and teleconferencing application markets, offset by decreases in industrial cameras sales.  The RF Technology segment experienced strong order growth for projects in the tolling and traffic control businesses.

The following table summarizes sales order backlog information at December 31, 2008 and 2007 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2008	2007	change
Industrial Technology	$59,128	$93,076	(36.5)%
Energy Systems and Controls	84,997	93,102	(8.7)
Scientific and Industrial Imaging	80,020	74,834	6.9
RF Technology	365,669	271,305	34.8
Total	$589,814	$532,317	10.8%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	2009	2008	2007
Cash provided by/(used in):
Operating activities	$ 367.5	$ 434.4	$ 343.8
Investing activities	(374.2)	(739.3)	(142.4)
Financing activities	(13.6)	187.9	29.5

Operating activities - The decrease in cash provided by operating activities in 2009 was primarily due to lower earnings over the prior year and decreased liabilities offset partially by improved inventory management and receivables collection.

Investing activities - Cash used by investing activities during 2009, 2008, and 2007 were primarily business acquisitions.

Financing activities - Cash provided by financing activities during each of these years was primarily debt borrowings for acquisitions and in 2009 also included $121 million of proceeds from issuance of common stock, net of issuance costs.  Cash used by financing activities in all periods was primarily debt repayments.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $337.8 million at December 31, 2009 compared to $294.9 million at December 31, 2008. We acquired approximately $45.8 million of net current assets through business acquisitions during 2009.

Total debt was $1.2 billion at December 31, 2009 (32.3% of total capital) compared to $1.3 billion at December 31, 2008 (38.7% of total capital). Our decreased debt at December 31, 2009 compared to December 31, 2008 was due to the use of operating cash flows to repay debt related to 2008 acquisitions, as well a decrease in borrowings related to acquisitions in 2009 over the prior year.

Our senior unsecured credit facility originally consisted of a two year $350 million term loan and a five year $750 million revolving loan; however, the term loan portion was repaid in September 2009 and cannot be reborrowed.  The weighted average interest rate on the borrowings under the facility at December 31, 2009 was 1.52%. At December 31, 2009, our debt consisted of $111 million in senior subordinated convertible notes due in 2034, $500 million of senior notes due 2013, $500 million of senior notes due 2019, and $40 million outstanding under the revolving loan. In addition, we had $6.4 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses. The Company had $53.3 million of outstanding letters of credit at December 31, 2009, of which $49.2 million were covered by our lending group, thereby reducing its remaining revolving credit capacity commensurately. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2009.

Capital expenditures of $25.9 million, $30.0 million and $30.1 million were incurred during 2009, 2008, and 2007, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1% and 2% of annual net sales.

 Description of Certain Indebtedness

Senior Unsecured Credit Facility - On July 7, 2008, the Company entered into a senior unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The credit facility is composed of a five year $750 million revolving credit facility maturing July 7, 2013 and, as originally issued, a $350 million term loan facility originally maturing July 7, 2010.  The $350 million term loan was repaid early in September 2009. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350 million.

The credit facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

Senior Notes due 2019 - In September 2009, we completed a public offering of $500 million aggregate principal amount of 6.25% senior unsecured notes due September 2019.  Net proceeds of $496 million were used to pay off our $350 million term loan originally due July 2010 and the outstanding revolver balance under our credit facility. We recorded a $0.4 million non-cash debt extinguishment charge related to the early repayment of the term loan portion of the facility.

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

Senior Notes due 2013 - On August 6, 2008, we issued $500 million aggregate principal amount of 6.625% senior notes due August 15, 2013.  These notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the notes is subject to adjustment if either Moody’s Investors Service or Standard & Poor’s Ratings Services downgrades the rating assigned to the notes.

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

At December 31, 2009 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the three month London Interbank Offered Rate (“LIBOR”).  Due to the application of fair value hedge accounting for the swaps, the notes are shown in the balance sheet net of a $3.2 million fair value adjustment.

Senior Subordinated Convertible Notes - In December 2003, we issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes was payable semiannually, beginning July 15, 2004, until January 15, 2009. After that date, we will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Since January 15, 2009, interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. In accordance with this criterion, contingent interest has been accrued for each six month period since January 15, 2009.

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

Holders may require us to purchase all or a portion of their notes on January 15, 2014, January 15, 2019, January 15, 2024, and January 15, 2029, at stated prices plus accrued cash interest, if any, including contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock.

We may redeem for cash all or a portion of the notes at any time at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, including contingent cash interest, if any, on such notes to the applicable redemption date.

The Company includes in its diluted weighted-average common share calculation an increase in shares based upon the difference between the Company’s average closing stock price for the period and the conversion price of $31.80, plus accretion. This is calculated using the treasury stock method.

We separately account for the liability and equity components of our 3.75% senior subordinated convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized.  See Note 9 of the notes to the Consolidated Financial Statements.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2009 (dollars in thousands):

Contractual Cash Obligations1	Total	Payments Due in Fiscal Year
		2010	2011	2012	2013	2014	Thereafter
Long-term debt	$1,147,404	$110,579	$-	$-	$536,825	$-	$500,000
Senior note interest2	312,500	31,250	31,250	31,250	31,250	31,250	156,250
Capital leases	6,354	2,217	1,473	813	463	358	1,030
Operating leases	102,721	27,694	19,667	15,503	11,663	8,763	19,431
Total	$1,568,979	$171,740	$52,390	$47,566	$580,201	$40,371	$676,711

Other Commercial Commitments	Total Amount Committed	Amounts Expiring in Fiscal Year
		2010	2011	2012	2013	2014	Thereafter
Standby letters of credit and bank guarantees	$53,329	$44,378	$2,275	$294	$-	$25	$6,357

1.
 We have excluded $26 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long term portion of the liability. See Note 8 of the notes to Consolidated Financial Statements.

2.	We have excluded interest on the Senior notes due 2013, as they have been effectively converted to variable rate debt due to interest rate swaps. See “Description of Certain Indebtedness” above.

At December 31, 2009, we had outstanding surety bonds of $285 million.

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We believe that internally generated cash flows and the remaining availability under our various credit facilities will be adequate to finance normal operating requirements and future acquisition activities. Although we maintain an active acquisition program, any future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our activities, financial condition and results of operations. We may also explore alternatives to attract additional capital resources.

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2010 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

See Note 1 of our notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings, and to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2009, we had a combination of fixed and floating rate borrowings. Our credit facility contains a $750 million variable rate revolver.  At December 31, 2009, the weighted average interest rate was 1.52% on the outstanding revolver balance of $40 million. Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our $111 million senior unsecured convertible notes have a fixed interest rate of 3.75%. Our $500 million senior notes due 2013 have a fixed interest rate of 6.625%; however, in October 2009 we entered into three interest rate swap agreements totaling $500 million that expire August 2013.  The swaps, which are designated as fair value hedges, effectively convert the notes to a weighted average variable rate obligation with a spread of 4.377% plus LIBOR.  At December 31, 2009, the prevailing market rates for our long term notes were between 0.6% and 2.2% lower than the fixed rates on our debt instruments.

At December 31, 2009, our outstanding variable-rate borrowings were $40 million in revolver borrowings and the $500 million senior notes due 2013.  An increase in interest rates of 1% would increase our annualized interest costs by $5.4 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 23% of our total sales and 68% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most currencies throughout 2009, which resulted in a 1% sales decrease due to foreign currency exchange. The difference between 2009 operating income for these companies translated into U.S. dollars at exchange rates experienced during 2009 and operating income translated into U.S. dollars at exchange rates experienced during 2008 was 1%. If these currency exchange rates had been 10% different throughout 2009 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 1.7%.

The changes in these currency exchange rates relative to the U.S. dollar during 2009 compared to currency exchange rates at December 31, 2008 resulted in an increase in net assets of $42.4 million that was reported as a component of comprehensive earnings, $28.2 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of our common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock price also influences the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive earnings and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash in 2009.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded United Toll Systems, LLC and Verathon, Inc. from its assessment of internal control over financial reporting as of December 31, 2009, because these entities were acquired by the Company in purchase business combinations during 2009.  We have also excluded United Toll Systems, LLC and Verathon, Inc. from our audit of internal control over financial reporting.  United Toll Systems, LLC and Verathon, Inc. are wholly-owned subsidiaries whose aggregate total assets and aggregate total revenues represent 2.0% and 0.7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

PricewaterhouseCoopers LLP
February 26, 2010

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(in thousands, except per share data)

	2009	2008
Assets
Cash and cash equivalents	$167,708	$178,069
Accounts receivable, net	381,658	376,855
Inventories, net	178,795	185,919
Deferred taxes	27,306	29,390
Unbilled Receivables	57,153	61,168
Other current assets	58,125	26,906
Total current assets	870,745	858,307

Property, plant and equipment, net	109,493	112,463
Goodwill	2,388,432	2,118,852
Other intangible assets, net	868,900	804,020
Deferred taxes	33,123	28,050
Other assets	57,043	49,846

Total assets	$4,327,736	$3,971,538

Liabilities and Stockholders' Equity

Accounts payable	$110,103	$121,807
Accrued liabilities	253,441	261,682
Income taxes payable	-	1,892
Deferred taxes	1,671	-
Current portion of long-term debt, net	112,796	233,526
Total current liabilities	478,011	618,907

Long-term debt, net of current portion	1,040,962	1,033,689
Deferred taxes	328,299	272,182
Other liabilities	58,974	42,826
Total liabilities	1,906,246	1,967,604

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 95,768 shares issued and 93,618 outstanding at December 31, 2009 and 91,909 shares issued and 89,721 outstanding at December 31, 2008.	958	919
Additional paid-in capital	982,321	815,736
Retained earnings	1,395,586	1,187,467
Accumulated other comprehensive earnings	63,945	21,513
Treasury stock 2,150 shares at December 31, 2009 and 2,188 shares at December 31, 2008.	(21,320)	(21,701)
Total stockholders' equity	2,421,490	2,003,934

Total liabilities and stockholders' equity	$4,327,736	$3,971,538

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2009, 2008 and 2007
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Net sales	$2,049,668	$2,306,371	$2,102,049
Cost of sales	1,006,530	1,118,083	1,043,654
Gross profit	1,043,138	1,188,288	1,058,395
Selling, general and administrative expenses	647,742	702,127	620,041
Income from operations	395,396	486,161	438,354
Interest expense	58,544	60,819	58,855
Loss on extinguishment of debt	403	3,133	-
Other income (expense)	3,319	6,607	(2,502)
Earnings before income taxes	339,768	428,816	376,997
Income taxes	100,287	146,942	131,292

Net earnings	$239,481	$281,874	$245,705

Earnings per share:
Basic	$2.64	$3.15	$2.78
Diluted	$2.58	$3.01	$2.64

Weighted average common shares outstanding:
Basic	90,685	89,468	88,390
Diluted	92,820	93,699	93,229

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
Years ended December 31, 2009, 2008 and 2007
 (in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders equity	Compre-hensive earnings
	Shares	Amount
Balances at December 31, 2006	87,779	$900	$735,001	$713,814	$68,666	$(22,377)	$1,496,004	$206,516
Adjustment to adopt accounting guidance related to unrecognized tax benefits	-	-	-	(3,349)	-	-	(3,349)	-
Net earnings	-	-	-	245,705	-	-	245,705	$245,705
Stock option exercises	791	8	15,256	-	-	-	15,264	-
Treasury stock sold	27	-	1,426	-	-	337	1,763	-
Currency translation adjustments, net of $9,979 tax	-	-	-	-	42,326	-	42,326	42,326
Stock based compensation	-	-	20,716	-	-	-	20,716	-
Restricted stock grants	176	2	(3,560)	-	-	-	(3,558)	-
Stock option tax benefit	-	-	5,729	-	-	-	5,729	-
Reduction in unrealized gain on derivative, shown net of $(1,217) tax	-	-	-	-	(2,260)	-	(2,260)	(2,260)
Dividends declared ($0.2675 per share)	-	-	-	(23,697)	-	-	(23,697)	-
Balances at December 31, 2007	88,773	$910	$774,568	$932,473	$108,732	$(22,040)	$1,794,643	$285,771
Net earnings	-	-	-	281,874	-	-	281,874	$281,874
Stock option exercises	462	5	11,032	-	-	-	11,037	-
Treasury stock sold	34	-	1,555	-	-	339	1,894	-
Currency translation adjustments, net of $9,404 tax	-	-	-	-	(86,679)	-	(86,679)	(86,679)
Stock based compensation	-	-	30,905	-	-	-	30,905	-
Restricted stock grants	452	4	(7,967)	-	-	-	(7,963)	-
Stock option tax benefit	-	-	5,643	-	-	-	5,643	-
Reduction in unrealized gain on derivative, shown net of $(291) tax	-	-	-	-	(540)	-	(540)	(540)
Dividends declared ($0.30 per share)	-	-	-	(26,880)	-	-	(26,880)	-
Balances at December 31, 2008	89,721	$919	$815,736	$1,187,467	$21,513	$(21,701)	$2,003,934	$194,655
Net earnings	-	-	-	239,481	-	-	239,481	$239,481
Stock option exercises	421	4	10,502	-	-	-	10,506	-
Treasury stock sold	38	-	1,312	-	-	381	1,693	-
Currency translation adjustments, net of $5,257 tax	-	-	-	-	42,432	-	42,432	42,432
Stock based compensation	-	-	26,660	-	-	-	26,660	-
Restricted stock grants	87	1	(3,648)	-	-	-	(3,647)	-
Stock option tax benefit, net of shortfalls	-	-	2,032	-	-	-	2,032	-
Issuance of common stock, net of issue costs	2,300	23	121,427	-	-	-	121,450	-
Conversion of senior subordinated convertible notes	1,051	11	8,300	-	-	-	8,311	-
Dividends declared ($0.34 per share)	-	-	-	(31,362)	-	-	(31,362)	-
Balances at December 31, 2009	93,618	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490	$281,913

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007
 (in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$239,481	$281,874	$245,705
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	34,163	33,900	31,805
Amortization of intangible assets	69,285	66,941	59,386
Amortization of deferred financing costs	2,573	2,267	1,989
Non-cash stock compensation	27,476	30,905	20,688
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	26,978	14,609	(21,243)
Inventories	31,081	(8,728)	(489)
Unbilled Receivables	4,015	(950)	(30,971)
Accounts payable and accrued liabilities	(58,801)	9,209	14,219
Income taxes payable	(6,225)	(2,675)	21,508
Other, net	(2,527)	7,086	1,210
Cash provided by operating activities	367,499	434,438	343,807

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(354,561)	(704,764)	(106,942)
Capital expenditures	(25,885)	(30,047)	(30,107)
Proceeds from sale of assets	11,218	1,746	1,347
Other, net	(4,964)	(6,229)	(6,686)
Cash used in investing activities	(374,192)	(739,294)	(142,388)

Cash flows from financing activities:
Proceeds from senior notes	500,000	500,000	-
Proceeds from/(payments on) senior unsecured term loan	(350,000)	350,000	-
Borrowings/(payments) under revolving line of credit, net	(139,000)	313,000	(206,900)
Principal payments on convertible notes	(124,270)	-	-
Repayment of borrowings under prior credit facility	-	(908,620)	-
Principal borrowings/(payments) on term notes under prior credit facility	-	(49,125)	234,500
Debt issuance costs	(4,708)	(10,226)	-
Cash dividends to stockholders	(29,823)	(25,887)	(22,954)
Treasury stock sales	1,693	1,894	1,763
Stock award tax excess windfall benefit	2,813	5,359	7,876
Proceeds from issuance of common stock, net of issue costs	121,450	-	-
Proceeds from stock option exercises	10,506	11,037	15,263
Other	(2,258)	487	-
Cash provided by/(used in) financing activities	(13,597)	187,919	29,548
Effect of exchange rate changes on cash	9,929	(13,762)	8,323

Net increase/(decrease) in cash and cash equivalents	(10,361)	(130,699)	239,290
Cash and cash equivalents, beginning of year	178,069	308,768	69,478

Cash and cash equivalents, end of year	$167,708	$178,069	$308,768

Supplemental disclosures:
Cash paid for:
Interest	$47,867	$39,063	$50,157
Income taxes, net of refunds received	$103,699	$144,258	$101,908
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$384,055	$774,164	$112,112
Liabilities assumed	(29,494)	(69,400)	(5,170)
Cash paid, net of cash acquired	$354,561	$704,764	$106,942

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008 and 2007

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency products and services. Roper markets these products and services to selected segments of a broad range of markets, including radio frequency applications, medical, water, energy, research, education, security and other niche markets.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $11.2 million and $12.7 million at December 31, 2009 and 2008, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2009 and December 31, 2008.

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

	Years ended December 31,
	2009	2008	2007
Basic shares outstanding	90,685	89,468	88,390
Effect of potential common stock
Common stock awards	853	1,155	1,511
Senior subordinated convertible notes	1,282	3,076	3,328
Diluted shares outstanding	92,820	93,699	93,229

As of and for the years ended December 31, 2009, 2008 and 2007, there were 2,125,000, 190,000 and 29,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Roper’s long-term debt at December 31, 2009 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $521 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $551 million, based on the trading prices of the notes.  In October 2009 Roper entered into three interest rate swap agreements totaling $500 million that expire August 2013, the fair value of which was $3.2 million at December 31, 2009.  The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $111 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt. Most of Roper’s other borrowings at December 31, 2009 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2009 was estimated to be the face value of these borrowings.

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

Goodwill and Other Intangibles – Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment using a two-step method on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 24 different business components with individual amounts ranging from zero to approximately $535 million. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2009.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States’ treatment of non-U.S. earnings. The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2009, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $547 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

On January 1, 2007 the Company adopted accounting guidance which requires the Company to recognize in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. As a result of the adoption, the Company recorded an increase of $3.3 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Interest Rate Swaps – The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  At December 31, 2009 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus LIBOR.  To account for the fair value hedge, the swap is recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the interest rate swap and the hedged senior notes due 2013 are recorded in current earnings. At December 31, 2009 the fair value of the swap was a liability balance of $3.2 million, with a corresponding decrease of $3.2 million in the fair value of the notes being hedged.  The impact on earnings was immaterial.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Other Comprehensive Earnings – Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings were currency translation adjustments in 2009 and currency translation adjustments and the unrealized gain related to an interest rate swap, net of tax, in 2008.

Property, Plant and Equipment and Depreciation and Amortization - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Machinery	8-12 years
Other equipment	3-5 years

Capitalized Software – The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software was $16.0 million and $14.5 million at December 31, 2009 and 2008, respectively.

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Research and development costs are expensed in the period incurred and totaled $83.4 million, $87.4 million and $67.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists
•	delivery has occurred or services have been rendered
•	the seller’s price to the buyer is fixed or determinable, and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services rendered upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $142.5 million, $127.9 million and $135.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

The Company sells certain of its products to customers with a product warranty that allows customers to return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure to warranty claims based upon current and historical product sales data, warranty costs incurred and any other related information known to the Company.

Stock-Based Compensation – The Company recognizes expense for the grant date fair value of its employee stock option awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).  The fair value of its option awards is estimated using the Black-Scholes option valuation model and recognizes the expense of all share-based awards.  The Company presents the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for stock award exercises (excess tax benefits) as financing cash flows.

Recently Released Accounting Pronouncements - In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative.  The codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the Codification during the quarter ended September 30, 2009.  Adoption of the Codification had no impact on the Company’s results of operations, financial condition or cash flows.

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

In September 2009, the FASB issued guidance on the measurement of liabilities at fair value, effective as of the beginning of the next interim or annual reporting period after issuance.  Roper does not expect adoption of this guidance to have an impact on our results of operations, financial condition or cash flows.

In May 2009, the FASB issued general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on Roper’s results of operations, financial condition or cash flows.  This disclosure is presented in Note 16.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments in summarized financial information for interim reporting periods. The Company has adopted the guidance and provided the additional disclosures required.

In December 2007, the FASB issued a statement regarding business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. On April 1, 2009, the FASB issued an amendment addressing application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company applied the provisions of this statement to business combinations acquired after January 1, 2009.

In June 2008, the FASB issued guidance clarifying that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. Roper adopted this guidance on January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued guidance regarding convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement).  Issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Roper adopted this guidance on January 1, 2009, and retrospective application has been shown for all periods presented.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets, amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under previous standards. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions on or after January 1, 2009, and increases the disclosure requirements related to renewal or extension assumptions. We applied the provisions of this guidance to business combinations acquired after January 1, 2009.

In September 2006, the FASB issued a standard which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 and did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued guidance which delayed the effective date of this standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009.  The adoption of the provisions related to non-financial assets and liabilities did not have a material effect on Roper’s consolidated financial statements.

(2)	Business Acquisitions

2009 Acquisitions – During the year ended December 31, 2009, Roper completed two business combinations.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

The aggregate purchase price of 2009 acquisitions totaled $353 million.  We recorded approximately $246 million in goodwill and $126 million in other identifiable intangibles in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company recorded $1.9 million in transaction costs related to these acquisitions.

On October 30, 2009, Roper purchased the assets of United Toll Systems, LLC, which provides software and in-lane hardware systems for toll and traffic markets. The operations of UTS are reported in the RF Technology segment.

On December 3, 2009, Roper purchased Verathon, Inc., a leading global provider of proprietary medical devices and services.  The results of Verathon are reported in the Scientific & Industrial Imaging segment.

Of the $126 million of acquired intangible assets, $27 million was assigned to trade names that are not subject to amortization. The remaining $99 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $46 million (14 year weighted-average useful life), unpatented technology of $53 million (7 year weighted-average useful life) and protective rights of $0.5 million (3 year weighted-average useful life).

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

The allocation of the purchase resulted in $158 million of identifiable intangible assets, and $257 million of goodwill. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

February 20, 2008
Current assets	$32,831
Other assets	4,916
Intangible assets	158,180
Goodwill	256,693
Total assets acquired	452,620
Current liabilities	(34,823)
Other liabilities	(42,887)
Net assets acquired	$374,910

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

The majority of the $257 million of goodwill is not expected to be deductible for tax purposes.

Other 2008 acquisitions - The aggregate purchase price of all other acquisitions made in 2008 totaled $331 million, which includes amounts incurred for direct external transaction costs associated with the acquisitions.  Roper recorded approximately $219 million in goodwill and $122 million in other identifiable intangibles in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.

On March 20, 2008, Roper acquired the assets of Tech-Pro, Inc. a provider of industrial test instruments and software in our Energy Systems & Controls segment.

On June 18, 2008, Roper acquired all of the outstanding shares of Chalwyn Limited, a U.K.-based air shut-off valve provider in our Energy Systems & Controls segment.

On July 17, 2008, Roper acquired the assets, intellectual property and domain name of Getloaded.com, LLC, which adds new subscribers for our freight matching services in the RF Technology segment.

On August 27, 2008, Roper acquired the assets of Horizon Software Holdings, Inc., a leading provider of comprehensive software solutions and related services that complements CBORD’s higher education business to allow us to better serve the entire education spectrum. The operations of Horizon are reported in the RF Technology segment.

On September 10, 2008, Roper acquired all of the outstanding shares of Technolog Holdings Limited, a U.K.-based end-to-end solutions provider for network monitoring, pressure management, automatic meter reading and smart metering solutions. The operations of Technolog are reported in the RF Technology segment.

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

On February 21, 2007, Roper acquired all the outstanding shares of JLT Mobile Computers, Inc., a provider of rugged computers and software for mobile computing. The operations of JLT are included in the Scientific and Industrial Imaging segment.

On February 28, 2007, Roper acquired the assets of DJ Instruments, a manufacturer and provider of pressure measurement sensors. The operations of DJ Instruments are included in the Energy Systems and Controls segment.

On March 22, 2007, Roper acquired the assets of Roda Deaco Valve Ltd., a Canadian-based developer and manufacturer of air intake cut-off devices. The operations of Roda Deaco are included in the Energy Systems and Controls segment.

On June 21, 2007, Roper acquired all the outstanding shares of Dynamic Instruments, Inc., including its wholly owned subsidiary, Hardy Instruments, Inc., a provider of audio recording, vibration monitoring and process control equipment for commercial and military markets. The operations of Dynamic Instruments are included in the Energy Systems and Controls segment.

On September 24, 2007, Roper acquired the assets of Black Diamond Advanced Technology, LLC, a provider of rugged mobile computers. The operations of Black Diamond are included in the RF Technology segment.

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2009	2008
Raw materials and supplies	$111,546	$120,604
Work in process	24,557	26,913
Finished products	71,729	68,510
Inventory reserves	(29,037)	(30,108)
	$178,795	$185,919

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2009	2008
Land	$5,068	$4,738
Buildings	68,912	61,884
Machinery, tooling and other equipment	231,768	225,632
	305,748	292,254
Accumulated depreciation and amortization	(196,255)	(179,791)
	$109,493	$112,463

Depreciation expense was $34,163, $33,900 and $31,805 for the years ended December 31, 2009, 2008 and 2007, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2007	$442,143	$380,884	$411,190	$471,866	$1,706,083

Goodwill acquired	-	15,795	-	460,771	476,566
Currency translation adjustments	(18,482)	(8,800)	(10,838)	(21,677)	(59,797)
Reclassifications and other	-	(6,223)	126	2,097	(4,000)
Balances at December 31, 2008	$423,661	$381,656	$400,478	$913,057	$2,118,852

Goodwill acquired	-	-	215,747	30,220	245,967
Currency translation adjustments	7,412	4,894	7,561	8,326	28,193
Reclassifications and other	-	(3,343)	-	(1,237)	(4,580)
Balances at December 31, 2009	$431,073	$383,207	$623,786	$950,366	$2,388,432

Goodwill acquired during the year ended December 31, 2009 was attributable to the acquisitions of UTS and Verathon. The reclassifications and other are due primarily to the release of unused purchase accounting restructuring reserves related to acquisitions completed prior to January 1, 2009.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$683,130	$(137,794)	$545,336
Unpatented technology	70,693	(22,232)	48,461
Software	58,053	(30,215)	27,838
Patents and other protective rights	38,195	(21,998)	16,197
Backlog	18,257	(17,024)	1,233
Trade secrets	5,116	(3,890)	1,226
Assets not subject to amortization:
Trade names	163,729	-	163,729
Balances at December 31, 2008	$1,037,173	$(233,153)	$804,020

Assets subject to amortization:
Customer related intangibles	$752,913	$(181,307)	$571,605
Unpatented technology	101,578	(33,532)	68,046
Software	53,408	(30,739)	22,669
Patents and other protective rights	32,762	(20,187)	12,575
Backlog	1,920	(1,920)	-
Trade secrets	2,773	(1,224)	1,549
Assets not subject to amortization:
Trade names	192,455	-	192,455
Balances at December 31, 2009	$1,137,809	$(268,909)	$868,900

Amortization expense of other intangible assets was $66,835, $64,017, and $55,653 during the years ended 2009, 2008 and 2007, respectively. Amortization expense is expected to be $74.2 million in 2010, $72.0 million in 2011, $68.8 million in 2012, $66.9 million in 2013 and $59.6 million in 2014.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2009	2008
Wages and other compensation	$70,164	$63,878
Commissions	9,522	13,419
Warranty	7,341	9,885
Accrued dividend	8,894	7,403
Deferred revenue	78,077	73,308
Billings in excess of cost	9,955	18,398
Customer deposits	8,378	13,825
Interest	26,452	18,649
Other	34,658	42,917
	$253,441	$261,682

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following components (in thousands):

	2009	2008	2007
United States	$210,559	$260,247	$247,181
Other	129,209	168,569	129,816
	$339,768	$428,816	$376,997

Components of income tax expense for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Current:
Federal	$54,636	$77,920	$82,923
State	6,990	12,309	6,940
Foreign	23,720	40,739	39,062
Deferred:
Federal	14,880	17,028	2,011
Foreign	61	(1,054)	356
	$100,287	$146,942	$131,292

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Federal statutory rate	35.00%	35.00%	35.00%
Foreign rate differential	(3.94)	(2.59)	(1.69)
R&D tax credits	(0.62)	(0.42)	(0.45)
State taxes, net of federal benefit	1.82	2.06	1.97
Other, net	(2.74)	0.23	-
	29.52%	34.28%	34.83%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Reserves and accrued expenses	$49,806	$42,408
Inventories	5,854	6,914
Net operating loss carryforwards	4,008	3,983
Foreign tax credits	-	1,244
R&D credits	761	757
Plant and equipment	-	2,134
Total deferred tax assets	$60,429	$57,440

Deferred tax liabilities:
Reserves and accrued expenses	$38,885	$38,839
Amortizable intangible assets	289,326	233,130
Plant and equipment	1,545	-
Other	214	213
Total deferred tax liabilities	$329,970	$272,182

At December 31, 2009, Roper had approximately $13.8 million of U.S. federal net operating loss carryforwards. If not utilized, these carryforwards will expire in years 2023 through 2028. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2009, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $547.3 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

On January 1, 2007, The Company adopted accounting guidance which requires the recognition in the consolidated financial statements of only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Beginning balance	$22,638	$20,773	$19,628
Additions for tax positions of prior periods	156	960	84
Additions for tax positions of the current period	4,750	3,086	2,876
Reductions for tax positions of prior periods	(250)	-	-
Settlements with taxing authorities	(224)	(1,609)	-
Lapse of applicable statute of limitations	(4,148)	(572)	(1,815)
Ending balance	$22,922	$22,638	$20,773

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $12.6 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $0.3 million in 2009. Accrued interest and penalties were $3.5 million at December 31, 2009 and $3.2 million at December 31, 2008. During the next twelve months, it is expected that the unrecognized tax benefits will be reduced by a net $3.2 million, due mainly to a lapse in the applicable statute of limitations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2006 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

(9)	Long-Term Debt

In September 2009, the Company completed a public offering of $500 million aggregate principal amount of 6.25% senior unsecured notes due September 2019.  Net proceeds of $496 million were used to pay off the $350 million term loan due July 2010 and the outstanding revolver balance under its credit facility. We recorded a $0.4 million non-cash debt extinguishment charge related to the early repayment of the term loan portion of the facility.

The notes bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2010.

Roper may redeem some of all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The notes are unsecured senior obligations of the Company and rank equally in right of payment with all of Roper’s existing and future unsecured and unsubordinated indebtedness.  The notes are effectively subordinated to any of its existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of Roper’s subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of Roper’s subsidiaries.

On July 7, 2008, the Company entered into a new unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced its $1.355 billion amended and restated secured credit facility, dated as of December 13, 2004. The new facility was originally composed of a $350.0 million term loan facility maturing July 7, 2010 and a five year $750.0 million revolving credit facility maturing July 7, 2013; however, the $350 million term loan was repaid in September 2009.  The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350.0 million.

On August 6, 2008, Roper issued $500 million aggregate principal amount of 6.625% senior notes due August 15, 2013.  The notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the notes is subject to adjustment if either Moody’s Investors Service or Standard & Poor’s Ratings Services downgrades the rating assigned to the notes.

Roper may redeem some or all of the notes at any time or from time to time, at 100% of their principal amount plus a make-whole premium based on a spread to U.S. Treasury securities as described in the indenture relating to the notes.

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

Other debt includes $111 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (table amounts in thousands):

	2009	2008
$350 million term loan	$-	$350,000
$750 million revolving credit facility	40,000	179,000
Senior Notes due 2013*	496,825	500,000
Senior Notes due 2019	500,000	-
Senior Subordinated Convertible Notes	110,579	230,000
Debt discount on convertible notes	-	(301)
Other	6,354	8,516
Total debt	1,153,758	1,267,215
Less current portion	112,796	233,526
Long-term debt	$1,040,962	$1,033,689

*Shown net of fair value swap adjustment of $3,175.

Roper’s principal unsecured credit facility, $1.0 billion senior notes and senior subordinated convertible notes provide substantially all of Roper’s daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2009, the weighted average interest rate on the revolver loan was 1.52%. At December 31, 2009, Roper’s debt consisted of $1.0 billion of senior notes, $111 million in senior subordinated convertible notes and a $40 million revolver balance. In addition, the Company had $6.4 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support Roper’s non-U.S. businesses and $53 million of outstanding letters of credit at December 31, 2009.

The Company recorded a $0.4 million non-cash pre-tax debt extinguishment charge in the third quarter of 2009 related to the early termination of the $350 million term loan portion of the unsecured credit facility. This charge reflects the unamortized fees associated with the $350 million term loan and was reported as other expense.

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of Roper’s existing and future senior debt. Interest on the notes was payable semiannually, beginning July 15, 2004, until January 15, 2009. Roper will not pay cash interest on the notes prior to maturity unless contingent cash interest becomes payable. Instead, from January 15, 2009, interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, excluding any contingent cash interest that may become payable. Roper will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. As originally issued, holders could convert their notes into 12.422 shares of our common stock (giving effect for the 2-for-1 stock split effective August 26, 2005), subject to adjustment, only (1) if the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if the notes are called for redemption, or (3) if specified corporate transactions have occurred. Upon conversion, Roper would have had the right to deliver, in lieu of its common stock, cash or common stock or a combination of cash and common stock. On December 6, 2004, the Company completed a consent solicitation to amend the notes such that the Company pays the same conversion value upon conversion of the notes, but changes how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the notes converted and, at the Company’s option, any remainder of the conversion value would be paid in cash or shares of common stock. Holders may require Roper to purchase all or a portion of their notes on January 15, 2009 at a price of $395.02 per note, on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. The Company may only pay the purchase price of such notes in cash and not in common stock. In addition, if Roper experiences a change in control, each holder may require Roper to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

As of September 30, 2005, the Convertible Notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day periods ending on September 30, 2005.

The adoption of accounting guidance regarding convertible debt instruments that may be settled in cash upon either mandatory or optional conversion on January 1, 2009 impacted the historical accounting for Roper’s Convertible Notes as of December 6, 2004, the date that the notes were modified to allow holders to receive cash only for accreted principal upon settlement of the notes with any remainder of the conversion value payable in cash or common stock, thus qualifying the notes for treatment under the new guidance. The required retrospective adoption resulted in a decrease in long term debt (debt discount) of $26.5 million, an increase in deferred tax liabilities of $9.3 million, and an increase in additional paid in capital of $17.3 million at December 9, 2004. The debt discount was amortized using the effective interest rate method based on an annual effective rate of 7.0%, which represented a market interest rate for similar debt without a conversion option on the modification date. The debt discount was amortized through January 15, 2009, the first date that holders of the notes could exercise their put option and Roper could exercise its call option.

The Company is required to separately account for the liability and equity components of the Convertible Notes in a manner that reflects Roper’s nonconvertible debt borrowing rate when interest cost is recognized.  Interest expense related to the notes was as follows (amounts in thousands):

	Years ended December 31,
	2009	2008	2007
Contractual (stated) interest	$8,625	$8,625	$8,625
Amortization of debt discount	301	7,139	6,660
Interest expense	$8,926	$15,764	$15,285

At December 31, 2009, the conversion price on the outstanding notes was $409.35.  If converted at December 31, 2009, the value would have exceeded the $111 million principal amount of the notes by approximately $68 million and would result in the issuance of 1,278,000 shares of our common stock.

Our unsecured credit facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

Company was in compliance with its debt covenants throughout the years ended December 31, 2009 and 2008.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2010	$112,796
2011	1,473
2012	813
2013	537,288
2014	358
Thereafter	501,030
$1,153,758

(10)	Retirement and Other Benefit Plans

Roper maintains nine defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related to these plans were $10.5 million, $12.9 million and $10.3 million for 2009, 2008 and 2007, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan (“2006 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan or the Non-employee Director Plan. The number of shares reserved for issuance under the 2006 plan is 8,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2009, 4,571,000 shares were available to grant.

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

The Company recognized stock based compensation expense of $27.5 million, $30.9 million and $20.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total tax effect recognized in net income related to stock based compensation during 2009, 2008 and 2007 was $9.6 million, $10.8 million and $7.2 million, respectively. The tax benefit from option exercises and restricted stock vesting under all plans totaled approximately $2.0 million, $5.6 million and $5.7 million in 2009, 2008 and 2007, respectively.

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $9.1 million, $8.2 million, and $5.1 million of compensation expense relating to outstanding options during 2009, 2008 and 2007, respectively, as a component of corporate and certain segment general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2009, 2008 and 2007 were calculated using the following weighted average assumptions:

	2009	2008	2007
Weighted average fair value ($)	12.68	12.83	15.50
Risk-free interest rate (%)	1.78	2.87	4.69
Average expected option life (years)	5.37	5.02	5.02
Expected volatility (%)	32.24	21.10	23.08
Expected dividend yield (%)	0.78	0.53	0.50

The following table summarizes the Company’s activities with respect to its stock option plans for the year ended December 31, 2009:
	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2009	4,187,000	$ 37.77

Granted	573,000	42.52
Exercised	(421,000)	25.01
Canceled	(101,000)	47.99
Outstanding at December 31, 2009	4,238,000	39.39	5.34	$ 58,965,000
Exercisable at December 31, 2009	2,763,000	$ 33.45	3.77	$ 53,593,000

The following table summarizes information for stock options outstanding at December 31, 2009:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 11.66 – 20.00	519,000	$ 18.23	2.7	519,000	$ 18.23
20.01 - 30.00	707,000	21.94	2.9	707,000	21.94
30.01 – 40.00	499,000	31.56	2.6	499,000	31.56
40.01 – 50.00	957,000	42.73	6.4	451,000	43.64
50.01 – 60.00	1,530,000	54.67	7.6	574,000	54.33
60.01 – 65.04	26,000	63.72	6.7	13,000	63.63
$ 11.66 – 65.04	4,238,000	$ 39.39	5.3	2,763,000	$ 33.45

At December 31, 2009, there was $12.3 million of total unrecognized compensation expense related to nonvested options granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of options exercised in 2009, 2008 and 2007 was $10.5 million, $16.3 million and $29.8 million, respectively. Cash received from option exercises under all plans in 2009 and 2008 was approximately $10.5 million and $11.0 million, respectively.

Restricted Stock Grants - During 2009 and 2008, the Company granted 206,000 and 610,000 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted in 2009 was $42.76 per share. The Company recorded approximately $18.3 million, $22.7 million and $15.3 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2009, 2008 and 2007, respectively. A summary of the Company’s nonvested shares activity for 2009 is as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2009	792,000	$53.83

Granted	206,000	42.76
Vested	(295,000)	42.58
Forfeited	(2,000)	48.08

Nonvested at December 31, 2009	701,000	$51.83

At December 31, 2009, there was $15.4 million of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. There were 295,000 and 476,000 shares that vested during 2009 and 2008, respectively. Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in shareholder’s equity at December 31, 2009.

Employee Stock Purchase Plan - During 2009, 2008 and 2007, participants of the ESPP purchased 38,000, 34,000 and 33,000 shares, respectively, of Roper’s common stock for total consideration of $1.7 million, $1.9 million, and $1.7 million, respectively. All of these shares were purchased from Roper’s treasury shares. The Company recorded $0, $0, and $250,000 of compensation expense relating to the stock purchase plan during 2009, 2008 and 2007, respectively.

(12)	Common Stock Transactions

On December 29, 2009, the Company completed a public offering of 2,300,000 shares of common stock for proceeds of approximately $121.4 million, net of $0.8 million of costs associated with the offering.

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

Roper’s rent expense was approximately $27.0 million, $24.8 million and $25.4 million for 2009, 2008 and 2007, respectively. Roper’s future minimum property lease commitments totaled $96.9 million at December 31, 2009. These commitments included $24.9 million in 2010, $17.9 million in 2011, $14.6 million in 2012, $11.4 million in 2013, $8.7 million in 2014 and $19.4 million thereafter.

A summary of the Company’s warranty accrual activity for the year ended December 31, 2009 is presented below (in thousands):

Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
$ 9,885	4,416	(7,659)	699	$ 7,341

Other included warranty balances at acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments, reclassifications and other.

At December 31, 2009 the Company had outstanding surety bonds of $285 million.

(14)	Segment and Geographic Area Information

Roper’s operations are reported in four market-focused segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Scientific and Industrial Imaging, and RF Technology. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, and industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment’s products include control systems, equipment and consumables for fluid properties testing, vibration and other non-destructive inspection and measurement products and services. The Scientific and Industrial Imaging segment offers high performance digital imaging products and software, medical products and software and handheld and vehicle mounted computers and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, freight matching, mobile asset tracking and water sub-metering and remote temperature monitoring applications. Roper’s management structure and internal reporting are also aligned consistent with these four segments.

There were no material transactions between Roper’s business segments during 2009, 2008 and 2007. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2009, 2008 and 2007 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Corporate	Total
2009
Net sales	$536,219	$440,919	$354,776	$717,754	$-	$2,049,668
Operating profit	123,959	92,788	74,183	154,430	(49,964)	395,396
Total assets:
Operating assets	165,651	166,461	172,805	238,249	13,894	757,060
Intangible assets, net	635,147	532,022	787,884	1,302,279	-	3,257,332
Other	(51)	8,016	7,219	(27,825)	(33,281)	(45,922)
Total						3,968,470
Capital expenditures	13,977	3,185	2,126	6,291	306	25,885
Depreciation and other amortization	24,636	18,736	16,691	43,183	202	103,448

2008
Net sales	$687,622	$548,214	$375,542	$694,993	$-	$2,306,371
Operating profit	178,270	126,609	74,739	159,787	(53,244)	486,161
Total assets:
Operating assets	184,445	199,049	126,657	246,785	6,375	763,311
Intangible assets, net	639,988	538,367	473,655	1,270,862	-	2,922,872
Other	6,814	3,522	24,322	(12,975)	(8,510)	13,173
Total						3,699,356
Capital expenditures	12,385	6,618	2,895	7,905	244	30,047
Depreciation and other amortization	24,899	19,568	17,780	38,439	2,422	103,108

2007
Net sales	$644,436	$516,420	$376,163	$565,030	$-	$2,102,049
Operating profit	164,750	126,367	73,230	117,057	(43,050)	438,354
Total assets:
Operating assets	183,639	209,152	129,342	191,889	8,060	722,082
Intangible assets, net	671,806	550,798	497,072	599,912	-	2,319,588
Other	37,665	30,749	21,601	23,236	71,807	185,058
Total						3,226,728
Capital expenditures	9,687	6,749	4,752	8,823	96	30,107
Depreciation and other amortization	25,601	19,093	18,183	28,079	2,224	93,180

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Asia) for 2009, 2008 and 2007, based upon the country of origin of the Roper entity making the sale, was as follows:

	United States	Non-U.S.	Eliminations	Total
	(in thousands)
2009
Sales to unaffiliated customers	$1,526,390	$523,278	$-	$2,049,668
Sales between geographic areas	87,323	126,093	(213,416)	-
Net sales	$1,613,713	$649,371	$(213,416)	$2,049,668
Long-lived assets	$124,382	$28,922	$-	$153,304
2008
Sales to unaffiliated customers	$1,709,844	$596,507	$-	$2,306,351
Sales between geographic areas	102,954	182,551	(285,505)	-
Net sales	$1,812,798	$779,058	$(285,505)	$2,306,351
Long-lived assets	$122,005	$29,131	$-	$151,136
2007
Sales to unaffiliated customers	$1,572,660	$529,389	$-	$2,102,049
Sales between geographic areas	90,268	165,735	(256,003)	-
Net sales	$1,662,928	$695,124	$(256,003)	$2,102,049
Long-lived assets	$125,800	$27,439	$-	$153,239

Export sales from the United States during the years ended December 31, 2009, 2008 and 2007 were $301 million, $358 million and $359 million, respectively. In the year ended December 31, 2009, these exports were shipped primarily to Asia (35%), Europe (24%), Canada (13%), Middle East (13%), South America (6%) and other (9%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper’s net sales for the years ended December 31, 2009, 2008 and 2007 are shown below by region, except for Canada, which is the only country in which Roper has had greater than 5% of total sales for any of the three years presented.

	Industrial Technology	Energy Systems and Controls	Scientific and Industrial Imaging	RF Technology	Total
	(in thousands)
2009
Canada	$40,121	$25,746	$7,251	$30,184	$103,302
Europe	79,000	118,770	98,328	48,849	344,947
Asia	41,364	85,323	65,687	6,157	198,531
Middle East	4,040	28,121	2,162	28,316	62,639
Rest of the world	12,256	48,657	9,424	11,042	81,379
Total	$176,781	$306,617	$182,852	$124,548	$790,798

2008
Canada	$39,831	$40,951	$8,814	$30,909	$120,505
Europe	110,590	171,627	111,373	21,372	414,962
Asia	50,333	90,265	69,820	4,473	214,891
Middle East	3,766	23,506	1,576	34,418	63,266
Rest of the world	27,406	58,330	7,732	11,993	105,461
Total	$231,926	$384,679	$199,315	$103,165	$919,085

2007
Canada	$39,841	$38,306	$6,331	$31,506	$115,984
Europe	97,394	163,640	111,614	5,073	377,721
Asia	43,873	84,925	68,721	907	198,426
Middle East	3,722	27,171	1,381	52,669	84,943
Rest of the world	22,311	45,194	7,569	6,426	81,500
Total	$207,141	$359,236	$195,616	$96,581	$858,574

(15)	Concentration of Risk

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

(16)	Subsequent Events

The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

(17)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009
Net sales	$505,444	$504,910	$485,676	$553,638
Gross profit	251,136	255,070	245,520	291,412
Income from operations	86,792	95,964	91,872	120,768
Net earnings	51,559	59,588	56,410	71,924

Earnings from continuing operations per common share:
Basic	0.57	0.66	0.62	0.79
Diluted	0.56	0.64	0.61	0.77

2008
Net sales	$542,995	$594,414	$593,100	$575,862
Gross profit	276,390	305,330	308,760	297,808
Income from operations	108,266	126,541	132,299	119,055
Net earnings	62,451	74,523	74,029	70,871

Earnings from continuing operations after change in accounting principle per common share:
Basic	0.70	0.83	0.83	0.79
Diluted	0.67	0.79	0.79	0.77

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2009, 2008 and 2007

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2009	$ 12,658	$ 2,762	$ (4,874)	$ 641	$ 11,187
2008	11,907	5,953	(5,402)	200	12,658
2007	9,003	4,957	(2,429)	376	11,907
Reserve for inventory obsolescence
2009	$ 30,108	$ 8,789	$ (10,508)	$ 648	$ 29,037
2008	28,390	6,321	(4,063)	(540)	30,108
2007	27,348	4,649	(5,402)	1,795	28,390

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

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Management excluded UTS and Verathon from its assessment of internal control over financial reporting as of December 31, 2009, because they were acquired by the Company in purchase business combinations during 2009. UTS and Verathon are wholly-owned subsidiaries whose excluded aggregate assets represent 2%, and whose aggregate total revenues represent 0.7%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2009 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on June 2, 2010, as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Proposal 1: Election of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Corporate Governance;” “Executive Officers;” “Audit Committee report;” and “Board Committees and Meetings.”

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

“Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	4,238,000	$ 39.39	4,571,000
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	4,238,000	$ 39.39	4,571,000

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

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Proposal 2: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2009.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)3.1	Amended and Restated Certificate of Incorporation.
(b)3.2	Amended and Restated By-Laws.
(c)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(d)3.4	Certificate Eliminating References to Roper Industries, Inc.’s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(e)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(f)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(j)4.7	Form of Note.
(k)4.8	Form of 6.625% Notes due 2013.
(l)4.9	Form of 6.25% Senior Notes due 2019.
(m)10.01	1991 Stock Option Plan, as amended. †
(n)10.02	1993 Stock Plan for Nonemployee Directors, as amended and restated. †
(o)10.03	Form of Amended and Restated Indemnification Agreement. †
(p)10.04	Employee Stock Purchase Plan, as amended. †
(p)10.05	2000 Stock Incentive Plan, as amended. †
(p)10.06	Non-Qualified Retirement Plan, as amended. †
(p)10.07	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(t)10.08	Timothy J. Winfrey offer letter dated May 20, 2002. †
(u)10.09
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

(v)10.10	Form of Executive Officer Restricted Stock Award Agreement. †
(v)10.11	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(w)10.12	Offer letter for John Humphrey, dated March 31, 2006. †
(x)10.13	2006 Incentive Plan, as amended. †
(y)10.14	Form of Restricted Stock Agreement for Employee Directors. †
(y)10.15	Form of Restricted Stock Agreement for Non-Employee Directors. †
(y)10.16	Form of Restricted Stock Agreement for Employees. †
(y)10.17	Form of Incentive Stock Option Agreement. †
(y)10.18	Form of Non-Statutory Stock Option Agreement. †
(z)10.19	Director Compensation Plan, as amended. †
(aa)10.20	David B. Liner offer letter dated July 21, 2005. †
(bb)10.21	Amendment to John Humphrey offer letter. †
(cc)10.22	Amendment to Timothy J. Winfrey offer letter. †
(dd)10.23	Amendment to David B. Liner offer letter. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

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

(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed February 19, 2009 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(k)	Incorporated herein by reference to Exhibit 4.09 to the Roper Industries, Inc. Current Report on Form 8-K filed August 4, 2008 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 10.02 to the Roper Industries, Inc. Annual Report on Form 10-K filed January 21, 1998 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 10.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed June 16, 2003 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed July 7, 2008 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(w)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(x)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273)
(y)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(z)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(aa)	Incorporated herein by reference to Exhibit 10.20 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(bb)	Incorporated herein by reference to Exhibit 10.21 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(cc)	Incorporated herein by reference to Exhibit 10.22 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(dd)	Incorporated herein by reference to Exhibit 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ BRIAN D. JELLISON	February 26, 2010
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 26, 2010
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 26, 2010

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 26, 2010

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 26, 2010

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 26, 2010

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 26, 2010

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 26, 2010

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 26, 2010

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 26, 2010

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 26, 2010