Form 10-Q
period 2010-03-31
ROPER INDUSTRIES INC
filed 2010-05-07
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to_______.

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2010 was 93,968,290.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009

Net sales	$534,441	$505,444
Cost of sales	254,876	254,308
Gross profit	279,565	251,136

Selling, general and administrative expenses	178,849	164,344
Income from operations	100,716	86,792

Interest expense	16,181	13,509
Other income/(expense)	447	(356)

Earnings before income taxes	84,982	72,927

Income taxes	25,257	21,368

Net earnings	$59,725	$51,559

Earnings per share:
Basic	$0.64	$0.57
Diluted	0.62	0.56

Weighted average common shares outstanding:
Basic	93,810	90,132
Diluted	96,036	92,302

Dividends declared per common share	$0.0950	$0.0825

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2010	December 31, 2009
ASSETS:

Cash and cash equivalents	$191,285	$167,708
Accounts receivable, net	352,505	381,658
Inventories, net	174,535	178,795
Deferred taxes	26,505	27,306
Unbilled receivables	64,130	57,153
Other current assets	53,363	58,125
Total current assets	862,323	870,745

Property, plant and equipment, net	107,193	109,493
Goodwill	2,377,257	2,388,432
Other intangible assets, net	853,296	868,900
Deferred taxes	29,965	33,123
Other assets	59,527	57,043

Total assets	$4,289,561	$4,327,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$121,472	$110,103
Accrued liabilities	214,576	253,441
Income taxes payable	-	-
Deferred taxes	1,452	1,671
Current portion of long-term debt, net	110,804	112,796
Total current liabilities	448,304	478,011

Long-term debt, net of current portion	1,007,443	1,040,962
Deferred taxes	326,085	328,299
Other liabilities	59,563	58,974
Total liabilities	1,841,395	1,906,246

Commitments and contingencies

Common stock	960	958
Additional paid-in capital	989,365	982,321
Retained earnings	1,446,390	1,395,586
Accumulated other comprehensive earnings	32,694	63,945
Treasury stock	(21,243)	(21,320)
Total stockholders’ equity	2,448,166	2,421,490

Total liabilities and stockholders’ equity	$4,289,561	$4,327,736

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$59,725	$51,559
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,409	8,769
Amortization of intangible assets	19,095	17,457
Amortization of deferred financing costs	590	676
Non-cash stock compensation	7,008	6,985
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	9,758	30,414
Inventories	(2,344)	(2,855)
Unbilled Receivables	(6,977)	(3,150)
Accounts payable and accrued liabilities	(11,861)	(46,985)
Income taxes payable	11,353	(12,449)
Other, net	(670)	156
Cash provided by operating activities	95,086	50,577

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(15,000)	(683)
Capital expenditures	(6,485)	(5,228)
Proceeds from sale of assets	3,840	367
Other, net	(999)	(1,330)
Cash used in investing activities	(18,644)	(6,874)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	(40,000)	51,000
Principal payments on convertible notes	(2,999)	(83,917)
Debt issuance costs	-	(404)
Cash dividends to stockholders	(8,878)	(7,394)
Proceeds from stock option exercises	2,443	1,168
Stock award tax excess windfall benefit	1,021	-
Treasury stock sales	408	512
Other	(42)	(1,859)
Cash used in financing activities	(48,047)	(40,894)

Effect of foreign currency exchange rate changes on cash	(4,818)	(3,369)

Net increase/(decrease) in cash and cash equivalents	23,577	(560)

Cash and cash equivalents, beginning of period	167,708	178,069

Cash and cash equivalents, end of period	$191,285	$177,509

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2009	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490

Net earnings	-	-	59,725	-	-	59,725
Stock option exercises	1	2,442	-	-	-	2,443
Treasury stock sold	-	331	-	-	77	408
Currency translation adjustments, net of $896 tax	-	-	-	(31,251)	-	(31,251)
Stock based compensation	-	6,663	-	-	-	6,663
Restricted stock grants	1	(3,577)	-	-	-	(3,576)
Stock option tax benefit, net of shortfalls	-	1,049	-	-	-	1,049
Conversion of senior subordinated convertible notes	-	136	-	-	-	136
Dividends declared	-	-	(8,921)	-	-	(8,921)

Balances at March 31, 2010	$960	$989,365	$1,446,390	$32,694	$(21,243)	$2,448,166

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2010

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2010 and 2009 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2009 Annual Report on Form 10-K (“Annual Report”) filed on February 26, 2010 with the Securities and Exchange Commission (“SEC”).

The Company has evaluated subsequent events for the period from March 31, 2010, the date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

2.	Recent Accounting Pronouncements

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of these amendments on our results of operations, financial condition and cash flows.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method.  Weighted average shares outstanding are as shown below (in thousands):

	Three months ended March 31,
	2010	2009
Basic shares outstanding	93,810	90,132
Effect of potential common stock
Common stock awards	915	791
Senior subordinated convertible notes	1,311	1,379
Diluted shares outstanding	96,036	92,302

As of March 31, 2010 there were 1,398,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive as compared to 2,544,000 outstanding stock options that would have been antidilutive on March 31, 2009.

4.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan is a stock based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

Roper’s stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding our stock based compensation expense (in millions):

	Three months ended March 31,
	2010	2009
Stock based compensation	$ 7.0	$ 7.0
Tax effect recognized in net income	2.5	2.4
Windfall tax benefit/(shortfall), net	1.0	(0.4)

Stock Options - In the quarter ended March 31, 2010, 571,000 options were granted with a weighted average fair value of $16.81. During the same period in 2009, 485,000 options were granted with a weighted average fair value of $12.34. All options were issued at grant date fair value.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Historical data, among other factors, is used to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year quarters using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2010	2009
Fair value per share ($)	16.81	12.34
Risk-free interest rate (%)	2.38	1.73
Expected option life (years)	5.38	5.37
Expected volatility (%)	34.53	32.05
Expected dividend yield (%)	0.72	0.79

Cash received from option exercises for the three months ended March 31, 2010 and 2009 was approximately $2.4 million and $1.2 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2010, 206,000 restricted stock awards were granted with a weighted average fair value of $51.11. During the same period in 2009, 150,000 awards were granted with a weighted average fair value of $40.66. All grants were issued at grant date fair value.

During the quarter ended March 31, 2010, 200,000 restricted awards vested with a weighted average grant date fair value of $50.66, at a weighted average vest date fair value of $55.30.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2010 and 2009, participants of the employee stock purchase plan purchased 8,000 and 12,000 shares, respectively, of Roper’s common stock for total consideration of $0.41 million and $0.51 million, respectively. All shares were purchased from Roper’s treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and were as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net income	$59,725	$51,559
Currency translation adjustments	(31,251)	(19,499)
Comprehensive earnings	$28,474	$32,060

6.	Inventories

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials and supplies	$110,630	$111,546
Work in process	26,029	24,557
Finished products	66,647	71,729
Inventory reserves	(28,771)	(29,037)
	$174,535	$178,795

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2009	$431,073	$383,207	$623,786	$950,366	$2,388,432
Additions	-	-	8,593	-	8,593
Other	-	-	-	(10)	(10)
Currency translation adjustments	(10,533)	(2,752)	(287)	(6,186)	(19,758)
Balances at March 31, 2010	$420,540	$380,455	$632,092	$944,170	$2,377,257

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$752,913	$(181,307)	$571,606
Unpatented technology	101,578	(33,532)	68,046
Software	53,408	(30,739)	22,669
Patents and other protective rights	32,762	(20,187)	12,575
Backlog	1,920	(1,920)	-
Trade secrets	2,773	(1,224)	1,549
Assets not subject to amortization:
Trade names	192,455	-	192,455
Balances at December 31, 2009	$1,137,809	$(268,909)	$868,900

Assets subject to amortization:
Customer related intangibles	$748,540	$(192,957)	$555,583
Unpatented technology	106,819	(37,084)	69,735
Software	53,386	(32,390)	20,996
Patents and other protective rights	32,630	(21,141)	11,489
Backlog	1,788	(1,788)	-
Trade secrets	1,604	(156)	1,448
Assets not subject to amortization:
Trade names	194,045	-	194,045
Balances at March 31, 2010	$1,138,812	$(285,516)	$853,296

Amortization expense of other intangible assets was $18,511 and $16,793 during the three months ended March 31, 2010 and 2009, respectively.

9.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the quarter ended March 31, 2010, 7,297 notes were converted for $3.0 million in cash and 35,000 shares of common stock at a weighted average share price of $54.19.  No gain or loss was recorded upon these conversions.  In addition, a related $0.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid in capital upon the conversions.

At March 31, 2010, the conversion price on the outstanding notes was $413.11.  If converted at March 31, 2010, the value would exceed the $109 million principal amount of the notes by approximately $78 million and would result in the issuance of 1,368,000 shares of Roper’s common stock.

10.	Fair Value of Financial Instruments

Roper’s long-term debt at March 31, 2010 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $527 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $556 million, based on the trading prices of the notes.  Short-term debt included $109 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt.

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.   At March 31, 2010 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At March 31, 2010 the fair value of the swap was an asset balance of $3.24 million, with a corresponding increase of $3.35 million in the notes being hedged.  The impact on earnings was $0.1 million. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

11.	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including those pertaining to product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper’s consolidated financial position, results of operations or cash flows.

Over recent years there has been an increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named defendants in some such cases. No significant resources have been required by Roper to respond to these cases and the Company believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2010 is presented below (in thousands).

Balance at December 31, 2009	$7,341
Additions charged to costs and expenses	1,842
Deductions	(1,550)
Other	(64)
Balance at March 31, 2010	$7,569

12.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2010	2009	Change
Net sales:
Industrial Technology	$135,312	$130,641	3.6%
Energy Systems & Controls	105,678	106,611	(0.9)
Scientific & Industrial Imaging	130,244	84,120	54.8
RF Technology	163,207	184,072	(11.3)
Total	$534,441	$505,444	5.7%
Gross profit:
Industrial Technology	$67,512	$62,709	7.7%
Energy Systems & Controls	53,491	55,363	(3.4)
Scientific & Industrial Imaging	77,510	45,750	69.4
RF Technology	81,052	87,314	(7.2)
Total	$279,565	$251,136	11.3%
Operating profit*:
Industrial Technology	$31,766	$28,583	11.1%
Energy Systems & Controls	18,923	17,519	8.0
Scientific & Industrial Imaging	29,334	16,081	82.4
RF Technology	32,201	37,383	(13.9)
Total	$112,224	$99,566	12.7%
Long-lived assets
Industrial Technology	$41,812	$42,208	(0.9)%
Energy Systems & Controls	20,816	25,094	(17.0)
Scientific & Industrial Imaging	36,084	25,518	41.4
RF Technology	30,412	35,146	(13.5)
Total	$129,124	$127,966	0.9%

* Operating profit is before unallocated corporate general and administrative expenses of $11,508 and $12,774 for the three months ended March 31, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed on February 26, 2010 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Overview

Roper Industries, Inc. (“Roper,” “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, scientific and industrial imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, medical, water, energy, research, education, security and other niche markets.

We pursue consistent and sustainable growth in sales and earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our investments.  On February 22, 2010, we purchased the assets of Heartscape, Inc., including a technology with the capability to improve the speed and accuracy of detecting heart attacks.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2009 included in our Annual Report.

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

The development of accounting estimates is the responsibility of our management. Our management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee reviews all financial disclosures to be included in our filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively or through a cumulative catch up adjustment.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2010, our allowance for doubtful accounts receivable, sales returns and sales credits was $11.0 million, or 3.0% of total gross accounts receivable as compared to 2.8% at December 31, 2009.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2010, inventory reserves for excess and obsolete inventory were $28.8 million, or 14.2% of gross inventory cost, as compared to 14.0% of gross inventory cost at December 31, 2009.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2010, the accrual for future warranty obligations was $7.6 million or 0.4% of annualized first quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2010, we recognized $24.8 million of net sales using this method. In addition, approximately $177.5 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2010. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 29.7% and was relatively unchanged from the prior year rate of 29.3%.

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

	Three months ended March 31,
	2010	2009
Net sales
Industrial Technology	$135,312	$130,641
Energy Systems & Controls	105,678	106,611
Scientific & Industrial Imaging	130,244	84,120
RF Technology	163,207	184,072
Total	$534,441	$505,444
Gross profit:
Industrial Technology	49.9%	48.0%
Energy Systems & Controls	50.6%	51.9%
Scientific & Industrial Imaging	59.5%	54.4%
RF Technology	49.7%	47.4%
Total	52.3%	49.7%
Selling, general & administrative expenses:
Industrial Technology	26.4%	26.1%
Energy Systems & Controls	32.7	35.5
Scientific & Industrial Imaging	37.0	35.3
RF Technology	29.9	27.1
Total	31.3	30.0
Segment operating profit:
Industrial Technology	23.5%	21.9%
Energy Systems & Controls	17.9	16.4
Scientific & Industrial Imaging	22.5	19.1
RF Technology	19.7	20.3
Total	21.0	19.7
Corporate administrative expenses	(2.2)	(2.5)
	18.8	17.2
Interest expense	(3.0)	(2.7)
Other income/(expense)	0.1	(0.1)
Earnings before income taxes	15.9	14.4
Income taxes	(4.7)	(4.2)
Net earnings	11.2%	10.2%

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net sales for the quarter ended March 31, 2010 were $534.4 million as compared to $505.4 million in the prior year quarter, an increase of 5.7%. Our first quarter 2010 results included $33.4 million, or a 6.6% increase, in sales from 2009 acquisitions. We experienced a 3.0% decline in organic growth offset partially by a positive 2.2% impact from foreign currency.

In our Industrial Technology segment, net sales were up 3.6% to $135.3 million in the first quarter of 2010 as compared to $130.6 million in the first quarter of 2009.  The increase was due primarily to sales growth in our materials testing businesses as customer manufacturing facilities which had experienced slowdowns or temporary shutdowns in 2009 came back on line or increased production. Gross margins increased to 49.9% for the first quarter of 2010 as compared to 48.0% in the first quarter of 2009 due to operating leverage from higher sales volume. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased from 26.1% in the prior year quarter to 26.4% in the current year quarter, which included a 1% impact due to the resolution of a long-standing customer issue. The resulting operating profit margins were 23.5% in the first quarter of 2010 as compared to 21.9% in the first quarter of 2009.

Net sales in our Energy Systems & Controls segment decreased by 0.9% to $105.7 million during the first quarter of 2010 compared to $106.6 million in the first quarter of 2009. The decrease in sales was due to a decline in orders in our control valve and vibration testing businesses, partially offset by a rebound in industrial process end markets. Gross margins decreased to 50.6% in the first quarter of 2010 compared to 51.9% in the first quarter of 2009 due to negative operating leverage on lower sales volume. SG&A expenses as a percentage of net sales were 32.7% compared to 35.5% in the prior year quarter due to lower cost levels resulting from the prior year restructuring activities. As a result, operating margins were 17.9% in the first quarter of 2010 as compared to 16.4% in the first quarter of 2009.

Our Scientific & Industrial Imaging segment net sales increased by 54.8% to $130.2 million in the first quarter of 2010 as compared to $84.1 million in the first quarter of 2009. Acquisitions completed in 2009 added 42.5%, with 9.2% resulting from organic growth, primarily from increased sales in our camera businesses, as well as a positive 3.1% impact from foreign currency.  Gross margins increased to 59.5% in the first quarter of 2010 from 54.4% in the first quarter of 2009 due primarily to operating leverage on higher sales volume and higher gross margin contributions from 2009 acquisitions. SG&A as a percentage of net sales was 37.0% in the first quarter of 2010 as compared to 35.3% in the first quarter of 2009 due to higher SG&A expenses for 2009 acquisitions offset partially by operating leverage on higher sales volume. As a result, operating margins were 22.5% in the first quarter of 2010 as compared to 19.1% in the first quarter of 2009.

In our RF Technology segment, net sales were $163.2 million in the first quarter of 2010 as compared to $184.1 million in the first quarter of 2009, a decrease of 11.3%, due to the completion of a large traffic project in the prior year quarter and lower violation and traffic volumes in the current year. Gross margins increased to 49.7% as compared to 47.4% in the prior year quarter due to a more favorable mix in tolling and traffic management products and services. SG&A as a percentage of sales in the first quarter of 2010 was 29.9% up from 27.1% in the prior year due to negative operating leverage on lower sales volume. As a result, operating profit margins were 19.7% as compared to 20.3% in 2009.

Corporate expenses were $11.5 million, or 2.2% of sales, in the first quarter of 2010 as compared to $12.8 million, or 2.5% of sales, in the first quarter of 2009.

Interest expense of $16.2 million for the first quarter of 2010 was $2.7 million higher than the first quarter of 2009, despite lower outstanding debt balances. The increase in interest expense is due to the higher fixed rate of our senior notes due 2013 issued in September 2009 as compared to the variable rate borrowings under the credit facility that were outstanding in the first quarter of 2009.

Income taxes were 29.7% of pretax earnings in the current quarter and were relatively unchanged from the prior year rate of 29.3%.

At March 31, 2010, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at March 31, 2009; however, as compared to December 31, 2009, the European currencies were weaker and the Canadian dollar stronger against the U.S. dollar. The currency changes resulted in a decrease of $32.1 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $19.8 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. Operating results in the first quarter of 2010 increased slightly due to the weakening of the U.S. dollar as compared to a year ago. The difference between the operating results for these companies for the first quarter of 2010 compared to the prior year quarter, translated into U.S. dollars, was approximately 2%.

Net orders were $567.2 million for the quarter, 20.3% higher than the first quarter 2009 net order intake of $471.6 million.  Orders increased across all of our segments as the economic recovery strengthened throughout the first quarter of 2010.  Acquisitions made in 2009 contributed 8% to the current quarter orders. Overall, our order backlog at March 31, 2010 was up 7.9% as compared to March 31, 2009.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2010	2009	2010	2009
Industrial Technology	$154,093	$139,393	$70,005	$67,082
Energy Systems & Controls	115,300	97,814	79,020	75,578
Scientific & Industrial Imaging	131,110	76,599	73,731	69,141
RF Technology	166,743	157,783	371,106	338,717
	$567,246	$471,589	$593,862	$550,518

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended March 31,
	2010	2009
Cash provided by/(used in):
Operating activities	$95.1	$50.6
Investing activities	(18.6)	(6.9)
Financing activities	(48.0)	(40.9)

Operating activities - Net cash provided by operating activities increased by 88.0% to $95.1 million in the first quarter of 2010 as compared to $50.6 million in the first quarter of 2009 due to higher net income and lower income tax payments in the current year, offset partially by higher interest payments.

Investing activities - Cash used in investing activities during the first quarter of 2010 was primarily business acquisitions and capital expenditures, and primarily capital expenditures in the first quarter of 2009.

Financing activities - Cash used in financing activities in the current and prior year quarters was for debt principal repayments and dividends.  Net debt payments were $43.0 million in the three months ended March 31, 2010 as compared to $32.9 million in the three months ended March 31, 2009.

Total debt at March 31, 2010 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$503,355
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	108,580
Other	6,312
Total debt	1,118,247
Less current portion	110,804
Long-term debt	$1,007,443

*Shown net of fair value swap adjustment of $3,355.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2010, there were no outstanding borrowings under the facility.  At March 31, 2010, we had $6.3 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $54 million of outstanding letters of credit. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2010.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $333.5 million at March 31, 2010 compared to $337.8 million at December 31, 2009, reflecting decreases in working capital due primarily to the timing of the payment of accrued liabilities related to interest and compensation. Total debt decreased to $1.12 billion at March 31, 2010 compared to $1.15 billion at December 31, 2009 due to the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table:

	March 31, 2010	December 31, 2009
Total Debt	$1,118,247	$1,153,758
Cash	(191,285)	(167,708)
Net Debt	926,962	986,050
Stockholders’ Equity	2,448,166	2,421,490
Total Net Capital	$3,375,128	$3,407,540

Net Debt / Total Net Capital	27.5%	28.9%

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $6.5 million and $5.2 million were incurred during the first quarters of 2010 and 2009 respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  At March 31, 2010 an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus LIBOR.  An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $5.0 million.

At March 31, 2010, we had $609 million of fixed rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At March 31, 2010, the prevailing market rates for long term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 0.1% higher to 0.3% lower, respectively, than the fixed rates on our senior notes.  At March 31, 2010, we had no outstanding variable-rate borrowings under the unsecured credit facility.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 25.3% of our total first quarter sales and 63.4% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most European currencies as well as the Canadian dollar during the first quarter of 2010 versus the first quarter of 2009. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during first quarter 2010 versus exchange rates experienced during first quarter 2009 was not material and resulted in decreased operating profits of approximately 2%. If these currency exchange rates had been 10% different throughout the first quarter of 2010 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.4 million.

The U.S. dollar was stronger against most European currencies and weaker against the Canadian dollar at March 31, 2010 versus December 31, 2009. The changes in these currency exchange rates resulted in a decrease in net assets of $32.1 million that was reported as a component of comprehensive earnings, $19.8 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of our common stock influences the valuation of stock option grants and the effects these grants have on net income. The stock price also influences the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on our senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees’ perceptions of various programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

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

Part II.                                OTHER INFORMATION

Item 1A.                                Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report for the fiscal year ended December 31, 2009 as filed on February 26, 2010 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 5.                                Exhibits

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 7, 2010
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	May 7, 2010
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 7, 2010
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.