Form 10-Q
period 2010-06-30
ROPER INDUSTRIES INC
filed 2010-08-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

OR

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

The number of shares outstanding of the Registrant’s common stock as of July 29, 2010 was approximately 94,178,951.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$567,104	$504,910	$1,101,545	$1,010,354
Cost of sales	265,157	249,840	520,033	504,148
Gross profit	301,947	255,070	581,512	506,206

Selling, general and administrative expenses	182,760	159,106	361,609	323,450
Income from operations	119,187	95,964	219,903	182,756

Interest expense	16,293	13,762	32,474	27,271
Other income/(expense)	(1,657)	3,168	(1,210)	2,812

Earnings before income taxes	101,237	85,370	186,219	158,297

Income taxes	29,956	25,782	55,213	47,150

Net earnings	$71,281	$59,588	$131,006	$111,147

Net earnings per share:
Basic	$0.76	$0.66	$1.40	$1.23
Diluted	0.74	0.64	1.36	1.20

Weighted average common shares outstanding:
Basic	94,011	90,562	93,911	90,348
Diluted	96,449	92,712	96,235	92,508

Dividends declared per common share	$0.0950	$0.0825	$0.1900	$0.1650

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2010	December 31, 2009
ASSETS:

Cash and cash equivalents	$290,740	$167,708
Accounts receivable, net	347,681	381,658
Inventories, net	170,943	178,795
Deferred taxes	26,884	27,306
Unbilled receivables	80,327	57,153
Other current assets	68,893	58,125
Total current assets	985,468	870,745

Property, plant and equipment, net	104,505	109,493
Goodwill	2,365,297	2,388,432
Other intangible assets, net	833,594	868,900
Deferred taxes	29,848	33,123
Other assets	68,615	57,043

Total assets	$4,387,327	$4,327,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$120,313	$110,103
Accrued liabilities	240,393	253,441
Income taxes payable	-	-
Deferred taxes	1,446	1,671
Current portion of long-term debt, net	112,028	112,796
Total current liabilities	474,180	478,011

Long-term debt, net of current portion	1,016,400	1,040,962
Deferred taxes	328,578	328,299
Other liabilities	60,692	58,974
Total liabilities	1,879,850	1,906,246

Commitments and contingencies

Common stock	963	958
Additional paid-in capital	1,003,289	982,321
Retained earnings	1,508,724	1,395,586
Accumulated other comprehensive earnings	15,677	63,945
Treasury stock	(21,176)	(21,320)
Total stockholders’ equity	2,507,477	2,421,490

Total liabilities and stockholders’ equity	$4,387,327	$4,327,736

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$131,006	$111,147
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	18,161	17,520
Amortization of intangible assets	38,289	34,308
Amortization of deferred financing costs	1,181	1,353
Non-cash stock compensation	13,118	14,081
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	18,394	48,929
Unbilled receivables	(23,394)	4,253
Inventories	(998)	8,740
Accounts payable and accrued liabilities	15,626	(62,396)
Income taxes payable	1,910	(16,102)
Other, net	(7,938)	(971)
Cash provided by operating activities	205,355	160,862

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(14,651)	(1,248)
Capital expenditures	(14,113)	(12,359)
Proceeds from sale of assets	4,322	10,187
Other, net	(2,169)	(2,173)
Cash used in investing activities	(26,611)	(5,593)

Cash flows from financing activities:
Payments under revolving line of credit, net	(40,000)	(19,000)
Principal payments on convertible notes	(3,013)	(86,104)
Debt issuance costs	-	(404)
Cash dividends to stockholders	(17,793)	(14,850)
Proceeds from stock option exercises	8,489	3,038
Stock award tax excess windfall benefit	2,862	423
Treasury stock sales	775	890
Other	115	(1,845)
Cash used in financing activities	(48,565)	(117,852)

Effect of foreign currency exchange rate changes on cash	(7,147)	5,340

Net increase in cash and cash equivalents	123,032	42,757

Cash and cash equivalents, beginning of period	167,708	178,069

Cash and cash equivalents, end of period	$290,740	$220,826

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2009	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490

Net earnings	-	-	131,006	-	-	131,006
Stock option exercises	3	8,486	-	-	-	8,489
Treasury stock sold	-	631	-	-	144	775
Currency translation adjustments, net of $827 tax	-	-	-	(48,268)	-	(48,268)
Stock based compensation	-	12,530	-	-	-	12,530
Restricted stock grants	2	(3,688)	-	-	-	(3,686)
Stock option tax benefit, net of shortfalls	-	2,872	-	-	-	2,872
Conversion of senior subordinated convertible notes	-	137	-	-	-	137
Dividends declared	-	-	(17,868)	-	-	(17,868)

Balances at June 30, 2010	$963	$1,003,289	$1,508,724	$15,677	$(21,176)	$2,507,477

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2010

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2009 Annual Report on Form 10-K (“Annual Report”) filed on February 26, 2010 with the Securities and Exchange Commission (“SEC”).

2.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued amendments to the accounting and disclosure rules for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of these amendments on its results of operations, financial condition and cash flows.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on Roper’s senior subordinated convertible notes based upon the trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method.  Weighted average shares outstanding are as shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic shares outstanding	94,011	90,562	93,911	90,348
Effect of potential common stock:
Common stock awards	983	835	940	815
Senior subordinated convertible notes	1,455	1,315	1,384	1,345
Diluted shares outstanding	96,449	92,712	96,235	92,508

For the three and six month periods ended June 30, 2010 there were 1,141,000 and 1,574,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 2,126,000 and 2,259,000 outstanding stock options, respectively, that would have been antidilutive for the three and six month periods ended June 30, 2009.

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

The following table provides information regarding our stock based compensation expense (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock based compensation	$6.1	$7.1	$13.1	$14.1
Tax effect recognized in net income	2.1	2.5	4.6	4.9
Windfall tax benefit/(shortfall), net	1.8	0.1	2.9	(0.4)

Stock Options - In the six month period ended June 30, 2010, 573,000 options were granted with a weighted average fair value per share of $16.84. During the same period in 2009, 484,000 options were granted with a weighted average fair value per share of $12.34. All options were issued at grant date fair value.

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

	Six months ended June 30,
	2010	2009
Fair value per share ($)	16.84	12.34
Risk-free interest rate (%)	2.36	1.73
Expected option life (years)	5.38	5.37
Expected volatility (%)	34.54	32.05
Expected dividend yield (%)	0.72	0.79

Cash received from option exercises for the six months ended June 30, 2010 and 2009 was approximately $8.5 million and $3.0 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2010, 250,000 restricted stock awards were granted with a weighted average fair value per share of $52.55. During the same period in 2009, 178,000 awards were granted with a weighted average fair value per share of $41.62. All grants were issued at grant date fair value.

During the six months ended June 30, 2010, 214,000 restricted awards vested with a weighted average grant date fair value per share of $50.38, at a weighted average vest date fair value per share of $55.38.

Employee Stock Purchase Plan - During the six month periods ended June 30, 2010 and 2009, participants of the employee stock purchase plan purchased 15,000 and 21,000 shares, respectively, of Roper’s common stock for total consideration of $0.78 million and $0.93 million, respectively. All shares were purchased from Roper’s treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$71,281	$59,588	$131,006	$111,147
Currency translation adjustments	(17,017)	44,659	(48,268)	25,160
Comprehensive earnings	$54,264	$104,247	$82,738	$136,307

6.	Inventories

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials and supplies	$109,992	$111,546
Work in process	24,734	24,557
Finished products	66,987	71,729
Inventory reserves	(30,770)	(29,037)
	$170,943	$178,795

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2009	$431,073	$383,207	$623,786	$950,366	$2,388,432
Additions	-	-	8,593	-	8,593
Other	-	-	(467)	287	(180)
Currency translation adjustments	(18,665)	(5,379)	(2,034)	(5,470)	(31,548)
Balances at June 30, 2010	$412,408	$377,828	$629,878	$945,183	$2,365,297

Current year additions are related to the acquisition of Heartscape, Inc., in the first quarter of 2010.

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$752,913	$(181,307)	$571,606
Unpatented technology	101,578	(33,532)	68,046
Software	53,408	(30,739)	22,669
Patents and other protective rights	32,762	(20,187)	12,575
Backlog	1,920	(1,920)	-
Trade secrets	2,773	(1,224)	1,549
Assets not subject to amortization:
Trade names	192,455	-	192,455
Balances at December 31, 2009	$1,137,809	$(268,909)	$868,900
Assets subject to amortization:
Customer related intangibles	$746,412	$(204,439)	$541,973
Unpatented technology	106,860	(40,881)	65,979
Software	53,360	(33,355)	20,005
Patents and other protective rights	32,563	(21,662)	10,901
Backlog	1,807	(1,807)	-
Trade secrets	1,604	(201)	1,403
Assets not subject to amortization:
Trade names	193,333	-	193,333
Balances at June 30, 2010	$1,135,939	$(302,345)	$833,594

Amortization expense of other intangible assets was $37,013 and $33,037 during the six months ended June 30, 2010 and 2009, respectively.

9.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six month period ended June 30, 2010, 7,330 notes were converted for $3.0 million in cash and 35,000 shares of common stock at a weighted average share price of $54.21.  No gain or loss was recorded upon these conversions.  In addition, a related $0.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid in capital upon the conversions.

At June 30, 2010, the conversion price on the outstanding notes was $416.96.  If converted at June 30, 2010, the value would exceed the $110 million principal amount of the notes by approximately $77 million and would result in the issuance of 1,346,000 shares of Roper’s common stock.

10.	Fair Value of Financial Instruments

Roper’s long-term debt at June 30, 2010 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $550 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $560 million, based on the trading prices of the notes.  Short-term debt included $110 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt.

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.   At June 30, 2010 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At June 30, 2010 the fair value of the swap was an asset balance of $12.31 million, with a corresponding increase of $12.38 million in the notes being hedged.  The impact on earnings for the six months ended June 30, 2010 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2010 is presented below (in thousands).

Balance at December 31, 2009	$7,341
Additions charged to costs and expenses	3,297
Deductions	(3,235)
Other	(146)
Balance at June 30, 2010	$7,257

12.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Net sales:
Industrial Technology	$145,490	$136,551	6.5%	$280,802	$267,192	5.1%
Energy Systems & Controls	119,387	105,398	13.3	225,065	212,009	6.2
Scientific & Industrial Imaging	128,514	75,860	69.4	258,758	159,980	61.7
RF Technology	173,713	187,101	(7.2)	336,920	371,173	(9.2)
Total	$567,104	$504,910	12.3%	$1,101,545	$1,010,354	9.0%
Gross profit:
Industrial Technology	$73,930	$65,732	12.5%	$141,442	$128,441	10.1%
Energy Systems & Controls	64,803	56,296	15.1	118,294	111,659	5.9
Scientific & Industrial Imaging	78,307	42,466	84.4	155,817	88,216	76.6
RF Technology	84,907	90,576	(6.3)	165,959	177,890	(6.7)
Total	$301,947	$255,070	18.4%	$581,512	$506,206	14.9%
Operating profit*:
Industrial Technology	$38,742	$32,484	19.3%	$70,508	$61,067	15.5%
Energy Systems & Controls	29,072	23,193	25.3	47,995	40,712	17.9
Scientific & Industrial Imaging	27,796	12,401	124.1	57,130	28,482	100.6
RF Technology	34,704	39,423	(12.0)	66,905	76,806	(12.9)
Total	$130,314	$107,501	21.2%	$242,538	$207,067	17.1%
Long-lived assets:
Industrial Technology	$41,033	$43,205	(5.0)%
Energy Systems & Controls	19,311	24,388	(20.8)
Scientific & Industrial Imaging	35,670	25,544	39.6
RF Technology	31,154	33,511	(7.0)
Total	$127,168	$126,648	0.4%

*Segment operating profit is calculated as income from operations before unallocated corporate general and administrative expenses. These expenses were $11,127 and $11,537 for the three months ended June 30, 2010 and 2009, respectively, and $22,635 and $24,311 for the six months ended June 30, 2010 and 2009, respectively.

13.	Subsequent Event

On July 27, 2010, Roper acquired iTradeNetwork, Inc., a global provider of software as a service (“SaaS”)-based trading network and business intelligence solutions to the food industry, in a $525 million all-cash transaction.

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

The development of accounting estimates is the responsibility of our management. Our management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee reviews all financial disclosures to be included in our filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively or through a cumulative catch-up adjustment.

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation and utilization, future warranty obligations, revenue recognition (percentage of completion), income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2010, our allowance for doubtful accounts receivable, sales returns and sales credits was $10.5 million, or 2.9% of total gross accounts receivable as compared to 2.8% at December 31, 2009.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2010, inventory reserves for excess and obsolete inventory were $30.8 million, or 15.3% of gross inventory cost, as compared to 14.0% of gross inventory cost at December 31, 2009.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2010, the accrual for future warranty obligations was $7.3 million, or 0.3% of annualized second quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the six months ended June 30, 2010, we recognized $58.2 million of net sales using this method. In addition, approximately $182.5 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2010. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 29.6%, 60 basis points lower than the prior year rate of 30.2%.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales
Industrial Technology	$145,490	$136,551	$280,802	$267,192
Energy Systems & Controls	119,387	105,398	225,065	212,009
Scientific & Industrial Imaging	128,514	75,860	258,758	159,980
RF Technology	173,713	187,101	336,920	371,173
Total	$567,104	$504,910	$1,101,545	$1,010,354
Gross profit:
Industrial Technology	50.8%	48.1%	50.4%	48.1%
Energy Systems & Controls	54.3	53.4	52.6	52.7
Scientific & Industrial Imaging	60.9	56.0	60.2	55.1
RF Technology	48.9	48.4	49.3	47.9
Total	53.2	50.5	52.8	50.1
Selling, general & administrative expenses:
Industrial Technology	24.2%	24.3%	25.3%	25.2%
Energy Systems & Controls	29.9	31.4	31.2	33.5
Scientific & Industrial Imaging	39.3	39.6	38.1	37.3
RF Technology	28.9	27.3	29.4	27.2
Total	30.3	29.2	30.8	29.6
Segment operating profit:
Industrial Technology	26.6%	23.8%	25.1%	22.9%
Energy Systems & Controls	24.4	22.0	21.3	19.2
Scientific & Industrial Imaging	21.6	16.3	22.1	17.8
RF Technology	20.0	21.1	19.9	20.7
Total	23.0	21.3	22.0	20.5
Corporate administrative expenses	(2.0)	(2.3)	(2.1)	(2.4)
	21.0	19.0	19.9	18.1
Interest expense	(2.8)	(2.7)	(2.9)	(2.7)
Other income/(expense)	(0.3)	0.6	(0.1)	0.3
Earnings before income taxes	17.9	16.9	16.9	15.7
Income taxes	(5.3)	(5.1)	(5.0)	(4.7)
Net earnings	12.6%	11.8%	11.9%	11.0%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net sales for the quarter ended June 30, 2010 were $567.1 million as compared to $504.9 million in the prior year quarter, an increase of 12.3%. The current year quarter results included $36.4 million, or a 7.2% increase, in sales from 2009 acquisitions. We experienced a 5.1% increase in organic growth.

In our Industrial Technology segment, net sales were up 6.5% to $145.5 million in the second quarter of 2010 as compared to $136.6 million in the second quarter of 2009.  The increase was due primarily to sales growth in our materials testing businesses as customer manufacturing facilities which had experienced slowdowns or temporary shutdowns in 2009 came back on line or increased production.  In addition, more normal buying patterns resumed for our water meter business.  Gross margins increased to 50.8% for the second quarter of 2010 as compared to 48.1% in the second quarter of 2009 due to operating leverage from higher sales volume. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were relatively unchanged from 24.3% in the prior year quarter to 24.2% in the current year quarter. The resulting operating profit margins were 26.6% in the second quarter of 2010 as compared to 23.8% in the second quarter of 2009.

Net sales in our Energy Systems & Controls segment increased by 13.3% to $119.4 million during the second quarter of 2010 compared to $105.4 million in the second quarter of 2009. The increase in sales was due to increased orders in industrial process end markets and growth in our diesel engine protection products.  Gross margins increased to 54.3% in the second quarter of 2010 compared to 53.4% in the second quarter of 2009 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 29.9% compared to 31.4% in the prior year quarter due to lower cost levels resulting from the prior year restructuring activities. As a result, operating margins were 24.4% in the second quarter of 2010 as compared to 22.0% in the second quarter of 2009.

Our Scientific & Industrial Imaging segment net sales increased by 69.4% to $128.5 million in the second quarter of 2010 compared to $75.9 million in the second quarter of 2009. Acquisitions completed in 2009 added 49.6%, with 18.8% resulting from organic growth, primarily from increased sales in our camera businesses, as well as a positive 1% impact from foreign currency.  Gross margins increased to 60.9% in the second quarter of 2010 from 56.0% in the second quarter of 2009 due primarily to operating leverage on higher sales volume and higher gross margin contributions from 2009 acquisitions. SG&A as a percentage of net sales was 39.3% in the second quarter of 2010 as compared to 39.6% in the second quarter of 2009 due to higher SG&A expenses for 2009 acquisitions offset partially by operating leverage on higher sales volume. As a result, operating margins were 21.6% in the second quarter of 2010 as compared to 16.3% in the second quarter of 2009.

In our RF Technology segment, net sales were $173.7 million in the second quarter of 2010 as compared to $187.1 million in the second quarter of 2009, a decrease of 7.2%, due to lower tolling project activity in the current year. Gross margins increased to 48.9% as compared to 48.4% in the prior year quarter due to a more favorable mix in tolling and traffic management products and services. SG&A as a percentage of sales in the second quarter of 2010 was 28.9% up from 27.3% in the prior year due to negative operating leverage on lower sales volume and poor margin performance in our wireless security business. As a result, operating profit margins were 20.0% as compared to 21.1% in 2009.

Corporate expenses were $11.1 million, or 2.0% of sales, in the second quarter of 2010 as compared to $11.5 million, or 2.3% of sales, in the second quarter of 2009.

Interest expense of $16.3 million for the second quarter of 2010 was $2.5 million higher than the second quarter of 2009, despite lower outstanding debt balances. The increase in interest expense is due to the higher fixed rate of our senior notes due 2013 issued in September 2009 as compared to the variable rate borrowings under the credit facility that were outstanding in the second quarter of 2009.

Other expense in the second quarter of 2010 was $1.7 million, due primarily to foreign exchange losses at our non-U.S. based companies, compared to other income of $3.2 million in the second quarter of 2009 due primarily to a pre-tax gain related to the sale of certain assets of our satellite communications business, offset partially by foreign exchange losses at our non-U.S. based companies.

Income taxes were 29.6% of pretax earnings in the current quarter, 60 basis points lower than the prior year rate of 30.2%.

At June 30, 2010, the functional currencies of our European subsidiaries were weaker, and that of our Canadian subsidiaries stronger, against the U.S. dollar compared to currency exchange rates at June 30, 2009 and December 31, 2009.  The currency changes resulted in a decrease of $18.7 million in the foreign exchange component of comprehensive earnings for the current year quarter.  Approximately $11.8 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. Operating results in the second quarter of 2010 decreased slightly due to the fluctuation of other currencies against the U.S. dollar as compared to a year ago. The difference between the operating results for these companies for the second quarter of 2010 compared to the prior year quarter, translated into U.S. dollars, was less than 1%.

Net orders were $619.3 million for the quarter, 26.7% higher than the second quarter 2009 net order intake of $488.8 million.  Orders increased across all of our segments as the economic recovery strengthened throughout the second quarter of 2010.  Acquisitions made in 2009 contributed 8% to the current quarter orders. Overall, our order backlog at June 30, 2010 was up 19.2% as compared to June 30, 2009.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30
	2010	2009	2010	2009
Industrial Technology	$164,685	$125,880	$88,153	$57,276
Energy Systems & Controls	126,960	96,144	85,219	66,381
Scientific & Industrial Imaging	135,265	74,505	80,032	69,272
RF Technology	192,419	192,225	388,483	345,638
	$619,329	$488,754	$641,887	$538,567

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net sales for the six months ended June 30, 2010 were $1.1 billion as compared to $1.0 billion in the prior year six month period, an increase of 9.0%. The increase is comprised of a 1% increase in organic sales, an increase of 6.9% from acquisitions, and a positive 1.1% impact from foreign currency.

In our Industrial Technology segment, net sales increased by 5.1% to $280.8 million in the first six months of 2010 as compared to $267.2 million in the first six months of 2009.  The increase was due primarily to sales growth in our materials testing businesses as customer manufacturing facilities which had experienced slowdowns or temporary shutdowns in 2009 came back on line or increased production.  Gross margins were increased to 50.4% for the first six months of 2010 as compared to 48.1% in the first six months of 2009 due to operating leverage from higher sales volume.  SG&A expenses as a percentage of net sales were 25.3%, up slightly from 25.2% in the prior year six month period, due to a 0.5% impact related to the resolution of a long-standing customer issue in the first quarter of 2010.  The resulting operating profit margins were 25.1% in the first six months of 2010 as compared to 22.9% in the first six months of 2009.

Net sales in our Energy Systems & Controls segment increased by 6.2% to $225.1 million during the first six months of 2010 compared to $212.0 million in the first six months of 2009.  The increase in sales was due to a rebound in industrial process end markets, offset partially by a decline in orders in our control valve and vibration testing businesses.  Gross margins were 52.6% in the first six months of 2010, relatively unchanged from 52.7% in the first six months of 2009. SG&A expenses as a percentage of net sales were 31.2% as compared to 33.5% in the prior year six month period due to lower cost levels resulting from the prior year restructuring activities. Operating margins were 21.3% in the first six months of 2010 as compared to 19.2% in first six months of 2009.

In our Scientific & Industrial Imaging segment net sales increased 61.7% to $258.8 million in the first six months of 2010 as compared to $160.0 million in the first six months of 2009. Acquisitions completed in 2009 added 45.9%, with 13.7% resulting from organic growth, primarily from increased sales in our camera businesses, as well as a positive 2.1% impact from foreign currency.  Gross margins increased to 60.2% in the first six months of 2010 from 55.1% in the first six months of 2009, due primarily to operating leverage on higher sales volume and higher gross margin contributions from 2009 acquisitions. SG&A as a percentage of net sales increased to 38.1% in the six month period ended June 30, 2010 as compared to 37.3% in the prior year period due to higher SG&A expenses for 2009 acquisitions offset partially by operating leverage on higher sales volume. Operating margins were 22.1% in the first six months of 2010 as compared to 17.8% in the first six months of 2009.

In our RF Technology segment, net sales were $336.9 million compared to $371.2 million in the first six months of 2009, a decrease of 9.2%, due to lower violation and traffic volumes and lower project activity in the current year. Gross margins were 49.3% as compared to 47.9% in the prior year six month period due to product mix in our transportation businesses.  SG&A as a percentage of sales in the first six months of 2010 was 29.4%, an increase from 27.2% in the prior year due to negative operating leverage on lower sales volume.  Operating profit margins were 19.9% in 2010 as compared to 20.7% in 2009.

Corporate expenses decreased by $1.7 million to $22.6 million, or 2.1% of sales, in the first half of 2010 as compared to $24.3 million, or 2.4% of sales, in the first half of 2009.

Interest expense of $32.5 million for the first half of 2010 was $5.2 million higher as compared to $27.3 million in the first half of 2009, despite lower outstanding debt balances. The increase in interest expense is due to the higher fixed rate of our senior notes due 2013 issued in September 2009 as compared to the variable rate borrowings under the credit facility that were outstanding in the first half of 2009.

Other expense in the first half of 2010 was $1.2 million, due primarily to foreign exchange losses at our non-U.S. based companies, compared to other income of $2.8 million in the first half of 2009 due primarily to a pre-tax gain related to the sale of certain assets of our satellite communications business, offset partially by foreign exchange losses at our non-U.S. based companies.

Income taxes were 29.7% of pretax earnings in the first six months of 2010, and were relatively unchanged from 29.8% in the first six months of 2009.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and month periods ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash provided by/(used in):
Operating activities	$110.3	$110.3	$205.4	$160.9
Investing activities	(8.0)	1.3	(26.6)	(5.6)
Financing activities	(0.5)	(77.0)	(48.6)	(117.9)

Operating activities - Net cash provided by operating activities in the second quarter of 2010 was $110.3 million, and was unchanged from the prior year second quarter as higher net income and the timing of interest payments in the current year were offset by slower customer payments on long-term projects.   In the six month period ending June 30, 2010, operating cash flow increased by $44.5 million, or 27.7% over the prior year six month period, due to higher net income, and lower income tax payments.

Investing activities - Cash used in investing activities during the second quarter of 2010 was primarily capital expenditures.  Cash provided by investing activities during the second quarter of 2009 was from proceeds from the sale of assets, offset by capital expenditures.  Cash used in investing activities in the six months ended June 30, 2010 was for business acquisitions and capital expenditures.  Cash used in investing activities in the six months ended June 30, 2009 was for capital expenditures, offset partially by proceeds from the sale of assets.

Financing activities - Cash used in financing activities in the second quarter of 2010 was for dividends, offset partially by stock option proceeds, and in the second quarter of 2009, primarily for principal debt payments and dividends.  Cash used in financing activities in the six month periods ended June 30, 2010 and 2009 was for principal debt payments and dividends.

Total debt at June 30, 2010 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$512,380
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	109,579
Other	6,469
Total debt	1,128,428
Less current portion	112,028
Long-term debt	$1,016,400

*Shown net of fair value swap adjustment of $12.4 million.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2010, there were no outstanding borrowings under the facility.  At June 30, 2010, we had $6.5 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $53 million of outstanding letters of credit. We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund normal operating requirements.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2010.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $332.6 million at June 30, 2010 compared to $337.8 million at December 31, 2009, reflecting decreases in working capital due primarily to the timing of the payment of accrued liabilities related to interest and compensation. Total debt decreased to $1.13 billion at June 30, 2010 compared to $1.15 billion at December 31, 2009 due to the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table:

	June 30, 2010	December 31, 2009
Total Debt	$1,128,428	$1,153,758
Cash	(290,740)	(167,708)
Net Debt	837,688	986,050
Stockholders’ Equity	2,507,477	2,421,490
Total Net Capital	$3,345,165	$3,407,540

Net Debt / Total Net Capital	25.0%	28.9%

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $14.1 million and $12.4 million were incurred during the six months ended June 30, 2010 and 2009, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  At June 30, 2010 an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus LIBOR.  An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $5.0 million.

At June 30, 2010, we had $610 million of fixed rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At June 30, 2010, the prevailing market rates for long term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 0.6% to 0.2% lower, respectively, than the fixed rates on our senior notes.  At June 30, 2010, we had no outstanding variable-rate borrowings under the unsecured credit facility.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 23.4% of our total second quarter sales and 61.8% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against most European currencies and weakened against the Canadian dollar during the second quarter of 2010 versus the second quarter of 2009. The difference between the current quarter operating results for these companies translated into U.S. dollars at exchange rates experienced during the second quarter of 2010 versus exchange rates experienced during the second quarter of 2009 was not material and resulted in decreased operating profits of less than 1%. If these currency exchange rates had been 10% different throughout the second quarter of 2010 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.7 million.

The U.S. dollar was stronger against most European currencies and weaker against the Canadian dollar at June 30, 2010 versus December 31, 2009. The changes in these currency exchange rates resulted in a decrease in net assets of $49.1 million that was reported as a component of comprehensive earnings, $31.5 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II.                                OTHER INFORMATION

Item 1A.                      Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report for the fiscal year ended December 31, 2009 as filed on February 26, 2010 with the SEC. See also the information about forward-looking statements included in the introduction to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 6, 2010
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	August 6, 2010
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 6, 2010
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.