Form 10-Q
period 2010-09-30
ROPER INDUSTRIES INC
filed 2010-11-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2010 was approximately 94,670,518.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$605,088	$485,676	$1,706,633	$1,496,030
Cost of sales	283,339	240,156	803,372	744,304
Gross profit	321,749	245,520	903,261	751,726

Selling, general and administrative expenses	193,516	153,648	555,125	477,098
Income from operations	128,233	91,872	348,136	274,628

Interest expense	17,134	14,437	49,608	41,708
Other income	2,631	105	1,421	2,917

Earnings before income taxes	113,730	77,540	299,949	235,837

Income taxes	29,467	21,130	84,680	68,280

Net earnings	$84,263	$56,410	$215,269	$167,557

Net earnings per share:
Basic	$0.89	$0.62	$2.29	$1.85
Diluted	0.87	0.61	2.23	1.81

Weighted average common shares outstanding:
Basic	94,312	90,877	94,046	90,526
Diluted	96,671	92,908	96,374	92,635

Dividends declared per common share	$0.0950	$0.0825	$0.2850	$0.2475

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2010	December 31, 2009
ASSETS:

Cash and cash equivalents	$250,813	$167,708
Accounts receivable, net	378,323	381,658
Inventories, net	180,929	178,795
Deferred taxes	28,941	27,306
Unbilled receivables	76,928	57,153
Other current assets	41,708	58,125
Total current assets	957,642	870,745

Property, plant and equipment, net	105,878	109,493
Goodwill	2,727,249	2,388,432
Other intangible assets, net	1,128,435	868,900
Deferred taxes	60,828	33,123
Other assets	76,095	57,043

Total assets	$5,056,127	$4,327,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$134,316	$110,103
Accrued liabilities	269,309	253,441
Income taxes payable	-	-
Deferred taxes	9,933	1,671
Current portion of long-term debt, net	95,788	112,796
Total current liabilities	509,346	478,011

Long-term debt, net of current portion	1,380,742	1,040,962
Deferred taxes	466,356	328,299
Other liabilities	63,308	58,974
Total liabilities	2,419,752	1,906,246

Commitments and contingencies

Common stock	967	958
Additional paid-in capital	1,019,993	982,321
Retained earnings	1,583,997	1,395,586
Accumulated other comprehensive earnings	52,514	63,945
Treasury stock	(21,096)	(21,320)
Total stockholders’ equity	2,636,375	2,421,490

Total liabilities and stockholders’ equity	$5,056,127	$4,327,736

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$215,269	$167,557
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	27,271	25,828
Amortization of intangible assets	61,430	51,280
Amortization of deferred financing costs	1,772	1,580
Non-cash stock compensation	19,384	20,821
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	4,277	53,303
Unbilled receivables	(17,395)	824
Inventories	(7,277)	14,496
Accounts payable and accrued liabilities	33,110	(64,729)
Income taxes payable	10,943	(24,146)
Other, net	(4,366)	1,035
Cash provided by operating activities	344,418	247,849

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(536,413)	(1,248)
Capital expenditures	(20,391)	(18,708)
Proceeds from sale of assets	4,773	10,589
Other, net	(2,958)	(3,606)
Cash used in investing activities	(554,989)	(12,973)

Cash flows from financing activities:
Payments/(borrowings) under revolving line of credit, net	318,000	(179,000)
Principal payments on convertible notes	(20,123)	(116,186)
Proceeds from senior notes	-	500,000
Payment of senior unsecured term loan	-	(350,000)
Debt issuance costs	-	(4,310)
Cash dividends to stockholders	(26,722)	(22,343)
Proceeds from stock option exercises	16,955	4,845
Stock award tax excess windfall benefit	4,287	1,055
Treasury stock sales	1,236	1,296
Other	(314)	(1,900)
Cash provided by/(used in) financing activities	293,319	(166,543)

Effect of foreign currency exchange rate changes on cash	357	9,622

Net increase in cash and cash equivalents	83,105	77,955

Cash and cash equivalents, beginning of period	167,708	178,069

Cash and cash equivalents, end of period	$250,813	$256,024

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2009	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490

Net earnings	-	-	215,269	-	-	215,269
Stock option exercises	5	16,950	-	-	-	16,955
Treasury stock sold	-	1,012	-	-	224	1,236
Currency translation adjustments, net of $467 tax	-	-	-	(11,431)	-	(11,431)
Stock based compensation	-	18,266	-	-	-	18,266
Restricted stock grants	1	(3,723)	-	-	-	(3,722)
Stock option tax benefit, net of shortfalls	-	4,241	-	-	-	4,241
Conversion of senior subordinated convertible notes	3	926	-	-	-	929
Dividends declared	-	-	(26,858)	-	-	(26,858)

Balances at September 30, 2010	$967	$1,019,993	$1,583,997	$52,514	$(21,096)	$2,636,375

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2010

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

For the third quarter 2010, the Company recorded certain balance sheet classification adjustments to the September 30, 2010 consolidated balance sheet. The impact of these adjustments reduced other current assets by $10.3 million, reduced short term deferred tax assets by $0.8 million, increased long term deferred tax assets by $22.4 million, increased short term deferred tax liabilities by $8.4 million and increased long term deferred tax liabilities by $3.4 million.  The impact of these adjustments is not material to the September 30, 2010 or December 31, 2009 consolidated balance sheets and, although the adjustments apply to prior periods, the impact is immaterial to current or any prior period results of operations or cash flows.

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2009 Annual Report on Form 10-K (“Annual Report”) filed on February 26, 2010 with the Securities and Exchange Commission (“SEC”).

2.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued amendments to the accounting and disclosure rules for revenue recognition. These amendments, effective for fiscal years beginning on or after September 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of these amendments on its results of operations, financial condition and cash flows.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic shares outstanding	94,312	90,877	94,046	90,526
Effect of potential common stock:
Common stock awards	975	867	945	831
Senior subordinated convertible notes	1,384	1,164	1,383	1,278
Diluted shares outstanding	96,671	92,908	96,374	92,635

For the three and nine month periods ended September 30, 2010 there were 1,140,000 and 1,576,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 2,128,000 and 2,234,000 outstanding stock options, respectively, that would have been antidilutive for the three and nine month periods ended September 30, 2009.

4.	Business Acquisitions

On July 27, 2010, Roper acquired iTradeNetwork, Inc. (“iTrade”), a global provider of software as a service (“SaaS”)-based trading network and business intelligence solutions to the food industry, in order to complement and expand existing software services at other Roper businesses.  iTrade’s results are reported in the RF Technology segment. The aggregate gross purchase price was $525 million of cash. The allocation of the purchase price resulted in $314 million of identifiable intangible assets and $341 million of goodwill, of which $115 million was recorded due to a deferred tax liability related to intangible assets.

On February 22, 2010, Roper purchased the assets of Heartscape, Inc., including a technology with the capability to improve the speed and accuracy of detecting heart attacks.

The Company recorded $1.5 million in transaction costs related to 2010 acquisitions, which were expensed as incurred.  Supplemental pro forma information and other disclosures have not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

5.	Stock Based Compensation

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

The following table provides information regarding Roper’s stock based compensation expense (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock based compensation	$6.3	$6.7	$19.4	$20.8
Tax effect recognized in net income	2.2	2.4	6.8	7.3
Windfall tax benefit/(shortfall), net	1.4	0.6	4.2	0.2

Stock Options - In the nine month period ended September 30, 2010, 590,000 options were granted with a weighted average fair value per share of $16.93. During the same period in 2009, 505,000 options were granted with a weighted average fair value per share of $12.40. All options were issued at grant date fair value.

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

	Nine months ended September 30,
	2010	2009
Fair value per share ($)	16.93	12.40
Risk-free interest rate (%)	2.34	1.74
Expected option life (years)	5.38	5.37
Expected volatility (%)	34.54	32.10
Expected dividend yield (%)	0.72	0.79

Cash received from option exercises for the nine months ended September 30, 2010 and 2009 was approximately $17.0 million and $4.8 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2010, 253,000 restricted stock awards were granted with a weighted average fair value per share of $52.65. During the same period in 2009, 182,000 awards were granted with a weighted average fair value per share of $41.66. All grants were issued at grant date fair value.

During the nine months ended September 30, 2010, 244,000 restricted awards vested with a weighted average grant date fair value per share of $49.49, at a weighted average vest date fair value per share of $56.53.

Employee Stock Purchase Plan - During the nine month periods ended September 30, 2010 and 2009, participants in the employee stock purchase plan purchased 23,000 and 30,000 shares, respectively, of Roper’s common stock for total consideration of $1.2 million and $1.3 million, respectively. All shares were purchased from Roper’s treasury shares.

6.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$84,263	$56,410	$215,269	$167,557
Currency translation adjustments	36,837	16,752	(11,431)	41,912
Comprehensive earnings	$121,100	$73,162	$203,838	$209,469

7.	Inventories

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials and supplies	$114,592	$111,546
Work in process	31,640	24,557
Finished products	68,866	71,729
Inventory reserves	(34,169)	(29,037)
	$180,929	$178,795

8.	Goodwill

	Industrial Technology	Energy Systems & Controls	Scientific & Industrial Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2009	$431,073	$383,207	$623,786	$950,366	$2,388,432
Additions	-	-	8,593	341,243	349,836
Other	-	(58)	(809)	240	(627)
Currency translation adjustments	(7,677)	(1,994)	(151)	(570)	(10,392)
Balances at September 30, 2010	$423,396	$381,155	$631,419	$1,291,279	$2,727,249

9.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$752,913	$(181,307)	$571,606
Unpatented technology	101,578	(33,532)	68,046
Software	53,408	(30,739)	22,669
Patents and other protective rights	32,762	(20,187)	12,575
Backlog	1,920	(1,920)	-
Trade secrets	2,773	(1,224)	1,549
Assets not subject to amortization:
Trade names	192,455	-	192,455
Balances at December 31, 2009	$1,137,809	$(268,909)	$868,900
Assets subject to amortization:
Customer related intangibles	$984,086	$(222,397)	$761,689
Unpatented technology	152,445	(45,967)	106,478
Software	53,387	(34,368)	19,019
Patents and other protective rights	32,773	(22,333)	10,440
Backlog	1,902	(1,902)	-
Trade secrets	1,604	(247)	1,357
Assets not subject to amortization:
Trade names	229,452	-	229,452
Balances at September 30, 2010	$1,455,649	$(327,214)	$1,128,435

Amortization expense of other intangible assets was $59,546 and $49,313 during the nine months ended September 30, 2010 and 2009, respectively.

10.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine month period ended September 30, 2010, 48,026 notes were converted for $20.1 million in cash and 272,000 shares of common stock at a weighted average share price of $61.09.  No gain or loss was recorded upon these conversions.  In addition, a related $0.9 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid in capital upon the conversions.

On September 30, 2010, the conversion of 479 notes was pending, with settlement dates of October 5 and 6, 2010.  The conversion resulted in the payment of $0.2 million in cash and the issuance of 3,000 shares of common stock at a weighted average share price of $65.30.

At September 30, 2010, the conversion price on the outstanding notes was $420.88.  If converted at September 30, 2010, the value would exceed the $93 million principal amount of the notes by approximately $88 million and would result in the issuance of 1,349,000 shares of Roper’s common stock.

11.	Fair Value of Financial Instruments

Roper’s long-term debt at September 30, 2010 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $579 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $565 million, based on the trading prices of the notes.  Short-term debt included $93 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt.

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.   At September 30, 2010 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper’s $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At September 30, 2010 the fair value of the swap was an asset balance of $19.04 million and was reported in other assets. There was a corresponding increase of $19.09 million in the notes being hedged, which was reported as long term debt.  The impact on earnings for the nine months ended September 30, 2010 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

12.	Contingencies

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2010 is presented below (in thousands).

Balance at December 31, 2009	$7,341
Additions charged to costs and expenses	4,546
Deductions	(4,412)
Other	(42)
Balance at September 30, 2010	$7,433

13.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Net sales:
Industrial Technology	$161,205	$130,538	23.5%	$442,007	$397,730	11.1%
Energy Systems & Controls	123,458	102,988	19.9	348,523	314,997	10.6
Scientific & Industrial Imaging	134,434	78,934	70.3	393,192	238,914	64.6
RF Technology	185,991	173,216	7.4	522,911	544,389	(3.9)
Total	$605,088	$485,676	24.6%	$1,706,633	$1,496,030	14.1%
Gross profit:
Industrial Technology	$82,383	$62,060	32.7%	$223,825	$190,501	17.5%
Energy Systems & Controls	65,590	52,464	25.0	183,884	164,123	12.0
Scientific & Industrial Imaging	82,610	44,169	87.0	238,427	132,385	80.1
RF Technology	91,166	86,827	5.0	257,125	264,717	(2.9)
Total	$321,749	$245,520	31.0%	$903,261	$751,726	20.2%
Operating profit*:
Industrial Technology	$44,954	$30,547	47.2%	$115,462	$91,614	26.0%
Energy Systems & Controls	28,611	19,214	48.9	76,606	59,926	27.8
Scientific & Industrial Imaging	31,193	14,818	110.5	88,323	43,300	104.0
RF Technology	37,155	38,918	(4.5)	104,060	115,724	(10.1)
Total	$141,913	$103,497	37.1%	$384,451	$310,564	23.8%
Long-lived assets:
Industrial Technology	$40,754	$44,522	(8.5)%
Energy Systems & Controls	18,731	23,191	(19.2)
Scientific & Industrial Imaging	35,458	25,805	37.4
RF Technology	34,319	32,406	5.9
Total	$129,262	$125,924	2.7%

*Segment operating profit is calculated as income from operations before unallocated corporate general and administrative expenses. These expenses were $13,680 and $11,625 for the three months ended September 30, 2010 and 2009, respectively, and $36,315 and $35,936 for the nine months ended September 30, 2010 and 2009, respectively.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2010, our allowance for doubtful accounts receivable, sales returns and sales credits was $10.6 million, or 2.7% of total gross accounts receivable as compared to 2.8% at December 31, 2009.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2010, inventory reserves for excess and obsolete inventory were $34.2 million, or 15.9% of gross inventory cost, as compared to 14.0% of gross inventory cost at December 31, 2009.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2010, the accrual for future warranty obligations was $7.4 million or 0.3% of annualized third quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the nine months ended September 30, 2010, we recognized $88.8 million of net sales using this method. In addition, approximately $166.2 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2010. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 25.9%, which was lower than the prior year rate of 27.3%, due primarily to tax planning strategies.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales
Industrial Technology	$161,205	$130,538	$442,007	$397,730
Energy Systems & Controls	123,458	102,988	348,523	314,997
Scientific & Industrial Imaging	134,434	78,934	393,192	238,914
RF Technology	185,991	173,216	522,911	544,389
Total	$605,088	$485,676	$1,706,633	$1,496,030
Gross profit:
Industrial Technology	51.1%	47.5%	50.6%	47.9%
Energy Systems & Controls	53.1	50.9	52.8	52.1
Scientific & Industrial Imaging	61.5	56.0	60.6	55.4
RF Technology	49.0	50.1	49.2	48.6
Total	53.2	50.6	52.9	50.2
Selling, general & administrative expenses:
Industrial Technology	23.2%	24.1%	24.5%	24.9%
Energy Systems & Controls	30.0	32.3	30.8	33.1
Scientific & Industrial Imaging	38.2	37.2	38.2	37.3
RF Technology	29.0	27.7	29.3	27.4
Total	29.7	29.2	30.4	29.5
Segment operating profit:
Industrial Technology	27.9%	23.4%	26.1%	23.0%
Energy Systems & Controls	23.2	18.7	22.0	19.0
Scientific & Industrial Imaging	23.2	18.8	22.5	18.1
RF Technology	20.0	22.5	19.9	21.3
Total	23.5	21.3	22.5	20.8
Corporate administrative expenses	(2.3)	(2.4)	(2.1)	(2.4)
	21.2	18.9	20.4	18.4
Interest expense	(2.8)	(3.0)	(2.9)	(2.8)
Other income	0.4	-	0.1	0.2
Earnings before income taxes	18.8	16.0	17.6	15.8
Income taxes	(4.9)	(4.4)	(5.0)	(4.6)
Net earnings	13.9%	11.6%	12.6%	11.2%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net sales for the quarter ended September 30, 2010 were $605.1 million as compared to $485.7 million in the prior year quarter, an increase of 24.6%. The current year quarter results included $57.8 million, or a 11.9% increase, in sales from acquisitions completed in 2009 and 2010 . We experienced a 13.7% increase in organic growth, and a 1.0% negative impact from foreign currency exchange.

In our Industrial Technology segment, net sales were up 23.5% to $161.2 million in the third quarter of 2010 as compared to $130.5 million in the third quarter of 2009.  The increase was due to broad based sales growth in all operating companies in this segment, led by significant sales growth in our Neptune water meter business as well as new products gaining market share in directional drilling markets.  Gross margins increased to 51.1% for the third quarter of 2010 as compared to 47.5% in the third quarter of 2009 due to operating leverage from higher sales volume. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased from 24.1% in the prior year quarter to 23.2% in the current year quarter. The resulting operating profit margins were 27.9% in the third quarter of 2010 as compared to 23.4% in the third quarter of 2009.

Net sales in our Energy Systems & Controls segment increased by 19.9% to $123.5 million during the third quarter of 2010 compared to $103.0 million in the third quarter of 2009. The increase in sales was due to growth in all businesses in the segment, particularly in our sensor and diesel engine protection products.  Gross margins increased to 53.1% in the third quarter of 2010 compared to 50.9% in the third quarter of 2009 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 30.0% compared to 32.3% in the prior year quarter due to operating leverage from higher sales volume and lower cost levels resulting from the prior year restructuring activities. As a result, operating margins were 23.2% in the third quarter of 2010 as compared to 18.7% in the third quarter of 2009.

Our Scientific & Industrial Imaging segment net sales increased by 70.3% to $134.4 million in the third quarter of 2010 compared to $78.9 million in the third quarter of 2009. Acquisitions completed in 2009 added 53.9%, with 16.4% resulting from internal growth, primarily from strong sales in medical consumables and dosage delivery products.  Gross margins increased to 61.5% in the third quarter of 2010 from 56.0% in the third quarter of 2009 due primarily to operating leverage on higher sales volume and higher gross margin contributions from 2009 acquisitions. SG&A as a percentage of net sales was 38.2% in the third quarter of 2010 as compared to 37.2% in the third quarter of 2009 due to higher SG&A expense structures at the 2009 acquisitions offset partially by operating leverage on higher sales volume. As a result, operating margins were 23.2% in the third quarter of 2010 as compared to 18.8% in the third quarter of 2009.

In our RF Technology segment, net sales were $186.0 million in the third quarter of 2010 as compared to $173.2 million in the third quarter of 2009, an increase of 7.4%. Acquisitions completed in 2009 and 2010 contributed 8.8%, offset partially by a 1.4% decrease in internal growth due to lower tolling project activity in the current year. Gross margins decreased slightly from 50.1% in the prior year quarter to 49.0% in the current year quarter.  SG&A as a percentage of sales in the third quarter of 2010 was 29.0% up from 27.7% in the prior year due to higher cost structures at recent acquisitions. As a result, operating profit margins in the current year quarter were 20.0% as compared to 22.5% in 2009.

Corporate expenses were $13.7 million, or 2.3% of sales, in the third quarter of 2010 as compared to $11.6 million, or 2.4% of sales, in the third quarter of 2009. The dollar increase is due primarily to acquisition related spending and increased incentive based compensation related to higher income levels in the current year.

Interest expense of $17.1 million for the third quarter of 2010 was $2.7 million higher than the third quarter of 2009 due to higher outstanding debt balances in the current year quarter.

Other income in the third quarter of 2010 was $2.6 million, due primarily to foreign exchange gains at our non-U.S. based companies.  This compares to other income of $0.1 million in the third quarter of 2009.

Income taxes were 25.9% of pretax earnings in the current quarter, lower than the prior year rate of 27.3% due primarily to tax planning strategies.

At September 30, 2010, the functional currencies of our European subsidiaries were weaker, and Canadian dollar stronger, against the U.S. dollar compared to currency exchange rates at September 30, 2009 and December 31, 2009.  The currency changes resulted in an increase of $37.2 million in the foreign exchange component of comprehensive earnings for the current year quarter.  Approximately $21.2 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. Operating results in the third quarter of 2010 decreased slightly due to the fluctuation of other currencies against the U.S. dollar as compared to a year ago. This difference, translated into U.S. dollars, was less than 2% of our income from operations.

Net orders were $653.9 million for the quarter, 31.1% higher than the third quarter 2009 net order intake of $498.9 million.  Orders increased across all of our segments as the economic recovery strengthened throughout the third quarter of 2010.  Acquisitions made in 2009 and 2010 contributed 12.5% to the current quarter orders. Overall, our order backlog at September 30, 2010 was up 39.0% as compared to September 30, 2009.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30
	2010	2009	2010	2009
Industrial Technology	$169,887	$125,776	$98,463	$53,446
Energy Systems & Controls	135,224	104,593	98,848	68,515
Scientific & Industrial Imaging	152,499	84,329	99,387	75,780
RF Technology	196,265	184,243	473,751	356,477
	$653,875	$498,941	$770,449	$554,218

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net sales for the nine months ended September 30, 2010 were $1.7 billion as compared to $1.5 billion in the prior year nine month period, an increase of 14.1%. The increase is comprised of a 5.6% increase in internal sales and an increase of 8.5% from acquisitions.

In our Industrial Technology segment, net sales increased by 11.1% to $442.0 million in the first nine months of 2010 as compared to $397.7 million in the first nine months of 2009.  The increase was due primarily to sales growth in our Neptune water meter business, as well as increased sales in our materials testing businesses as customer manufacturing facilities which had experienced slowdowns or temporary shutdowns in 2009 came back on line or increased production.  Gross margins increased to 50.6% for the first nine months of 2010 as compared to 47.9% in the first nine months of 2009 due to operating leverage from higher sales volume.  SG&A expenses as a percentage of net sales were 24.5%, down from 24.9% in the prior year nine month period, due to operating leverage from higher sales volume.  The resulting operating profit margins were 26.1% in the first nine months of 2010 as compared to 23.0% in the first nine months of 2009.

Net sales in our Energy Systems & Controls segment increased by 10.6% to $348.5 million during the first nine months of 2010 compared to $315.0 million in the first nine months of 2009.  The increase in sales was due to a rebound in industrial process end markets as well as increased sales in diesel engine protection products.  Gross margins were 52.8% in the first nine months of 2010, relatively unchanged from 52.1% in the first nine months of 2009. SG&A expenses as a percentage of net sales were 30.8% as compared to 33.1% in the prior year nine month period due to lower cost levels resulting from the prior year restructuring activities. Operating margins were 22.0% in the first nine months of 2010 as compared to 19.0% in first nine months of 2009.

In our Scientific & Industrial Imaging segment net sales increased 64.6% to $393.2 million in the first nine months of 2010 as compared to $238.9 million in the first nine months of 2009. Acquisitions completed in 2009 added 48.5%, with 14.6% resulting from organic growth, primarily from increased sales in our electron microscopy and camera businesses, as well as a positive 1.5% impact from foreign currency.  Gross margins increased to 60.6% in the first nine months of 2010 from 55.4% in the first nine months of 2009, due primarily to operating leverage on higher sales volume and higher gross margin contributions from 2009 acquisitions. SG&A as a percentage of net sales increased to 38.2% in the nine month period ended September 30, 2010 as compared to 37.3% in the prior year period due to higher SG&A expense structures at the 2009 acquisitions offset partially by operating leverage on higher sales volume. Operating margins were 22.5% in the first nine months of 2010 as compared to 18.1% in the first nine months of 2009.

In our RF Technology segment, net sales were $522.9 million compared to $544.4 million in the first nine months of 2009, a decrease of 3.9%.  Sales from acquisitions added 2.2% in the current year, which were more than offset by lower violation and traffic volumes and lower project activity in the current year. Gross margins were slightly higher at 49.2% in the current year as compared to 48.6% in the prior year, due to product mix in our transportation businesses.  SG&A as a percentage of sales in the first nine months of 2010 was 29.3%, an increase from 27.4% in the prior year due to higher cost structures at recent acquisitions.  Operating profit margins were 19.9% in 2010 as compared to 21.3% in 2009.

Corporate expenses increased by $0.4 million to $36.3 million, or 2.1% of sales, in the first nine months of 2010 as compared to $35.9 million, or 2.4% of sales, in the first nine months of 2009.

Interest expense of $49.6 million for the first nine months of 2010 was $7.9 million higher as compared to $41.7 million in the first nine months of 2009. The increase in interest expense is due to the higher fixed rate of our senior notes due 2013, issued in September 2009, that were outstanding throughout 2010 as compared to the variable rate borrowings under the credit facility that were outstanding throughout most of the first nine months of 2009.

Other income in the first nine months of 2010 was $1.4 million, due primarily to foreign exchange gains at our non-U.S. based companies.  Other income was $2.9 million in the first nine months of 2009 due primarily to a pre-tax gain related to the sale of certain assets of our satellite communications business, offset partially by foreign exchange losses at our non-U.S. based companies.

Income taxes were 28.2% of pretax earnings in the first nine months of 2010, lower than the rate of 29.0% in the first nine months of 2009, due primarily to tax planning strategies.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine month periods ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cash provided by/(used in):
Operating activities	$139.1	$87.0	$344.4	$247.8
Investing activities	(528.4)	(7.4)	(555.0)	(13.0)
Financing activities	341.9	(48.7)	293.3	(166.5)

Operating activities - Net cash provided by operating activities in the third quarter of 2010 increased by $52.1 million or 59.9% over the prior year third quarter.  In the nine month period ending September 30, 2010, operating cash flow increased by $96.6 million, or 39.0% over the prior year nine month period.  The increases in both the three and nine month periods were due to higher net income, working capital management and the timing of tax payments.

Investing activities - Cash used in investing activities during the third quarter of 2010 was for primarily business acquisitions.  Cash used in investing activities during the third quarter of 2009 was primarily for capital expenditures.  Cash used in investing activities in the nine months ended September 30, 2010 was for business acquisitions and capital expenditures.  Cash used in investing activities in the nine months ended September 30, 2009 was for capital expenditures, offset partially by proceeds from the sale of assets.

Financing activities - Cash provided by financing activities in both the three month and nine month periods ended September 30, 2010 was from borrowings related to business acquisitions and stock option proceeds, offset partially by  dividend payments.  Cash used in financing activities in both the three month and nine month periods ended September 30, 2009 was for principal debt payments and dividends.

Total debt at September 30, 2010 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$519,086
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	93,404
$750 million revolving credit facility	358,000
Other	6,040
Total debt	1,476,530
Less current portion	95,788
Long-term debt	$1,380,742

*Inclusive of fair value swap adjustment of $19.1 million.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2010, outstanding borrowings under the facility were $358.0 million.  At September 30, 2010, we had $6.0 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $53 million of outstanding letters of credit. We expect that our available borrowing capacity combined with cash flows from existing business will be sufficient to fund normal operating requirements.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2010.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $293.3 million at September 30, 2010 compared to $337.8 million at December 31, 2009, reflecting decreases in working capital due primarily to accounts payable management, increased deferred revenue and increased accrued compensation.  Total debt increased to $1.48 billion at September 30, 2010 compared to $1.15 billion at December 31, 2009 due to borrowings related to business acquisitions partially offset by the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table:

	September 30, 2010	December 31, 2009
Total Debt	$1,476,530	$1,153,758
Cash and Cash Equivalents	(250,813)	(167,708)
Net Debt	1,225,717	986,050
Stockholders’ Equity	2,636,375	2,421,490
Total Net Capital	$3,862,092	$3,407,540

Net Debt / Total Net Capital	31.7%	28.9%

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $20.4 million and $18.7 million were incurred during the nine months ended September 30, 2010 and 2009, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  At September 30, 2010 an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus LIBOR.  Variable rate debt also included $358 million in outstanding borrowings under the unsecured credit facility.  An increase in interest rates of 1% would increase our annualized pre-tax interest costs by approximately $8.6 million.

At September 30, 2010, we had $593 million of fixed rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At September 30, 2010, the prevailing market rates for long term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 1.0% to 0.7% lower, respectively, than the fixed rates on our senior notes.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 23.7% of our total third quarter sales and 62.9% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against most European currencies and weakened against the Canadian dollar during the third quarter of 2010 versus the third quarter of 2009. The difference between the current quarter operating results translated into U.S. dollars at exchange rates experienced during the third quarter of 2010 versus exchange rates experienced during the third quarter of 2009 was not material and resulted in decreased operating profits of less than 2%. If these currency exchange rates had been 10% different throughout the third quarter of 2010 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $2.5 million.

The U.S. dollar was stronger against most European currencies and weaker against the Canadian dollar at September 30, 2010 versus December 31, 2009. The changes in these currency exchange rates resulted in a decrease in net assets of $11.9 million that was reported as a component of comprehensive earnings, $10.4 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Item 5.                           Exhibits

10.1	Employee Stock Purchase Plan, as amended and restated, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 5, 2010
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	November 5, 2010
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 5, 2010
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

10.1	Employee Stock Purchase Plan, as amended and restated, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.