Form 10-K
period 2010-12-31
ROPER INDUSTRIES INC
filed 2011-02-25
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes  ☑ No

Based on the closing sale price on the New York Stock Exchange on June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $5,335,038,039.

Number of shares of Registrant’s Common Stock outstanding as of February 18, 2011: 95,336,634.
----------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 1, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Information About Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  The words "estimate,” "plan,” "project,” "intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

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

Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes medical and scientific imaging products and software, energy systems and controls, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets including RF applications, medical, water, energy, research, education, food and food services, security and other niche markets.

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

Diversified End Markets and Geographic Reach - Over the past decade, we have strategically expanded the number of end markets we serve to expand our opportunities for growth. We have a global presence, with sales of products manufactured and exported from the United States (“U.S.”) and manufactured abroad and sold to customers outside the U.S. totaling $944 million in 2010.  Information regarding our international operations is set forth in Note 15 of the notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $102.4 million in 2010 as compared to $83.4 and $87.4 million in 2009 and 2008, respectively. Research and development expense as a percentage of sales increased to 4.3% in 2010 from 4.1% in 2009. The percentage has increased as the mix of our businesses shifts to higher technology, medical and software platforms.

Our Business Segments

Our operations are reported in four segments based upon common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Medical and Scientific Imaging, Energy Systems and Controls, Industrial Technology and RF Technology. Financial information about our business segments is presented in Note 15 of the notes to Consolidated Financial Statements.

Medical and Scientific Imaging

Our Medical and Scientific Imaging segment principally offers products and software in medical applications, high performance digital imaging products and software and handheld and vehicle mount computers. These products and solutions are provided through six U.S-based and one Canadian-based operating units. For 2010, this segment had net sales of $548.7 million, representing 23.0% of our total net sales.

Medical Products and Software - We manufacture and sell patient positioning devices for use in radiation oncology and supply diagnostic and therapeutic disposable products used in ultrasound imaging for minimally invasive medical procedures.  We also design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.

Digital Imaging Products and Software - We manufacture and sell extremely sensitive, high-performance charged couple device (“CCD”) and complementary metal oxide semiconductor (“CMOS”) cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including transmission electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, security and other end-user markets such as biological and material science. They are frequently incorporated into products by original equipment manufacturers (“OEMs”).

Handheld and Vehicle Mount Computers and Software - We manufacture and sell fully rugged handheld and vehicle mount computers for utility (principally water management) and non-utility markets.

Backlog – Our Medical and Scientific Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEM and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $103.8 million at December 31, 2010, as compared to $73.7 million at December 31, 2009.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and non-destructive inspection and measurement products and solutions, which are provided through six U.S.-based operating units. For 2010, this segment had net sales of $503.9 million, representing 21.1% of our total net sales.

Control Systems - We manufacture control systems and panels and provide related engineering and commissioning services for turbomachinery applications, predominately in energy markets.

Fluid Properties Testing Equipment - We manufacture and sell automated and manual test equipment to determine physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation range of liquids and gases for the petroleum and other industries.

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

Non-destructive Inspection and Measurement Instrumentation - We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, vibration sensors, switches and transmitters. These solutions are applied principally in energy markets. Many of these products are designed for use in hazardous environments.

Backlog - The Energy Systems and Controls operating units’ sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $104.5 million at December 31, 2010 compared to $70.9 million at December 31, 2009.

Distribution and Sales - Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors.

Industrial Technology

Our Industrial Technology segment produces industrial pumps, equipment and consumables for materials analysis, industrial leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading (“AMR”) products and systems. These products and solutions are provided through six U.S.-based and two European-based operating units. For 2010, this segment had net sales of $607.6 million, representing 25.5% of our total net sales.

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

Industrial Leak Testing Equipment - We manufacture and sell products and systems to test for leaks and confirm the integrity of assemblies and sub-assemblies in automotive, medical and industrial applications.

Flow Measurement Equipment - We manufacture and distribute turbine and positive displacement flow meters, emissions measurement equipment and flow meter calibration products for aerospace, automotive, power generation and other industrial applications.

Water Meter and AMR Products and Systems - We manufacture and distribute several classes of water meter products serving the residential, commercial and industrial water management markets, and several lines of automatic meter reading products and systems serving these markets.

Backlog - The Industrial Technology operating units’ sales reflect a combination of standard products and specially engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain OEMs may extend shipment for longer periods. This segment’s backlog of firm unfilled orders, including blanket purchase orders, totaled $114.0 million at December 31, 2010, as compared to $52.1 million at December 31, 2009.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

RF Technology

Our RF Technology segment provides radio frequency identification (“RFID”) communication technology and software solutions that are used primarily in toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service in the freight matching and food industries and metering and remote monitoring applications. These products and solutions are provided through six U.S.-based and one European-based operating units. This segment had sales of $725.9 million for the year ended December 31, 2010, representing 30.4% of our total net sales.

Toll and Traffic Systems - We manufacture and sell toll tags and monitoring systems as well as provide transaction and violation processing services for toll and traffic systems to both governmental and private sector entities. In addition, we provide intelligent traffic systems that assist customers in improving traffic flow and infrastructure utilization.

Card Systems/Integrated Security Solutions - We provide card systems and integrated security solutions to education, health care and other markets. In the education and health care markets, we also provide an integrated nutrition management solution.

Software-as-a-Service - We maintain electronic marketplaces that match 1) available capacity of trucking units with the available loads of freight to be moved from location to location throughout North America and 2) food suppliers, distributors and vendors, primarily in the perishable food sector.

Metering and Remote Monitoring - We manufacture and sell meter reading, data logging and pressure control products for use in water, gas and electricity applications.  We also provide network monitoring, leakage reduction and pressure control services in water and gas distribution networks.

Backlog - The RF Technology operating units’ sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders totaled $463.1 million at December 31, 2010 compared to $368.8 million at December 31, 2009.

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

Environmental Matters and Other Governmental Regulation

Our operations and properties are subject to laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and, as a result, could be subject to potentially material liabilities relating to the investigation and clean-up of contaminated properties and related claims. We are required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.

Customers

No customer accounted for 10% or more of net sales for 2010 for any segment or for Roper as a whole.

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

Employees

As of December 31, 2010, we had approximately 8,050 total employees, with approximately 5,870 located in the United States. Approximately 180 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

All reports filed electronically by Roper with the United States Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.roperind.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material Roper files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s Corporate Governance Guidelines; the charters of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee; and the Code of Business Conduct & Ethics are also available on the Company’s website.  Any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the New York Stock Exchange (the “NYSE”).

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding Roper’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, Roper filed with the NYSE the Chief Executive Officer certification regarding Roper’s compliance with the NYSE’s Corporate Governance Listing Standards (the “Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards. The certification was filed with the NYSE on June 29, 2010 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

ITEM 1A.                      RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2010, we had $1.34 billion in total consolidated indebtedness. In addition, we had $468 million undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity.  Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions.

Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

•	place us at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources;
•	limit our ability to borrow additional funds;
•	limit our ability to complete future acquisitions;
•	limit our ability to pay dividends;
•	limit our ability to make capital expenditures; and
•	increase our vulnerability to general adverse economic and industry conditions.

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

Our credit facility contains covenants requiring us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to meet the financial covenants or requirements in our credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions contained in our facility could result in an event of default under this facility. Upon the occurrence of an event of default under our credit facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under this facility or our other indebtedness.

Unfavorable changes in foreign exchange rates may significantly harm our business.

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds and Danish krone. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 25% of our total net sales for the year ended December 31, 2010 compared to 23% for the year ended December 31, 2009. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings. At present, we do not hedge against foreign currency risks.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for approximately 15% of our net sales for the years ended December 31, 2010 and December 31, 2009. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of and for the year ended December 31, 2010, approximately 26% of our net sales and 18% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

•	adverse changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	trade protection measures and import or export requirements;
•	subsidies or increased access to capital for firms that are currently, or may emerge as, competitors in countries in which we have operations;
•	partial or total expropriation;
•	potentially negative consequences from changes in tax laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements.

The occurrence of any of these events could materially harm our business.

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability.

Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

Product liability, insurance risks and increased insurance costs could harm our operating results.

Our business exposes us to product liability risks that are inherent in the design, manufacturing and distribution of our products. In addition, certain of our products are used in hazardous environments. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against losses. We also maintain other insurance policies, including directors’ and officers’ liability insurance. Our insurance costs increased in prior periods and may continue to increase in the future. We believe that we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs could have an adverse impact on our operating results.

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

Our operations and properties are subject to laws and regulations relating to environmental protection, including air emissions, water discharges, waste management and workplace safety. These laws and regulations can result in the imposition of substantial fines and sanctions for violations and could require the installation of pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in the countries in which we operate as these requirements change.

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

Some of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to, the industrial and energy markets. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter. The business cycles of our different operations may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.

Our intangible assets are valued at an amount that is high relative to our total assets, and a write-off of our intangible assets would negatively affect our results of operations and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2010, goodwill totaled $2.73 billion compared to $2.75 billion of stockholders’ equity, which was 54% of our total assets of $5.07 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

We depend on our ability to develop new products, and any failure to develop or market new products could adversely affect our business.

The future success of our business will depend, in part, on our ability to design and manufacture new competitive products and to enhance existing products so that our products can be sold with high margins. This product development may require substantial internal investment. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products or that we will otherwise be able to successfully develop and market new products. Failure of our products to gain market acceptance or our failure to successfully develop and market new products could reduce our margins, which would have an adverse effect on our business, financial condition and results of operations.

Our technology is important to our success and our failure to protect this technology could put us at a competitive disadvantage.

Many of our products rely on proprietary technology; therefore we believe that the development and protection of intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements and other contractual provisions is important to the future success of our business. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology.  Current and future actions to enforce these rights may result in substantial costs and diversion of resources and we make no assurances that any such actions will be successful.

Any business disruptions due to political instability, armed hostilities, incidents of terrorism or natural disasters could adversely impact our financial performance.

If terrorist activity, armed conflict, political instability or natural disasters occur in the U.S. or other locations, such events may negatively impact our operations, cause general economic conditions to deteriorate or cause demand for our products to decline. A prolonged economic slowdown or recession could reduce the demand for our products, and therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None

ITEM 2.                      PROPERTIES

Roper’s corporate offices, consisting of 22,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 114 principal locations around the world to support our operations, of which 50 are manufacturing facilities, and the remaining 64 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe that we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2010.

Segment	Region	Office	Office & Manufacturing
		Leased	Leased	Owned
Industrial Technology		(amounts in thousands of square feet)
	US	53	294	524
	Canada	36	-	-
	Europe	31	88	479
	Asia	9	-	-
	Mexico	-	60	-
Energy Systems & Controls
	US	-	289	-
	Canada	-	44	-
	Europe	26	20	128
	Asia	11	30	34
Medical & Scientific Imaging
	US	86	212	127
	Canada	-	92	-
	Europe	8	30	-
RF Technology
	US	818	142	-
	Canada	11	-	-
	Europe	17	-	16

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2010 and 2009 quarters.

		High	Low	Cash Dividends Declared
2010	4th Quarter	$ 78.43	$ 64.98	$ 0.1100
	3rd Quarter	65.59	54.78	0.0950
	2nd Quarter	63.91	55.47	0.0950
	1st Quarter	58.34	50.08	0.0950

2009	4th Quarter	$ 55.04	$ 47.50	$ 0.0950
	3rd Quarter	53.05	42.27	0.0825
	2nd Quarter	47.99	41.03	0.0825
	1st Quarter	45.73	36.96	0.0825

Based on information available to us and our transfer agent, we believe that as of February 18, 2011 there were 231 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2010, our Board of Directors increased the quarterly dividend paid January 28, 2011 to $0.110 per share from $0.095 per share, an increase of 15.8%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2010, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2010, the cumulative total stockholder return for the Company’s common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s 500 Industrials Index (the “S&P 500 Industrials”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the common stock of the Company, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Roper Industries, Inc.	100.00	127.83	159.85	111.56	135.59	199.18
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P 500 Industrials	100.00	113.29	126.92	76.25	92.21	116.86

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

	Years ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
Operations data:
Net sales	$2,386,112	$2,049,668	$2,306,371	$2,102,049	$1,700,734
Gross profit	1,275,126	1,043,138	1,188,288	1,058,395	861,325
Income from operations	514,294	395,396	486,161	438,354	337,653
Net earnings	322,580	239,481	281,874	245,705	189,285

Per share data:
Basic earnings per share	$3.42	$2.64	$3.15	$2.78	$2.18
Diluted earnings per share	3.34	2.58	3.01	2.64	2.08

Dividends declared	0.3950	0.3425	0.3000	0.2675	0.2414

Balance sheet data:
Working capital	$458,446	$392,734	$239,400	$291,047	$53,946
Total assets	5,069,524	4,327,736	3,971,538	3,453,184	2,995,359
Long-term debt, less current portion	1,247,703	1,040,962	1,033,689	727,489	726,881
Stockholders’ equity	2,750,907	2,421,490	2,003,934	1,794,643	1,496,004

(1)	Includes results from the acquisitions of Heartscape, Inc. from February 22, 2010 and iTradeNetwork, Inc. from July 27, 2010.
(2)	Includes results from the acquisitions of United Toll Systems, LLC. from October 30, 2009 and Verathon, Inc. from December 3, 2009.
(3)
Includes results from the acquisitions of CBORD Holdings Corp. from February 20, 2008, Chalwyn Ltd. from June 18, 2008, Getloaded.com, LLC from July 17, 2008, Horizon Software Holdings, Inc. from August 27, 2008 and Technolog Holdings Ltd. from September 10, 2008.

(4)
Includes results from the acquisitions of JLT Mobile Computers, Inc. from February 21, 2007, DJ Instruments from February 28, 2007, Roda Deaco Valve, Ltd. from March 22, 2007, Dynamic Instruments, Inc. from June 21, 2007, and Black Diamond Advanced Technology, LLC from September 24, 2007.

(5)
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

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency products and services. We market these products and services to selected segments of a broad range of markets including RF applications, medical, water, energy, research, education, food and food services, security and other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our acquisition investments. On February 22, 2010, we purchased the assets of Heartscape, Inc., including a technology with the capability to improve the speed and accuracy of detecting heart attacks. On July 27, 2010, we purchased iTradeNetwork, Inc., (“iTrade”) a global provider of software-as–a-service (“SaaS”) based trading network and business intelligence solutions primarily to the perishable food market.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States, (“GAAP”). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2010 included in this Annual Report.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation, future warranty obligations, revenue recognition (percentage-of-completion), income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes, which are not allocated to our business segments, affect each of our business segments. These issues are evaluated using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2010, our allowance for doubtful accounts receivable was $7.9 million and our allowance for sales returns and sales credits was $2.4 million, for a total of $10.3 million, or 2.6% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2010 was $0.8 million lower than at December 31, 2009.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2010, inventory reserves for excess and obsolete inventory were $32.5 million, or 15.4% of gross inventory cost, as compared to $29.0 million, or 14.0% of gross inventory cost, at December 31, 2009. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2010, 2009, and 2008.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2010, we recognized revenue of approximately $131.0 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $142.5 million and $127.9 million of revenue was recognized using this method during the years ended December 31, 2009 and December 31, 2008, respectively. At December 31, 2010, approximately $157.7 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2010, our effective income tax rate was 28.1%, which was lower than the 2009 rate of 29.5% due primarily to certain foreign tax planning initiatives and an increase in the Section 199 qualifying production activities deduction.

We account for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment using a two-step method on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 25 different business components with individual amounts ranging from zero to approximately $536 million. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment on an annual basis using a one-step fair value based approach. We conduct these reviews for all of our reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2010.

Results of Operations

The following table sets forth selected information for the years indicated.  Dollar amounts are in thousands and percentages are of net sales.

	Years ended December 31,
	2010	2009	2008
Net sales
Industrial Technology	$607,564	$536,219	$687,622
Energy Systems and Controls(1)	503,897	440,919	548,214
Medical and Scientific Imaging(2)	548,718	354,776	375,542
RF Technology(3)	725,933	717,754	694,993
Total	$2,386,112	$2,049,668	$2,306,371

Gross profit:
Industrial Technology	51.0%	47.6%	48.5%
Energy Systems and Controls	53.7	53.1	53.8
Medical and Scientific Imaging	61.3	56.5	55.0
RF Technology	49.4	49.3	50.8
Total	53.4	50.9	51.5

Operating profit:
Industrial Technology	26.7%	23.1%	25.9%
Energy Systems and Controls	23.9	21.0	23.1
Medical and Scientific Imaging	23.8	20.9	19.9
RF Technology	20.8	21.5	23.0
Total	23.6	21.7	23.4

Corporate administrative expenses	(2.1)%	(2.4)%	(2.3)%
Income from continuing operations	21.6	19.3	21.1
Interest expense	(2.8)	(2.9)	(2.6)
Loss on extinguishment of debt	-	-	(0.1)
Other income/(expense)	-	0.2	0.2
Income from continuing operations before taxes	18.8	16.6	18.6
Income taxes	(5.3)	(4.9)	(6.4)

Net earnings	13.5%	11.7%	12.2%

(1)	Includes results from the acquisitions of Tech-Pro from March 20, 2008, and Chalwyn from June 18, 2008.
(2)	Includes results from the acquisition of Verathon from December 3, 2009.
(3)
Includes results from the acquisitions of CBORD from February 20, 2008, Getloaded from July 17, 2008, Horizon from August 27, 2008, Technolog from September 10, 2008, UTS from October 30, 2009 and iTrade from July 27, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales for the year ended December 31, 2010 were $2.39 billion as compared to sales of $2.05 billion for the year ended December 31, 2009, an increase of 16.4%. The increase was the result of internal sales growth of 7.8% as well as a full year of sales from our 2009 acquisitions of UTS and Verathon and five months of sales from iTrade. Net sales of these acquisitions accounted for approximately $179 million of additional sales in 2010 over 2009.

Our Medical and Scientific Imaging segment reported a $193.9 million or 54.7% increase in net sales for the year ended December 31, 2010 over the year ended December 31, 2009.  Acquisitions added $147.9 million in sales, while organic sales increased 12.5% due to broad-based increases in medical, imaging and handheld computer markets.  The impact from foreign exchange was a positive 1.0%, resulting in internal growth of 13.5%.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2010 increased by $63.0 million or 14.3% over the year ended December 31, 2009. The increase in sales was due to broad-based recovery in the markets served by the segment which led to increased demand for our instruments, valves and sensors sold into these markets.

Net sales for our Industrial Technology segment increased by $71.3 million or 13.3% for the year ended December 31, 2010 over the year ended December 31, 2009. The increase was due to a broad based economic recovery in the industrial end markets, strong sales growth in our Neptune water meter business and increased sales in our materials testing businesses as customer manufacturing facilities which had experienced slowdowns or temporary shutdowns in 2009 came back on line or increased production.

In our RF Technology segment, net sales for the year ended December 31, 2010 increased by $8.2 million or 1.1% over the year ended December 31, 2009. Internal sales decreased 3.2% due to delays in transportation projects due to temporary reductions in state and local governmental funding.  Partial year results from the acquisition of iTrade and full-year results of UTS added 4.3%.

In 2009, in order to mitigate the effects of the weakened global economy on our financial results, we committed to certain severance and related cost-control actions.  The cost of these actions during the year ended December 31, 2009 totaled $12.4 million, $4.1 million of which was recorded as cost of goods sold and the remaining $8.3 million as selling, general and administrative (“SG&A”) expense.  As of December 31, 2010, $12.0 million in cash payments had been made, with the remaining $0.4 million reported as accrued liabilities, which are expected to be paid in 2011.  We had no additional material severance and related cost control actions in 2010.

Our overall gross profit percentage was 53.4% for the year ended December 31, 2010, as compared to 50.9% for the year ended December 31, 2009.  Our Industrial Technology and Energy Systems and Controls segments both experienced higher gross margins due to higher sales volume while maintaining a relatively flat cost structure. Medical and Scientific Imaging segment gross margins increased primarily due to additional sales from medical products which have a higher gross margin. Our RF Technology segment gross margins were relatively unchanged.

Selling, general and administrative expenses increased $113.1 million to $760.8 million in 2010 as compared to $647.7 million in 2009, while increasing as a percentage of net sales to 31.9% for the year ended December 31, 2010 as compared to 31.6% for the year ended December 31, 2009.  The full year inclusion of Verathon accounted for $72 million of the increase.  In addition, our research and development spending increased $19 million as we continued to invest in new product development.

Interest expense increased $8.0 million, or 13.6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The increase is due primarily to higher interest rates in the current year, which accounted for approximately $5 million of the increase, and a higher average debt balance throughout 2010.

Other income for the year ended December 31, 2010 was $0.6 million, which was primarily due to gain on sale of assets offset by foreign exchange losses.  Other income for the year ended December 31, 2009 was $3.5 million, primarily due to a pre-tax gain of $4.1 million related to the sale of certain assets of our satellite communications business, partially offset by a $0.4 million pre-tax debt extinguishment charge for the early repayment of our term loan and foreign exchange losses at our non-U.S. based companies.

During 2010, our effective income tax rate was 28.1% versus 29.5% in 2009. This decrease was due primarily to certain foreign tax planning initiatives and an increase in the Section 199 qualifying production activities deduction.

At December 31, 2010, the functional currencies of our European subsidiaries were weaker, and the Canadian dollar stronger, against the U.S. dollar compared to currency exchange rates at December 31, 2009. The net result of these changes led to a decrease in the foreign exchange component of comprehensive earnings of $19.8 million in the year ending December 31, 2010. Approximately $15.5 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2010, operating profit decreased by less than 0.5% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2010 and 2009 (dollar amounts in thousands).

	2010	2009	change
Industrial Technology	$669,882	$528,208	26.8%
Energy Systems and Controls	538,861	427,003	26.2
Medical and Scientific Imaging	578,957	349,132	65.8
RF Technology	748,536	719,666	4.0
Total	$2,536,236	$2,024,009	25.3%

The increase in orders was due to internal growth of 15.8%, as well as orders from acquisitions which added $195 million.  Our Industrial Technology and Energy Systems and Controls segments experienced strong internal growth throughout 2010, as did our Medical and Scientific Imaging segment which also experienced an increase of $159 million due to 2009 acquisitions.  In our RF Technology segment, internal orders decreased by 1.1%, which was more than offset by acquisition growth.

The following table summarizes order backlog information at December 31, 2010 and 2009 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2010	2009	change
Industrial Technology	$113,981	$52,079	118.9%
Energy Systems and Controls	104,466	70,901	47.3
Medical and Scientific Imaging	103,769	73,747	40.7
RF Technology	463,115	368,762	25.6
Total	$785,358	$565,489	38.9%

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

In order to mitigate the effects of the weakened global economy on our financial results, we committed to certain severance and related cost-control actions during the year ended December 31, 2009.  The cost of these actions totaled $12.4 million, $4.1 million of which was recorded as cost of goods sold and the remaining $8.3 million as selling, general and administrative (“SG&A”) expense.  As of December 31, 2010, $12.0 million in cash payments had been made, with the remaining $0.4 million reported as accrued liabilities, which are expected to be paid in 2011.  We had no additional material severance and related cost control actions in 2010. The impact of these costs on our business segment results is included below.

Our Medical and Scientific Imaging segment reported a $20.8 million or 5.5% decrease in net sales for the year ended December 31, 2009 over the year ended December 31, 2008.  Organic sales decreased 7.3% due to lower shipments to research and imaging markets and the impact from foreign exchange was negative 1.6%.  These declines were slightly offset by one month of sales from Verathon.

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

Our overall gross profit percentage was 50.9% for the year ended December 31, 2009, as compared to 51.5% for the year ended December 31, 2008.  The $4.1 million in restructuring charges included in cost of goods sold represented 0.2% as a percentage of net sales in 2009, as our restructuring and other cost containment actions at the business unit level nearly offset the negative operating leverage on decreased sales. Our Industrial Technology and Energy Systems and Controls segments both experienced lower gross margins due to the decline in sales as a result of weakness in their end markets. Medical and Scientific Imaging segment gross margins increased primarily due to favorable product mix, lower costs and favorable leverage due to a record fourth quarter sales performance. Our RF Technology segment gross margins were negatively impacted by an unfavorable product mix due to higher service revenue and lower hardware shipments in transportation end markets.

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

The following table summarizes our net order information for the years ended December 31, 2009 and 2008 (dollar amounts in thousands).

	2009	2008	change
Industrial Technology	$528,208	$656,176	(19.5)%
Energy Systems and Controls	427,003	541,472	(21.1)
Medical and Scientific Imaging	349,132	383,543	(9.0)
RF Technology	719,666	722,670	(0.4)
Total	$2,024,009	$2,303,861	(12.1)%

The decrease in orders is due to overwhelming weaknesses in world markets, however, order backlog as of December 31, 2009, only decreased by 4.1% as compared to December 31, 2008.  This was due primarily to a fourth quarter order increase in our Medical and Scientific Imaging and RF Technology segments.

The following table summarizes order backlog information at December 31, 2009 and 2008 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2009	2008	change
Industrial Technology	$52,079	$59,128	(11.9)%
Energy Systems and Controls	70,901	84,997	(16.6)
Medical and Scientific Imaging	73,747	80,020	(7.8)
RF Technology	368,762	365,669	0.8
Total	$565,489	$589,814	(4.1)%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):
	2010	2009	2008
Cash provided by/(used in):
Operating activities	$499.5	$367.5	$434.4
Investing activities	(563.3)	(374.2)	(739.3)
Financing activities	167.6	(13.6)	187.9

Operating activities - The increase in cash provided by operating activities in 2010 was primarily due to higher earnings over the prior year, increased compensation-related accruals related to higher income levels in 2010 and increased intangible amortization related to recent acquisitions.

Investing activities - Cash used by investing activities during 2010, 2009, and 2008 were primarily business acquisitions.

Financing activities - Cash provided by financing activities during each of these years was primarily debt borrowings for acquisitions partially offset by debt payments made using cash from operations and in 2009 also included $121 million of proceeds from issuance of common stock, net of issuance costs.  Cash used by financing activities in all periods was primarily debt repayments.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $281.4 million at December 31, 2010 compared to $337.8 million at December 31, 2009. We acquired negative net working capital of $5.9 million through business acquisitions during 2010.

Total debt was $1.3 billion at December 31, 2010 (32.8% of total capital) compared to $1.2 billion at December 31, 2009 (32.3% of total capital). Our increased debt at December 31, 2010 compared to December 31, 2009 was due to borrowings for 2010 acquisitions, partially offset by debt payments made using cash from operations.

Our senior unsecured credit facility originally consisted of a two year $350 million term loan and a five year $750 million revolving loan; however, the term loan portion was repaid in September 2009 and cannot be reborrowed.  The weighted average interest rate on the revolver borrowings under the facility at December 31, 2010 was 1.56%. At December 31, 2010, our debt consisted of $91 million in senior subordinated convertible notes due in 2034, $500 million of senior notes due 2013, $500 million of senior notes due 2019, and $230 million outstanding under the revolving loan. In addition, we had $6.0 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. The Company had $55.3 million of outstanding letters of credit at December 31, 2010, of which $51.9 million were covered by our lending group, thereby reducing its remaining revolving credit capacity commensurately. We expect that our available borrowing capacity, combined with existing cash balances and cash flows expected to be generated from existing businesses, will be sufficient to fund normal operating requirements and finance additional acquisitions.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2010.

Capital expenditures of $28.6 million, $25.9 million and $30.0 million were incurred during 2010, 2009, and 2008, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

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

The credit facility contains affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

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

During 2009 we entered into an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges , which effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the three month London Interbank Offered Rate (“LIBOR”).  Due to the application of fair value hedge accounting for the swaps, the notes are shown in the balance sheet net of a $14.1 million fair value adjustment at December 31, 2010 and $(3.2) million at December 31, 2009.

Senior Subordinated Convertible Notes - In December 2003, we issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes was payable semiannually, beginning July 15, 2004, until January 15, 2009, after which cash interest will not be paid on the notes prior to maturity unless contingent cash interest becomes payable. Since January 15, 2009, interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. In accordance with this criterion, contingent interest has been paid for each six month period since January 15, 2009.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2010 (in thousands).

Contractual Cash Obligations1	Total	Payments Due in Fiscal Year
		2011	2012	2013	2014	2015	Thereafter
Long-term debt	$1,335,073	$90,981	$-	$744,092	$-	$-	$500,000
Senior note interest2	281,250	31,250	31,250	31,250	31,250	31,250	125,000
Capital leases	5,972	2,361	1,331	831	416	397	636
Operating leases	119,387	31,769	25,084	19,603	14,373	10,742	17,816
Total	$1,741,682	$156,361	$57,665	$795,776	$46,039	$42,389	$643,452

Other Commercial Commitments	Total Amount Committed	Amounts Expiring in Fiscal Year
		2011	2012	2013	2014	2015	Thereafter
Standby letters of credit and bank guarantees	$55,333	$47,939	$1,125	$502	$339	$139	$5,288

1.  We have excluded $29 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long term portion of the liability. See Note 8 of the notes to Consolidated Financial Statements.

2. We have excluded interest on the Senior notes due 2013, as they have been effectively converted to variable rate debt due to interest rate swaps. See “Description of Certain Indebtedness” above.

At December 31, 2010, we had outstanding surety bonds of $317 million.

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We believe that internally generated cash flows and the remaining availability under our credit facilities will be adequate to finance normal operating requirements and future acquisition activities. Although we maintain an active acquisition program, any future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our activities, financial condition and results of operations. We may also explore alternatives to attract additional capital resources.

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2011 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

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

At December 31, 2010, we had a combination of fixed and floating rate borrowings. Our credit facility contains a $750 million variable rate revolver.  At December 31, 2010, the weighted average interest rate was 1.56% on the outstanding revolver balance of $230 million. Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our $91 million senior unsecured convertible notes have a fixed interest rate of 3.75%. Our $500 million senior notes due 2013 have a fixed interest rate of 6.625%; however, in October 2009 we entered into three interest rate swap agreements totaling $500 million that expire August 2013.  The swaps, which are designated as fair value hedges, effectively convert the notes to a weighted average variable rate obligation with a spread of 4.377% plus LIBOR.  At December 31, 2010, the prevailing market rates for our long term notes were between 1.5% and 4.1% lower than the fixed rates on our debt instruments.

At December 31, 2010, our outstanding variable-rate borrowings were $230 million in revolver borrowings and the $500 million senior notes due 2013.  An increase in interest rates of 1% would increase our annualized interest costs by $7.3 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 25% of our total sales and 64% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against most currencies and weakened against the Canadian dollar throughout 2010, which resulted in an increase in sales of less than 1% due to foreign currency exchange. If these currency exchange rates had been 10% different throughout 2010 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 3.2%.

The changes in these currency exchange rates relative to the U.S. dollar during 2010 compared to currency exchange rates at December 31, 2009 resulted in a decrease in net assets of $19.8 million that was reported as a component of comprehensive earnings, $15.5 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of our common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock price also influences the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees’ perceptions of programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive earnings and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded iTradeNetwork, Inc. from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company in a purchase business combination during 2010.  We have also excluded iTradeNetwork, Inc. from our audit of internal control over financial reporting.  iTradeNetwork, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 0.3% and 1.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2011

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(in thousands, except per share data)

	2010	2009
Assets
Cash and cash equivalents	$270,394	$167,708
Accounts receivable, net	403,337	381,658
Inventories, net	178,559	178,795
Deferred taxes	32,894	27,306
Unbilled receivables	75,620	57,153
Other current assets	37,287	58,125
Total current assets	998,091	870,745

Property, plant and equipment, net	103,487	109,493
Goodwill	2,727,780	2,388,432
Other intangible assets, net	1,104,513	868,900
Deferred taxes	57,850	33,123
Other assets	77,803	57,043

Total assets	$5,069,524	$4,327,736

Liabilities and Stockholders' Equity
Accounts payable	$137,778	$110,103
Accrued liabilities	298,080	253,441
Income taxes payable	-	-
Deferred taxes	10,445	1,671
Current portion of long-term debt, net	93,342	112,796
Total current liabilities	539,645	478,011

Long-term debt, net of current portion	1,247,703	1,040,962
Deferred taxes	465,001	328,299
Other liabilities	66,268	58,974
Total liabilities	2,318,617	1,906,246

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 97,122 shares issued and 95,088 outstanding at December 31, 2010 and 95,768 shares issued and 93,618 outstanding at December 31, 2009.	971	958
Additional paid-in capital	1,045,286	982,321
Retained earnings	1,680,849	1,395,586
Accumulated other comprehensive earnings	43,978	63,945
Treasury stock 2,034 shares at December 31, 2010 and 2,150 shares at December 31, 2009.	(20,177)	(21,320)
Total stockholders' equity	2,750,907	2,421,490

Total liabilities and stockholders' equity	$5,069,524	$4,327,736

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2010, 2009 and 2008
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Net sales	$2,386,112	$2,049,668	$2,306,371
Cost of sales	1,110,986	1,006,530	1,118,083
Gross profit	1,275,126	1,043,138	1,188,288
Selling, general and administrative expenses	760,832	647,742	702,127
Income from operations	514,294	395,396	486,161
Interest expense	66,533	58,544	60,819
Loss on extinguishment of debt	-	403	3,133
Other income	633	3,319	6,607
Earnings before income taxes	448,394	339,768	428,816
Income taxes	125,814	100,287	146,942

Net earnings	$322,580	$239,481	$281,874

Earnings per share:
Basic	$3.42	$2.64	$3.15
Diluted	$3.34	$2.58	$3.01

Weighted average common shares outstanding:
Basic	94,242	90,685	89,468
Diluted	96,653	92,820	93,699

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
Years ended December 31, 2010, 2009 and 2008
 (in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders equity	Compre-hensive earnings
	Shares	Amount
Balances at December 31, 2007	88,773	$910	$774,568	$932,473	$108,732	$(22,040)	$1,794,643	$285,771
Net earnings	-	-	-	281,874	-	-	281,874	$281,874
Stock option exercises	462	5	11,032	-	-	-	11,037	-
Treasury stock sold	34	-	1,555	-	-	339	1,894	-
Currency translation adjustments, net of $9,404 tax	-	-	-	-	(86,679)	-	(86,679)	(86,679)
Stock based compensation	-	-	30,905	-	-	-	30,905	-
Restricted stock grants	452	4	(7,967)	-	-	-	(7,963)	-
Stock option tax benefit	-	-	5,643	-	-	-	5,643	-
Reduction in unrealized gain on derivative, shown net of $(291) tax	-	-	-	-	(540)	-	(540)	(540)
Dividends declared ($0.30 per share)	-	-	-	(26,880)	-	-	(26,880)	-
Balances at December 31, 2008	89,721	$919	$815,736	$1,187,467	$21,513	$(21,701)	$2,003,934	$194,655
Net earnings	-	-	-	239,481	-	-	239,481	$239,481
Stock option exercises	421	4	10,502	-	-	-	10,506	-
Treasury stock sold	38	-	1,312	-	-	381	1,693	-
Currency translation adjustments, net of $5,257 tax	-	-	-	-	42,432	-	42,432	42,432
Stock based compensation	-	-	26,660	-	-	-	26,660	-
Restricted stock grants	87	1	(3,648)	-	-	-	(3,647)	-
Stock option tax benefit, net of shortfalls	-	-	2,032	-	-	-	2,032	-
Issuance of common stock, net of issue costs	2,300	23	121,427	-	-	-	121,450	-
Conversion of senior subordinated convertible notes	1,051	11	8,300	-	-	-	8,311	-
Dividends declared ($0.34 per share)	-	-	-	(31,362)	-	-	(31,362)	-
Balances at December 31, 2009	93,618	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490	$281,913
Net earnings	-	-	-	322,580	-	-	322,580	$322,580
Stock option exercises	864	8	29,039	-	-	-	29,047	-
Stock issued for Lumenera contingent consideration	86	-	4,740	-	-	851	5,591	-
Treasury stock sold	29	-	1,405	-	-	292	1,697	-
Currency translation adjustments, net of $153 tax	-	-	-	-	(19,967)	-	(19,967)	(19,967)
Stock based compensation	-	-	23,980	-	-	-	23,980	-
Restricted stock grants	165	2	(4,547)	-	-	-	(4,545)	-
Stock option tax benefit, net of shortfalls	-	-	7,282	-	-	-	7,282	-
Conversion of senior subordinated convertible notes	326	3	1,066	-	-	-	1,069	-
Dividends declared ($0.40 per share)	-	-	-	(37,317)	-	-	(37,317)	-
Balances at December 31, 2010	95,088	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907	$302,613

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
 (in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$322,580	$239,481	$281,874
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	36,728	34,163	33,900
Amortization of intangible assets	86,293	69,285	66,941
Amortization of deferred financing costs	2,362	2,573	2,267
Non-cash stock compensation	25,150	27,476	30,905
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(9,697)	26,978	14,609
Inventories	(5,687)	31,081	(8,728)
Unbilled receivables	(16,115)	4,015	(950)
Accounts payable and accrued liabilities	52,540	(58,801)	9,209
Income taxes	10,123	(6,225)	(2,675)
Other, net	(4,737)	(2,527)	7,086
Cash provided by operating activities	499,540	367,499	434,438

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(536,413)	(354,561)	(704,764)
Capital expenditures	(28,591)	(25,885)	(30,047)
Proceeds from sale of assets	6,068	11,218	1,746
Other, net	(4,338)	(4,964)	(6,229)
Cash used in investing activities	(563,274)	(374,192)	(739,294)

Cash flows from financing activities:
Proceeds from senior notes	-	500,000	500,000
Proceeds from/(payments on) senior unsecured term loan	-	(350,000)	350,000
Borrowings/(payments) under revolving line of credit, net	190,000	(139,000)	313,000
Principal payments on convertible notes	(23,411)	(124,270)	-
Repayment of borrowings under prior credit facility	-	-	(908,620)
Principal payments on term notes under prior credit facility	-	-	(49,125)
Debt issuance costs	-	(4,708)	(10,226)
Cash dividends to stockholders	(35,706)	(29,823)	(25,887)
Treasury stock sales	1,697	1,693	1,894
Stock award tax excess windfall benefit	6,364	2,813	5,359
Proceeds from issuance of common stock, net of issue costs	-	121,450	-
Proceeds from stock option exercises	29,047	10,506	11,037
Other	(382)	(2,258)	487
Cash provided by/(used in) financing activities	167,609	(13,597)	187,919
Effect of exchange rate changes on cash	(1,189)	9,929	(13,762)

Net increase/(decrease) in cash and cash equivalents	102,686	(10,361)	(130,699)
Cash and cash equivalents, beginning of year	167,708	178,069	308,768

Cash and cash equivalents, end of year	$270,394	$167,708	$178,069

Supplemental disclosures:
Cash paid for:
Interest	$64,831	$47,867	$39,063
Income taxes, net of refunds received	$109,327	$103,699	$144,258

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$687,017	$384,055	$774,164
Liabilities assumed	(150,604)	(29,494)	(69,400)
Cash paid, net of cash acquired	$536,413	$354,561	$704,764

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009 and 2008

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency products and services. Roper markets these products and services to selected segments of a broad range of markets, including radio frequency applications, medical, water, energy, research, education, food and food services, security and other niche markets.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $10.3 million and $11.2 million at December 31, 2010 and 2009, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes reasonable doubt exists that such balances will be collected within a reasonable period of time. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $10 million in cash equivalents at December 31, 2010 and none at December 31, 2009.

Earnings per Share – Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective year. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on our senior subordinated convertible notes based upon the trading price of the Company’s common stock. The effects of potential common stock were determined using the treasury stock method (in thousands):

	Years ended December 31,
	2010	2009	2008
Basic shares outstanding	94,242	90,685	89,468
Effect of potential common stock
Common stock awards	1,009	853	1,155
Senior subordinated convertible notes	1,402	1,282	3,076
Diluted shares outstanding	96,653	92,820	93,699

As of and for the years ended December 31, 2010, 2009 and 2008, there were 1,143,000, 2,125,000 and 190,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

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

Goodwill and Other Intangibles – Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment using a two-step method on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Total goodwill includes 25 different business components with individual amounts ranging from zero to approximately $536 million. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment annually using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units during the fourth quarter of the fiscal year. No impairment resulted from the annual reviews performed in 2010.

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

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States’ treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2010, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $616 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences.

Interest Rate Risk – The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  Interest rate swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the swap and the hedged item are recorded as interest expense in current earnings.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Other Comprehensive Earnings – Comprehensive earnings includes net earnings and all other non-owner sources of changes in a company’s net assets. The differences between net earnings and comprehensive earnings were currency translation adjustments, net of tax.

Property, Plant and Equipment and Depreciation and Amortization - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Machinery	8-12 years
Other equipment	3-5 years

Capitalized Software – The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software was $17.3 million and $16.0 million at December 31, 2010 and 2009, respectively.

Research and Development - Research and development costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $102.4 million, $83.4 million and $87.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Revenue Recognition and Product Warranties – The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists
•	delivery has occurred or services have been rendered
•	the seller’s price to the buyer is fixed or determinable, and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $131.0 million, $142.5 million and $127.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

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

Recently Released Accounting Pronouncements - In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  The Company implemented the amendments on January 1, 2011, and expects that the impact on its results of operations, financial condition and cash flows will be immaterial.

In September 2009, the FASB issued guidance on the measurement of liabilities at fair value, effective as of the beginning of the next interim or annual reporting period after issuance.  The adoption of this guidance did not have an impact on Roper’s results of operations, financial condition or cash flows.

(2)	Business Acquisitions

2010 Acquisitions – During the year ended December 31, 2010, Roper completed two business combinations.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

The aggregate purchase price of 2010 acquisitions totaled $538 million of cash.  The Company recorded approximately $320 million in other identifiable intangibles and $350 million in goodwill, $115 million of which was recorded due to a deferred tax liability related to intangible assets, in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company expensed transaction costs of $1.9 million related to these acquisitions.

iTrade Acquisition - The largest of the 2010 acquisitions was the purchase of all outstanding shares of iTradeNetwork, Inc. on July 27, 2010.  iTrade, whose operations are reported in the RF Technology segment, is a global provider of software as a service ("SaaS")-based trading network and business intelligence solutions primarily to the perishable food market. iTrade's principal facilities are located in Pleasanton, California. The aggregate gross purchase price was $523 million of cash.

The Company acquired iTrade in order to complement and expand existing software services at other Roper businesses.  The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

July 27, 2010
Current assets	$14,174
Other assets	2,998
Intangible assets	313,600
Goodwill	341,243
Total assets acquired	672,015
Current liabilities	(20,225)
Other liabilities	(128,841)
Net assets acquired	$522,949

On February 22, 2010, Roper purchased the assets of Heartscape, Inc, including a technology with the capability to improve the speed and accuracy of detecting heart attacks.  The operations of Heartscape are reported in the Medical & Scientific Imaging segment.

Of the $320 million of acquired intangible assets acquired in 2010, $35 million was assigned to trade names that are not subject to amortization. The remaining $285 million of acquired intangible assets have a weighted-average useful life of approximately 14 years. The intangible assets that make up that amount include customer relationships of $234 million (15 year weighted-average useful life) and unpatented technology of $51 million (8 year weighted-average useful life).

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

The aggregate purchase price of 2009 acquisitions totaled $353 million.  Roper recorded approximately $246 million in goodwill and $126 million in other identifiable intangibles in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company recorded $2.2 million in transaction costs related to these acquisitions.

On October 30, 2009, Roper purchased the assets of United Toll Systems, LLC, which provides software and in-lane hardware systems for toll and traffic markets. The operations of UTS are reported in the RF Technology segment.

On December 3, 2009, Roper purchased Verathon, Inc., a leading global provider of proprietary medical devices and services, in order to expand our medical product lines.  The results of Verathon are reported in the Medical & Scientific Imaging segment.

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

Roper acquired CBORD due to growth prospects in CBORD’s end markets of education and health care. In addition, CBORD has excellent customer retention and strong recurring revenues. Roper also sees opportunities to realize complementary technologies within the RF Technology segment to CBORD’s product offerings.

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2010	2009
Raw materials and supplies	$113,415	$111,546
Work in process	26,358	24,557
Finished products	71,302	71,729
Inventory reserves	(32,516)	(29,037)
	$178,559	$178,795

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2010	2009
Land	$4,194	$5,068
Buildings	68,077	68,912
Machinery and other equipment	239,940	231,768
	312,211	305,748
Accumulated depreciation and amortization	(208,724)	(196,255)
	$103,487	$109,493

Depreciation expense was $36,728, $34,163 and $33,900 for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2008	$423,661	$381,656	$400,478	$913,057	$2,118,852
Goodwill acquired	-	-	215,747	30,220	245,967
Currency translation adjustments	7,412	4,894	7,561	8,326	28,193
Reclassifications and other	-	(3,343)	-	(1,237)	(4,580)
Balances at December 31, 2009	$431,073	$383,207	$623,786	$950,366	$2,388,432
Goodwill acquired	-	-	8,593	341,243	349,836
Currency translation adjustments	(11,071)	(2,554)	804	(2,657)	(15,478)
Reclassifications and other	-	(58)	4,808	240	4,990
Balances at December 31, 2010	$420,002	$380,595	$637,991	$1,289,192	$2,727,780

Goodwill acquired during the year ended December 31, 2010 was attributable to the acquisitions of Heartscape and iTrade. The reclassifications and other are due primarily to contingent consideration payments related to acquisitions completed prior to January 1, 2009.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$730,213	$(181,070)	$549,143
Unpatented technology	124,278	(33,769)	90,509
Software	53,408	(30,739)	22,669
Patents and other protective rights	32,762	(20,187)	12,575
Backlog	1,920	(1,920)	-
Trade secrets	2,773	(1,224)	1,549
Assets not subject to amortization:
Trade names	192,455	-	192,455
Balances at December 31, 2009	$1,137,809	$(268,909)	$868,900

Assets subject to amortization:
Customer related intangibles	$960,013	$(235,885)	$724,128
Unpatented technology	175,819	(54,376)	121,443
Software	49,095	(30,182)	18,913
Patents and other protective rights	25,505	(15,292)	10,213
Backlog	-	-	-
Trade secrets	1,604	(1,174)	430
Assets not subject to amortization:
Trade names	229,386	-	229,386
Balances at December 31, 2010	$1,441,422	$(336,909)	$1,104,513

Amortization expense of other intangible assets was $83.7 million, $66.8 million, and $64.0 million during the years ended 2010, 2009 and 2008, respectively. Amortization expense is expected to be $87.5 million in 2011, $84.7 million in 2012, $82.6 million in 2013, $74.6 million in 2014 and $61.0 million in 2015.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2010	2009
Wages and other compensation	$91,181	$70,164
Deferred revenue	93,498	78,077
Interest	26,404	26,452
Customer deposits	13,941	8,378
Commissions	12,086	9,522
Accrued dividend	10,456	8,894
Warranty	7,038	7,341
Billings in excess of cost	6,763	9,955
Other	36,713	34,658
	$298,080	$253,441

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following components (in thousands):

	2010	2009	2008
United States	$270,281	$210,559	$260,247
Other	178,113	129,209	168,569
	$448,394	$339,768	$428,816

Components of income tax expense for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):
	2010	2009	2008
Current:
Federal	$93,594	$54,636	$77,920
State	8,185	6,990	12,309
Foreign	32,706	23,720	40,739
Deferred:
Federal	(23,107)	14,880	17,028
Foreign	14,436	61	(1,054)
	$125,814	$100,287	$146,942

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(4.3)	(3.9)	(2.6)
R&D tax credits	(0.6)	(0.6)	(0.4)
State taxes, net of federal benefit	1.6	1.8	2.1
Foreign tax credit	(2.4)	-	-
Other, net	(1.2)	(2.8)	0.2
	28.1%	29.5%	34.3%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Reserves and accrued expenses	$76,386	$49,806
Inventories	6,672	5,854
Net operating loss carryforwards	7,529	4,008
R&D credits	953	761
Valuation allowance	(796)	-
Total deferred tax assets	$90,744	$60,429
Deferred tax liabilities:
Reserves and accrued expenses	$33,884	$38,885
Amortizable intangible assets	435,143	289,326
Plant and equipment	6,419	1,545
Other	-	214
Total deferred tax liabilities	$475,446	$329,970

The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.  Roper has certain foreign operations that are in a cumulative loss position for the three year period ended December 31, 2010. For purposes of assessing the realization of the deferred tax assets in those operations, the cumulative taxable loss position is considered significant negative evidence and has caused us to conclude that the Company will not be able to realize the deferred tax assets in the future.   As of December 31, 2010, the Company recorded a full valuation allowance of $0.8 million on the deferred tax assets of those certain foreign operations.

At December 31, 2010, Roper had approximately $17.7 million of U.S. federal net operating loss carryforwards. If not utilized, these carryforwards will expire in years 2023 through 2029. Additionally, Roper had foreign tax credit carryforwards and research and development credit carryforwards. Roper has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2010, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $615.5 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company recognizes in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Beginning balance	$22,922	$22,638	$20,773
Additions for tax positions of prior periods	203	156	960
Additions for tax positions of the current period	3,169	4,750	3,086
Additions due to acquisitions	3,546	-	-
Reductions for tax positions of prior periods	(565)	(250)	-
Settlements with taxing authorities	-	(224)	(1,609)
Lapse of applicable statute of limitations	(4,510)	(4,148)	(572)
Ending balance	$24,765	$22,922	$22,638

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $12.1 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $0.6 million in 2010. Accrued interest and penalties were $4.1 million at December 31, 2010 and $3.5 million at December 31, 2009. During the next twelve months, it is expected that the unrecognized tax benefits will be reduced by a net $0.8 million, due mainly to a lapse in the applicable statute of limitations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2007 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

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

On July 7, 2008, the Company entered into an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders.  The facility was originally composed of a $350 million term loan facility maturing July 7, 2010 and a five year $750 million revolving credit facility maturing July 7, 2013; however, the $350 million term loan was repaid in September 2009.  The Company recorded a $0.4 million non-cash pre-tax debt extinguishment charge in the third quarter of 2009 related to the early termination of the term loan.  This charge reflects the unamortized fees associated with the term loan.  The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350 million.

In 2008, Roper recorded a $3.1 million non-cash pre-tax debt extinguishment charge in connection with the prepayment of the previous credit facility.  This charge reflects the unamortized fees associated with the facility.

Other debt includes $91 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (in thousands):
	2010	2009
$750 million revolving credit facility	$230,000	$40,000
Senior Notes due 2013*	514,092	496,825
Senior Notes due 2019	500,000	500,000
Senior Subordinated Convertible Notes	90,981	110,579
Other	5,972	6,354
Total debt	1,341,045	1,153,758
Less current portion	93,342	112,796
Long-term debt	$1,247,703	$1,040,962

*Shown net of fair value swap adjustment of $14,092 at December 31, 2010 and $(3,175) at December 31, 2009.

Roper’s principal unsecured credit facility, $1.0 billion senior notes and senior subordinated convertible notes provide substantially all of Roper’s daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2010, the weighted average interest rate on the revolver loan was 1.56%. At December 31, 2010, Roper’s debt consisted of $1.0 billion of senior notes, $91 million in senior subordinated convertible notes and a $230 million revolver balance. In addition, the Company had $6.0 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper’s non-U.S. businesses and $55 million of outstanding letters of credit at December 31, 2010.

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of Roper’s existing and future senior debt.  Cash interest on the notes was paid semiannually until January 15, 2009, after which interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, and only contingent cash interest may be paid. Contingent cash interest may be paid during any six month period if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%.  In accordance with this criterion, contingent interest has been paid for each six month period since January 15, 2009.  Holders receive cash up to the value of the accreted principal amount of the notes converted and, at the Company’s option, any remainder of the conversion value may be paid in cash or shares of common stock. Holders may require Roper to purchase all or a portion of their notes on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. The Company may only pay the purchase price of such notes in cash and not in common stock. In addition, if Roper experiences a change in control, each holder may require Roper to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

The Convertible Notes are classified as short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day periods ending on September 30, 2005.

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflects Roper’s nonconvertible debt borrowing rate when interest cost is recognized.  Interest expense related to the notes was as follows (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Contractual (stated) interest	$3,812	$5,209	$8,625
Amortization of debt discount	-	301	7,139
Interest expense	$3,812	$5,510	$15,764

At December 31, 2010, the conversion price on the outstanding notes was $424.84.  If converted at December 31, 2010, the value would have exceeded the $91 million principal amount of the notes by approximately $112 million and would result in the issuance of 1,481,000 shares of our common stock.

Our unsecured credit facility contains affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

The Company was in compliance with its debt covenants throughout the years ended December 31, 2010 and 2009.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2011	$93,342
2012	1,331
2013	744,923
2014	416
2015	397
Thereafter	500,636
$1,341,045

(10)	Fair Value

Roper’s long-term debt at December 31, 2010 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $552 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $552 million, based on the trading prices of the notes.  Short-term debt included $91 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt. Most of Roper’s other borrowings at December 31, 2010 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2010 was estimated to be the face value of these borrowings.

In October 2009, Roper entered into interest rate swap agreements with an aggregate notional amount of $500 million.  The swaps are designated as fair value hedges and effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus LIBOR.  The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy.  To account for the fair value hedge, the swap is recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. The fair value of the swap was an asset balance of $14.1 million at December 31, 2010 and a liability balance of $3.2 million at December 31, 2009.  The corresponding change in the fair value of the notes being hedged was a $14.1 million increase at December 31, 2010 and a $3.2 million decrease at December 31, 2009.  The impact on earnings was immaterial in the years ended December 31, 2010 and 2009.

(11)	Retirement and Other Benefit Plans

Roper maintains ten defined contribution retirement plans under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related to these plans were $14.0 million, $11.9 million and $12.9 million for 2010, 2009 and 2008, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(12)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan (“2006 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan or the Non-employee Director Plan. The number of shares reserved for issuance under the 2006 plan is 8,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2010, 3,522,000 shares were available to grant.

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

Stock based compensation expense for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	2010	2009	2008
Stock based compensation	$25.2	$27.5	$30.9
Tax benefit recognized in net income	8.8	9.6	10.8
Windfall tax benefit/(shortfall), net	7.3	2.0	5.6

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $9.0 million, $9.1 million, and $8.2 million of compensation expense relating to outstanding options during 2010, 2009 and 2008, respectively, as a component of corporate and certain segment general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2010, 2009 and 2008 were calculated using the following weighted average assumptions:

	2010	2009	2008
Weighted average fair value ($)	17.00	12.68	12.83
Risk-free interest rate (%)	2.32	1.78	2.87
Average expected option life (years)	5.38	5.37	5.02
Expected volatility (%)	34.55	32.24	21.10
Expected dividend yield (%)	0.72	0.78	0.53

The following table summarizes the Company’s activities with respect to its stock option plans for the year ended December 31, 2010.

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2010	4,238,000	$ 39.39

Granted	614,000	51.75
Exercised	(865,000)	33.44
Canceled	(54,000)	54.89
Outstanding at December 31, 2010	3,933,000	42.32	5.37	$ 134,171,000
Exercisable at December 31, 2010	2,432,000	$ 37.09	3.63	$ 95,666,000

The following table summarizes information for stock options outstanding at December 31, 2010:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 14.73 – 20.00	334,000	$ 18.98	1.9	334,000	$ 18.98
20.01 - 30.00	586,000	21.79	1.8	586,000	21.79
30.01 – 40.00	276,000	31.91	1.3	276,000	31.91
40.01 – 50.00	779,000	42.69	5.7	445,000	43.29
50.01 – 60.00	1,914,000	53.53	7.5	777,000	54.23
60.01 – 66.44	44,000	64.01	8.3	14,000	63.99
$ 14.73 – 66.44	3,933,000	$ 42.32	5.4	2,432,000	$ 37.09

At December 31, 2010, there was $12.8 million of total unrecognized compensation expense related to nonvested options granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of options exercised in 2010, 2009 and 2008 was $27.5 million, $10.5 million and $16.3 million, respectively. Cash received from option exercises under all plans in 2010 and 2009 was approximately $29.0 million and $10.5 million, respectively.

Restricted Stock Grants - During 2010 and 2009, the Company granted 260,000 and 206,000 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted in 2010 was $52.92 per share. The Company recorded approximately $16.2 million, $18.3 million and $22.7 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2010, 2009 and 2008, respectively. A summary of the Company’s nonvested shares activity for 2010 is as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2010	701,000	$51.83
Granted	260,000	52.92
Vested	(290,000)	59.18
Forfeited	(1,000)	46.29
Nonvested at December 31, 2010	670,000	$52.64

At December 31, 2010, there was $13.2 million of total unrecognized compensation expense related to nonvested shares granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. There were 290,000 and 295,000 shares that vested during 2010 and 2009, respectively. Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder’s equity at December 31, 2010.

Employee Stock Purchase Plan - During 2010, 2009 and 2008, participants of the ESPP purchased 29,000, 38,000 and 34,000 shares, respectively, of Roper’s common stock for total consideration of $1.7 million, $1.7 million, and $1.9 million, respectively. All of these shares were purchased from Roper’s treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2010, 2009 and 2008.

(13)	Common Stock Transactions

On December 29, 2009, the Company completed a public offering of 2,300,000 shares of common stock for proceeds of approximately $121.4 million, net of $0.8 million of costs associated with the offering.

(14)	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper.

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

Roper’s rent expense was approximately $29.1 million, $27.0 million and $24.8 million for 2010, 2009 and 2008, respectively. Roper’s future minimum property lease commitments totaled $111.8 million at December 31, 2010. These commitments included $28.0 million in 2011, $22.8 million in 2012, $18.5 million in 2013, $14.0 million in 2014, $10.7 million in 2015 and $17.8 million thereafter.

A summary of the Company’s warranty accrual activity is presented below (in thousands):

	2010	2009	2008
Balance, beginning of year	$7,341	$9,885	$8,486
Additions charged to costs and expenses	5,671	4,416	9,920
Deductions	(5,895)	(7,659)	(8,415)
Other	(79)	699	(106)
Balance, end of year	$7,038	$7,341	$9,885

Other included warranty balances at acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments, reclassifications and other.

At December 31, 2010 the Company had outstanding surety bonds of $317 million.

(15)	Segment and Geographic Area Information

Roper’s operations are reported in four segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Medical & Scientific Imaging, and RF Technology. Products included within the Industrial Technology segment are industrial pumps, flow measurement and metering equipment, industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment’s products include control systems, equipment and consumables for fluid properties testing, vibration sensors and other non-destructive inspection and measurement products and services. The Medical & Scientific Imaging segment offers medical products and software, high performance digital imaging products and software and handheld and vehicle mounted computers. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service applications in the freight matching and food industries and utility metering and remote monitoring applications.  Roper’s management structure and internal reporting are aligned consistently with these four segments.

There were no material transactions between Roper’s business segments during 2010, 2009 and 2008. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2010, 2009 and 2008 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Corporate	Total
2010
Net sales	$607,564	$503,897	$548,718	$725,933	$-	$2,386,112
Operating profit	162,009	120,427	130,558	150,711	(49,411)	514,294
Assets:
Operating assets	179,458	166,554	170,955	256,016	17,517	790,500
Intangible assets, net	610,542	518,849	791,611	1,911,291	-	3,832,293
Other	47,451	76,686	24,694	(91,099)	(94,237)	(36,505)
Total						4,586,288
Capital expenditures	8,849	3,466	7,269	8,976	31	28,591
Depreciation and other amortization	23,660	18,472	27,991	52,709	189	123,021

2009
Net sales	$536,219	$440,919	$354,776	$717,754	$-	$2,049,668
Operating profit	123,959	92,788	74,183	154,430	(49,964)	395,396
Assets:
Operating assets	165,651	166,461	172,805	238,249	13,894	757,060
Intangible assets, net	635,147	532,022	787,884	1,302,279	-	3,257,332
Other	(51)	8,016	7,219	(27,825)	(33,281)	(45,922)
Total						3,968,470
Capital expenditures	13,977	3,185	2,126	6,291	306	25,885
Depreciation and other amortization	24,636	18,736	16,691	43,183	202	103,448

2008
Net sales	$687,622	$548,214	$375,542	$694,993	$-	$2,306,371
Operating profit	178,270	126,609	74,739	159,787	(53,244)	486,161
Assets:
Operating assets	184,445	199,049	126,657	246,785	6,375	763,311
Intangible assets, net	639,988	538,367	473,655	1,270,862	-	2,922,872
Other	6,814	3,522	24,322	(12,975)	(8,510)	13,173
Total						3,699,356
Capital expenditures	12,385	6,618	2,895	7,905	244	30,047
Depreciation and other amortization	24,899	19,568	17,780	38,439	2,422	103,108

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Asia) for 2010, 2009 and 2008, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):

	United States	Non-U.S.	Eliminations	Total
2010
Sales to unaffiliated customers	$1,758,797	$627,315	$-	$2,386,112
Sales between geographic areas	125,202	174,265	(299,467)	-
Net sales	$1,883,999	$801,580	$(299,467)	$2,386,112
Long-lived assets	$104,147	$29,834	$-	$133,981

2009
Sales to unaffiliated customers	$1,526,390	$523,278	$-	$2,049,668
Sales between geographic areas	87,323	126,093	(213,416)	-
Net sales	$1,613,713	$649,371	$(213,416)	$2,049,668
Long-lived assets	$124,382	$28,922	$-	$153,304
2008
Sales to unaffiliated customers	$1,709,844	$596,507	$-	$2,306,351
Sales between geographic areas	102,954	182,551	(285,505)	-
Net sales	$1,812,798	$779,058	$(285,505)	$2,306,351
Long-lived assets	$122,005	$29,131	$-	$151,136

Export sales from the United States during the years ended December 31, 2010, 2009 and 2008 were $358 million, $301 million and $358 million, respectively. In the year ended December 31, 2010, these exports were shipped primarily to Asia (34%), Europe (27%), Canada (11%), Middle East (11%), South America (6%) and other (11%).

Sales to customers outside the United States accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper’s net sales for the years ended December 31, 2010, 2009 and 2008 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands).

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
2010
Canada	$44,678	$27,360	$15,306	$35,270	$122,614
Europe	91,815	135,019	126,116	64,605	417,555
Asia	49,232	100,094	79,343	5,389	234,058
Middle East	2,805	34,912	5,853	22,387	65,957
Rest of the world	22,328	55,280	15,169	10,542	103,319
Total	$210,858	$352,665	$241,787	$138,193	$943,503

2009
Canada	$40,121	$25,746	$7,251	$30,184	$103,302
Europe	79,000	118,770	98,328	48,849	344,947
Asia	41,364	85,323	65,687	6,157	198,531
Middle East	4,040	28,121	2,162	28,316	62,639
Rest of the world	12,256	48,657	9,424	11,042	81,379
Total	$176,781	$306,617	$182,852	$124,548	$790,798

2008
Canada	$39,831	$40,951	$8,814	$30,909	$120,505
Europe	110,590	171,627	111,373	21,372	414,962
Asia	50,333	90,265	69,820	4,473	214,891
Middle East	3,766	23,506	1,576	34,418	63,266
Rest of the world	27,406	58,330	7,732	11,993	105,461
Total	$231,926	$384,679	$199,315	$103,165	$919,085

(16)	Concentration of Risk

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

(17)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2010
Net sales	$534,441	$567,104	$605,088	$679,479
Gross profit	279,565	301,947	321,749	371,865
Income from operations	100,716	119,187	128,233	166,158
Net earnings	59,725	71,281	84,263	107,311

Earnings from continuing operations per common share:
Basic	0.64	0.76	0.89	1.13
Diluted	0.62	0.74	0.87	1.10

2009
Net sales	$505,444	$504,910	$485,676	$553,638
Gross profit	251,136	255,070	245,520	291,412
Income from operations	86,792	95,964	91,872	120,768
Net earnings	51,559	59,588	56,410	71,924

Earnings from continuing operations per common share:
Basic	0.57	0.66	0.62	0.79
Diluted	0.56	0.64	0.61	0.77

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2010, 2009 and 2008

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2010	$11,187	$1,558	$(2,900)	$504	$10,349
2009	12,658	2,762	(4,874)	641	11,187
2008	11,907	5,953	(5,402)	200	12,658
Reserve for inventory obsolescence
2010	$29,037	$12,905	$(9,125)	$(301)	$32,516
2009	30,108	8,789	(10,508)	648	29,037
2008	28,390	6,321	(4,063)	(540)	30,108

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

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management excluded iTrade from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company in a purchase business combination during 2010.  iTrade is a wholly-owned subsidiary whose excluded aggregate assets represent 0.3%, and whose aggregate total revenues represent 1.4%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2010 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on June 1, 2011, as specified below:

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

“Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,933,000	$ 42.32	3,522,000
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	3,933,000	$ 42.32	3,522,000

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

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Proposal 2: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2010.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)3.1	Amended and Restated Certificate of Incorporation.
(b)3.2	Amended and Restated By-Laws.
(c)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(d)3.4	Certificate Eliminating References to Roper Industries, Inc.’s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(e)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(f)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(j)4.7	Form of Note.
(k)4.8	Form of 6.625% Notes due 2013.
(l)4.9	Form of 6.25% Senior Notes due 2019.
(m)10.01	Form of Amended and Restated Indemnification Agreement. †
(n)10.02	Employee Stock Purchase Plan, as amended and restated. †
(o)10.03	2000 Stock Incentive Plan, as amended. †
(p)10.04	Non-Qualified Retirement Plan, as amended. †
(q)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(r)10.06	Timothy J. Winfrey offer letter dated May 20, 2002. †
(s)10.07
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

(t)10.08	Form of Executive Officer Restricted Stock Award Agreement. †
(u)10.09	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(v)10.10	Offer letter for John Humphrey, dated March 31, 2006. †
(v)10.11	2006 Incentive Plan, as amended. †
(w)10.12	Form of Restricted Stock Agreement for Employee Directors. †
(x)10.13	Form of Restricted Stock Agreement for Non-Employee Directors. †
(y)10.14	Form of Restricted Stock Agreement for Employees. †
(y)10.15	Form of Incentive Stock Option Agreement. †
(y)10.16	Form of Non-Statutory Stock Option Agreement. †
(y)10.17	Director Compensation Plan, as amended. †
(y)10.18	David B. Liner offer letter dated July 21, 2005. †
(z)10.19	Amendment to John Humphrey offer letter. †
(aa)10.20	Amendment to Timothy J. Winfrey offer letter. †
(bb)10.21	Amendment to David B. Liner offer letter. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

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

(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed February 19, 2009 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(k)	Incorporated herein by reference to Exhibit 4.09 to the Roper Industries, Inc. Current Report on Form 8-K filed August 4, 2008 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed July 7, 2008 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(v)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273)
(w)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(x)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(y)	Incorporated herein by reference to Exhibit 10.20 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(z)	Incorporated herein by reference to Exhibit 10.21 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(aa)	Incorporated herein by reference to Exhibit 10.22 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(bb)	Incorporated herein by reference to Exhibit 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ BRIAN D. JELLISON	February 25, 2011
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 25, 2011
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 25, 2011

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 25, 2011

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 25, 2011

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 25, 2011

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 25, 2011

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 25, 2011

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 25, 2011

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 25, 2011

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 25, 2011