Form 10-Q
period 2011-03-31
ROPER INDUSTRIES INC
filed 2011-05-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

The number of shares outstanding of the Registrant’s common stock as of April 29, 2011 was 95,897,213.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Net sales	$645,309	$534,441
Cost of sales	295,213	254,876
Gross profit	350,096	279,565

Selling, general and administrative expenses	208,096	178,849
Income from operations	142,000	100,716

Interest expense	16,696	16,181
Other income	711	447

Earnings before income taxes	126,015	84,982

Income taxes	37,036	25,257

Net earnings	$88,979	$59,725

Earnings per share:
Basic	$0.93	$0.64
Diluted	0.91	0.62

Weighted average common shares outstanding:
Basic	95,374	93,810
Diluted	98,153	96,036

Dividends declared per common share	$0.110	$0.095

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2011	December 31, 2010
ASSETS:

Cash and cash equivalents	$261,447	$270,394
Accounts receivable, net	413,371	403,337
Inventories, net	198,788	178,559
Deferred taxes	33,834	32,894
Unbilled receivables	79,072	75,620
Other current assets	43,128	37,287
Total current assets	1,029,640	998,091

Property, plant and equipment, net	103,639	103,487
Goodwill	2,748,510	2,727,780
Other intangible assets, net	1,083,482	1,104,513
Deferred taxes	55,629	57,850
Other assets	75,994	77,803

Total assets	$5,096,894	$5,069,524

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$147,015	$137,778
Accrued liabilities	268,036	298,080
Deferred taxes	10,664	10,445
Current portion of long-term debt, net	81,826	93,342
Total current liabilities	507,541	539,645

Long-term debt, net of current portion	1,159,961	1,247,703
Deferred taxes	474,185	465,001
Other liabilities	73,078	66,268
Total liabilities	2,214,765	2,318,617

Commitments and contingencies

Common stock	977	971
Additional paid-in capital	1,060,785	1,045,286
Retained earnings	1,759,282	1,680,849
Accumulated other comprehensive earnings	81,188	43,978
Treasury stock	(20,103)	(20,177)
Total stockholders’ equity	2,882,129	2,750,907

Total liabilities and stockholders’ equity	$5,096,894	$5,069,524

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$88,979	$59,725
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,256	9,409
Amortization of intangible assets	25,054	19,095
Amortization of deferred financing costs	591	590
Non-cash stock compensation	8,112	7,008
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(15,171)	9,758
Unbilled receivables	(3,010)	(6,977)
Inventories	(16,359)	(2,344)
Accounts payable and accrued liabilities	(16,612)	(11,861)
Income taxes payable	3,424	11,353
Other, net	2,320	(670)
Cash provided by operating activities	86,584	95,086

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	-	(15,000)
Capital expenditures	(8,813)	(6,485)
Proceeds from sale of assets	826	3,840
Other, net	(1,024)	(999)
Cash used in investing activities	(9,011)	(18,644)

Cash flows from financing activities:
Payments under revolving line of credit, net	(85,000)	(40,000)
Principal payments on convertible notes	(11,968)	(2,999)
Cash dividends to stockholders	(10,458)	(8,878)
Proceeds from stock option exercises	8,607	2,443
Stock award tax excess windfall benefit	2,855	1,021
Treasury stock sales	579	408
Other	(697)	(42)
Cash used in financing activities	(96,082)	(48,047)

Effect of foreign currency exchange rate changes on cash	9,562	(4,818)

Net increase/(decrease) in cash and cash equivalents	(8,947)	23,577

Cash and cash equivalents, beginning of period	270,394	167,708

Cash and cash equivalents, end of period	$261,447	$191,285

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2010	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907

Net earnings	-	-	88,979	-	-	88,979
Stock option exercises	2	8,605	-	-	-	8,607
Treasury stock sold	-	505	-	-	74	579
Currency translation adjustments, net of $1,695 tax	-	-	-	37,210	-	37,210
Stock based compensation	-	7,649	-	-	-	7,649
Restricted stock grants	2	(4,883)	-	-	-	(4,881)
Stock option tax benefit, net of shortfalls	-	2,791	-	-	-	2,791
Conversion of senior subordinated convertible notes	2	832	-	-	-	834
Dividends declared	-	-	(10,546)	-	-	(10,546)

Balances at March 31, 2011	$977	$1,060,785	$1,759,282	$81,188	$(20,103)	$2,882,129

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2011

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2011 and 2010 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2010 Annual Report on Form 10-K (“Annual Report”) filed on February 25, 2011 with the Securities and Exchange Commission (“SEC”).

2.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company implemented the amendments on January 1, 2011, and the impact on its results of operations, financial condition and cash flows was immaterial.

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

	Three months ended March 31,
	2011	2010
Basic shares outstanding	95,374	93,810
Effect of potential common stock
Common stock awards	1,305	915
Senior subordinated convertible notes	1,474	1,311
Diluted shares outstanding	98,153	96,036

As of March 31, 2011 there were 662,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1,398,000 outstanding stock options that would have been antidilutive on March 31, 2010.

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

The following table provides information regarding our stock based compensation expense (in millions):

	Three months ended March 31,
	2011	2010
Stock based compensation	$8.1	$7.0
Tax effect recognized in net income	2.8	2.5
Windfall tax benefit, net	2.8	1.0

Stock Options - In the quarter ended March 31, 2011, 652,000 options were granted with a weighted average fair value of $24.86 per option. During the same period in 2010, 570,850 options were granted with a weighted average fair value of $16.81 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper stock on the date of grant.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Historical data is used to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year quarters using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2011	2010
Fair value per share ($)	24.86	16.81
Risk-free interest rate (%)	2.07	2.38
Expected option life (years)	5.33	5.38
Expected volatility (%)	35.17	34.53
Expected dividend yield (%)	0.59	0.72

Cash received from option exercises for the three months ended March 31, 2011 and 2010 was $8.6 million and $2.4 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2011, 282,580 restricted stock awards were granted with a weighted average fair value of $74.12 per restricted share. During the same period in 2010, 205,956 awards were granted with a weighted average fair value of $51.11 per restricted share. All grants were issued at grant date fair value.

During the quarter ended March 31, 2011, 195,374 restricted awards vested with a weighted average grant date fair value of $51.27, at a weighted average vest date fair value of $76.01.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2011 and 2010, participants of the employee stock purchase plan purchased 7,460 and 7,785 shares, respectively, of Roper’s common stock for total consideration of $0.58 million and $0.41 million, respectively. All shares were purchased from Roper’s treasury shares.

5.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$88,979	$59,725
Currency translation adjustments	37,210	(31,251)
Comprehensive earnings	$126,189	$28,474

6.	Inventories

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials and supplies	$120,265	$113,415
Work in process	35,553	26,358
Finished products	77,582	71,302
Inventory reserves	(34,612)	(32,516)
	$198,788	$178,559

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2010	$420,002	$380,595	$637,991	$1,289,192	$2,727,780
Currency translation adjustments	9,584	3,464	3,431	4,251	20,730
Balances at March 31, 2011	$429,586	$384,059	$641,422	$1,293,443	$2,748,510

8.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$960,013	$(235,885)	$724,128
Unpatented technology	175,819	(54,376)	121,443
Software	49,095	(30,182)	18,913
Patents and other protective rights	25,505	(15,292)	10,213
Trade secrets	1,604	(1,174)	430
Assets not subject to amortization:
Trade names	229,386	-	229,386
Balances at December 31, 2010	$1,441,422	$(336,909)	$1,104,513

Assets subject to amortization:
Customer related intangibles	$957,525	$(252,794)	$704,731
Unpatented technology	181,298	(59,902)	121,396
Software	49,098	(32,482)	16,616
Patents and other protective rights	26,128	(16,296)	9,832
Trade secrets	1,604	(1,271)	333
Assets not subject to amortization:
Trade names	230,574	-	230,574
Balances at March 31, 2011	$1,446,227	$(362,745)	$1,083,482

Amortization expense of other intangible assets was $24,151 and $18,511 during the three months ended March 31, 2011 and 2010, respectively.

9.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the three month period ended March 31, 2011, 27,992 notes were converted for $12.0 million in cash and 208,000 shares of common stock at a weighted average share price of $83.72.  No gain or loss was recorded upon these conversions.  In addition, a related $0.8 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

On March 31, 2011, the conversion of 13,453 notes was pending, with a settlement date of April 5, 2011.  The conversion resulted in the payment of $5.8 million in cash and the issuance of 102,000 shares of common stock at a weighted average share price of $85.80.

At March 31, 2011, the conversion price on the outstanding notes was $428.75.  If converted at March 31, 2011 the value would exceed the $80 million principal amount of the notes by approximately $112 million and would result in the issuance of 1,303,946 shares of Roper’s common stock.

10.	Fair Value of Financial Instruments

Roper’s long-term debt at March 31, 2011 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $552 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $550 million, based on the trading prices of the notes.  Short-term debt included $80 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.   At March 31, 2011 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper’s $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At March 31, 2011 the fair value of the swap was an asset balance of $11.6 million and was reported in other assets. There was a corresponding increase of $11.7 million in the notes being hedged, which was reported as long-term debt.  The impact on earnings for the three months ended March 31, 2011 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2011 is presented below (in thousands).

Balance at December 31, 2010	$7,038
Additions charged to costs and expenses	2,538
Deductions	(2,115)
Other	110
Balance at March 31, 2011	$7,571

12.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2011	2010	Change
Net sales:
Industrial Technology	$169,982	$135,312	25.6%
Energy Systems & Controls	129,633	105,678	22.7
Medical & Scientific Imaging	145,287	130,244	11.5
RF Technology	200,407	163,207	22.8
Total	$645,309	$534,441	20.7%
Gross profit:
Industrial Technology	$85,714	$67,512	27.0%
Energy Systems & Controls	70,146	53,491	31.1
Medical & Scientific Imaging	91,254	77,510	17.7
RF Technology	102,982	81,052	27.1
Total	$350,096	$279,565	25.2%
Operating profit*:
Industrial Technology	$46,189	$31,766	45.4%
Energy Systems & Controls	29,044	18,923	53.5
Medical & Scientific Imaging	35,037	29,334	19.4
RF Technology	44,950	32,201	39.6
Total	$155,220	$112,224	38.3%
Long-lived assets
Industrial Technology	$41,361	$41,812	(1.1)%
Energy Systems & Controls	18,256	20,816	(12.3)
Medical & Scientific Imaging	43,084	36,084	19.4
RF Technology	31,331	30,412	3.0
Total	$134,032	$129,124	3.8%

* Operating profit is before unallocated corporate general and administrative expenses of $13,220 and $11,508 for the three months ended March 31, 2011 and 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed on February 25, 2011 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  The words “estimate,” “plan,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

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

Overview

Roper Industries, Inc. (“Roper,” “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

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

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2010 included in our Annual Report.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation and utilization, future warranty obligations, revenue recognition (percentage-of-completion), income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2011, our allowance for doubtful accounts receivable, sales returns and sales credits was $10.6 million and was 2.5% of total gross accounts receivable at March 31, 2011 and December 31, 2010. The allowance will fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2011, inventory reserves for excess and obsolete inventory were $34.6 million, or 14.8% of gross inventory cost, as compared to $32.5 million, or 15.4% of gross inventory cost, at December 31, 2010. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2011, the accrual for future warranty obligations was $7.6 million or 0.3% of annualized first quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2011, we recognized $29.1 million of net sales using this method. In addition, approximately $158.1 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2011. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 29.4% and was relatively unchanged from the prior year rate of 29.7%.

The evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform the annual analysis during our fourth quarter.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.

	Three months ended March 31,
	2011	2010
Net sales
Industrial Technology	$169,982	$135,312
Energy Systems & Controls	129,633	105,678
Medical & Scientific Imaging	145,287	130,244
RF Technology	200,407	163,207
Total	$645,309	$534,441
Gross profit:
Industrial Technology	50.4%	49.9%
Energy Systems & Controls	54.1	50.6
Medical & Scientific Imaging	62.8	59.5
RF Technology	51.4	49.7
Total	54.3	52.3
Selling, general & administrative expenses:
Industrial Technology	23.3%	26.4%
Energy Systems & Controls	31.7	32.7
Medical & Scientific Imaging	38.7	37.0
RF Technology	29.0	29.9
Total	30.2	31.3
Segment operating profit:
Industrial Technology	27.2%	23.5%
Energy Systems & Controls	22.4	17.9
Medical & Scientific Imaging	24.1	22.5
RF Technology	22.4	19.7
Total	24.1	21.0
Corporate administrative expenses	(2.0)	(2.2)
	22.0	18.8
Interest expense	(2.6)	(3.0)
Other income	0.1	0.1
Earnings before income taxes	19.5	15.9
Income taxes	(5.7)	(4.7)
Net earnings	13.8%	11.2%

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net sales for the quarter ended March 31, 2011 were $645.3 million as compared to $534.4 million in the prior year quarter, an increase of 21%. The increase was the result of internal growth of 17% and a 4% increase in sales from 2010 acquisitions.

In our Industrial Technology segment, net sales were up 26% to $170.0 million in the first quarter of 2011 as compared to $135.3 million in the first quarter of 2010.  The increase was due to broad-based strength across all businesses and end markets within this segment.  Gross margins increased to 50.4% for the first quarter of 2011 as compared to 49.9% in the first quarter of 2010 due to operating leverage from higher sales volume. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 23.3% in the current year quarter from 26.4% in the prior year quarter due to operating leverage on higher sales volume. The resulting operating profit margins were 27.2% in the first quarter of 2011 as compared to 23.5% in the first quarter of 2010.

Net sales in our Energy Systems & Controls segment increased by 23% to $129.6 million during the first quarter of 2011 compared to $105.7 million in the first quarter of 2010 due to increased sales in all businesses within the segment.  Gross margins increased to 54.1% in the first quarter of 2011 compared to 50.6% in the first quarter of 2010 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 31.7% compared to 32.7% in the prior year quarter due to operating leverage on higher sales volume. As a result, operating margins were 22.4% in the first quarter of 2011 as compared to 17.9% in the first quarter of 2010.

Our Medical & Scientific Imaging segment net sales increased by 12% to $145.3 million in the first quarter of 2011 as compared to $130.2 million in the first quarter of 2010 due to increased sales in the medical and electron microscopy businesses.  Gross margins increased to 62.8% in the first quarter of 2011 from 59.5% in the first quarter of 2010 due primarily to the inclusion of a $3.9 million inventory step-up charge in the first quarter of 2010.  SG&A as a percentage of net sales was 38.7% in the first quarter of 2011 as compared to 37.0% in the first quarter of 2010 due to investments in new products, primarily in the medical businesses.  As a result, operating margins were 24.1% in the first quarter of 2011 as compared to 22.5% in the first quarter of 2010.

In our RF Technology segment, net sales were $200.4 million in the first quarter of 2011 as compared to $163.2 million in the first quarter of 2010, an increase of 23%.  The increase included internal growth of 11% as well as an increase of 12% from acquisitions. Gross margins increased to 51.4% as compared to 49.7% in the prior year quarter due to a more favorable mix in tolling and traffic management products and services. SG&A as a percentage of sales in the first quarter of 2011 decreased slightly to 29.0% as compared to 29.9% in the prior year due to operating leverage on higher sales volume. As a result, operating profit margins were 22.4% as compared to 19.7% in 2010.

Corporate expenses were $13.2 million, or 2.0% of sales, in the first quarter of 2011 as compared to $11.5 million, or 2.2% of sales, in the first quarter of 2010.  The dollar increase is due to higher equity compensation costs and higher salaries and wages.

Interest expense of $16.7 million for the first quarter of 2011 was $0.5 million higher than the first quarter of 2010 due to higher average outstanding debt balances, offset in part by lower average interest rates.

Income taxes were 29.4% of pretax earnings in the current quarter and were relatively unchanged from the prior year rate of 29.7%.

At March 31, 2011, the functional currencies of most of our European subsidiaries were weaker and the Canadian dollar was stronger against the U.S. dollar compared to currency exchange rates at December 31, 2010. The currency changes resulted in an increase of $38.9 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $20.7 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended March 31, 2011, the functional currencies of most of our European subsidiaries were weaker and the Canadian dollar was stronger against the U.S. dollar as compared to the quarter ended March 31, 2010.  The difference between the operating profits for these companies for the first quarter of 2011 compared to the prior year quarter, translated into U.S. dollars, was approximately 1%.

Net orders were $702.3 million for the quarter, 24% higher than the first quarter 2010 net order intake of $567.2 million.  Orders increased across all of our segments as the economic recovery continued throughout the first quarter of 2011.  Acquisitions made in 2010 contributed 4% to the current quarter orders. Overall, our order backlog at March 31, 2011 was up 43% as compared to March 31, 2010.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2011	2010	2011	2010
Industrial Technology	$200,742	$154,093	$148,127	$70,005
Energy Systems & Controls	134,205	115,300	110,689	79,020
Medical & Scientific Imaging	150,265	131,110	110,305	73,731
RF Technology	217,087	166,743	482,067	371,106
	$702,299	$567,246	$851,188	$593,862

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three months ended March 31,
	2011	2010
Cash provided by/(used in):
Operating activities	$86.6	$95.1
Investing activities	(9.0)	(18.6)
Financing activities	(96.1)	(48.0)

Operating activities - Net cash provided by operating activities decreased by 8.9% to $86.6 million in the first quarter of 2011 as compared to $95.1 million in the first quarter of 2010 due to higher inventory and receivables balances related to the timing of sales and orders in the current quarter, partially offset by higher net earnings.

Investing activities - Cash used in investing activities during the first quarter of 2011 was primarily capital expenditures, and primarily business acquisitions and capital expenditures in the first quarter of 2010.

Financing activities - Cash used in financing activities in the current and prior year quarters was primarily for debt principal repayments and dividends.  Net debt payments were $97.0 million in the three months ended March 31, 2011 as compared to $43.0 million in the three months ended March 31, 2010.

Total debt at March 31, 2011 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$511,697
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	79,809
Revolving Facility	145,000
Other	5,281
Total debt	1,241,788
Less current portion	81,826
Long-term debt	$1,159,961

*Shown including fair value swap adjustment of $11,697.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2011, there was $145 million of outstanding borrowings under the facility.  At March 31, 2011, we had $5.3 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $56 million of outstanding letters of credit.

The cash and short-term investments at our foreign subsidiaries at March 31, 2011 totaled $247 million.  Repatriation of these funds for use in domestic operations would expose us to a potential additional tax impact.  We consider this cash to be permanently reinvested and have no plans to repatriate these funds.  We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2011.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $342.5 million at March 31, 2011 compared to $281.4 million at December 31, 2010, reflecting increases in working capital due primarily to higher inventory and receivables balances related to the timing of sales and orders. Total debt decreased to $1.24 billion at March 31, 2011 compared to $1.34 billion at December 31, 2010 due to the use of operating cash flows to reduce outstanding debt. Our leverage is shown in the following table:

	March 31, 2011	December 31, 2010
Total Debt	$1,241,787	$1,341,045
Cash	(261,447)	(270,394)
Net Debt	980,340	1,070,651
Stockholders’ Equity	2,882,129	2,750,907
Total Net Capital	$3,862,469	$3,821,558

Net Debt / Total Net Capital	25.4%	28.0%

At March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $8.8 million and $6.5 million were incurred during the first quarters of 2011 and 2010, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt. However, the rate at which we can reduce our debt during 2011 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding borrowings, and to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  At March 31, 2011 an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus 3 month LIBOR.

At March 31, 2011, we had $580 million of fixed rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At March 31, 2011, the prevailing market rates for long term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 0.6% to 0.2% lower, respectively, than the fixed rates on our senior notes.  At March 31, 2011, we had $145 million of outstanding variable rate borrowings under the unsecured credit facility as well as the $500 million in interest rate swaps. An increase in interest rates of 1% would increase our annualized pretax interest costs by approximately $6.5 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 26% of our total first quarter sales and 65% of these sales were by companies with European functional currencies. The U.S. dollar strengthened against most European currencies and weakened against the Canadian dollar during the first quarter of 2011 versus the first quarter of 2010.  If these currency exchange rates had been 10% different throughout the first quarter of 2011 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $3.2 million.

The U.S. dollar was stronger against most European currencies and weaker against the Canadian dollar at March 31, 2011 versus December 31, 2010. The changes in these currency exchange rates resulted in an increase in net assets of $38.9 million that was reported as a component of comprehensive earnings, $20.7 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.      OTHER INFORMATION

Item 1A.   Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report for the fiscal year ended December 31, 2010 as filed on February 25, 2011 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6.                                Exhibits

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of March 16, 2011, incorporated herein by reference to exhibit 3.2 to the Roper Industries, Inc. Current Report on Form 8-K filed March 22, 2011.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 5, 2011
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	May 5, 2011
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 5, 2011
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of March 16, 2011, incorporated herein by reference to exhibit 3.2 to the Roper Industries, Inc. Current Report on Form 8-K filed March 22, 2011.

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