Form 10-Q
period 2011-06-30
ROPER INDUSTRIES INC
filed 2011-08-08
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

The number of shares outstanding of the Registrant’s common stock as of July 29, 2011 was approximately 96,072,598.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$699,871	$567,104	$1,345,180	$1,101,545
Cost of sales	322,808	265,157	618,021	520,033
Gross profit	377,063	301,947	727,159	581,512

Selling, general and administrative expenses	213,093	182,760	421,189	361,609
Income from operations	163,970	119,187	305,970	219,903

Interest expense	16,196	16,293	32,892	32,474
Other income/(expense)	7,243	(1,657)	7,954	(1,210)

Earnings before income taxes	155,017	101,237	281,032	186,219

Income taxes	48,706	29,956	85,742	55,213

Net earnings	$106,311	$71,281	$195,290	$131,006

Net earnings per share:
Basic	$1.11	$0.76	$2.04	$1.40
Diluted	1.08	0.74	1.99	1.36

Weighted average common shares outstanding:
Basic	95,911	94,011	95,644	93,911
Diluted	98,412	96,449	98,282	96,235

Dividends declared per common share	$0.110	$0.095	$0.220	$0.190

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2011	December 31, 2010
ASSETS:

Cash and cash equivalents	$196,027	$270,394
Accounts receivable, net	440,133	403,337
Inventories, net	211,687	178,559
Deferred taxes	33,339	32,894
Unbilled receivables	72,096	75,620
Other current assets	48,777	37,287
Total current assets	1,002,059	998,091

Property, plant and equipment, net	107,491	103,487
Goodwill	2,884,544	2,727,780
Other intangible assets, net	1,133,059	1,104,513
Deferred taxes	58,222	57,850
Other assets	78,617	77,803

Total assets	$5,263,992	$5,069,524

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$153,518	$137,778
Accrued liabilities	306,346	298,080
Deferred taxes	9,440	10,445
Current portion of long-term debt, net	72,319	93,342
Total current liabilities	541,623	539,645

Long-term debt, net of current portion	1,173,694	1,247,703
Deferred taxes	489,153	465,001
Other liabilities	75,968	66,268
Total liabilities	2,280,438	2,318,617

Commitments and contingencies

Common stock	981	971
Additional paid-in capital	1,074,166	1,045,286
Retained earnings	1,855,025	1,680,849
Accumulated other comprehensive earnings	73,427	43,978
Treasury stock	(20,045)	(20,177)
Total stockholders’ equity	2,983,554	2,750,907

Total liabilities and stockholders’ equity	$5,263,992	$5,069,524

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$195,290	$131,006
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	18,865	18,161
Amortization of intangible assets	50,266	38,289
Amortization of deferred financing costs	1,181	1,181
Non-cash stock compensation	15,808	13,118
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(26,735)	18,394
Unbilled receivables	3,988	(23,394)
Inventories	(25,312)	(998)
Accounts payable and accrued liabilities	17,446	15,626
Income taxes payable	2,175	1,910
Other, net	(10,455)	(7,938)
Cash provided by operating activities	242,517	205,355

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(204,612)	(14,651)
Capital expenditures	(19,390)	(14,113)
Proceeds from sale of assets	1,123	4,322
Other, net	(1,361)	(2,169)
Cash used in investing activities	(224,240)	(26,611)

Cash flows from financing activities:
Payments under revolving line of credit, net	(75,000)	(40,000)
Principal payments on convertible notes	(23,536)	(3,013)
Cash dividends to stockholders	(21,002)	(17,793)
Proceeds from stock option exercises	12,914	8,489
Stock award tax excess windfall benefit	3,729	2,862
Treasury stock sales	1,059	775
Other	(107)	115
Cash used in financing activities	(101,943)	(48,565)

Effect of foreign currency exchange rate changes on cash	9,299	(7,147)

Net increase/(decrease) in cash and cash equivalents	(74,367)	123,032

Cash and cash equivalents, beginning of period	270,394	167,708

Cash and cash equivalents, end of period	$196,027	$290,740

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2010	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907

Net earnings	-	-	195,290	-	-	195,290
Stock option exercises	3	12,911	-	-	-	12,914
Treasury stock sold	-	927	-	-	132	1,059
Currency translation adjustments, net of $1,627 tax	-	-	-	29,449	-	29,449
Stock based compensation	-	15,262	-	-	-	15,262
Restricted stock activity	3	(4,947)	-	-	-	(4,944)
Stock option tax benefit, net of shortfalls	-	3,627	-	-	-	3,627
Conversion of senior subordinated convertible notes	4	1,100	-	-	-	1,104
Dividends declared	-	-	(21,114)	-	-	(21,114)

Balances at June 30, 2011	$981	$1,074,166	$1,855,025	$73,427	$(20,045)	$2,983,554

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2011

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2010 Annual Report on Form 10-K (“Annual Report”) filed on February 25, 2011 with the Securities and Exchange Commission (“SEC”).

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

In May 2011, the FASB issued an amendment to accounting and disclosures related to fair value measurement. This amendment, effective for interim and annual periods beginning after December 15, 2011, results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of this guidance is not expected to have a material impact on our results of operations, financial position or cash flows.

In June 2011, the FASB issued an amendment to the disclosure of Comprehensive Income. This amendment, effective for interim and annual periods beginning after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance will not have an impact on our results of operations, financial position or cash flows as it is disclosure only in nature.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic shares outstanding	95,911	94,011	95,644	93,911
Effect of potential common stock:
Common stock awards	1,282	983	1,293	940
Senior subordinated convertible notes	1,219	1,455	1,345	1,384
Diluted shares outstanding	98,412	96,449	98,282	96,235

For the three and six month periods ended June 30, 2011 there were 662,000 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 1,141,350 and 1,574,100 outstanding stock options, respectively, that would have been antidilutive for the three and six month periods ended June 30, 2010.

4.	Business Acquisitions

On June 3, 2011, Roper acquired 100% of the shares of Northern Digital, Inc. ("NDI"), a leading provider of 3-D measurement technology for medical applications in computer-assisted surgery and computer-assisted therapy. Roper acquired NDI as an addition to its medical platform, and is reported in the Medical and Scientific Imaging segment.  The purchase price was $200 million Canadian dollars, which translated to $205 million U.S. dollars.  Roper recorded $135 million in goodwill and $74 million in other identifiable intangible assets in connection with the acquisition.

The Company recorded $1.1 million in transaction costs related to the acquisition, which were expensed as incurred.  Supplemental pro forma data has not been supplied as the acquisition did not have a material impact on Roper's consolidated results of operations.

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

The following table provides information regarding our stock based compensation expense (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock based compensation	$7.7	$6.1	$15.8	$13.1
Tax effect recognized in net income	2.7	2.1	5.5	4.6
Windfall tax benefit/(shortfall), net	0.9	1.8	3.7	2.9

Stock Options - In the six month period ended June 30, 2011, 652,000 options were granted with a weighted average fair value of $24.86 per option. During the same period in 2010, 573,350 options were granted with a weighted average fair value per share of $16.84. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper stock on the date of grant.

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

	Six months ended June 30,
	2011	2010
Fair value per share ($)	24.86	16.84
Risk-free interest rate (%)	2.07	2.36
Expected option life (years)	5.33	5.38
Expected volatility (%)	35.17	34.54
Expected dividend yield (%)	0.59	0.72

Cash received from option exercises for the six months ended June 30, 2011 and 2010 was approximately $12.9 million and $8.5 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2011, 310,580 restricted stock awards were granted with a weighted average fair value per share of $74.76. During the same period in 2010, 250,243 awards were granted with a weighted average fair value per share of $52.55. All grants were issued at grant date fair value.

During the six months ended June 30, 2011, 211,101 restricted awards vested with a weighted average grant date fair value per share of $51.85, at a weighted average vest date fair value per share of $76.54.

Employee Stock Purchase Plan - During the six month periods ended June 30, 2011 and 2010, participants of the employee stock purchase plan purchased 13,356 and 14,538 shares, respectively, of Roper’s common stock for total consideration of $1.06 million and $0.78 million, respectively. All shares were purchased from Roper’s treasury shares.

6.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net earnings	$106,311	$71,281	$195,290	$131,006
Currency translation adjustments	(7,761)	(17,017)	29,449	(48,268)
Comprehensive earnings	$98,550	$54,264	$224,739	$82,738

7.	Inventories

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials and supplies	$121,701	$113,415
Work in process	32,932	26,358
Finished products	93,458	71,302
Inventory reserves	(36,404)	(32,516)
	$211,687	$178,559

8.	Goodwill

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2010	$420,002	$380,595	$637,991	$1,289,192	$2,727,780
Additions	-	-	135,379	-	135,379
Currency translation adjustments	10,765	3,687	2,950	3,983	21,385
Balances at June 30, 2011	$430,767	$384,282	$776,320	$1,293,175	$2,884,544

9.	Other Intangible Assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$960,013	$(235,885)	$724,128
Unpatented technology	175,819	(54,376)	121,443
Software	49,095	(30,182)	18,913
Patents and other protective rights	25,505	(15,292)	10,213
Trade secrets	1,604	(1,174)	430
Assets not subject to amortization:
Trade names	229,386	-	229,386
Balances at December 31, 2010	$1,441,422	$(336,909)	$1,104,513
Assets subject to amortization:
Customer related intangibles	$1,014,863	$(269,668)	$745,195
Unpatented technology	195,347	(65,424)	129,923
Software	49,097	(33,603)	15,494
Patents and other protective rights	26,272	(17,045)	9,227
Trade secrets	1,604	(1,365)	239
Assets not subject to amortization:
Trade names	232,981	-	232,981
Balances at June 30, 2011	$1,520,164	$(387,105)	$1,133,059

Amortization expense of other intangible assets was $48,376 and $37,013 during the six months ended June 30, 2011 and 2010, respectively.

10.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six month period ended June 30, 2011, 54,925 notes were converted for $23.5 million in cash and 408,171 shares of common stock at a weighted average share price of $83.82.  No gain or loss was recorded upon these conversions.  In addition, a related $1.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At June 30, 2011, the conversion price on the outstanding notes was $432.74.  If converted at June 30, 2011, the value would exceed the $69 million principal amount of the notes by approximately $95 million and would result in the issuance of 1,158,060 shares of Roper’s common stock.

11.	Fair Value of Financial Instruments

Roper’s long-term debt at June 30, 2011 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $568 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $555 million, based on the trading prices of the notes.  Short-term debt included $69 million of fixed-rate convertible notes that were reported at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.   At June 30, 2011 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At June 30, 2011, the fair value of the swap was an asset balance of $15.00 million and was reported in other assets, with a corresponding increase of $15.05 million in the notes being hedged, which was reported as long term-debt.  The impact on earnings for the three and six month periods ended June 30, 2011 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

12.	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including product liability and employment practices. The Company is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper’s consolidated financial position, results of operations or cash flows.

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2011 is presented below (in thousands):

Balance at December 31, 2010	$7,038
Additions charged to costs and expenses	4,151
Deductions	(3,657)
Other	507
Balance at June 30, 2011	$8,039

13.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Net sales:
Industrial Technology	$183,455	$145,490	26.1%	$353,437	$280,802	25.9%
Energy Systems & Controls	145,750	119,387	22.1	275,383	225,065	22.4
Medical & Scientific Imaging	151,078	128,514	17.6	296,365	258,758	14.5
RF Technology	219,588	173,713	26.4	419,995	336,920	24.7
Total	$699,871	$567,104	23.4%	$1,345,180	$1,101,545	22.1%
Gross profit:
Industrial Technology	$92,068	$73,930	24.5%	$177,782	$141,442	25.7%
Energy Systems & Controls	80,412	64,803	24.1	150,558	118,294	27.3
Medical & Scientific Imaging	95,006	78,307	21.3	186,260	155,817	19.5
RF Technology	109,577	84,907	29.1	212,559	165,959	28.1
Total	$377,063	$301,947	24.9%	$727,159	$581,512	25.0%
Operating profit*:
Industrial Technology	$51,729	$38,742	33.5%	$97,918	$70,508	38.9%
Energy Systems & Controls	37,704	29,072	29.7	66,748	47,995	39.1
Medical & Scientific Imaging	35,352	27,796	27.2	70,389	57,130	23.2
RF Technology	52,911	34,704	52.5	97,861	66,905	46.3
Total	$177,696	$130,314	36.4%	$332,916	$242,538	37.3%
Long-lived assets:
Industrial Technology	$41,343	$41,033	0.8%
Energy Systems & Controls	17,868	19,311	(7.5)
Medical & Scientific Imaging	48,261	35,670	35.3
RF Technology	31,047	31,154	(0.3)
Total	$138,519	$127,168	8.9%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $13,726 and $11,127 for the three months ended June 30, 2011 and 2010, respectively, and $26,946 and $22,635 for the six months ended June 30, 2011 and 2010, respectively.

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

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenue. We have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our consolidated financial statements.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation and utilization, future warranty obligations, revenue recognition, including  percentage-of-completion, income taxes and goodwill and indefinite-lived asset analyses. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At June 30, 2011, our allowance for doubtful accounts receivable, sales returns and sales credits was $10.7 million, or 2.4% of total gross accounts receivable at June 30, 2011, as compared to 2.5% of total gross accounts receivable at December 31, 2010. The allowance will fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2011, inventory reserves for excess and obsolete inventory were $36.4 million, or 14.7% of gross inventory cost, as compared to $32.5 million, or 15.4% of gross inventory cost, at December 31, 2010. The inventory reserve as a percent of gross inventory cost will fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2011, the accrual for future warranty obligations was $8.0 million or 0.3% of annualized second quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the six months ended June 30, 2011, we recognized $67.0 million of net sales using this method. In addition, approximately $171.8 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2011. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 31.4% as compared to the prior year rate of 29.6%. The increase is due to a reduction in the prior year rate due to foreign tax planning initiatives in 2010 that did not recur in 2011.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales
Industrial Technology	$183,455	$145,490	$353,437	$280,802
Energy Systems & Controls	145,750	119,387	275,383	225,065
Medical & Scientific Imaging	151,078	128,514	296,365	258,758
RF Technology	219,588	173,713	419,995	336,920
Total	$699,871	$567,104	$1,345,180	$1,101,545
Gross profit:
Industrial Technology	50.2%	50.8%	50.3%	50.4%
Energy Systems & Controls	55.2	54.3	54.7	52.6
Medical & Scientific Imaging	62.9	60.9	62.8	60.2
RF Technology	49.9	48.9	50.6	49.3
Total	53.9	53.2	54.1	52.8
Selling, general & administrative expenses:
Industrial Technology	22.0%	24.2%	22.6%	25.3%
Energy Systems & Controls	29.3	29.9	30.4	31.2
Medical & Scientific Imaging	39.5	39.3	39.1	38.1
RF Technology	25.8	28.9	27.3	29.4
Total	28.5	30.3	29.3	30.8
Segment operating profit:
Industrial Technology	28.2%	26.6%	27.7%	25.1%
Energy Systems & Controls	25.9	24.4	24.2	21.3
Medical & Scientific Imaging	23.4	21.6	23.8	22.1
RF Technology	24.1	20.0	23.3	19.9
Total	25.4	23.0	24.7	22.0
Corporate administrative expenses	(2.0)	(2.0)	(2.0)	(2.1)
	23.4	21.0	22.7	19.9
Interest expense	(2.3)	(2.8)	(2.4)	(2.9)
Other income/(expense)	1.0	(0.3)	0.6	(0.1)
Earnings before income taxes	22.2	17.9	20.9	16.9
Income taxes	(7.0)	(5.3)	(6.4)	(5.0)
Net earnings	15.2%	12.6%	14.5%	11.9%

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net sales for the quarter ended June 30, 2011 were $699.9 million as compared to $567.1 million in the prior year quarter, an increase of 23%. The increase was the result of organic growth of 16%, a 4% increase in sales from acquisitions and 3% from foreign exchange.

In our Industrial Technology segment, net sales were up 26% to $183.5 million in the second quarter of 2011 as compared to $145.5 million in the second quarter of 2010.  Organic growth accounted for 22% of the increase in sales, with the remaining 4% from foreign exchange.  The increase in organic sales was due to broad-based strength across all businesses and end markets within this segment.  Gross margins decreased to 50.2% in the second quarter of 2011 as compared to 50.8% in the second quarter of 2010. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 22.0% in the current year quarter from 24.2% in the prior year quarter due to operating leverage on higher sales volume. The resulting operating profit margins were 28.2% in the second quarter of 2011 as compared to 26.6% in the second quarter of 2010.

Net sales in our Energy Systems & Controls segment increased by 22% to $145.8 million during the second quarter of 2011 compared to $119.4 million in the second quarter of 2010. Organic growth accounted for 18% of the increase in sales, with the remaining 4% from foreign exchange.  The increase in organic sales was due to increased demand in industrial process end markets and growth in our diesel engine safety systems.  Gross margins increased to 55.2% in the second quarter of 2011 compared to 54.3% in the second quarter of 2010 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 29.3% in the second quarter of 2011, compared to 29.9% in the prior year quarter due to operating leverage on higher sales volume. As a result, operating margins were 25.9% in the second quarter of 2011 as compared to 24.4% in the second quarter of 2010.

In our Medical & Scientific Imaging segment net sales increased by 18% to $151.1 million in the second quarter of 2011 as compared to $128.5 million in the second quarter of 2010.  The increase was comprised of organic growth of 12%, a 3% increase from acquisitions, and 3% from foreign exchange.  The organic growth was due to increased sales in our electron microscopy and medical businesses.  Gross margins increased to 62.9% in the second quarter of 2011 from 60.9% in the second quarter of 2010 due primarily to operating leverage on higher sales volume. SG&A as a percentage of net sales was relatively unchanged at 39.5% in the second quarter of 2011 as compared to 39.3% in the second quarter of 2010. As a result, operating margins were 23.4% in the second quarter of 2011 as compared to 21.6% in the second quarter of 2010.

In our RF Technology segment, net sales were $219.6 million in the second quarter of 2011 as compared to $173.7 million in the second quarter of 2010, an increase of 26%.   The increase included organic growth of 13%, an increase of 12% from acquisitions, and 1% from foreign exchange. The increase in organic growth was due to strength in software sales to colleges and universities and growth in our water and gas network monitoring products. Gross margins increased to 49.9% in the second quarter ended June 30, 2011, as compared to 48.9% in the prior year quarter due to a more favorable mix in higher margin software revenue. SG&A as a percentage of sales in the second quarter of 2011 was 25.8% as compared to 28.9% in the prior year due to operating leverage on higher sales volume. As a result, operating profit margins were 24.1% in the second quarter of 2011 as compared to 20.0% in the second quarter of 2010.

Corporate expenses were $13.7 million in the second quarter of 2011 as compared to $11.1 million in the second quarter of 2010. Corporate expenses as a percentage of sales remained constant at 2% in both quarters.  The dollar increase is due to higher equity compensation costs and higher salaries and wages.

Interest expense of $16.2 million in the second quarter of 2011 was relatively unchanged as compared to $16.3 million in the second quarter of 2010, as higher average debt balances were partially offset by lower interest rates.

Other income in the second quarter of 2011 was $7.2 million, due primarily to a $6.9 million foreign currency remeasurement gain on an intercompany note, as compared to other expense of $1.7 million in the second quarter of 2010 due primarily to foreign exchange losses at our non-U.S. based companies.

Our second quarter effective income tax rate was 31.4% as compared to the prior year rate of 29.6%. The increase is due to a reduction in the prior year rate due to foreign tax planning initiatives in 2010 that did not recur in 2011.

At June 30, 2011, the functional currencies of most of our European subsidiaries were weaker and the Canadian dollar was stronger against the U.S. dollar compared to currency exchange rates at March 31, 2011. The currency changes resulted in a decrease of $7.8 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $0.7 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended June 30, 2011 the functional currencies of most of our European and Canadian subsidiaries were stronger against the U.S. dollar as compared to the quarter ended June 30, 2010.  The difference between the operating profits for these companies for the second quarter of 2011 compared to the prior year quarter, translated into U.S. dollars, was approximately 3%.

Net orders were $707.7 million for the quarter, 14% higher than the second quarter 2010 net order intake of $619.3 million.  Orders increased across all of our segments due to continuing strength in our end markets.  Acquisitions contributed 4% to the current quarter orders. Overall, our order backlog at June 30, 2011 was up 36% as compared to June 30, 2010.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2011	2010	2011	2010
Industrial Technology	$189,322	$164,685	$154,044	$88,153
Energy Systems & Controls	151,134	126,960	116,325	85,219
Medical & Scientific Imaging	150,047	135,265	122,084	80,032
RF Technology	217,182	192,419	479,743	388,483
	$707,685	$619,329	$872,196	$641,887

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net sales for the six months ended June 30, 2011 were $1.3 billion as compared to $1.1 billion in the prior year six month period, an increase of 22%. The increase is comprised of a 16% increase in organic sales, an increase of 4% from acquisitions, and a positive 2% impact from foreign currency.

In our Industrial Technology segment, net sales increased by 26% to $353.4 million in the first six months of 2011 as compared to $280.8 million in the first six months of 2010.  The increase was due to broad-based strength across all businesses and end markets within this segment. Gross margins were relatively unchanged at 50.3% for the first six months of 2011 as compared to 50.4% in the first six months of 2010.  SG&A expenses as a percentage of net sales were 22.6%, as compared to 25.3% in the prior year six month period, due to a 0.5% impact related to the resolution of a long-standing customer issue in the first quarter of 2010.  The resulting operating profit margins were 27.7% in the first six months of 2011 as compared to 25.1% in the first six months of 2010.

Net sales in our Energy Systems & Controls segment increased by 22% to $275.4 million during the first six months of 2011 compared to $225.1 million in the first six months of 2010, due to increased sales in all businesses within the segment. Gross margins were 54.7% in the first six months of 2011, compared to 52.6% in the first six months of 2010, due to operating leverage from higher sales volume. SG&A expenses as a percentage of net sales were 30.4% as compared to 31.2% in the prior year six month period due to operating leverage from higher sales volume. Operating margins were 24.2% in the first six months of 2011 as compared to 21.3% in first six months of 2010.

In our Medical & Scientific Imaging segment net sales increased 15% to $296.4 million in the first six months of 2011 as compared to $258.8 million in the first six months of 2010, due primarily to increased sales in our electron microscopy and medical businesses.  Gross margins increased to 62.8% in the first six months of 2011 from 60.2% in the first six months of 2010, due primarily to operating leverage on higher sales volume. SG&A as a percentage of net sales increased to 39.1% in the six month period ended June 30, 2011 as compared to 38.1% in the prior year period due to investments in new products, primarily in the medical businesses. Operating margins were 23.8% in the first six months of 2011 as compared to 22.1% in the first six months of 2010.

In our RF Technology segment, net sales were $420.0 million compared to $336.9 million in the first six months of 2010, an increase of 25%. The increase included internal growth of 13% as well as an increase of 12% from acquisitions. Gross margins were 50.6% as compared to 49.3% in the prior year six month period due to a more favorable mix in tolling and traffic management and water and gas network monitoring products and services .  SG&A as a percentage of sales in the first six months of 2010 was 27.3%, a decrease from 29.4% in the prior year due to operating leverage on higher sales volume.  Operating profit margins were 23.3% in 2011 as compared to 19.9% in 2010.

Corporate expenses increased by $4.3 million to $26.9 million, or 2.0% of sales, in the first half of 2011 as compared to $22.6 million, or 2.1% of sales, in the first half of 2010. The dollar increase is due to higher equity compensation costs and higher salaries and wages.

Interest expense of $32.9 million for the first half of 2011 was $0.4 million higher as compared to $32.5 million in the first half of 2010, as higher average debt balances were partially offset by lower interest rates.

Other income in the first half of 2011 was $8.0 million, due primarily to a $6.9 million foreign currency remeasurement gain on an intercompany note, as compared to other expense of $1.2 million in 2010, due primarily to foreign exchange losses at our non-U.S. based companies.

Income taxes were 30.5% of pretax earnings in the first six months of 2011, as compared to the 2010 rate of 29.7%. The increase is due to a reduction in the prior year rate due to foreign tax planning initiatives in 2010 that did not recur in 2011.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six month periods ended June 30, 2011 and 2010 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash provided by/(used in):
Operating activities	$155.9	$110.3	$242.5	$205.4
Investing activities	(215.2)	(8.0)	(224.2)	(26.6)
Financing activities	(5.9)	(0.5)	(101.9)	(48.6)

Operating activities - Net cash provided by operating activities in the second quarter of 2011 was $45.7 million higher than the second quarter of 2010, due primarily to higher net earnings in the current quarter, and slower customer payments on long-term projects in the prior year.   In the six month period ending June 30, 2011, operating cash flow increased by $37.2 million, or 18.1% over the prior year six month period, due to higher net income partially offset by increased inventory levels.

Investing activities - Cash used in investing activities during the second quarter of 2011 was primarily business acquisitions and capital expenditures.  Cash used in investing activities during the second quarter of 2010 was primarily capital expenditures.  Cash used in investing activities in the six months ended June 30, 2011 and June 30, 2010 was for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities in the second quarter of 2011 was primarily for principal debt payments and dividends, offset partially by revolver borrowings and stock option proceeds.  Cash used in financing activities in the second quarter of 2010 was for dividends, offset partially by stock option proceeds.  Cash used in financing activities in the six month periods ended June 30, 2011 and 2010 was primarily for principal debt payments and dividends.

Total debt at June 30, 2011 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$515,053
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	68,902
Revolving Facility	155,000
Other	7,058
Total debt	1,246,013
Less current portion	72,319
Long-term debt	$1,173,694

* Shown including fair value swap adjustment of $15,053.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2011, there were $155 million of outstanding borrowings under the facility, as well as $7.1 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $44 million of outstanding letters of credit.

The cash and short-term investments at our foreign subsidiaries at June 30, 2011 totaled $153 million.  Repatriation of these funds for use in domestic operations would expose us to a potential additional tax impact.  We consider this cash to be permanently reinvested and have no plans to repatriate these funds.  We expect that our available borrowing capacity combined with cash flows expected from existing business will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2011.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $336.7 million at June 30, 2011 compared to $281.4 million at December 31, 2010 reflecting increases in working capital due primarily to higher inventory and receivables balances related to the timing of sales and orders. Total debt decreased to $1.25 billion at June 30, 2011 compared to $1.34 billion at December 31, 2010 due to the use of operating cash flows to reduce outstanding debt.

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $19.4 million and $14.1 million were incurred during the six months ended June 30, 2011 and 2010, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company manages interest rate risk by maintaining a combination of fixed and variable rate debt, which may include interest rate swaps to convert fixed rate debt to variable rate debt, or to convert variable rate debt to fixed rate debt.  At June 30, 2011 an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus 3 month LIBOR.

At June 30, 2011, we had $569 million of fixed rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At June 30, 2011, the prevailing market rates for long term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 3.3% to 1.6% lower, respectively, than the fixed rates on our senior notes.  At June 30, 2011, we had $155 million of outstanding variable rate borrowings under the unsecured credit facility as well as the $500 million in interest rate swaps. An increase in interest rates of 1% would increase our annualized pretax interest costs by approximately $6.6 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 26.4% of our total second quarter sales and 65.6% of these sales were by companies with a European functional currency. The U.S. dollar weakened against most European currencies and the Canadian dollar during the second quarter of 2011 versus the second quarter of 2010. If these currency exchange rates had been 10% different throughout the second quarter of 2011 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $2.9 million.

The U.S. dollar was stronger against most European currencies and weaker against the Canadian dollar at June 30, 2011 versus December 31, 2010. The changes in these currency exchange rates resulted in an increase in net assets of $31.1 million that was reported as a component of comprehensive earnings, $21.4 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 8, 2011
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	August 8, 2011
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 8, 2011
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.