Form 10-Q
period 2011-09-30
ROPER INDUSTRIES INC
filed 2011-11-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

The number of shares outstanding of the Registrant’s common stock as of October 28, 2011 was 96,477,262.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$712,705	$605,088	$2,057,885	$1,706,633
Cost of sales	330,149	283,339	948,170	803,372
Gross profit	382,556	321,749	1,109,715	903,261

Selling, general and administrative expenses	215,341	193,516	636,530	555,125
Income from operations	167,215	128,233	473,185	348,136

Interest expense	15,373	17,134	48,265	49,608
Other income	690	2,631	8,644	1,421

Earnings before income taxes	152,532	113,730	433,564	299,949

Income taxes	42,251	29,467	127,993	84,680

Net earnings	$110,281	$84,263	$305,571	$215,269

Net earnings per share:
Basic	$1.15	$0.89	$3.19	$2.29
Diluted	1.12	0.87	3.11	2.23

Weighted average common shares outstanding:
Basic	96,083	94,312	95,792	94,046
Diluted	98,308	96,671	98,285	96,374

Dividends declared per common share	$0.1100	$0.0950	$0.3300	$0.2850

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2011	December 31, 2010
ASSETS:

Cash and cash equivalents	$246,454	$270,394
Accounts receivable, net	422,418	403,337
Inventories, net	211,582	178,559
Deferred taxes	34,141	32,894
Unbilled receivables	72,681	75,620
Other current assets	42,747	37,287
Total current assets	1,030,023	998,091

Property, plant and equipment, net	106,965	103,487
Goodwill	2,874,732	2,727,780
Other intangible assets, net	1,109,406	1,104,513
Deferred taxes	60,587	57,850
Other assets	76,725	77,803

Total assets	$5,258,438	$5,069,524

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$144,606	$137,778
Accrued liabilities	302,058	298,080
Deferred taxes	7,971	10,445
Current portion of long-term debt, net	71,194	93,342
Total current liabilities	525,829	539,645

Long-term debt, net of current portion	1,103,296	1,247,703
Deferred taxes	486,095	465,001
Other liabilities	74,555	66,268
Total liabilities	2,189,775	2,318,617

Commitments and contingencies

Common stock	982	971
Additional paid-in capital	1,087,245	1,045,286
Retained earnings	1,954,728	1,680,849
Accumulated other comprehensive earnings	45,681	43,978
Treasury stock	(19,973)	(20,177)
Total stockholders’ equity	3,068,663	2,750,907

Total liabilities and stockholders’ equity	$5,258,438	$5,069,524

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$305,571	$215,269
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	27,669	27,271
Amortization of intangible assets	77,056	61,430
Amortization of deferred financing costs	1,772	1,772
Non-cash stock compensation	23,466	19,384
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(19,521)	4,277
Unbilled receivables	2,990	(17,395)
Inventories	(28,422)	(7,277)
Accounts payable and accrued liabilities	16,716	33,110
Income taxes payable	5,888	10,943
Other, net	(4,111)	(4,366)
Cash provided by operating activities	409,074	344,418

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(227,197)	(536,413)
Capital expenditures	(29,143)	(20,391)
Proceeds from sale of assets	1,553	4,773
Other, net	(1,685)	(2,958)
Cash used in investing activities	(256,472)	(554,989)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	(145,000)	318,000
Principal payments on convertible notes	(25,057)	(20,123)
Cash dividends to stockholders	(31,529)	(26,722)
Proceeds from stock option exercises	14,479	16,955
Stock award tax excess windfall benefit	4,101	4,287
Treasury stock sales	1,589	1,236
Other	(537)	(314)
Cash provided by/(used in) financing activities	(181,954)	293,319

Effect of foreign currency exchange rate changes on cash	5,412	357

Net increase/(decrease) in cash and cash equivalents	(23,940)	83,105

Cash and cash equivalents, beginning of period	270,394	167,708

Cash and cash equivalents, end of period	$246,454	$250,813

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2010	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907

Net earnings	-	-	305,571	-	-	305,571
Stock option exercises	4	14,475	-	-	-	14,479
Treasury stock sold	-	1,385	-	-	204	1,589
Currency translation adjustments, net of $809 tax	-	-	-	1,703	-	1,703
Stock based compensation	-	22,940	-	-	-	22,940
Restricted stock activity	3	(4,987)	-	-	-	(4,984)
Stock option tax benefit, net of shortfalls	-	3,999	-	-	-	3,999
Conversion of senior subordinated convertible notes	4	4,147	-	-	-	4,151
Dividends declared	-	-	(31,692)	-	-	(31,692)

Balances at September 30, 2011	$982	$1,087,245	$1,954,728	$45,681	$(19,973)	$3,068,663

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2011

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2010 Annual Report on Form 10-K (“Annual Report”) filed on February 25, 2011 with the Securities and Exchange Commission (“SEC”).

2.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company implemented the amendments on January 1, 2011, and the impact on its results of operations, financial position and cash flows was immaterial.

In May 2011, the FASB issued an amendment to accounting and disclosures related to fair value measurement. This amendment, effective for interim and annual periods beginning after December 15, 2011, results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued an amendment to the disclosure of Comprehensive Income. This amendment, effective for interim and annual periods beginning after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance will not have an impact on the Company’s results of operations, financial position or cash flows as it is disclosure only in nature.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules.  Otherwise, the two-step goodwill impairment test is not required.  The new accounting rules will be effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted.  The Company is currently assessing the new accounting rules but does not expect these rules to have a material effect on the Company’s results of operations, financial position or cash flows.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic shares outstanding	96,083	94,312	95,792	94,046
Effect of potential common stock:
Common stock awards	1,157	975	1,242	945
Senior subordinated convertible notes	1,068	1,384	1,251	1,383
Diluted shares outstanding	98,308	96,671	98,285	96,374

For the three and nine month periods ended September 30, 2011 there were 773,500 and 763,500 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 1,139,683 and 1,575,933 outstanding stock options, respectively, that would have been antidilutive for the three and nine month periods ended September 30, 2010.

4.	Business Acquisitions

On June 3, 2011, Roper acquired 100% of the shares of Northern Digital, Inc. (“NDI”), a leading provider of 3-D measurement technology for medical applications in computer-assisted surgery and computer-assisted therapy. Roper acquired NDI as an addition to its medical platform, and it is reported in the Medical and Scientific Imaging segment.  The purchase price was $200 million Canadian dollars, which translated to $205 million U.S. dollars.  Roper recorded $135 million in goodwill and $74 million in other identifiable intangible assets in connection with the acquisition.

On September 26, 2011, Roper acquired 100% of the shares of United Controls Group, Inc. (“UCG”), a provider of control systems in the oil and gas industry, for $23 million in cash.  UCG was acquired as an addition to Roper’s existing control systems businesses, and is reported in the Energy Systems and Controls segment.  Roper recorded a preliminary value of $23 million in total goodwill and other intangible assets in connection with the acquisition.

The Company recorded $1.3 million in transaction costs related to 2011 acquisitions, which were expensed as incurred.

Supplemental pro forma data has not been supplied as the acquisitions, both individually and in aggregate, did not have a material impact on Roper's consolidated results of operations.

5.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan is a stock based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers and directors.

Roper’s stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company’s stock based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock based compensation	$7,660	$6,280	$23,466	$19,384
Tax effect recognized in net income	2,681	2,198	8,216	6,789
Windfall tax benefit, net	372	1,369	3,999	4,241

Stock Options - In the nine month period ended September 30, 2011, 753,500 options were granted with a weighted average fair value of $24.45 per option. During the same period in 2010, 595,850 options were granted with a weighted average fair value per share of $16.93. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper stock on the date of grant.

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

	Nine months ended September 30,
	2011	2010
Fair value per share ($)	24.45	16.93
Risk-free interest rate (%)	1.91	2.34
Expected option life (years)	5.34	5.38
Expected volatility (%)	35.26	34.54
Expected dividend yield (%)	0.60	0.72

Cash received from option exercises for the nine months ended September 30, 2011 and 2010 was $14.5 million and $17.0 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2011, 339,330 restricted stock awards were granted with a weighted average fair value per share of $74.27. During the same period in 2010, 252,893 awards were granted with a weighted average fair value per share of $52.65. All grants were issued at grant date fair value.

During the nine months ended September 30, 2011, 213,101 restricted awards vested with a weighted average grant date fair value per share of $51.79, at a weighted average vest date fair value per share of $76.50.

Employee Stock Purchase Plan - During the nine month periods ended September 30, 2011 and 2010, participants of the employee stock purchase plan purchased 20,628 and 22,598 shares, respectively, of Roper’s common stock for total consideration of $1.6 million and $1.2 million, respectively. All shares were purchased from Roper’s treasury shares.

6.	Comprehensive Earnings

Comprehensive earnings include net earnings and all other non-owner sources of changes in net assets and are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$110,281	$84,263	$305,571	$215,269
Currency translation adjustments	(27,746)	36,837	1,703	(11,431)
Comprehensive earnings	$82,535	$121,100	$307,274	$203,838

7.	Inventories

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials and supplies	$126,762	$113,415
Work in process	34,743	26,358
Finished products	86,558	71,302
Inventory reserves	(36,481)	(32,516)
	$211,582	$178,559

8.	Goodwill

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2010	$420,002	$380,595	$637,991	$1,289,192	$2,727,780
Additions	-	16,294	135,379	-	151,673
Other	-	-	-	(5,272)	(5,272)
Currency translation adjustments	3,382	902	(4,745)	1,012	551
Balances at September 30, 2011	$423,384	$397,791	$768,625	$1,284,932	$2,874,732

Other relates to final working capital and tax adjustments related to 2010 acquisitions.

9.	Other Intangible Assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$960,013	$(235,885)	$724,128
Unpatented technology	175,819	(54,376)	121,443
Software	49,095	(30,182)	18,913
Patents and other protective rights	25,505	(15,292)	10,213
Trade secrets	1,604	(1,174)	430
Assets not subject to amortization:
Trade names	229,386	-	229,386
Balances at December 31, 2010	$1,441,422	$(336,909)	$1,104,513
Assets subject to amortization:
Customer related intangibles	$1,015,186	$(285,714)	$729,472
Unpatented technology	195,920	(70,267)	125,653
Software	49,095	(34,718)	14,377
Patents and other protective rights	26,249	(17,880)	8,369
Trade secrets	1,604	(1,424)	180
Assets not subject to amortization:
Trade names	231,355	-	231,355
Balances at September 30, 2011	$1,519,409	$(410,003)	$1,109,406

Amortization expense of other intangible assets was $73,466 and $59,546 during the nine months ended September 30, 2011 and 2010, respectively.

10.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine month period ended September 30, 2011, 58,430 notes were converted for $25.1 million in cash and 433,567 shares of common stock at a weighted average share price of $83.71.  No gain or loss was recorded upon these conversions.  In addition, a related $4.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At September 30, 2011, the conversion of 1,200 notes was pending with a settlement date of October 6, 2011.  The conversion resulted in the payment of $0.5 million in cash and the issuance of 7,586 shares of common stock at a weighted average share price of $70.12.

At September 30, 2011, the conversion price on the outstanding notes was $436.81.  If converted at September 30, 2011, the value would exceed the $68 million principal amount of the notes by $70 million and would result in the issuance of 987,143 shares of Roper’s common stock.

11.	Fair Value of Financial Instruments

Roper’s long-term debt at September 30, 2011 included $500 million of fixed-rate senior notes due 2019, with a fair value of $605 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of $549 million, based on the trading prices of the notes.  Short-term debt included $68 million of fixed-rate convertible notes that were reported at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.   At September 30, 2011 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed the Company’s $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At September 30, 2011, the fair value of the swap was an asset balance of $14.84 million and was reported in other assets, with a corresponding increase of $14.81 million in the notes being hedged, which was reported as long-term debt.  The impact on earnings for the three and nine month periods ended September 30, 2011 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

In the third quarter of 2011, the Company entered into foreign currency forward contracts expiring in the fourth quarter of 2011 to offset the foreign currency remeasurement gains and losses related to intercompany notes structured as non-permanent advances.  At September 30, 2011, the fair value of the forward contracts was an asset balance of $3.4 million and was reported in other receivables. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses foreign currency exchange rates that are observable for the asset in order to value the instruments.

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2011 is presented below (in thousands):

Balance at December 31, 2010	$7,038
Additions charged to costs and expenses	6,914
Deductions	(5,884)
Other	14
Balance at September 30, 2011	$8,082

13.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Net sales:
Industrial Technology	$185,258	$161,205	14.9%	$538,695	$442,007	21.9%
Energy Systems & Controls	150,385	123,458	21.8	425,768	348,523	22.2
Medical & Scientific Imaging	156,470	134,434	16.4	452,835	393,192	15.2
RF Technology	220,592	185,991	18.6	640,587	522,911	22.5
Total	$712,705	$605,088	17.8%	$2,057,885	$1,706,633	20.6%
Gross profit:
Industrial Technology	$91,238	$82,383	10.7%	$269,020	$223,825	20.2%
Energy Systems & Controls	81,832	65,590	24.8	232,390	183,884	26.4
Medical & Scientific Imaging	99,035	82,610	19.9	285,295	238,427	19.7
RF Technology	110,451	91,166	21.2	323,010	257,125	25.6
Total	$382,556	$321,749	18.9%	$1,109,715	$903,261	22.9%
Operating profit*:
Industrial Technology	$52,238	$44,954	16.2%	$150,156	$115,462	30.0%
Energy Systems & Controls	38,675	28,611	35.2	105,423	76,606	37.6
Medical & Scientific Imaging	38,610	31,193	23.8	108,999	88,323	23.4
RF Technology	52,552	37,155	41.4	150,413	104,060	44.5
Total	$182,075	$141,913	28.3%	$514,991	$384,451	34.0%
Long-lived assets:
Industrial Technology	$41,070	$40,754	0.8%
Energy Systems & Controls	17,784	18,731	(5.1)
Medical & Scientific Imaging	46,940	35,458	32.4
RF Technology	29,879	34,319	(12.9)
Total	$135,673	$129,262	5.0%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $14,860 and $13,680 for the three months ended September 30, 2011 and 2010, respectively, and $41,806 and $36,315 for the nine months ended September 30, 2011 and 2010, respectively.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At September 30, 2011, our allowance for doubtful accounts receivable, sales returns and sales credits was $10.2 million, or 2.3% of total gross accounts receivable at September 30, 2011, as compared to $10.3 million, or 2.5% of total gross accounts receivable at December 31, 2010. The allowance will fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2011, inventory reserves for excess and obsolete inventory were $36.5 million, or 14.7% of gross inventory cost, as compared to $32.5 million, or 15.4% of gross inventory cost, at December 31, 2010. The inventory reserve as a percent of gross inventory cost will fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2011, the accrual for future warranty obligations was $8.1 million or 0.3% of annualized third quarter sales and is consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the nine months ended September 30, 2011, we recognized $111.7 million of net sales using this method. In addition, approximately $156.0 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2011. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. GAAP requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 27.7% as compared to the prior year rate of 25.9%. The 2010 effective income tax rate was reduced by the cumulative impact of foreign tax planning initiatives implemented in the third quarter of 2010.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales
Industrial Technology	$185,258	$161,205	$538,695	$442,007
Energy Systems & Controls	150,385	123,458	425,768	348,523
Medical & Scientific Imaging	156,470	134,434	452,835	393,192
RF Technology	220,592	185,991	640,587	522,911
Total	$712,705	$605,088	$2,057,885	$1,706,633
Gross profit:
Industrial Technology	49.2%	51.1%	49.9%	50.6%
Energy Systems & Controls	54.4	53.1	54.6	52.8
Medical & Scientific Imaging	63.3	61.5	63.0	60.6
RF Technology	50.1	49.0	50.4	49.2
Total	53.7	53.2	53.9	52.9
Selling, general & administrative expenses:
Industrial Technology	21.1%	23.2%	22.1%	24.5%
Energy Systems & Controls	28.7	30.0	29.8	30.8
Medical & Scientific Imaging	38.6	38.2	38.9	38.2
RF Technology	26.2	29.0	26.9	29.3
Total	28.1	29.7	28.9	30.4
Segment operating profit:
Industrial Technology	28.2%	27.9%	27.9%	26.1%
Energy Systems & Controls	25.7	23.2	24.8	22.0
Medical & Scientific Imaging	24.7	23.2	24.1	22.5
RF Technology	23.8	20.0	23.5	19.9
Total	25.5	23.5	25.0	22.5
Corporate administrative expenses	(2.1)	(2.3)	(2.0)	(2.1)
	23.5	21.2	23.0	20.4
Interest expense	(2.2)	(2.8)	(2.3)	(2.9)
Other income	0.1	0.4	0.4	0.1
Earnings before income taxes	21.4	18.8	21.1	17.6
Income taxes	(5.9)	(4.9)	(6.2)	(5.0)
Net earnings	15.5%	13.9%	14.8%	12.6%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net sales for the quarter ended September 30, 2011 were $712.7 million as compared to $605.1 million in the prior year quarter, an increase of 18%. The increase was the result of organic growth of 13%, a 3% increase in sales from acquisitions and 2% from foreign exchange.

In our Industrial Technology segment, net sales were up 15% to $185.3 million in the third quarter of 2011 as compared to $161.2 million in the third quarter of 2010.  Organic growth accounted for 12% of the increase in sales, with the remaining 3% from foreign exchange.  The increase in organic sales was due to increased sales in our materials testing and industrial pump businesses.  Gross margins decreased 190 basis points to 49.2% in the third quarter of 2011 due to higher sales of lower margin products. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 21.1% in the current year quarter from 23.2% in the prior year quarter due to operating leverage on higher sales volume. The resulting operating profit margins were 28.2% in the third quarter of 2011 as compared to 27.9% in the third quarter of 2010.

Net sales in our Energy Systems & Controls segment increased by 22% to $150.4 million during the third quarter of 2011 compared to $123.5 million in the third quarter of 2010. Organic growth accounted for 18% of the increase in sales, with the remaining 4% from foreign exchange.  The increase in organic sales was due to increased demand in industrial process end markets and growth in our diesel engine safety systems.  Gross margins increased to 54.4% in the third quarter of 2011 compared to 53.1% in the third quarter of 2010 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 28.7% in the third quarter of 2011, compared to 30.0% in the prior year quarter due to operating leverage on higher sales volume. As a result, operating margins were 25.7% in the third quarter of 2011 as compared to 23.2% in the third quarter of 2010.

In our Medical & Scientific Imaging segment net sales increased by 16% to $156.5 million in the third quarter of 2011 as compared to $134.4 million in the third quarter of 2010.  The increase was comprised of organic growth of 7%, a 7% increase from acquisitions, and 2% from foreign exchange.  The organic growth was due to increased sales in our electron microscopy and medical businesses.  Gross margins increased to 63.3% in the third quarter of 2011 from 61.5% in the third quarter of 2010 due primarily to operating leverage on higher sales volume. SG&A as a percentage of net sales increased to 38.6% in the third quarter of 2011 as compared to 38.2% in the third quarter of 2010. As a result, operating margins were 24.7% in the third quarter of 2011 as compared to 23.2% in the third quarter of 2010.

In our RF Technology segment, net sales were $220.6 million in the third quarter of 2011 as compared to $186.0 million in the third quarter of 2010, an increase of 19%.   The increase included organic growth of 15%, an increase of 3% from acquisitions, and 1% from foreign exchange. The increase in organic growth was due to strength in sales to colleges and universities and growth in our toll and traffic solutions. Gross margins increased to 50.1% in the third quarter ended September 30, 2011, as compared to 49.0% in the prior year quarter due to a more favorable mix between products and software in the current year quarter. SG&A as a percentage of sales in the third quarter of 2011 was 26.2% as compared to 29.0% in the prior year due to operating leverage on higher sales volume. As a result, operating profit margins were 23.8% in the third quarter of 2011 as compared to 20.0% in the third quarter of 2010.

Corporate expenses were $14.9 million in the third quarter of 2011 as compared to $13.7 million in the third quarter of 2010. Corporate expenses as a percentage of sales were 2.1%, slightly below the 2.3% experienced in the prior year quarter.

Interest expense in the third quarter of 2011 was $15.4 million as compared to $17.1 million in the third quarter of 2010, as lower average debt balances were partially offset by higher interest rates on variable debt.

Other income in the third quarter of 2011 was $0.7 million as compared to $2.6 million in the third quarter of 2010.  Other income in both 2011 and 2010 was due primarily to foreign exchange gains at our non-U.S. based companies.

Our third quarter effective income tax rate was 27.7% as compared to the prior year rate of 25.9%. The 2010 effective income tax rate was reduced by the cumulative impact of foreign tax planning initiatives implemented in the third quarter of 2010.

At September 30, 2011, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at June 30, 2011. The currency changes resulted in a pre-tax decrease of $30.2 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $20.8 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended September 30, 2011 the functional currencies of most of our European and Canadian subsidiaries were stronger against the U.S. dollar as compared to the quarter ended September 30, 2010.  The difference between the operating profits for these companies for the third quarter of 2011 compared to the prior year quarter, translated into U.S. dollars, was approximately 2%.

Net orders were $718.6 million for the quarter, 10% higher than the third quarter 2010 net order intake of $653.9 million.  Orders increased across all of our segments due to continuing strength in our end markets.  Acquisitions contributed 3% to the current quarter orders. Overall, our order backlog at September 30, 2011 was up 14% as compared to September 30, 2010.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2011	2010	2011	2010
Industrial Technology	$192,905	$169,887	$157,723	$98,463
Energy Systems & Controls	151,294	135,224	121,151	98,848
Medical & Scientific Imaging	159,140	152,499	123,687	99,387
RF Technology	215,244	196,265	472,977	473,751
	$718,583	$653,875	$875,538	$770,449

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net sales for the nine months ended September 30, 2011 were $2.1 billion as compared to $1.7 billion in the prior year nine month period, an increase of 21%. The increase is comprised of a 15% increase in organic sales, an increase of 4% from acquisitions, and a positive impact of 2% from foreign currency.

In our Industrial Technology segment, net sales increased by 22% to $538.7 million in the first nine months of 2011 as compared to $442.0 million in the first nine months of 2010.  The increase was due to broad-based strength across all businesses and end markets within this segment. Gross margins were 49.9% for the first nine months of 2011 as compared to 50.6% in the first nine months of 2010 due primarily to product mix.  SG&A expenses as a percentage of net sales were 22.1%, as compared to 24.5% in the prior year nine month period, due primarily to operating leverage on higher sales volume.  The resulting operating profit margins were 27.9% in the first nine months of 2011 as compared to 26.1% in the first nine months of 2010.

Net sales in our Energy Systems & Controls segment increased by 22% to $425.8 million during the first nine months of 2011 compared to $348.5 million in the first nine months of 2010.  Organic sales increased by 19% due to growth in all businesses within the segment, along with a 3% increase from foreign exchange. Gross margins were 54.6% in the first nine months of 2011, compared to 52.8% in the first nine months of 2010, due to operating leverage from higher sales volume. SG&A expenses as a percentage of net sales were 29.8% as compared to 30.8% in the prior year nine month period due to operating leverage from higher sales volume. Operating margins were 24.8% in the first nine months of 2011 as compared to 22.0% in first nine months of 2010.

In our Medical & Scientific Imaging segment net sales increased 15% to $452.8 million in the first nine months of 2011 as compared to $393.2 million in the first nine months of 2010.  The increase was comprised of organic growth of 10%, a 3% increase from acquisitions, and 2% from foreign exchange.   The increase in organic sales was due primarily to increased sales in our electron microscopy and medical businesses.  Gross margins increased to 63.0% in the first nine months of 2011 from 60.6% in the first nine months of 2010, due primarily to operating leverage on higher sales volume. SG&A as a percentage of net sales increased to 38.9% in the nine month period ended September 30, 2011 as compared to 38.2% in the prior year period due to investments in new products, primarily in the medical businesses. Operating margins were 24.1% in the first nine months of 2011 as compared to 22.5% in the first nine months of 2010.

In our RF Technology segment, net sales were $640.6 million compared to $522.9 million in the first nine months of 2010, an increase of 23%. The increase included internal growth of 14% as well as an increase of 9% from acquisitions. Gross margins were 50.4% as compared to 49.2% in the prior year nine month period due to operating leverage on higher sales volume.  SG&A as a percentage of sales in the first nine months of 2010 was 26.9%, a decrease from 29.3% in the prior year due to operating leverage on higher sales volume.  Operating profit margins were 23.5% in 2011 as compared to 19.9% in 2010.

Corporate expenses increased by $5.5 million to $41.8 million, or 2.0% of sales, in the first half of 2011 as compared to $36.3 million, or 2.1% of sales, in the first half of 2010. The dollar increase is due to higher equity compensation costs and higher salaries and wages.

Interest expense of $48.3 million for the first nine months of 2011 was $1.3 million lower compared to $49.6 million in the first nine months of 2010, as lower interest rates on variable debt were partially offset by higher average debt balances.

Other income in the nine months ended September 30, 2011 was $8.6 million, due primarily to a $6.9 million foreign currency remeasurement gain on an intercompany note, as compared to other income of $1.4 million in 2010, due primarily to foreign exchange gains at our non-U.S. based companies.

Income taxes were 29.5% of pretax earnings in the first nine months of 2011, as compared to the 2010 rate of 28.2%. The increase is due to a reduction in the prior year rate due to foreign tax planning initiatives in 2010 that did not recur in 2011.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine month periods ended September 30, 2011 and 2010 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash provided by/(used in):
Operating activities	$166.6	$139.1	$409.1	$344.4
Investing activities	(32.2)	(528.4)	(256.5)	(555.0)
Financing activities	(80.0)	341.9	(182.0)	293.3

Operating activities - Net cash provided by operating activities in the third quarter of 2011 was $27.5 million higher than the third quarter of 2010, due primarily to higher net earnings in the current quarter   and improved receivables collections offset partially by decreases in accrued liabilities related to the timing of payables.   In the nine month period ending September 30, 2011, operating cash flow increased $64.7 million over the prior year nine month period due to higher net income and amortization, partially offset by increased inventory levels and accrued liabilities.

Investing activities - Cash used in investing activities during the three and nine month periods ended September 30, 2011 and 2010 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities in the third quarter of 2011 was primarily for debt payments and dividends.  Cash provided by financing activities in the third quarter of 2010 was for revolver borrowings offset partially by dividends and principal debt payments.

Cash used in financing activities in the nine month period ended September 30, 2011 was primarily for debt payments and dividends. Cash provided by financing activities in the nine month period ended September 30, 2010 was for revolver borrowings offset partially by dividends and principal debt payments.

Total debt at September 30, 2011 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$514,809
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	68,020
Revolving Facility	85,000
Other	6,661
Total debt	1,174,490
Less current portion	71,194
Long-term debt	$1,103,296

* Shown including fair value swap adjustment of $14,809.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2011, there were $85 million of outstanding borrowings under the facility, $6.7 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses as well as $51 million of outstanding letters of credit.

The cash and short-term investments at our foreign subsidiaries at September 30, 2011 totaled $199 million.  Repatriation of these funds for use in domestic operations would expose us to a potential additional tax impact.  We consider this cash to be permanently reinvested and have no plans to repatriate these funds.  We expect that our available borrowing capacity combined with cash flows expected from existing business will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2011.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $328.9 million at September 30, 2011 compared to $281.4 million at December 31, 2010 reflecting increases in working capital due primarily to higher inventory and receivables balances related to the timing of sales and orders. Total debt decreased to $1.17 billion at September 30, 2011 compared to $1.34 billion at December 31, 2010 due to the use of operating cash flows to reduce outstanding debt.

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $29.1 million and $20.4 million were incurred during the nine months ended September 30, 2011 and 2010, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  At September 30, 2011 an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus 3 month LIBOR.  In the third quarter of 2011, we entered into foreign currency forward contracts expiring in the fourth quarter of 2011 to offset the foreign currency remeasurement gains and losses related to intercompany notes structured as non-permanent advances.

At September 30, 2011, we had $568 million of fixed-rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At September 30, 2011, the prevailing market rates for long-term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 3.6% to 1.5% lower, respectively, than the fixed rates on our senior notes.  At September 30, 2011, we had $85 million of outstanding variable-rate borrowings under the unsecured credit facility as well as the $500 million in interest rate swaps. An increase in interest rates of 1% would increase our annualized pretax interest costs by $5.85 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 27.0% of our total third quarter sales and 61.4% of these sales were by companies with a European functional currency. The U.S. dollar strengthened against most European currencies and the Canadian dollar during the third quarter of 2011 versus the third quarter of 2010. If these currency exchange rates had been 10% different throughout the third quarter of 2011 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $1.9 million.

The U.S. dollar was stronger against most European currencies and the Canadian dollar at September 30, 2011 versus December 31, 2010. The changes in these currency exchange rates resulted in a pre-tax decrease in net assets of $2.5 million that was reported as a component of comprehensive earnings, $0.6 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 2, 2011
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	November 2, 2011
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 2, 2011
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.