Form 10-K
period 2011-12-31
ROPER INDUSTRIES INC
filed 2012-02-24
CIK 882835

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes  ☑ No

Based on the closing sale price on the New York Stock Exchange on June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $8,071,156,496.

Number of shares of registrant’s Common Stock outstanding as of February 17, 2012: 96,892,635.
----------------
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 4, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Information About Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  The words “estimate,” “plan,” “project,” “intend,” “expect,” “believe,” “anticipate,” and similar expressions identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

•	general economic conditions;
•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors’ and officers’ liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, raw materials, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial goodwill and other intangible assets;
•	our ability to successfully develop new products;
•	failure to protect our intellectual property;
•	the effect of, or change in, government regulations (including tax);
•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
•	the factors discussed in Item 1A to this Annual Report under the heading “Risk Factors.”

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

PART I

ITEM 1.	BUSINESS

Our Business

Roper Industries, Inc. (“Roper” or the “Company”) was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes radio frequency (“RF”) products and services, industrial technology products, energy systems and controls and medical and scientific imaging products and software. We market these products and services to selected segments of a broad range of markets including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

We pursue consistent and sustainable growth in sales, earnings and cash flow by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added services, engineered products and solutions and are capable of achieving growth in sales, earnings and cash flow.   We compete in many niche markets and believe we are the market leader or a competitive alternative to the market leader in the majority of these markets.

Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets - We maintain a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products, the applications expertise used to create our advanced products and systems, and our distribution and service capabilities. Our operating units grow their businesses through new product development and development of new applications and services to satisfy customer needs. In addition, our operating units grow our customer base by expanding our distribution, selling other products through our existing channels and entering adjacent markets.

Diversified End Markets and Geographic Reach - We have a global presence, with sales of products manufactured and exported from the United States (“U.S.”) and manufactured abroad and sold to customers outside the U.S. totaling $1.2 billion in 2011.  Information regarding our international operations is set forth in Note 15 of the notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $121.7 million in 2011 as compared to $102.4 and $83.4 million in 2010 and 2009, respectively. Research and development expense as a percentage of sales increased to 4.4% in 2011 from 4.3% in 2010. The percentage has increased as the mix of our businesses shifts to higher technology, medical and software platforms.

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

Medical and Scientific Imaging

Our Medical and Scientific Imaging segment principally offers products and software in medical applications, high performance digital imaging products and software and handheld and vehicle mount computers. These products and solutions are provided through eight operating units. For 2011, this segment had net sales of $610.6 million, representing 21.8% of our total net sales.

Medical Products and Software - We manufacture and sell patient positioning devices and related software for use in radiation oncology, 3-D measurement technology in computer-assisted surgery and computer-assisted therapy and supply diagnostic and therapeutic disposable products used in ultrasound imaging for minimally invasive medical procedures.  We also design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.

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

Backlog – Our Medical and Scientific Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEM and end-users, with continuing requirements for fulfillment over specified periods of time. The segment’s backlog of firm unfilled orders shippable within twelve months, including blanket purchase orders, totaled $118.6 million at December 31, 2011, as compared to $103.8 million at December 31, 2010.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives, value added resellers (“VARs”), OEMs and distributors.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and controls  and non-destructive inspection and measurement products and solutions, which are provided through six operating units. For 2011, this segment had net sales of $597.8 million, representing 21.4% of our total net sales.

Control Systems - We manufacture control systems and provide related engineering and commissioning services for turbomachinery applications, predominately in energy markets.

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

Backlog - The Energy Systems and Controls operating units’ sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders shippable within twelve months totaled $120.5 million at December 31, 2011 compared to $104.5 million at December 31, 2010.

Distribution and Sales - Distribution and sales occur through direct sales offices, manufacturers’ representatives and distributors.

Industrial Technology

Our Industrial Technology segment produces water and fluid handling pumps, equipment and consumables for materials analysis, leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading (“AMR”) products and systems. These products and solutions are provided through eight operating units. For 2011, this segment had net sales of $737.4 million, representing 26.4% of our total net sales.

Water and Fluid Handling Pumps - We manufacture and sell a wide variety of pumps. These pumps vary significantly in complexity and in pumping method employed, which allows for the movement and application of a diverse range of liquids and solids including low and high viscosity liquids, high solids content slurries and chemicals. Our pumps are used in large and diverse sets of end markets such as oil and gas, agricultural, water and wastewater, chemical and general industrial.

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

Backlog - The Industrial Technology operating units’ sales reflect a combination of standard products and specially engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order, with certain valve and pump products shipped on an immediate basis. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain OEMs may extend shipment for longer periods. This segment’s backlog of firm unfilled orders shippable within twelve months, including blanket purchase orders, totaled $141.8 million at December 31, 2011, as compared to $114.0 million at December 31, 2010.

Distribution and Sales - Distribution and sales occur through direct sales personnel, manufacturers’ representatives and distributors.

RF Technology

Our RF Technology segment provides radio frequency identification (“RFID”) communication technology and software solutions that are used primarily in toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service in the freight matching and food industries and metering and remote monitoring applications. These products and solutions are provided through seven operating units. This segment had sales of $851.3 million for the year ended December 31, 2011, representing 30.4% of our total net sales.

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

Backlog - The RF Technology operating units’ sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards. This segment’s backlog of firm unfilled orders shippable within twelve months totaled $447.4 million at December 31, 2011 compared to $463.1 million at December 31, 2010.

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

Environmental Matters and Other Governmental Regulation

Our operations and properties are subject to laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and, as a result, could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. We are required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.

Customers

No customer accounted for 10% or more of net sales for 2011 for any segment or for Roper as a whole.

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

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own or license the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with individuals and companies we do business with, employees, distributors, representatives and customers to protect our trade secrets and know-how. We believe that our operating units are not substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights.

Employees

As of December 31, 2011, we had approximately 8,570 total employees, with approximately 6,060 located in the United States. Approximately 210 of our employees are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

All reports we file electronically with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.roperind.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Corporate Governance Guidelines; the charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee; and our Code of Business Conduct and Ethics are also available on our website.  Any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the New York Stock Exchange (the “NYSE”).  The information posted on our website is not incorporated into the Annual Report.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the NYSE the Chief Executive Officer certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (the “Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards. The certification was filed with the NYSE on June 24, 2011 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

ITEM 1A.                      RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2011, we had $1.09 billion in total consolidated indebtedness. In addition, we had $707 million undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments under our credit facility not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity.  Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds and Danish krone. Sales by our operating companies whose functional currency is not the U.S. dollar represented approximately 27% of our total net sales for the year ended December 31, 2011 compared to 25% for the year ended December 31, 2010. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for 15% of our net sales for the years ended December 31, 2011 and December 31, 2010. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of and for the year ended December 31, 2011, 29% of our net sales and 21% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

•	adverse changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	trade protection measures and import or export requirements;
•	subsidies or increased access to capital for firms that are currently, or may emerge as, competitors in countries in which we have operations;
•	partial or total expropriation;
•	potentially negative consequences from changes in tax laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property; and
•	unexpected changes in regulatory requirements.

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

Our business exposes us to product liability risks in the design, manufacturing and distribution of our products. In addition, certain of our products are used in hazardous environments. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against losses. We also maintain other insurance policies, including directors’ and officers’ liability insurance. Our insurance costs increased in prior periods and may continue to increase in the future. We believe that we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs could have an adverse impact on our operating results.

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

Some of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to, the industrial and energy markets. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected. The business cycles of our different operations may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets, and a write-off of our intangible assets would negatively affect our results of operations and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2011, goodwill totaled $2.87 billion compared to $3.20 billion of stockholders’ equity, and represented 54% of our total assets of $5.32 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite economic life intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None

ITEM 2.                      PROPERTIES

Our corporate offices, consisting of 22,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 114 principal locations around the world to support our operations, of which 53 are manufacturing facilities, and the remaining 61 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe that we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2011.

Segment	Region	Office	Office & Manufacturing
		Leased	Leased	Owned
Industrial Technology		(amounts in thousands of square feet)
	US	48	294	524
	Canada	36	-	-
	Europe	92	88	485
	Asia	23	-	-
	Mexico	-	60	-
Energy Systems & Controls
	US	-	262	-
	Canada	-	44	-
	Europe	10	20	128
	Asia	6	30	34
Medical & Scientific Imaging
	US	89	212	127
	Canada	-	151	-
	Europe	17	44	-
RF Technology
	US	789	123	-
	Canada	11	-	-
	Europe	15	5	16

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “ROP”. The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2011 and 2010 quarters.

		High	Low	Cash Dividends Declared
2011	4th Quarter	$ 88.42	$ 66.40	$ 0.1375
	3rd Quarter	83.75	68.91	0.1100
	2nd Quarter	88.45	78.30	0.1100
	1st Quarter	87.49	73.56	0.1100

2010	4th Quarter	$ 78.43	$ 64.98	$ 0.1100
	3rd Quarter	65.59	54.78	0.0950
	2nd Quarter	63.91	55.47	0.0950
	1st Quarter	58.34	50.08	0.0950

Based on information available to us and our transfer agent, we believe that as of February 17, 2012 there were 205 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2011, our Board of Directors increased the quarterly dividend paid January 27, 2012 to $0.1375 per share from $0.1100 per share, an increase of 25.0%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2011, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2011, the cumulative total stockholder return for our common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s 500 Industrials Index (the “S&P 500 Industrials”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Roper Industries, Inc.	100.00	125.05	87.27	106.07	155.82	178.09
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P 500 Industrials	100.00	112.03	67.30	81.39	103.15	102.54

The information set forth in Item 12 under the heading “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 6.                      SELECTED FINANCIAL DATA

You should read the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in this Annual Report (amounts in thousands, except per share data).

	As of and for the Years ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
Operations data:
Net sales	$2,797,089	$2,386,112	$2,049,668	$2,306,371	$2,102,049
Gross profit	1,515,564	1,275,126	1,043,138	1,188,288	1,058,395
Income from operations	660,539	514,294	395,396	486,161	438,354
Net earnings	427,247	322,580	239,481	281,874	245,705

Per share data:
Basic earnings per share	$4.45	$3.42	$2.64	$3.15	$2.78
Diluted earnings per share	4.34	3.34	2.58	3.01	2.64

Dividends declared	0.4675	0.3950	0.3425	0.3000	0.2675

Balance sheet data:
Working capital	$561,277	$458,446	$392,734	$239,400	$291,047
Total assets	5,319,417	5,069,524	4,327,736	3,971,538	3,453,184
Long-term debt, less current portion	1,015,110	1,247,703	1,040,962	1,033,689	727,489
Stockholders’ equity	3,195,096	2,750,907	2,421,490	2,003,934	1,794,643

(1)	Includes results from the acquisitions of NDI Holding Corp. from June 3, 2011, United Controls Group, Inc. from September 26, 2011 and Trinity Integrated Systems Ltd. from December 1, 2011.
(2)	Includes results from the acquisitions of Heartscape, Inc. from February 22, 2010 and iTradeNetwork, Inc. from July 27, 2010.
(3)	Includes results from the acquisitions of United Toll Systems, LLC from October 30, 2009 and Verathon, Inc. from December 3, 2009.
(4)
Includes results from the acquisitions of CBORD Holdings Corp. from February 20, 2008, Chalwyn Ltd. from June 18, 2008, Getloaded.com, LLC from July 17, 2008, Horizon Software Holdings, Inc. from August 27, 2008 and Technolog Holdings Ltd. from September 10, 2008.

(5)
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

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency products and services. We market these products and services to selected segments of a broad range of markets including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

We pursue consistent and sustainable growth in earnings and cash flow by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms. On June 3, 2011, we purchased the assets of NDI Holding Corp. (“Northern Digital”), a provider of 3-D measurement technology for medical applications in computer-assisted surgery and computer-assisted therapy. On September 26, 2011, we purchased the shares of United Controls Group, Inc. (“UCG”), a manufacturer of control systems in the oil and gas industry.  On December 1, 2011, we purchased the shares of Trinity Integrated Systems Ltd. (“Trinity”), a specialist provider of requirements capture, safety lifecycle management and engineering software tools, and safety and control system solutions to the oil and gas, industrial process and control markets.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2011 included in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2011, our allowance for doubtful accounts receivable was $8.2 million and our allowance for sales returns and sales credits was $2.4 million, for a total of $10.6 million, or 2.4% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2011 was $0.3 million higher than at December 31, 2010.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write-off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2011, inventory reserves for excess and obsolete inventory were $35.2 million, or 14.7% of gross inventory cost, as compared to $32.5 million, or 15.4% of gross inventory cost, at December 31, 2010. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2011, 2010, and 2009.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2011, we recognized revenue of approximately $151.5 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. Approximately $131.0 million and $142.5 million of revenue was recognized using this method during the years ended December 31, 2010 and December 31, 2009, respectively. At December 31, 2011, $132.1 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2011, our effective income tax rate was 29.4%, which was higher than the 2010 rate of 28.1% due primarily to a foreign tax credit received in 2010 which did not recur in 2011.

We account for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value) using a two-step process. The first step of the process utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable public company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, we review the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.   If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed in order to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized.

Key assumptions used in the income and market methodologies are updated when the analysis is performed for each reporting unit.  Various assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, comparable transactions, market data and earnings multiples.  The assumptions that have the most significant effect on the fair value calculations are the anticipated future cash flows, discount rates, and the earnings multiples.  While we use reasonable and timely information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Total goodwill includes 26 reporting units with individual amounts ranging from zero to $536 million.  We concluded that the fair value of each of our reporting units was substantially in excess of its carrying value as of December 31, 2011, and thus no goodwill impairment was identified.

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment annually using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units and indefinite lived intangibles during the fourth quarter of the fiscal year or on an interim basis if an event occurs that it is more likely than not the fair value of the intangible asset is below its carrying value. No impairment resulted from the annual reviews performed in 2011.

Roper evaluates whether there has been an impairment of identifiable intangible assets with definite useful economic lives, or of the remaining life of such assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or remaining period of amortization of any asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision in the remaining amortization period is required.

Results of Operations

The following table sets forth selected information for the years indicated.  Dollar amounts are in thousands and percentages are of net sales.  Amounts may not foot due to rounding.

	Years ended December 31,
	2011	2010	2009
Net sales
Industrial Technology	$737,356	$607,564	$536,219
Energy Systems and Controls(1)	597,802	503,897	440,919
Medical and Scientific Imaging(2)	610,617	548,718	354,776
RF Technology(3)	851,314	725,933	717,754
Total	$2,797,089	$2,386,112	$2,049,668

Gross profit:
Industrial Technology	49.8%	51.0%	47.6%
Energy Systems and Controls	55.5	53.7	53.1
Medical and Scientific Imaging	63.3	61.3	56.5
RF Technology	50.6	49.4	49.3
Total	54.2	53.4	50.9

Operating profit:
Industrial Technology	28.2%	26.7%	23.1%
Energy Systems and Controls	26.4	23.9	21.0
Medical and Scientific Imaging	24.3	23.8	20.9
RF Technology	23.8	20.8	21.5
Total	25.6	23.6	21.7

Corporate administrative expenses	(2.0)%	(2.1)%	(2.4)%
Income from continuing operations	23.6	21.6	19.3
Interest expense, net	(2.3)	(2.8)	(2.9)
Other income/(expense)	0.3	-	0.2
Income from continuing operations before taxes	21.6	18.8	16.6
Income taxes	(6.4)	(5.3)	(4.9)

Net earnings	15.3%	13.5%	11.7%

(1)	Includes results from the acquisitions of UCG from September 26, 2011 and Trinity from December 1, 2011.
(1)	Includes results from the acquisitions of Verathon from December 3, 2009, Heartscape from February 22, 2010 and Northern Digital from June 3, 2011.
(3)	Includes results from the acquisitions of UTS from October 30, 2009 and iTrade from July 27, 2010.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales for the year ended December 31, 2011 were $2.78 billion as compared to sales of $2.39 billion for the year ended December 31, 2010, an increase of 17.2%. The increase was the result of organic sales growth of 12.7%, favorable effect from foreign exchange of 1.4% and 3.1% from acquisitions.

Our Medical and Scientific Imaging segment reported a $61.9 million or 11.3% increase in net sales for the year ended December 31, 2011 over the year ended December 31, 2010.  Acquisitions added $26.1 million in sales, while organic sales increased 5.1% due to increased sales in our electron microscopy and medical businesses.  The impact from foreign exchange was a positive 1.4%.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2011 increased by $93.9 million or 18.6% over the year ended December 31, 2010.  Organic sales increased 15.9% while acquisitions added $4 million, or 0.8%.  The increase in organic sales was primarily due to increased demand in industrial process end markets and growth in our diesel engine safety systems. The impact from foreign exchange was a positive 2.0%.

Net sales for our Industrial Technology segment increased by $129.8 million or 21.4% for the year ended December 31, 2011 over the year ended December 31, 2010. The increase was due to broad-based growth in all businesses in the segment, with particular strength in our materials testing business and fluid handling businesses, as well as a positive 1.8% impact from foreign exchange.

In our RF Technology segment, net sales for the year ended December 31, 2011 increased by $125.4 million or 17.3% over the year ended December 31, 2010. Organic sales increased 10.3% due to strength in sales to colleges and universities, growth in our water and gas network monitoring products and growth in our toll and traffic solutions.  Foreign exchange added 0.7% to revenue and acquisitions added 6.3%.

Our overall gross profit percentage was 54.2% for the year ended December 31, 2011, as compared to 53.4% for the year ended December 31, 2010.  Our Energy Systems and Controls and RF Technology segments both experienced higher gross margins due to higher sales volume while maintaining a relatively flat cost structure. Our Medical and Scientific Imaging segment gross margins increased primarily due to additional sales from medical products which have a higher gross margin. Our Industrial Technology segment gross margins decreased slightly due to product mix.

Selling, general and administrative (“SG&A”) expenses increased $94.2 million to $855.0 million in 2011 as compared to $760.8 million in 2010, while decreasing as a percentage of net sales to 30.6% for the year ended December 31, 2011 as compared to 31.9% for the year ended December 31, 2010.  The decrease in percentage of net sales is due to operating leverage on higher sales volume, offset in part by increased research and development spending of $19 million as we continued to invest in new product development.

Interest expense decreased $2.9 million, or 4.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  The decrease is due primarily to lower average debt balances and higher interest income throughout 2011.

Other income for the year ended December 31, 2011 was $8.1 million, which was primarily due to a currency remeasurement gain on an intercompany note.  Other income for the year ended December 31, 2010 was $0.6 million, primarily due to gain on sale of assets offset by foreign exchange losses at our non-U.S. based companies.

During 2011, our effective income tax rate was 29.4% versus 28.1% in 2010. This increase was due primarily to a foreign tax credit received in 2010 which did not recur in 2011.

At December 31, 2011, the functional currencies of our Canadian and most of our European subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2010. The net result of these changes led to a decrease in the foreign exchange component of comprehensive earnings of $11.0 million in the year ending December 31, 2011. Approximately $5.1 million of these adjustments related to goodwill and are not expected to directly affect our projected future cash flows. For the entire year of 2011, operating profit increased by 1.4% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2011 and 2010 (dollar amounts in thousands).

	2011	2010	change
Industrial Technology	$767,020	$669,882	14.5%
Energy Systems and Controls	608,538	538,861	12.9
Medical and Scientific Imaging	612,787	578,957	5.8
RF Technology	834,903	748,536	11.5
Total	$2,823,248	$2,536,236	11.3%

The increase in orders was due to internal growth of 8.3%, as well as orders from acquisitions which added $78 million.  Our Industrial Technology, Energy Systems and Controls and RF Technology segments experienced strong internal growth throughout 2011. Our Medical and Scientific Imaging segment experienced moderate internal growth.

The following table summarizes order backlog information at December 31, 2011 and 2010 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2011	2010	change
Industrial Technology	$141,836	$113,981	24.4%
Energy Systems and Controls	120,497	104,466	15.3
Medical and Scientific Imaging	118,609	103,796	14.3
RF Technology	447,355	463,115	(3.4)
Total	$828,297	$785,358	5.5%

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

In 2009, in order to mitigate the effects of the weakened global economy on our financial results, we committed to certain severance and related cost-control actions.  The cost of these actions during the year ended December 31, 2009 totaled $12.4 million, $4.1 million of which was recorded as cost of goods sold and the remaining $8.3 million as SG&A expense.  We had no additional material severance and related cost control actions in 2010 or 2011.

Our overall gross profit percentage was 53.4% for the year ended December 31, 2010, as compared to 50.9% for the year ended December 31, 2009.  Our Industrial Technology and Energy Systems and Controls segments both experienced higher gross margins due to higher sales volume while maintaining a relatively flat cost structure. Our Medical and Scientific Imaging segment gross margins increased primarily due to additional sales from medical products which have a higher gross margin. Our RF Technology segment gross margins were relatively unchanged.

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

	2010	2009	change
Industrial Technology	$113,981	$52,079	118.9%
Energy Systems and Controls	104,466	70,901	47.3
Medical and Scientific Imaging	103,796	73,747	40.7
RF Technology	463,115	368,762	25.6
Total	$785,358	$565,489	38.9%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	2011	2010	2009
Cash provided by/(used in):
Operating activities	$601.6	$499.5	$367.5
Investing activities	(275.7)	(563.3)	(374.2)
Financing activities	(256.7)	167.6	(13.6)

Operating activities - The increase in cash provided by operating activities in 2011 was primarily due to higher earnings over the prior year and increased intangible amortization related to recent acquisitions, offset partially by higher inventory levels and lower accounts payable balances at year end.

Investing activities - Cash used by investing activities during 2011, 2010, and 2009 was primarily for business acquisitions.

Financing activities - Cash used by financing activities in all periods was primarily debt repayments as well as dividends paid to stockholders.  Cash provided by financing activities during 2010 and 2009 was primarily debt borrowings for acquisitions partially offset by debt payments made using cash from operations, and in 2009 also included $121 million of proceeds from issuance of common stock, net of issuance costs.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $293.1 million at December 31, 2011 compared to $281.4 million at December 31, 2010. We acquired net working capital of $5.2 million through business acquisitions during 2011.

Total debt was $1.1 billion at December 31, 2011 (25.4% of total capital) compared to $1.3 billion at December 31, 2010 (32.8% of total capital). Our decreased debt at December 31, 2011 compared to December 31, 2010 was due to debt payments made using cash from operations.

Our senior unsecured credit facility originally consisted of a two year $350 million term loan and a five year $750 million revolving loan; however, the term loan portion was repaid in September 2009 and cannot be reborrowed.  At December 31, 2011, our debt consisted of $67.2 million in senior subordinated convertible notes due 2034, $500 million of senior notes due 2013 and $500 million of senior notes due 2019. In addition, we had $6.1 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. We  had $49.6 million of outstanding letters of credit at December 31, 2011, of which $43.5 million was covered by our lending group, thereby reducing its remaining revolving credit capacity commensurately.

The cash and short-term investments at our foreign subsidiaries at December 31, 2011 totaled $164 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to  additional taxes.  We consider this cash to be permanently reinvested.  We expect that cash flows from existing business combined with our available borrowing capacity will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2011.

Capital expenditures of $40.7 million, $28.6 million and $25.9 million were incurred during 2011, 2010, and 2009, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

 Description of Certain Indebtedness

Senior Unsecured Credit Facility - On July 7, 2008, we entered into a senior unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders.  The credit facility is composed of a five year $750 million revolving credit facility maturing July 7, 2013 and, as originally issued, a $350 million term loan facility originally maturing July 7, 2010. The $350 million term loan was repaid early in September 2009. We may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $350 million.

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

During 2009 we entered into an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges, which effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus the three month London Interbank Offered Rate (“LIBOR”).  Due to the application of fair value hedge accounting for the swaps, the notes are shown in the balance sheet net of an $11.7 million fair value adjustment at December 31, 2011 and $14.1 million at December 31, 2010.

Senior Subordinated Convertible Notes - In December 2003, we issued $230 million of senior subordinated convertible notes at an original issue discount of 60.498%, resulting in an effective yield of 3.75% per year to maturity. Interest on the notes was payable semi-annually, beginning July 15, 2004, until January 15, 2009, after which cash interest is not paid on the notes prior to maturity unless contingent cash interest becomes payable. As of January 15, 2009, interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, excluding any contingent cash interest that may become payable. We will pay contingent cash interest to the holders of the notes during any six month period commencing after January 15, 2009 if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. In accordance with this criterion, contingent interest has been paid for each six month period since January 15, 2009.

The notes are unsecured senior subordinated obligations, rank junior to our existing and future senior secured indebtedness and rank equally with our existing and future senior subordinated indebtedness.

As originally issued, each $1,000 principal amount of the notes will be convertible at the option of the holder into 12.422 shares of our common stock (giving effect to the 2-for-1 stock split effective August 26, 2005 and subject to further adjustment), if (i) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (ii) if the notes are called for redemption or (iii) if specified corporate transactions have occurred. Upon conversion, we would have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. On November 19, 2004, we began a consent solicitation to amend the notes such that we would pay the same conversion value upon conversion of the notes, but would change how the conversion value is paid. In lieu of receiving exclusively shares of common stock or cash upon conversion, noteholders would receive cash up to the value of the accreted principal amount of the notes converted and, at our option, any remainder of the conversion value would be paid in cash or shares of common stock. The consent solicitation was successfully completed on December 6, 2004 and the amended conversion provisions were adopted.

As of September 30, 2005, the senior subordinated convertible notes were reclassified from long term to short term debt as the notes became convertible on October 1, 2005 based upon our common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2005.

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

The Company includes in its diluted weighted-average common share calculation an increase in shares based upon the difference between our average closing stock price for the period and the conversion price of $31.80, plus accretion. This is calculated using the treasury stock method.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2011 (in thousands).

Contractual Cash Obligations1	Total	Payments Due in Fiscal Year
		2012	2013	2014	2015	2016	Thereafter
Long-term debt	$1,079,916	$67,975	$511,719	$67	$67	$53	$500,035
Senior note interest2	239,583	31,250	31,250	31,250	31,250	31,250	83,333
Capital leases	5,100	1,931	1,312	721	489	440	207
Operating leases	126,126	33,262	26,525	22,454	17,314	12,590	13,981
Total	$1,450,725	$134,418	$570,806	$54,492	$49,120	$44,333	$597,556

Other Commercial Commitments	Total Amount Committed	Amounts Expiring in Fiscal Year
		2012	2013	2014	2015	2016	Thereafter
Standby letters of credit and bank guarantees	$49,608	$36,765	$7,330	$542	$731	$826	$3,414

1.  We have excluded $19.6 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long term portion of the liability. See Note 8 of the notes to Consolidated Financial Statements.

2. We have excluded interest on the senior notes due 2013, as they have been effectively converted to variable rate debt due to interest rate swaps. See “Description of Certain Indebtedness” above.

At December 31, 2011, we had outstanding surety bonds of $313 million.

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2012 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

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

At December 31, 2011, we had a combination of fixed and floating rate borrowings. Our credit facility contains a $750 million variable rate revolver; however, there were no outstanding revolver borrowings at December 31, 2011. Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our $67 million senior unsecured convertible notes have a fixed interest rate of 3.75%. Our $500 million senior notes due 2013 have a fixed interest rate of 6.625%; however, in October 2009 we entered into three interest rate swap agreements totaling $500 million that expire August 2013.  The swaps, which are designated as fair value hedges, effectively convert the notes to a weighted average variable rate obligation with a spread of 4.377% plus LIBOR.  At December 31, 2011, the prevailing market rates for our long term notes were between 2.5% and 5.1% lower than the fixed rates on our debt instruments.

At December 31, 2011, our outstanding variable-rate borrowing was the $500 million senior notes due 2013.  An increase in interest rates of 1% would increase our annualized interest costs by $5.0 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 27% of our total sales and 63% of these sales were by companies with a European functional currency. The U.S. dollar was weaker against most currencies throughout most of 2011 as compared to 2010, which resulted in an increase in sales of 1.4% due to foreign currency exchange. If these currency exchange rates had been 10% different throughout 2011 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 2.7%.

The changes in these currency exchange rates relative to the U.S. dollar at December 31, 2011 compared to currency exchange rates at December 31, 2010 resulted in a decrease in net assets of $11.0 million that was reported as a component of comprehensive earnings, $5.1 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive earnings and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded NDI Holding Corp., United Controls Group, Inc., and Trinity Integrated Systems Ltd. from its assessment of internal control over financial reporting as of December 31, 2011, because they were acquired by the Company in purchase business combinations during 2011.  We have also excluded NDI Holding Corp., United Controls Group, Inc., and Trinity Integrated Systems Ltd. from our audit of internal control over financial reporting.  NDI Holding Corp., United Controls Group, Inc., and Trinity Integrated Systems Ltd. are wholly-owned subsidiaries whose aggregated total assets and total revenues represent 0.5% and 1.1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/PricewaterhouseCoopers LLP
Tampa, Florida
February 24, 2012

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(in thousands, except per share data)

	2011	2010
Assets
Cash and cash equivalents	$338,101	$270,394
Accounts receivable, net	439,134	403,337
Inventories, net	204,758	178,559
Deferred taxes	38,004	32,894
Unbilled receivables	63,829	75,620
Other current assets	31,647	37,287
Total current assets	1,115,473	998,091

Property, plant and equipment, net	108,775	103,487
Goodwill	2,866,426	2,727,780
Other intangible assets, net	1,094,142	1,104,513
Deferred taxes	63,006	57,850
Other assets	71,595	77,803

Total assets	$5,319,417	$5,069,524

Liabilities and Stockholders' Equity
Accounts payable	$141,943	$137,778
Accrued liabilities	322,904	298,080
Income taxes payable	8,895	-
Deferred taxes	10,548	10,445
Current portion of long-term debt, net	69,906	93,342
Total current liabilities	554,196	539,645

Long-term debt, net of current portion	1,015,110	1,247,703
Deferred taxes	482,603	465,001
Other liabilities	72,412	66,268
Total liabilities	2,124,321	2,318,617

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 98,684 shares issued and 96,678 outstanding at December 31, 2011 and 97,122 shares issued and 95,088 outstanding at December 31, 2010	987	971
Additional paid-in capital	1,117,093	1,045,286
Retained earnings	2,063,110	1,680,849
Accumulated other comprehensive earnings	33,800	43,978
Treasury stock 2,006 shares at December 31, 2011 and 2,034 shares at December 31, 2010	(19,894)	(20,177)
Total stockholders' equity	3,195,096	2,750,907

Total liabilities and stockholders' equity	$5,319,417	$5,069,524

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2011, 2010 and 2009
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Net sales	$2,797,089	$2,386,112	$2,049,668
Cost of sales	1,281,525	1,110,986	1,006,530
Gross profit	1,515,564	1,275,126	1,043,138
Selling, general and administrative expenses	855,025	760,832	647,742
Income from operations	660,539	514,294	395,396
Interest expense, net	63,648	66,533	58,544
Loss on extinguishment of debt	-	-	403
Other income, net	8,096	633	3,319
Earnings before income taxes	604,987	448,394	339,768
Income taxes	177,740	125,814	100,287

Net earnings	$427,247	$322,580	$239,481

Earnings per share:
Basic	$4.45	$3.42	$2.64
Diluted	$4.34	$3.34	$2.58

Weighted average common shares outstanding:
Basic	95,959	94,242	90,685
Diluted	98,386	96,653	92,820

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
Years ended December 31, 2011, 2010 and 2009
 (in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders’ equity	Compre-hensive earnings
	Shares	Amount
Balances at December 31, 2008	89,721	$919	$815,736	$1,187,467	$21,513	$(21,701)	$2,003,934	$194,655
Net earnings	-	-	-	239,481	-	-	239,481	$239,481
Stock option exercises	421	4	10,502	-	-	-	10,506	-
Treasury stock sold	38	-	1,312	-	-	381	1,693	-
Currency translation adjustments, net of $5,257 tax	-	-	-	-	42,432	-	42,432	42,432
Stock based compensation	-	-	26,660	-	-	-	26,660	-
Restricted stock activity	87	1	(3,648)	-	-	-	(3,647)	-
Stock option tax benefit, net of shortfalls	-	-	2,032	-	-	-	2,032	-
Issuance of common stock, net of issue costs	2,300	23	121,427	-	-	-	121,450	-
Conversion of senior subordinated convertible notes	1,051	11	8,300	-	-	-	8,311	-
Dividends declared ($0.34 per share)	-	-	-	(31,362)	-	-	(31,362)	-
Balances at December 31, 2009	93,618	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490	$281,913
Net earnings	-	-	-	322,580	-	-	322,580	$322,580
Stock option exercises	864	8	29,039	-	-	-	29,047	-
Stock issued for Lumenera contingent consideration	86	-	4,740	-	-	851	5,591	-
Treasury stock sold	29	-	1,405	-	-	292	1,697	-
Currency translation adjustments, net of $153 tax	-	-	-	-	(19,967)	-	(19,967)	(19,967)
Stock based compensation	-	-	23,980	-	-	-	23,980	-
Restricted stock activity	165	2	(4,547)	-	-	-	(4,545)	-
Stock option tax benefit, net of shortfalls	-	-	7,282	-	-	-	7,282	-
Conversion of senior subordinated convertible notes	326	3	1,066	-	-	-	1,069	-
Dividends declared ($0.40 per share)	-	-	-	(37,317)	-	-	(37,317)	-
Balances at December 31, 2010	95,088	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907	$302,613
Net earnings	-	-	-	427,247	-	-	427,247	$427,247
Stock option exercises	838	8	28,159	-	-	-	28,167	-
Treasury stock sold	29	-	1,821	-	-	283	2,104	-
Currency translation adjustments, net of $866 tax	-	-	-	-	(10,178)	-	(10,178)	(10,178)
Stock based compensation	-	-	30,906	-	-	-	30,906	-
Restricted stock activity	268	3	(6,008)	-	-	-	(6,005)	-
Stock option tax benefit, net of shortfalls	-	-	12,684	-	-	-	12,684	-
Conversion of senior subordinated convertible notes	456	5	4,245	-	-	-	4,250	-
Dividends declared ($0.47 per share)	-	-	-	(44,986)	-	-	(44,986)	-
Balances at December 31, 2011	96,679	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096	$417,069

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009
 (in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$427,247	$322,580	$239,481
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	36,780	36,728	34,163
Amortization of intangible assets	103,363	86,293	69,285
Amortization of deferred financing costs	2,362	2,362	2,573
Non-cash stock compensation	31,730	25,150	27,476
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(33,333)	(9,697)	26,978
Inventories	(23,033)	(5,687)	31,081
Unbilled receivables	11,759	(16,115)	4,015
Accounts payable and accrued liabilities	24,347	52,540	(58,801)
Income taxes	14,526	10,123	(6,225)
Other, net	5,870	(4,737)	(2,527)
Cash provided by operating activities	601,618	499,540	367,499

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(233,594)	(536,413)	(354,561)
Capital expenditures	(40,702)	(28,591)	(25,885)
Proceeds from sale of assets	1,990	6,068	11,218
Other, net	(3,443)	(4,338)	(4,964)
Cash used in investing activities	(275,749)	(563,274)	(374,192)

Cash flows from financing activities:
Proceeds from senior notes	-	-	500,000
Proceeds from/(payments on) senior unsecured term loan	-	-	(350,000)
Borrowings/(payments) under revolving line of credit, net	(230,000)	190,000	(139,000)
Principal payments on convertible notes	(26,457)	(23,411)	(124,270)
Debt issuance costs	-	-	(4,708)
Cash dividends to stockholders	(42,090)	(35,706)	(29,823)
Treasury stock sales	2,104	1,697	1,693
Stock award tax excess windfall benefit	12,664	6,364	2,813
Proceeds from issuance of common stock, net of issue costs	-	-	121,450
Proceeds from stock option exercises	28,167	29,047	10,506
Other	(1,067)	(382)	(2,258)
Cash provided by/(used in) financing activities	(256,679)	167,609	(13,597)
Effect of exchange rate changes on cash	(1,483)	(1,189)	9,929

Net increase/(decrease) in cash and cash equivalents	67,707	102,686	(10,361)
Cash and cash equivalents, beginning of year	270,394	167,708	178,069

Cash and cash equivalents, end of year	$338,101	$270,394	$167,708

Supplemental disclosures:
Cash paid for:
Interest	$62,840	$64,831	$47,867
Income taxes, net of refunds received	$150,550	$109,327	$103,699

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$256,589	$687,017	$384,055
Liabilities assumed	(22,995)	(150,604)	(29,494)
Cash paid, net of cash acquired	$233,594	$536,413	$354,561

See accompanying notes to consolidated financial statements.

(1)	Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business – Roper is a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency products and services. Roper markets these products and services to selected segments of a broad range of markets, including radio frequency applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $10.6 million and $10.3 million at December 31, 2011 and 2010, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had in $136 million in cash equivalents at December 31, 2011 and $10 million at December 31, 2010.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies.  Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  In the assessment of contingencies as of December 31, 2011, management concluded that no accrual was necessary and that there were no matters for which there was a reasonable possibility of a material loss.

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

	Years ended December 31,
	2011	2010	2009
Basic shares outstanding	95,959	94,242	90,685
Effect of potential common stock
Common stock awards	1,213	1,009	853
Senior subordinated convertible notes	1,214	1,402	1,282
Diluted shares outstanding	98,386	96,653	92,820

As of and for the years ended December 31, 2011, 2010 and 2009, there were 760,000, 1,143,350 and 2,124,650 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results.  Translation adjustments are reflected as a component of other comprehensive earnings.  Foreign currency transaction gains and losses are recorded in the income statement as other income.  The gain or loss included in pre-tax income was a net gain of $6.9 million for the year ended December 31, 2011 and a net loss of $0.9 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

Goodwill and Other Intangibles – Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value) using a two-step process. The first step of the process utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable public company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.  If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed in order to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized.

Key assumptions used in the income and market methodologies are updated when the analysis is performed for each reporting unit.  Various assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted average cost of capital, comparable transactions, market data and earnings multiples.  The assumptions that have the most significant effect on the fair value calculations are the anticipated future cash flows, discount rates, and the earnings multiples.  While the Company uses reasonable and timely information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Total goodwill includes 26 reporting units with individual amounts ranging from zero to $536 million.  The Company concluded that the fair value of each of its reporting units was substantially in excess of its carrying value as of December 31, 2011, and thus no goodwill impairment was identified.

The following events or circumstances would be considered to determine whether interim testing of goodwill would be required:

•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	unanticipated competition;
•	a loss of key personnel;
•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;
•	the testing for recoverability under the Impairment or Disposal of Long-Lived Assets of a significant asset group within a reporting unit; and
•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment annually using a one-step fair value based approach. Roper conducts these reviews for all of its reporting units and indefinite lived intangibles during the fourth quarter of the fiscal year or on an interim basis if an event occurs that it is more likely than not the fair value of the intangible asset is below its carrying value. No impairment resulted from the annual reviews performed in 2011.

Roper evaluates whether there has been an impairment of identifiable intangible assets with definite useful economic lives, or of the remaining life of such assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or remaining period of amortization of any asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision in the remaining amortization period is required.

Impairment of Long-Lived Assets – The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or life of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or revision to remaining life is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge or acceleration of depreciation or amortization expense in the future.

Income Taxes – Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States’ treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2011, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $874 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Although it is the Company’s intention to permanently reinvest these earnings indefinitely there are certain events that would cause these earnings to become taxable.  These events include, but are not limited to, changes in U.S. tax laws, dividends paid between foreign subsidiaries in the absence of Section 954(c)(6) of the Internal Revenue Code ("IRC"), foreign subsidiary guarantees of U.S. parent debt and the liquidation of foreign subsidiaries or actual distributions by foreign subsidiaries into a U.S. affiliate.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences at the tax rates expected to be paid.

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

Recently Released Accounting Pronouncements - In September 2011, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance which allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued updated accounting guidance which requires entities to present comprehensive income, which is currently presented in the Consolidated Condensed Statement of Stockholders’ Equity, either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. As this new guidance is related to presentation only, the implementation in the first quarter of fiscal year 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  The Company implemented the amendments on January 1, 2011.  The impact on its results of operations, financial condition and cash flows was immaterial.

Research and Development - Research and development (“R&D”) costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $121.7 million, $102.4 million and $83.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenue Recognition - The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of approximately $151.5 million, $131.0 million and $142.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software was $14.1 million and $17.3 million at December 31, 2011 and 2010, respectively.

Stock-Based Compensation - The Company recognizes expense for the grant date fair value of its employee stock option awards on a straight-line basis over the employee’s requisite service period (generally the vesting period of the award).  The fair value of its option awards is estimated using the Black-Scholes option valuation model and recognizes the expense of all share-based awards.  The Company presents the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for stock award exercises (excess tax benefits) as financing cash flows.

(2)	Business Acquisitions

2011 Acquisitions - During the year ended December 31, 2011, Roper completed three business combinations.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

The aggregate purchase price of 2011 acquisitions totaled $234 million of cash.  The Company recorded $91 million in other identifiable intangibles and $149 million in goodwill in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company expensed transaction costs of $2.1 million related to these acquisitions, as incurred.

On June 3, 2011, Roper acquired 100% of the shares of NDI Holding Corp. (“Northern Digital”), a provider of 3-D measurement technology for medical applications in computer-assisted surgery and computer-assisted therapy. Roper acquired Northern Digital as an addition to its medical platform, and it is reported in the Medical and Scientific Imaging segment.

On September 26, 2011, Roper acquired 100% of the shares of United Controls Group, Inc. (“UCG”), a manufacturer of control systems in the oil and gas industry.  UCG was acquired as an addition to our existing process control systems businesses, and is reported in the Energy Systems and Controls segment.

On December 1, 2011, Roper acquired 100% of the shares of Trinity Integrated Systems Ltd. (“Trinity”), a specialist provider of requirements capture, safety lifecycle management and engineering software tools, and safety and control system solutions to the oil and gas, industrial process and control markets.  Trinity was acquired as an addition to our existing process control systems businesses, and is reported in the Energy Systems and Controls segment.

Of the $91 million of acquired intangible assets acquired in 2011, $3 million was assigned to trade names that are not subject to amortization. The remaining $88 million of acquired intangible assets have a weighted-average useful life of approximately 11 years. The intangible assets that make up that amount include customer relationships of $70 million (12 year weighted-average useful life), and unpatented technology of $18 million (8 year weighted-average useful life).

2010 Acquisitions - During the year ended December 31, 2010, Roper completed two business combinations.  The results of operations of the acquired companies have been included in Roper’s consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s consolidated results of operations individually or in aggregate.

The aggregate purchase price of 2010 acquisitions totaled $538 million of cash.  The Company recorded $320 million in other identifiable intangibles and $345 million in goodwill, $115 million of which was recorded due to a deferred tax liability related to intangible assets, in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company expensed transaction costs of $2.1 million related to these acquisitions.

iTrade Acquisition - The largest of the 2010 acquisitions was the purchase of all outstanding shares of iTradeNetwork, Inc. on July 27, 2010.  iTrade, whose operations are reported in the RF Technology segment, is a global provider of software as a service ("SaaS")-based trading network and business intelligence solutions primarily to the perishable food market. iTrade’s principal facilities are located in Pleasanton, California. The aggregate gross purchase price was $523 million of cash.

The Company acquired iTrade in order to complement and expand existing software services at other Roper businesses.  The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

July 27, 2010
Current assets	$14,174
Other assets	2,998
Intangible assets	313,600
Goodwill	335,971
Total assets acquired	666,743
Current liabilities	(15,301)
Other liabilities	(128,841)
Net assets acquired	$522,601

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

On December 3, 2009, Roper purchased Verathon, Inc., a leading global provider of proprietary medical devices and services, in order to expand its medical product lines.  The results of Verathon are reported in the Medical & Scientific Imaging segment.

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2011	2010
Raw materials and supplies	$119,550	$113,415
Work in process	31,085	26,358
Finished products	89,334	71,302
Inventory reserves	(35,211)	(32,516)
	$204,758	$178,559

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2011	2010
Land	$4,228	$4,194
Buildings	69,871	68,077
Machinery and other equipment	264,216	239,940
	338,315	312,211
Accumulated depreciation	(229,540)	(208,724)
	$108,775	$103,487

Depreciation expense was $36,780, $36,728 and $34,163 for the years ended December 31, 2011, 2010 and 2009, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2009	$431,073	$383,207	$623,786	$950,366	$2,388,432
Goodwill acquired	-	-	8,593	341,243	349,836
Currency translation adjustments	(11,071)	(2,554)	804	(2,657)	(15,478)
Reclassifications and other	-	(58)	4,808	240	4,990
Balances at December 31, 2010	$420,002	$380,595	$637,991	$1,289,192	$2,727,780
Goodwill acquired	-	13,663	135,379	-	149,042
Currency translation adjustments	(949)	(291)	(5,142)	1,258	(5,124)
Reclassifications and other	-	-	-	(5,272)	(5,272)
Balances at December 31, 2011	$419,053	$393,967	$768,228	$1,285,178	$2,866,426

Goodwill acquired during the year ended December 31, 2011 was attributable to the acquisitions of Northern Digital, UCG and Trinity. The reclassifications and other are due to working capital and final purchase accounting tax adjustments related to iTrade, which was acquired in 2010.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$960,013	$(235,885)	$724,128
Unpatented technology	175,819	(54,376)	121,443
Software	49,095	(30,182)	18,913
Patents and other protective rights	25,505	(15,292)	10,213
Trade secrets	1,604	(1,174)	430
Assets not subject to amortization:
Trade names	229,386	-	229,386
Balances at December 31, 2010	$1,441,422	$(336,909)	$1,104,513

Assets subject to amortization:
Customer related intangibles	$1,022,134	$(302,156)	$719,978
Unpatented technology	193,915	(72,358)	121,557
Software	49,395	(35,833)	13,562
Patents and other protective rights	25,398	(17,699)	7,699
Trade secrets	1,500	(1,361)	139
Assets not subject to amortization:
Trade names	231,207	-	231,207
Balances at December 31, 2011	$1,523,549	$(429,407)	$1,094,142

Amortization expense of other intangible assets was $97.9 million, $83.7 million, and $66.8 million during the years ended 2011, 2010 and 2009, respectively. Amortization expense is expected to be $93.3 million in 2012, $90.3 million in 2013, $82.6 million in 2014, $68.8 million in 2015 and $66.0 million in 2016.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2011	2010
Wages and other compensation	$105,955	$91,181
Deferred revenue	94,761	93,498
Interest	26,744	26,404
Customer deposits	20,095	13,941
Commissions	12,132	12,086
Accrued dividend	13,297	10,456
Warranty	8,147	7,038
Billings in excess of cost	6,351	6,763
Other	35,422	36,713
	$322,904	$298,080

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following components (in thousands):

	2011	2010	2009
United States	$359,800	$270,281	$210,559
Other	245,187	178,113	129,209
	$604,987	$448,394	$339,768

Components of income tax expense for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Current:
Federal	$123,310	$93,594	$54,636
State	14,903	8,185	6,990
Foreign	41,437	32,706	23,720
Deferred:
Federal	1,846	(23,107)	14,880
Foreign	(3,756)	14,436	61
	$177,740	$125,814	$100,287

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(3.7)	(4.3)	(3.9)
R&D tax credits	(0.7)	(0.6)	(0.6)
State taxes, net of federal benefit	1.7	1.6	1.8
Foreign tax credit	-	(2.4)	-
Other, net	(2.9)	(1.2)	(2.8)
	29.4%	28.1%	29.5%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Reserves and accrued expenses	$72,150	$64,946
Inventories	7,104	5,947
Net operating loss carryforwards	20,642	19,600
R&D credits	1,114	1,047
Valuation allowance	-	(796)
Total deferred tax assets	$101,010	$90,744
Deferred tax liabilities:
Reserves and accrued expenses	$33,861	$33,884
Amortizable intangible assets	456,613	435,143
Plant and equipment	2,677	6,419
Total deferred tax liabilities	$493,151	$475,446

The presentation of the deferred tax assets as of December 31, 2010 has been revised to reflect an adjustment to the classification of certain federal and state net operating losses and state R&D credit carryforwards in 2011.  The impact of this adjustment changed the Company’s other deferred tax asset classifications by $12.1 million as of December 31, 2010.  The adjustment had no impact on Roper's consolidated financial statements.

The Company establishes a valuation allowance against its deferred tax asset when it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In 2010, the Company recorded a valuation allowance of $0.8 million against a deferred tax asset for certain foreign operations that were in a cumulative loss position.  The release of this valuation allowance in 2011 was contemplated after an assessment of both positive and negative evidence as to whether it is more likely than not that the deferred tax assets are recoverable.  Based on the weight of available evidence, the Company believes it is more likely than not that the deferred tax asset will be utilized and accordingly, a release of the entire valuation allowance was recorded in the fourth quarter of 2011.

At December 31, 2011, Roper has approximately $30.1 million of U.S. federal net operating loss carryforwards. If not utilized, these carryforwards will expire in years 2021 through 2031. The net operating loss carryforward increased between 2010 and 2011 primarily because of losses incurred by a U.S. entity that is not a member of the Company’s consolidated tax group and whose losses are therefore not available for offset against the taxable income of other members of the group.  Also, due to a recent acquisition, the consolidated group has acquired a net operating loss subject to a Section 382 limitation of the IRC; however, the Company expects to utilize the entire net operating loss prior to expiration.  The majority of the state net operating loss carryforward is related to Florida and, if not utilized, will expire in years 2027 through 2030.  The Company had smaller net operating losses in various other states.  Additionally, Roper has foreign tax credit carryforwards and R&D credit carryforwards. Roper has not recognized a valuation allowance on these attributes since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2011, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $874 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Although it is the Company’s intention to permanently reinvest these earnings indefinitely there are certain events that would cause these earnings to become taxable.  These events include, but are not limited to, change in U.S. tax laws, dividends paid between foreign subsidiaries in the absence of Section 954(c)(6) of the IRC, foreign subsidiary guarantees of U.S. parent debt and the liquidation of foreign subsidiaries or actual distributions by foreign subsidiaries into a U.S. affiliate.

The Company recognizes in the consolidated financial statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Beginning balance	$24,765	$22,922	$22,638
Additions for tax positions of prior periods	470	203	156
Additions for tax positions of the current period	2,572	3,169	4,750
Additions due to acquisitions	-	3,546	-
Reductions for tax positions of prior periods	(558)	(565)	(250)
Reductions for tax positions of the current period		-	-
Settlements with taxing authorities	(4,043)	-	(224)
Lapse of applicable statute of limitations	(3,650)	(4,510)	(4,148)
Ending balance	$19,556	$24,765	$22,922

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $12.8 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $(0.5) million in 2011. Accrued interest and penalties were $3.5 million at December 31, 2011 and $4.1 million at December 31, 2010. During the next twelve months, it is expected that the unrecognized tax benefits will be reduced by a net $3.8 million, due mainly to a lapse in the applicable statute of limitations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company’s federal income tax returns for 2008 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

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

Other debt includes $67 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (in thousands):
	2011	2010
$750 million revolving credit facility	$-	$230,000
Senior Notes due 2013*	511,652	514,092
Senior Notes due 2019	500,000	500,000
Senior Subordinated Convertible Notes	67,250	90,981
Other	6,114	5,972
Total debt	1,085,016	1,341,045
Less current portion	69,906	93,342
Long-term debt	$1,015,110	$1,247,703

*Shown net of fair value swap adjustment of $11,652 at December 31, 2011 and $14,092 at December 31, 2010.

Roper’s principal unsecured credit facility, $1.0 billion senior notes and senior subordinated convertible notes provide substantially all of Roper’s daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2011, Roper’s debt consisted of $1.0 billion of senior notes and $67 million in senior subordinated convertible notes. In addition, the Company had $6.1 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper’s non-U.S. businesses and $50 million of outstanding letters of credit at December 31, 2011.

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the “Convertible Notes”). The Convertible Notes are subordinated in right of payment and collateral to all of Roper’s existing and future senior debt.  Cash interest on the notes was paid semi-annually until January 15, 2009, after which interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, and only contingent cash interest may be paid. Contingent cash interest may be paid during any six month period if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%.  In accordance with this criterion, contingent interest has been paid for each six month period since January 15, 2009.  Holders receive cash up to the value of the accreted principal amount of the notes converted and, at the Company’s option, any remainder of the conversion value may be paid in cash or shares of common stock. Holders may require Roper to purchase all or a portion of their notes on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. The Company may only pay the purchase price of such notes in cash and not in common stock. In addition, if Roper experiences a change in control, each holder may require Roper to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

The Convertible Notes are classified as short term debt as the notes became convertible on October 1, 2005 based upon the Company’s common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day periods ending on September 30, 2005.

The adoption of accounting guidance on January 1, 2009 regarding convertible debt instruments that may be settled in cash upon either mandatory or optional conversion impacted the historical accounting for Roper’s Convertible Notes as of December 6, 2004, the date that the notes were modified to allow holders to receive cash only for accreted principal upon settlement of the notes with any remainder of the conversion value payable in cash or common stock, thus qualifying the notes for treatment under the new guidance. The required retrospective adoption resulted in a decrease in long term debt (debt discount) of $26.5 million, an increase in deferred tax liabilities of $9.3 million, and an increase in additional paid in capital of $17.3 million at December 9, 2004. The debt discount was amortized using the effective interest rate method based on an annual effective rate of 7.0%, which represented a market interest rate for similar debt without a conversion option on the modification date. The debt discount was amortized through January 15, 2009, the first date that holders of the notes could exercise their put option and Roper could exercise its call option.

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflects Roper’s nonconvertible debt borrowing rate when interest cost is recognized.  Interest expense related to the notes was as follows (amounts in thousands):

	Years ended December 31,
	2011	2010	2009
Contractual (stated) interest	$2,750	$3,812	$5,209
Amortization of debt discount	-	-	301
Interest expense	$2,750	$3,812	$5,510

At December 31, 2011, the conversion price on the outstanding notes was $440.92.  If converted at December 31, 2011, the value would have exceeded the $67 million principal amount of the notes by $100 million and would have resulted in the issuance of 1,144,214 shares of the Company's common stock.

The Company's unsecured credit facility contains affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

The Company was in compliance with its debt covenants throughout the years ended December 31, 2011 and 2010.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2012	$69,906
2013	513,031
2014	788
2015	556
2016	493
Thereafter	500,242
$1,085,016

(10)	Fair Value

Roper’s long-term debt at December 31, 2011 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $583 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $540 million, based on the trading prices of the notes.  Short-term debt included $67 million of fixed-rate convertible notes which were at fair value due to the short term nature of the debt. Most of Roper’s other borrowings at December 31, 2011 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2011 was estimated to be the face value of these borrowings.

In October 2009, Roper entered into interest rate swap agreements with an aggregate notional amount of $500 million.  The swaps are designated as fair value hedges and effectively changed the Company's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable rate obligation at a weighted average spread of 4.377% plus LIBOR.  The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy.  To account for the fair value hedge, the swap is recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. The fair value of the swap was an asset balance of $11.6 million and $14.1 million at December 31, 2011 and 2010, respectively.  The corresponding change in the fair value of the notes being hedged was an increase of $11.7 million and $14.1 million at December 31, 2011 and 2010, respectively.  The impact on earnings was immaterial in the years ended December 31, 2011, 2010 and 2009.

(11)	Retirement and Other Benefit Plans

Roper maintains eleven defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related to these plans were $15.2 million, $14.0 million and $11.9 million for 2011, 2010 and 2009, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(12)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan (“2006 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company’s employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan (“2000 Plan”), and no additional grants will be made from the 2000 Plan or the Non-employee Director Plan. The number of shares reserved for issuance under the 2006 Plan is 8,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 Plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2011, 2,353,051 shares were available to grant.

Under the Roper Industries, Inc., Employee Stock Purchase Plan (“ESPP”), all employees in the U.S. and Canada are eligible to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

Stock based compensation expense for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	2011	2010	2009
Stock based compensation	$31.7	$25.2	$27.5
Tax benefit recognized in net income	11.1	8.8	9.6
Windfall tax benefit/(shortfall), net	12.7	7.3	2.0

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $12.2 million, $9.0 million, and $9.1 million of compensation expense relating to outstanding options during 2011, 2010 and 2009, respectively, as a component of corporate and certain segment general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average fair value of options granted in 2011, 2010 and 2009 were calculated using the following weighted average assumptions:

	2011	2010	2009
Weighted average fair value ($)	24.45	17.00	12.68
Risk-free interest rate (%)	1.91	2.32	1.78
Average expected option life (years)	5.34	5.38	5.37
Expected volatility (%)	35.27	34.55	32.24
Expected dividend yield (%)	0.60	0.72	0.78

The following table summarizes the Company’s activities with respect to its stock option plans for the year ended December 31, 2011.

	Number of shares	Weighted average exercise price per share	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2011	3,933,440	$ 42.32

Granted	755,000	74.06
Exercised	(839,881)	33.62
Canceled	(25,897)	53.23
Outstanding at December 31, 2011	3,822,662	50.44	5.78	$ 139,243,760
Exercisable at December 31, 2011	2,238,712	$ 42.62	4.11	$ 99,065,980

The following table summarizes information for stock options outstanding at December 31, 2011:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 14.73 – 20.00	281,938	$ 19.05	0.9	281,938	$ 19.05
20.01 - 30.00	222,096	23.48	2.1	222,096	23.48
30.01 – 40.00	186,322	32.12	0.3	186,322	32.12
40.01 – 50.00	657,166	42.77	4.7	503,790	43.03
50.01 – 60.00	1,691,307	53.47	6.5	1,009,258	53.94
60.01 – 70.00	135,333	67.69	9.3	12,501	64.49
70.01 - 80.00	570,100	73.59	9.1	0	0.0
80.01 – 86.46	78,400	84.19	9.2	22,807	84.13
$ 14.73 – 86.46	3,822,662	$ 50.44	5.8	2,238,712	$ 42.62

At December 31, 2011, there was $18.7 million of total unrecognized compensation expense related to nonvested options granted under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of options exercised in 2011, 2010 and 2009 was $41.2 million, $27.5 million and $10.5 million, respectively. Cash received from option exercises under all plans in 2011 and 2010 was $28.2 million and $29.0 million, respectively.

Restricted Stock Grants - During 2011 and 2010, the Company granted 352,330 and 257,893 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The weighted average fair value of the shares granted in 2011 was $74.66 per share. The Company recorded $19.5 million, $16.2 million and $18.3 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2011, 2010 and 2009, respectively. A summary of the Company’s nonvested shares activity for 2011 is as follows:

	Number of shares	Weighted average fair value
Nonvested at January 1, 2011	670,401	$52.64
Granted	352,330	74.66
Vested	(264,848)	78.12
Forfeited	(4,072)	54.38
Nonvested at December 31, 2011	753,811	$61.15

At December 31, 2011, there was $20.3 million of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. There were 264,848 and 289,746 shares that vested during 2011 and 2010, respectively. Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder’s equity at December 31, 2011.

Employee Stock Purchase Plan - During 2011, 2010 and 2009, participants of the ESPP purchased 27,756, 29,439 and 38,428 shares, respectively, of Roper’s common stock for total consideration of $2.1 million, $1.7 million, and $1.7 million, respectively. All of these shares were purchased from Roper’s treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2011, 2010 and 2009.

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

Roper’s rent expense was $29.7 million, $29.1 million and $27.0 million for 2011, 2010 and 2009, respectively. Roper’s future minimum property lease commitments totaled $116.3 million at December 31, 2011. These commitments included $28.6 million in 2012, $23.3 million in 2013, $20.9 million in 2014, $17.1 million in 2015, $12.5 million in 2016 and $13.9 million thereafter.

A summary of the Company’s warranty accrual activity is presented below (in thousands):

	2011	2010	2009
Balance, beginning of year	$7,038	$7,341	$9,885
Additions charged to costs and expenses	8,846	5,671	4,416
Deductions	(7,716)	(5,895)	(7,659)
Other	(21)	(79)	699
Balance, end of year	$8,147	$7,038	$7,341

Other included warranty balances at acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments, reclassifications and other.

At December 31, 2011 the Company had outstanding surety bonds of $313 million.

(15)	Segment and Geographic Area Information

Roper’s operations are reported in four segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Medical & Scientific Imaging, and RF Technology. Products included within the Industrial Technology segment are water and fluid handling pumps, flow measurement and metering equipment, industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment’s products include control systems, equipment and consumables for fluid properties testing, vibration sensors and other non-destructive inspection and measurement products and services. The Medical & Scientific Imaging segment offers medical products and software, high performance digital imaging products and software and handheld and vehicle mounted computers. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service applications in the freight matching and food industries and utility metering and remote monitoring applications.  Roper’s management structure and internal reporting are aligned consistently with these four segments.

There were no material transactions between Roper’s business segments during 2011, 2010 and 2009. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper’s statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets were principally comprised of cash and cash equivalents, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2011, 2010 and 2009 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Corporate	Total
2011
Net sales	$737,356	$597,802	$610,617	$851,314	$-	$2,797,089
Operating profit	208,188	157,960	148,376	202,877	(56,862)	660,539
Assets:
Operating assets	219,180	194,527	176,893	237,719	19,824	848,143
Intangible assets, net	597,769	535,606	971,584	1,855,609	-	3,960,568
Other	27,376	58,714	35,916	(104,869)	418	17,555
Total						4,826,266
Capital expenditures	11,153	6,889	12,498	9,634	528	40,702
Depreciation and other amortization	23,119	18,177	34,224	64,329	294	140,143

2010
Net sales	$607,564	$503,897	$548,718	$725,933	$-	$2,386,112
Operating profit	162,009	120,427	130,558	150,711	(49,411)	514,294
Assets:
Operating assets	179,458	166,554	170,955	256,016	17,517	790,500
Intangible assets, net	610,542	518,849	791,611	1,911,291	-	3,832,293
Other	47,451	76,686	24,694	(91,099)	(94,237)	(36,505)
Total						4,586,288
Capital expenditures	8,849	3,466	7,269	8,976	31	28,591
Depreciation and other amortization	23,660	18,472	27,991	52,709	189	123,021

2009
Net sales	$536,219	$440,919	$354,776	$717,754	$-	$2,049,668
Operating profit	123,959	92,788	74,183	154,430	(49,964)	395,396
Assets:
Operating assets	165,651	166,461	172,805	238,249	13,894	757,060
Intangible assets, net	635,147	532,022	787,884	1,302,279	-	3,257,332
Other	(51)	8,016	7,219	(27,825)	(33,281)	(45,922)
Total						3,968,470
Capital expenditures	13,977	3,185	2,126	6,291	306	25,885
Depreciation and other amortization	24,636	18,736	16,691	43,183	202	103,448

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Asia) for 2011, 2010 and 2009, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):

	United States	Non-U.S.	Eliminations	Total
2011
Sales to unaffiliated customers	$1,985,756	$811,333	$-	$2,797,089
Sales between geographic areas	153,121	229,583	(382,704)	-
Net sales	$2,138,877	$1,040,916	$(382,704)	$2,797,089
Long-lived assets	$135,399	$35,729	$-	$171,128

2010
Sales to unaffiliated customers	$1,758,797	$627,315	$-	$2,386,112
Sales between geographic areas	125,202	174,265	(299,467)	-
Net sales	$1,883,999	$801,580	$(299,467)	$2,386,112
Long-lived assets	$104,147	$29,834	$-	$133,981

2009
Sales to unaffiliated customers	$1,526,390	$523,278	$-	$2,049,668
Sales between geographic areas	87,323	126,093	(213,416)	-
Net sales	$1,613,713	$649,371	$(213,416)	$2,049,668
Long-lived assets	$124,382	$28,922	$-	$153,304

Export sales from the U.S. during the years ended December 31, 2011, 2010 and 2009 were $410 million, $358 million and $301 million, respectively. In the year ended December 31, 2011, these exports were shipped primarily to Asia (34%), Europe (24%), Canada (14%), Middle East (13%), South America (6%) and other (9%).

Sales to customers outside the U.S. accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper’s net sales for the years ended December 31, 2011, 2010 and 2009 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
2011
Canada	$64,864	$39,547	$21,127	$40,636	$166,174
Europe	110,656	148,767	162,725	88,741	510,889
Asia	67,093	118,565	86,807	8,833	281,298
Middle East	3,964	44,792	5,062	28,406	82,224
Rest of the world	33,721	63,064	17,194	9,790	123,769
Total	$280,298	$414,735	$292,915	$176,406	$1,164,354

2010
Canada	$44,678	$27,360	$15,306	$35,270	$122,614
Europe	91,815	135,019	126,116	64,605	417,555
Asia	49,232	100,094	79,343	5,389	234,058
Middle East	2,805	34,912	5,853	22,387	65,957
Rest of the world	22,328	55,280	15,169	10,542	103,319
Total	$210,858	$352,665	$241,787	$138,193	$943,503

2009
Canada	$40,121	$25,746	$7,251	$30,184	$103,302
Europe	79,000	118,770	98,328	48,849	344,947
Asia	41,364	85,323	65,687	6,157	198,531
Middle East	4,040	28,121	2,162	28,316	62,639
Rest of the world	12,256	48,657	9,424	11,042	81,379
Total	$176,781	$306,617	$182,852	$124,548	$790,798

(16)	Concentration of Risk

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

(17)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2011
Net sales	$645,309	$699,871	$712,705	$739,204
Gross profit	350,096	377,063	382,556	405,849
Income from operations	142,000	163,970	167,215	187,354
Net earnings	88,979	106,311	110,281	121,676

Earnings from continuing operations per common share:
Basic	0.93	1.11	1.15	1.26
Diluted	0.91	1.08	1.12	1.23

2010
Net sales	$534,441	$567,104	$605,088	$679,479
Gross profit	279,565	301,947	321,749	371,865
Income from operations	100,716	119,187	128,233	166,158
Net earnings	59,725	71,281	84,263	107,311

Earnings from continuing operations per common share:
Basic	0.64	0.76	0.89	1.13
Diluted	0.62	0.74	0.87	1.10

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2011, 2010 and 2009

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2011	$10,349	$2,816	$(2,842)	$313	$10,636
2010	11,187	1,558	(2,900)	504	10,349
2009	12,658	2,762	(4,874)	641	11,187
Reserve for inventory obsolescence
2011	$32,516	$11,407	$(8,848)	$149	$35,224
2010	29,037	12,905	(9,125)	(301)	32,516
2009	30,108	8,789	(10,508)	648	29,037

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

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded Northern Digital, UCG and Trinity from its assessment of internal control over financial reporting as of December 31, 2011, because they were acquired by us in purchase business combinations during 2011.  Northern Digital, UCG and Trinity are wholly-owned subsidiaries whose excluded aggregate assets represent 0.5%, and whose aggregate total revenues represent 1.1%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2011 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on June 4, 2012, as specified below:

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

“Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	4,549,506	$ 52.15	4,549,506
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	4,549,506	$ 52.15	4,549,506

(1)
Consists of the 1991 Stock Option Plan, the Amended and Restated 2000 Stock Incentive Plan, the 1993 Stock Plan for Non-Employee Directors (no additional equity awards may be granted under these three plans) and the 2006 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“Review and Approval of Related Person Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to the Company’s independent registered public accounting firm are disclosed under the caption “Proposal 2: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2012.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)3.1	Amended and Restated Certificate of Incorporation.
(b)3.2	Amended and Restated By-Laws.
(c)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(d)3.4	Certificate Eliminating References to Roper Industries, Inc.’s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(e)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(f)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(g)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Roper Industries, Inc. and Sun Trust Bank, dated as of December 7, 2004.
(i)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(j)4.7	Form of Note.
(k)4.8	Form of 6.625% Notes due 2013.
(l)4.9	Form of 6.25% Senior Notes due 2019.
(m)10.01	Form of Amended and Restated Indemnification Agreement. †
(n)10.02	Employee Stock Purchase Plan, as amended and restated. †
(o)10.03	2000 Stock Incentive Plan, as amended. †
(p)10.04	Non-Qualified Retirement Plan, as amended. †
(q)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(r)10.06	Timothy J. Winfrey offer letter dated May 20, 2002. †
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

(b)	Incorporated herein by reference to Exhibit 3.2 to the Roper Industries, Inc. Current Report on Form 8-K filed March 22,2011 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(g)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(k)	Incorporated herein by reference to Exhibit 4.09 to the Roper Industries, Inc. Current Report on Form 8-K filed August 4, 2008 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibits 10.06 and 10.09 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed November 3, 2003 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed July 7, 2008 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273).
(w)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(x)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(y)	Incorporated herein by reference to Exhibit 10.20 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(z)	Incorporated herein by reference to Exhibit 10.21 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(aa)	Incorporated herein by reference to Exhibit 10.22 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(bb)	Incorporated herein by reference to Exhibit 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ BRIAN D. JELLISON	February 24, 2012
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 24, 2012
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 24, 2012

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 24, 2012

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 24, 2012

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 24, 2012

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 24, 2012

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 24, 2012

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 24, 2012

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 24, 2012

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 24, 2012