Form 10-Q
period 2012-03-31
ROPER INDUSTRIES INC
filed 2012-05-07
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

The number of shares outstanding of the Registrant’s common stock as of May 3, 2012 was 97,431,464.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011

Net sales	$711,066	$645,309
Cost of sales	319,873	295,213
Gross profit	391,193	350,096

Selling, general and administrative expenses	220,889	208,096
Income from operations	170,304	142,000

Interest expense, net	15,483	16,696
Other income/(expense)	(490)	711

Earnings before income taxes	154,331	126,015

Income taxes	46,022	37,036

Net earnings	$108,309	$88,979

Earnings per share:
Basic	$1.12	$0.93
Diluted	1.09	0.91

Weighted average common shares outstanding:
Basic	97,039	95,374
Diluted	99,307	98,153

Dividends declared per common share	$0.1375	$0.1100

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2012	2011

Net earnings	$108,309	$88,979

Other comprehensive income, net of tax:
Foreign currency translation adjustments	19,161	37,210

Total other comprehensive income, net of tax	19,161	37,210

Comprehensive income	$127,470	$126,189

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2012	December 31, 2011
ASSETS:

Cash and cash equivalents	$451,718	$338,101
Accounts receivable, net	412,508	439,134
Inventories, net	214,020	204,758
Deferred taxes	36,410	38,004
Unbilled receivables	68,688	63,829
Other current assets	32,568	31,647
Total current assets	1,215,912	1,115,473

Property, plant and equipment, net	109,565	108,775
Goodwill	2,887,045	2,866,426
Other intangible assets, net	1,084,996	1,094,142
Deferred taxes	63,122	63,006
Other assets	70,142	71,595

Total assets	$5,430,782	$5,319,417

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$139,029	$141,943
Accrued liabilities	286,548	322,904
Income taxes payable	22,588	8,895
Deferred taxes	9,613	10,548
Current portion of long-term debt, net	63,580	69,906
Total current liabilities	521,358	554,196

Long-term debt, net of current portion	1,014,099	1,015,110
Deferred taxes	484,803	482,603
Other liabilities	78,178	72,412
Total liabilities	2,098,438	2,124,321

Commitments and contingencies

Common stock	993	987
Additional paid-in capital	1,140,188	1,117,093
Retained earnings	2,158,037	2,063,110
Accumulated other comprehensive earnings	52,961	33,800
Treasury stock	(19,835)	(19,894)
Total stockholders’ equity	3,332,344	3,195,096

Total liabilities and stockholders’ equity	$5,430,782	$5,319,417

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$108,309	$88,979
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,449	9,256
Amortization of intangible assets	26,018	25,054
Amortization of deferred financing costs	591	591
Non-cash stock compensation	9,954	8,112
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	20,666	(15,171)
Unbilled receivables	(4,698)	(3,010)
Inventories	(7,462)	(16,359)
Accounts payable and accrued liabilities	(35,936)	(16,612)
Income taxes payable	13,720	3,424
Other, net	846	2,320
Cash provided by operating activities	141,457	86,584

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(19,007)	-
Capital expenditures	(10,008)	(8,813)
Proceeds from sale of assets	464	826
Other, net	(245)	(1,024)
Cash used in investing activities	(28,796)	(9,011)

Cash flows from financing activities:
Payments under revolving line of credit, net	-	(85,000)
Principal payments on convertible notes	(6,297)	(11,968)
Cash dividends to stockholders	(13,290)	(10,458)
Proceeds from stock option exercises	16,873	8,607
Stock award tax excess windfall benefit	7,505	2,855
Treasury stock sales	600	579
Other	(7,665)	(697)
Cash used in financing activities	(2,274)	(96,082)

Effect of foreign currency exchange rate changes on cash	3,230	9,562

Net increase/(decrease) in cash and cash equivalents	113,617	(8,947)

Cash and cash equivalents, beginning of period	338,101	270,394

Cash and cash equivalents, end of period	$451,718	$261,447

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2011	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096

Net earnings	-	-	108,309	-	-	108,309
Stock option exercises	4	16,869	-	-	-	16,873
Treasury stock sold	-	541	-	-	59	600
Currency translation adjustments, net of $1,154 tax	-	-	-	19,161	-	19,161
Stock based compensation	-	9,631	-	-	-	9,631
Restricted stock grants	2	(5,871)	-	-	-	(5,869)
Stock option tax benefit, net of shortfalls	-	7,415	-	-	-	7,415
Conversion of senior subordinated convertible notes	-	(5,490)	-	-	-	(5,490)
Dividends declared	-	-	(13,382)	-	-	(13,382)

Balances at March 31, 2012	$993	$1,140,188	$2,158,037	$52,961	$(19,835)	$3,332,344

See accompanying notes to condensed consolidated financial statements

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2012

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2012 and 2011 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2011 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2012 with the Securities and Exchange Commission (“SEC”).

2.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to accounting and disclosures related to fair value measurement. This amendment results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Roper adopted this guidance on January 1, 2012.  The guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued an amendment to the disclosure of comprehensive income. This amendment requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Roper adopted this guidance on January 1, 2012.  The guidance did not have an impact on the Company’s results of operations, financial position or cash flows as it is disclosure only in nature.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules.  Otherwise, the two-step goodwill impairment test is not required.  Roper adopted this guidance on January 1, 2012.  The Company is currently assessing the new accounting rules but does not expect these rules to have a material effect on its results of operations, financial position or cash flows.

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

	Three months ended March 31,
	2012	2011
Basic shares outstanding	97,039	95,374
Effect of potential common stock
Common stock awards	1,140	1,305
Senior subordinated convertible notes	1,128	1,474
Diluted shares outstanding	99,307	98,153

As of March 31, 2012 there were 454,165 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 662,000 outstanding stock options that would have been antidilutive on March 31, 2011.

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

The following table provides information regarding the Company’s stock based compensation expense (in thousands):

	Three months ended March 31,
	2012	2011
Stock based compensation	$9,954	$8,112
Tax effect recognized in net income	3,484	2,839
Windfall tax benefit, net	7,415	2,791

Stock Options - In the quarter ended March 31, 2012, 383,600 options were granted with a weighted average fair value of $29.65 per option. During the same period in 2011, 652,000 options were granted with a weighted average fair value of $24.86 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper stock on the date of grant.

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

	Three months ended March 31,
	2012	2011
Fair value per share ($)	29.65	24.86
Risk-free interest rate (%)	0.82	2.07
Expected option life (years)	5.22	5.33
Expected volatility (%)	36.56	35.17
Expected dividend yield (%)	0.59	0.59

Cash received from option exercises for the three months ended March 31, 2012 and 2011 was $16.9 million and $8.6 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2012, 258,057 restricted stock awards were granted with a weighted average fair value of $93.62 per restricted share. During the same period in 2011, 282,580 restricted stock awards were granted with a weighted average fair value of $74.12 per restricted share. All grants were issued at grant date fair value.

During the quarter ended March 31, 2012, 189,678 restricted awards vested with a weighted average grant date fair value of $54.09, at a weighted average vest date fair value of $94.32.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2012 and 2011, participants of the employee stock purchase plan purchased 6,764 and 7,460 shares, respectively, of Roper’s common stock for total consideration of $0.60 million and $0.58 million, respectively. All shares were purchased from Roper’s treasury shares.

5.	Inventories

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials and supplies	$131,367	$119,550
Work in process	30,529	31,085
Finished products	89,293	89,334
Inventory reserves	(37,169)	(35,211)
	$214,020	$204,758

6.	Goodwill

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2011	$419,053	$393,967	$768,228	$1,285,178	$2,866,426
Goodwill acquired	-	8,629	-	-	8,629
Currency translation adjustments	3,240	1,448	5,040	2,262	11,990
Balances at March 31, 2012	$422,293	$404,044	$773,268	$1,287,440	$2,887,045

7.	Other intangible assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$1,022,134	$(302,156)	$719,978
Unpatented technology	193,915	(72,358)	121,557
Software	49,395	(35,833)	13,562
Patents and other protective rights	25,398	(17,699)	7,699
Trade secrets	1,500	(1,361)	139
Assets not subject to amortization:
Trade names	231,207	-	231,207
Balances at December 31, 2011	$1,523,549	$(429,407)	$1,094,142

Assets subject to amortization:
Customer related intangibles	$1,031,208	$(320,605)	$710,603
Unpatented technology	198,735	(78,048)	120,687
Software	49,396	(37,190)	12,206
Patents and other protective rights	27,575	(18,405)	9,170
Trade secrets	1,500	(1,396)	104
Assets not subject to amortization:
Trade names	232,226	-	232,226
Balances at March 31, 2012	$1,540,640	$(455,644)	$1,084,996

Amortization expense of other intangible assets was $25,034 and $24,151 during the three months ended March 31, 2012 and 2011, respectively.

8.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the three month period ended March 31, 2012, 14,236 notes were converted for $12.9 million in cash and 41,678 shares of common stock at a weighted average share price of $94.50.  No gain or loss was recorded upon these conversions.  In addition, a related $1.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

On March 31, 2012, the conversion of 4,920 notes was pending, with a settlement date of April 3, 2012.  The conversion resulted in the payment of $6.2 million in cash.

At March 31, 2012, the conversion price on the outstanding notes was $445.03.  If converted at March 31, 2012 the value would exceed the $62 million principal amount of the notes by approximately $107 million and could result in the issuance of 1,077,835 shares of Roper’s common stock.

9.	Fair Value of Financial Instruments

Roper’s long-term debt at March 31, 2012 included $500 million of fixed-rate senior notes due 2019, with a fair value of $593 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of $538 million, based on the trading prices of the notes, which is a Level 1 measurement in the FASB fair value hierarchy.  Short-term debt included $62 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.   At March 31, 2012 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper’s $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At March 31, 2012 the fair value of the swap was an asset balance of $11.1 million and was reported in other assets. There was a corresponding increase of $11.1 million in the notes being hedged, which was reported as long-term debt.  The impact on earnings for the three months ended March 31, 2012 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2012 is presented below (in thousands).

Balance at December 31, 2011	$8,147
Additions charged to costs and expenses	2,113
Deductions	(1,908)
Other	59
Balance at March 31, 2012	$8,411

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2012	2011	Change
Net sales:
Industrial Technology	$195,136	$169,982	14.8%
Energy Systems & Controls	148,602	129,633	14.6
Medical & Scientific Imaging	162,811	145,287	12.1
RF Technology	204,517	200,407	2.1
Total	$711,066	$645,309	10.2%
Gross profit:
Industrial Technology	$98,663	$85,714	15.1%
Energy Systems & Controls	80,408	70,146	14.6
Medical & Scientific Imaging	106,186	91,254	16.4
RF Technology	105,936	102,982	2.9
Total	$391,193	$350,096	11.7%
Operating profit*:
Industrial Technology	$57,507	$46,189	24.5%
Energy Systems & Controls	35,657	29,044	22.8
Medical & Scientific Imaging	43,362	35,037	23.8
RF Technology	50,353	44,950	12.0
Total	$186,879	$155,220	20.4%
Long-lived assets
Industrial Technology	$42,698	$41,361	3.2%
Energy Systems & Controls	19,439	18,256	6.5
Medical & Scientific Imaging	45,602	43,084	5.8
RF Technology	29,832	31,331	(4.8)
Total	$137,571	$134,032	2.6%

* Operating profit is before unallocated corporate general and administrative expenses of $16,575 and $13,220 for the three months ended March 31, 2012 and 2011, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on February 24, 2012 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to the following:

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

Overview

Roper Industries, Inc. (“Roper,” “we” or “us”) is a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency (“RF”) products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, medical, water, energy, research, education, software-as-a-service (“SaaS”)-based information networks, security and other niche markets.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both financial bolt-ons and new strategic platforms. We strive for high cash and earnings returns from our investments. During the three months ended March 31, 2012, we acquired the assets of Shanghai Hao Ying Measurement & Control Technology Co, Ltd. (“Hao Ying”) on January 5, 2012 and the shares of Cambridge Viscosity, Inc. (“Cambridge”) on February 27, 2012.  Both Hao Ying and Cambridge are reported in the Energy Systems & Controls segment.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). A discussion of our significant accounting policies can be found in the notes to our consolidated financial statements for the year ended December 31, 2011 included in our Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. At March 31, 2012, our allowance for doubtful accounts receivable, sales returns and sales credits was $11.3 million, or 2.7% of total gross accounts receivable as compared to $10.6 million, or 2.4% of total gross accounts receivable at December 31, 2011. The allowance will fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write-off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At March 31, 2012, inventory reserves for excess and obsolete inventory were $37.2 million, or 14.8% of gross inventory cost, as compared to $35.2 million, or 14.7% of gross inventory cost, at December 31, 2011. The inventory reserve as a percent of gross inventory cost will fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At March 31, 2012, the accrual for future warranty obligations was $8.4 million or 0.3% of annualized first quarter sales and was consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the first quarter of 2012, we recognized $25.9 million of net sales using this method. In addition, $124.7 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at March 31, 2012. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. GAAP requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our first quarter effective income tax rate was 29.8% and was relatively unchanged from the prior year rate of 29.4%.

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

	Three months ended March 31,
	2012	2011
Net sales
Industrial Technology	$195,136	$169,982
Energy Systems & Controls	148,602	129,633
Medical & Scientific Imaging	162,811	145,287
RF Technology	204,517	200,407
Total	$711,066	$645,309
Gross profit:
Industrial Technology	50.6%	50.4%
Energy Systems & Controls	54.1	54.1
Medical & Scientific Imaging	65.2	62.8
RF Technology	51.8	51.4
Total	55.0	54.3
Selling, general & administrative expenses:
Industrial Technology	21.1%	23.3%
Energy Systems & Controls	30.1	31.7
Medical & Scientific Imaging	38.6	38.7
RF Technology	27.2	29.0
Total	28.7	30.2
Segment operating profit:
Industrial Technology	29.5%	27.2%
Energy Systems & Controls	24.0	22.4
Medical & Scientific Imaging	26.6	24.1
RF Technology	24.6	22.4
Total	26.3	24.1
Corporate administrative expenses	(2.3)	(2.0)
	24.0	22.0
Interest expense	(2.2)	(2.6)
Other income/(expense)	(0.1)	0.1
Earnings before income taxes	21.7	19.5
Income taxes	(6.5)	(5.7)
Net earnings	15.2%	13.8%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net sales for the quarter ended March 31, 2012 were $711.1 million as compared to $645.3 million in the prior year quarter, an increase of 10%. The increase was the result of organic growth of 8%, a 3% increase in sales from acquisitions and a negative foreign exchange impact of 1%.  Acquisitions included those completed in 2011 as well as the acquisitions of Hao Ying and Cambridge in the current year.

In our Industrial Technology segment, net sales were up 15% to $195.1 million in the first quarter of 2012 as compared to $170.0 million in the first quarter of 2011.  The increase was due primarily to growth in our materials testing and fluid handling businesses.  Gross margins increased to 50.6% for the first quarter of 2012 as compared to 50.4% in the first quarter of 2011 due to operating leverage from higher sales volume. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 21.1% in the current year quarter from 23.3% in the prior year quarter due to operating leverage on higher sales volume. The resulting operating profit margins were 29.5% in the first quarter of 2012 as compared to 27.2% in the first quarter of 2011.

Net sales in our Energy Systems & Controls segment increased by 15% to $148.6 million during the first quarter of 2012 compared to $129.6 million in the first quarter of 2011.  Organic sales increased by 12% while acquisitions added $4.9 million, or 3%.  The increase in organic sales was due to growth in all businesses within the segment, offset partially by a negative 1% foreign exchange impact.  Gross margins were unchanged at 54.1% in the first quarters of 2012 and 2011. SG&A expenses as a percentage of net sales were 30.1% compared to 31.7% in the prior year quarter due to operating leverage on higher sales volume. As a result, operating margins were 24.0% in the first quarter of 2012 as compared to 22.4% in the first quarter of 2011.

Our Medical & Scientific Imaging segment net sales increased by 12% to $162.8 million in the first quarter of 2012 as compared to $145.3 million in the first quarter of 2011.  Acquisitions made in 2011 accounted for 8% of the increase, with organic growth of 4% due to increased sales in our electron microscopy and medical businesses.  Gross margins increased to 65.2% in the first quarter of 2012 from 62.8% in the first quarter of 2011 due primarily to a more favorable product mix in the current year quarter.  SG&A as a percentage of net sales was 38.6% in the first quarter of 2012 as compared to 38.7% in the first quarter of 2011.  As a result, operating margins were 26.6% in the first quarter of 2012 as compared to 24.1% in the first quarter of 2011.

In our RF Technology segment, net sales were $204.5 million in the first quarter of 2012 as compared to $200.4 million in the first quarter of 2011, an increase of 2%.  The increase was due primarily to strength in sales to colleges and universities and growth in our toll and traffic solutions. Gross margins increased to 51.8% as compared to 51.4% in the prior year quarter due to a more favorable product mix. SG&A as a percentage of sales in the first quarter of 2012 decreased to 27.2% as compared to 29.0% in the prior year due to expenses incurred in the prior year related to product development and intellectual property expenses in our traffic and tolling business. As a result, operating profit margins were 24.6% as compared to 22.4% in 2011.

Corporate expenses were $16.6 million, or 2.3% of sales, in the first quarter of 2012 as compared to $13.2 million, or 2.0% of sales, in the first quarter of 2011.  The increase is due to higher stock prices for equity compensation and additional salaries and wages.

Interest expense was $15.5 million for the first quarter of 2012 as compared to $16.7 million in the first quarter of 2011.  The decrease is due to lower average outstanding debt balances, offset in part by higher average interest rates.

Income taxes were 29.8% of pretax earnings in the current quarter and were relatively unchanged from the prior year rate of 29.4%.

At March 31, 2012, the functional currencies of most of our European and our Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2011. The currency changes resulted in a pretax increase of $20.3 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $12.0 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended March 31, 2012, the functional currencies of most of our European and our Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended March 31, 2011.  The difference in operating profits related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the first quarter of 2012 compared to the prior year quarter.

Net orders were $729.4 million for the quarter, 4% higher than the first quarter 2011 net order intake of $702.3 million.  Acquisitions made in 2012 and 2011 contributed 2% to the current quarter orders. Our order backlog at March 31, 2012 was relatively unchanged as compared to March 31, 2011.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2012	2011	2012	2011
Industrial Technology	$204,002	$200,742	$152,606	$148,127
Energy Systems & Controls	153,376	134,205	126,262	110,689
Medical & Scientific Imaging	168,336	150,265	124,681	110,305
RF Technology	203,672	217,087	447,085	482,067
	$729,386	$702,299	$850,634	$851,188

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months ended March 31,
	2012	2011
Cash provided by/(used in):
Operating activities	$141.5	$86.6
Investing activities	(28.8)	(9.0)
Financing activities	(2.3)	(96.1)

Operating activities - Net cash provided by operating activities increased by 63.4% to $141.5 million in the first quarter of 2012 as compared to $86.6 million in the first quarter of 2011 due to higher net earnings and lower receivables balances, partially offset by lower accounts payable balances.

Investing activities - Cash used in investing activities during the first quarter of 2012 was primarily for business acquisitions and capital expenditures, and primarily for capital expenditures in the first quarter of 2011.

Financing activities - Cash used in financing activities in the current and prior year quarters was primarily for debt principal repayments and dividends.  Cash provided by financing activities in the first quarters of 2012 and 2011 was primarily from stock option proceeds. Net debt payments were $6.3 million in the three months ended March 31, 2012 as compared to $97.0 million in the three months ended March 31, 2011.

Total debt at March 31, 2012 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$511,094
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	61,538
Revolving Facility	-
Other	5,047
Total debt	1,077,679
Less current portion	63,580
Long-term debt	$1,014,099

*Shown including fair value swap adjustment of $11,094.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2012, there were no outstanding borrowings under the facility.  At March 31, 2012, we had $5.0 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $54 million of outstanding letters of credit.

The cash and short-term investments at our foreign subsidiaries at March 31, 2012 totaled $183 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect that our available additional borrowing capacity combined with the cash flows expected to be generated from existing business combined with our available borrowing capacity will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2012.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $306.4 million at March 31, 2012 compared to $293.1 million at December 31, 2011, reflecting increases in working capital due primarily to higher inventory balances related to the timing of sales and orders. Total debt was $1.08 billion at March 31, 2012 as compared to $1.09 billion at December 31, 2011, due to the use of operating cash flows to reduce outstanding debt.   Our leverage is shown in the following table:

	March 31, 2012	December 31, 2011
Total Debt	$1,077,679	$1,085,016
Cash	(451,718)	(338,101)
Net Debt	625,961	746,915
Stockholders’ Equity	3,332,344	3,195,096
Total Net Capital	$3,958,305	$3,942,011

Net Debt / Total Net Capital	15.8%	18.9%

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $10.0 million and $8.8 million were incurred during the first quarters of 2012 and 2011, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  At March 31, 2012, an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus 3 month LIBOR.

At March 31, 2012, we had $562 million of fixed-rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At March 31, 2012, the prevailing market rates for long-term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 4.2% to 2.4% lower, respectively, than the fixed rates on our senior notes.  At March 31, 2012, outstanding variable-rate borrowings consisted of the $500 million in interest rate swaps. An increase in interest rates of 1% would increase our annualized pretax interest costs by approximately $5.0 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 27% of our total first quarter sales and 59% of these sales were by companies with European functional currencies. The U.S. dollar strengthened against most European currencies and the Canadian dollar during the first quarter of 2012 versus the first quarter of 2011.  If these currency exchange rates had been 10% different throughout the first quarter of 2012 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $3.5 million.

The U.S. dollar was weaker against most European currencies and the Canadian dollar at March 31, 2012 versus December 31, 2011. The changes in these currency exchange rates resulted in a pretax increase in net assets of $20.3 million that was reported as a component of comprehensive earnings, $12.0 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II.                                OTHER INFORMATION

Item 1A.                                Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of Roper’s Annual Report for the fiscal year ended December 31, 2011 as filed on February 24, 2012 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6.                                Exhibits

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of April 20, 2012, incorporated herein by reference to exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 7, 2012
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	May 7, 2012
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 7, 2012
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

3.1
Roper Industries, Inc., By-Laws, Amended and Restated as of April 20, 2012, incorporated herein by reference to exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012.

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