Form 10-Q
period 2012-06-30
ROPER INDUSTRIES INC
filed 2012-08-08
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

The number of shares outstanding of the Registrant’s common stock as of August 3, 2012 was 97,808,889.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$724,872	$699,871	$1,435,938	$1,345,180
Cost of sales	327,264	322,808	647,137	618,021
Gross profit	397,608	377,063	788,801	727,159

Selling, general and administrative expenses	218,824	213,093	439,713	421,189
Income from operations	178,784	163,970	349,088	305,970

Interest expense	15,077	16,196	30,560	32,892
Other income/(expense)	(574)	7,243	(1,064)	7,954

Earnings before income taxes	163,133	155,017	317,464	281,032

Income taxes	48,320	48,706	94,342	85,742

Net earnings	$114,813	$106,311	$223,122	$195,290

Net earnings per share:
Basic	$1.18	$1.11	$2.29	$2.04
Diluted	1.15	1.08	2.24	1.99

Weighted average common shares outstanding:
Basic	97,460	95,911	97,249	95,644
Diluted	99,619	98,412	99,500	98,282

Dividends declared per common share	$0.1375	$0.1100	$0.2750	$0.2200

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net earnings	$114,813	$106,311	$223,122	$195,290

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(33,208)	(7,761)	(14,047)	29,452

Total other comprehensive income/(loss), net of tax	(33,208)	(7,761)	(14,047)	29,452

Comprehensive income	$81,605	$98,550	$209,075	$224,742

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2012	December 31, 2011
ASSETS:

Cash and cash equivalents	$518,898	$338,101
Accounts receivable, net	439,184	439,134
Inventories, net	209,626	204,758
Deferred taxes	40,335	38,004
Unbilled receivables	74,011	63,829
Other current assets	43,323	31,647
Total current assets	1,325,377	1,115,473

Property, plant and equipment, net	108,089	108,775
Goodwill	2,873,361	2,866,426
Other intangible assets, net	1,065,124	1,094,142
Deferred taxes	61,419	63,006
Other assets	68,811	71,595

Total assets	$5,502,181	$5,319,417

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$139,379	$141,943
Accrued liabilities	306,945	322,904
Income taxes payable	-	8,895
Deferred taxes	8,862	10,548
Current portion of long-term debt, net	57,424	69,906
Total current liabilities	512,610	554,196

Long-term debt, net of current portion	1,011,817	1,015,110
Deferred taxes	483,652	482,603
Other liabilities	80,091	72,412
Total liabilities	2,088,170	2,124,321

Commitments and contingencies

Common stock	996	987
Additional paid-in capital	1,153,620	1,117,093
Retained earnings	2,259,422	2,063,110
Accumulated other comprehensive earnings	19,753	33,800
Treasury stock	(19,780)	(19,894)
Total stockholders’ equity	3,414,011	3,195,096

Total liabilities and stockholders’ equity	$5,502,181	$5,319,417

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$223,122	$195,290
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	18,950	18,865
Amortization of intangible assets	52,289	50,266
Amortization of deferred financing costs	1,181	1,181
Non-cash stock compensation	19,704	15,808
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(2,321)	(26,735)
Unbilled receivables	(10,244)	3,988
Inventories	(5,452)	(25,312)
Accounts payable and accrued liabilities	(20,371)	17,446
Income taxes	(18,615)	2,175
Other, net	2,540	(10,455)
Cash provided by operating activities	260,783	242,517

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(36,872)	(204,612)
Capital expenditures	(20,532)	(19,390)
Proceeds from sale of assets	1,018	1,123
Other, net	(474)	(1,361)
Cash used in investing activities	(56,860)	(224,240)

Cash flows from financing activities:
Payments under revolving line of credit, net	-	(75,000)
Principal payments on convertible notes	(13,215)	(23,536)
Cash dividends to stockholders	(26,673)	(21,002)
Proceeds from stock option exercises	28,314	12,914
Stock award tax excess windfall benefit	11,070	3,729
Treasury stock sales	1,123	1,059
Redemption premium on convertible debt	(19,149)	-
Other	(1,107)	(107)
Cash used in financing activities	(19,637)	(101,943)

Effect of foreign currency exchange rate changes on cash	(3,489)	9,299

Net increase/(decrease) in cash and cash equivalents	180,797	(74,367)

Cash and cash equivalents, beginning of period	338,101	270,394

Cash and cash equivalents, end of period	$518,898	$196,027

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2011	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096

Net earnings	-	-	223,122	-	-	223,122
Stock option exercises	6	28,308	-	-	-	28,314
Treasury stock sold	-	1,009	-	-	114	1,123
Currency translation adjustments, net of $849 tax	-	-	-	(14,047)	-	(14,047)
Stock based compensation	-	19,228	-	-	-	19,228
Restricted stock activity	3	(5,902)	-	-	-	(5,899)
Stock option tax benefit, net of shortfalls	-	10,966	-	-	-	10,966
Conversion of senior subordinated convertible notes, net of $2,067 tax	-	(17,082)	-	-	-	(17,082)
Dividends declared	-	-	(26,810)	-	-	(26,810)

Balances at June 30, 2012	$996	$1,153,620	$2,259,422	$19,753	$(19,780)	$3,414,011

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2012

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries (“Roper” or the “Company”) for all periods presented.  The December 31, 2011 financial position data included herein was derived from the audited consolidated financial statements included in the 2011 Annual Report on Form 10-K (“Annual Report”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s consolidated financial statements and the notes thereto included in its 2011 Annual Report filed on February 24, 2012 with the Securities and Exchange Commission (“SEC”).

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic shares outstanding	97,460	95,911	97,249	95,644
Effect of potential common stock:
Common stock awards	1,129	1,282	1,172	1,293
Senior subordinated convertible notes	1,030	1,219	1,079	1,345
Diluted shares outstanding	99,619	98,412	99,500	98,282

For the three and six month periods ended June 30, 2012 there were 401,600 and 408,100 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 662,000 outstanding stock options that would have been antidilutive for the three and six month periods ended June 30, 2011.

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

The following table provides information regarding the Company’s stock based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock based compensation	$9,749	$7,704	$19,704	$15,808
Tax effect recognized in net income	3,412	2,696	6,896	5,535
Windfall tax benefit/(shortfall), net	3,551	836	10,966	3,627

Stock Options - In the six month period ended June 30, 2012, 412,100 options were granted with a weighted average fair value of $29.39 per option. During the same period in 2011, 652,000 options were granted with a weighted average fair value of $24.86 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Six months ended June 30,
	2012	2011
Fair value per share ($)	29.39	24.86
Risk-free interest rate (%)	0.82	2.07
Expected option life (years)	5.22	5.33
Expected volatility (%)	36.55	35.17
Expected dividend yield (%)	0.59	0.59

Cash received from option exercises for the six months ended June 30, 2012 and 2011 was $28.3 million and $12.9 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2012, 290,307 restricted stock awards were granted with a weighted average fair value per share of $94.05. During the same period in 2011, 310,580 awards were granted with a weighted average fair value per share of $74.76. All grants were issued at grant date fair value.

During the six months ended June 30, 2012, 205,405 restricted awards vested with a weighted average grant date fair value per share of $55.98, at a weighted average vest date fair value per share of $94.57.

Employee Stock Purchase Plan - During the six month periods ended June 30, 2012 and 2011, participants of the employee stock purchase plan purchased 12,329 and 13,356 shares, respectively, of Roper’s common stock for total consideration of $1.12 million and $1.06 million, respectively. All shares were purchased from Roper’s treasury shares.

5.	Inventories

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials and supplies	$129,874	$119,550
Work in process	30,934	31,085
Finished products	87,327	89,334
Inventory reserves	(38,509)	(35,211)
	$209,626	$204,758

6.	Goodwill

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2011	$419,053	$393,967	$768,228	$1,285,178	$2,866,426
Goodwill acquired	-	8,629	6,884	-	15,513
Other		41		143	184
Currency translation adjustments	(5,187)	(1,553)	(1,721)	(301)	(8,762)
Balances at June 30, 2012	$413,866	$401,084	$773,391	$1,285,020	$2,873,361

7.	Other Intangible Assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$1,022,134	$(302,156)	$719,978
Unpatented technology	193,915	(72,358)	121,557
Software	49,395	(35,833)	13,562
Patents and other protective rights	25,398	(17,699)	7,699
Trade secrets	1,500	(1,361)	139
Assets not subject to amortization:
Trade names	231,207	-	231,207
Balances at December 31, 2011	$1,523,549	$(429,407)	$1,094,142

Assets subject to amortization:
Customer related intangibles	$1,030,543	$(332,805)	$697,738
Unpatented technology	203,621	(86,591)	117,030
Software	49,396	(38,330)	11,066
Patents and other protective rights	27,654	(19,124)	8,530
Trade secrets	1,500	(1,431)	69
Assets not subject to amortization:
Trade names	230,691	-	230,691
Balances at June 30, 2012	$1,543,405	$(478,281)	$1,065,124

Amortization expense of other intangible assets was $50,336 and $48,376 during the six months ended June 30, 2012 and 2011, respectively.

8.	Debt

Roper’s 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six month period ended June 30, 2012, 29,760 notes were converted for $32.4 million in cash and 41,678 shares of common stock at a weighted average share price of $94.50.  No gain or loss was recorded upon these conversions.  In addition, a related $2.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

On June 30, 2012, the conversion of 6,700 notes was pending, with a settlement date of July 10, 2012.  The conversion resulted in the payment of $3.0 million in cash and the issuance of 53,328 shares of common stock at a weighted average share price of $97.86.

At June 30, 2012, the conversion price on the outstanding notes was $449.17.  If converted at June 30, 2012, the value would exceed the $55 million principal amount of the notes by approximately $88 million and could result in the issuance of 915,407 shares of Roper’s common stock.

9.	Fair Value of Financial Instruments

Roper’s long-term debt at June 30, 2012 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $599 million, and $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $529 million, based on the trading prices of the notes, which is a Level 1 measurement in the FASB fair value hierarchy.  Short-term debt included $55 million of fixed-rate convertible notes that were reported at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.   At June 30, 2012 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate (“LIBOR”).

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At June 30, 2012, the fair value of the swap was an asset balance of $9.26 million and was reported in other assets, with a corresponding increase of $9.06 million in the notes being hedged, which was reported as long-term debt.  The impact on earnings for the three and six month periods ended June 30, 2012 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

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

Roper’s financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2012 is presented below (in thousands):

Balance at December 31, 2011	$8,147
Additions charged to costs and expenses	4,876
Deductions	(4,372)
Other	(39)
Balance at June 30, 2012	$8,612

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Net sales:
Industrial Technology	$203,944	$183,455	11.2%	$399,080	$353,437	12.9%
Energy Systems & Controls	154,737	145,750	6.2	303,339	275,383	10.2
Medical & Scientific Imaging	150,921	151,078	(0.1)	313,732	296,365	5.9
RF Technology	215,270	219,588	(2.0)	419,787	419,995	(0.0)
Total	$724,872	$699,871	3.6%	$1,435,938	$1,345,180	6.7%
Gross profit:
Industrial Technology	$102,770	$92,068	11.6%	$201,433	$177,782	13.3%
Energy Systems & Controls	86,135	80,412	7.1	166,543	150,558	10.6
Medical & Scientific Imaging	96,212	95,006	1.3	202,398	186,260	8.7
RF Technology	112,491	109,577	2.7	218,427	212,559	2.8
Total	$397,608	$377,063	5.4%	$788,801	$727,159	8.5%
Operating profit*:
Industrial Technology	$62,076	$51,729	20.0%	$119,583	$97,918	22.1%
Energy Systems & Controls	40,202	37,704	6.6	75,859	66,748	13.6
Medical & Scientific Imaging	35,679	35,352	0.9	79,041	70,389	12.3
RF Technology	58,161	52,911	9.9	108,514	97,861	10.9
Total	$196,118	$177,696	10.4%	$382,997	$332,916	15.0%
Long-lived assets:
Industrial Technology	$43,096	$41,343	4.2%
Energy Systems & Controls	18,892	17,868	5.7
Medical & Scientific Imaging	44,314	48,261	(8.2)
RF Technology	28,639	31,047	(7.8)
Total	$134,941	$138,519	(2.6)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $17,334 and $13,726 for the three months ended June 30, 2012 and 2011, respectively, and $33,909 and $26,946 for the six months ended June 30, 2012 and 2011, respectively.

12.	Subsequent Events

On July 27, 2012, Roper entered into a $1.5 billion senior unsecured five-year revolving credit facility, maturing July 27, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The new facility replaced the Company’s previous senior unsecured five-year credit facility, dated July 7, 2008.

On July 28, 2012, Roper signed an agreement to acquire Sunquest Information Systems, Inc., a leading provider of diagnostic and laboratory software solutions to healthcare providers, in an all-cash transaction valued at $1.415 billion, including approximately $25 million in cash tax benefits.  Completion of the transaction is subject to Hart-Scott-Rodino regulatory approval and other customary closing conditions.

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

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses that offer high value-added, engineered products and solutions and are capable of achieving growth and maintaining high margins. Our acquisitions have represented both bolt-ons to existing businesses and new strategic platforms. We strive for high cash and earnings returns from our investments. During the six months ended June 30, 2012, we acquired the assets of Shanghai Hao Ying Measurement & Control Technology Co, Ltd. (“Hao Ying”) on January 5, 2012, the shares of Cambridge Viscosity, Inc. (“Cambridge”) on February 27, 2012 and the assets of Ascension Technology Corporation (“Ascension”) on May 31, 2012.  Hao Ying and Cambridge are reported in the Energy Systems & Controls segment.  Ascension is reported in the Medical and Scientific Imaging segment.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation and utilization, future warranty obligations, revenue recognition, including percentage-of-completion, income taxes and goodwill and indefinite-lived asset impairment analyses. These issues, except for income taxes (which are not allocated to our business segments), affect each of our business segments. These issues are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectability is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. Our allowance for doubtful accounts receivable, sales returns and sales credits was $10.9 million, or 2.4% of total gross accounts receivable at June 30, 2012, as compared to $10.6 million, or 2.4% of total gross accounts receivable at December 31, 2011. The allowance will fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write-off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At June 30, 2012, inventory reserves for excess and obsolete inventory were $38.5 million, or 15.5% of gross inventory cost, as compared to $35.2 million, or 14.7% of gross inventory cost, at December 31, 2011. The inventory reserve as a percent of gross inventory cost will fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At June 30, 2012, the accrual for future warranty obligations was $8.6 million or 0.3% of annualized second quarter sales and was consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the six month period ended June 30, 2012, we recognized $61.3 million of net sales using this method. In addition, $110.2 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at June 30, 2012. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. GAAP requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our second quarter effective income tax rate was 29.6% and was lower than the prior year rate of 31.4%. The decrease is due to the benefit of certain tax planning initiatives offset partially by the decrease in the Section 199 qualifying production activities deduction.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales
Industrial Technology	$203,944	$183,455	$399,080	$353,437
Energy Systems & Controls	154,737	145,750	303,339	275,383
Medical & Scientific Imaging	150,921	151,078	313,732	296,365
RF Technology	215,270	219,588	419,787	419,995
Total	$724,872	$699,871	$1,435,938	$1,345,180
Gross profit:
Industrial Technology	50.4%	50.2%	50.5%	50.3%
Energy Systems & Controls	55.7	55.2	54.9	54.7
Medical & Scientific Imaging	63.7	62.9	64.5	62.8
RF Technology	52.3	49.9	52.0	50.6
Total	54.9	53.9	54.9	54.1
Selling, general & administrative expenses:
Industrial Technology	20.0%	22.0%	20.5%	22.6%
Energy Systems & Controls	29.7	29.3	29.9	30.4
Medical & Scientific Imaging	40.1	39.5	39.3	39.1
RF Technology	25.2	25.8	26.2	27.3
Total	27.8	28.5	28.3	29.3
Segment operating profit:
Industrial Technology	30.4%	28.2%	30.0%	27.7%
Energy Systems & Controls	26.0	25.9	25.0	24.2
Medical & Scientific Imaging	23.6	23.4	25.2	23.8
RF Technology	27.0	24.1	25.8	23.3
Total	27.1	25.4	26.7	24.7
Corporate administrative expenses	(2.4)	(2.0)	(2.4)	(2.0)
	24.7	23.4	24.3	22.7
Interest expense	(2.1)	(2.3)	(2.1)	(2.4)
Other income/(expense)	(0.1)	1.0	(0.1)	0.6
Earnings before income taxes	22.5	22.2	22.1	20.9
Income taxes	(6.7)	(7.0)	(6.6)	(6.4)
Net earnings	15.8%	15.2%	15.5%	14.5%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net sales for the quarter ended June 30, 2012 were $724.9 million as compared to $699.9 million in the prior year quarter, an increase of 4%. The increase was the result of organic growth of 3% and a 2% increase in sales from acquisitions, partially offset by a negative 1.5% foreign exchange impact.

In our Industrial Technology segment, net sales were up 11% to $203.9 million in the second quarter of 2012 as compared to $183.5 million in the second quarter of 2011.  Organic growth accounted for 13% of the increase in sales, with an offsetting negative 2% from foreign exchange.  The increase in organic sales was due primarily to growth in our materials testing and fluid handling businesses.  Gross margins increased to 50.4% in the second quarter of 2012 as compared to 50.2% in the second quarter of 2011. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 20.0% in the current year quarter from 22.0% in the prior year quarter due to operating leverage on higher sales volume. The resulting operating profit margins were 30.4% in the second quarter of 2012 as compared to 28.2% in the second quarter of 2011.

Net sales in our Energy Systems & Controls segment increased by 6% to $154.7 million during the second quarter of 2012 compared to $145.8 million in the second quarter of 2011. Organic sales increased by 5% while acquisitions added $5.2 million, or 3.5%, offset partially by a negative 2% foreign exchange impact.  The increase in organic sales was due to increased demand in industrial process end markets and growth in our diesel engine safety systems.  Gross margins increased to 55.7% in the second quarter of 2012 compared to 55.2% in the second quarter of 2011 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 29.7% in the second quarter of 2012, compared to 29.3% in the prior year quarter due to product mix. As a result, operating margins were 26.0% in the second quarter of 2012 as compared to 25.9% in the second quarter of 2011.

In our Medical & Scientific Imaging segment, net sales remained relatively unchanged at $151.0 million in the second quarter of 2012 as compared to $151.1 million in the second quarter of 2011.  The change was comprised of negative organic growth of 4%, a 5% increase from acquisitions, and negative 1% from foreign exchange.  We experienced continued growth in our medical businesses, which was more than offset by weakness in camera sales into research markets.  Gross margins increased to 63.7% in the second quarter of 2012 from 62.9% in the second quarter of 2011 due primarily to product mix. SG&A as a percentage of net sales increased to 40.1% in the second quarter of 2012 as compared to 39.5% in the second quarter of 2011 due to negative operating leverage. As a result, operating margins were 23.6% in the second quarter of 2012 as compared to 23.4% in the second quarter of 2011.

In our RF Technology segment, net sales were $215.3 million in the second quarter of 2012 as compared to $219.6 million in the second quarter of 2011, representing a decrease of 2%. The decrease in sales was due primarily to a large installation project in water and gas network monitoring during the second quarter of 2011 that has since been completed. Gross margins increased to 52.3% in the second quarter of 2012, as compared to 49.9% in the prior year quarter due to product mix. SG&A as a percentage of sales in the second quarter of 2012 was 25.2% as compared to 25.8% in the prior year due to product mix. As a result, operating profit margins were 27.0% in the second quarter of 2012 as compared to 24.1% in the second quarter of 2011.

Corporate expenses were $17.3 million, or 2.4% of sales, in the second quarter of 2012 as compared to $13.7 million, or 2.0% of sales, in the second quarter of 2011. The increase was due to higher equity compensation (as a result of higher stock prices) and other compensation related costs.

Interest expense was $15.1 million in the second quarter of 2012 as compared to $16.2 million in the second quarter of 2011, due to lower average debt balances.

Other expense was $0.6 million in the second quarter of 2012, due primarily to foreign exchange losses at our non-U.S. based companies, as compared to other income in the second quarter of 2011 of $7.2 million, due primarily to a $6.9 million foreign currency remeasurement gain on an intercompany note.

Our second quarter effective income tax rate was 29.6% as compared to the prior year rate of 31.4%. The decrease is due to the benefit of certain tax planning initiatives offset partially by the decrease in the Section 199 qualifying production activities deduction.

At June 30, 2012, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at March 31, 2012. The currency changes resulted in a pretax decrease of $35 million in the foreign exchange component of comprehensive earnings for the current year quarter, $21 million of which was related to goodwill.  Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.  During the quarter ended June 30, 2012 the functional currencies of most of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended June 30, 2011.  The difference between the operating profits for these companies for the second quarter of 2012 compared to the prior year quarter, translated into U.S. dollars, was approximately 1%.

Net orders were $763.5 million for the quarter, 8% higher than the second quarter 2011 net order intake of $707.7 million, due primarily to increased orders in our fluid handling and tolling and traffic management businesses.  Acquisitions contributed 3% to the current quarter orders. Overall, our order backlog at June 30, 2012 was up 1% as compared to June 30, 2011.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2012	2011	2012	2011
Industrial Technology	$202,120	$189,322	$147,917	$154,044
Energy Systems & Controls	157,775	151,134	128,018	116,325
Medical & Scientific Imaging	148,386	150,047	120,329	122,084
RF Technology	255,195	217,182	486,051	479,743
	$763,476	$707,685	$882,315	$872,196

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net sales for the six months ended June 30, 2012 were $1.4 billion as compared to $1.3 billion in the prior year six month period, representing an increase of 7%. The increase is comprised of a 6% increase in organic sales, an increase of 2% from acquisitions, and a negative 1% impact from foreign currency.

In our Industrial Technology segment, net sales increased by 13% to $399.1 million in the first six months of 2012 as compared to $353.4 million in the first six months of 2011.  The increase was due primarily to growth in our materials testing and fluid handling businesses.  Gross margins were relatively unchanged at 50.5% for the first six months of 2012 as compared to 50.3% in the first six months of 2011.  SG&A expenses as a percentage of net sales were 20.5%, as compared to 22.6% in the prior year six month period, due to operating leverage on higher sales volume.  The resulting operating profit margins were 30.0% in the first six months of 2012 as compared to 27.7% in the first six months of 2011.

Net sales in our Energy Systems & Controls segment increased by 10% to $303.3 million during the first six months of 2012 compared to $275.4 million in the first six months of 2011, due to increased demand in industrial process end markets and growth in our diesel engine safety systems. Gross margins were relatively unchanged at 54.9% in the first six months of 2012, compared to 54.7% in the first six months of 2011.  SG&A expenses as a percentage of net sales were 29.9% as compared to 30.4% in the prior year six month period due to operating leverage from higher sales volume. Operating margins were 25.0% in the first six months of 2012 as compared to 24.2% in first six months of 2011.

In our Medical & Scientific Imaging segment net sales increased 6% to $313.7 million in the first six months of 2012 as compared to $296.4 million in the first six months of 2011.  The change was comprised of a 7% increase from acquisitions and negative 1% from foreign exchange.  We experienced continued growth in our medical businesses which was offset by weakness in our camera businesses.  Gross margins increased to 64.5% in the first six months of 2012 from 62.8% in the first six months of 2011, due primarily to product mix. SG&A as a percentage of net sales was relatively unchanged at 39.3% in the six month period ended June 30, 2012 as compared to 39.1% in the prior year period.  Operating margins were 25.2% in the first six months of 2012 as compared to 23.8% in the first six months of 2011.

In our RF Technology segment, net sales were $419.8 million in the first six months of 2012 compared to $420.0 million in the first six months of 2011. The decrease was due to a negative foreign exchange impact of 0.4%, offset partially by organic growth of 0.3%. Gross margins were 52.0% as compared to 50.6% in the prior year six month period due to a more favorable mix in tolling and traffic management products and services.  SG&A as a percentage of sales in the first six months of 2012 was 26.2%, a decrease from 27.3% in the prior year due to product mix.  Operating profit margins were 25.8% in 2012 as compared to 23.3% in 2011.

Corporate expenses increased by $7.0 million to $33.9 million, or 2.4% of sales, in the first half of 2012 as compared to $26.9 million, or 2.0% of sales, in the first half of 2011.  The increase was due to higher equity compensation (as a result of higher stock prices) and other compensation related costs.

Interest expense of $30.6 million for the first half of 2012 was $2.3 million lower as compared to $32.9 million in the first half of 2011, due to lower average debt balances.

Other expense was $1.1 million in the first half of 2012, due primarily to foreign exchange losses at our non-U.S. based companies, as compared to other income in the first half of 2011 of $8.0 million, due primarily to a $6.9 million foreign currency remeasurement gain on an intercompany note.

Income taxes were 29.7% of pretax earnings in the first six months of 2012, as compared to 30.5% in the first six months of 2011. The decrease is due to the benefit of certain tax planning initiatives offset partially by the decrease in the Section 199 qualifying production activities deduction.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six month periods ended June 30, 2012 and 2011 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash provided by/(used in):
Operating activities	$119.3	$155.9	$260.8	$242.5
Investing activities	(28.1)	(215.2)	(56.9)	(224.2)
Financing activities	(17.4)	(5.9)	(19.6)	(101.9)

Operating activities - Net cash provided by operating activities in the second quarter of 2012 was $36.6 million lower than the second quarter of 2011, due primarily to the timing of income tax payments.   In the six month period ending June 30, 2012, operating cash flow increased by $18.3 million, or 7.5% over the prior year six month period, due primarily to higher net income.

Investing activities - Cash used in investing activities during the second quarters of 2012 and 2011 was primarily business acquisitions and capital expenditures.  Cash used in investing activities in the six months ended June 30, 2012 and 2011 was for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities in the second quarter of 2012 was primarily for principal debt payments, dividends and cash redemption premiums on convertible debt, offset partially by stock option proceeds.  Cash used in financing activities in the second quarter of 2011 was for principal debt payments and dividends, offset partially by revolver borrowings and stock option proceeds.  Cash used in financing activities in the six month period ended June 30, 2012 was primarily for principal debt payments, dividends and cash redemption premiums on convertible debt. Cash used in financing activities in the six month period ended 2011 was primarily for principal debt payments and dividends.

Total debt at June 30, 2012 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$509,061
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	55,138
Other	5,042
Total debt	1,069,241
Less current portion	57,424
Long-term debt	$1,011,817

* Shown including fair value swap adjustment of $9,061.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2012, there were no outstanding borrowings under the facility and we had $5.0 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $43 million of outstanding letters of credit.

On July 27, 2012, we entered into a new $1.5 billion senior unsecured revolving credit facility which replaced our existing $750 million senior unsecured revolving credit facility. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the new facility.

The cash and short-term investments at our foreign subsidiaries at June 30, 2012 totaled $194 million.  Repatriation of these funds for use in domestic operations would expose us to a potential additional tax impact.  We consider this cash to be permanently reinvested and have no plans to repatriate these funds.  We expect that our available borrowing capacity combined with cash flows expected from existing business will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2012.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $351.3 million at June 30, 2012 compared to $293.1 million at December 31, 2011 reflecting increases in working capital due primarily to the timing of payments related to accrued compensation as well as a decrease in accrued income taxes. Total debt decreased to $1.07 billion at June 30, 2012 compared to $1.09 billion at December 31, 2011 due to the use of operating cash flows to reduce outstanding debt.  Our leverage is shown in the following table:

	June 30, 2012	December 31, 2011
Total debt	$1,069,241	$1,085,016
Cash	(518,898)	(338,101)
Net debt	550,343	746,915
Stockholders’ equity	3,414,011	3,195,096
Total net capital	$3,964,354	$3,942,011

Net debt / Total net capital	13.9%	18.9%

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $20.5 million and $19.4 million were incurred during the six months ended June 30, 2012 and 2011, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

We manage interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  At June 30, 2012, an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus 3 month LIBOR.

At June 30, 2012, we had $555 million of fixed-rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At June 30, 2012, the prevailing market rates for long-term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 4.3% to 2.7% lower, respectively, than the fixed rates on our senior notes.  At June 30, 2012, outstanding variable-rate borrowings consisted of the $500 million in interest rate swaps. An increase in interest rates of 1% would increase our annualized pretax interest costs by approximately $5.0 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 25% of our total sales in the second quarter of 2012 and 58% of these sales were by companies with European functional currencies. The U.S. dollar strengthened against most European currencies and the Canadian dollar during the second quarter of 2012 versus the second quarter of 2011.  If these currency exchange rates had been 10% different throughout the second quarter of 2012 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $3.0 million.

The U.S. dollar was stronger against most European currencies and the Canadian dollar at June 30, 2012 versus December 31, 2011. The changes in these currency exchange rates resulted in a pretax decrease in net assets of $15 million that was reported as a component of comprehensive earnings, $9 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Part II.              OTHER INFORMATION

Item 1.               Legal Proceedings

Information pertaining to legal proceedings can be found in Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, and is incorporated by reference herein.

Item 1A.             Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December31, 2011 as filed on February 24, 2012 with the SEC. See also, “Information about Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 8, 2012
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	August 8, 2012
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 8, 2012
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                           Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.