Form 10-Q
period 2012-10-31
ROPER INDUSTRIES INC
filed 2012-11-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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
(941) 556-2601 (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's common stock as of October 26, 2012 was 98,351,581.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$747,641	$712,705	$2,183,579	$2,057,885
Cost of sales	331,086	330,149	978,223	948,170
Gross profit	416,555	382,556	1,205,356	1,109,715

Selling, general and administrative expenses	233,298	215,341	673,011	636,530
Income from operations	183,257	167,215	532,345	473,185

Interest expense	16,456	15,373	47,016	48,265
Loss on extinguishment of debt	1,043	-	1,043	-
Other expense/(income), net	1,380	(690)	2,444	(8,644)

Earnings before income taxes	164,378	152,532	481,842	433,564

Income taxes	47,670	42,251	142,012	127,993

Net earnings	$116,708	$110,281	$339,830	$305,571

Net earnings per share:
Basic	$1.19	$1.15	$3.49	$3.19
Diluted	1.17	1.12	3.41	3.11

Weighted average common shares outstanding:
Basic	97,876	96,083	97,460	95,792
Diluted	99,757	98,308	99,543	98,285

Dividends declared per common share	$0.1375	$0.1100	$0.4125	$0.3300

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net earnings	$116,708	$110,281	$339,830	$305,571

Other comprehensive income, net of tax:
Foreign currency translation adjustments	36,395	(27,746)	22,348	1,703

Total other comprehensive income/(loss), net of tax	36,395	(27,746)	22,348	1,703

Comprehensive income	$153,103	$82,535	$362,178	$307,274

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2012	December 31, 2011
ASSETS:

Cash and cash equivalents	$355,109	$338,101
Accounts receivable, net	490,260	439,134
Inventories, net	210,426	204,758
Deferred taxes	40,776	38,004
Unbilled receivables	69,785	63,829
Other current assets	51,308	31,647
Total current assets	1,217,664	1,115,473

Property, plant and equipment, net	110,348	108,775
Goodwill	3,868,256	2,866,426
Other intangible assets, net	1,712,686	1,094,142
Deferred taxes	78,203	63,006
Other assets	62,481	71,595

Total assets	$7,049,638	$5,319,417

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$151,159	$141,943
Accrued liabilities	405,606	322,904
Income taxes payable	-	8,895
Deferred taxes	3,508	10,548
Current portion of long-term debt, net	551,803	69,906
Total current liabilities	1,112,076	554,196

Long-term debt, net of current portion	1,552,976	1,015,110
Deferred taxes	708,412	482,603
Other liabilities	89,556	72,412
Total liabilities	3,463,020	2,124,321

Commitments and contingencies

Common stock	1,003	987
Additional paid-in capital	1,186,591	1,117,093
Retained earnings	2,362,606	2,063,110
Accumulated other comprehensive earnings	56,148	33,800
Treasury stock	(19,730)	(19,894)
Total stockholders' equity	3,586,618	3,195,096

Total liabilities and stockholders' equity	$7,049,638	$5,319,417

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$339,830	$305,571
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	28,402	27,669
Amortization of intangible assets	82,398	77,056
Amortization of deferred financing costs	1,750	1,772
Non-cash stock compensation	30,143	23,466
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	6,685	(19,521)
Unbilled receivables	(2,698)	2,990
Inventories	(2,985)	(28,422)
Accounts payable and accrued liabilities	(8,617)	16,716
Income taxes	(14,258)	5,888
Other, net	5,564	(4,111)
Cash provided by operating activities	466,214	409,074

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,445,549)	(227,197)
Capital expenditures	(29,236)	(29,143)
Proceeds from sale of assets	1,196	1,553
Other, net	(542)	(1,685)
Cash used in investing activities	(1,474,131)	(256,472)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	1,050,000	(145,000)
Principal payments on convertible notes	(26,826)	(25,057)
Debt issuance costs	(4,551)	-
Cash dividends to stockholders	(40,102)	(31,529)
Proceeds from stock option exercises	40,105	14,479
Stock award tax excess windfall benefit	19,873	4,101
Treasury stock sales	1,623	1,589
Redemption premium on convertible debt	(19,149)	-
Other	(979)	(537)
Cash provided by/(used in) financing activities	1,019,994	(181,954)

Effect of foreign currency exchange rate changes on cash	4,931	5,412

Net increase/(decrease) in cash and cash equivalents	17,008	(23,940)

Cash and cash equivalents, beginning of period	338,101	270,394

Cash and cash equivalents, end of period	$355,109	$246,454

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2011	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096

Net earnings	-	-	339,830	-	-	339,830
Stock option exercises	10	40,095	-	-	-	40,105
Treasury stock sold	-	1,459	-	-	164	1,623
Currency translation adjustments, net of $3,050 tax	-	-	-	22,348	-	22,348
Stock based compensation	-	29,344	-	-	-	29,344
Restricted stock activity	4	(5,909)	-	-	-	(5,905)
Stock option tax benefit, net of shortfalls	-	19,975	-	-	-	19,975
Conversion of senior subordinated convertible notes, net of $3,680 tax	2	(15,466)	-	-	-	(15,464)
Dividends declared	-	-	(40,334)	-	-	(40,334)

Balances at September 30, 2012	$1,003	$1,186,591	$2,362,606	$56,148	$(19,730)	$3,586,618

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2012

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented.  The December 31, 2011 financial position data included herein was derived from the audited consolidated financial statements included in the 2011 Annual Report on Form 10-K ("Annual Report") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its 2011 Annual Report filed on February 24, 2012 with the Securities and Exchange Commission ("SEC").

2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to accounting rules related to the testing of indefinite-lived intangibles.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test prescribed under current accounting rules.  The guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company does not expect these rules to have a material effect on its results of operations, financial position or cash flows.

In May 2011, the FASB issued an amendment to accounting and disclosures related to fair value measurement. This amendment results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Roper adopted this guidance on January 1, 2012.  The guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In June 2011, the FASB issued an amendment to the disclosure of comprehensive income. This amendment requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Roper adopted this guidance on January 1, 2012.  The guidance did not have an impact on the Company's results of operations, financial position or cash flows as it is disclosure only in nature.

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules.  Otherwise, the two-step goodwill impairment test is not required.  Roper adopted this guidance on January 1, 2012.  The Company does not expect these rules to have a material effect on its results of operations, financial position or cash flows.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on Roper's senior subordinated convertible notes based upon the trading price of Roper's common stock. The effects of potential common stock were determined using the treasury stock method.  Weighted average shares outstanding are as shown below (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic shares outstanding	97,876	96,083	97,460	95,792
Effect of potential common stock:
Common stock awards	1,017	1,157	1,077	1,242
Senior subordinated convertible notes	864	1,068	1,006	1,251
Diluted shares outstanding	99,757	98,308	99,543	98,285

For the three and nine month periods ended September 30, 2012 there were 540,266 and 589,666 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 773,500 and 763,500 outstanding stock options, respectively, that would have been antidilutive for the three and nine month periods ended September 30, 2011.

4.	Business Acquisitions

On August 22, 2012, Roper acquired 100% of the shares of Sunquest Information Systems, Inc. ("Sunquest"), a leading provider of diagnostic and laboratory software solutions to healthcare providers, in a $1.416 billion all-cash transaction. The Company acquired Sunquest in order to complement and expand its medical platform.  Sunquest is reported in the Medical & Scientific Imaging segment.

The Company expensed transaction costs of $6.4 million related to the acquisition as corporate general and administrative expenses, as incurred.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The allocation of the purchase price is considered preliminary pending final intangible asset valuations and tax adjustments.

Current assets	$ 96,883
Identifiable intangibles	669,000
Goodwill	991,162
Other assets	2,694
Total assets acquired	1,759,739
Deferred revenue	(83,065)
Other current liabilities	(18,762)
Long-term deferred tax liability	(241,932)
Net assets acquired	$ 1,415,980

The majority of the goodwill is not expected to be deductible for tax purposes.  Of the $669 million of acquired intangible assets acquired, $98 million was assigned to trade names that are not subject to amortization. The remaining $571 million of acquired intangible assets have a weighted-average useful life of approximately 18 years. The intangible assets that make up that amount include customer relationships of $460 million (20 year weighted-average useful life) and software of $111 million (12 year weighted-average useful life).

Roper's results for the quarter ended September 30, 2012 included results from Sunquest between August 22, 2012 and September 30, 2012.  In that period, Sunquest contributed $21.0 million in revenue and $0.2 million of earnings (inclusive of deal-related costs) to Roper's results.  The following unaudited pro forma summary presents consolidated information as if the acquisition of Sunquest had occurred on January 1, 2011 (amounts in thousands, except per share data):

	Pro forma
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$780,278	$752,172	$2,320,497	$2,177,821
Net income	128,226	118,862	380,046	320,991
Earnings per share, basic	1.31	1.24	3.90	3.35
Earnings per share, diluted	1.29	1.21	3.82	3.27

Pro forma earnings for the nine months ended September 30, 2012 and 2011 were adjusted by $50.6 million and $7.1 million, respectively, for non-recurring acquisition and other costs. Pro forma earnings for the three months ended September 30, 2012 and 2011 were adjusted by $41.3 million and $3.0 million, respectively, for non-recurring acquisition and other costs. Adjustments were also made to pro forma earnings for the three months and nine months ended September 30, 2012 and 2011 for recurring changes in amortization, interest expense and taxes related to the acquisition.

During the nine months ended September 30, 2012, Roper also acquired the assets of Shanghai Hao Ying Measurement & Control Technology Co, Ltd. ("Hao Ying") on January 5, 2012, the shares of Cambridge Viscosity, Inc. ("Cambridge") on February 27, 2012 and the assets of Ascension Technology Corporation ("Ascension") on May 31, 2012.  Hao Ying and Cambridge are reported in the Energy Systems & Controls segment.  Ascension is reported in the Medical & Scientific Imaging segment.  These acquisitions were immaterial.

5.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan is a stock based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.

Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company's stock based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock based compensation	$10,439	$7,660	$30,143	$23,466
Tax effect recognized in net income	3,654	2,681	10,550	8,216
Windfall tax benefit, net	9,009	372	19,975	3,999

Stock Options - In the nine month period ended September 30, 2012, 531,100 options were granted with a weighted average fair value of $30.19 per option. During the same period in 2011, 753,500 options were granted with a weighted average fair value per share of $24.45. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Nine months ended September 30,
	2012	2011
Fair value per share ($)	30.19	24.45
Risk-free interest rate (%)	0.77	1.91
Expected option life (years)	5.24	5.34
Expected volatility (%)	36.51	35.26
Expected dividend yield (%)	0.58	0.60

Cash received from option exercises for the nine months ended September 30, 2012 and 2011 was $40.1 million and $14.5 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2012, 358,807 restricted stock awards were granted with a weighted average fair value per share of $95.10. During the same period in 2011, 339,330 awards were granted with a weighted average fair value per share of $74.27. All grants were issued at grant date fair value.

During the nine months ended September 30, 2012, 205,405 restricted awards vested with a weighted average grant date fair value per share of $55.98, at a weighted average vest date fair value per share of $94.57.

Employee Stock Purchase Plan - During the nine month periods ended September 30, 2012 and 2011, participants of the employee stock purchase plan purchased 17,410 and 20,628 shares, respectively, of Roper's common stock for total consideration of $1.6 million and $1.6 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials and supplies	$128,791	$119,550
Work in process	34,576	31,085
Finished products	87,211	89,334
Inventory reserves	(40,152)	(35,211)
	$210,426	$204,758

7.	Goodwill

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2011	$419,053	$393,967	$768,228	$1,285,178	$2,866,426
Additions	-	8,670	998,028	-	1,006,698
Other	-	-	-	(17,930)	(17,930)
Currency translation adjustments	265	1,027	7,706	4,064	13,062
Balances at September 30, 2012	$419,318	$403,664	$1,773,962	$1,271,312	$3,868,256

Other relates to an immaterial correction of tax adjustments for iTradeNetwork, Inc., acquired in 2010.  This adjustment only impacts goodwill and had no impact on debt covenants.

8.	Other Intangible Assets, net

	Cost	Accumulated amortization	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$1,022,134	$(302,156)	$719,978
Unpatented technology	193,915	(72,358)	121,557
Software	49,395	(35,833)	13,562
Patents and other protective rights	25,398	(17,699)	7,699
Trade secrets	1,500	(1,361)	139
Assets not subject to amortization:
Trade names	231,207	-	231,207
Balances at December 31, 2011	$1,523,549	$(429,407)	$1,094,142

Assets subject to amortization:
Customer related intangibles	$1,502,947	$(358,525)	$1,144,422
Unpatented technology	199,112	(89,504)	109,608
Software	160,542	(40,500)	120,042
Patents and other protective rights	27,679	(19,661)	8,018
Trade secrets	1,500	(1,465)	35
Assets not subject to amortization:
Trade names	330,561	-	330,561
Balances at September 30, 2012	$2,222,341	$(509,655)	$1,712,686

Amortization expense of other intangible assets was $79,335 and $73,466 during the nine months ended September 30, 2012 and 2011, respectively.

9.	Debt

On July 27, 2012, the Company entered into a new $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced its existing unsecured credit facility, composed of a $750 million revolving credit facility, dated as of July 7, 2008 (the "2008 Facility"). The 2012 Facility is composed of a five year $1.5 billion revolving credit facility. The Company recorded a $1.0 million non-cash debt extinguishment charge in the third quarter of 2012 related to the early termination of the 2008 Facility. This charge reflects the unamortized fees associated with the 2008 Facility and was reported as other expense.  The Company may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.

The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement.  At September 30, 2012, there were $1.05 billion of outstanding borrowings under the 2012 Facility, with an interest rate of 1.29%.

The facility contains various affirmative and negative covenants which, among other things, limit Roper's ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on its common stock) and capital expenditures, or change its line of business. Roper is also subject to financial covenants which require the Company to limit its consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine month period ended September 30, 2012, 59,978 notes were converted for $46.0 million in cash and 284,967 shares of common stock at a weighted average share price of $99.61.  No gain or loss was recorded upon these conversions.  In addition, a related $3.7 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At September 30, 2012, conversions of 4,938 notes were pending with settlement dates of October 9 and October 11, 2012.  The conversions resulted in the payment of $2.2 million in cash and the issuance of 41,541 shares of common stock at a weighted average share price of $109.60.

At September 30, 2012, the conversion price on the outstanding notes was $453.39.  If converted at September 30, 2012, the value would exceed the $40 million principal amount of the outstanding notes by $81 million and could result in the issuance of 738,612 shares of Roper's common stock.

10.	Fair Value of Financial Instruments

Roper's long-term debt at September 30, 2012 included $500 million of fixed-rate senior notes due 2019, with a fair value of approximately $610 million.  Short-term debt included $500 million of fixed-rate senior notes due 2013, with a fair value of approximately $526 million, based on the trading prices of the notes, which is a Level 2 measurement in the FASB fair value hierarchy, and $42 million of fixed-rate convertible notes that were reported at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.   At September 30, 2012 an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate ("LIBOR").

The swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At September 30, 2012, the fair value of the swap was an asset balance of $8.0 million and was reported in other current assets, with a corresponding increase of $7.7 million in the notes being hedged, which was reported as current portion of long-term debt.  The impact on earnings for the three and nine month periods ended September 30, 2012 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

11.	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including product liability and employment practices. The Company is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing the Company's contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper's consolidated financial position, results of operations or cash flows.

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2012 is presented below (in thousands):

Balance at December 31, 2011	$8,147
Additions charged to costs and expenses	9,216
Deductions	(7,806)
Other	54
Balance at September 30, 2012	$9,611

12.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Net sales:
Industrial Technology	$199,008	$185,258	7.4%	$598,088	$538,695	11.0%
Energy Systems & Controls	158,169	150,385	5.2	461,508	425,768	8.4
Medical & Scientific Imaging	172,475	156,470	10.2	486,207	452,835	7.4
RF Technology	217,989	220,592	(1.2)	637,776	640,587	(0.4)
Total	$747,641	$712,705	4.9%	$2,183,579	$2,057,885	6.1%
Gross profit:
Industrial Technology	$102,569	$91,238	12.4%	$304,002	$269,020	13.0%
Energy Systems & Controls	87,782	81,832	7.3	254,325	232,390	9.4
Medical & Scientific Imaging	112,013	99,035	13.1	314,411	285,295	10.2
RF Technology	114,191	110,451	3.4	332,618	323,010	3.0
Total	$416,555	$382,556	8.9%	$1,205,356	$1,109,715	8.6%
Operating profit*:
Industrial Technology	$60,628	$52,238	16.1%	$180,211	$150,156	20.0%
Energy Systems & Controls	42,890	38,675	10.9	118,749	105,423	12.6
Medical & Scientific Imaging	46,190	38,610	19.6	125,231	108,999	14.9
RF Technology	58,002	52,552	10.4	166,516	150,413	10.7
Total	$207,710	$182,075	14.1%	$590,707	$514,991	14.7%
Long-lived assets:
Industrial Technology	$42,970	$41,070	4.6%
Energy Systems & Controls	19,016	17,784	6.9
Medical & Scientific Imaging	44,784	46,940	(4.6)
RF Technology	29,230	29,879	(2.2)
Total	$136,000	$135,673	0.2%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $24,453 and $14,860 for the three months ended September 30, 2012 and 2011, respectively, and $58,362 and $41,806 for the nine months ended September 30, 2012 and 2011, respectively.

ITEM 2.                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on February 24, 2012 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are "forward-looking statements."  The words "estimate," "plan," "project," "intend," "expect," "believe," "anticipate," and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to the following:

•	general economic conditions;
•	difficulty making acquisitions and successfully integrating acquired businesses;
•	any unforeseen liabilities associated with future acquisitions;
•	limitations on our business imposed by our indebtedness;
•	unfavorable changes in foreign exchange rates;
•	difficulties associated with exports;
•	risks and costs associated with our international sales and operations;
•	increased directors' and officers' liability and other insurance costs;
•	risk of rising interest rates;
•	product liability and insurance risks;
•	increased warranty exposure;
•	future competition;
•	the cyclical nature of some of our markets;
•	reduction of business with large customers;
•	risks associated with government contracts;
•	changes in the supply of, or price for, raw materials, parts and components;
•	environmental compliance costs and liabilities;
•	risks and costs associated with asbestos-related litigation;
•	potential write-offs of our substantial intangible assets;
•	our ability to successfully develop new products;
•	failure to protect our intellectual property;
•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
•	the factors discussed in other reports filed with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of these statements in light of new information or future events.

Overview

Roper Industries, Inc. ("Roper," "we" or "us") is a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency ("RF") products and services. We market these products and services to selected segments of a broad range of markets, including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

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

Accounts receivable collectability is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases, credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that current and near-term forecast economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credit histories are analyzed to determine likely future rates for such credits. Our allowance for doubtful accounts receivable, sales returns and sales credits was $14.4 million, or 2.9% of total gross accounts receivable at September 30, 2012, as compared to $10.6 million, or 2.4% of total gross accounts receivable at December 31, 2011. The allowance will fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business as well as the write-off of uncollectible receivables.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. Business trends can change rapidly and these events can affect the evaluation of inventory balances. At September 30, 2012, inventory reserves for excess and obsolete inventory were $40.2 million, or 16.0% of gross inventory cost, as compared to $35.2 million, or 14.7% of gross inventory cost, at December 31, 2011. The inventory reserve as a percent of gross inventory cost will fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. At September 30, 2012, the accrual for future warranty obligations was $9.6 million or 0.3% of annualized third quarter sales and was consistent with prior quarters.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on a comparison of total costs incurred to date to total estimated costs for a project. During the nine month period ended September 30, 2012, we recognized $89.8 million of net sales using this method. In addition, $106.7 million of net sales related to unfinished percentage-of-completion contracts had yet to be recognized at September 30, 2012. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. GAAP requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. Our third quarter effective income tax rate was 29.0% and was higher than the prior year rate of 27.7%. The increase is due to a decrease in research and development ("R&D") deductions.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales
Industrial Technology	$199,008	$185,258	$598,088	$538,695
Energy Systems & Controls	158,169	150,385	461,508	425,768
Medical & Scientific Imaging	172,475	156,470	486,207	452,835
RF Technology	217,989	220,592	637,776	640,587
Total	$747,641	$712,705	$2,183,579	$2,057,885
Gross profit:
Industrial Technology	51.5%	49.2%	50.8%	49.9%
Energy Systems & Controls	55.5	54.4	55.1	54.6
Medical & Scientific Imaging	64.9	63.3	64.7	63.0
RF Technology	52.4	50.1	52.2	50.4
Total	55.7	53.7	55.2	53.9
Selling, general & administrative expenses:
Industrial Technology	21.1%	21.1%	20.7%	22.1%
Energy Systems & Controls	28.4	28.7	29.4	29.8
Medical & Scientific Imaging	38.2	38.6	38.9	38.9
RF Technology	25.8	26.2	26.0	26.9
Total	27.9	28.1	28.1	28.9
Segment operating profit:
Industrial Technology	30.5%	28.2%	30.1%	27.9%
Energy Systems & Controls	27.1	25.7	25.7	24.8
Medical & Scientific Imaging	26.8	24.7	25.8	24.1
RF Technology	26.6	23.8	26.1	23.5
Total	27.8	25.5	27.1	25.0
Corporate administrative expenses	(3.3)	(2.1)	(2.7)	(2.0)
	24.5	23.5	24.4	23.0
Interest expense	(2.2)	(2.2)	(2.2)	(2.3)
Other income/(expense)	(0.3)	0.1	(0.2)	0.4
Earnings before income taxes	22.0	21.4	22.1	21.1
Income taxes	(6.4)	(5.9)	(6.5)	(6.2)
Net earnings	15.6%	15.5%	15.6%	14.8%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net sales for the quarter ended September 30, 2012 were $747.6 million as compared to $712.7 million in the prior year quarter, an increase of 5%. The increase was the result of organic growth of 2% and a 4% increase in sales from acquisitions, partially offset by a negative 1% foreign exchange impact.

In our Industrial Technology segment, net sales were up 7% to $199.0 million in the third quarter of 2012 as compared to $185.3 million in the third quarter of 2011.  Organic growth accounted for 10% of the increase in sales and was partially offset by a 3% decrease from foreign exchange.  The increase in organic sales was due to increased sales in our materials testing and fluid handling businesses.  Gross margins increased to 51.5% in the third quarter of 2012 as compared to 49.2% in the third quarter of 2011 due to operating leverage on higher sales volume. Selling, general and administrative ("SG&A") expenses as a percentage of net sales remained constant at 21.1% in the both the current and prior year quarters. The resulting operating profit margins were 30.5% in the third quarter of 2012 as compared to 28.2% in the third quarter of 2011.

Net sales in our Energy Systems & Controls segment increased by 5% to $158.2 million during the third quarter of 2012 compared to $150.4 million in the third quarter of 2011. Organic sales increased by 3% while acquisitions added $6 million, or 4%, offset partially by a negative 2% foreign exchange impact.    The increase in organic sales was due to increased demand in industrial process and nuclear plant inspection end markets.  Gross margins increased to 55.5% in the third quarter of 2012 compared to 54.4% in the third quarter of 2011 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 28.4% in the third quarter of 2012, compared to 28.7% in the prior year quarter due to operating leverage on higher sales volume. As a result, operating margins were 27.1% in the third quarter of 2012 as compared to 25.7% in the third quarter of 2011.

In our Medical & Scientific Imaging segment net sales increased by 10% to $172.5 million in the third quarter of 2012 as compared to $156.5 million in the third quarter of 2011.  The change was comprised of negative organic growth of 3%, a 14% increase from acquisitions, and negative 1% from foreign exchange.  We experienced continued growth in our medical businesses, which was more than offset by weakness in camera sales into research markets.  Gross margins increased to 64.9% in the third quarter of 2012 from 63.3% in the third quarter of 2011 due to the higher gross margin profile of our acquired businesses. SG&A as a percentage of net sales decreased to 38.2% in the third quarter of 2012 as compared to 38.6% in the third quarter of 2011. As a result, operating margins were 26.8% in the third quarter of 2012 as compared to 24.7% in the third quarter of 2011.

In our RF Technology segment, net sales were $218.0 million in the third quarter of 2012 as compared to $220.6 million in the third quarter of 2011, a decrease of 1%.  The decrease was due to large installation projects in gas network monitoring and university card systems during 2011 that have since been completed. Gross margins increased to 52.4% in the third quarter of 2012, as compared to 50.1% in the prior year quarter due to a more favorable mix between products and software in the current year quarter. SG&A as a percentage of sales in the third quarter of 2012 was 25.8% as compared to 26.2% in the prior year due to cost control initiatives. As a result, operating profit margins were 26.6% in the third quarter of 2012 as compared to 23.8% in the third quarter of 2011.

Corporate expenses were $24.5 million, or 3.3% of sales, in the third quarter of 2012 as compared to $14.9 million, or 2.1% of sales, in the third quarter of 2011. The increase was due to $6.3 million of acquisition expense related to the Sunquest acquisition, higher equity compensation (as a result of higher stock prices) and other compensation related costs.

Interest expense in the third quarter of 2012 was $16.5 million as compared to $15.4 million in the third quarter of 2011, due to higher average debt balances which were offset in part by lower average interest rates.

Other expense in the third quarter of 2012 was $1.4 million as compared to other income of $0.7 million in the third quarter of 2011.  Other expense and income in both 2012 and 2011 were due primarily to foreign exchange losses and gains at our non-U.S. based companies.

Our third quarter effective income tax rate was 29.0% as compared to the prior year rate of 27.7%. The increase is due to a decrease in R&D deductions.

At September 30, 2012, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at June 30, 2012. The currency changes resulted in a pre-tax decrease of $40.3 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $22 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended September 30, 2012 the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended September 30, 2011.  The difference between the operating profits for these companies for the third quarter of 2012 compared to the prior year quarter, translated into U.S. dollars, was approximately 1%.

Net orders were $719.7 million for the quarter, $1.2 million higher than the third quarter 2011 net order intake of $718.6 million.  Acquisitions contributed 4% to the current quarter orders, offsetting declines in organic growth of 2% and a negative 2% foreign exchange impact. Overall, our order backlog at September 30, 2012 was up 12% as compared to September 30, 2011.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2012	2011	2012	2011
Industrial Technology	$191,955	$192,905	$143,808	$157,723
Energy Systems & Controls	147,304	151,294	118,510	121,151
Medical & Scientific Imaging	177,528	159,140	243,749	123,687
RF Technology	202,959	215,244	472,342	472,977
	$719,746	$718,583	$978,409	$875,538

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net sales for the nine months ended September 30, 2012 were $2.2 billion as compared to $2.1 billion in the prior year nine month period, an increase of 6%. The increase is comprised of a 4% increase in organic sales, an increase of 3% from acquisitions and a negative impact of 1% from foreign currency.

In our Industrial Technology segment, net sales increased by 11% to $598.1 million in the first nine months of 2012 as compared to $538.7 million in the first nine months of 2011.  The increase was due to increased sales in our materials testing and fluid handling businesses.  Gross margins were 50.8% for the first nine months of 2012 as compared to 49.9% in the first nine months of 2011 due primarily to operating leverage on higher sales volume.  SG&A expenses as a percentage of net sales were 20.7%, as compared to 22.1% in the prior year nine month period, due primarily to operating leverage on higher sales volume.  The resulting operating profit margins were 30.1% in the first nine months of 2012 as compared to 27.9% in the first nine months of 2011.

Net sales in our Energy Systems & Controls segment increased by 8% to $461.5 million during the first nine months of 2012 compared to $425.8 million in the first nine months of 2011.  The increase was comprised of organic growth of 6%, a 4% increase from acquisitions and a negative 2% foreign exchange impact. The increase in organic sales was due to increased demand in industrial process and nuclear plant inspection end markets. Gross margins were 55.1% in the first nine months of 2012, compared to 54.6% in the first nine months of 2011, due to operating leverage from higher sales volume. SG&A expenses as a percentage of net sales were 29.4% as compared to 29.8% in the prior year nine month period due to operating leverage from higher sales volume. Operating margins were 25.7% in the first nine months of 2012 as compared to 24.8% in first nine months of 2011.

In our Medical & Scientific Imaging segment, net sales increased 7% to $486.2 million in the first nine months of 2012 as compared to $452.8 million in the first nine months of 2011.  The change was comprised of negative organic growth of 1%, a 9% increase from acquisitions, and negative 1% from foreign exchange.  We experienced continued growth in our medical businesses, which was more than offset by weakness in camera sales into research markets.  Gross margins increased to 64.7% in the first nine months of 2012 from 63.0% in the first nine months of 2011, due primarily to product mix. SG&A as a percentage of net sales was unchanged at 38.9% in the nine month periods ended September 30, 2012 and 2011. Operating margins were 25.8% in the first nine months of 2012 as compared to 24.1% in the first nine months of 2011.

In our RF Technology segment, net sales were $637.8 million in the first nine months of 2012 compared to $640.6 million in the first nine months of 2011, a decrease of 1%. The decrease in sales was due primarily to a large installation project in water and gas network monitoring during 2011 that has since been completed. Gross margins were 52.2% as compared to 50.4% in the prior year nine month period due to product mix.  SG&A as a percentage of sales in the first nine months of 2011 was 26.0%, a decrease from 26.9% in the prior year due to product mix.  Operating profit margins were 26.1% in 2012 as compared to 23.5% in 2011.

Corporate expenses increased by $16.6 million to $58.4 million, or 2.7% of sales, in the first nine months of 2012 as compared to $41.8 million, or 2.0% of sales, in the first nine months of 2011. The increase was due to $6.4 million of acquisition expense related to the Sunquest acquisition, higher equity compensation (as a result of higher stock prices) and other compensation related costs.

Interest expense of $47.0 million for the first nine months of 2012 was relatively unchanged as compared to $48.3 million in the first nine months of 2011.

Other expense in the nine months ended September 30, 2012 was $2.4 million, due primarily to foreign exchange losses at our non-U.S. based companies, as compared to other income of $8.6 million in the nine months ended September 30, 2011, due primarily to a $6.9 million foreign currency remeasurement gain on an intercompany note.

Income taxes were 29.5% of pretax earnings in the first nine months of both 2012 and 2011.

Financial Condition, Liquidity and Capital Resources

On July 27, 2012, we entered into a new $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced our existing unsecured credit facility, composed of a $750 million revolving credit facility, dated as of July 7, 2008 (the "2008 Facility"). The 2012 Facility is composed of a five year $1.5 billion revolving credit facility. We recorded a $1.0 million non-cash debt extinguishment charge in the third quarter of 2012 related to the early termination of the 2008 Facility.  This charge reflects the unamortized fees associated with the 2008 Facility and was reported as other expense. We may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  At September 30, 2012, there were $1.05 billion of outstanding borrowings under the 2012 Facility.

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

Selected cash flows for the three and nine month periods ended September 30, 2012 and 2011 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash provided by/(used in):
Operating activities	$205.4	$166.6	$466.2	$409.1
Investing activities	(1,417.3)	(32.2)	(1,474.1)	(256.5)
Financing activities	1,039.6	(80.0)	1,020.0	(182.0)

Operating activities - Net cash provided by operating activities in the third quarter of 2012 was $38.9 million higher than the third quarter of 2011, due primarily to higher net earnings and amortization in the current quarter, improved receivables collections and increases in accrued liabilities related to the timing of payables.   In the nine month period ending September 30, 2012, operating cash flow increased $57.1 million over the prior year nine month period due to higher net income and amortization as well as decreased inventory levels and improved receivables collections.
Investing activities - Cash used in investing activities during the three and nine month periods ended September 30, 2012 and 2011 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash provided by financing activities in the third quarter of 2012 was for revolver borrowings offset partially by dividends and principal debt payments.  Cash used in financing activities in the third quarter of 2011 was primarily for debt payments and dividends.

Cash provided by financing activities in the nine month period ended September 30, 2012 was for revolver borrowings offset partially by dividends and principal debt payments.  Cash used in financing activities in the nine month period ended September 30, 2011 was primarily for debt payments and dividends.

Total debt at September 30, 2012 consisted of the following (amounts in thousands):

Senior Notes due 2013*	$507,651
Senior Notes due 2019	500,000
Senior Subordinated Convertible Notes	41,954
Revolving Facility	1,050,000
Other	5,174
Total debt	2,104,779
Less current portion	551,803
Long-term debt	$1,552,976

* Shown including fair value swap adjustment of $7,651.

Our principal unsecured credit facility, $500 million senior notes due 2013, $500 million senior notes due 2019 and senior subordinated convertible notes provide substantially all of our daily external financing requirements. The interest rate on the borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement.  At September 30, 2012, the interest rate on the revolver loans was 1.29%.  At September 30, 2012, there were $1.05 billion of outstanding borrowings under the facility, $5.2 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $39 million of outstanding letters of credit.

The cash and short-term investments at our foreign subsidiaries at September 30, 2012 totaled $260 million.  Repatriation of these funds for use in domestic operations would expose us to a potential additional tax impact.  We consider this cash to be permanently reinvested and have no plans to repatriate these funds.  We expect that our available borrowing capacity combined with cash flows expected from existing business will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2012.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $302.3 million at September 30, 2012 compared to $293.1 million at December 31, 2011 reflecting increases in working capital due primarily to increases in receivables partially offset by an increase in deferred revenue. Total debt increased to $2.10 billion at September 30, 2012 compared to $1.09 billion at December 31, 2011 due to revolver borrowings for the Sunquest acquisition, offset in part by revolver and convertible debt principal payments. Our leverage is shown in the following table:

	September 30, 2012	December 31, 2011
Total debt	$2,104,779	$1,085,016
Cash	(355,109)	(338,101)
Net debt	1,749,670	746,915
Stockholders' equity	3,586,618	3,195,096
Total net capital	$5,336,288	$3,942,011

Net debt / Total net capital	32.8%	18.9%

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $29.2 million and $29.1 million were incurred during the nine months ended September 30, 2012 and 2011, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

We manage interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  At September 30, 2012, an aggregate notional amount of $500 million in interest rate swaps effectively converted our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus 3 month LIBOR.

At September 30, 2012, we had $542 million of fixed-rate borrowings.  Our $500 million senior notes due 2019 have a fixed interest rate of 6.25%, and our senior unsecured convertible notes due 2034 have a fixed interest rate of 3.75%. At September 30, 2012, the prevailing market rates for long-term notes similarly rated to our $500 million senior notes due 2013 and $500 million senior notes due 2019 were 4.5% to 2.8% lower, respectively, than the fixed rates on our senior notes.  At September 30, 2012, outstanding variable-rate borrowings consisted of $1.05 billion in revolver borrowings and $500 million in interest rate swaps. An increase in interest rates of 1% would increase our annualized pretax interest costs by approximately $15.5 million.

Several of our companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, Canadian dollars, British pounds, or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 24% of our total sales in the third quarter of 2012 and 57% of these sales were by companies with European functional currencies. The U.S. dollar strengthened against the functional currencies of our European subsidiaries and the Canadian dollar during the third quarter of 2012 versus the third quarter of 2011.  If these currency exchange rates had been 10% different throughout the third quarter of 2012 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately $2.7 million.

At September 30, 2012, the functional currencies of most of our European subsidiaries were weaker and the Canadian dollar was stronger against the U.S. dollar compared to currency exchange rates at December 31, 2011. The changes in these currency exchange rates resulted in a pretax decrease in net assets of $25 million that was reported as a component of comprehensive earnings, $13 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.                                        OTHER INFORMATION

Item 1.                                        Legal Proceedings

Information pertaining to legal proceedings can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, and is incorporated by reference herein.

Item 1A.                                   Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on February 24, 2012 with the SEC. See also, "Information about Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6.                                        Exhibits

2.1	Stock Purchase Agreement, dated as of July 28, 2012 among and Sunquest Holdings, Inc., the selling shareholders named therein, and Roper Industries Inc., filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 5, 2012
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and Vice President	November 5, 2012
John Humphrey	(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 5, 2012
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                                            Exhibit

2.1	Stock Purchase Agreement, dated as of July 28, 2012 among and Sunquest Holdings, Inc., the selling shareholders named therein, and Roper Industries Inc., filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.