Form 10-K
period 2012-12-31
ROPER INDUSTRIES INC
filed 2013-02-25
CIK 882835

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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
☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes  ☑ No

Based on the closing sale price on the New York Stock Exchange on June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $9,748,714,212.

Number of shares of registrant's Common Stock outstanding as of February 20, 2013: 98,891,400.
----------------
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 24, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Information About Forward-Looking Statements

This Annual Report on Form 10-K ("Annual Report") includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission ("SEC") or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are "forward-looking statements."  Forward-looking statements may be indicated by words or phrases such as "anticipate," "estimate," "plans," "expects," "projects," "should," "will," "believes" or "intends" and similar words and phrases. These statements reflect management's current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement.

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

Our Business

Roper Industries, Inc. ("Roper" or the "Company") was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes radio frequency ("RF") products, services and application software, industrial technology products, energy systems and controls and medical and scientific imaging products and software. We market these products and services to a broad range of markets including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

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

On August 22, 2012, we acquired 100% of the shares of Sunquest Information Systems, Inc. ("Sunquest"), a leading provider of diagnostic and laboratory software solutions to healthcare providers, in a $1.416 billion all-cash transaction.  We acquired Sunquest in order to complement and expand our medical platform.

Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets - We maintain a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products and software, the applications expertise used to create our advanced products and systems, and our distribution and service capabilities. Our operating units grow their businesses through new product development and development of new applications and services to satisfy customer needs. In addition, our operating units grow our customer base by expanding our distribution, selling other products through our existing channels and entering adjacent markets.

Diversified End Markets and Geographic Reach - We have a global presence, with sales of products to customers outside the U.S. totaling $1.2 billion in 2012.  Information regarding our international operations is set forth in Note 14 of the notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $125.9 million in 2012 as compared to $121.7 and $102.4 million in 2011 and 2010, respectively. Research and development expense as a percentage of sales decreased to 4.2% in 2012 from 4.4% in 2011.

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

Medical and Scientific Imaging

Our Medical and Scientific Imaging segment principally offers products and software in medical applications, and high performance digital imaging products. These products and solutions are provided through nine operating units. For 2012, this segment had net sales of $703.8 million, representing 23.5% of our total net sales.

Medical Products and Software - We manufacture and sell patient positioning devices and related software for use in radiation oncology, 3-D measurement technology in computer-assisted surgery and computer-assisted therapy and supply diagnostic and therapeutic disposable products used in ultrasound imaging for minimally invasive medical procedures.  We design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.  We also provide diagnostic and laboratory software solutions to healthcare providers.

Digital Imaging Products and Software - We manufacture and sell extremely sensitive, high-performance electron filters, charged couple device ("CCD") and complementary metal oxide semiconductor ("CMOS") cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including electron microscopy and spectroscopy applications. We principally sell these products for use within academic, government research, semiconductor, security and other end-user markets such as biological and material science. They are frequently incorporated into products by original equipment manufacturers ("OEMs").

Our Medical and Scientific Imaging segment companies have lead times of up to several months on many of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEM and end-users, with continuing requirements for fulfillment over specified periods of time.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and controls and non-destructive inspection and measurement products and solutions, which are provided through six operating units. For 2012, this segment had net sales of $646.1 million, representing 21.6% of our total net sales.

Control Systems - We manufacture control systems and provide related engineering and commissioning services for turbomachinery applications, predominately in energy markets.

Fluid Properties Testing Equipment - We manufacture and sell test equipment to determine physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation range of liquids and gases primarily for the petroleum industry.

Industrial Valves and Controls - We manufacture and distribute valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, marine engine and general industrial markets. Many of these products are designed for use in hazardous environments.

Sensors and Controls - We manufacture sensors and control equipment including pressure sensors, temperature sensors, measurement instruments and control software for global rubber, plastics and process industries.

Non-destructive Inspection and Measurement Instrumentation - We manufacture non-destructive inspection and measurement solutions including measurement probes, robotics, vibration sensors, switches and transmitters. These solutions are applied principally in nuclear energy markets. Many of these products are designed for use in hazardous environments.

The Energy Systems and Controls operating units' sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards.

Industrial Technology

Our Industrial Technology segment produces fluid handling pumps, equipment and consumables for materials analysis, leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading ("AMR") products and systems. These products and solutions are provided through eight operating units. For 2012, this segment had net sales of $795.2 million, representing 26.6% of our total net sales.

Fluid Handling Pumps - We manufacture and sell a wide variety of pumps. These pumps vary significantly in complexity and in pumping method employed, which allows for the movement and application of a diverse range of low and high viscosity liquids, high solids content slurries and chemicals. Our pumps are used in end markets such as oil and gas, agricultural, water and wastewater, chemical and general industrial.

Materials Analysis Equipment and Consumables - We manufacture and sell equipment and supply various types of consumables necessary to prepare materials samples for testing and analysis. These products are used mostly within the material science, steel, automotive, electronics, mining and research end-user markets.

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

Water Meter and AMR Products and Systems - We manufacture and distribute water meter products serving the residential, commercial and industrial water management markets, and several lines of automatic meter reading products and systems serving these markets.

The Industrial Technology operating units' sales reflect a combination of standard products and specially engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain OEMs may extend shipment for longer periods.

RF Technology

Our RF Technology segment provides radio frequency identification ("RFID") communication technology and software solutions that are used primarily in toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service in the freight matching and food industries and metering and remote monitoring applications. These products and solutions are provided through seven operating units. This segment had sales of $848.3 million for the year ended December 31, 2012, representing 28.3% of our total net sales.

Toll and Traffic Systems - We manufacture and sell toll tags and monitoring systems as well as provide transaction and violation processing services for toll and traffic systems to both governmental and private sector entities. In addition, we provide intelligent traffic systems that assist customers in improving traffic flow and infrastructure utilization.

Card Systems/Integrated Security Solutions - We provide card systems and integrated security solutions primarily to education and health care markets. We also provide an integrated nutrition management solution used by food service customers.

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

The RF Technology operating units' sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards.

Materials and Suppliers

We believe that most materials and supplies we use are readily available from numerous sources and suppliers throughout the world. However, some of our components and sub-assemblies are currently available from a limited number of suppliers. Some high-performance components for digital imaging products can be in short supply and/or suppliers have occasional difficulty manufacturing such components to our specifications. We regularly investigate and identify alternative sources where possible, and we believe that these conditions equally affect our competitors. Supply shortages have not had a material adverse effect on Roper's sales although delays in shipments have occurred following such supply interruptions.

Backlog

Our policy is to include only firm unfilled orders shippable within twelve months in backlog.  Backlog was $828 million at December 31, 2012, and $785 million at December 31, 2011.

Distribution and Sales

Distribution and sales occur through direct sales offices, manufacturers' representatives and distributors.  In addition, our Medical and Scientific Imaging segment also sells through value added resellers ("VARs") and OEMs.

Environmental Matters and Other Governmental Regulation

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. We are required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.

Customers

No customer accounted for 10% or more of net sales for 2012 for any of our segments or for Roper as a whole.

Competition

Generally, our products and solutions face significant competition, usually from a limited number of competitors. We believe that we are a leader in most of our markets, and no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the size of the niche market we serve. We compete primarily on product quality, performance, innovation, technology, price, applications expertise, distribution channel access and customer service capabilities.

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

Employees

As of December 31, 2012, we had 9,475 employees, with 6,707 located in the United States. We have 214 employees who are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

All reports we file electronically with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.roperind.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  These filings are also accessible on the SEC's website at www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Corporate Governance Guidelines; the charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee; and our Code of Business Conduct and Ethics are also available on our website.  Any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the New York Stock Exchange (the "NYSE").  The information posted on our website is not incorporated into this Annual Report.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the NYSE the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. The certification was filed with the NYSE on June 20, 2012 and indicated that the Chief Executive Officer was not aware of any violations of the Listing Standards by the Company.

ITEM 1A.                          RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2012, we had $2.02 billion in total consolidated indebtedness. In addition, we had $1.4 billion undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments under our credit facility not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity.  Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by our operating companies whose functional currency is not the U.S. dollar represented 25% of our total net sales for the year ended December 31, 2012 compared to 27% for the year ended December 31, 2011. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for 15% of our net sales for each of the years ended December 31, 2012 and December 31, 2011. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of and for the year ended December 31, 2012, 27% of our net sales and 22% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We intend to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability.

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

Our business exposes us to product liability risks in the design, manufacturing and distribution of our products. In addition, certain of our products are used in hazardous environments. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against losses. We also maintain other insurance policies, including directors' and officers' liability insurance. Our insurance costs increased in prior periods and may increase in the future. We believe we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs could have an adverse impact on our operating results.

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

We face intense competition from numerous competitors. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility and established customer service capabilities. We may not be able to compete effectively on all of these fronts or with all of our competitors. In addition, new competitors may emerge, and product lines may be threatened by new technologies or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies and enhance our existing products in a timely manner. We anticipate that we may have to adjust prices to stay competitive.

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

Some of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including but not limited to, the industrial and energy markets. Accordingly, a downturn in these or other markets in which we participate could materially adversely affect us. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected. The business cycles of our different operations may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.

Our goodwill and intangible assets are valued at an amount that is high relative to our total assets, and a write-off of our intangible assets would negatively affect our results of operations and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2012, goodwill totaled $3.87 billion compared to $3.69 billion of stockholders' equity, and represented 55% of our total assets of $7.07 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite economic life intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if interest rates rise or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

Many of our products rely on proprietary technology; therefore we believe that the development and protection of intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements and other contractual provisions are important to the future success of our business. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology.  Actions to enforce these rights may result in substantial costs and diversion of resources and we make no assurances that any such actions will be successful.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None

ITEM 2.                          PROPERTIES

Our corporate offices, consisting of 24,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 120 principal locations around the world to support our operations, of which 51 are manufacturing, assembly and testing facilities, and the remaining 69 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe that we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2012.

Segment	Region	Office	Office & Manufacturing
		Leased	Leased	Owned
		(amounts in thousands of square feet)
Industrial Technology
	US	57	288	504
	Canada	36	-	-
	Europe	92	88	485
	Asia	23	-	-
	Mexico	-	60	-
Energy Systems & Controls
	US	45	254	-
	Canada	-	44	-
	Europe	30	20	128
	Asia	19	61	33
Medical & Scientific Imaging
	US	184	240	127
	Canada	-	108	-
	Europe	31	44	-
	Asia	28	-	-
RF Technology
	US	799	96	-
	Canada	11	-	-
	Europe	14	7	16

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2012 and 2011 quarters.

		High	Low	Cash Dividends Declared
2012	4th Quarter	$ 113.14	$ 106.31	$ 0.1650
	3rd Quarter	111.08	93.73	0.1375
	2nd Quarter	102.99	95.24	0.1375
	1st Quarter	100.71	88.02	0.1375

2011	4th Quarter	$ 88.42	$ 66.40	$ 0.1375
	3rd Quarter	83.75	68.91	0.1100
	2nd Quarter	88.45	78.30	0.1100
	1st Quarter	87.49	73.56	0.1100

Based on information available to us and our transfer agent, we believe that as of February 19, 2013 there were 185 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2012, our Board of Directors increased the quarterly dividend paid December 28, 2012 to $0.165 per share from $0.1375 per share, an increase of 20%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2012, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2012, the cumulative total stockholder return for our common stock, the Standard and Poor's 500 Stock Index (the "S&P 500") and the Standard and Poor's 500 Industrials Index (the "S&P 500 Industrials"). Measurement points are the last trading day of each of our fiscal years ended December 31, 2007, 2008, 2009, 2010, 2011 and 2012. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Roper Industries, Inc.	100.00	69.79	84.83	124.61	142.41	184.08
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P 500 Industrials	100.00	60.08	72.65	92.07	91.53	105.58

The information set forth in Item 12 under the heading "Securities Authorized for Issuance under Equity Compensation Plans" is incorporated herein by reference.

ITEM 6.                          SELECTED FINANCIAL DATA

You should read the table below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in this Annual Report (amounts in thousands, except per share data).

	As of and for the Years ended December 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
Operations data:
Net sales	$2,993,489	$2,797,089	$2,386,112	$2,049,668	$2,306,371
Gross profit	1,671,717	1,515,564	1,275,126	1,043,138	1,188,288
Income from operations	757,587	660,539	514,294	395,396	486,161
Net earnings	483,360	427,247	322,580	239,481	281,874

Per share data:
Basic earnings per share	$4.95	$4.45	$3.42	$2.64	$3.15
Diluted earnings per share	4.86	4.34	3.34	2.58	3.01

Dividends declared	0.5775	0.4675	0.3950	0.3425	0.3000

Balance sheet data:
Working capital (6)	$159,332	$561,277	$458,446	$392,734	$239,400
Total assets	7,071,104	5,319,417	5,069,524	4,327,736	3,971,538
Long-term debt, less current portion	1,503,107	1,015,110	1,247,703	1,040,962	1,033,689
Stockholders' equity	3,687,726	3,195,096	2,750,907	2,421,490	2,003,934

(1)	Includes results from the acquisition of Sunquest Information Systems, Inc. from August 22, 2012.
(2)	Includes results from the acquisitions of NDI Holding Corp. from June 3, 2011, United Controls Group, Inc. from September 26, 2011 and Trinity Integrated Systems Ltd. from December 1, 2011.
(3)	Includes results from the acquisitions of Heartscape, Inc. from February 22, 2010 and iTradeNetwork, Inc. from July 27, 2010.
(4)	Includes results from the acquisitions of United Toll Systems, LLC from October 30, 2009 and Verathon, Inc. from December 3, 2009.
(5)
Includes results from the acquisitions of CBORD Holdings Corp. from February 20, 2008, Chalwyn Ltd. from June 18, 2008, Getloaded.com, LLC from July 17, 2008, Horizon Software Holdings, Inc. from August 27, 2008 and Technolog Holdings Ltd. from September 10, 2008.

(6)	At December 31, 2012, there were $500 million of senior notes outstanding that mature on August 15, 2013, thus requiring a classification as short-term debt, included in working capital.

ITEM 7.                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and related notes included in this Annual Report.

Overview

We are a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and RF products, services and application software. We market these products and services to a broad range of markets including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

We pursue consistent and sustainable growth in earnings and cash flow by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms.

On August 22, 2012, we acquired 100% of the shares of Sunquest Information Systems, Inc. ("Sunquest"), a leading provider of diagnostic and laboratory software solutions to healthcare providers, in a $1.416 billion all-cash transaction.  We acquired Sunquest in order to complement and expand our medical platform.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2012 included in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2012, our allowance for doubtful accounts receivable was $12.5 million and our allowance for sales returns and sales credits was $3.5 million, for a total of $16.0 million, or 3.0% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2012 was $5.4 million higher than at December 31, 2011.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business, the write-off of uncollectible receivables, and the addition of reserve balances at acquired businesses.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2012, inventory reserves for excess and obsolete inventory were $42.0 million, or 18.0% of gross inventory cost, as compared to $35.2 million, or 14.7% of gross inventory cost, at December 31, 2011. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2012, 2011, and 2010.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2012, we recognized revenue of $145.5 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects. We recognized $151.5 million and $131.0 million of revenue using this method during the years ended December 31, 2011 and December 31, 2010, respectively. At December 31, 2012, $190.4 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2012, our effective income tax rate was 29.6%, which was slightly higher than the 2011 rate of 29.4% due primarily to a decrease in research and development ("R&D") deductions.

On January 2, 2013, subsequent to the fourth quarter of 2012, the American Taxpayer Relief Act of 2012 (ATRA) was enacted which retroactively reinstated and extended certain tax provisions, including the Federal Research and Development Tax Credit from January 1, 2012 to December 31, 2013. As a result, the Company expects its income tax provision for the first quarter of 2013 will include a discrete tax benefit, which is estimated to be approximately $3 million. The ATRA also reinstated and extended the exclusion from U.S. federal taxable income of certain interest, dividends, rents and royalty income of foreign affiliates, as well as the tax benefits of the credits associated with that income. This provision is retroactively reinstated to January 1, 2012 and, as a result, the Company expects its income tax provision for the first quarter of 2013 will include a discrete tax benefit which is estimated to be approximately $3 million.

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

Key assumptions used in the income and market methodologies are updated when the analysis is performed for each reporting unit.  Various assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted-average cost of capital, comparable transactions, market data and earnings multiples.  The assumptions that have the most significant effect on the fair value calculations are the anticipated future cash flows, discount rates, and the earnings multiples.  While we use reasonable and timely information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future non-cash impairment charges related to recorded goodwill balances.

Total goodwill includes 27 reporting units with individual amounts ranging from zero to $992 million.  We concluded that the fair value of each of our reporting units was substantially in excess of its carrying value, with no impairment indicated as of December 31, 2012.  However, negative industry or economic trends, disruptions to our business, actual results significantly below projections, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names are determined to have an indefinite useful economic life and are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value.  We conduct these reviews for all of our reporting units using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuations specialists in determining the fair value of intangible assets.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets.  The fair value of each trade name is determined by applying a royalty rate to a projection of net sales discounted using a risk adjusted rate of capital.  Each royalty rate is determined based on the profitability of the reporting unit to which it relates and observed market royalty rates.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches or other variables.  Reporting units resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into our enterprise and positioned for improved future sales growth.

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although our forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2012; however, the fair value of the trade names of one of our reporting units in the RF Technology segment could have fallen below the carrying value at December 31, 2012, had the assumed sales growth been less than that used in the assessment.  The reporting unit is a relatively recent acquisition, therefore we do not believe that impairment is probable; however, it is possible that the trade name could become impaired in the future, at which point we would be required to record a non-cash impairment charge to reduce the carrying level of the trade names at the reporting unit.

We evaluate whether there has been an impairment of identifiable intangible assets with definite useful economic lives, or of the remaining life of such assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or remaining period of amortization of any asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value or a revision in the remaining amortization period is required.

Results of Operations

 The following table sets forth selected information for the years indicated.  Dollar amounts are in thousands and percentages are of net sales.  Amounts may not foot due to rounding.

	Years ended December 31,
	2012	2011	2010
Net sales
Industrial Technology	$795,240	$737,356	$607,564
Energy Systems and Controls(1)	646,116	597,802	503,897
Medical and Scientific Imaging(2)	703,835	610,617	548,718
RF Technology(3)	848,298	851,314	725,933
Total	$2,993,489	$2,797,089	$2,386,112

Gross profit:
Industrial Technology	51.6%	49.8%	51.0%
Energy Systems and Controls	56.3	55.5	53.7
Medical and Scientific Imaging	64.4	63.3	61.3
RF Technology	52.4	50.6	49.4
Total	55.8	54.2	53.4

Operating profit:
Industrial Technology	30.8%	28.2%	26.7%
Energy Systems and Controls	27.8	26.4	23.9
Medical and Scientific Imaging	26.6	24.3	23.8
RF Technology	26.3	23.8	20.8
Total	27.9	25.6	23.6

Corporate administrative expenses	(2.6)%	(2.0)%	(2.1)%
Income from continuing operations	25.3	23.6	21.6
Interest expense, net	(2.3)	(2.3)	(2.8)
Other income/(expense)	(0.1)	0.3	-
Income from continuing operations before taxes	22.9	21.6	18.8
Income taxes	(6.8)	(6.4)	(5.3)

Net earnings	16.1%	15.3%	13.5%

(1)	Includes results from the acquisition of United Controls Group, Inc. from September 26, 2011.
(2)	Includes results from the acquisitions of Heartscape from February 22, 2010, NDI Holding Corp. from June 3, 2011 and Sunquest from August 22, 2012.
(3)	Includes results from the acquisition of iTradeNetwork, Inc. from July 27, 2010.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales for the year ended December 31, 2012 were $2.99 billion as compared to sales of $2.80 billion for the year ended December 31, 2011, an increase of 7%. The increase was the result of organic sales growth of 4%, contributions from acquisitions of 4% and an unfavorable effect from foreign exchange of 1%.

Our Medical and Scientific Imaging segment reported a $93.2 million or 15% increase in net sales for the year ended December 31, 2012 over the year ended December 31, 2011.  Acquisitions added $94.3 million in sales, while organic sales increased 1% due to increased sales in our medical and electron microscopy businesses, offset by declines in sales of scientific imaging products.  The impact from foreign exchange was a negative 1%. Gross margins increased to 64.4% in the year ended December 31, 2012 from 63.3% in the year ended December 31, 2011, due primarily to additional sales from medical products which have a higher gross margin. Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased to 37.8% in the year ended December 31, 2012 as compared to 39.0% in the year ended December 31, 2011 due to investments in new products in the medical businesses in 2011 that did not recur in 2012. Operating margins were 26.6% in the year ended December 31, 2012 as compared to 24.3% in the year ended December 31, 2011.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2012 increased by $48.3 million or 8% over the year ended December 31, 2011.  Organic sales increased 7% while acquisitions added $18.8 million, or 3%.  The increase in organic sales was primarily due to increased demand in industrial process and nuclear plant inspection end markets. The impact from foreign exchange was a negative 2%. Gross margins were 56.3% in the year ended December 31, 2012, compared to 55.5% in the year ended December 31, 2011, due to operating leverage from higher sales volume. SG&A expenses as a percentage of net sales were 28.4% as compared to 29.1% in the prior year due to operating leverage from higher sales volume. Operating margins were 27.8% in the year ended December 31, 2012 as compared to 26.4% in the year ended December 31, 2011.

Net sales for our Industrial Technology segment increased by $57.9 million or 8% for the year ended December 31, 2012 over the year ended December 31, 2011. The increase was due to broad-based growth in nearly all businesses in the segment, with particular strength in our materials testing business and fluid handling businesses, offset in part by a negative 2% impact from foreign exchange.  Gross margins were 51.6% for the year ended December 31, 2012 as compared to 49.8% in the year ended December 31, 2011 due to operating leverage on higher sales volume as well as a $5.5 million one-time reduction to cost of goods sold at one of our businesses.  This reduction is due to the cumulative effect of an accounting system error which caused the cost of goods sold to be overstated for several years by quarterly and annually immaterial amounts.  SG&A expenses as a percentage of net sales were 20.8%, as compared to 21.5% in the prior year, due primarily to operating leverage on higher sales volume.  The resulting operating profit margins were 30.8% in the year ended December 31, 2012 as compared to 28.2% in the year ended December 31, 2011.

In our RF Technology segment, net sales for the year ended December 31, 2012 decreased by $3.0 million over the year ended December 31, 2011. Organic sales were flat as growth in toll and traffic systems was offset by a large installation project in gas network monitoring during 2011 that has since been completed.  Gross margins were 52.4% in 2012 as compared to 50.6% in the prior year due to product mix.  SG&A as a percentage of sales in the year ended December 31, 2012 was 26.1%, a decrease from 26.8% in the prior year due to lower spending, particularly in selling expense related to toll projects.  Operating profit margins were 26.3% in 2012 as compared to 23.8% in 2011.

Corporate expenses increased by $20.6 million to $77.5 million, or 2.6% of sales, in 2012 as compared to $56.9 million, or 2.0% of sales, in 2011. The increase was due to $6.5 million of acquisition expense related to the Sunquest acquisition, higher equity compensation (as a result of higher stock prices) and other compensation related costs.

Interest expense increased $3.9 million, or 6.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The increase is due primarily to higher average debt balances offset in part by lower average interest rates throughout 2012.

Other expense for the year ended December 31, 2012 was $2.3 million, primarily due to foreign exchange losses at our non-U.S. based companies.  Other income for the year ended December 31, 2011 was $8.1 million, which was primarily due to a currency remeasurement gain on an intercompany note.

During 2012, our effective income tax rate was 29.6% versus 29.4% in 2011. This increase was due to a decrease in R&D deductions.

At December 31, 2012, the functional currencies of our Canadian and most of our European subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2011. The net result of these changes led to a pre-tax increase in the foreign exchange component of comprehensive earnings of $24.5 million in the year ended December 31, 2012. Approximately $12.7 million of this amount related to goodwill and is not expected to directly affect our projected future cash flows. For the entire year of 2012, operating profit decreased by 1.3% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2012 and 2011 (dollar amounts in thousands).

	2012	2011	change
Industrial Technology	$783,362	$767,020	2.1%
Energy Systems and Controls	634,051	608,538	4.2
Medical and Scientific Imaging	703,034	612,787	14.7
RF Technology	871,225	834,903	4.4
Total	$2,991,672	$2,823,248	6.0%

The increase in orders was due to internal growth of 2%, as well as orders from acquisitions which added $124 million.  Our Industrial Technology, Energy Systems and Controls and RF Technology segments experienced strong internal growth throughout 2012. Our Medical and Scientific Imaging segment experienced negative internal growth, offset by bookings from recent acquisitions.

The following table summarizes order backlog information at December 31, 2012 and 2011 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2012	2011	change
Industrial Technology	$131,621	$141,836	(7.2)%
Energy Systems and Controls	109,885	120,497	(8.8)
Medical and Scientific Imaging	234,526	118,609	97.7
RF Technology	471,185	447,355	5.3
Total	$947,217	$828,297	14.4%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales for the year ended December 31, 2011 were $2.80 billion as compared to sales of $2.39 billion for the year ended December 31, 2010, an increase of 17%. The increase was the result of organic sales growth of 13%, favorable effect from foreign exchange of 1% and 3% from acquisitions.

Our Medical and Scientific Imaging segment reported a $61.9 million or 11.3% increase in net sales for the year ended December 31, 2011 over the year ended December 31, 2010.  Acquisitions added $26.1 million in sales, while organic sales increased 5.1% due to increased sales in our electron microscopy and medical businesses.  The impact from foreign exchange was a positive 1.4%. Gross margins increased to 63.3% in the year ended December 31, 2011 from 61.3% in the year ended December 31, 2010, due primarily to additional sales from medical products which have a higher gross margin.  SG&A as a percentage of net sales increased to 39.0% in the year ended December 31, 2011 as compared to 37.5% in the year ended December 31, 2010 due to investments in new products, primarily in the medical businesses. Operating margins were 24.3% in the year ended December 31, 2011 as compared to 23.8% in the year ended December 31, 2010.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2011 increased by $93.9 million or 19% over the year ended December 31, 2010.  Organic sales increased 16% while acquisitions added $4 million, or 1%.  The increase in organic sales was primarily due to increased demand in industrial process end markets and growth in our diesel engine safety systems. The impact from foreign exchange was a positive 2%. Gross margins were 55.5% in the year ended December 31, 2011, compared to 53.7% in the year ended December 31, 2010, due to operating leverage from higher sales volume. SG&A expenses as a percentage of net sales were 29.1% as compared to 29.8% in the prior year due to operating leverage from higher sales volume. Operating margins were 26.4% in the year ended December 31, 2011as compared to 23.9% in the year ended December 31, 2010.

Net sales for our Industrial Technology segment increased by $129.8 million or 21% for the year ended December 31, 2011 over the year ended December 31, 2010. The increase was due to broad-based growth in all businesses in the segment, with particular strength in our materials testing and fluid handling businesses, as well as a positive 2% impact from foreign exchange. Gross margins decreased slightly to 49.8% in the year ended December 31, 2011 as compared to 51.0% in the year ended December 31, 2010 due to product mix.  SG&A expenses as a percentage of net sales were 21.5%, as compared to 24.3% in the prior year, due primarily to operating leverage on higher sales volume.  The resulting operating profit margins were 28.2% in the year ended December 31, 2011 as compared to 26.7% in the year ended December 31, 2010.

In our RF Technology segment, net sales for the year ended December 31, 2011 increased by $125.4 million or 17% over the year ended December 31, 2010. Organic sales increased 10% due to strength in sales to colleges and universities, growth in our water and gas network monitoring products and growth in our toll and traffic solutions.  Foreign exchange added 1% to sales and acquisitions added 6%. Gross margins were 50.6% in 2011as compared to 49.4% in the prior year due to product mix.  SG&A as a percentage of sales in the year ended December 31, 2011 was 26.8%, a decrease from 28.7% in the prior year due to operating leverage on higher sales volume.  Operating profit margins were 23.8% in 2011 as compared to 20.8% in 2010.

Corporate expenses increased by $7.5 million to $56.9 million, or 2.0% of sales, in 2011 as compared to $49.4 million, or 2.1% of sales, in 2010. The dollar increase is due to higher equity compensation costs and higher salaries and wages.

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

At December 31, 2011, the functional currencies of our Canadian and most of our European subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2010. The net result of these changes led to a pre-tax decrease in the foreign exchange component of comprehensive earnings of $11.0 million in the year ending December 31, 2011. Approximately $5.1 million of this amount related to goodwill and is not expected to directly affect our projected future cash flows. For the entire year of 2011, operating profit increased by 1.4% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2011 and 2010 (dollar amounts in thousands).
	2011	2010	change
Industrial Technology	$767,020	$669,882	14.5%
Energy Systems and Controls	608,538	538,861	12.9
Medical and Scientific Imaging	612,787	578,957	5.8
RF Technology	834,903	748,536	11.5
Total	$2,823,248	$2,536,236	11.3%

The increase in orders was due to internal growth of 8%, as well as orders from acquisitions which added $78 million.  Our Industrial Technology, Energy Systems and Controls and RF Technology segments experienced strong internal growth throughout 2011. Our Medical and Scientific Imaging segment experienced moderate internal growth.

The following table summarizes order backlog information at December 31, 2011 and 2010 (dollar amounts in thousands). Our policy is to include in backlog only orders scheduled for shipment within twelve months.

	2011	2010	change
Industrial Technology	$141,836	$113,981	24.4%
Energy Systems and Controls	120,497	104,466	15.3
Medical and Scientific Imaging	118,609	103,796	14.3
RF Technology	447,355	463,115	(3.4)
Total	$828,297	$785,358	5.5%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2012, 2011, and 2010 are as follows (in millions):

	2012	2011	2010
Cash provided by/(used in):
Operating activities	$677.9	$601.6	$499.5
Investing activities	(1,505.6)	(275.7)	(563.3)
Financing activities	853.9	(256.7)	167.6

Operating activities - The increase in cash provided by operating activities in 2012 was primarily due to higher earnings over the prior year, increased intangible amortization related to recent acquisitions and lower inventory levels at year end, offset partially by higher tax payments in 2012.

Investing activities - Cash used by investing activities during 2012, 2011, and 2010 was primarily for business acquisitions.

Financing activities - Cash used by financing activities in all periods presented was primarily debt repayments as well as dividends paid to stockholders.  Cash provided by financing activities during all periods presented was primarily debt borrowings for acquisitions partially offset by debt payments made using cash from operations.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $307.8 million at December 31, 2012 compared to $293.1 million at December 31, 2011. We acquired net working capital of negative $1.9 million through business acquisitions during 2012.

Total debt was $2.0 billion at December 31, 2012 (35.4% of total capital) compared to $1.1 billion at December 31, 2011 (25.4% of total capital). Our increased debt at December 31, 2012 compared to December 31, 2011 was due to debt borrowings for acquisitions, partially offset by debt payments made using cash from operations.

On July 27, 2012, we entered into a new $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, as more fully described below under the heading "Description of Certain Indebtedness-Senior Unsecured Credit Facility." At December 31, 2012, there were $100 million of outstanding borrowings under the 2012 Facility, $500 million of senior notes due 2013, $400 million of senior notes due 2017, $500 million of senior notes due 2019, $500 million of senior notes due 2022 and $11.6 million in senior subordinated convertible notes due 2034. In addition, we had $5.4 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. We had $42.7 million of outstanding letters of credit at December 31, 2012, of which $36.8 million was covered by our lending group, thereby reducing our remaining revolving credit capacity commensurately.

On November 21, 2012, we completed a public offering of $400 million aggregate principal amount of 1.850% senior unsecured notes due November 15, 2017 and $500 million aggregate principal amount of 3.125% senior unsecured notes due November 15, 2022.  The terms of the notes are described below under the headings "Description of Certain Indebtedness-Senior Notes due 2017" and "Descriptions of Certain Indebtedness-Senior Notes due 2022."

The cash and short-term investments at our foreign subsidiaries at December 31, 2012 totaled $295 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect that cash flows from existing business combined with our available borrowing capacity will be sufficient to fund operating requirements in the U.S.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2012.

Capital expenditures of $38.4 million, $40.7 million and $28.6 million were incurred during 2012, 2011, and 2010, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

 Description of Certain Indebtedness

Senior Unsecured Credit Facility - On July 27, 2012, we entered into a new $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced our previous unsecured credit facility dated as of July 7, 2008 (the "2008 Facility"). The 2012 Facility is composed of a five-year $1.5 billion revolving credit facility. We recorded a $1.0 million non-cash debt extinguishment charge in the third quarter of 2012 related to the early termination of the 2008 Facility.  This charge reflects the unamortized fees associated with the 2008 Facility and was reported as other expense. We may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  At December 31, 2012, there were $100 million of outstanding borrowings under the 2012 Facility.

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

Senior Notes due 2017 - In November 2012, we completed a public offering of $400 million aggregate principal amount of 1.850% senior unsecured notes due November 2017.  Net proceeds of $397.2 million were used to pay off a portion of the outstanding revolver balance under the 2012 Facility.

The notes bear interest at a fixed rate of 1.850% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2013.

We may redeem some of all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The notes are unsecured senior obligations of the Company and rank senior in right of payment with all of our existing and future subordinated indebtedness and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.  The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

Senior Notes due 2022 - In November 2012, we completed a public offering of $500 million aggregate principal amount of 3.125% senior unsecured notes due November 2022.  Net proceeds of $496.4 million were used to pay off a portion of the outstanding revolver balance under the 2012 Facility.

The notes bear interest at a fixed rate of 3.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2013.

We may redeem some of all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The notes are unsecured senior obligations of the Company and rank senior in right of payment with all of our existing and future subordinated indebtedness and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.  The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

Senior Notes due 2019 - In September 2009, we completed a public offering of $500 million aggregate principal amount of 6.25% senior unsecured notes due September 2019.  Net proceeds of $496 million were used to pay off our $350 million term loan originally due July 2010 and the outstanding revolver balance under the 2008 Facility.

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

Senior Notes due 2013 - On August 6, 2008, we issued $500 million aggregate principal amount of 6.625% senior notes due August, 2013.  These notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the notes is subject to adjustment if either Moody's Investors Service or Standard & Poor's Ratings Services downgrades the rating assigned to the notes.

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

During 2009 we entered into an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges, which effectively changed our $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted-average spread of 4.377% plus the three month London Interbank Offered Rate ("LIBOR").  Due to the application of fair value hedge accounting for the swaps, the notes are shown in the balance sheet net of a $5.1 million fair value adjustment at December 31, 2012 and $11.7 million at December 31, 2011.

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

As of September 30, 2005, the senior subordinated convertible notes were reclassified from long-term to short-term debt as the notes became convertible on October 1, 2005 based upon our common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day period ending on September 30, 2005.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2012 (in thousands).

Contractual Cash Obligations[1]	Total	Payments Due in Fiscal Year
		2013	2014	2015	2016	2017	Thereafter
Long-term debt	$2,016,974	$516,974	$-	$-	$-	$500,000	$1,000,000
Senior note interest[2]	355,800	54,275	54,275	54,275	54,275	24,117	114,583
Capital leases	5,148	2,041	1,404	975	533	195	-
Operating leases	86,411	27,737	19,954	15,477	12,799	7,438	3,006
Total	$2,464,333	$601,027	$75,633	$70,727	$67,607	$531,750	$1,117,589

Other Commercial Commitments	Total Amount Committed	Amounts Expiring in Fiscal Year
		2013	2014	2015	2016	2017	Thereafter
Standby letters of credit and bank guarantees	$42,729	$30,710	$2,238	$5,846	$516	$-	$3,419

1.  We have excluded $24.9 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long-term portion of the liability. See Note 8 of the notes to Consolidated Financial Statements.
2.  We have excluded interest on the senior notes due 2013, as they have been effectively converted to variable-rate debt due to interest rate swaps.  See "Description of Certain Indebtedness" above.

At December 31, 2012, we had outstanding surety bonds of $402 million.

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired businesses as well as our other businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2013 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

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

At December 31, 2012, we had a combination of fixed and floating rate borrowings. Our credit facility contains a $1.5 billion variable-rate revolver with outstanding borrowings of $100 million at December 31, 2012. Our $400 million senior notes due 2017, $500 million senior notes due 2019 and $500 million senior notes due 2022 have fixed interest rates of 1.850%, 3.125% and 6.250%, respectively, and our $12 million senior unsecured convertible notes have a fixed interest rate of 3.75%. Our $500 million senior notes due 2013 have a fixed interest rate of 6.625%; however, in October 2009 we entered into three interest rate swap agreements totaling $500 million that expire August 2013.  The swaps, which are designated as fair value hedges, effectively convert the notes to a weighted-average variable-rate obligation with a spread of 4.377% plus LIBOR.  At December 31, 2012, the prevailing market rates for our long-term notes were between 0.3% higher and 4.5% lower than the fixed rates on our debt instruments.

At December 31, 2012, our outstanding variable-rate borrowings were the $100 million of outstanding revolver borrowings and the $500 million senior notes due 2013.  An increase in interest rates of 1% would increase our annualized interest costs by $6.0 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 25% of our total sales in 2012 and 60% of these sales were by companies with a European functional currency. The U.S. dollar was stronger against most currencies throughout most of 2012 as compared to 2011, which resulted in a decrease in sales of 1.0% due to foreign currency exchange. If these currency exchange rates had been 10% different throughout 2012 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 2.5%.

The changes in these currency exchange rates relative to the U.S. dollar at December 31, 2012 compared to currency exchange rates at December 31, 2011 resulted in a pre-tax increase in net assets of $23.6 million that was reported as a component of comprehensive earnings, $12.7 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

The trading price of our common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock price also influences the computation of potentially dilutive common stock which includes both stock awards and the premium over the conversion price on senior subordinated convertible notes to determine diluted earnings per share. The stock price also affects our employees' perceptions of programs that involve our common stock. We believe the quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive earnings and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31,2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded acquisitions completed during 2012 from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in purchase business combinations during 2012.  We have also excluded acquisitions completed during 2012 from our audit of internal control over financial reporting.  These acquisitions are wholly-owned subsidiaries whose total assets and total revenues represent 2.1% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/PricewaterhouseCoopers LLP
Tampa, Florida
February 25, 2013

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(in thousands, except per share data)

	2012	2011
Assets
Cash and cash equivalents	$370,590	$338,101
Accounts receivable, net	526,408	439,134
Inventories, net	190,867	204,758
Deferred taxes	41,992	38,004
Unbilled receivables	72,193	63,829
Other current assets	43,492	31,647
Total current assets	1,245,542	1,115,473

Property, plant and equipment, net	110,397	108,775
Goodwill	3,868,857	2,866,426
Other intangible assets, net	1,698,867	1,094,142
Deferred taxes	78,644	63,006
Other assets	68,797	71,595
Total assets	$7,071,104	$5,319,417

Liabilities and Stockholders' Equity
Accounts payable	$138,340	$141,943
Accrued compensation	110,724	105,958
Deferred revenue	185,912	94,761
Other accrued liabilities	128,351	122,185
Income taxes payable	-	8,895
Deferred taxes	3,868	10,548
Current portion of long-term debt, net	519,015	69,906
Total current liabilities	1,086,210	554,196

Long-term debt, net of current portion	1,503,107	1,015,110
Deferred taxes	707,278	482,603
Other liabilities	86,783	72,412
Total liabilities	3,383,378	2,124,321

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 100,588 shares issued and 98,604 outstanding at December 31, 2012 and 98,684 shares issued and 96,678 outstanding at December 31, 2011	1,006	987
Additional paid-in capital	1,158,001	1,117,093
Retained earnings	2,489,858	2,063,110
Accumulated other comprehensive earnings	58,537	33,800
Treasury stock, 1,984 shares at December 31, 2012 and 2,006 shares at December 31, 2011	(19,676)	(19,894)
Total stockholders' equity	3,687,726	3,195,096
Total liabilities and stockholders' equity	$7,071,104	$5,319,417

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2012, 2011 and 2010
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Net sales	$2,993,489	$2,797,089	$2,386,112
Cost of sales	1,321,772	1,281,525	1,110,986
Gross profit	1,671,717	1,515,564	1,275,126
Selling, general and administrative expenses	914,130	855,025	760,832
Income from operations	757,587	660,539	514,294
Interest expense, net	67,525	63,648	66,533
Loss on extinguishment of debt	1,043	-	-
Other income/(expense), net	(2,338)	8,096	633
Earnings before income taxes	686,681	604,987	448,394
Income taxes	203,321	177,740	125,814

Net earnings	$483,360	$427,247	$322,580

Earnings per share:
Basic	$4.95	$4.45	$3.42
Diluted	$4.86	$4.34	$3.34

Weighted-average common shares outstanding:
Basic	97,702	95,959	94,242
Diluted	99,558	98,386	96,653

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net earnings	$483,360	$427,247	$322,580

Other comprehensive income, net of tax:
Foreign currency translation adjustments	23,633	(10,178)	(19,967)
Unrecognized pension gain	1,104	-	-

Total other comprehensive income/(loss), net of tax	24,737	(10,178)	(19,967)

Comprehensive income	508,097	417,069	302,613

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2012, 2011 and 2010
 (in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2009	93,618	$958	$982,321	$1,395,586	$63,945	$(21,320)	$2,421,490
Net earnings	-	-	-	322,580	-	-	322,580
Stock option exercises	864	8	29,039	-	-	-	29,047
Stock issued for Lumenera contingent consideration	86	-	4,740	-	-	851	5,591
Treasury stock sold	29	-	1,405	-	-	292	1,697
Currency translation adjustments, net of $153 tax	-	-	-	-	(19,967)	-	(19,967)
Stock based compensation	-	-	23,980	-	-	-	23,980
Restricted stock activity	165	2	(4,547)	-	-	-	(4,545)
Stock option tax benefit, net of shortfalls	-	-	7,282	-	-	-	7,282
Conversion of senior subordinated convertible notes	326	3	1,066	-	-	-	1,069
Dividends declared ($0.40 per share)	-	-	-	(37,317)	-	-	(37,317)
Balances at December 31, 2010	95,088	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907
Net earnings	-	-	-	427,247	-	-	427,247
Stock option exercises	838	8	28,159	-	-	-	28,167
Treasury stock sold	29	-	1,821	-	-	283	2,104
Currency translation adjustments, net of $866 tax	-	-	-	-	(10,178)	-	(10,178)
Stock based compensation	-	-	30,906	-	-	-	30,906
Restricted stock activity	268	3	(6,008)	-	-	-	(6,005)
Stock option tax benefit, net of shortfalls	-	-	12,684	-	-	-	12,684
Conversion of senior subordinated convertible notes	456	5	4,245	-	-	-	4,250
Dividends declared ($0.47 per share)	-	-	-	(44,986)	-	-	(44,986)
Balances at December 31, 2011	96,679	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096
Net earnings	-	-	-	483,360	-	-	483,360
Stock option exercises	1,389	14	56,086	-	-	-	56,100
Treasury stock sold	22	-	1,977	-	-	218	2,195
Currency translation adjustments, net of $907 tax	-	-	-	-	23,633	-	23,633
Stock based compensation	-	-	39,808	-	-	-	39,808
Restricted stock activity	187	2	(18,424)	-	-	-	(18,422)
Stock option tax benefit, net of shortfalls	-	-	30,840	-	-	-	30,840
Conversion of senior subordinated convertible notes	327	3	(69,379)	-	-	-	(69,376)
Deferred pension gain	-	-	-	-	1,104	-	1,104
Dividends declared ($0.58 per share)	-	-	-	(56,612)	-	-	(56,612)
Balances at December 31, 2012	98,604	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
 (in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$483,360	$427,247	$322,580
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	37,888	36,780	36,728
Amortization of intangible assets	116,860	103,363	86,293
Amortization of deferred financing costs	2,399	2,362	2,362
Non-cash stock compensation	40,773	31,730	25,150
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(16,455)	(33,333)	(9,697)
Inventories	18,361	(23,033)	(5,687)
Unbilled receivables	(5,122)	11,759	(16,115)
Accounts payable and accrued liabilities	9,209	24,347	52,540
Income taxes	(15,988)	14,526	10,123
Other, net	6,567	5,870	(4,737)
Cash provided by operating activities	677,852	601,618	499,540

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,467,772)	(233,594)	(536,413)
Capital expenditures	(38,405)	(40,702)	(28,591)
Proceeds from sale of assets	1,315	1,990	6,068
Other, net	(683)	(3,443)	(4,338)
Cash used in investing activities	(1,505,545)	(275,749)	(563,274)

Cash flows from financing activities:
Proceeds from senior notes	900,000	-	-
Borrowings/(payments) under revolving line of credit, net	100,000	(230,000)	190,000
Principal payments on convertible notes	(57,304)	(26,457)	(23,411)
Debt issuance costs	(12,213)	-	-
Cash dividends to stockholders	(69,903)	(42,090)	(35,706)
Treasury stock sales	2,195	2,104	1,697
Stock award tax excess windfall benefit	30,747	12,664	6,364
Proceeds from stock based compensation, net	37,679	28,167	29,047
Redemption premium on convertible debt	(76,641)	-	-
Other	(690)	(1,067)	(382)
Cash provided by/(used in) financing activities	853,870	(256,679)	167,609
Effect of exchange rate changes on cash	6,312	(1,483)	(1,189)

Net increase in cash and cash equivalents	32,489	67,707	102,686
Cash and cash equivalents, beginning of year	338,101	270,394	167,708

Cash and cash equivalents, end of year	$370,590	$338,101	$270,394

Supplemental disclosures:
Cash paid for:
Interest	$67,804	$62,840	$64,831
Income taxes, net of refunds received	$188,560	$150,550	$109,327

Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$1,824,453	$256,589	$687,017
Liabilities assumed	(356,681)	(22,995)	(150,604)
Cash paid, net of cash acquired	$1,467,772	$233,594	$536,413

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2012, 2011 and 2010

(1)	Summary of Accounting Policies

Basis of Presentation - These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business - Roper is a diversified growth company that designs, manufactures and distributes energy systems and controls, medical and scientific imaging products and software, industrial technology products and radio frequency products, services and application software. Roper markets these products and services to a broad range of markets, including radio frequency applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

Accounts Receivable - Accounts receivable were stated net of an allowance for doubtful accounts and sales allowances of $16.0 million and $10.6 million at December 31, 2012 and 2011, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2012 and $136 million at December 31, 2011.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies.  Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  In the assessment of contingencies as of December 31, 2012, management concluded that no accrual was necessary and that there were no matters for which there was a reasonable possibility of a material loss.

Earnings per Share - Basic earnings per share were calculated using net earnings and the weighted-average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted-average number of shares of common stock and potential common stock outstanding during the respective year. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on Roper's senior subordinated convertible notes based upon the trading price of the Company's common stock. The effects of potential common stock were determined using the treasury stock method (in thousands):

	Years ended December 31,
	2012	2011	2010
Basic weighted-average shares outstanding	97,702	95,959	94,242
Effect of potential common stock:
Common stock awards	1,040	1,213	1,009
Senior subordinated convertible notes	816	1,214	1,402
Diluted weighted-average shares outstanding	99,558	98,386	96,653

As of and for the years ended December 31, 2012, 2011 and 2010, there were 547,591, 760,000 and 1,143,350 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results.  Translation adjustments are reflected as a component of other comprehensive income.  Foreign currency transaction gains and losses are recorded in the income statement as other income/(expense).  The gain or loss included in pre-tax income was a net loss of $2.8 million for the year ended December 31, 2012, a net gain of $6.9 million for the year ended December 31, 2011 and a net loss of $0.9 million for the year ended December 31, 2010.

Goodwill and Other Intangibles - Roper accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value) using a two-step process. The first step of the process utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable public company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.  If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed in order to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, a non-cash impairment loss would be recognized.

Key assumptions used in the income and market methodologies are updated when the analysis is performed for each reporting unit.  Various assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted-average cost of capital, comparable transactions, market data and earnings multiples.  The assumptions that have the most significant effect on the fair value calculations are the anticipated future cash flows, discount rates, and the earnings multiples.  While the Company uses reasonable and timely information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Total goodwill includes 27 reporting units with individual amounts ranging from zero to $992 million.  The Company concluded that the fair value of each of its reporting units was significantly in excess of its carrying value, with no impairment indicated as of December 31, 2012.  However, negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of Roper's reporting units.

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

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names are determined to have an indefinite useful economic life and are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value.  Roper conducts these reviews for all of its reporting units using the relief-from-royalty method, which management believes to be an acceptable methodology due to its common use by valuations specialists in determining the fair value of intangible assets.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets.  The fair value of each trade name is determined by applying a royalty rate to a projection of net sales discounted using a risk adjusted rate of capital.  Each royalty rate is determined based on the profitability of the reporting unit to which it relates and observed market royalty rates.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches or other variables.

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2012.

Roper evaluates whether there has been an impairment of identifiable intangible assets with definite useful economic lives, or of the remaining life of such assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or remaining period of amortization of any asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value or a revision in the remaining amortization period is required.

Impairment of Long-Lived Assets - The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or life of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value or revision to remaining life is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets' current carrying value, thereby possibly requiring an impairment charge or acceleration of depreciation or amortization expense in the future.

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States' treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2012, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.05 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Although it is the Company's intention to permanently reinvest these earnings indefinitely there are certain events that would cause these earnings to become taxable.  These events include, but are not limited to, changes in U.S. tax laws, dividends paid between foreign subsidiaries in the absence of Section 954(c)(6) of the Internal Revenue Code ("IRC"), foreign subsidiary guarantees of U.S. parent debt and the liquidation of foreign subsidiaries or actual distributions by foreign subsidiaries into a U.S. affiliate.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences at the tax rates expected to be paid.

Interest Rate Risk - The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  Interest rate swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the swap and the hedged item are recorded as interest expense in current earnings.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Other Comprehensive Income - Comprehensive income includes net earnings and all other non-owner sources of changes in a company's net assets.

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

Recently Released Accounting Pronouncements - In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to accounting rules related to the testing of indefinite-lived intangibles.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test prescribed under current accounting rules.  The guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The Company does not expect these rules to have a material effect on its results of operations, financial position or cash flows.

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

In September 2011, the FASB issued new accounting rules related to testing goodwill for impairment.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules.  Otherwise, the two-step goodwill impairment test is not required.  Roper adopted this guidance on January 1, 2012.  The guidance did not have a material effect on its results of operations, financial position or cash flows.

Research and Development - Research and development ("R&D") costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $125.9 million, $121.7 million and $102.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenue Recognition - The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller's price to the buyer is fixed or determinable; and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of $145.5 million, $151.5 million and $131.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software was $10.9 million and $14.1 million at December 31, 2012 and 2011, respectively.

Stock-Based Compensation - The Company recognizes expense for the grant date fair value of its employee stock option awards on a straight-line basis over the employee's requisite service period (generally the vesting period of the award).  The fair value of its option awards is estimated using the Black-Scholes option valuation model and recognizes the expense of all share-based awards.  The Company presents the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for stock award exercises (excess tax benefits) as financing cash flows.

(2)	Business Acquisitions

2012 Acquisitions – During the year ended December 31, 2012, Roper completed six business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.

The largest of the 2012 acquisitions was Sunquest Information Systems, Inc. ("Sunquest"), a leading provider of diagnostic and laboratory software solutions to healthcare providers. Roper acquired 100% of the shares of Sunquest on August 22, 2012, in a $1.416 billion all-cash transaction. The Company acquired Sunquest in order to complement and expand its medical platform.  Sunquest is reported in the Medical & Scientific Imaging segment.

The Company expensed transaction costs of $6.5 million related to the acquisition as corporate general and administrative expenses, as incurred.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The allocation of the purchase price is considered preliminary pending final intangible asset valuations and tax adjustments.

Current assets	$96,883
Identifiable intangibles	669,000
Goodwill	992,164
Other assets	2,694
Total assets acquired	1,760,741
Deferred revenue	(83,065)
Other current liabilities	(18,762)
Long-term deferred tax liability	(242,934)
Net assets acquired	$1,415,980

The majority of the goodwill is not expected to be deductible for tax purposes.  Of the $669 million of acquired intangible assets acquired, $98 million was assigned to trade names that are not subject to amortization. The remaining $571 million of acquired intangible assets have a weighted-average useful life of 18 years. The intangible assets that make up that amount include customer relationships of $460 million (20 year weighted-average useful life) and software of $111 million (12 year weighted-average useful life).

Roper's results for the year ended December 31, 2012 included results from Sunquest between August 22, 2012 and December 31, 2012.  In that period, Sunquest contributed $69.4 million in revenue and $8.8 million of earnings (inclusive of deal-related costs) to Roper's results.  The following unaudited pro forma summary presents consolidated information as if the acquisition of Sunquest had occurred on January 1, 2011 (amounts in thousands, except per share data):

	Pro forma
	Year ended December 31,
	2012	2011
Sales	$3,130,407	$2,967,415
Net income	521,141	454,059
Earnings per share, basic	5.33	4.73
Earnings per share, diluted	5.23	4.62

Pro forma earnings for the years ended December 31, 2012 and 2011 were adjusted by $50.7 million and $9.2 million, respectively, for non-recurring acquisition and other costs. Adjustments were also made to pro forma earnings for the years ended December 31, 2012 and 2011 for recurring changes in amortization, interest expense and taxes related to the acquisition.

During the year ended December 31, 2012, Roper completed five other acquisitions which were immaterial.  The aggregate purchase price of these acquisitions totaled $62 million of cash.  The Company recorded $43 million in other identifiable intangibles and $16 million in goodwill in connection with these acquisitions.  The Company expensed transaction costs of $1 million related to these acquisitions as corporate general and administrative expenses, as incurred. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

The majority of the goodwill is not expected to be deductible for tax purposes.  Of the $43 million of acquired intangible assets acquired, $1 million was assigned to trade names that are not subject to amortization. The remaining $42 million of acquired intangible assets have a weighted-average useful life of 7 years. The intangible assets that make up that amount include customer relationships of $17 million (7 year weighted-average useful life), protective rights and patents of $16 million (7 year weighted-average useful life) and unpatented technology of $8 million (8 year weighted-average useful life),

2011 Acquisitions - During the year ended December 31, 2011, Roper completed three business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

The aggregate purchase price of 2011 acquisitions totaled $234 million of cash.  The Company recorded $91 million in other identifiable intangibles and $149 million in goodwill in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company expensed transaction costs of $2.2 million related to these acquisitions, as incurred.

On June 3, 2011, Roper acquired 100% of the shares of NDI Holding Corp. ("Northern Digital"), a provider of 3-D measurement technology for medical applications in computer-assisted surgery and computer-assisted therapy. Roper acquired Northern Digital as an addition to its medical platform, and it is reported in the Medical and Scientific Imaging segment.

On September 26, 2011, Roper acquired 100% of the shares of United Controls Group, Inc. ("UCG"), a manufacturer of control systems in the oil and gas industry.  UCG was acquired as an addition to our existing process control systems businesses, and is reported in the Energy Systems and Controls segment.

On December 1, 2011, Roper acquired 100% of the shares of Trinity Integrated Systems Ltd. ("Trinity"), a specialist provider of requirements capture, safety lifecycle management and engineering software tools, and safety and control system solutions to the oil and gas, industrial process and control markets.  Trinity was acquired as an addition to our existing process control systems businesses, and is reported in the Energy Systems and Controls segment.

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

2010 Acquisitions - During the year ended December 31, 2010, Roper completed two business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

The aggregate purchase price of 2010 acquisitions totaled $538 million of cash.  The Company recorded $320 million in other identifiable intangibles and $327 million in goodwill, $97 million of which was recorded due to a deferred tax liability related to intangible assets, in connection with these acquisitions.  The majority of the goodwill is not expected to be deductible for tax purposes.  The Company expensed transaction costs of $2.1 million related to these acquisitions.

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

July 27, 2010
Current assets	$14,174
Other assets	2,998
Intangible assets	313,600
Goodwill	317,897
Total assets acquired	648,669
Current liabilities	(15,301)
Other liabilities	(110,767)
Net assets acquired	$522,601

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):
	2012	2011
Raw materials and supplies	$121,573	$119,550
Work in process	29,725	31,085
Finished products	81,536	89,334
Inventory reserves	(41,967)	(35,211)
	$190,867	$204,758

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):
	2012	2011
Land	$4,308	$4,228
Buildings	74,609	69,871
Machinery and other equipment	291,004	264,216
	369,921	338,315
Accumulated depreciation	(259,524)	(229,540)
	$110,397	$108,775

Depreciation expense was $37,888, $36,780 and $36,728 for the years ended December 31, 2012, 2011 and 2010, respectively.

(5)	Goodwill

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
	(in thousands)
Balances at December 31, 2010	$420,002	$380,595	$637,991	$1,289,192	$2,727,780
Goodwill acquired	-	13,663	135,379	-	149,042
Currency translation adjustments	(949)	(291)	(5,142)	1,258	(5,124)
Reclassifications and other	-	-	-	(5,272)	(5,272)
Balances at December 31, 2011	$419,053	$393,967	$768,228	$1,285,178	$2,866,426
Goodwill acquired	-	8,670	999,030	-	1,007,700
Currency translation adjustments	2,702	1,420	5,144	3,395	12,661
Reclassifications and other	-	-	-	(17,930)	(17,930)
Balances at December 31, 2012	$421,755	404,057	1,772,402	1,270,643	3,868,857

Goodwill acquired during the year ended December 31, 2012 was due primarily to the acquisition of Sunquest. The reclassifications and other are due primarily to an immaterial correction of tax adjustments for iTrade, acquired in 2010.  This adjustment only impacts goodwill and had no impact on debt covenants.

(6)	Other intangible assets, net

	Cost	Accum. amort.	Net book value
	(in thousands)
Assets subject to amortization:
Customer related intangibles	$1,022,134	$(302,156)	$719,978
Unpatented technology	193,915	(72,358)	121,557
Software	49,395	(35,833)	13,562
Patents and other protective rights	25,398	(17,699)	7,699
Trade secrets	1,500	(1,361)	139
Assets not subject to amortization:
Trade names	231,207	-	231,207
Balances at December 31, 2011	$1,523,549	$(429,407)	$1,094,142

Assets subject to amortization:
Customer related intangibles	$1,509,339	$(379,535)	$1,129,804
Unpatented technology	198,609	(97,487)	101,122
Software	160,520	(44,256)	116,264
Patents and other protective rights	40,399	(20,312)	20,087
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	331,590	-	331,590
Balances at December 31, 2012	$2,241,957	$(543,090)	$1,698,867

Amortization expense of other intangible assets was $113 million, $98 million, and $84 million during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense is expected to be $136 million in 2013, $127 million in 2014, $113 million in 2015, $111 million in 2016 and $101 million in 2017.

(7)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2012	2011
Interest	29,537	26,744
Customer deposits	18,738	20,095
Commissions	14,372	12,132
Warranty	9,755	8,147
Billings in excess of cost	7,912	6,351
Accrued dividend	-	13,297
Other	48,037	35,422
	$128,351	$122,185

(8)	Income Taxes

Earnings before income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following components (in thousands):

	2012	2011	2010
United States	$430,573	$359,800	$270,281
Other	256,108	245,187	178,113
	$686,681	$604,987	$448,394

Components of income tax expense for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Current:
Federal	$136,860	$123,310	$93,594
State	9,972	14,903	8,185
Foreign	48,403	41,437	32,706
Deferred:
Federal	15,789	1,846	(23,107)
Foreign	(7,703)	(3,756)	14,436
	$203,321	$177,740	$125,814

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(3.9)	(3.7)	(4.3)
R&D tax credits	-	(0.7)	(0.6)
State taxes, net of federal benefit	1.7	1.7	1.6
Foreign tax credit	(2.4)	-	(2.4)
Other, net	(0.8)	(2.9)	(1.2)
	29.6%	29.4%	28.1%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Reserves and accrued expenses	$63,703	$72,150
Inventories	9,171	7,104
Net operating loss carryforwards	21,161	20,642
R&D credits	6,331	1,114
Foreign tax credits	20,270	-
Valuation allowance	-	-
Total deferred tax assets	$120,636	$101,010
Deferred tax liabilities:
Reserves and accrued expenses	$10,766	$33,861
Amortizable intangible assets	691,536	456,613
Plant and equipment	8,844	2,677
Total deferred tax liabilities	$711,146	$493,151

At December 31, 2012, Roper has approximately $34.3 million of U.S. federal net operating loss carryforwards. If not utilized, these carryforwards will expire in years 2023 through 2032. The net operating loss carryforward increased between 2011 and 2012 primarily because of losses incurred by a U.S. entity that is not a member of the Company's consolidated tax group and whose losses are therefore not available for offset against the taxable income of other members of the group.  Also, due to a recent acquisition, the consolidated group has acquired a net operating loss subject to an IRC Section 382 limitation; however, the Company expects to utilize the entire net operating loss prior to expiration.  The majority of the state net operating loss carryforward is related to Florida and, if not utilized, will expire in years 2027 through 2030.  The Company has smaller net operating losses in various other states.  Additionally, Roper has foreign tax credit carryforwards and R&D credit carryforwards. Roper has not recognized a valuation allowance on these attributes since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2012, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.05 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Although it is the Company's intention to permanently reinvest these earnings indefinitely there are certain events that would cause these earnings to become taxable.  These events include, but are not limited to, change in U.S. tax laws, dividends paid between foreign subsidiaries in the absence of Section 954(c)(6) of the IRC, foreign subsidiary guarantees of U.S. parent debt and the liquidation of foreign subsidiaries or actual distributions by foreign subsidiaries into a U.S. affiliate.

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Beginning balance	$19,556	$24,765	$22,922
Additions for tax positions of prior periods	1,371	470	203
Additions for tax positions of the current period	1,541	2,572	3,169
Additions due to acquisitions	9,116	-	3,546
Reductions for tax positions of prior periods	(197)	(558)	(565)
Reductions for tax positions of the current period
Settlements with taxing authorities		(4,043)	-
Lapse of applicable statute of limitations	(6,522)	(3,650)	(4,510)
Ending balance	$24,865	$19,556	$24,765

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21.6 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $1.5 million in 2012. Accrued interest and penalties were $5.0 million at December 31, 2012 and $3.5 million at December 31, 2011. During the next twelve months, the unrecognized tax benefits are expected to decrease by a net $0.6 million, due mainly to a lapse in the applicable statute of limitations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company's federal income tax returns for 2009 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. There are no current tax examinations in progress where the Company expects the assessment of any significant additional tax in excess of amounts reserved.

(9)	Long-Term Debt

On July 27, 2012, Roper entered into a new $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced its existing unsecured credit facility dated as of July 7, 2008 (the "2008 Facility"). The 2012 Facility is composed of a five year $1.5 billion revolving credit facility.  Roper may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  At December 31, 2012, there were $100 million of outstanding borrowings under the 2012 Facility.  Roper recorded a $1.0 million non-cash debt extinguishment charge in the third quarter of 2012 related to the early termination of the 2008 Facility.  This charge reflects the unamortized fees associated with the 2008 Facility and was reported as other expense.

On November 21, 2012, Roper completed a public offering of $400 million aggregate principal amount of 1.850% senior unsecured notes due November 15, 2017 and $500 million aggregate principal amount of 3.125% senior unsecured notes due November 15, 2022.  The notes bear interest at a fixed rate of 1.850% and 3.125% per year, respectively, payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2013.

Roper may redeem some or all of the notes at any time or from time to time, at 100% of their principal amount plus a make-whole premium based on a spread to U.S. Treasury securities as described in the indenture relating to the notes.

The notes are unsecured senior obligations of the Company and rank senior in right of payment with all of its existing and future unsecured and unsubordinated indebtedness and rank equally in right of payment with all of its existing and future unsecured senior indebtedness.  The notes are effectively subordinated to any of Roper's existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of Roper's subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries.

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

The notes are unsecured senior obligations of the Company and rank equally in right of payment with all of Roper's existing and future unsecured and unsubordinated indebtedness.  The notes are effectively subordinated to any of its existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of Roper's subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of Roper's subsidiaries.

On August 6, 2008, Roper issued $500 million aggregate principal amount of 6.625% senior notes due August 15, 2013.  The notes bear interest at a fixed rate of 6.625% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2009. The interest payable on the notes is subject to adjustment if either Moody's Investors Service or Standard & Poor's Ratings Services downgrades the rating assigned to the notes.

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

Other debt includes $12 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (in thousands):

	2012	2011
$1.50 billion revolving credit facility	$100,000	$-
2013 Notes*	505,087	511,652
2017 Notes	400,000	-
2019 Notes	500,000	500,000
2022 Notes	500,000	-
Senior Subordinated Convertible Notes	11,594	67,250
Other	5,441	6,114
Total debt	2,022,122	1,085,016
Less current portion	519,015	69,906
Long-term debt	$1,503,107	$1,015,110

*Shown net of fair value swap adjustment of $5,087 at December 31, 2012 and $11,652 at December 31, 2011.

The 2012 Facility and Roper's $1.9 billion senior notes and senior subordinated convertible notes provide substantially all of Roper's daily external financing requirements. The interest rate on the borrowings under the 2012 Facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2012, Roper's debt consisted of $1.9 billion of senior notes, $100 million of outstanding revolver borrowings and $12 million in senior subordinated convertible notes. In addition, the Company had $5.4 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper's non-U.S. businesses and $43 million of outstanding letters of credit at December 31, 2012.

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the "Convertible Notes"). The Convertible Notes are subordinated in right of payment and collateral to all of Roper's existing and future senior debt.  Cash interest on the notes was paid semi-annually until January 15, 2009, after which interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, and only contingent cash interest may be paid. Contingent cash interest may be paid during any six month period if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%.  In accordance with this criterion, contingent interest has been paid for each six month period since January 15, 2009.  Holders receive cash up to the value of the accreted principal amount of the notes converted and, at the Company's option, any remainder of the conversion value may be paid in cash or shares of common stock. Holders may require Roper to purchase all or a portion of their notes on January 15, 2014 at a price of $475.66 per note, on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. The Company may only pay the purchase price of such notes in cash and not in common stock. In addition, if Roper experiences a change in control, each holder may require Roper to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

The Convertible Notes are classified as short-term debt as the notes became convertible on October 1, 2005 based upon the Company's common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day periods ending on September 30, 2005.

At December 31, 2012, the conversion price on the outstanding notes was $457.66.  If converted at December 31, 2012, the value would have exceeded the $12 million principal amount of the notes by $23 million and could have resulted in the issuance of 211,962 shares of the Company's common stock.

The 2012 Facility contains affirmative and negative covenants which, among other things, limit Roper's ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change its line of business. Roper is also subject to financial covenants which require the Company to limit its consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

The Company was in compliance with its debt covenants throughout the years ended December 31, 2012 and 2011.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2013	$519,015
2014	1,404
2015	975
2016	533
2017	500,195
Thereafter	1,000,000
$2,022,122

(10)	Fair Value

Roper's debt at December 31, 2012 included $1.9 billion of fixed-rate senior notes with the following fair values (in millions):

$500 million senior notes due 2013	$518
$400 million senior notes due 2017	399
$500 million senior notes due 2019	605
$500 million senior notes due 2022	509

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $12 million of fixed-rate convertible notes which were at fair value due to the short-term nature of the notes.  Most of Roper's other borrowings at December 31, 2012 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2012 was estimated to be the face value of these borrowings.

In October 2009, Roper entered into interest rate swap agreements with an aggregate notional amount of $500 million.  The swaps are designated as fair value hedges and effectively changed the Company's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted-average spread of 4.377% plus LIBOR.  The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy.  To account for the fair value hedge, the swap is recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. The fair value of the swap was an asset balance of $5.8 million and $11.6 million at December 31, 2012 and 2011, respectively.  The corresponding change in the fair value of the notes being hedged was an increase of $5.1 million and $11.7 million at December 31, 2012 and 2011, respectively.  The impact on earnings was immaterial in the years ended December 31, 2012, 2011 and 2010.

(11)	Retirement and Other Benefit Plans

Roper maintains eleven defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related to these plans were $16.4 million, $15.2 million and $14.0 million for 2012, 2011 and 2010, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(12)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan ("2006 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company's employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan ("2000 Plan"), and no additional grants will be made from the 2000 Plan.  The number of shares reserved for issuance under the 2006 Plan is 14,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 Plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2012, 6,941,775 shares were available to grant.

Under the Roper Industries, Inc., Employee Stock Purchase Plan ("ESPP"), all employees in the U.S. and Canada are eligible to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

Stock based compensation expense for the years ended December 31, 2012, 2011 and 2010 was as follows (in millions):

	2012	2011	2010
Stock based compensation	$40.8	$31.7	$25.2
Tax benefit recognized in net income	14.3	11.1	8.8
Windfall tax benefit, net	30.8	12.7	7.3

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $14.8 million, $12.2 million, and $9.0 million of compensation expense relating to outstanding options during 2012, 2011 and 2010, respectively, as a component of corporate and certain segment general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted in 2012, 2011 and 2010 were calculated using the following weighted-average assumptions:

	2012	2011	2010
Weighted-average fair value ($)	30.25	24.45	17.00
Risk-free interest rate (%)	0.77	1.91	2.32
Average expected option life (years)	5.24	5.34	5.38
Expected volatility (%)	36.51	35.27	34.55
Expected dividend yield (%)	0.58	0.60	0.72

The following table summarizes the Company's activities with respect to its stock option plans for the year ended December 31, 2012:

	Number of shares	Weighted-average exercise price per share	Weighted-average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2012	3,822,662	$50.44

Granted	538,100	95.27
Exercised	(1,389,069)	40.46
Canceled	(53,498)	70.01
Outstanding at December 31, 2012	2,918,195	63.15	6.52	$141,029,378
Exercisable at December 31, 2012	1,616,022	$51.44	5.18	$97,030,148

The following table summarizes information for stock options outstanding at December 31, 2012:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$11.22 - 22.45	6,850	$21.49	0.6	6,850	$21.49
22.46 - 33.67	177,412	23.57	1.2	177,412	23.57
33.68 - 44.89	205,022	41.86	5.9	205,022	41.86
44.90 - 56.12	1,306,472	53.55	5.4	1,023,369	53.78
56.13 - 67.34	26,167	63.96	6.9	15,167	64.45
67.35 - 78.56	601,581	72.85	8.2	149,577	73.18
78.57 - 89.78	68,091	84.22	8.2	38,625	84.21
89.79 - 101.01	474,100	94.25	9.1	-	-
101.02 - 112.23	52,500	104.85	9.7	-	-
$11.22 - 112.23	2,918,195	$63.15	6.5	1,616,022	$51.44

At December 31, 2012, there was $19.1 million of total unrecognized compensation expense related to nonvested options granted under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of options exercised in 2012, 2011 and 2010 was $86.0 million, $41.2 million and $27.5 million, respectively. Cash received from option exercises under all plans in 2012 and 2011 was $56.1 million and $28.2 million, respectively.

Restricted Stock Grants - During 2012 and 2011, the Company granted 374,307 and 352,330 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The weighted-average fair value of the shares granted in 2012 was $95.78 per share. The Company recorded $25.9 million, $19.5 million and $16.2 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2012, 2011 and 2010, respectively. A summary of the Company's nonvested shares activity for 2012 is as follows:
	Number of shares	Weighted-average fair value
Nonvested at January 1, 2012	753,811	$61.15
Granted	374,307	95.78
Vested	(551,051)	64.59
Forfeited	(5,162)	70.56
Nonvested at December 31, 2012	571,905	$80.96

At December 31, 2012, there was $31.6 million of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. There were 551,051 and 264,848 shares that vested during 2012 and 2011, respectively. Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder's equity at December 31, 2012.

Employee Stock Purchase Plan - During 2012, 2011 and 2010, participants of the ESPP purchased 22,863, 27,756 and 29,439 shares, respectively, of Roper's common stock for total consideration of $2.2 million, $2.1 million, and $1.7 million, respectively. All of these shares were purchased from Roper's treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2012, 2011 and 2010.

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

Roper's rent expense was $26.8 million, $29.7 million and $29.1 million for 2012, 2011 and 2010, respectively. Roper's future minimum property lease commitments are as follows (in millions):

2013	$23.4
2014	17.4
2015	14.3
2016	12.5
2017	7.4
Thereafter	3.0
Total	$78.0

A summary of the Company's warranty accrual activity is presented below (in thousands):

	2012	2011	2010
Balance, beginning of year	$8,147	$7,038	$7,341
Additions charged to costs and expenses	11,845	8,846	5,671
Deductions	(10,287)	(7,716)	(5,895)
Other	50	(21)	(79)
Balance, end of year	$9,755	$8,147	$7,038

Other included warranty balances at acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments, reclassifications and other.

At December 31, 2012 the Company had outstanding surety bonds of $402 million.

(14)	Segment and Geographic Area Information

Roper's operations are reported in four segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Medical & Scientific Imaging, and RF Technology. Products included within the Industrial Technology segment are water and fluid handling pumps, flow measurement and metering equipment, industrial valves and controls, and equipment and consumables for materials analysis and industrial leak testing. The Energy Systems and Controls segment's products include control systems, equipment and consumables for fluid properties testing, vibration sensors and other non-destructive inspection and measurement products and services. The Medical and Scientific Imaging segment offers medical products and software, high performance digital imaging products and software and handheld and vehicle mounted computers. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service applications in the freight matching and food industries and utility metering and remote monitoring applications.  Roper's management structure and internal reporting are aligned consistently with these four segments.

There were no material transactions between Roper's business segments during 2012, 2011 and 2010. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, deferred tax assets, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2012, 2011 and 2010 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Corporate	Total
2012
Net sales	$795,240	$646,116	$703,835	$848,298	$-	$2,993,489
Operating profit	244,691	179,824	187,246	223,335	(77,509)	757,587
Assets:
Operating assets	225,620	199,016	232,527	251,721	24,731	933,615
Intangible assets, net	590,175	555,667	2,631,085	1,790,797	-	5,567,724
Other	100,102	80,230	114,834	51,044	223,555	569,765
Total						7,071,104
Capital expenditures	14,030	5,532	8,253	9,765	825	38,405
Depreciation and other amortization	21,754	19,671	50,309	62,629	385	154,748
2011
Net sales	$737,356	$597,802	$610,617	$851,314	$-	$2,797,089
Operating profit	208,188	157,960	148,376	202,877	(56,862)	660,539
Assets:
Operating assets	219,180	194,527	176,893	237,719	19,824	848,143
Intangible assets, net	597,769	535,606	971,584	1,855,609	-	3,960,568
Other	32,054	64,753	49,599	31,911	332,389	510,706
Total						5,319,417
Capital expenditures	11,153	6,889	12,498	9,634	528	40,702
Depreciation and other amortization	23,119	18,177	34,224	64,329	294	140,143
2010
Net sales	$607,564	$503,897	$548,718	$725,933	$-	$2,386,112
Operating profit	162,009	120,427	130,558	150,711	(49,411)	514,294
Assets:
Operating assets	179,458	166,554	170,955	256,016	17,517	790,500
Intangible assets, net	610,542	518,849	791,611	1,911,291	-	3,832,293
Other	54,822	62,637	59,375	40,913	228,984	446,731
Total						5,069,524
Capital expenditures	8,849	3,466	7,269	8,976	31	28,591
Depreciation and other amortization	23,660	18,472	27,991	52,709	189	123,021

Summarized data for Roper's U.S. and foreign operations (principally in Canada, Europe and Asia) for 2012, 2011 and 2010, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):

	United States	Non-U.S.	Eliminations	Total
2012
Sales to unaffiliated customers	$2,174,443	$819,046	$-	$2,993,489
Sales between geographic areas	140,864	111,813	(252,677)	-
Net sales	$2,315,307	$930,859	$(252,677)	$2,993,489
Long-lived assets	$125,015	$35,702	$-	$160,717
2011
Sales to unaffiliated customers	$1,985,756	$811,333	$-	$2,797,089
Sales between geographic areas	153,121	229,583	(382,704)	-
Net sales	$2,138,877	$1,040,916	$(382,704)	$2,797,089
Long-lived assets	$135,399	$35,729	$-	$171,128
2010
Sales to unaffiliated customers	$1,758,797	$627,315	$-	$2,386,112
Sales between geographic areas	125,202	174,265	(299,467)	-
Net sales	$1,883,999	$801,580	$(299,467)	$2,386,112
Long-lived assets	$104,147	$29,834	$-	$133,981

Export sales from the U.S. during the years ended December 31, 2012, 2011 and 2010 were $459 million, $410 million and $358 million, respectively. In the year ended December 31, 2012, these exports were shipped primarily to Asia (35%), Europe (21%), Canada (16%), Middle East (13%), South America (6%) and other (9%).

Sales to customers outside the U.S. accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper's net sales for the years ended December 31, 2012, 2011 and 2010 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
2012
Canada	$94,035	$39,836	$21,308	$47,371	$202,550
Europe	104,105	148,360	161,075	64,492	478,032
Asia	75,113	121,997	111,642	6,465	315,217
Middle East	3,846	47,866	4,613	30,125	86,450
Rest of the world	34,091	68,275	20,500	9,293	132,161
Total	$311,190	$426,334	$319,140	$157,746	$1,214,410
2011
Canada	$64,864	$39,547	$21,127	$40,636	$166,174
Europe	110,656	148,767	162,725	88,741	510,889
Asia	67,093	118,565	86,807	8,833	281,298
Middle East	3,964	44,792	5,062	28,406	82,224
Rest of the world	33,721	63,064	17,194	9,790	123,769
Total	$280,298	$414,735	$292,915	$176,406	$1,164,354

2010
Canada	$44,678	$27,360	$15,306	$35,270	$122,614
Europe	91,815	135,019	126,116	64,605	417,555
Asia	49,232	100,094	79,343	5,389	234,058
Middle East	2,805	34,912	5,853	22,387	65,957
Rest of the world	22,328	55,280	15,169	10,542	103,319
Total	$210,858	$352,665	$241,787	$138,193	$943,503

(15)	Concentration of Risk

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

Trade receivables subject the Company to the potential for credit risk with customers. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition.

(16)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2012
Net sales	$711,066	$724,872	$747,641	$809,910
Gross profit	391,193	397,608	416,555	466,361
Income from operations	170,304	178,784	183,257	225,242
Net earnings	108,309	114,813	116,708	143,530

Earnings from continuing operations per common share:
Basic	1.12	1.18	1.19	1.46
Diluted	1.09	1.15	1.17	1.44

2011
Net sales	$645,309	$699,871	$712,705	$739,204
Gross profit	350,096	377,063	382,556	405,849
Income from operations	142,000	163,970	167,215	187,354
Net earnings	88,979	106,311	110,281	121,676

Earnings from continuing operations per common share:
Basic	0.93	1.11	1.15	1.26
Diluted	0.91	1.08	1.12	1.23

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011 and 2010

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2012	$ 10,636	$ 4,573	$ (2,403)	$ 3,170	$ 15,976
2011	10,349	2,816	(2,842)	313	10,636
2010	11,187	1,558	(2,900)	504	10,349
Reserve for inventory obsolescence
2012	$ 35,224	$ 14,736	$ (8,253)	$ 260	$ 41,967
2011	32,516	11,407	(8,848)	149	35,224
2010	29,037	12,905	(9,125)	(301)	32,516

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

ITEM 9A.   CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded acquisitions completed during 2012 from its assessment of internal control over financial reporting as of December 31, 2012.  These acquisitions are wholly-owned subsidiaries whose excluded aggregate assets represent 2.1%, and whose aggregate total revenues represent 1.1%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

Evaluation of Disclosure Controls and Procedures
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2012.
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
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2012 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on May 24, 2013, as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

"Proposal 1: Election of Directors;" "Section 16(a) Beneficial Ownership Reporting Compliance;" "Corporate Governance;" "Executive Officers;" "Audit Committee Report;" and "Board Committees and Meetings."

ITEM 11.	EXECUTIVE COMPENSATION

"Compensation Discussion and Analysis;" "Executive Compensation;" "Director Compensation;" "Compensation Committee Interlocks and Insider Participation;" and "Compensation Committee Report."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

"Beneficial Ownership."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,490,100	$66.07	6,941,775
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	3,490,100	$66.07	6,941,775

(1)	Consists of the Amended and Restated 2000 Stock Incentive Plan (no additional equity awards may be granted under this plan) and the Amended and Restated 2006 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

"Review and Approval of Related Person Transactions" and "Director Independence."

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "Proposal 5: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2013."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement, dated as of July 28, 2012 among Sunquest Holdings, Inc., the selling shareholders named therein and Roper Industries, Inc.
(b)3.1	Amended and Restated Certificate of Incorporation.
(c)3.2	Amended and Restated By-Laws.
(d)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(e)3.4	Certificate Eliminating References to Roper Industries, Inc.'s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(f)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(g)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(h)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(i)4.5	Second Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 7, 2004.
(j)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(k)4.7	Form of Note.
(l)4.8	Form of 6.625% Notes due 2013.
(m)4.9	Form of 6.25% Senior Notes due 2019.
(n)4.10	Form of 1.850% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022. (included in Exhibit 4.10).
(o)10.01	Form of Amended and Restated Indemnification Agreement. †
(p)10.02	Employee Stock Purchase Plan, as amended and restated. †
(q)10.03	2000 Stock Incentive Plan, as amended. †
(r)10.04	Non-Qualified Retirement Plan, as amended. †
(s)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(t)10.06
Credit Agreement, dated as of July 27, 2012, among Roper Industries, Inc., as parent borrower, the foreign subsidiary borrowers of Roper Industries, Inc. from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Ltd., Barclays Bank PLC, Mizuho Corporate Bank, Ltd. and SunTrust Bank, as documentation agents, Wells Fargo Bank, N.A. and Bank of America Securities, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

(u)10.07	Form of Executive Officer Restricted Stock Award Agreement. †
(u)10.08	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(v)10.09	Offer letter for John Humphrey, dated March 31, 2006. †
(w)10.10	Amended and Restated 2006 Incentive Plan. †
(x)10.11	Form of Restricted Stock Agreement for Non-Employee Directors. †
(x)10.12	Form of Restricted Stock Agreement for Employees. †
(x)10.13	Form of Incentive Stock Option Agreement. †
(x)10.14	Form of Non-Statutory Stock Option Agreement. †
(y)10.15	Director Compensation Plan, as amended. †
(z)10.16	David B. Liner offer letter dated July 21, 2005. †
(z)10.17	Amendment to John Humphrey offer letter. †
(z)10.18	Amendment to David B. Liner offer letter. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2012 (file no. 1-12273).
(b)
Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed March 17, 2003 (file no. 1-12273), as amended by the Certificate Eliminating References to the Company's Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006, incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).

(c)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012 (file no. 1-12273).
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(l)	Incorporated herein by reference to Exhibit 4.09 to the Roper Industries, Inc. Current Report on Form 8-K filed August 4, 2008 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed August 2, 2012 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
(w)	Incorporated herein by reference to Appendix A to the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
(x)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(y)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(z)	Incorporated herein by reference to Exhibits 10.20, 10.21 and 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ BRIAN D. JELLISON	February 25, 2013
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 25, 2013
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Executive Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 25, 2013

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 25, 2013

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 25, 2013

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 25, 2013

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 25, 2013

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 25, 2013

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 25, 2013

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 25, 2013

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 25, 2013