Form 10-Q
period 2013-03-31
ROPER INDUSTRIES INC
filed 2013-05-09
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The number of shares outstanding of the Registrant's common stock as of May 3, 2013 was 99,018,313.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012

Net sales	$737,135	$711,066
Cost of sales	315,559	319,873
Gross profit	421,576	391,193

Selling, general and administrative expenses	236,399	220,889
Income from operations	185,177	170,304

Interest expense, net	20,858	15,483
Other expense, net	2,492	490

Earnings before income taxes	161,827	154,331

Income taxes	36,913	46,022

Net earnings	$124,914	$108,309

Earnings per share:
Basic	$1.26	$1.12
Diluted	1.25	1.09

Weighted average common shares outstanding:
Basic	98,876	97,039
Diluted	99,986	99,307

Dividends declared per common share	$0.1650	$0.1375

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2013	2012

Net earnings	$124,914	$108,309

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(38,489)	19,161

Total other comprehensive income/(loss), net of tax	(38,489)	19,161

Comprehensive income	$86,425	$127,470

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2013	December 31, 2012
ASSETS:

Cash and cash equivalents	$430,022	$370,590
Accounts receivable, net	483,861	526,408
Inventories, net	200,023	190,867
Deferred taxes	47,372	41,992
Unbilled receivables	84,948	72,193
Other current assets	38,830	43,492
Total current assets	1,285,056	1,245,542

Property, plant and equipment, net	110,637	110,397
Goodwill	3,848,078	3,868,857
Other intangible assets, net	1,657,893	1,698,867
Deferred taxes	82,288	78,644
Other assets	69,038	68,797

Total assets	$7,052,990	$7,071,104

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$138,541	$138,340
Accrued compensation	80,043	110,724
Deferred revenue	190,678	185,912
Other accrued liabilities	133,403	128,351
Income taxes payable	15,378	-
Deferred taxes	8,216	3,868
Current portion of long-term debt, net	516,514	519,015
Total current liabilities	1,082,773	1,086,210

Long-term debt, net of current portion	1,403,259	1,503,107
Deferred taxes	701,567	707,278
Other liabilities	83,215	86,783
Total liabilities	3,270,814	3,383,378

Commitments and contingencies

Common stock	1,010	1,006
Additional paid-in capital	1,182,304	1,158,001
Retained earnings	2,598,434	2,489,858
Accumulated other comprehensive earnings	20,048	58,537
Treasury stock	(19,620)	(19,676)
Total stockholders' equity	3,782,176	3,687,726

Total liabilities and stockholders' equity	$7,052,990	$7,071,104

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$124,914	$108,309
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,342	9,449
Amortization of intangible assets	34,099	26,018
Amortization of deferred financing costs	837	591
Non-cash stock compensation	12,977	9,954
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	27,590	20,666
Unbilled receivables	(13,136)	(4,698)
Inventories	(11,687)	(7,462)
Accounts payable and accrued liabilities	(25,510)	(35,936)
Income taxes payable	16,348	13,720
Other, net	(4,506)	846
Cash provided by operating activities	171,268	141,457

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2,240)	(19,007)
Capital expenditures	(11,205)	(10,008)
Proceeds from sale of assets	236	464
Other, net	(1)	(245)
Cash used in investing activities	(13,210)	(28,796)

Cash flows from financing activities:
Payments under revolving line of credit	(100,000)	-
Principal payments on convertible notes	(52)	(6,297)
Cash premiums paid on convertible note conversions	(109)	(6,576)
Cash dividends to stockholders	-	(13,290)
Proceeds from stock based compensation, net	6,229	16,873
Stock award tax excess windfall benefit	4,364	7,505
Treasury stock sales	642	600
Other	122	(1,089)
Cash used in financing activities	(88,804)	(2,274)

Effect of foreign currency exchange rate changes on cash	(9,822)	3,230

Net increase in cash and cash equivalents	59,432	113,617

Cash and cash equivalents, beginning of period	370,590	338,101

Cash and cash equivalents, end of period	$430,022	$451,718

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2012	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726

Net earnings	-	-	124,914	-	-	124,914
Stock option exercises	2	9,589	-	-	-	9,591
Treasury stock sold	-	587	-	-	56	643
Currency translation adjustments, net of $1,316 tax	-	-	-	(38,489)	-	(38,489)
Stock based compensation	-	12,969	-	-	-	12,969
Restricted stock activity	2	(3,349)	-	-	-	(3,347)
Stock option tax benefit, net of shortfalls	-	4,312	-	-	-	4,312
Conversion of senior subordinated convertible notes, net of $304 tax	-	195	-	-	-	195
Dividends declared	-	-	(16,338)	-	-	(16,338)
Balances at March 31, 2013	$1,010	$1,182,304	$2,598,434	$20,048	$(19,620)	$3,782,176

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2013

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2013 and 2012 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in the 2012 Annual Report on Form 10-K ("Annual Report") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its 2012 Annual Report filed on February 25, 2013 with the Securities and Exchange Commission ("SEC").

2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to accounting rules related to the testing of indefinite-lived intangibles.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test prescribed under current accounting rules.   Roper adopted this guidance on January 1, 2013.  The guidance did not have an impact on the Company's results of operations, financial position or cash flows.

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

	Three months ended March 31,
	2013	2012
Basic shares outstanding	98,876	97,039
Effect of potential common stock
Common stock awards	892	1,140
Senior subordinated convertible notes	218	1,128
Diluted shares outstanding	99,986	99,307

For the three months ended March 31, 2013 there were 568,850 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 454,165 outstanding stock options that would have been antidilutive for the three months ended March 31, 2012.

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

The following table provides information regarding the Company's stock based compensation expense (in thousands):

	Three months ended March 31,
	2013	2012
Stock based compensation	$ 12,977	$ 9,954
Tax effect recognized in net income	4,542	3,484
Windfall tax benefit, net	4,312	7,415

Stock Options - In the quarter ended March 31, 2013, 447,850 options were granted with a weighted average fair value of $36.53 per option. During the same period in 2012, 383,600 options were granted with a weighted average fair value of $29.65 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Three months ended March 31,
	2013	2012
Fair value per share ($)	36.53	29.65
Risk-free interest rate (%)	0.80	0.82
Expected option life (years)	5.18	5.22
Expected volatility (%)	36.29	36.56
Expected dividend yield (%)	0.57	0.59

Cash received from option exercises for the three months ended March 31, 2013 and 2012 was $9.1 million and $16.9 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2013, 261,390 restricted stock awards were granted with a weighted average fair value of $115.36 per restricted share. During the same period in 2012, 258,057 restricted stock awards were granted with a weighted average fair value of $93.62 per restricted share. All grants were issued at grant date fair value.

During the quarter ended March 31, 2013, 103,795 restricted awards vested with a weighted average grant date fair value of $57.64 per restricted share, and a weighted average vest date fair value of $120.14 per restricted share.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2013 and 2012, participants of the employee stock purchase plan purchased 5,594 and 6,764 shares, respectively, of Roper's common stock for total consideration of $0.64 million and $0.60 million, respectively. All shares were purchased from Roper's treasury shares.

5.	Inventories

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials and supplies	$125,415	$121,573
Work in process	31,265	29,725
Finished products	85,929	81,536
Inventory reserves	(42,586)	(41,967)
	$200,023	$190,867

6.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment is as follows (in thousands):
	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
Balances at December 31, 2012	$421,755	$404,057	$1,772,402	$1,270,643	$3,868,857
Other	-	-	-	445	445
Currency translation adjustments	(6,167)	(2,491)	(6,136)	(6,430)	(21,224)
Balances at March 31, 2013	$415,588	$401,566	$1,766,266	$1,264,658	$3,848,078

Other intangible assets are comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,509,339	$(379,535)	$1,129,804
Unpatented technology	198,609	(97,487)	101,122
Software	160,520	(44,256)	116,264
Patents and other protective rights	40,399	(20,312)	20,087
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	331,590	-	331,590
Balances at December 31, 2012	$2,241,957	$(543,090)	$1,698,867

Assets subject to amortization:
Customer related intangibles	$1,502,897	$(400,227)	$1,102,670
Unpatented technology	206,867	(103,202)	103,665
Software	160,153	(47,744)	112,409
Patents and other protective rights	30,272	(20,894)	9,378
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	329,771	-	329,771
Balances at March 31, 2013	$2,231,460	$(573,567)	$1,657,893

Amortization expense of other intangible assets was $33,084 and $25,034 during the three months ended March 31, 2013 and 2012, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an impairment in 2013. The Company expects to perform the annual analysis during the fourth quarter.

7.	Debt

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the three month period ended March 31, 2013, 113 notes were converted by note holders for $0.16 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.3 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At March 31, 2013, the conversion of 3,495 notes was pending, with a settlement date of April 4, 2013.  The conversion resulted in the payment of $5.5 million in cash.

At March 31, 2013, the conversion price on the remaining outstanding notes was $461.87.  If converted at March 31, 2013, the value would have exceeded the $10 million principal amount of the outstanding notes by $24 million and could have resulted in the issuance of 193,257 shares of Roper's common stock.

8.	Fair Value of Financial Instruments

Roper's debt at March 31, 2013 included $1.9 billion of fixed-rate senior notes with the following fair values (in millions):

$500 million senior notes due 2013	$512
$400 million senior notes due 2017	403
$500 million senior notes due 2019	604
$500 million senior notes due 2022	498

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $12 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.   At March 31, 2013, an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate ("LIBOR").

The swaps are recorded at fair value in the balance sheet as assets or liabilities, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At March 31, 2013, the fair value of the swap was an asset balance of $3.4 million and was reported in other current assets. There was a corresponding increase of $2.6 million in the notes being hedged, which was reported as current portion of long-term debt.  The impact on earnings for the three months ended March 31, 2013 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2013 is presented below (in thousands):
Balance at December 31, 2012	$9,755
Additions charged to costs and expenses	2,624
Deductions	(2,219)
Other	(177)
Balance at March 31, 2013	$9,983

10.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2013	2012	Change
Net sales:
Industrial Technology	$182,239	$195,136	(6.6)%
Energy Systems & Controls	145,642	148,602	(2.0)
Medical & Scientific Imaging	200,444	162,811	23.1
RF Technology	208,810	204,517	2.1
Total	$737,135	$711,066	3.7%
Gross profit:
Industrial Technology	$93,311	$98,663	(5.4)%
Energy Systems & Controls	80,906	80,408	0.6
Medical & Scientific Imaging	134,869	106,186	27.0
RF Technology	112,490	105,936	6.2
Total	$421,576	$391,193	7.8%
Operating profit*:
Industrial Technology	$52,945	$57,507	(7.9)%
Energy Systems & Controls	35,722	35,657	0.2
Medical & Scientific Imaging	59,928	43,362	38.2
RF Technology	56,630	50,353	12.5
Total	$205,225	$186,879	9.8%
Long-lived assets:
Industrial Technology	$45,626	$42,698	6.9%
Energy Systems & Controls	19,032	19,439	(2.2)
Medical & Scientific Imaging	40,198	45,602	(11.8)
RF Technology	29,158	29,832	(2.3)
Total	$134,014	$137,571	(2.6)%

* Segment operating profit is before unallocated corporate general and administrative expenses of $20,048 and $16,575 for the three months ended March 31, 2013 and 2012, respectively.

11.	Subsequent Events

On May 1, 2013, Roper acquired Managed Health Care Associates, Inc. ("MHA"), in an all-cash transaction valued at $1.0 billion.  MHA is a leading provider of services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2012 as filed on February 25, 2013 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Overview

Roper Industries, Inc. ("Roper," "we" or "us") is a diversified growth company that designs, manufactures and distributes radio frequency ("RF") products, services and application software, industrial technology products, energy systems and controls and medical and scientific imaging products and software. We market these products and services to a broad range of markets, including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

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

Critical Accounting Policies

There were no material changes during the quarter ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report on Form 10-K filed on February 25, 2013.

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

	Three months ended March 31,
	2013	2012
Net sales:
Industrial Technology	$182,239	$195,136
Energy Systems & Controls	145,642	148,602
Medical & Scientific Imaging	200,444	162,811
RF Technology	208,810	204,517
Total	$737,135	$711,066
Gross profit:
Industrial Technology	51.2%	50.6%
Energy Systems & Controls	55.6%	54.1%
Medical & Scientific Imaging	67.3%	65.2%
RF Technology	53.9%	51.8%
Total	57.2%	55.0%
Selling, general & administrative expenses:
Industrial Technology	22.2%	21.1%
Energy Systems & Controls	31.0	30.1
Medical & Scientific Imaging	37.4	38.6
RF Technology	26.8	27.2
Total	29.4	28.7
Segment operating profit:
Industrial Technology	29.1%	29.5%
Energy Systems & Controls	24.5	24.0
Medical & Scientific Imaging	29.9	26.6
RF Technology	27.1	24.6
Total	27.8	26.3
Corporate administrative expenses	(2.7)	(2.3)
	25.1	24.0
Interest expense	(2.8)	(2.2)
Other expense	(0.3)	(0.1)
Earnings before income taxes	22.0	21.7
Income taxes	(5.0)	(6.5)
Net earnings	16.9%	15.2%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net sales for the quarter ended March 31, 2013 were $737.1 million as compared to $711.1 million in the prior year quarter, an increase of 4%. The increase was the result of sales from acquisitions of 7%, and negative organic growth of 3%.  Acquisitions included those completed in 2012.

In our Industrial Technology segment, net sales were down 7% to $182.2 million in the first quarter of 2013 as compared to $195.1 million in the first quarter of 2012, due primarily to the loss of a customer at our water metering business and lower sales at our materials testing business.  Gross margins increased to 51.2% for the first quarter of 2013 as compared to 50.6% in the first quarter of 2012 due to product mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 22.2% in the current year quarter from 21.1% in the prior year quarter due to negative operating leverage on lower sales volume. The resulting operating profit margins were 29.1% in the first quarter of 2013 as compared to 29.5% in the first quarter of 2012.

Net sales in our Energy Systems & Controls segment decreased by 2% to $145.6 million during the first quarter of 2013 compared to $148.6 million in the first quarter of 2012.  Acquisitions added 1% while organic sales decreased by 3%.  The decrease in organic sales was due to lower sales in our industrial pressure sensors business.  Gross margins increased to 55.6% in the first quarter of 2013, as compared to 54.1% in the first quarter of 2012 due to product mix. SG&A expenses as a percentage of net sales were 31.0% compared to 30.1% in the prior year quarter due to negative operating leverage on lower sales volume. As a result, operating margins were 24.5% in the first quarter of 2013 as compared to 24.0% in the first quarter of 2012.

Our Medical & Scientific Imaging segment net sales increased by 23% to $200.4 million in the first quarter of 2013 as compared to $162.8 million in the first quarter of 2012.  Acquisitions completed in 2012 accounted for 32% of the increase, with negative organic growth of 8% due to decreased sales in our electron microscopy and imaging businesses. The foreign exchange impact was a negative 1%.  Gross margins increased to 67.3% in the first quarter of 2013 from 65.2% in the first quarter of 2012 due primarily to additional sales from medical products which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.4% in the first quarter of 2013 as compared to 38.6% in the first quarter of 2012 due to additional sales from medical products which have a lower fixed-cost structure.  As a result, operating margins were 29.9% in the first quarter of 2013 as compared to 26.6% in the first quarter of 2012.

In our RF Technology segment, net sales were $208.8 million in the first quarter of 2013 as compared to $204.5 million in the first quarter of 2012, an increase of 2%.  The increase was due primarily to growth in our toll and traffic and security solutions businesses.  Gross margins increased to 53.9% as compared to 51.8% in the prior year quarter due to a more favorable product mix and operating leverage on higher sales volume. SG&A expenses as a percentage of net sales in the first quarter of 2013 decreased to 26.8% as compared to 27.2% in the prior year due to operating leverage on higher sales volume. As a result, operating profit margins were 27.1% in 2013 as compared to 24.6% in 2012.

Corporate expenses were $20.0 million, or 2.7% of sales, in the first quarter of 2013 as compared to $16.6 million, or 2.3% of sales, in the first quarter of 2012.  The increase was due to higher stock-based compensation resulting from higher stock prices.

Interest expense was $20.9 million for the first quarter of 2013 as compared to $15.5 million in the first quarter of 2012.  The increase was due to higher average outstanding debt balances related to 2012 acquisitions, offset in part by lower average interest rates.

Other expense increased to $2.5 million in the first quarter of 2013 as compared to $0.5 million in the first quarter of 2012 due to foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes were 22.8% of pretax earnings in the current quarter, lower than the prior year rate of 29.8%. The reduction was due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the adjustment of tax balances which were immaterial to any covered period.

At March 31, 2013, the functional currencies of most of our European and our Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2012. The currency changes resulted in a pretax decrease of $40 million in the foreign exchange component of comprehensive earnings for the current year quarter, $21 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended March 31, 2013, the functional currencies of our Canadian and some of our European subsidiaries were weaker against the U.S. dollar as compared to the quarter ended March 31, 2012.  The difference in operating profits related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the first quarter of 2013 compared to the prior year quarter.

Net orders were $793.6 million for the quarter, 9% higher than the first quarter 2012 net order intake of $729.4 million.  Our order backlog at March 31, 2013 was 17% higher as compared to March 31, 2012. Acquisitions completed in 2012 contributed 8% to the current quarter orders and 15% to the current quarter order backlog.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2013	2012	2013	2012
Industrial Technology	$179,807	$204,002	$126,993	$152,606
Energy Systems & Controls	157,537	153,376	120,921	126,262
Medical & Scientific Imaging	216,121	168,336	247,959	124,681
RF Technology	240,118	203,672	501,065	447,085
Total	$793,583	$729,386	$996,938	$850,634

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	2013	2012
Cash provided by/(used in):
Operating activities	$171.3	$141.5
Investing activities	(13.2)	(28.8)
Financing activities	(88.8)	(2.3)

Operating activities - Net cash provided by operating activities increased by 21.1% to $171.3 million in the first quarter of 2013 as compared to $141.5 million in the first quarter of 2012 due to higher net earnings and increased amortization of other intangibles related to acquisitions and stock-based compensation.

Investing activities - Cash used in investing activities during the first quarter of 2013 was primarily for capital expenditures, and was primarily for business acquisitions and capital expenditures in the first quarter of 2012.

Financing activities - Cash used in financing activities in the current year quarter, and was primarily for debt principal repayments and primarily for dividends and debt principal repayments in the prior year quarter.  Cash provided by financing activities in the first quarters of 2013 and 2012 was primarily from stock option proceeds. Net debt payments were $100.1 million in the three months ended March 31, 2013 as compared to $6.3 million in the three months ended March 31, 2012.

Total debt at March 31, 2013 consisted of the following (amounts in thousands):

$500 million senior notes due 2013*	$502,586
$400 million senior notes due 2017	400,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	11,647
Revolving Facility	-
Other	5,540
Total debt	1,919,773
Less current portion	516,514
Long-term debt	$1,403,259

*Shown including fair value swap adjustment of $2,586.

The interest rate on borrowings under our $1.5 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2013, there were no outstanding borrowings under the facility.  At March 31, 2013, we had $5.5 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $41 million of outstanding letters of credit.

The cash and short-term investments at our foreign subsidiaries at March 31, 2013 totaled $312 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2013.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $288.8 million at March 31, 2013 compared to $307.8 million at December 31, 2012, reflecting decreases in working capital due primarily to improved receivables collection. Total debt was $1.92 billion at March 31, 2013 as compared to $2.02 billion at December 31, 2012, due to the use of operating cash flows to reduce outstanding debt.   Our leverage is shown in the following table:

	March 31, 2013	December 31, 2012
Total Debt	$1,919,773	$2,022,122
Cash	(430,022)	(370,590)
Net Debt	1,489,751	1,651,532
Stockholders' Equity	3,782,176	3,687,726
Total Net Capital	$5,271,927	$5,339,258

Net Debt / Total Net Capital	28.3%	30.9%

At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $11.2 million and $10.0 million were incurred during the first quarters of 2013 and 2012, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2012 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2013.

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

Part II.                                        OTHER INFORMATION

Item 1.                                        Legal Proceedings

Information pertaining to legal proceedings can be found in Note 9 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, and is incorporated by reference herein.

Item 1A.                                        Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed on February 25, 2013 with the SEC. See also, "Information about Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 9, 2013
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	May 9, 2013
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 9, 2013
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                                            Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.