Form 10-Q/A
period 2013-03-31
ROPER INDUSTRIES INC
filed 2013-05-10
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.q

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended March 31, 2013 ("Form 10-Q"), as filed with the Security and Exchange Commission on May 9, 2013, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statement of Operations, (ii) the unaudited Consolidated Balance Sheet, (iii) the unaudited Consolidated Statement of Cash Flows, and (iv) the unaudited Notes to Financial Statements.

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