Form 10-Q
period 2013-06-30
ROPER INDUSTRIES INC
filed 2013-08-07
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

The number of shares outstanding of the Registrant's common stock as of August 1, 2013 was 99,183,286.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$784,010	$724,872	$1,521,145	$1,435,938
Cost of sales	338,503	327,264	654,062	647,137
Gross profit	445,507	397,608	867,083	788,801

Selling, general and administrative expenses	265,761	218,824	502,160	439,713
Income from operations	179,746	178,784	364,923	349,088

Interest expense, net	22,361	15,077	43,219	30,560
Other income/(expense), net	2,536	(574)	44	(1,064)

Earnings before income taxes	159,921	163,133	321,748	317,464

Income taxes	48,568	48,320	85,481	94,342

Net earnings	$111,353	$114,813	$236,267	$223,122

Net earnings per share:
Basic	$1.12	$1.18	$2.39	$2.29
Diluted	1.11	1.15	2.36	2.24

Weighted average common shares outstanding:
Basic	99,089	97,460	98,983	97,249
Diluted	100,162	99,619	100,071	99,500

Dividends declared per common share	$0.1650	$0.1375	$0.3300	$0.2750

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net earnings	$111,353	$114,813	$236,267	$223,122

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(3,632)	(33,208)	(42,121)	(14,047)

Total other comprehensive income/(loss), net of tax	(3,632)	(33,208)	(42,121)	(14,047)

Comprehensive income	$107,721	$81,605	$194,146	$209,075

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30, 2013	December 31, 2012
ASSETS:

Cash and cash equivalents	$374,571	$370,590
Accounts receivable, net	547,572	526,408
Inventories, net	197,458	190,867
Deferred taxes	58,582	41,992
Unbilled receivables	84,319	72,193
Other current assets	65,633	43,492
Total current assets	1,328,135	1,245,542

Property, plant and equipment, net	115,677	110,397
Goodwill	4,521,774	3,868,857
Other intangible assets, net	2,084,677	1,698,867
Deferred taxes	86,579	78,644
Other assets	76,900	68,797

Total assets	$8,213,742	$7,071,104

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$139,296	$138,340
Accrued compensation	83,862	110,724
Deferred revenue	209,249	185,912
Other accrued liabilities	171,050	128,351
Deferred taxes	10,595	3,868
Current portion of long-term debt, net	512,799	519,015
Total current liabilities	1,126,851	1,086,210

Long-term debt, net of current portion	2,245,424	1,503,107
Deferred taxes	856,551	707,278
Other liabilities	95,368	86,783
Total liabilities	4,324,194	3,383,378

Commitments and contingencies (Note 10)

Common stock	1,012	1,006
Additional paid-in capital	1,198,269	1,158,001
Retained earnings	2,693,421	2,489,858
Accumulated other comprehensive earnings	16,416	58,537
Treasury stock	(19,570)	(19,676)
Total stockholders' equity	3,889,548	3,687,726

Total liabilities and stockholders' equity	$8,213,742	$7,071,104

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$236,267	$223,122
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	18,742	18,950
Amortization of intangible assets	71,794	52,289
Amortization of deferred financing costs	1,802	1,181
Non-cash stock compensation	26,284	19,704
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	10,636	(2,321)
Unbilled receivables	(12,483)	(10,244)
Inventories	(10,362)	(5,452)
Accounts payable and accrued liabilities	(9,091)	(20,371)
Income taxes payable	(17,925)	(18,615)
Other, net	(4,657)	2,540
Cash provided by operating activities	311,007	260,783

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,007,513)	(36,872)
Capital expenditures	(21,889)	(20,532)
Proceeds from sale of assets	1,349	1,018
Other, net	(35)	(474)
Cash used in investing activities	(1,028,088)	(56,860)

Cash flows from financing activities:
Proceeds from senior notes	800,000	-
Payments under revolving line of credit, net	(58,000)	-
Principal payments on convertible notes	(1,671)	(13,215)
Cash premiums paid on convertible note conversions	(4,040)	(19,149)
Debt issuance costs	(7,517)	-
Cash dividends to stockholders	(16,338)	(26,673)
Proceeds from stock based compensation, net	10,998	28,314
Stock award tax excess windfall benefit	5,654	11,070
Treasury stock sales	1,250	1,123
Other	576	(1,107)
Cash provided by/(used in) financing activities	730,912	(19,637)

Effect of foreign currency exchange rate changes on cash	(9,850)	(3,489)

Net increase in cash and cash equivalents	3,981	180,797

Cash and cash equivalents, beginning of period	370,590	338,101

Cash and cash equivalents, end of period	$374,571	$518,898

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2012	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726

Net earnings	-	-	236,267	-	-	236,267
Stock option exercises	3	14,408	-	-	-	14,411
Treasury stock sold	-	1,144	-	-	106	1,250
Currency translation adjustments, net of $2,707 tax	-	-	-	(42,121)	-	(42,121)
Stock based compensation	-	26,289	-	-	-	26,289
Restricted stock activity	3	(3,402)	-	-	-	(3,399)
Stock option tax benefit, net of shortfalls	-	5,557	-	-	-	5,557
Conversion of senior subordinated convertible notes, net of $312 tax	-	(3,728)	-	-	-	(3,728)
Dividends declared	-	-	(32,704)	-	-	(32,704)

Balances at June 30, 2013	$1,012	$1,198,269	$2,693,421	$16,416	$(19,570)	$3,889,548

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2013

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in the 2012 Annual Report on Form 10-K ("Annual Report") filed on February 25, 2013 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Any ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company's results of operations, financial position or cash flows.

In July 2012, the FASB issued an amendment to accounting rules related to the testing of indefinite-lived intangibles.  The new accounting rules permit an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test prescribed under current accounting rules.   Roper adopted this guidance on January 1, 2013.  The guidance did not have an impact on the Company's results of operations, financial position or cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic shares outstanding	99,089	97,460	98,983	97,249
Effect of potential common stock:
Common stock awards	882	1,129	884	1,172
Senior subordinated convertible notes	191	1,030	204	1,079
Diluted shares outstanding	100,162	99,619	100,071	99,500

For the three and six month periods ended June 30, 2013 there were 579,350 and 587,350 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 401,600 and 408,100 outstanding stock options, respectively, that would have been antidilutive for the three and six month periods ended June 30, 2012.

4.	Business Acquisitions

On May 1, 2013, Roper acquired 100% of the shares of Managed Health Care Associates, Inc. ("MHA"), in a $1.0 billion all-cash transaction.  MHA is a leading provider of services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting. The acquisition of MHA complements and expands the Company's medical platform.  MHA is reported in the Medical & Scientific Imaging segment.

During the six month period ended June 30, 2013, the Company expensed transaction costs of $2.3 million related to the acquisition as corporate general and administrative expenses, as incurred.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The allocation of the purchase price is considered preliminary pending final intangible asset valuations and tax adjustments.  Pro forma data has not been provided as the acquisition of MHA was not material to the Company's operations.

Current assets	$59,813
Identifiable intangibles	465,500
Goodwill	679,999
Other assets	5,798
Total assets acquired	1,211,110
Current liabilities	(24,717)
Long-term deferred tax liability	(164,319)
Other liabilities	(6,524)
Net assets acquired	$1,015,550

The fair value of current assets acquired also includes an adjustment of $35.0 million for administrative fees related to customer purchases that occurred prior to the acquisition date but not reported to MHA until after the acquisition date. In the ordinary course, these administrative fees are recorded as revenue when reported; however, GAAP accounting for business acquisitions requires the Company to estimate the amount of purchases occurring prior to the acquisition date and record the fair value of the administrative fees to be received from those purchases as an accounts receivable. The Company also recorded a fair value liability of $8.6 million included in current liabilities related to corresponding revenue share obligation owed to customers that generated the administrative fees.

During the quarter ended June 30, 2013, a net of $18.5 million of these fair value adjustments was amortized, and at June 30, 2013 the receivable balance was $10.6 million, and the corresponding liability balance was $2.7 million.  The Company expects the remaining net balance of $7.9 million to be amortized during the third quarter of 2013.

The majority of the goodwill is not expected to be deductible for tax purposes.  Of the $466 million of intangible assets acquired, $28 million was assigned to trade names that are not subject to amortization. The remaining $438 million of acquired intangible assets have a weighted-average useful life of approximately 20 years. The intangible assets that make up that amount include customer relationships of $433 million (20 year weighted-average useful life) and technology of $5 million (3 year weighted-average useful life).

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

The following table provides information regarding the Company's stock based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock based compensation	$13,307	$9,749	$26,284	$19,704
Tax effect recognized in net income	4,658	3,412	9,199	6,896
Windfall tax benefit/(shortfall), net	1,245	3,551	5,557	10,966

Stock Options - In the six month period ended June 30, 2013, 520,850 options were granted with a weighted average fair value of $36.55 per option. During the same period in 2012, 412,100 options were granted with a weighted average fair value of $29.39 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Historical data is used to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year six month periods using the Black-Scholes option-pricing model:

	Six months ended June 30,
	2013	2012
Fair value per share ($)	36.55	29.39
Risk-free interest rate (%)	0.78	0.82
Expected option life (years)	5.19	5.22
Expected volatility (%)	36.22	36.55
Expected dividend yield (%)	0.57	0.59

Cash received from option exercises for the six months ended June 30, 2013 and 2012 was $14.4 million and $28.3 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2013, 346,390 restricted stock awards were granted with a weighted average fair value of $116.45 per restricted share. During the same period in 2012, 290,307 awards were granted with a weighted average fair value of $94.05 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2013, 118,962 restricted awards vested with a weighted average grant date fair value of $62.39 per restricted share, at a weighted average vest date fair value of $120.52 per restricted share.

Employee Stock Purchase Plan - During the six month periods ended June 30, 2013 and 2012, participants of the employee stock purchase plan purchased 10,712 and 12,329 shares, respectively, of Roper's common stock for total consideration of $1.25 million and $1.12 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials and supplies	$123,437	$121,573
Work in process	33,648	29,725
Finished products	84,639	81,536
Inventory reserves	(44,266)	(41,967)
	$197,458	$190,867

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment is as follows (in thousands):

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
Balances at December 31, 2012	$421,755	$404,057	$1,772,402	$1,270,643	$3,868,857
Additions	-	-	679,999	-	679,999
Other	-	-	(3,793)	445	(3,348)
Currency translation adjustments	(4,019)	(2,400)	(11,647)	(5,668)	(23,734)
Balances at June 30, 2013	$417,736	$401,657	$2,436,961	$1,265,420	$4,521,774

Other intangible assets are comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,509,339	$(379,535)	$1,129,804
Unpatented technology	198,609	(97,487)	101,122
Software	160,520	(44,256)	116,264
Patents and other protective rights	40,399	(20,312)	20,087
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	331,590	-	331,590
Balances at December 31, 2012	$2,241,957	$(543,090)	$1,698,867

Assets subject to amortization:
Customer related intangibles	$1,934,311	$(426,269)	$1,508,042
Unpatented technology	210,943	(109,356)	101,587
Software	160,245	(51,248)	108,997
Patents and other protective rights	30,150	(21,420)	8,730
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	357,321	-	357,321
Balances at June 30, 2013	$2,694,470	$(609,793)	$2,084,677

Amortization expense of other intangible assets was $69,773 and $50,336 during the six months ended June 30, 2013 and 2012, respectively.

8.	Debt

On June 6, 2013, the Company completed a public offering of $800 million aggregate principal amount of 2.05% senior unsecured notes due October 1, 2018.  The notes were issued at 99.791% of their principal amount.  The net proceeds were used to pay a portion of the outstanding revolver balance under Roper's revolving credit facility.

The notes bear interest at a fixed rate of 2.05% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2013.

Roper may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The notes are unsecured senior obligations of the Company and rank equally in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.  The notes are effectively subordinated to any existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of Roper's subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries.

The Company has $500 million of senior notes maturing on August 15, 2013. It is the intent of the Company to use borrowings from its $1.5 billion revolving credit facility to repay these notes.

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six month period ended June 30, 2013, 3,522 notes were converted for $5.6 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.3 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At June 30, 2013, the conversion price on the outstanding notes was $466.17.  If converted at June 30, 2013, the value would exceed the $10 million principal amount of the notes by approximately $23 million and could result in the issuance of 188,732 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at June 30, 2013 included $2.7 billion of fixed-rate senior notes with the following fair values (in millions):

$500 million senior notes due 2013	$503
$400 million senior notes due 2017	394
$800 million senior notes due 2018	786
$500 million senior notes due 2019	582
$500 million senior notes due 2022	477

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $10 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.   At June 30, 2013, an aggregate notional amount of $500 million in interest rate swaps designated as fair value hedges effectively changed Roper's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate ("LIBOR").

The swaps are recorded at fair value in the balance sheet as assets or liabilities, and the changes in fair value of both the interest rate swap and the hedged senior notes due 2013 are recorded as interest expense. At June 30, 2013, the fair value of the swap was an asset balance of $1.2 million and was reported in other current assets. There was a corresponding increase of $0.2 million in the notes being hedged, which was reported as current portion of long-term debt.  The impact on earnings for the six months ended June 30, 2013 was immaterial. The Company has determined the swaps to be Level 2 in the FASB fair value hierarchy, and uses inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks in order to value the instruments.

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

A summary of the warranty accrual activity for the six months ended June 30, 2013 is presented below (in thousands):

Balance at December 31, 2012	$9,755
Additions charged to costs and expenses*	14,935
Deductions	(5,900)
Other	(243)
Balance at June 30, 2013	$18,547

* During the second quarter of 2013, the Company identified a vendor-supplied component within a refrigeration system valve that did not meet its quality standards, and $9.1 million was expensed to cover the estimated cost of replacing the faulty components for customers.

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales:
Industrial Technology	$197,543	$203,944	(3.1)%	$379,782	$399,080	(4.8)%
Energy Systems & Controls	155,331	154,737	0.4	300,973	303,339	(0.8)
Medical & Scientific Imaging	207,957	150,921	37.8	408,401	313,732	30.2
RF Technology	223,179	215,270	3.7	431,989	419,787	2.9
Total	$784,010	$724,872	8.2%	$1,521,145	$1,435,938	5.9%
Gross profit:
Industrial Technology	$101,844	$102,770	(0.9)%	$195,155	$201,433	(3.1)%
Energy Systems & Controls	87,421	86,135	1.5	168,327	166,543	1.1
Medical & Scientific Imaging	138,416	96,212	43.9	273,285	202,398	35.0
RF Technology	117,826	112,491	4.7	230,316	218,427	5.4
Total	$445,507	$397,608	12.0%	$867,083	$788,801	9.9%
Operating profit*:
Industrial Technology	$50,580	$62,076	(18.5)%	$103,525	$119,583	(13.4)%
Energy Systems & Controls	41,634	40,202	3.6	77,356	75,859	2.0
Medical & Scientific Imaging	47,537	35,679	33.2	107,465	79,041	36.0
RF Technology	60,729	58,161	4.4	117,359	108,514	8.2
Total	$200,480	$196,118	2.2%	$405,705	$382,997	5.9%
Long-lived assets:
Industrial Technology	$46,565	$43,096	8.0%
Energy Systems & Controls	19,361	18,892	2.5
Medical & Scientific Imaging	42,926	44,314	(3.1)
RF Technology	28,298	28,639	(1.2)
Total	$137,150	$134,941	1.6%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $20,734 and $17,334 for the three months ended June 30, 2013 and 2012, respectively, and $40,782 and $33,909 for the six months ended June 30, 2013 and 2012, respectively.

ITEM 2.                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2012 as filed on February 25, 2013 with the Securities and Exchange Commission ("SEC") and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Critical Accounting Policies

There were no material changes during the three or six month periods ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report on Form 10-K filed on February 25, 2013.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the notes to Condensed Consolidated Financial Statements.

Results of Operations

General

The following tables set forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of corresponding net sales. Percentages may not foot due to rounding.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales:
Industrial Technology	$197,543	$203,944	$379,782	$399,080
Energy Systems & Controls	155,331	154,737	300,973	303,339
Medical & Scientific Imaging	207,957	150,921	408,401	313,732
RF Technology	223,179	215,270	431,989	419,787
Total	$784,010	$724,872	$1,521,145	$1,435,938
Gross profit:
Industrial Technology	51.6%	50.4%	51.4%	50.5%
Energy Systems & Controls	56.3	55.7	55.9	54.9
Medical & Scientific Imaging	66.6	63.7	66.9	64.5
RF Technology	52.8	52.3	53.3	52.0
Total	56.8	54.9	57.0	54.9
Selling, general & administrative expenses:
Industrial Technology	26.0%	20.0%	24.1%	20.5%
Energy Systems & Controls	29.5	29.7	30.2	29.9
Medical & Scientific Imaging	43.7	40.1	40.6	39.3
RF Technology	25.6	25.2	26.1	26.2
Total	31.3	27.8	30.3	28.3
Segment operating profit:
Industrial Technology	25.6%	30.4%	27.3%	30.0%
Energy Systems & Controls	26.8	26.0	25.7	25.0
Medical & Scientific Imaging	22.9	23.6	26.3	25.2
RF Technology	27.2	27.0	27.2	25.8
Total	25.6	27.1	26.7	26.7
Corporate administrative expenses	(2.6)	(2.4)	(2.7)	(2.4)
	22.9	24.7	24.0	24.3
Interest expense	(2.9)	(2.1)	(2.8)	(2.1)
Other income/(expense)	0.3	(0.1)	-	(0.1)
Earnings before income taxes	20.4	22.5	21.2	22.1
Income taxes	(6.2)	(6.7)	(5.6)	(6.6)
Net earnings	14.2%	15.8%	15.5%	15.5%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net sales for the quarter ended June 30, 2013 were $784.0 million as compared to $724.9 million in the prior year quarter, an increase of 8.2%. The increase was the result of a 7.9% increase in sales from acquisitions and organic growth of 0.5%, partially offset by a small foreign exchange impact.

In our Industrial Technology segment, net sales were down 3% to $197.5 million in the second quarter of 2013 as compared to $203.9 million in the second quarter of 2012, due primarily to the loss of a customer at our water metering business and lower sales at our materials testing business.  Gross margins increased to 51.6% for the second quarter of 2013 as compared to 50.4% in the second quarter of 2012 due to product mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 26.0% in the current year quarter from 20.0% in the prior year quarter due primarily to a $9.1 million pretax charge for warranty expense at one of our subsidiaries, Hansen Technologies, to provide its customers with replacements for refrigeration valves that included a vendor-supplied component that did not meet Roper quality standards. The resulting operating profit margins were 25.6% in the second quarter of 2013 as compared to 30.4% in the second quarter of 2012.

Net sales in our Energy Systems & Controls segment increased to $155.3 million during the second quarter of 2013 compared to $154.7 million in the second quarter of 2012.  The increase in sales was due to increased demand for control systems for oil and gas applications offset in part by lower sales of pressure sensors for industrial applications and non-destructive testing systems for nuclear plants.  Gross margins increased to 56.3% in the second quarter of 2013 compared to 55.7% in the second quarter of 2012 due to product mix. SG&A expenses as a percentage of net sales were 29.5% in the second quarter of 2013, compared to 29.7% in the prior year quarter. As a result, operating margins were 26.8% in the second quarter of 2013 as compared to 26.0% in the second quarter of 2012.

In our Medical & Scientific Imaging segment, net sales increased by 38% to $208.0 million in the second quarter of 2013 as compared to $150.9 million in the second quarter of 2012, due to acquisitions.  We experienced continued growth in our medical businesses, which was offset by weakness in camera sales into research markets.  Gross margins increased to 66.6% in the second quarter of 2013 from 63.7% in the second quarter of 2012 due primarily to additional sales from medical products which have a higher gross margin. SG&A expenses as a percentage of net sales increased to 43.7% in the second quarter of 2013 as compared to 40.1% in the second quarter of 2012 due to SG&A expenses at MHA in which the corresponding revenues were not recognizable under GAAP (see Note 4 of the notes to Condensed Consolidated Financial Statements). As a result, operating margins were 22.9% in the second quarter of 2013 as compared to 23.6% in the second quarter of 2012.

In our RF Technology segment, net sales were $223.2 million in the second quarter of 2013 as compared to $215.3 million in the second quarter of 2012, an increase of 4%. The increase was due primarily to growth in our toll and traffic, university card systems and security solutions businesses. Gross margins increased to 52.8% in the second quarter of 2013, as compared to 52.3% in the prior year quarter due to product mix. SG&A expenses as a percentage of net sales in the second quarter of 2013 was 25.6% as compared to 25.2% in the second quarter of 2012 due to product mix. As a result, operating profit margins were 27.2% in the second quarter of 2013 as compared to 27.0% in the second quarter of 2012.

Corporate expenses were $20.7 million, or 2.6% of sales, in the second quarter of 2013 as compared to $17.3 million, or 2.4% of sales, in the second quarter of 2012. The increase was due primarily to higher stock-based compensation resulting from higher stock prices.

Interest expense was $22.4 million in the second quarter of 2013 as compared to $15.1 million in the second quarter of 2012. The increase was due to higher average outstanding debt balances related to 2012 and 2013 acquisitions, offset in part by lower average interest rates.

Other income was $2.5 million in the second quarter of 2013, due primarily to a one-time pretax gain related to a legal settlement offset in part by foreign exchange losses at our non-U.S. based companies. Other expense was $0.6 million in the second quarter of 2012, due primarily to foreign exchange losses at our non-U.S. based companies.

Our second quarter effective income tax rate was 30.4% as compared to the prior year rate of 29.6%. The increase is due to increased revenues and resulting pretax income in higher tax jurisdictions, primarily the United States.

At June 30, 2013, the functional currencies of our European subsidiaries were stronger and our Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at March 31, 2013. The currency changes resulted in a pretax decrease of $5 million in the foreign exchange component of comprehensive earnings for the current year quarter, $3 million of which was related to goodwill.  Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.  During the quarter ended June 30, 2013 the functional currencies of most of our European and Canadian subsidiaries were stronger against the U.S. dollar as compared to the quarter ended June 30, 2012, with the exception of the British pound, which was weaker in the current year quarter.  The difference between the operating profits for these companies for the second quarter of 2013 compared to the prior year quarter, translated into U.S. dollars, was less than 1%.

Net orders were $816.5 million for the quarter, 7% higher than the second quarter 2012 net order intake of $763.5 million, due primarily to acquisitions, which contributed 9% to the current quarter orders, offset in part by decreased orders in our toll and traffic and water metering businesses.  Overall, our order backlog at June 30, 2013 was up 17% as compared to June 30, 2012, due primarily to acquisitions.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2013	2012	2013	2012
Industrial Technology	$204,506	$202,120	$132,911	$147,917
Energy Systems & Controls	159,955	157,775	125,471	128,018
Medical & Scientific Imaging	210,233	148,386	250,319	120,329
RF Technology	241,817	255,195	519,787	486,051
	$816,511	$763,476	$1,028,488	$882,315

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net sales for the six months ended June 30, 2013 were $1.5 billion as compared to $1.4 billion in the prior year six month period, representing an increase of 5.9%. The increase is comprised of a 7.7% increase from acquisitions, offset in part by a 1.5% decrease in organic sales and a small foreign exchange impact.

In our Industrial Technology segment, net sales decreased by 5% to $379.8 million in the first six months of 2013 as compared to $399.1 million in the first six months of 2012.  The decrease was due primarily to the loss of a customer at our water metering business and lower sales at our materials testing business.  Gross margins increased to 51.4% for the first six months of 2013 as compared to 50.5% in the first six months of 2012 due to product mix.  SG&A expenses as a percentage of net sales were 24.1%, as compared to 20.5% in the prior year six month period due primarily to a $9.1 million pretax charge for warranty expense at one of our subsidiaries, Hansen Technologies, to provide its customers with replacements for refrigeration valves that included a vendor-supplied component that did not meet Roper quality standards.  The resulting operating profit margins were 27.3% in the first six months of 2013 as compared to 30.0% in the first six months of 2012.

Net sales in our Energy Systems & Controls segment were $301.0 million during the first six months of 2013 as compared to $303.3 million in the first six months of 2012, due to lower sales of pressure sensors for industrial applications which was offset in part by increased demand for control systems for oil and gas applications.  Gross margins increased to 55.9% in the first six months of 2013, compared to 54.9% in the first six months of 2012 due to product mix.  SG&A expenses as a percentage of net sales were 30.2% as compared to 29.9% in the prior year six month period due to product mix. Operating margins were 25.7% in the first six months of 2013 as compared to 25.0% in first six months of 2012.

In our Medical & Scientific Imaging segment net sales increased 30% to $408.4 million in the first six months of 2013 as compared to $313.7 million in the first six months of 2012.  The change was comprised of a 35% increase from acquisitions, a decrease in organic sales of 4% and negative 1% from foreign exchange.  We experienced weakness in our camera businesses which was offset in part by continued growth in our medical businesses.  Gross margins increased to 66.9% in the first six months of 2013 from 64.5% in the first six months of 2012, due primarily to additional sales from medical products which have a higher gross margin. SG&A expenses as a percentage of net sales increased to 40.6% in the six month period ended June 30, 2013 as compared to 39.3% in the prior year period due to SG&A expenses at MHA in which the corresponding revenues were not recognizable under GAAP (see Note 4 of the notes to Condensed Consolidated Financial Statements).  Operating margins were 26.3% in the first six months of 2013 as compared to 25.2% in the first six months of 2012.

In our RF Technology segment, net sales were $432.0 million in the first six months of 2013 compared to $419.8 million in the first six months of 2012, an increase of 3%. The increase was due primarily to growth in our toll and traffic, university card systems and security solutions businesses.  Gross margins increased to 53.3% in the first six months of 2013 as compared to 52.0% in the prior year six month period due to a more favorable mix in tolling and traffic management products and services.  SG&A expenses as a percentage of sales was relatively unchanged at 26.1% in the first six months of 2013 compared to 26.2% in the prior year period.  Operating profit margins were 27.2% in the first six months of 2013 as compared to 25.8% in the first six months of 2012.

Corporate expenses increased by $6.9 million to $40.8 million or 2.7% of sales, in the first half of 2013 as compared to $33.9 million, or 2.4% of sales, in the first half of 2012. The increase was due primarily to higher equity compensation as a result of higher stock prices.

Interest expense of $43.2 million for the first half of 2013 was $12.6 million higher as compared to $30.6 million in the first half of 2012.  The increase was due to higher average outstanding debt balances related to 2012 and 2013 acquisitions, offset in part by lower average interest rates.

Other income was $.04 million in the first half of 2013 due primarily to a one-time pretax gain related to a legal settlement offset by foreign exchange losses at our non-U.S. based companies, as compared to other expense in the first half of 2012 of $1.1 million, due primarily to foreign exchange losses at our non-U.S. based companies.

Income taxes were 26.6% of pretax earnings in the first six months of 2013, as compared to 29.7% in the first six months of 2012. The reduction was due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the adjustment of tax balances which were immaterial to any covered period, offset by increased revenues and resulting pretax income in higher tax jurisdictions, primarily the United States.

At June 30, 2013, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2012. The currency changes resulted in a pretax decrease of $45 million in the foreign exchange component of comprehensive earnings for the six months ended June 30, 2013, $24 million of which was related to goodwill.  Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.  During the six months ended June 30, 2013 the functional currencies of most of our European and our Canadian subsidiaries were stronger against the U.S. dollar as compared to the six months ended June 30, 2012, with the exception of the British pound, which was weaker in the current year period.  The difference between the operating profits for these companies for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, translated into U.S. dollars, was approximately 1%.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six month periods ended June 30, 2013 and 2012 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash provided by/(used in):
Operating activities	$139.7	$119.3	$311.0	$260.8
Investing activities	(1,014.9)	(28.1)	(1,028.1)	(56.9)
Financing activities	819.7	(17.4)	730.9	(19.6)

Operating activities - Net cash provided by operating activities in the second quarter of 2013 was $20.4 million, or 17% higher than the second quarter of 2012, due primarily to improved receivables collection and increased earnings net of intangible amortization related to acquisitions.   In the six month period ending June 30, 2013, operating cash flow increased by $50.2 million, or 19% over the prior year six month period, due primarily to improved receivables collection and earnings net of intangible amortization related to acquisitions.

Investing activities - Cash used in investing activities during the second quarters of 2013 and 2012 as well as in the six months ended June 30, 2013 and 2012 was primarily for business acquisitions and capital expenditures.

Financing activities – Cash provided by financing activities in the second quarter of 2013 was primarily for principal debt borrowings for acquisitions, offset in part by principal debt payments and dividends.  Cash used in financing activities in the second quarter of 2012 was primarily for principal debt payments, dividends and cash redemption premiums on convertible debt, offset partially by stock option proceeds.  Cash provided by financing activities in the six month period ended June 30, 2013 was primarily for principal debt borrowings and stock option proceeds, offset in part by principal debt payments and dividends.  Cash used in financing activities in the six month period ended June 30, 2012 was primarily for principal debt payments, dividends and cash redemption premiums on convertible debt.

Total debt at June 30, 2013 consisted of the following (amounts in thousands):

$500 million senior notes due 2013*	$500,156
$400 million senior notes due 2017	400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	10,121
Revolving Facility	42,000
Other	5,946
Total debt	2,758,223
Less current portion	512,799
Long-term debt	$2,245,424

* Shown including fair value swap adjustment of $156.

The interest rate on borrowings under our $1.5 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2013, there were $42 million of outstanding borrowings under the facility.  At June 30, 2013, we had $5.9 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $40 million of outstanding letters of credit.

On June 7, 2013, we completed a public offering of $800 million aggregate principal amount of 2.05% senior unsecured notes due 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the notes.

The Company has $500 million of senior notes maturing on August 15, 2013. It is the intent of the Company to use borrowings from its $1.5 billion revolving credit facility to repay these notes.

The cash and short-term investments at our foreign subsidiaries at June 30, 2013 totaled $306 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2013.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $339.5 million at June 30, 2013 compared to $307.8 million at December 31, 2012, reflecting increased working capital due primarily to increases in receivables partially offset by an increase in deferred revenue.

Total debt was $2.76 billion at June 30, 2013 compared to $2.02 billion at December 31, 2012 due to borrowings to fund acquisitions offset in part by the use of operating cash flows to reduce outstanding debt.  Our leverage is shown in the following table (in thousands):

	June 30, 2013	December 31, 2012
Total debt	$2,758,223	$2,022,122
Cash	(374,571)	(370,590)
Net debt	2,383,652	1,651,532
Stockholders' equity	3,889,548	3,687,726
Total net capital	$6,273,200	$5,339,258

Net debt / Total net capital	38.0%	30.9%

At June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $21.9 million and $20.5 million were incurred during the six months ended June 30, 2013 and 2012, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of outstanding debt. However, the rate at which we can reduce our debt during 2013 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2012 Annual Report on Form 10-K. There were no material changes during the three or six month periods ended June 30, 2013.

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

Item 6.                                        Exhibits

4.1	Form of 2.05% Senior Notes due 2018, incorporated herein by reference to exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed June 6, 2013.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 7, 2013
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	August 7, 2013
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 7, 2013
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                                            Exhibit

4.1	Form of 2.05% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed June 6, 2013.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.