Form 10-Q
period 2013-09-30
ROPER INDUSTRIES INC
filed 2013-11-08
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

The number of shares outstanding of the Registrant's common stock as of November 1, 2013 was 99,309,540.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$827,810	$747,641	$2,348,955	$2,183,579
Cost of sales	345,185	331,086	999,247	978,223
Gross profit	482,625	416,555	1,349,708	1,205,356

Selling, general and administrative expenses	263,276	233,298	765,436	673,011
Income from operations	219,349	183,257	584,272	532,345

Interest expense	24,705	16,456	67,924	47,016
Loss on extinguishment of debt	-	1,043	-	1,043
Other income/(expense), net	409	(1,380)	453	(2,444)

Earnings before income taxes	195,053	164,378	516,801	481,842

Income taxes	58,730	47,670	144,211	142,012

Net earnings	$136,323	$116,708	$372,590	$339,830

Net earnings per share:
Basic	$1.37	$1.19	$3.76	$3.49
Diluted	1.36	1.17	3.72	3.41

Weighted average common shares outstanding:
Basic	99,207	97,876	99,058	97,460
Diluted	100,302	99,757	100,152	99,543

Dividends declared per common share	$0.1650	$0.1375	$0.4950	$0.4125

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net earnings	$136,323	$116,708	$372,590	$339,830

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	31,902	36,395	(10,219)	22,348

Total other comprehensive income/(loss), net of tax	31,902	36,395	(10,219)	22,348

Comprehensive income	$168,225	$153,103	$362,371	$362,178

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2013	December 31, 2012
ASSETS:

Cash and cash equivalents	$459,980	$370,590
Accounts receivable, net	505,284	526,408
Inventories, net	204,722	190,867
Deferred taxes	88,421	41,992
Unbilled receivables	85,375	72,193
Other current assets	45,417	43,492
Total current assets	1,389,199	1,245,542

Property, plant and equipment, net	117,785	110,397
Goodwill	4,541,772	3,868,857
Other intangible assets, net	2,051,685	1,698,867
Deferred taxes	68,048	78,644
Other assets	77,086	68,797

Total assets	$8,245,575	$7,071,104

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$142,987	$138,340
Accrued compensation	100,901	110,724
Deferred revenue	212,275	185,912
Other accrued liabilities	153,293	128,351
Deferred taxes	12,431	3,868
Current portion of long-term debt, net	12,250	519,015
Total current liabilities	634,137	1,086,210

Long-term debt, net of current portion	2,593,607	1,503,107
Deferred taxes	862,986	707,278
Other liabilities	92,032	86,783
Total liabilities	4,182,762	3,383,378

Commitments and contingencies (Note 10)

Common stock	1,013	1,006
Additional paid-in capital	1,219,648	1,158,001
Retained earnings	2,813,356	2,489,858
Accumulated other comprehensive earnings	48,318	58,537
Treasury stock	(19,522)	(19,676)
Total stockholders' equity	4,062,813	3,687,726

Total liabilities and stockholders' equity	$8,245,575	$7,071,104

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$372,590	$339,830
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	28,269	28,402
Amortization of intangible assets	111,210	82,398
Amortization of deferred financing costs	2,916	1,750
Non-cash stock compensation	40,040	30,143
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	43,101	6,685
Unbilled receivables	(13,257)	(2,698)
Inventories	(15,202)	(2,985)
Accounts payable and accrued liabilities	13,055	(8,617)
Income taxes	(12,643)	(14,258)
Other, net	(3,306)	5,564
Cash provided by operating activities	566,773	466,214

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,014,952)	(1,445,549)
Capital expenditures	(33,349)	(29,236)
Proceeds from sale of assets	1,740	1,196
Other, net	(144)	(542)
Cash used in investing activities	(1,046,705)	(1,474,131)

Cash flows from financing activities:
Proceeds from senior notes	800,000	-
Payment of senior notes	(500,000)	-
Borrowings/(payments) under revolving line of credit, net	290,000	1,050,000
Principal payments on convertible notes	(2,115)	(26,826)
Cash premiums paid on convertible note conversions	(5,100)	(19,149)
Debt issuance costs	(7,717)	(4,551)
Cash dividends to stockholders	(32,706)	(40,102)
Proceeds from stock based compensation, net	16,839	40,105
Stock award tax excess windfall benefit	7,763	19,873
Treasury stock sales	1,833	1,623
Other	723	(979)
Cash provided by financing activities	569,520	1,019,994

Effect of foreign currency exchange rate changes on cash	(198)	4,931

Net increase in cash and cash equivalents	89,390	17,008

Cash and cash equivalents, beginning of period	370,590	338,101

Cash and cash equivalents, end of period	$459,980	$355,109

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2012	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726

Net earnings	-	-	372,590	-	-	372,590
Stock option exercises	4	20,446	-	-	-	20,450
Treasury stock sold	-	1,679	-	-	154	1,833
Currency translation adjustments, net of $889 tax	-	-	-	(10,219)	-	(10,219)
Stock based compensation	-	40,201	-	-	-	40,201
Restricted stock activity	3	(3,598)	-	-	-	(3,595)
Stock option tax benefit, net of shortfalls	-	7,632	-	-	-	7,632
Conversion of senior subordinated convertible notes, net of $386 tax		(4,713)	-	-	-	(4,713)
Dividends declared	-	-	(49,092)	-	-	(49,092)

Balances at September 30, 2013	$1,013	$1,219,648	$2,813,356	$48,318	$(19,522)	$4,062,813

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2013

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and 2012 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in the 2012 Annual Report on Form 10-K ("Annual Report") filed on February 25, 2013 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic shares outstanding	99,207	97,876	99,058	97,460
Effect of potential common stock:
Common stock awards	905	1,017	894	1,077
Senior subordinated convertible notes	190	864	200	1,006
Diluted shares outstanding	100,302	99,757	100,152	99,543

For the three and nine month periods ended September 30, 2013 there were 551,850 and 601,350 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive; this compares to 540,266 and 589,666 outstanding stock options, respectively, that would have been antidilutive for the three and nine month periods ended September 30, 2012.

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

During the nine month period ended September 30, 2013, the Company expensed transaction costs of $2.5 million related to the acquisition as corporate general and administrative expenses, as incurred.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The allocation of the purchase price is considered preliminary pending tax-related adjustments.  Pro forma data has not been provided as the acquisition of MHA was not material to the Company's operations.

Current assets	$ 59,813
Identifiable intangibles	465,500
Goodwill	680,732
Other assets	5,798
Total assets acquired	1,211,843
Current liabilities	(24,717)
Long-term deferred tax liability	(165,052)
Other liabilities	(6,524)
Net assets acquired	$ 1,015,550

The fair value of current assets acquired also includes an adjustment of $35.0 million for administrative fees related to customer purchases that occurred prior to the acquisition date but not reported to MHA until after the acquisition date. In the ordinary course, these administrative fees are recorded as revenue when reported; however, GAAP accounting for business acquisitions requires the Company to estimate the amount of purchases occurring prior to the acquisition date and record the fair value of the administrative fees to be received from those purchases as an accounts receivable at the date of acquisition. The Company also recorded a fair value liability of $8.6 million included in current liabilities related to corresponding revenue-share obligation owed to customers that generated the administrative fees.  Both of these fair value adjustments were fully amortized as of September 30, 2013.

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

On August 22, 2012, Roper acquired 100% of the shares of Sunquest Information Systems, Inc. ("Sunquest").  Roper's results for the quarter ended September 30, 2012 included results from Sunquest between August 22, 2012 and September 30, 2012.  In that period, Sunquest contributed $21.0 million in revenue and $0.2 million of earnings (inclusive of deal-related costs) to Roper's results.  The following unaudited pro forma summary presents consolidated information as if the acquisition of Sunquest had occurred on January 1, 2011.  This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of Sunquest been completed on January 1, 2011, nor is it indicative of any future results. Amounts shown are in thousands, except per share data:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Sales	$780,278	$2,320,497
Net income	128,226	380,046
Earnings per share, basic	1.31	3.90
Earnings per share, diluted	1.29	3.82

Pro forma earnings for the three and nine months ended September 30, 2012 were adjusted by $41.3 million and $50.6 million, respectively, for non-recurring acquisition and other costs as well as recurring changes in amortization, interest expense and taxes related to the acquisition.

5.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan (the "Plan") is a stock based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.

Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. The common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company's stock based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock based compensation	$13,756	$10,439	$40,040	$30,143
Tax effect recognized in net income	4,814	3,654	14,014	10,550
Windfall tax benefit, net	2,075	9,009	7,632	19,975

Stock Options - In the nine month period ended September 30, 2013, 560,350 options were granted with a weighted average fair value of $36.87 per option. During the same period in 2012, 531,100 options were granted with a weighted average fair value of $30.19 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Historical data, among other factors, is used to estimate the expected price volatility, the expected dividend yield, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option-pricing model:

	Nine months ended September 30,
	2013	2012
Fair value per share ($)	36.87	30.19
Risk-free interest rate (%)	0.80	0.77
Expected option life (years)	5.19	5.24
Expected volatility (%)	36.20	36.51
Expected dividend yield (%)	0.57	0.58

Cash received from option exercises for the nine months ended September 30, 2013 and 2012 was $20.5 million and $40.1 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2013, 357,240 restricted stock awards were granted with a weighted average fair value of $116.76 per restricted share. During the same period in 2012, 358,807 awards were granted with a weighted average fair value of $95.10 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2013, 123,762 restricted awards vested with a weighted average grant date fair value of $63.65 per restricted share, at a weighted average vest date fair value of $120.92 per restricted share.

Employee Stock Purchase Plan - During the nine month periods ended September 30, 2013 and 2012, participants of the employee stock purchase plan purchased 15,458 and 17,410 shares, respectively, of Roper's common stock for total consideration of $1.8 million and $1.6 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventories at September 30, 2013 and December 31, 2012 were as follows (in thousands)

	September 30, 2013	December 31, 2012
Raw materials and supplies	$128,809	$121,573
Work in process	33,133	29,725
Finished products	88,614	81,536
Inventory reserves	(45,834)	(41,967)
	$204,722	$190,867

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment is as follows (in thousands):

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
Balances at December 31, 2012	$421,755	$404,057	$1,772,402	$1,270,643	$3,868,857
Additions	-	-	680,732	-	680,732
Other	-	2,660	(4,283)	445	(1,178)
Currency translation adjustments	1,929	(215)	(7,084)	(1,269)	(6,639)
Balances at September 30, 2013	$423,684	$406,502	$2,441,767	$1,269,819	$4,541,772

Other intangible assets are comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,509,339	$(379,535)	$1,129,804
Unpatented technology	198,609	(97,487)	101,122
Software	160,520	(44,256)	116,264
Patents and other protective rights	40,399	(20,312)	20,087
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	331,590	-	331,590
Balances at December 31, 2012	$2,241,957	$(543,090)	$1,698,867

Assets subject to amortization:
Customer related intangibles	$1,939,270	$(456,068)	$1,483,202
Unpatented technology	212,049	(116,355)	95,694
Software	160,496	(54,777)	105,719
Patents and other protective rights	30,390	(22,017)	8,373
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	358,697	-	358,697
Balances at September 30, 2013	$2,702,402	$(650,717)	$2,051,685

Amortization expense of other intangible assets was $108,223 and $79,335 during the nine months ended September 30, 2013 and 2012, respectively.

8.	Debt

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

On August 15, 2013, $500 million of senior notes matured, and were repaid using borrowings from the Company's $1.5 billion revolving credit facility.

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine month period ended September 30, 2013, 4,471 notes were converted for $7.1 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.4 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At September 30, 2013, the conversion price on the outstanding notes was $470.55.  If converted at September 30, 2013, the value would exceed the $10 million principal amount of the notes by approximately $25 million and could result in the issuance of 190,306 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at September 30, 2013 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$ 398
$800 million senior notes due 2018	786
$500 million senior notes due 2019	583
$500 million senior notes due 2022	468

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $10 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

On August 15, 2013, an aggregate notional amount of $500 million in interest rate swaps expired.  The swaps had been designated as fair value hedges which had effectively changed Roper's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate ("LIBOR").

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2013 is presented below (in thousands):

Balance at December 31, 2012	$9,755
Additions charged to costs and expenses*	17,659
Deductions	(11,251)
Other	(168)
Balance at September 30, 2013	$15,995

* During the second quarter of 2013, the Company identified a vendor-supplied component within a refrigeration system valve that did not meet its quality standards, and $9.1 million was expensed to cover the estimated cost of replacing the faulty components for customers.

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Net sales:
Industrial Technology	$200,684	$199,008	0.8%	$580,466	$598,088	(2.9)%
Energy Systems & Controls	155,058	158,169	(2.0)	456,031	461,508	(1.2)
Medical & Scientific Imaging	237,338	172,475	37.6	645,739	486,207	32.8
RF Technology	234,730	217,989	7.7	666,719	637,776	4.5
Total	$827,810	$747,641	10.7%	$2,348,955	$2,183,579	7.6%
Gross profit:
Industrial Technology	$101,259	$102,569	(1.3)%	$296,414	$304,002	(2.5)%
Energy Systems & Controls	88,104	87,782	0.4	256,431	254,325	0.8
Medical & Scientific Imaging	167,433	112,013	49.5	440,718	314,411	40.2
RF Technology	125,829	114,191	10.2	356,145	332,618	7.1
Total	$482,625	$416,555	15.9%	$1,349,708	$1,205,356	12.0%
Operating profit*:
Industrial Technology	$60,753	$60,628	0.2%	$164,278	$180,211	(8.8)%
Energy Systems & Controls	41,076	42,890	(4.2)	118,432	118,749	(0.3)
Medical & Scientific Imaging	71,968	46,190	55.8	179,433	125,231	43.3
RF Technology	66,469	58,002	14.6	183,828	166,516	10.4
Total	$240,266	$207,710	15.7%	$645,971	$590,707	9.4%
Long-lived assets:
Industrial Technology	$49,055	$42,970
Energy Systems & Controls	19,501	19,016
Medical & Scientific Imaging	43,105	44,784
RF Technology	28,360	29,230
Total	$140,021	$136,000

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $20,917 and $24,453 for the three months ended September 30, 2013 and 2012, respectively, and $61,699 and $58,362 for the nine months ended September 30, 2013 and 2012, respectively.

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

Critical Accounting Policies

There were no material changes during the three or nine month periods ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report on Form 10-K filed on February 25, 2013.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales:
Industrial Technology	$200,684	$199,008	$580,466	$598,088
Energy Systems & Controls	155,058	158,169	456,031	461,508
Medical & Scientific Imaging	237,338	172,475	645,739	486,207
RF Technology	234,730	217,989	666,719	637,776
Total	$827,810	$747,641	$2,348,955	$2,183,579
Gross profit:
Industrial Technology	50.5%	51.5%	51.1%	50.8%
Energy Systems & Controls	56.8	55.5	56.2	55.1
Medical & Scientific Imaging	70.5	64.9	68.3	64.7
RF Technology	53.6	52.4	53.4	52.2
Total	58.3	55.7	57.5	55.2
Selling, general & administrative expenses:
Industrial Technology	20.2%	21.1%	22.8%	20.7%
Energy Systems & Controls	30.3	28.4	30.3	29.4
Medical & Scientific Imaging	40.2	38.2	40.5	38.9
RF Technology	25.3	25.8	25.8	26.0
Total	29.3	27.9	30.0	28.1
Segment operating profit:
Industrial Technology	30.3%	30.5%	28.3%	30.1%
Energy Systems & Controls	26.5	27.1	26.0	25.7
Medical & Scientific Imaging	30.3	26.8	27.8	25.8
RF Technology	28.3	26.6	27.6	26.1
Total	29.0	27.8	27.5	27.1
Corporate administrative expenses	(2.5)	(3.3)	(2.6)	(2.7)
	26.5	24.5	24.9	24.4
Interest expense	(3.0)	(2.2)	(2.9)	(2.2)
Other income/(expense)	-	(0.3)	-	(0.2)
Earnings before income taxes	23.6	22.0	22.0	22.1
Income taxes	(7.1)	(6.4)	(6.1)	(6.5)
Net earnings	16.5%	15.6%	15.9%	15.6%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net sales for the quarter ended September 30, 2013 were $827.8 million as compared to $747.6 million in the prior year quarter, an increase of 11%. The increase was the result of organic growth of 3% and an 8% increase in sales from acquisitions.

In our Industrial Technology segment, net sales were up 1% to $200.7 million in the third quarter of 2013 as compared to $199.0 million in the third quarter of 2012 due to increased sales in our fluid handling businesses.  Gross margins decreased to 50.5% in the third quarter of 2013 as compared to 51.5% in the third quarter of 2012 due to product mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 20.2% in the third quarter of 2013, compared to 21.1% in the prior year quarter due to product mix. The resulting operating profit margins were 30.3% in the third quarter of 2013 as compared to 30.5% in the third quarter of 2012.

Net sales in our Energy Systems & Controls segment decreased by 2% to $155.1 million during the third quarter of 2013 compared to $158.2 million in the third quarter of 2012, due to decreased demand in nuclear plant inspection end markets offset in part by increased demand for control systems for oil and gas applications.  Gross margins increased to 56.8% in the third quarter of 2013 compared to 55.5% in the third quarter of 2012 due to product mix. SG&A expenses as a percentage of net sales were 30.3% in the third quarter of 2013, compared to 28.4% in the prior year quarter due to negative operating leverage on lower sales volume. As a result, operating margins were 26.5% in the third quarter of 2013 as compared to 27.1% in the third quarter of 2012.

In our Medical & Scientific Imaging segment, net sales increased by 38% to $237.3 million in the third quarter of 2013 as compared to $172.5 million in the third quarter of 2012. The change was comprised of a 35% increase from acquisitions, organic growth of 3%, and a small negative impact from foreign exchange.  We experienced continued growth in our medical businesses, offset in part by weakness in camera sales into research markets.  Gross margins increased to 70.5% in the third quarter of 2013 from 64.9% in the third quarter of 2012 due to the higher gross margin profile of our acquired businesses. SG&A expenses as a percentage of net sales increased to 40.2% in the third quarter of 2013 as compared to 38.2% in the third quarter of 2012 due to SG&A expenses at MHA in which the corresponding revenues were not recognizable under GAAP (see Note 4 of the notes to Condensed Consolidated Financial Statements). As a result, operating margins were 30.3% in the third quarter of 2013 as compared to 26.8% in the third quarter of 2012.

In our RF Technology segment, net sales were $234.7 million in the third quarter of 2013 as compared to $218.0 million in the third quarter of 2012, an increase of 8%.  The increase was due primarily to growth in our toll and traffic and university card systems businesses. Gross margins increased to 53.6% in the third quarter of 2013, as compared to 52.4% in the prior year quarter due to a more favorable mix between products and software in the current year quarter. SG&A expenses as a percentage of net sales in the third quarter of 2013 were 25.3% as compared to 25.8% in the prior year. As a result, operating profit margins were 28.3% in the third quarter of 2013 as compared to 26.6% in the third quarter of 2012.

Corporate expenses were $20.9 million, or 2.5% of net sales, in the third quarter of 2013 as compared to $24.5 million, or 3.3% of net sales, in the third quarter of 2012. The decrease was due to $6.3 million of acquisition expense related to the Sunquest acquisition in the prior year quarter, offset in part by higher equity compensation (as a result of higher stock prices) and other compensation related costs in the current year quarter.

Interest expense in the third quarter of 2013 was $24.7 million as compared to $16.5 million in the third quarter of 2012, due to higher average debt balances related to acquisitions, offset in part by lower average interest rates.

Other income in the third quarter of 2013 was $0.4 million as compared to other expense of $1.4 million in the third quarter of 2012.  Other income and expense in both 2013 and 2012 were due primarily to foreign exchange losses and gains at our non-U.S. based companies.

Our third quarter effective income tax rate was 30.1% as compared to the prior year rate of 29.0%. The increase is due to increased revenues and resulting pretax income in higher tax jurisdictions, primarily the United States.

At September 30, 2013, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar compared to currency exchange rates at June 30, 2013. The currency changes resulted in a pre-tax increase of $33.7 million in the foreign exchange component of comprehensive earnings for the current year quarter. Approximately $17 million of the total adjustment is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended September 30, 2013 the Canadian dollar and British pound were weaker, and the functional currencies of our other European subsidiaries were stronger against the U.S. dollar as compared to the quarter ended September 30, 2012.  The difference between the operating profits for these companies for the third quarter of 2013 compared to the prior year quarter, translated into U.S. dollars, was approximately 1%.

Net orders were $838.3 million for the third quarter of 2013, $118.5 million higher than the third quarter 2012 net order intake of $719.7 million.  Organic growth contributed 7%, and acquisitions contributed 10% to the current quarter orders. Overall, our order backlog at September 30, 2013 was up 7% as compared to September 30, 2012.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2013	2012	2013	2012
Industrial Technology	$197,549	$191,955	$131,768	$143,808
Energy Systems & Controls	148,922	147,304	120,415	118,510
Medical & Scientific Imaging	262,320	177,528	276,926	243,749
RF Technology	229,484	202,959	515,683	472,342
	$838,275	$719,746	$1,044,792	$978,409

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net sales for the nine months ended September 30, 2013 were $2.3 billion as compared to $2.2 billion in the prior year nine month period, an increase of 8%.  The increase was due primarily to acquisitions, offset in part by a small negative impact from foreign currency.

In our Industrial Technology segment, net sales decreased by 3% to $580.5 million in the first nine months of 2013 as compared to $598.1 million in the first nine months of 2012.  The decrease was due primarily to the loss of a customer at our water metering business and lower sales at our materials testing business.  Gross margins were 51.1% for the first nine months of 2013 as compared to 50.8% in the first nine months of 2012 due primarily to product mix.  SG&A expenses as a percentage of net sales were 22.8%, as compared to 20.7% in the prior year nine month period, due primarily to a $9.1 million pretax charge for warranty expense at one of our subsidiaries, Hansen Technologies, to provide its customers with replacements for refrigeration valves that included a vendor-supplied component that did not meet Roper quality standards.  The resulting operating profit margins were 28.3% in the first nine months of 2013 as compared to 30.1% in the first nine months of 2012.

Net sales in our Energy Systems & Controls segment decreased by 1% to $456.0 million during the first nine months of 2013 compared to $461.5 million in the first nine months of 2012, due to lower sales of pressure sensors for industrial applications and non-destructive testing systems for nuclear plants which was offset in part by increased demand for control systems for oil and gas applications.  Gross margins were 56.2% in the first nine months of 2013, compared to 55.1% in the first nine months of 2012, due to product mix. SG&A expenses as a percentage of net sales were 30.3% as compared to 29.4% in the prior year nine month period due to product mix. Operating margins were 26.0% in the first nine months of 2013 as compared to 25.7% in first nine months of 2012.

In our Medical & Scientific Imaging segment, net sales increased 33% to $645.7 million in the first nine months of 2013 as compared to $486.2 million in the first nine months of 2012.  The change was comprised of a 35% increase from acquisitions, negative organic growth of 2%, and a small negative foreign exchange impact.  We experienced continued growth in our medical businesses, which was more than offset by weakness in camera sales into research markets.  Gross margins increased to 68.3% in the first nine months of 2013 from 64.7% in the first nine months of 2012, due to the higher gross margin profile of our acquired businesses. SG&A expenses as a percentage of net sales were 40.5% in the nine month period ended September 30, 2013 as compared to 38.9% in the nine month period ended September 30, 2012 due to SG&A expenses at MHA in which the corresponding revenues were not recognizable under GAAP (see Note 4 of the notes to Condensed Consolidated Financial Statements).  Operating margins were 27.8% in the first nine months of 2013 as compared to 25.8% in the first nine months of 2012.

In our RF Technology segment, net sales were $666.7 million in the first nine months of 2013 compared to $637.8 million in the first nine months of 2012, an increase of 5%. The increase was due primarily to growth in our toll and traffic, university card systems and security solutions businesses. Gross margins in the first nine months of 2013 were 53.4% as compared to 52.2% in the prior year nine month period due to product mix.  SG&A expenses as a percentage of net sales in the first nine months of 2013 were 25.8% as compared to 26.0% in the first nine months of 2012.  Operating profit margins were 27.6% in 2013 as compared to 26.1% in 2012.

Corporate expenses increased by $3.3 million to $61.7 million, or 2.6% of net sales, in the first nine months of 2013 as compared to $58.4 million, or 2.7% of net sales, in the first nine months of 2012. The increase was due to higher equity compensation (as a result of higher stock prices) offset in part by decreased acquisition costs over the prior year nine month period.

Interest expense was $67.9 million for the first nine months of 2013 as compared to $47.0 million for the first nine months of 2012, due to higher average debt balances related to acquisitions, offset in part by lower average interest rates.

Other income in the nine months ended September 30, 2013 was $0.4 million, due primarily to a one-time pretax gain related to a legal settlement offset by foreign exchange losses at our non-U.S. based companies, as compared to other expense of $2.4 million in the nine months ended September 30, 2012, due primarily to foreign exchange losses at our non-U.S. based companies.

Income taxes were 27.9% of pretax earnings in the first nine months of 2013 as compared to 29.5% of pretax earnings in the first nine months of 2012.  The reduction was due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the adjustment of tax balances which were immaterial to any covered period, offset in part by increased revenues and resulting pretax income in higher tax jurisdictions, primarily the United States.

At September 30, 2013, the Canadian dollar and British pound were weaker, and the functional currencies of our other European subsidiaries were stronger against the U.S. dollar as compared to currency exchange rates at December 31, 2012. The currency changes resulted in a pretax decrease of $11 million in the foreign exchange component of comprehensive earnings for the nine months ended September 30, 2013, $7 million of which was related to goodwill.  Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.  During the nine months ended September 30, 2013 the Canadian dollar and British pound were weaker, and the functional currencies of our other European subsidiaries were stronger against the U.S. dollar as compared to the nine months ended September 30, 2012.  The difference between the operating profits for these companies for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, translated into U.S. dollars, was approximately 1%.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine month periods ended September 30, 2013 and 2012 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash provided by/(used in):
Operating activities	$255.8	$205.4	$566.8	$466.2
Investing activities	(18.6)	(1,417.3)	(1,046.7)	(1,474.1)
Financing activities	(161.4)	1,039.6	569.5	1,020.0

Operating activities - Net cash provided by operating activities in the third quarter of 2013 was $50.3 million higher than the third quarter of 2012, due primarily to improved receivables collection and increased earnings net of intangible amortization related to acquisitions.   In the nine month period ending September 30, 2013, operating cash flow increased $100.6 million over the prior year nine month period due to improved receivables collection and increased earnings net of intangible amortization related to acquisitions.

Investing activities - Cash used in investing activities during the three and nine month periods ended September 30, 2013 and 2012 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities in the third quarter of 2013 was for the repayment of our $500 million of senior notes which matured on August 15, 2013, offset in part by revolver borrowings used to repay the notes.  Cash provided by financing activities in the third quarter of 2012 was for revolver borrowings offset partially by dividends and principal debt payments.

Cash provided by financing activities in the nine month period ended September 30, 2013 was primarily for principal debt borrowings for acquisitions, offset in part by principal debt payments and dividends.  Cash provided by financing activities in the nine month period ended September 30, 2012 was from revolver borrowings offset partially by dividends and principal debt payments.

Total debt at September 30, 2013 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	9,770
Revolving Facility	390,000
Other	6,087
Total debt	2,605,857
Less current portion	12,250
Long-term debt	$2,593,607

The interest rate on borrowings under our $1.5 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2013, there were $390 million of outstanding borrowings under the facility.  At September 30, 2013, we had $6.1 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $40 million of outstanding letters of credit.

On June 6, 2013, we completed a public offering of $800 million aggregate principal amount of 2.05% senior unsecured notes due 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the notes.

The cash and short-term investments at our foreign subsidiaries at September 30, 2013 totaled $357 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2013.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $307.3 million at September 30, 2013 compared to $307.8 million at December 31, 2012, reflecting decreased working capital due primarily to increases in deferred revenue and MHA revenue-share obligations offset in part by increases in deferred tax assets related primarily to the MHA acquisition.

Total debt was $2.61 billion at September 30, 2013 compared to $2.02 billion at December 31, 2012 due to borrowings to fund acquisitions offset in part by the use of operating cash flows to reduce outstanding debt.  Our leverage is shown in the following table (in thousands):

	September 30, 2013	December 31, 2012
Total debt	$2,605,857	$2,022,122
Cash	(459,980)	(370,590)
Net debt	2,145,877	1,651,532
Stockholders' equity	4,062,813	3,687,726
Total net capital	$6,208,690	$5,339,258

Net debt / Total net capital	34.6%	30.9%

At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $33.3 million and $29.2 million were incurred during the nine months ended September 30, 2013 and 2012, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2012 Annual Report on Form 10-K. There were no material changes during the three or nine month periods ended September 30, 2013.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 8, 2013
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	November 8, 2013
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 8, 2013
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                                            Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.