Form 10-K
period 2013-12-31
ROPER INDUSTRIES INC
filed 2014-02-21
CIK 882835

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b2 of the Act). ☐ Yes  ☑ No

Based on the closing sale price on the New York Stock Exchange on June 28, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $12,365,836,908.

Number of shares of registrant's Common Stock outstanding as of February 14, 2014: 99,547,874.
----------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 21, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

Our Business

Roper Industries, Inc. ("Roper" or the "Company") was incorporated on December 17, 1981 under the laws of the State of Delaware. We are a diversified growth company that designs, manufactures and distributes medical and scientific imaging products and software, radio frequency ("RF") products, services and application software, industrial technology products and energy systems and controls products and solutions. We market these products and services to a broad range of markets including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

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

Diversified End Markets and Geographic Reach - We have a global presence, with sales of products to customers outside the U.S. totaling $1.3 billion in 2013.  Information regarding our international operations is set forth in Note 13 of the notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $145.7 million in 2013 as compared to $125.9 and $121.7 million in 2012 and 2011, respectively. Research and development expense as a percentage of sales increased to 4.5% in 2013 from 4.2% in 2012. The percentage has increased as the mix of our businesses shifts to higher technology, medical and software platforms.

Our Business Segments

Our operations are reported in four segments based upon common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Medical and Scientific Imaging, RF Technology, Industrial Technology and Energy Systems and Controls.  Financial information about our business segments is presented in Note 13 of the notes to Consolidated Financial Statements.

Medical and Scientific Imaging

Our Medical and Scientific Imaging segment principally offers products and software in medical applications, and high performance digital imaging products. These products and solutions are provided through nine reporting units. For 2013, this segment had net sales of $902.3 million, representing 27.9% of our total net sales.

Medical Products and Software - We manufacture and sell patient positioning devices and related software for use in radiation oncology, 3-D measurement technology in computer-assisted surgery and supply diagnostic and therapeutic disposable products used in ultrasound imaging for minimally invasive medical procedures.  We design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.  We also provide diagnostic and laboratory software solutions to healthcare providers and services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting.

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

RF Technology

Our RF Technology segment provides radio frequency identification ("RFID") communication technology and software solutions that are used primarily in toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service in the freight matching and food industries and metering and remote monitoring applications. These products and solutions are provided through six reporting units. This segment had sales of $904.4 million for the year ended December 31, 2013, representing 27.9% of our total net sales.

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

The RF Technology segment companies' sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards.

Industrial Technology

Our Industrial Technology segment produces fluid handling pumps, equipment and consumables for materials analysis, leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading ("AMR") products and systems. These products and solutions are provided through seven reporting units. For 2013, this segment had net sales of $779.6 million, representing 24.1% of our total net sales.

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

Materials Analysis Equipment and Consumables - We manufacture and sell equipment and supply consumables necessary to prepare materials samples for testing and analysis. These products are used mostly within the material science, steel, automotive, electronics, mining and research end-user markets.

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

The Industrial Technology segment companies' sales reflect a combination of standard products and specially engineered, application-specific products. Standard products are typically shipped within two weeks of receipt of order. Application-specific products typically ship within 6 to 12 weeks following receipt of order. However, larger project orders and blanket purchase orders for certain OEMs may extend shipment for longer periods.

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and controls and non-destructive inspection and measurement products and solutions, which are provided through six reporting units. For 2013, this segment had net sales of $651.9 million, representing 20.1% of our total net sales.

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

The Energy Systems and Controls segment companies' sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards.

Materials and Suppliers

We believe most materials and supplies we use are readily available from numerous sources and suppliers throughout the world. However, some components and sub-assemblies are currently available from a limited number of suppliers. Some high-performance components for digital imaging products can be in short supply and/or suppliers have occasional difficulty manufacturing such components to our specifications. We regularly investigate and identify alternative sources where possible, and we believe these conditions equally affect our competitors. Supply shortages have not had a material adverse effect on our sales although delays in shipments have occurred following such supply interruptions.

Backlog

Our policy is to include only firm unfilled orders shippable within twelve months in backlog.  Backlog was $1.1 billion at December 31, 2013, and $0.9 billion at December 31, 2012.

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

Customers

No customer accounted for 10% or more of net sales for 2013 for any of our segments or for our company as a whole.

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

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own or license the rights under a number of patents, trademarks and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with individuals and companies we do business with, employees, distributors, representatives and customers to protect our trade secrets and know-how. We believe our operating units are not substantially dependent on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights.

Employees

As of December 31, 2013, we had 9,913 employees, with 6,959 located in the United States. We have 205 employees who are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the NYSE the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. We filed the certification with the NYSE on June 24, 2013 and our Chief Executive Officer indicated that he was not aware of any violations of the Listing Standards by us.

ITEM 1A.                          RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2013, we had $2.46 billion in total consolidated indebtedness. In addition, we had $1.2 billion undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments under our credit facility not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity.  Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by our operating companies whose functional currency is not the U.S. dollar represented 24% of our total net sales for the year ended December 31, 2013 compared to 25% for the year ended December 31, 2012. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for 15% of our net sales for each of the years ended December 31, 2013 and December 31, 2012. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of and for the year ended December 31, 2013, 26% of our net sales and 21% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2013, goodwill totaled $4.55 billion compared to $4.21 billion of stockholders' equity, and represented 56% of our total assets of $8.18 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite economic life intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if interest rates rise or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

We rely on information and technology for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process and store electronic information and to communicate among our locations around the world and with clients and vendors. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. Computer viruses, cyberattacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and damage could result in a deterioration of our ability to write and process business, provide customer service or perform other necessary business functions.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None

ITEM 2.                          PROPERTIES

Our corporate offices, consisting of 24,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 112 principal locations around the world to support our operations, of which 51 are manufacturing, assembly and testing facilities, and the remaining 61 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2013.

Segment	Region	Office	Office & Manufacturing
		Leased	Leased	Owned
		(amounts in thousands of square feet)
Industrial Technology
	US	57	264	478
	Canada	36	-	-
	Europe	92	94	167
	Asia	23	-	-
	Mexico	-	60	-
Energy Systems & Controls
	US	51	353	-
	Canada	-	56	-
	Europe	43	20	128
	Asia	14	61	33
Medical & Scientific Imaging
	US	224	234	127
	Canada	-	108	-
	Europe	25	28	-
	Asia	27	-	-
RF Technology
	US	622	94	-
	Canada	11	-	-
	Europe	9	7	16

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2013 and 2012 quarters.

		High	Low	Cash Dividends Declared
2013	4th Quarter	$ 138.68	$ 123.57	$ 0.200
	3rd Quarter	135.01	123.15	0.165
	2nd Quarter	126.33	118.12	0.165
	1st Quarter	127.31	114.14	0.165

2012	4th Quarter	$ 113.14	$ 106.31	$ 0.1650
	3rd Quarter	111.08	93.73	0.1375
	2nd Quarter	102.99	95.24	0.1375
	1st Quarter	100.71	88.02	0.1375

Based on information available to us and our transfer agent, we believe that as of February 14, 2014 there were 172 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In December 2013, our Board of Directors increased the quarterly dividend paid January 24, 2014 to $0.20 per share from $0.165 per share, an increase of 21%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2013, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2013, the cumulative total stockholder return for our common stock, the Standard and Poor's 500 Stock Index (the "S&P 500") and the Standard and Poor's 500 Industrials Index (the "S&P 500 Industrials"). Measurement points are the last trading day of each of our fiscal years ended December 31, 2008, 2009, 2010, 2011, 2012 and 2013. The graph assumes that $100 was invested on December 31, 2008 in our common stock, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Roper Industries, Inc.	100.00	121.54	178.54	204.06	263.76	329.40
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Industrials	100.00	120.93	153.26	152.35	175.73	247.22

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

	As of and for the Years ended December 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
Operations data:
Net sales	$3,238,128	$2,993,489	$2,797,089	$2,386,112	$2,049,668
Gross profit	1,882,928	1,671,717	1,515,564	1,275,126	1,043,138
Income from operations	842,361	757,587	660,539	514,294	395,396
Net earnings	538,293	483,360	427,247	322,580	239,481

Per share data:
Basic earnings per share	$5.43	$4.95	$4.45	$3.42	$2.64
Diluted earnings per share	5.37	4.86	4.34	3.34	2.58

Dividends declared	0.6950	0.5775	0.4675	0.3950	0.3425

Balance sheet data:
Working capital (6)	$730,246	$159,332	$561,277	$458,446	$392,734
Total assets	8,184,981	7,071,104	5,319,417	5,069,524	4,327,736
Long-term debt, less current portion	2,453,836	1,503,107	1,015,110	1,247,703	1,040,962
Stockholders' equity	4,213,050	3,687,726	3,195,096	2,750,907	2,421,490

(1)	Includes results from the acquisitions of Managed Health Care Associates, Inc. from May 1, 2013 and Advanced Sensors, Ltd. from October 4, 2013.
(2)	Includes results from the acquisition of Sunquest Information Systems, Inc. from August 22, 2012.
(3)	Includes results from the acquisitions of NDI Holding Corp. from June 3, 2011, United Controls Group, Inc. from September 26, 2011 and Trinity Integrated Systems Ltd. from December 1, 2011.
(4)	Includes results from the acquisitions of Heartscape, Inc. from February 22, 2010 and iTradeNetwork, Inc. from July 27, 2010.
(5)	Includes results from the acquisitions of United Toll Systems, LLC from October 30, 2009 and Verathon, Inc. from December 3, 2009.
(6)	At December 31, 2012, there were $500 million of senior notes outstanding that matured on August 15, 2013, thus requiring a classification as short-term debt, included in working capital.

ITEM 7.                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and related notes included in this Annual Report.

Overview

We are a diversified growth company that designs, manufactures and distributes medical and scientific imaging products and software, radio frequency ("RF") products, services and application software, industrial technology products and energy systems and controls products and solutions. We market these products and services to a broad range of markets including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

We pursue consistent and sustainable growth in earnings and cash flow by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both bolt-ons and new strategic platforms.

On May 1, 2013, we purchased the shares of Managed Health Care Associates, Inc. ("MHA"), a leading provider of services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting. The acquisition of MHA complements and expands our medical software and services platform.  On October 4, 2013, we acquired the shares of Advanced Sensors, Ltd. ("Advanced Sensors"), which manufactures oil-in-water analyzers for the oil and gas industries.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2013 included in this Annual Report.

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

Our most significant accounting uncertainties are encountered in the areas of accounts receivable collectibility, inventory valuation, future warranty obligations, revenue recognition (percentage-of-completion), income taxes and goodwill and indefinite-lived asset analyses. These issues affect each of our business segments and are evaluated using a combination of historical experience, current conditions and relatively short-term forecasting.

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2013, our allowance for doubtful accounts receivable was $11.4 million and our allowance for sales returns and sales credits was $3.6 million, for a total of $15.0 million, or 2.8% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2013 was $1.0 million lower than at December 31, 2012.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business, the write-off of uncollectible receivables, and the addition of reserve balances at acquired businesses.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2013, inventory reserves for excess and obsolete inventory were $43.5 million, or 17.5% of gross inventory cost, as compared to $42.0 million, or 18.0% of gross inventory cost, at December 31, 2012. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2013, 2012, and 2011.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the year ended December 31, 2013, we recognized revenue of $205.0 million using this method, primarily for major turn-key, longer term toll and traffic and energy projects and installations of large software application products.  We recognized $145.5 million and $151.5 million of revenue using this method during the years ended December 31, 2012 and December 31, 2011, respectively. At December 31, 2013, $222.1 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2013, our effective income tax rate was 28.6%, which was slightly lower than the 2012 rate of 29.6% due in part to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA") on January 2, 2013 which retroactively reinstated and extended certain tax provisions to January 1, 2012. As a result, our income tax provision for the first quarter of 2013 included discrete tax benefits totaling $6 million. We expect the effective tax rate to increase in 2014 due to a continued increase in revenues and resulting pretax income in higher tax jurisdictions as well as the non-recurrence of the $6 million tax benefit taken in 2013.

We account for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value) using a two-step process. The first step utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, we review the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.   If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized.

Key assumptions used in the income and market approaches are updated when the analysis is performed for each reporting unit.  Various assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted-average cost of capital, comparable transactions, market data and earnings multiples.  While we use reasonable and timely information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly and could result in future non-cash impairment charges related to recorded goodwill balances.

We have 28 reporting units with individual goodwill amounts ranging from zero to $988 million.  We concluded that the fair value of each of our reporting units was in excess of its carrying value, with no impairment indicated as of December 31, 2013.  However, the fair value of one of our reporting units in the RF Technology segment was less than 5% above its carrying value at December 31, 2013 using the discounted cash flow methodology.  The decrease from the prior year's results was due to lower growth assumptions in the current year's testing.  The weighted average cost of capital utilized in 2013 was consistent with the prior year's testing.  We believe the market value of this unit to be significantly in excess of its carrying value based upon observed market data.  Negative industry or economic trends, disruptions to our business, actual results significantly below projections, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value.  We conduct these reviews for all of our reporting units using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuations specialists in determining the fair value of intangible assets.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets.  The fair value of each trade name is determined by applying a royalty rate to a projection of net sales discounted using a risk adjusted rate of capital.  Each royalty rate is determined based on the profitability of the reporting unit to which it relates and observed market royalty rates.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches or other variables.  Reporting units resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into our enterprise and positioned for improved future sales growth.

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although our forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2013; however, the fair value of the trade names of one of our reporting units in the RF Technology segment could have fallen below the carrying value at December 31, 2013, had the assumed sales growth been less than that used in the assessment.  We do not believe that impairment is probable; however, it is possible that the trade name could become impaired in the future, at which point we would be required to record a non-cash impairment charge to reduce the carrying level of the trade name at the reporting unit.

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

	Years ended December 31,
	2013	2012	2011
Net sales
Industrial Technology	$779,564	$795,240	$737,356
Energy Systems and Controls(1)	651,920	646,116	597,802
Medical and Scientific Imaging(2)	902,281	703,835	610,617
RF Technology	904,363	848,298	851,314
Total	$3,238,128	$2,993,489	$2,797,089

Gross profit:
Industrial Technology	51.1%	51.6%	49.8%
Energy Systems and Controls	57.4	56.3	55.5
Medical and Scientific Imaging	69.3	64.4	63.3
RF Technology	53.7	52.4	50.6
Total	58.1	55.8	54.2

Operating profit:
Industrial Technology	28.6%	30.8%	28.2%
Energy Systems and Controls	28.2	27.8	26.4
Medical and Scientific Imaging	29.7	26.6	24.3
RF Technology	28.0	26.3	23.8
Total	28.7	27.9	25.6

Corporate administrative expenses	(2.7)%	(2.6)%	(2.0)%
Income from continuing operations	26.0	25.3	23.6
Interest expense, net	(2.7)	(2.3)	(2.3)
Other income/(expense)	-	(0.1)	0.3
Income from continuing operations before taxes	23.3	22.9	21.6
Income taxes	(6.7)	(6.8)	(6.4)

Net earnings	16.6%	16.1%	15.3%

(1)	Includes results from the acquisition of United Controls Group, Inc. from September 26, 2011 and Advanced Sensors from October 4, 2013.
(2)	Includes results from the acquisitions of NDI Holding Corp. from June 3, 2011, Sunquest Information Systems, Inc. from August 22, 2012 and MHA from May 1, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales for the year ended December 31, 2013 were $3.24 billion as compared to sales of $2.99 billion for the year ended December 31, 2012, an increase of 8%. The increase was the result of contributions from acquisitions of 7% and organic sales growth of 1%.

Our Medical and Scientific Imaging segment reported a $198 million or 28% increase in net sales for the year ended December 31, 2013 over the year ended December 31, 2012.  Acquisitions added $208 million in sales, while organic sales decreased 1% due to a $20 million decrease in camera sales which was offset in part by increased sales in our medical businesses of $15 million.  Gross margin increased to 69.3% in the year ended December 31, 2013 from 64.4% in the year ended December 31, 2012, due primarily to additional sales from medical products which have a higher gross margin. Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 39.5% in the year ended December 31, 2013 as compared to 37.8% in the year ended December 31, 2012 due to higher SG&A expense structures at our medical businesses as well as SG&A expenses at MHA in which the corresponding revenues were not recognizable under GAAP (See Note 2 of the notes to Consolidated Financial Statements included in this Annual Report).  Operating margin was 29.7% in the year ended December 31, 2013 as compared to 26.6% in the year ended December 31, 2012.

In our RF Technology segment, net sales for the year ended December 31, 2013 increased by $56 million or 7% over the year ended December 31, 2012. The increase was due primarily to growth in our toll and traffic, university card systems and security solutions businesses.  Gross margin was 53.7% in 2013 as compared to 52.4% in the prior year due to operating leverage on higher sales volume.  SG&A expenses as a percentage of sales in the year ended December 31, 2013 were 25.6%, a decrease from 26.1% in the prior year due to operating leverage on higher sales volume.  Operating profit margin was 28.0% in 2013 as compared to 26.3% in 2012.

Net sales for our Industrial Technology segment decreased by $16 million or 2% for the year ended December 31, 2013 over the year ended December 31, 2012. The decrease was due primarily to the loss of a customer at our water metering business and lower sales at our materials testing business.  Gross margin was 51.1% for the year ended December 31, 2013 as compared to 51.6% in the year ended December 31, 2012 due to negative operating leverage on lower sales volume as well as the inclusion in 2012 of a one-time $5.5 million reduction to cost of goods sold at one of our businesses.  SG&A expenses as a percentage of net sales were 22.5%, as compared to 20.8% in the prior year, due primarily to a $9.1 million pretax charge for warranty expense at one of our subsidiaries, Hansen Technologies, to provide its customers with replacements for refrigeration valves that included a vendor-supplied component that did not meet Roper quality standards.  The resulting operating profit margin was 28.6% in the year ended December 31, 2013 as compared to 30.8% in the year ended December 31, 2012.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2013 increased by $6 million or 1% over the year ended December 31, 2012, due primarily to acquisitions.  Organic sales were impacted by lower sales of non-destructive testing systems for nuclear plants and pressure sensors for industrial applications, offset by increased demand for control systems for oil and gas applications. Gross margin was 57.4% in the year ended December 31, 2013, compared to 56.3% in the year ended December 31, 2012, due to product mix. SG&A expenses as a percentage of net sales were 29.2% as compared to 28.4% in the prior year due to product mix. Operating profit margin was 28.2% in the year ended December 31, 2013 as compared to 27.8% in the year ended December 31, 2012.

Corporate expenses increased by $8.6 million to $86.1 million, or 2.7% of sales, in 2013 as compared to $77.5 million, or 2.6% of sales, in 2012. The increase was due to higher equity compensation (primarily as a result of higher stock prices), offset in part by a decrease in acquisition-related expenses.

Interest expense increased $20.5 million, or 30.4%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase is due primarily to higher average debt balances offset in part by lower average interest rates throughout 2013.

Other expense of $0.2 million for the year ended December 31, 2013 was composed of foreign exchange losses at our non-U.S. based companies, offset in part by proceeds from a legal settlement.  Other expense for the year ended December 31, 2012 was $2.3 million, primarily due to foreign exchange losses at our non-U.S. based companies.

During 2013, our effective income tax rate was 28.6% versus 29.6% in 2012. The reduction was due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the correction of an out of period adjustment of tax balances which were immaterial to any covered period, offset in part by increased revenues and resulting pretax income in higher tax jurisdictions, primarily the United States.  We expect the effective tax rate to increase in 2014 due to a continued increase in revenues and resulting pretax income in higher tax jurisdictions as well as the non-recurrence of the $6 million tax benefit taken in 2013.

At December 31, 2013, the functional currencies of most of our European subsidiaries were stronger and our Canadian and United Kingdom subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2012. The net result of these changes led to a pre-tax decrease in the foreign exchange component of comprehensive earnings of $17.9 million in the year ended December 31, 2013. Approximately $9.5 million of this amount related to goodwill and is not expected to directly affect our projected future cash flows. For the entire year of 2013, operating profit decreased by less than 1% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2013 and 2012 (dollar amounts in thousands).

	2013	2012	change
Industrial Technology	$772,337	$783,362	(1.4)%
Energy Systems and Controls	673,569	634,051	6.2
Medical and Scientific Imaging	958,830	703,034	36.4
RF Technology	943,757	871,225	8.3
Total	$3,348,493	$2,991,672	11.9%

The increase in orders was due to internal growth of 4%, as well as orders from acquisitions which added 8%.  Our Energy Systems and Controls and RF Technology segments experienced strong internal growth throughout 2013. Our Medical and Scientific Imaging segment experienced internal growth of 3%, as well as orders from recent acquisitions.

The following table summarizes order backlog information at December 31, 2013 and 2012 (dollar amounts in thousands). We include in backlog only orders that are expected to be recognized as revenue within twelve months.

	2013	2012	change
Industrial Technology	$121,943	$131,621	(7.4)%
Energy Systems and Controls	131,799	109,885	19.9
Medical and Scientific Imaging	290,435	234,526	23.8
RF Technology	510,553	471,185	8.4
Total	$1,054,730	$947,217	11.4%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales for the year ended December 31, 2012 were $2.99 billion as compared to sales of $2.80 billion for the year ended December 31, 2011, an increase of 7%. The increase was the result of organic sales growth of 4%, contributions from acquisitions of 4% and an unfavorable effect from foreign exchange of 1%.

Our Medical and Scientific Imaging segment reported a $93 million or 15% increase in net sales for the year ended December 31, 2012 over the year ended December 31, 2011.  Acquisitions added $94 million in sales, while organic sales increased 1% due to increased sales in our medical and electron microscopy businesses, offset by declines in sales of scientific imaging products.  The impact from foreign exchange was a negative 1%. Gross margin increased to 64.4% in the year ended December 31, 2012 from 63.3% in the year ended December 31, 2011, due primarily to additional sales from medical products which have a higher gross margin. Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased to 37.8% in the year ended December 31, 2012 as compared to 39.0% in the year ended December 31, 2011 due to investments in new products in the medical businesses in 2011 that did not recur in 2012. Operating margin was 26.6% in the year ended December 31, 2012 as compared to 24.3% in the year ended December 31, 2011.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2012 increased by $48 million or 8% over the year ended December 31, 2011.  Organic sales increased 7% while acquisitions added $19 million, or 3%.  The increase in organic sales was primarily due to increased demand in industrial process and nuclear plant inspection end markets. The impact from foreign exchange was a negative 2%. Gross margin was 56.3% in the year ended December 31, 2012, compared to 55.5% in the year ended December 31, 2011, due to operating leverage from higher sales volume. SG&A expenses as a percentage of net sales were 28.4% as compared to 29.1% in the prior year due to operating leverage from higher sales volume. Operating margin was 27.8% in the year ended December 31, 2012 as compared to 26.4% in the year ended December 31, 2011.

Net sales for our Industrial Technology segment increased by $58 million or 8% for the year ended December 31, 2012 over the year ended December 31, 2011. The increase was due to broad-based growth in nearly all businesses in the segment, with particular strength in our materials testing business and fluid handling businesses, offset in part by a negative 2% impact from foreign exchange.  Gross margin was 51.6% for the year ended December 31, 2012 as compared to 49.8% in the year ended December 31, 2011 due to operating leverage on higher sales volume as well as a $5.5 million one-time reduction to cost of goods sold at one of our businesses.  This reduction is due to the cumulative effect of an accounting system error which caused the cost of goods sold to be overstated for several years by quarterly and annually immaterial amounts.  SG&A expenses as a percentage of net sales were 20.8%, as compared to 21.5% in the prior year, due primarily to operating leverage on higher sales volume.  The resulting operating profit margin was 30.8% in the year ended December 31, 2012 as compared to 28.2% in the year ended December 31, 2011.

In our RF Technology segment, net sales for the year ended December 31, 2012 decreased by $3 million over the year ended December 31, 2011. Organic sales were flat as growth in toll and traffic systems was offset by a large installation project in gas network monitoring during 2011 that has since been completed.  Gross margin was 52.4% in 2012 as compared to 50.6% in the prior year due to product mix.  SG&A expenses as a percentage of sales in the year ended December 31, 2012 were 26.1%, a decrease from 26.8% in the prior year due to lower spending, particularly in selling expense related to toll projects.  Operating profit margin was 26.3% in 2012 as compared to 23.8% in 2011.

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

During 2012, our effective income tax rate was 29.6% versus 29.4% in 2011. This increase was due to a decrease in R&D credits.

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

The following table summarizes order backlog information at December 31, 2012 and 2011 (dollar amounts in thousands). We include in backlog only orders that are expected to be recognized as revenue within twelve months.

	2012	2011	change
Industrial Technology	$131,621	$141,836	(7.2)%
Energy Systems and Controls	109,885	120,497	(8.8)
Medical and Scientific Imaging	234,526	118,609	97.7
RF Technology	471,185	447,355	5.3
Total	$947,217	$828,297	14.4%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	2013	2012	2011
Cash provided by/(used in):
Operating activities	$802.6	$677.9	$601.6
Investing activities	(1,115.9)	(1,505.6)	(275.7)
Financing activities	403.6	853.9	(256.7)

Operating activities - The increase in cash provided by operating activities in 2013 was primarily due to increased earnings net of intangible amortization related to acquisitions and improved receivables collection.

Investing activities - Cash used in investing activities during 2013, 2012, and 2011 was primarily for business acquisitions.

Financing activities - Cash used in financing activities in all periods presented was primarily debt repayments as well as dividends paid to stockholders.  Cash provided by financing activities during all periods presented was primarily debt borrowings for acquisitions partially offset by debt payments made using cash from operations.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $282 million at December 31, 2013 compared to $308 million at December 31, 2012. We acquired net working capital of $12 million through business acquisitions during 2013.

Total debt was $2.5 billion at December 31, 2013 (36.9% of total capital) compared to $2.0 billion at December 31, 2012 (35.4% of total capital). Our increased debt at December 31, 2013 compared to December 31, 2012 was due to debt borrowings for acquisitions, partially offset by debt payments made using cash from operations.

At December 31, 2013, we had $250 million of outstanding borrowings under our $1.5 billion revolving credit facility, $400 million of senior notes due 2017, $800 million of senior notes due 2018, $500 million of senior notes due 2019, $500 million of senior notes due 2022 and $8 million of senior subordinated convertible notes due 2034. In addition, we had $6.5 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. We had $41.0 million of outstanding letters of credit at December 31, 2013, of which $36.0 million was covered by our lending group, thereby reducing our remaining revolving credit capacity commensurately.

On June 6, 2013, we completed a public offering of $800 million aggregate principal amount of 2.050% senior unsecured notes due October 1, 2018.  The notes were issued at 99.791% of their principal amount.  The terms of the notes are described below under the heading "Description of Certain Indebtedness-Senior Notes due 2018."  The net proceeds were used to pay a portion of the outstanding revolver balance under our revolving credit facility.

On August 15, 2013, our $500 million of senior notes due 2013 matured, and were repaid using borrowings from our revolving credit facility.

Cash and short-term investments at our foreign subsidiaries at December 31, 2013 totaled $386 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the year ended December 31, 2013.

Capital expenditures of $42.5 million, $38.4 million and $40.7 million were incurred during 2013, 2012, and 2011, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

 Description of Certain Indebtedness

Senior Unsecured Credit Facility - On July 27, 2012, we entered into a new unsecured credit facility (the "2012 Facility"), composed of a five-year $1.5 billion revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders.  We may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  The 2012 Facility replaced our previous unsecured credit facility dated as of July 7, 2008 (the "2008 Facility").  Due to the early termination of the 2008 Facility, we recorded a $1.0 million non-cash debt extinguishment charge, reported as other expense, in the third quarter of 2012 reflecting the unamortized fees associated with the 2008 Facility. At December 31, 2013, there were $250 million of outstanding borrowings under the 2012 Facility.

The 2012 Facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, prepay subordinated debt, make certain investments and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business. We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

Senior Notes – Our senior notes are unsecured senior obligations of the Company and rank senior in right of payment with all of our existing and future subordinated indebtedness and rank equally in right of payment with all of our existing and future unsecured senior indebtedness.  The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

Senior Notes due 2018 – On June 6, 2013, we completed a public offering of $800 million aggregate principal amount of 2.050% senior unsecured notes due October 1, 2018.  The notes were issued at 99.791% of their principal amount.  Net proceeds of $793.5 million were used to pay off a portion of the outstanding revolver balance under the 2012 Facility.

The notes bear interest at a fixed rate of 2.050% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2013.

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

Senior Notes due 2013 - On August 15, 2013, our $500 million of senior notes due 2013 matured, and were repaid using revolver borrowings from the 2012 Facility.

On August 15, 2013 an aggregate notional amount of $500 million in interest rate swaps we had entered into during 2009 expired.  The swaps had been designated as fair value hedges which had effectively changed our $500 million senior notes due 2013 to a variable-rate obligation at a weighted average spread of 4.377% plus the 3 month London Interbank Offered Rate ("LIBOR").

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

We include in our diluted weighted-average common share calculation an increase in shares based upon the difference between our average closing stock price for the period and the conversion price of $31.80, plus accretion. This is calculated using the treasury stock method.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2013 (in thousands).

Contractual Cash Obligations[1]	Total	Payments Due in Fiscal Year
		2014	2015	2016	2017	2018	Thereafter
Long-term debt	$2,458,321	$8,321	$-	$-	$650,000	$800,000	$1,000,000
Senior note interest	417,547	70,675	70,675	70,675	69,750	54,392	81,380
Capital leases	6,531	2,695	2,262	1,234	335	5	-
Operating leases	124,910	38,978	32,092	25,008	16,452	7,520	4,860
Total	$3,007,309	$120,669	$105,029	$96,917	$736,537	$861,917	$1,086,240

Other Commercial Commitments	Total Amount Committed	Amounts Expiring in Fiscal Year
		2014	2015	2016	2017	2018	Thereafter
Standby letters of credit and bank guarantees	$40,980	$30,279	$5,813	$932	$419	$114	$3,423

1.  We have excluded $26.9 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long-term portion of the liability. See Note 7 of the notes to Consolidated Financial Statements.

At December 31, 2013, we had outstanding surety bonds of $410 million.

At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2014 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

See Note 1 of our notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding revolving credit borrowings, and to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2013, we had a combination of fixed and floating rate borrowings. Our credit facility contains a $1.5 billion variable-rate revolver with outstanding borrowings of $250 million at December 31, 2013. Our $400 million senior notes due 2017, $800 million senior notes due 2018, $500 million senior notes due 2019 and $500 million senior notes due 2022 have fixed interest rates of 1.850%, 2.050%, 3.125% and 6.250%, respectively, and our $8 million senior unsecured convertible notes have a fixed interest rate of 3.75%. At December 31, 2013, the prevailing market rates for our long-term notes were between 1.5% higher and 1.6% lower than the fixed rates on our debt instruments.

At December 31, 2013, our outstanding variable-rate borrowings were $250 million of outstanding revolver borrowings; an increase in interest rates of 1% would increase our annualized interest costs by $2.5 million.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish krone. Sales by companies whose functional currency was not the U.S. dollar were 24% of our total sales in 2013 and 61% of these sales were by companies with a European functional currency. The U.S. dollar was stronger against most of our non-U.S. subsidiary currencies throughout most of 2013 as compared to 2012, which resulted in a decrease in sales of less than 1.0% due to foreign currency exchange. If these currency exchange rates had been 10% different throughout 2013 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 2.1%.

The changes in these currency exchange rates relative to the U.S. dollar at December 31, 2013 compared to currency exchange rates at December 31, 2012 resulted in a pre-tax decrease in net assets of $17.9 million that was reported as a component of comprehensive earnings, $9.5 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Report of Independent Certified Public Accountants

To the Stockholders of Roper Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive earnings and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded acquisitions completed during 2013 from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in purchase business combinations during 2013. We have also excluded acquisitions completed during 2013 from our audit of internal control over financial reporting. These acquisitions are wholly-owned subsidiaries whose total assets and total revenues represent 1.3%, and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 21, 2014

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(in thousands, except per share data)

	2013	2012
Assets
Cash and cash equivalents	$459,720	$370,590
Accounts receivable, net	519,075	526,408
Inventories, net	204,923	190,867
Deferred taxes	64,464	41,992
Unbilled receivables	86,945	72,193
Other current assets	38,210	43,492
Total current assets	1,373,337	1,245,542

Property, plant and equipment, net	117,310	110,397
Goodwill	4,549,998	3,868,857
Other intangible assets, net	2,039,136	1,698,867
Deferred taxes	28,773	78,644
Other assets	76,427	68,797
Total assets	$8,184,981	$7,071,104

Liabilities and Stockholders' Equity
Accounts payable	$150,313	$138,340
Accrued compensation	107,953	110,724
Deferred revenue	209,332	185,912
Other accrued liabilities	153,712	128,351
Income taxes payable	4,275	-
Deferred taxes	6,490	3,868
Current portion of long-term debt, net	11,016	519,015
Total current liabilities	643,091	1,086,210

Long-term debt, net of current portion	2,453,836	1,503,107
Deferred taxes	783,805	707,278
Other liabilities	91,199	86,783
Total liabilities	3,971,931	3,383,378

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 101,276 shares issued and 99,312 outstanding at December 31, 2013 and 100,588 shares issued and 98,604 outstanding at December 31, 2012	1,013	1,006
Additional paid-in capital	1,229,233	1,158,001
Retained earnings	2,959,196	2,489,858
Accumulated other comprehensive earnings	43,083	58,537
Treasury stock, 1,964 shares at December 31, 2013 and 1,984 shares at December 31, 2012	(19,475)	(19,676)
Total stockholders' equity	4,213,050	3,687,726
Total liabilities and stockholders' equity	$8,184,981	$7,071,104

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2013, 2012 and 2011
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Net sales	$3,238,128	$2,993,489	$2,797,089
Cost of sales	1,355,200	1,321,772	1,281,525
Gross profit	1,882,928	1,671,717	1,515,564
Selling, general and administrative expenses	1,040,567	914,130	855,025
Income from operations	842,361	757,587	660,539
Interest expense, net	88,039	67,525	63,648
Loss on extinguishment of debt	-	1,043	-
Other income/(expense), net	(192)	(2,338)	8,096
Earnings before income taxes	754,130	686,681	604,987
Income taxes	215,837	203,321	177,740

Net earnings	$538,293	$483,360	$427,247

Earnings per share:
Basic	$5.43	$4.95	$4.45
Diluted	$5.37	$4.86	$4.34

Weighted-average common shares outstanding:
Basic	99,123	97,702	95,959
Diluted	100,209	99,558	98,386

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(in thousands)

	Years ended December 31,
	2013	2012	2011
Net earnings	$538,293	$483,360	$427,247

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(15,454)	23,633	(10,178)
Unrecognized pension gain	-	1,104	-

Total other comprehensive income/(loss), net of tax	(15,454)	24,737	(10,178)

Comprehensive income	$522,839	$508,097	$417,069

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2013, 2012 and 2011
 (in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2010	95,088	$971	$1,045,286	$1,680,849	$43,978	$(20,177)	$2,750,907
Net earnings	-	-	-	427,247	-	-	427,247
Stock option exercises	838	8	28,159	-	-	-	28,167
Treasury stock sold	29	-	1,821	-	-	283	2,104
Currency translation adjustments, net of $866 tax	-	-	-	-	(10,178)	-	(10,178)
Stock based compensation	-	-	30,906	-	-	-	30,906
Restricted stock activity	268	3	(6,008)	-	-	-	(6,005)
Stock option tax benefit, net of shortfalls	-	-	12,684	-	-	-	12,684
Conversion of senior subordinated convertible notes	456	5	4,245	-	-	-	4,250
Dividends declared ($0.47 per share)	-	-	-	(44,986)	-	-	(44,986)
Balances at December 31, 2011	96,679	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096
Net earnings	-	-	-	483,360	-	-	483,360
Stock option exercises	1,389	14	56,086	-	-	-	56,100
Treasury stock sold	22	-	1,977	-	-	218	2,195
Currency translation adjustments, net of $907 tax	-	-	-	-	23,633	-	23,633
Stock based compensation	-	-	39,808	-	-	-	39,808
Restricted stock activity	187	2	(18,424)	-	-	-	(18,422)
Stock option tax benefit, net of shortfalls	-	-	30,840	-	-	-	30,840
Conversion of senior subordinated convertible notes	327	3	(69,379)	-	-	-	(69,376)
Deferred pension gain	-	-	-	-	1,104	-	1,104
Dividends declared ($0.58 per share)	-	-	-	(56,612)	-	-	(56,612)
Balances at December 31, 2012	98,604	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726
Net earnings	-	-	-	538,293	-	-	538,293
Stock option exercises	434	4	23,995	-	-	-	23,999
Treasury stock sold	20	-	2,248	-	-	201	2,449
Currency translation adjustments, net of $2,406 tax	-	-	-	-	(15,454)	-	(15,454)
Stock based compensation	-	-	53,417	-	-	-	53,417
Restricted stock activity	254	3	(16,046)	-	-	-	(16,043)
Stock option tax benefit, net of shortfalls	-	-	16,000	-	-	-	16,000
Conversion of senior subordinated convertible notes	-	-	(8,382)	-	-	-	(8,382)
Dividends declared ($0.70 per share)	-	-	-	(68,955)	-	-	(68,955)
Balances at December 31, 2013	99,312	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
 (in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$538,293	$483,360	$427,247
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	37,756	37,888	36,780
Amortization of intangible assets	151,434	116,860	103,363
Amortization of deferred financing costs	3,918	2,399	2,362
Non-cash stock compensation	53,133	40,773	31,730
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	32,800	(16,455)	(33,333)
Inventories	(12,687)	18,361	(23,033)
Unbilled receivables	(14,754)	(5,122)	11,759
Accounts payable and accrued liabilities	23,305	9,209	24,347
Income taxes	(6,427)	(15,988)	14,526
Other, net	(4,218)	6,567	5,870
Cash provided by operating activities	802,553	677,852	601,618
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,074,413)	(1,467,772)	(233,594)
Capital expenditures	(42,528)	(38,405)	(40,702)
Proceeds from sale of assets	2,174	1,315	1,990
Other, net	(1,096)	(683)	(3,443)
Cash used in investing activities	(1,115,863)	(1,505,545)	(275,749)
Cash flows from financing activities:
Proceeds from senior notes	800,000	900,000	-
Payment of senior notes	(500,000)	-	-
Borrowings/(payments) under revolving line of credit, net	150,000	100,000	(230,000)
Principal payments on convertible notes	(3,702)	(57,304)	(26,457)
Debt issuance costs	(7,717)	(12,213)	-
Cash dividends to stockholders	(49,092)	(69,903)	(42,090)
Treasury stock sales	2,449	2,195	2,104
Stock award tax excess windfall benefit	11,709	30,747	12,664
Proceeds from stock based compensation, net	7,944	37,679	28,167
Redemption premium on convertible debt	(9,124)	(76,641)	-
Other	1,166	(690)	(1,067)
Cash provided by/(used in) financing activities	403,633	853,870	(256,679)
Effect of exchange rate changes on cash	(1,193)	6,312	(1,483)

Net increase in cash and cash equivalents	89,130	32,489	67,707
Cash and cash equivalents, beginning of year	370,590	338,101	270,394

Cash and cash equivalents, end of year	$459,720	$370,590	$338,101

Supplemental disclosures:
Cash paid for:
Interest	$94,648	$67,804	$62,840
Income taxes, net of refunds received	$210,540	$188,560	$150,550
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$1,275,827	$1,824,453	$256,589
Liabilities assumed	(201,414)	(356,681)	(22,995)
Cash paid, net of cash acquired	$1,074,413	$1,467,772	$233,594

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011

(1)	Summary of Accounting Policies

Basis of Presentation - These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business - Roper is a diversified growth company that designs, manufactures and distributes medical and scientific imaging products and software, radio frequency ("RF") products, services and application software, industrial technology products and energy systems and controls products and solutions. Roper markets these products and services to a broad range of markets, including radio frequency applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

Accounts Receivable - Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $15.0 million and $16.0 million at December 31, 2013 and 2012, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2013 and 2012.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies.  Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  In the assessment of contingencies as of December 31, 2013, management concluded that no accrual was necessary and that there were no matters for which there was a reasonable possibility of a material loss.

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

	Years ended December 31,
	2013	2012	2011
Basic weighted-average shares outstanding	99,123	97,702	95,959
Effect of potential common stock:
Common stock awards	891	1,040	1,213
Senior subordinated convertible notes	195	816	1,214
Diluted weighted-average shares outstanding	100,209	99,558	98,386

As of and for the years ended December 31, 2013, 2012 and 2011, there were 614,850, 547,591 and 760,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results.  Translation adjustments are reflected as a component of other comprehensive income.  Foreign currency transaction gains and losses are recorded in the income statement as other income/(expense).  The gain or loss included in pre-tax income was a net loss of $3.9 million for the year ended December 31, 2013, a net loss of $2.8 million for the year ended December 31, 2012 and a net gain of $6.9 million for the year ended December 31, 2011.

Goodwill and Other Intangibles - Roper accounts for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value) using a two-step process. The first step of the process utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable public company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.  If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed in order to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, a non-cash impairment loss would be recognized.

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

The Company has 28 reporting units with individual goodwill amounts ranging from zero to $988 million.  The Company concluded that the fair value of each of its reporting units was in excess of its carrying value, with no impairment indicated as of December 31, 2013.  However, the fair value of one of the reporting units in the RF Technology segment was less than 5% above the carrying value at December 31, 2013 using the discounted cash flow methodology.  The Company believes the market value of this unit to be significantly in excess of its carrying value based upon observed market data.  Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of Roper's reporting units.

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

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value.  Roper conducts these reviews for all of its reporting units using the relief-from-royalty method, which management believes to be an acceptable methodology due to its common use by valuations specialists in determining the fair value of intangible assets.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets.  The fair value of each trade name is determined by applying a royalty rate to a projection of net sales discounted using a risk adjusted rate of capital.  Each royalty rate is determined based on the profitability of the reporting unit to which it relates and observed market royalty rates. Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches or other variables.

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2013.

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

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States' treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2013, the amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $939 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense.

The Company records a valuation allowance to reduce its deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdictions, it is more likely than not that some portion or all of such deferred tax assets will not be realized.  Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, the Company's estimate of future taxable income and any applicable tax-planning strategies.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences at the tax rates expected to be paid.

Interest Rate Risk - The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  Interest rate swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the swap and the hedged item are recorded as interest expense in current earnings.  There were no interest rate swaps outstanding at December 31, 2013.

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

Recently Released Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Any ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company's results of operations, financial position or cash flows.

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

Research and Development - Research and development ("R&D") costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $145.7 million, $125.9 million and $121.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition - The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller's price to the buyer is fixed or determinable; and
•	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of $205.0 million, $145.5 million and $151.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software was $8.0 million and $10.9 million at December 31, 2013 and 2012, respectively.

Stock-Based Compensation - The Company recognizes expense for the grant date fair value of its employee stock awards on a straight-line basis (or, in the case of performance-based awards, on a graded basis) over the employee's requisite service period (generally the vesting period of the award).  The fair value of option awards is estimated using the Black-Scholes option valuation model.  The Company presents the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for stock award exercises (excess tax benefits) as financing cash flows.

(2)	Business Acquisitions

2013 Acquisitions – During the year ended December 31, 2013, Roper completed two business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

On May 1, 2013, Roper acquired 100% of the shares of Managed Health Care Associates, Inc. ("MHA"), in a $1.0 billion all-cash transaction.  MHA is a leading provider of services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting. The acquisition of MHA complements and expands the Company's medical software and services platform.  MHA is reported in the Medical & Scientific Imaging segment.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The allocation of the purchase price is considered preliminary pending tax-related adjustments.

Current assets	$59,813
Identifiable intangibles	465,500
Goodwill	680,732
Other assets	5,798
Total assets acquired	1,211,843
Current liabilities	(24,717)
Long-term deferred tax liability	(165,052)
Other liabilities	(6,524)
Net assets acquired	$1,015,550

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

On October 4, 2013, the Company paid $54 million in cash to acquire 100% of the shares of Advanced Sensors, Ltd. ("Advanced Sensors"), a company which manufactures and supports oil-in-water analyzers for the oil and gas industries, in order to expand the Company's product line.  Advanced Sensors is reported in the Energy Systems and Controls segment.  The allocation of the purchase price is considered preliminary pending final intangible asset valuations and tax-related adjustments. The Company recorded $28 million in goodwill and $28 million of other identifiable intangibles in connection with the acquisition.

The majority of the goodwill related to the 2013 acquisitions is not expected to be deductible for tax purposes.  Of the $493 million of intangible assets acquired in 2013, $28 million was assigned to trade names that are not subject to amortization. The remaining $465 million of acquired intangible assets have a weighted-average useful life of approximately 19 years. The intangible assets that make up that amount include customer relationships of $451 million (20 year weighted-average useful life), technology of $12 million (7 year weighted-average useful life), and $2 million of protective rights in the form of non-compete agreements (5 year weighted-average useful life).

The Company expensed transaction costs of $3.3 million related to the acquisitions as corporate general and administrative expenses, as incurred.

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

The Company expensed transaction costs of $6.7 million related to the acquisition as corporate general and administrative expenses, as incurred.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$96,883
Identifiable intangibles	669,000
Goodwill	987,881
Other assets	2,694
Total assets acquired	1,756,458
Deferred revenue	(83,065)
Other current liabilities	(18,762)
Long-term deferred tax liability	(238,651)
Net assets acquired	$1,415,980

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

The majority of the goodwill recorded for these five companies is not expected to be deductible for tax purposes.  Of the $43 million of intangible assets acquired, $1 million was assigned to trade names that are not subject to amortization. The remaining $42 million of acquired intangible assets have a weighted-average useful life of 7 years. The intangible assets that make up that amount include customer relationships of $17 million (7 year weighted-average useful life), protective rights and patents of $16 million (7 year weighted-average useful life) and unpatented technology of $8 million (8 year weighted-average useful life),

2011 Acquisitions - During the year ended December 31, 2011, Roper completed three business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

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

Of the $91 million of intangible assets acquired in 2011, $3 million was assigned to trade names that are not subject to amortization. The remaining $88 million of acquired intangible assets have a weighted-average useful life of approximately 11 years. The intangible assets that make up that amount include customer relationships of $70 million (12 year weighted-average useful life), and unpatented technology of $18 million (8 year weighted-average useful life).

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2013	2012
Raw materials and supplies	$127,525	$121,573
Work in process	30,498	29,725
Finished products	90,352	81,536
Inventory reserves	(43,452)	(41,967)
	$204,923	$190,867

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2013	2012
Land	$4,384	$4,308
Buildings	79,219	74,609
Machinery and other equipment	310,738	291,004
	394,341	369,921
Accumulated depreciation	(277,031)	(259,524)
	$117,310	$110,397

Depreciation and amortization expense was $37,756, $37,888 and $36,780 for the years ended December 31, 2013, 2012 and 2011, respectively.

(5)	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
Balances at December 31, 2011	$419,053	$393,967	$768,228	$1,285,178	$2,866,426
Goodwill acquired	-	8,670	999,030	-	1,007,700
Currency translation adjustments	2,702	1,420	5,144	3,395	12,661
Reclassifications and other	-	-	-	(17,930)	(17,930)
Balances at December 31, 2012	$421,755	$404,057	$1,772,402	$1,270,643	$3,868,857
Goodwill acquired	-	27,944	680,732	-	708,676
Currency translation adjustments	3,746	198	(13,345)	(76)	(9,477)
Reclassifications and other	-	2,498	(4,283)	(16,273)	(18,058)
Balances at December 31, 2013	$425,501	$434,697	$2,435,506	$1,254,294	$4,549,998

Goodwill acquired during the years ended December 31, 2013 and 2012 was due primarily to the acquisitions of MHA and Sunquest, respectively.  The reclassifications and other during the years ended December 31, 2013 and 2012 are due primarily to immaterial out of period corrections of tax adjustments for TransCore and iTrade, respectively, that were not material in the current or prior periods.

Other intangible assets were comprised of (in thousands):

	Cost	Accum. amort.	Net book value
Assets subject to amortization:
Customer related intangibles	$1,509,339	$(379,535)	$1,129,804
Unpatented technology	198,609	(97,487)	101,122
Software	160,520	(44,256)	116,264
Patents and other protective rights	40,399	(20,312)	20,087
Trade secrets	1,500	(1,500)	-
Assets not subject to amortization:
Trade names	331,590	-	331,590
Balances at December 31, 2012	$2,241,957	$(543,090)	$1,698,867

Assets subject to amortization:
Customer related intangibles	$1,936,336	$(464,018)	$1,472,318
Unpatented technology	216,044	(120,091)	95,953
Software	160,618	(58,084)	102,534
Patents and other protective rights	31,394	(21,922)	9,472
Trade names	656	(16)	640
Assets not subject to amortization:
Trade names	358,219	-	358,219
Balances at December 31, 2013	$2,703,267	$(664,131)	$2,039,136

Amortization expense of other intangible assets was $147 million, $113 million, and $98 million during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense is expected to be $150 million in 2014, $137 million in 2015, $134 million in 2016, $123 million in 2017 and $116 million in 2018.

(6)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2013	2012
Interest	$18,285	$29,537
Customer deposits	21,438	18,738
Commissions	12,030	14,372
Warranty	14,336	9,755
Accrued dividend	19,863	-
Rebates	14,104	-
Billings in excess of cost	5,016	7,912
Other	48,640	48,037
	$153,712	$128,351

(7)	Income Taxes

Earnings before income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following components (in thousands):

	2013	2012	2011
United States	$517,432	$430,573	$359,800
Other	236,698	256,108	245,187
	$754,130	$686,681	$604,987

Components of income tax expense for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Current:
Federal	$166,430	$136,860	$123,310
State	12,577	9,972	14,903
Foreign	40,451	48,403	41,437
Deferred:
Federal	(1,965)	15,789	1,846
Foreign	(1,656)	(7,703)	(3,756)
	$215,837	$203,321	$177,740

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(4.1)	(3.9)	(3.7)
R&D tax credits	(0.5)	-	(0.7)
State taxes, net of federal benefit	1.9	1.7	1.7
Foreign tax credit	-	(2.4)	-
Section 199 deduction	(1.8)	(1.3)	(1.3)
Other, net	(1.9)	0.5	(1.6)
	28.6%	29.6%	29.4%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Reserves and accrued expenses	$119,955	$63,703
Inventories	10,315	9,171
Net operating loss carryforwards	35,286	21,161
R&D credits	3,134	6,331
Foreign tax credits	425	20,270
Valuation allowance	(5,917)	-
Total deferred tax assets	$163,198	$120,636
Deferred tax liabilities:
Reserves and accrued expenses	$20,995	$10,766
Amortizable intangible assets	826,838	691,536
Plant and equipment	12,423	8,844
Total deferred tax liabilities	$860,256	$711,146

At December 31, 2013, the Company had approximately $35.3 million of U.S. federal net operating loss carryforwards. If not utilized, these carryforwards will expire in years 2023 through 2033. The net operating loss carryforward increased between 2012 and 2013 primarily due to losses incurred by a U.S. entity that is not a member of the Company's consolidated tax group and therefore not available for offset against the taxable income of other members of the group.  In a recent acquisition, the consolidated group obtained federal net operating losses subject to an IRC Section 382 limitation; however, the Company expects to utilize the losses in their entirety prior to expiration.  The Company's state net operating loss carryforwards are primarily related to Florida and New Jersey and will expire in years 2027 through 2030 if not utilized.  The New Jersey net operating loss was acquired as part of a recent acquisition.  The Company has smaller net operating losses in various other states.  Additionally, the Company has a foreign tax credit carryforward and a R&D tax credit carryforward.

As of December 31, 2013, the Company determined that a total valuation allowance of $5.9 million was necessary to reduce U.S. deferred tax assets by $2.6 million and foreign deferred tax assets by $3.3 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  As of December 31, 2013, based on the Company's estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, the Company believes that it is more likely than not that the remaining net deferred tax assets will be realized.

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Beginning balance	$24,865	$19,556	$24,765
Additions for tax positions of prior periods	3,055	1,371	470
Additions for tax positions of the current period	1,639	1,541	2,572
Additions due to acquisitions	5,026	9,116	-
Reductions for tax positions of prior periods	(3,675)	(197)	(558)
Reductions for tax positions of the current period
Settlements with taxing authorities	-	-	(4,043)
Lapse of applicable statute of limitations	(3,986)	(6,522)	(3,650)
Ending balance	$26,924	$24,865	$19,556

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $25.5 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $(0.5) million in 2013. Accrued interest and penalties were $4.5 million at December 31, 2013 and $5.0 million at December 31, 2012. During the next twelve months, the unrecognized tax benefits are expected to increase by a net $1.2 million, due mainly to identified uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, city and foreign jurisdictions. The Company's federal income tax returns for 2010 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. At December 31, 2013, the Internal Revenue Service has been and is continuing to examine the Company's income tax returns for the years 2010 and 2011. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

(8)	Long-Term Debt

On July 27, 2012, Roper entered into a $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced its prior unsecured credit facility dated as of July 7, 2008 (the "2008 Facility"). The 2012 Facility is composed of a five year $1.5 billion revolving credit facility.  Roper may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  At December 31, 2013, there were $250 million of outstanding borrowings under the 2012 Facility.  Roper recorded a $1.0 million non-cash debt extinguishment charge in the third quarter of 2012 related to the early termination of the 2008 Facility.  This charge reflects the unamortized fees associated with the 2008 Facility and was reported as other expense.

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

The Company was in compliance with its debt covenants throughout the years ended December 31, 2013 and 2012.

On June 6, 2013, the Company completed a public offering of $800 million aggregate principal amount of 2.050% senior unsecured notes due October 1, 2018.  The notes were issued at 99.791% of their principal amount.  Net proceeds of $793.5 million were used to pay off a portion of the outstanding revolver balance under the 2012 Facility.

The notes bear interest at a fixed rate of 2.050% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2013.

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

The Company's senior notes are unsecured senior obligations of the Company and rank equally in right of payment with all of Roper's existing and future unsecured and unsubordinated indebtedness.  The notes are effectively subordinated to any of its existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.  The notes are not guaranteed by any of Roper's subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of Roper's subsidiaries.

On August 15, 2013, $500 million of senior notes due 2013 matured, and were repaid using revolver borrowings from the 2012 Facility.

Other debt includes $8 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (in thousands):

	2013	2012
$1.50 billion revolving credit facility	$250,000	$100,000
2013 Notes*	-	505,087
2017 Notes	400,000	400,000
2018 Notes	800,000	-
2019 Notes	500,000	500,000
2022 Notes	500,000	500,000
Senior Subordinated Convertible Notes	8,270	11,594
Other	6,582	5,441
Total debt	2,464,852	2,022,122
Less current portion	11,016	519,015
Long-term debt	$2,453,836	$1,503,107

*Shown net of fair value swap adjustment of $5,087.

The 2012 Facility and Roper's $2.2 billion senior notes and senior subordinated convertible notes provide substantially all of Roper's daily external financing requirements. The interest rate on the borrowings under the 2012 Facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2013, Roper's debt consisted of $2.2 billion of senior notes, $250 million of outstanding revolver borrowings and $8 million in senior subordinated convertible notes. In addition, the Company had $6.5 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper's non-U.S. businesses and $41 million of outstanding letters of credit at December 31, 2013.

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

At December 31, 2013, the conversion price on the outstanding notes was $474.98.  If converted at December 31, 2013, the value would have exceeded the $8 million principal amount of the notes by $22 million and could have resulted in the issuance of 160,974 shares of the Company's common stock.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2014	$11,016
2015	2,262
2016	1,234
2017	650,335
2018	800,005
Thereafter	1,000,000
$2,464,852

(9)	Fair Value

Roper's debt at December 31, 2013 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$398
$800 million senior notes due 2018	787
$500 million senior notes due 2019	581
$500 million senior notes due 2022	462

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $8 million of fixed-rate convertible notes which were at fair value due to the short-term nature of the notes.  Most of Roper's other borrowings at December 31, 2013 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2013 was estimated to be the face value of these borrowings.

On August 15, 2013, an aggregate notional amount of $500 million of interest rate swaps expired.  The swaps were designated as fair value hedges and effectively changed the Company's $500 million senior notes due 2013 with a fixed interest rate of 6.625% to a variable-rate obligation at a weighted-average spread of 4.377% plus LIBOR.  The Company had determined the swaps to be Level 2 in the FASB fair value hierarchy.  To account for the fair value hedge, the swap was recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the interest rate swap and the hedged senior notes due 2013 were recorded as interest expense. The fair value of the swap was an asset balance of $5.8 million and the corresponding change in the fair value of the notes being hedged was an increase of $5.1 million at December 31, 2012.  The impact on earnings was immaterial in the years ended December 31, 2013, 2012 and 2011.

(10)	Retirement and Other Benefit Plans

Roper maintains eleven defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related to these plans were $16.5 million, $16.4 million and $15.2 million for 2013, 2012 and 2011, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan ("2006 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company's employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan ("2000 Plan"), and no additional grants will be made from the 2000 Plan.  The number of shares reserved for issuance under the 2006 Plan is 14,000,000, plus the 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 Plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2013, 5,714,062 shares were available to grant.

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

Stock based compensation expense for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions):

	2013	2012	2011
Stock based compensation	$53.4	$40.8	$31.7
Tax benefit recognized in net income	18.7	14.3	11.1
Windfall tax benefit, net	16.0	30.8	12.7

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of up to three to five years from the grant date and generally expire seven to ten years after the grant date. The Company recorded $16.9 million, $14.8 million, and $12.2 million of compensation expense relating to outstanding options during 2013, 2012 and 2011, respectively, as a component of corporate and certain segment general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee terminations, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted in 2013, 2012 and 2011 were calculated using the following weighted-average assumptions:

	2013	2012	2011
Weighted-average fair value ($)	37.08	30.25	24.45
Risk-free interest rate (%)	0.86	0.77	1.91
Average expected option life (years)	5.19	5.24	5.34
Expected volatility (%)	36.09	36.51	35.27
Expected dividend yield (%)	0.56	0.58	0.60

The following table summarizes the Company's activities with respect to its stock option plans for the years ended December 31, 2013 and 2012:

	Number of shares	Weighted-average exercise price per share	Weighted-average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2012	3,822,662	$ 50.44
Granted	538,100	95.27
Exercised	(1,389,069)	40.46
Canceled	(53,498)	70.01
Outstanding at December 31, 2012	2,918,195	63.15	6.52	$ 141,029,378
Granted	601,350	117.78
Exercised	(424,945)	56.48
Canceled	(106,164)	98.74
Outstanding at December 31, 2013	2,988,436	74.00	6.22	$ 193,279,214
Exercisable at December 31, 2013	1,859,725	$ 56.99	4.84	$ 151,929,651

The following table summarizes information for stock options outstanding at December 31, 2013:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$ 14.09 - 28.17	157,638	$ 23.70	0.2	157,638	$ 23.70
28.17 - 42.26	126,574	41.81	5.2	126.574	41.81
42.27 - 56.34	1,113,058	53.79	4.4	1,113,058	53.79
56.35 - 70.43	96,800	67.88	7.5	45,300	66.71
70.44 - 84.52	453,392	74.63	7.1	278,034	75.21
84.53 - 98.60	419,924	94.00	8.1	130,085	93.91
98.61 - 112.69	48,700	103.41	8.6	9,036	103.64
112.70 - 126.77	547,350	117.03	9.2	-	-
126.78 - 140.86	25,000	131.54	9.6	-	-
$ 14.09 - 140.86	2,988,436	$ 74.00	6.2	1,859,725	$ 56.99

At December 31, 2013, there was $23.7 million of total unrecognized compensation expense related to nonvested options granted under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised in 2013, 2012 and 2011 was $28.8 million, $86.0 million and $41.2 million, respectively. Cash received from option exercises under all plans in 2013 and 2012 was $24.0 million and $56.1 million, respectively.

Restricted Stock Grants - During 2013 and 2012, the Company granted 399,540 and 374,307 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The Company recorded $36.5 million, $25.9 million and $19.5 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2013, 2012 and 2011, respectively.  A summary of the Company's nonvested shares activity for 2013 and 2012 is as follows:

	Number of shares	Weighted-average fair value
Nonvested at December 31, 2011	753,811	$61.15
Granted	374,307	95.78
Vested	(551,051)	64.59
Forfeited	(5,162)	70.56
Nonvested at December 31, 2012	571,905	$80.96
Granted	399,540	117.74
Vested	(373,946)	126.80
Forfeited	(23,649)	124.48
Nonvested at December 31, 2013	573,850	$103.44

At December 31, 2013, there was $38.9 million of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.  Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder's equity at December 31, 2013.

Employee Stock Purchase Plan - During 2013, 2012 and 2011, participants of the ESPP purchased 20,211, 22,863 and 27,756 shares, respectively, of Roper's common stock for total consideration of $2.4 million, $2.2 million, and $2.1 million, respectively. All of these shares were purchased from Roper's treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2013, 2012 and 2011.

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

Roper's rent expense was $39.8 million, $26.8 million and $29.7 million for 2013, 2012 and 2011, respectively. Roper's future minimum property lease commitments are as follows (in millions):

2014	$33.6
2015	28.5
2016	23.0
2017	15.8
2018	7.3
Thereafter	4.8
Total	$112.70

A summary of the Company's warranty accrual activity is presented below (in thousands):

	2013	2012	2011
Balance, beginning of year	$9,755	$8,147	$7,038
Additions charged to costs and expenses*	20,387	11,845	8,846
Deductions	(15,697)	(10,287)	(7,716)
Other	(109)	50	(21)
Balance, end of year	$14,336	$9,755	$8,147

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

At December 31, 2013 the Company had outstanding surety bonds of $410 million.

(13)	Segment and Geographic Area Information

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

There were no material transactions between Roper's business segments during 2013, 2012 and 2011. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, deferred tax assets, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2013, 2012 and 2011 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Corporate	Total
2013
Net sales	$779,564	$651,920	$902,281	$904,363	$-	$3,238,128
Operating profit	223,053	183,679	268,172	253,532	(86,075)	842,361
Assets:
Operating assets	232,505	214,926	237,681	266,026	15,325	966,463
Intangible assets, net	583,822	597,250	3,682,465	1,725,597	-	6,589,134
Other	75,215	167,879	152,211	62,576	171,503	629,384
Total						8,184,981
Capital expenditures	17,043	4,952	10,231	10,190	112	42,528
Depreciation and other amortization	21,551	21,353	85,177	60,590	519	189,190
2012
Net sales	$795,240	$646,116	$703,835	$848,298	$-	$2,993,489
Operating profit	244,691	179,824	187,246	223,335	(77,509)	757,587
Assets:
Operating assets	225,620	199,016	232,527	251,721	24,731	933,615
Intangible assets, net	590,175	555,667	2,631,085	1,790,797	-	5,567,724
Other	100,102	80,230	114,834	51,044	223,555	569,765
Total						7,071,104
Capital expenditures	14,030	5,532	8,253	9,765	825	38,405
Depreciation and other amortization	21,754	19,671	50,309	62,629	385	154,748

2011
Net sales	$737,356	$597,802	$610,617	$851,314	$-	$2,797,089
Operating profit	208,188	157,960	148,376	202,877	(56,862)	660,539
Assets:
Operating assets	219,180	194,527	176,893	237,719	19,824	848,143
Intangible assets, net	597,769	535,606	971,584	1,855,609	-	3,960,568
Other	32,054	64,753	49,599	31,911	332,389	510,706
Total						5,319,417
Capital expenditures	11,153	6,889	12,498	9,634	528	40,702
Depreciation and other amortization	23,119	18,177	34,224	64,329	294	140,143

Summarized data for Roper's U.S. and foreign operations (principally in Canada, Europe and Asia) for 2013, 2012 and 2011, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):

	United States	Non-U.S.	Eliminations	Total
2013
Sales to unaffiliated customers	$2,400,592	$837,536	$-	$3,238,128
Sales between geographic areas	141,529	121,431	(262,960)	-
Net sales	$2,542,121	$958,967	$(262,960)	$3,238,128
Long-lived assets	$135,157	$36,266	$-	$171,423
2012
Sales to unaffiliated customers	$2,174,443	$819,046	$-	$2,993,489
Sales between geographic areas	140,864	111,813	(252,677)	-
Net sales	$2,315,307	$930,859	$(252,677)	$2,993,489
Long-lived assets	$125,015	$35,702	$-	$160,717
2011
Sales to unaffiliated customers	$1,985,756	$811,333	$-	$2,797,089
Sales between geographic areas	153,121	229,583	(382,704)	-
Net sales	$2,138,877	$1,040,916	$(382,704)	$2,797,089
Long-lived assets	$135,399	$35,729	$-	$171,128

Export sales from the U.S. during the years ended December 31, 2013, 2012 and 2011 were $479 million, $459 million and $410 million, respectively. In the year ended December 31, 2013, these exports were shipped primarily to Asia (35%), Europe (19%), Canada (16%), Middle East (13%), South America (7%), South Pacific (5%) and other (5%).

Sales to customers outside the U.S. accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper's net sales for the years ended December 31, 2013, 2012 and 2011 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
2013
Canada	$109,361	$34,260	$25,502	$45,954	$215,077
Europe	108,644	153,807	168,394	62,825	493,670
Asia	65,622	136,934	103,931	8,134	314,621
Middle East	3,865	32,444	9,361	44,341	90,011
Rest of the world	26,716	82,956	17,856	11,865	139,393
Total	$314,208	$440,401	$325,044	$173,119	$1,252,772

2012
Canada	$94,035	$39,836	$21,308	$47,371	$202,550
Europe	104,105	148,360	161,075	64,492	478,032
Asia	75,113	121,997	111,642	6,465	315,217
Middle East	3,846	47,866	4,613	30,125	86,450
Rest of the world	34,091	68,275	20,500	9,293	132,161
Total	$311,190	$426,334	$319,140	$157,746	$1,214,410

2011
Canada	$64,864	$39,547	$21,127	$40,636	$166,174
Europe	110,656	148,767	162,725	88,741	510,889
Asia	67,093	118,565	86,807	8,833	281,298
Middle East	3,964	44,792	5,062	28,406	82,224
Rest of the world	33,721	63,064	17,194	9,790	123,769
Total	$280,298	$414,735	$292,915	$176,406	$1,164,354

(14)	Concentration of Risk

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

(15)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2013
Net sales	$737,135	$784,010	$827,810	$889,173
Gross profit	421,576	445,507	482,625	533,220
Income from operations	185,177	179,746	219,349	258,089
Net earnings	124,914	111,353	136,323	165,703

Earnings from continuing operations per common share:
Basic	1.26	1.12	1.37	1.67
Diluted	1.25	1.11	1.36	1.65

2012
Net sales	$711,066	$724,872	$747,641	$809,910
Gross profit	391,193	397,608	416,555	466,361
Income from operations	170,304	178,784	183,257	225,242
Net earnings	108,309	114,813	116,708	143,530

Earnings from continuing operations per common share:
Basic	1.12	1.18	1.19	1.46
Diluted	1.09	1.15	1.17	1.44

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2013	$ 15,976	$ 1,350	$ (2,992)	$ 658	$ 14,992
2012	10,636	4,573	(2,403)	3,170	15,976
2011	10,349	2,816	(2,842)	313	10,636
Reserve for inventory obsolescence
2013	$ 41,967	$ 11,360	$ (9,696)	$ (179)	$ 43,452
2012	35,224	14,736	(8,253)	260	41,967
2011	32,516	11,407	(8,848)	149	35,224

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

ITEM 9A.   CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded acquisitions completed during 2013 from its assessment of internal control over financial reporting as of December 31, 2013.  These acquisitions are wholly-owned subsidiaries whose excluded aggregate assets represent 1.3%, and whose aggregate total revenues represent 2.3%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Evaluation of Disclosure Controls and Procedures
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2013.
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
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2013 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on May 21, 2014 ("2014 Proxy Statement"), as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information required by this item by reference to our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, we incorporate the information required by this item by reference to our 2014 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)	3,562,286	$ 78.75	5,714,062
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	3,562,286	$ 78.75	5,714,062

(1)	Consists of the Amended and Restated 2000 Stock Incentive Plan (no additional equity awards may be granted under this plan) and the Amended and Restated 2006 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information required by this item by reference to our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement, dated as of July 28, 2012 among Sunquest Holdings, Inc., the selling shareholders named therein and Roper Industries, Inc.
(b)3.1	Amended and Restated Certificate of Incorporation.
(c)3.2	Amended and Restated By-Laws.
(d)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(e)3.4	Certificate Eliminating References to Roper Industries, Inc.'s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(f)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(g)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(h)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(i)4.5	Second Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 7, 2004.
(j)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(k)4.7	Form of Note.
(l)4.8	Form of 2.05% Senior Notes due 2018.
(m)4.9	Form of 6.25% Senior Notes due 2019.
(n)4.10	Form of 1.850% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022. (included in Exhibit 4.10).
(o)10.01	Form of Amended and Restated Indemnification Agreement. †
(p)10.02	Employee Stock Purchase Plan, as amended and restated. †
(q)10.03	2000 Stock Incentive Plan, as amended. †
(r)10.04	Non-Qualified Retirement Plan, as amended. †
(s)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
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

(u)10.07	Form of Executive Officer Restricted Stock Award Agreement. †
(u)10.08	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(v)10.09	Offer letter for John Humphrey, dated March 31, 2006. †
(w)10.10	Amended and Restated 2006 Incentive Plan. †
(x)10.11	Form of Restricted Stock Agreement for Non-Employee Directors. †
(x)10.12	Form of Restricted Stock Agreement for Employees. †
(x)10.13	Form of Incentive Stock Option Agreement. †
(x)10.14	Form of Non-Statutory Stock Option Agreement. †
(y)10.15	Director Compensation Plan, as amended. †
(z)10.16	David B. Liner offer letter dated July 21, 2005. †
(z)10.17	Amendment to John Humphrey offer letter. †
(z)10.18	Amendment to David B. Liner offer letter. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2012 (file no. 1-12273).
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

(c)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012 (file no. 1-12273).
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(l)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed June 6, 2013 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed August 2, 2012 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
(w)	Incorporated herein by reference to Appendix A to the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
(x)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(y)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(z)	Incorporated herein by reference to Exhibits 10.20, 10.21 and 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ BRIAN D. JELLISON	February 21, 2014
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 21, 2014
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Executive Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 21, 2014

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 21, 2014

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 21, 2014

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 21, 2014

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 21, 2014

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 21, 2014

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 21, 2014

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 21, 2014

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 21, 2014