Form 10-K/A
period 2013-12-31
ROPER INDUSTRIES INC
filed 2014-04-28
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Roper Industries, Inc. for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on February 21, 2014 (the “Original Filing”) is to update the exhibit list and provide as an exhibit the Company’s Amended and Restated Certificate of Incorporation, which was inadvertently omitted from the exhibits filed with the Original Filing.  Other than correcting the exhibit list and providing the exhibit, this Amendment does not amend or otherwise update any other information in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes as exhibits the new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Our consolidated financial statements are set forth in Part II, Item 8 of the Original Filing.

(2)
Financial Statement Schedules. The financial statement schedule required to be filed in our Annual Report on Form 10-K is set forth in Schedule II—Consolidated Valuation and Qualifying Accounts to the Original Filing. All other schedules have been omitted as they are not required, not applicable or the information is otherwise included

(b)	Exhibits.

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement, dated as of July 28, 2012 among Sunquest Holdings, Inc., the selling shareholders named therein and Roper Industries, Inc.
3.1	Amended and Restated Certificate of Incorporation, filed herewith.
(b)3.2	Amended and Restated By-Laws.
(c)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(d)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(e)4.5	Second Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 7, 2004.
(f)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(g)4.7	Form of Note.
(h)4.8	Form of 2.05% Senior Notes due 2018.
(i)4.9	Form of 6.25% Senior Notes due 2019.
(j)4.10	Form of 1.850% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.10).
(k)10.01	Form of Amended and Restated Indemnification Agreement. †
(l)10.02	Employee Stock Purchase Plan, as amended and restated. †
(m)10.03	2000 Stock Incentive Plan, as amended. †
(n)10.04	Non-Qualified Retirement Plan, as amended. †
(o)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(p)10.06
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

(q)10.07	Form of Executive Officer Restricted Stock Award Agreement. †
(q)10.08	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(r)10.09	Offer letter for John Humphrey, dated March 31, 2006. †
(s)10.10	Amended and Restated 2006 Incentive Plan. †
(t)10.11	Form of Restricted Stock Agreement for Non-Employee Directors. †
(t)10.12	Form of Restricted Stock Agreement for Employees. †
(t)10.13	Form of Incentive Stock Option Agreement. †
(t)10.14	Form of Non-Statutory Stock Option Agreement. †
(u)10.15	Director Compensation Plan, as amended. †

(v)10.16	David B. Liner offer letter dated July 21, 2005. †
(v)10.17	Amendment to John Humphrey offer letter. †
(v)10.18	Amendment to David B. Liner offer letter. †
(w)21.1	List of Subsidiaries.
(w)23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
(w)32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers.
(x)101.INS	XBRL Instance Document.
(x)101.SCH	XBRL Taxonomy Extension Schema Document.
(x)101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
(x)101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
(x)101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
(x)101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2012 (file no. 1-12273).
(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(d)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed June 6, 2013 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed August 2, 2012 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
(s)	Incorporated herein by reference to Appendix A to the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibits 10.20, 10.21 and 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(w)	Incorporated herein by reference to Exhibits 21.1, 21.3 and 32.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed February 21, 2014 (file no. 1-12273).
(x)	Furnished with the Roper Industries, Inc. Annual Report on Form 10-K filed February 21, 2014 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROPER INDUSTRIES, INC.
(Registrant)

By:	/S/ DAVID B. LINER	April 28, 2014
David B. Liner, Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement, dated as of July 28, 2012 among Sunquest Holdings, Inc., the selling shareholders named therein and Roper Industries, Inc.
3.1	Amended and Restated Certificate of Incorporation, filed herewith.
(b)3.2	Amended and Restated By-Laws.
(c)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(d)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(e)4.5	Second Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 7, 2004.
(f)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(g)4.7	Form of Note.
(h)4.8	Form of 2.05% Senior Notes due 2018.
(i)4.9	Form of 6.25% Senior Notes due 2019.
(j)4.10	Form of 1.850% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.10).
(k)10.01	Form of Amended and Restated Indemnification Agreement. †
(l)10.02	Employee Stock Purchase Plan, as amended and restated. †
(m)10.03	2000 Stock Incentive Plan, as amended. †
(n)10.04	Non-Qualified Retirement Plan, as amended. †
(o)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(p)10.06
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

(q)10.07	Form of Executive Officer Restricted Stock Award Agreement. †
(q)10.08	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(r)10.09	Offer letter for John Humphrey, dated March 31, 2006. †
(s)10.10	Amended and Restated 2006 Incentive Plan. †
(t)10.11	Form of Restricted Stock Agreement for Non-Employee Directors. †
(t)10.12	Form of Restricted Stock Agreement for Employees. †
(t)10.13	Form of Incentive Stock Option Agreement. †
(t)10.14	Form of Non-Statutory Stock Option Agreement. †
(u)10.15	Director Compensation Plan, as amended. †
(v)10.16	David B. Liner offer letter dated July 21, 2005. †
(v)10.17	Amendment to John Humphrey offer letter. †
(v)10.18	Amendment to David B. Liner offer letter. †
(w)21.1	List of Subsidiaries.
(w)23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
(w)32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers.
(x)101.INS	XBRL Instance Document.
(x)101.SCH	XBRL Taxonomy Extension Schema Document.
(x)101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
(x)101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
(x)101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
(x)101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2012 (file no. 1-12273).
(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(d)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed June 6, 2013 (file no. 1-12273).

(i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(l)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed August 2, 2012 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
(s)	Incorporated herein by reference to Appendix A to the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibits 10.20, 10.21 and 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(w)	Incorporated herein by reference to Exhibits 21.1, 21.3 and 32.1 to the Roper Industries, Inc. Annual Report on Form 10-K filed February 21, 2014 (file no. 1-12273).
(x)	Furnished with the Roper Industries, Inc. Annual Report on Form 10-K filed February 21, 2014 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.