Form 10-Q
period 2014-03-31
ROPER INDUSTRIES INC
filed 2014-05-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

The number of shares outstanding of the Registrant's common stock as of April 25, 2014 was 99,787,266.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Net sales	$834,052	$737,135
Cost of sales	345,116	315,559
Gross profit	488,936	421,576

Selling, general and administrative expenses	265,536	236,399
Income from operations	223,400	185,177

Interest expense, net	19,827	20,858
Other income/(expense), net	1,420	(2,492)

Earnings before income taxes	204,993	161,827

Income taxes	57,767	36,913

Net earnings	$147,226	$124,914

Earnings per share:
Basic	$1.48	$1.26
Diluted	1.46	1.25

Weighted average common shares outstanding:
Basic	99,557	98,876
Diluted	100,572	99,986

Dividends declared per common share	$0.200	$0.165

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2014	2013

Net earnings	$147,226	$124,914

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(12,811)	(38,489)

Total other comprehensive income/(loss), net of tax	(12,811)	(38,489)

Comprehensive income	$134,415	$86,425

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31, 2014	December 31, 2013
ASSETS:

Cash and cash equivalents	$502,885	$459,720
Accounts receivable, net	514,081	519,075
Inventories, net	209,383	204,923
Deferred taxes	70,069	64,464
Unbilled receivables	95,274	86,945
Other current assets	40,478	38,210
Total current assets	1,432,170	1,373,337

Property, plant and equipment, net	116,590	117,310
Goodwill	4,540,022	4,549,998
Other intangible assets, net	1,997,924	2,039,136
Deferred taxes	27,196	28,773
Other assets	75,801	76,427

Total assets	$8,189,703	$8,184,981

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$144,168	$150,313
Accrued compensation	92,820	107,953
Deferred revenue	207,957	209,332
Other accrued liabilities	162,559	153,712
Income taxes payable	43,035	4,275
Deferred taxes	6,511	6,490
Current portion of long-term debt, net	10,923	11,016
Total current liabilities	667,973	643,091

Long-term debt, net of current portion	2,304,143	2,453,836
Deferred taxes	771,243	783,805
Other liabilities	89,099	91,199
Total liabilities	3,832,458	3,971,931

Commitments and contingencies (Note 9)

Common stock	1,017	1,013
Additional paid-in capital	1,258,910	1,229,233
Retained earnings	3,086,465	2,959,196
Accumulated other comprehensive earnings	30,272	43,083
Treasury stock	(19,419)	(19,475)
Total stockholders' equity	4,357,245	4,213,050

Total liabilities and stockholders' equity	$8,189,703	$8,184,981

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$147,226	$124,914
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,666	9,342
Amortization of intangible assets	39,037	34,099
Amortization of deferred financing costs	1,002	837
Non-cash stock compensation	14,571	12,977
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	4,582	27,590
Unbilled receivables	(8,346)	(13,136)
Inventories	(4,712)	(11,687)
Accounts payable and accrued liabilities	(12,887)	(25,510)
Income taxes payable	24,829	16,348
Other, net	(2,340)	(4,506)
Cash provided by operating activities	212,628	171,268

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2,146)	(2,240)
Capital expenditures	(10,478)	(11,205)
Proceeds from sale of assets	341	236
Other, net	(233)	(1)
Cash used in investing activities	(12,516)	(13,210)

Cash flows from financing activities:
Payments under revolving line of credit	(150,000)	(100,000)
Principal payments on convertible notes	(433)	(52)
Cash premiums paid on convertible note conversions	(1,174)	(109)
Cash dividends to stockholders	(19,863)	-
Proceeds from stock based compensation, net	8,026	6,229
Stock award tax excess windfall benefit	7,511	4,364
Treasury stock sales	729	642
Other	573	122
Cash used in financing activities	(154,631)	(88,804)

Effect of foreign currency exchange rate changes on cash	(2,316)	(9,822)

Net increase in cash and cash equivalents	43,165	59,432

Cash and cash equivalents, beginning of period	459,720	370,590

Cash and cash equivalents, end of period	$502,885	$430,022

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2013	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050

Net earnings	-	-	147,226	-	-	147,226
Stock option exercises	2	9,951	-	-	-	9,953
Treasury stock sold	-	673	-	-	56	729
Currency translation adjustments, net of $1,278 tax	-	-	-	(12,811)	-	(12,811)
Stock based compensation	-	14,569	-	-	-	14,569
Restricted stock activity	2	(1,930)	-	-	-	(1,928)
Stock option tax benefit, net of shortfalls	-	7,485	-	-	-	7,485
Conversion of senior subordinated convertible notes, net of $103 tax	-	(1,071)	-	-	-	(1,071)
Dividends declared	-	-	(19,957)	-	-	(19,957)

Balances at March 31, 2014	$1,017	$1,258,910	$3,086,465	$30,272	$(19,419)	$4,357,245

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2014

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2014 and 2013 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in the 2013 Annual Report on Form 10-K ("Annual Report") filed on February 21, 2014 with the Security and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  All recent ASUs were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

3.	Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on Roper's senior subordinated convertible notes based upon the trading price of Roper's common stock. The effects of potential common stock were determined using the treasury stock method.  Weighted average shares outstanding are shown below (in thousands):
	Three months ended March 31,
	2014	2013
Basic shares outstanding	99,557	98,876
Effect of potential common stock
Common stock awards	864	892
Senior subordinated convertible notes	151	218
Diluted shares outstanding	100,572	99,986

For the three months ended March 31, 2014 there were 1,093,600 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 568,850 outstanding stock options that would have been antidilutive for the three months ended March 31, 2013.

4.	Stock Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.

Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended March 31,
	2014	2013
Stock based compensation	$ 14,571	$ 12,977
Tax effect recognized in net income	5,100	4,542
Windfall tax benefit, net	7,485	4,312

Stock Options - In the quarter ended March 31, 2014, 533,000 options were granted with a weighted average fair value of $35.14 per option. During the same period in 2013, 447,850 options were granted with a weighted average fair value of $36.53 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Three months ended March 31,
	2014	2013
Risk-free interest rate (%)	1.62	0.80
Expected option life (years)	5.24	5.18
Expected volatility (%)	27.62	36.29
Expected dividend yield (%)	0.59	0.57

Cash received from option exercises for the three months ended March 31, 2014 and 2013 was $10.0 million and $9.6 million, respectively.

Restricted Stock Awards - During the quarter ended March 31, 2014, 237,001 restricted stock awards were granted with a weighted average fair value of $139.62 per restricted share. During the same period in 2013, 261,390 restricted stock awards were granted with a weighted average fair value of $115.36 per restricted share. All grants were issued at grant date fair value.

During the quarter ended March 31, 2014, 32,161 restricted awards vested with a weighted average grant date fair value of $79.06 per restricted share, and a weighted average vest date fair value of $140.42 per restricted share.

Employee Stock Purchase Plan - During the three month periods ended March 31, 2014 and 2013, participants of the employee stock purchase plan purchased 5,664 and 5,594 shares, respectively, of Roper's common stock for total consideration of $0.73 million and $0.64 million, respectively. All shares were purchased from Roper's treasury shares.

5.	Inventories

The components of inventory were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and supplies	$130,481	$127,525
Work in process	32,650	30,498
Finished products	90,056	90,352
Inventory reserves	(43,804)	(43,452)
	$209,383	$204,923

6.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
Balances at December 31, 2013	$425,501	$434,697	$2,435,506	$1,254,294	$4,549,998
Other	-	-	(2,266)	-	(2,266)
Currency translation adjustments	591	(294)	(8,062)	55	(7,710)
Balances at March 31, 2014	$426,092	$434,403	$2,425,178	$1,254,349	$4,540,022

Other relates to a tax purchase accounting adjustment for MHA, Inc., acquired in May 2013.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,936,336	$(464,018)	$1,472,318
Unpatented technology	216,044	(120,091)	95,953
Software	160,618	(58,084)	102,534
Patents and other protective rights	31,394	(21,922)	9,472
Trade names	656	(16)	640
Assets not subject to amortization:
Trade names	358,219	-	358,219
Balances at December 31, 2013	$2,703,267	$(664,131)	$2,039,136
Assets subject to amortization:
Customer related intangibles	$1,933,576	$(491,047)	$1,442,529
Unpatented technology	209,107	(120,104)	89,003
Software	152,441	(53,116)	99,325
Patents and other protective rights	29,699	(20,589)	9,110
Trade names	663	(32)	631
Assets not subject to amortization:
Trade names	357,326	-	357,326
Balances at March 31, 2014	$2,682,812	$(684,888)	$1,997,924

Amortization expense of other intangible assets was $38,049 and $33,084 during the three months ended March 31, 2014 and 2013, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2014. The Company expects to perform the annual analysis during the fourth quarter.

7.	Debt

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the three month period ended March 31, 2014, 911 notes were converted by note holders for $1.6 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At March 31, 2014, the conversion price on the remaining outstanding notes was $479.35 per note.  If converted at March 31, 2014, the value would have exceeded the $8 million principal amount of the outstanding notes by $20 million and could have resulted in the issuance of 149,613 shares of Roper's common stock.

8.	Fair Value of Financial Instruments

Roper's debt at March 31, 2014 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$ 400
$800 million senior notes due 2018	790
$500 million senior notes due 2019	580
$500 million senior notes due 2022	475

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2014 is presented below (in thousands):

Balance at December 31, 2013	$14,336
Additions charged to costs and expenses	3,305
Deductions	(4,072)
Other	(41)
Balance at March 31, 2014	$13,528

10.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2014	2013	Change
Net sales:
Industrial Technology	$197,001	$182,239	8.1%
Energy Systems & Controls	155,171	145,642	6.5
Medical & Scientific Imaging	256,199	200,444	27.8
RF Technology	225,681	208,810	8.1
Total	$834,052	$737,135	13.1%
Gross profit:
Industrial Technology	$98,470	$93,311	5.5%
Energy Systems & Controls	85,965	80,906	6.3
Medical & Scientific Imaging	184,850	134,869	37.1
RF Technology	119,651	112,490	6.4
Total	$488,936	$421,576	16.0%
Operating profit*:
Industrial Technology	$56,056	$52,945	5.9%
Energy Systems & Controls	37,025	35,722	3.6
Medical & Scientific Imaging	89,771	59,928	49.8
RF Technology	62,560	56,630	10.5
Total	$245,412	$205,225	19.6%
Long-lived assets:
Industrial Technology	$49,022	$45,626	7.4%
Energy Systems & Controls	18,503	19,032	(2.8)
Medical & Scientific Imaging	39,948	40,198	(0.6)
RF Technology	29,714	29,158	1.9
Total	$137,187	$134,014	2.4%

* Segment operating profit is before unallocated corporate general and administrative expenses of $22,012 and $20,048 for the three months ended March 31, 2014 and 2013, respectively.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2013 as filed on February 21, 2014 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Critical Accounting Policies

There were no material changes during the quarter ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report on Form 10-K filed on February 21, 2014.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

General

The following table sets forth selected information for the periods indicated. Dollar amounts are in thousands and percentages are the particular line item shown as a percentage of net sales. Percentages may not foot due to rounding.

	Three months ended March 31,
	2014	2013
Net sales:
Industrial Technology	$197,001	$182,239
Energy Systems & Controls	155,171	145,642
Medical & Scientific Imaging	256,199	200,444
RF Technology	225,681	208,810
Total	$834,052	$737,135
Gross profit:
Industrial Technology	50.0%	51.2%
Energy Systems & Controls	55.4	55.6%
Medical & Scientific Imaging	72.2	67.3%
RF Technology	53.0	53.9%
Total	58.6	57.2%
Selling, general & administrative expenses:
Industrial Technology	21.5%	22.2%
Energy Systems & Controls	31.5	31.0
Medical & Scientific Imaging	37.1	37.4
RF Technology	25.3	26.8
Total	29.2	29.4
Segment operating profit:
Industrial Technology	28.5%	29.1%
Energy Systems & Controls	23.9	24.5
Medical & Scientific Imaging	35.0	29.9
RF Technology	27.7	27.1
Total	29.4	27.8
Corporate administrative expenses	(2.6)	(2.7)
	26.8	25.1
Interest expense	(2.4)	(2.8)
Other income/(expense)	0.2	(0.3)
Earnings before income taxes	24.6	22.0
Income taxes	(6.9)	(5.0)
Net earnings	17.7%	16.9%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Net sales for the quarter ended March 31, 2014 increased by 13% as compared to the first quarter of 2013. The increase was the result of organic growth of 8% and sales related to 2013 acquisitions of 5%.

In our Industrial Technology segment, net sales increased by 8% to $197 million in the first quarter of 2014 as compared to $182 million in the first quarter of 2013, due primarily to increased sales in our water meter and materials testing businesses.  Gross margin decreased to 50.0% for the first quarter of 2014 as compared to 51.2% for the first quarter of 2013 due to product mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 21.5% in the current year quarter from 22.2% in the prior year quarter due to operating leverage on higher sales volume. The resulting operating margin was 28.5% in the first quarter of 2014 as compared to 29.1% in the first quarter of 2013.

Net sales in our Energy Systems & Controls segment increased by 7% to $155 million during the first quarter of 2014 compared to $146 million in the first quarter of 2013.  Organic sales increased by 5% and acquisitions added 2%.  The increase in organic sales was due to sales of new instruments for refinery applications.  Gross margin was relatively unchanged at 55.4% in the first quarter of 2014, as compared to 55.6% in the first quarter of 2013. SG&A expenses as a percentage of net sales were 31.5% compared to 31.0% in the prior year quarter due to integration expenses related to our latest acquisition. As a result, operating margin was 23.9% in the first quarter of 2014 as compared to 24.5% in the first quarter of 2013.

Our Medical & Scientific Imaging segment net sales increased by 28% to $256 million in the first quarter of 2014 as compared to $200 million in the first quarter of 2013.  Organic sales increased by 9% and acquisitions completed in 2013 added 19%. The increase in organic sales was due to increased sales in our medical businesses. Gross margin increased to 72.2% in the first quarter of 2014 from 67.3% in the first quarter of 2013 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.1% in the first quarter of 2014 as compared to 37.4% in the first quarter of 2013 due to leverage on higher sales volume, offset in part by a higher SG&A expense structure related to the 2013 acquisition.  As a result, operating margin was 35.0% in the first quarter of 2014 as compared to 29.9% in the first quarter of 2013.

In our RF Technology segment, net sales were $226 million in the first quarter of 2014 as compared to $209 million in the first quarter of 2013, an increase of 8%.  The increase was due primarily to growth in our toll and traffic businesses.  Gross margin decreased to 53.0% as compared to 53.9% in the prior year quarter due to product mix in our toll and traffic businesses.  SG&A expenses as a percentage of net sales in the first quarter of 2014 decreased to 25.3% as compared to 26.8% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 27.7% in 2014 as compared to 27.1% in 2013.

Corporate expenses were $22.0 million, or 2.6% of sales, in the first quarter of 2014 as compared to $20.0 million, or 2.7% of sales, in the first quarter of 2013.  The increase was due to higher compensation costs, including increased stock-based compensation costs (see Note 4 of the Notes to Condensed Consolidated Financial Statements for details of stock-based compensation costs).

Interest expense was $20 million for the first quarter of 2014 as compared to $21 million for the first quarter of 2013.  The decrease was due to lower average interest rates on higher average outstanding debt balances.

Other income was $1.4 million in the first quarter of 2014, as compared to other expense of $2.5 million in the first quarter of 2013 due to foreign exchange gains and losses at our non-U.S. based subsidiaries.

Income taxes were 28.2% of pretax earnings in the first quarter of 2014, higher than the 22.8% rate experienced in the first quarter of 2013.  The current year rate was impacted by a $6 million reduction in the liability for unrecognized tax benefits due to the lapse of applicable statute of limitations. The prior year quarter was lower due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the correction of an out of period adjustment of tax balances which were immaterial to any covered period.  We expect the effective tax rate for 2014 to be approximately 31%.

At March 31, 2014, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar compared to currency exchange rates at December 31, 2013. The currency changes resulted in a pretax decrease of $14 million in the foreign exchange component of comprehensive earnings for the current year quarter, $8 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended March 31, 2014, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar as compared to the quarter ended March 31, 2013.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the first quarter of 2014 compared to the first quarter of 2013.

Net orders were $846 million in the first quarter of 2014, 7% higher than the first quarter 2013 net order intake of $794 million.  Our order backlog at March 31, 2014 was 7% higher as compared to March 31, 2013. Acquisitions completed in 2013 contributed 5% to the current quarter orders.

	Net orders booked for the three months ended March 31,		Order backlog as of March 31,
	2014	2013	2014	2013
	(in thousands)
Industrial Technology	$204,881	$179,807	$128,113	$126,993
Energy Systems & Controls	150,915	157,537	127,445	120,921
Medical & Scientific Imaging	256,340	216,121	290,402	247,959
RF Technology	234,345	240,118	517,736	501,065
Total	$846,481	$793,583	$1,063,696	$996,938

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Cash provided by/(used in):
Operating activities	$212.6	$171.3
Investing activities	(12.5)	(13.2)
Financing activities	(154.6)	(88.8)

Operating activities - Net cash provided by operating activities increased by 24% to $213 million in the first quarter of 2014 as compared to $171 million in the first quarter of 2013 due to increased earnings net of intangible amortization related to acquisitions, improved receivables collection and lower incentive compensation payments.

Investing activities - Cash used in investing activities during the quarters ended March 31, 2014 and 2013 was primarily for capital expenditures.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the quarter ended March 31, 2014 and primarily for debt principal repayments in the quarter ended March 31, 2013.  Cash provided by financing activities in the first quarters of 2014 and 2013 was primarily from stock option proceeds. Net debt payments were $150 million in the three months ended March 31, 2014 as compared to $100 million in the three months ended March 31, 2013.

Total debt at March 31, 2014 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	7,910
Revolving Facility	100,000
Other	7,156
Total debt	2,315,066
Less current portion	10,923
Long-term debt	$2,304,143

The interest rate on borrowings under our $1.5 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2014, there were $100 million of outstanding borrowings under the facility.  At March 31, 2014, we had $7.2 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $41 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at March 31, 2014 totaled $386 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the quarter ended March 31, 2014.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $272 million at March 31, 2014 compared to $282 million at December 31, 2013, reflecting decreases in working capital due primarily to the timing of income tax payments. Total debt was $2.32 billion at March 31, 2014 as compared to $2.46 billion at December 31, 2013, due to the use of operating cash flows to reduce outstanding debt.   Our leverage is shown in the following table:

	March 31, 2014	December 31, 2013
Total Debt	$2,315,066	$2,464,852
Cash	(502,885)	(459,720)
Net Debt	1,812,181	2,005,132
Stockholders' Equity	4,357,245	4,213,050
Total Net Capital	$6,169,426	$6,218,182

Net Debt / Total Net Capital	29.4%	32.3%

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $10 million and $11 million were incurred during the first quarters of 2014 and 2013, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K filed on February 21, 2014.

Outlook

Current geopolitical uncertainties could adversely affect our business prospects. A significant terrorist attack or other global conflict could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor's effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2013 Annual Report on Form 10-K filed on February 21, 2014. There were no material changes during the quarter ended March 31, 2014.

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

Item 1A.                          Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed on February 21, 2014 with the SEC. See also, "Information about Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 2, 2014
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	May 2, 2014
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 2, 2014
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number                                                                            Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.