Form 10-Q
period 2014-06-30
ROPER INDUSTRIES INC
filed 2014-08-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

☑ Large accelerated filer	☐ Accelerated filer

☐Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☑ No

The number of shares outstanding of the Registrant's common stock as of August 1, 2014 was 100,034,360.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I.                          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$885,175	$784,010	$1,719,227	$1,521,145
Cost of sales	361,993	338,503	707,109	654,062
Gross profit	523,182	445,507	1,012,118	867,083

Selling, general and administrative expenses	276,516	265,761	542,052	502,160
Income from operations	246,666	179,746	470,066	364,923

Interest expense, net	19,512	22,361	39,339	43,219
Other income/(expense), net	(930)	2,536	490	44

Earnings before income taxes	226,224	159,921	431,217	321,748

Income taxes	68,863	48,568	126,630	85,481

Net earnings	$157,361	$111,353	$304,587	$236,267

Net earnings per share:
Basic	$1.58	$1.12	$3.05	$2.39
Diluted	1.56	1.11	3.02	2.36

Weighted average common shares outstanding:
Basic	99,881	99,089	99,720	98,983
Diluted	100,823	100,162	100,696	100,071

Dividends declared per common share	$0.200	$0.165	$0.400	$0.330

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$157,361	$111,353	$304,587	$236,267

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	19,803	(3,632)	6,992	(42,121)

Total other comprehensive income/(loss), net of tax	19,803	(3,632)	6,992	(42,121)

Comprehensive income	$177,164	$107,721	$311,579	$194,146

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS:
Cash and cash equivalents	$565,282	$459,720
Accounts receivable, net	518,378	519,075
Inventories, net	212,050	204,923
Deferred taxes	63,804	64,464
Unbilled receivables	106,788	86,945
Other current assets	58,223	38,210
Total current assets	1,524,525	1,373,337

Property, plant and equipment, net	116,394	117,310
Goodwill	4,551,535	4,549,998
Other intangible assets, net	1,966,143	2,039,136
Deferred taxes	25,639	28,773
Other assets	77,910	76,427

Total assets	$8,262,146	$8,184,981

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$147,661	$150,313
Accrued compensation	97,847	107,953
Deferred revenue	216,106	209,332
Other accrued liabilities	154,910	153,712
Income taxes payable	-	4,275
Deferred taxes	7,764	6,490
Current portion of long-term debt, net	10,984	11,016
Total current liabilities	635,272	643,091

Long-term debt, net of current portion	2,233,809	2,453,836
Deferred taxes	755,842	783,805
Other liabilities	89,208	91,199
Total liabilities	3,714,131	3,971,931

Commitments and contingencies (Note 9)

Common stock	1,020	1,013
Additional paid-in capital	1,292,466	1,229,233
Retained earnings	3,223,818	2,959,196
Accumulated other comprehensive earnings	50,075	43,083
Treasury stock	(19,364)	(19,475)
Total stockholders' equity	4,548,015	4,213,050

Total liabilities and stockholders' equity	$8,262,146	$8,184,981

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$304,587	$236,267
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	20,089	18,742
Amortization of intangible assets	77,495	71,794
Amortization of deferred financing costs	2,002	1,802
Non-cash stock compensation	30,013	26,284
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	30	10,636
Unbilled receivables	(19,705)	(12,483)
Inventories	(6,515)	(10,362)
Accounts payable and accrued liabilities	(6,916)	(9,091)
Income taxes payable	(42,664)	(17,925)
Other, net	(5,286)	(4,657)
Cash provided by operating activities	353,130	311,007

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2,726)	(1,007,513)
Capital expenditures	(20,560)	(21,889)
Proceeds from sale of assets	764	1,349
Other, net	(238)	(35)
Cash used in investing activities	(22,760)	(1,028,088)

Cash flows from financing activities:
Payments under revolving line of credit, net	(220,000)	(58,000)
Proceeds from senior notes	-	800,000
Principal payments on convertible notes	(561)	(1,671)
Cash premiums paid on convertible note conversions	(1,518)	(4,040)
Debt issuance costs	-	(7,517)
Cash dividends to stockholders	(39,821)	(16,338)
Proceeds from stock based compensation, net	21,686	10,998
Stock award tax excess windfall benefit	12,058	5,654
Treasury stock sales	1,456	1,250
Other	355	576
Cash provided by/(used in) financing activities	(226,345)	730,912

Effect of foreign currency exchange rate changes on cash	1,537	(9,850)

Net increase in cash and cash equivalents	105,562	3,981

Cash and cash equivalents, beginning of period	459,720	370,590

Cash and cash equivalents, end of period	$565,282	$374,571

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2013	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050

Net earnings	-	-	304,587	-	-	304,587
Stock option exercises	5	23,566	-	-	-	23,571
Treasury stock sold	-	1,345	-	-	111	1,456
Currency translation adjustments, net of $856 tax	-	-	-	6,992	-	6,992
Stock based compensation	-	30,011	-	-	-	30,011
Restricted stock activity	2	(1,887)	-	-	-	(1,885)
Stock option tax benefit, net of shortfalls	-	11,601	-	-	-	11,601
Conversion of senior subordinated convertible notes, net of $115 tax	-	(1,403)	-	-	-	(1,403)
Dividends declared	-	-	(39,965)	-	-	(39,965)
Balances at June 30, 2014	$1,020	$1,292,466	$3,223,818	$50,075	$(19,364)	$4,548,015

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2014

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in the 2013 Annual Report on Form 10-K ("Annual Report") filed on February 21, 2014 with the Security and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.

In June 2014, the FASB issued updates to the accounting for stock compensation. These updates, effective for fiscal years beginning after December 15, 2015, modify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Company does not expect these updates to have an impact on its results of operations, financial condition or cash flows.

In May 2014, the FASB issued updates on accounting and disclosures for revenue from contracts with customers. These updates, effective for annual reporting periods after December 15, 2016, create a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. The Company is evaluating the impact of these updates on its results of operations, financial condition and cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic shares outstanding	99,881	99,089	99,720	98,983
Effect of potential common stock:
Common stock awards	792	882	826	884
Senior subordinated convertible notes	150	191	150	204
Diluted shares outstanding	100,823	100,162	100,696	100,071

For the three and six month periods ended June 30, 2014 there were 749,666 and 770,665 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 579,350 and 587,350 outstanding stock options, respectively, that would have been antidilutive for the three and six month periods ended June 30, 2013.

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock based compensation	$15,442	$13,307	$30,013	$26,284
Tax effect recognized in net income	5,405	4,658	10,505	9,199
Windfall tax benefit/(shortfall), net	4,116	1,245	11,601	5,557

Stock Options - In the six months ended June 30, 2014, 568,500 options were granted with a weighted average fair value of $35.17 per option. During the same period in 2013, 520,850 options were granted with a weighted average fair value of $36.55 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate (%)	1.63	0.78
Expected option life (years)	5.24	5.19
Expected volatility (%)	27.58	36.22
Expected dividend yield (%)	0.59	0.57

Cash received from option exercises for the six months ended June 30, 2014 and 2013 was $23.7 million and $14.4 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2014, 286,810 restricted stock awards were granted with a weighted average fair value of $139.83 per restricted share. During the same period in 2013, 346,390 restricted stock awards were granted with a weighted average fair value of $116.45 per restricted share. All grants were issued at grant date fair value.

During the six months ended ended June 30, 2014, 47,161 restricted awards vested with a weighted average grant date fair value of $92.89 per restricted share, and a weighted average vest date fair value of $139.75 per restricted share.

Employee Stock Purchase Plan - During the six months ended June 30, 2014 and 2013, participants of the employee stock purchase plan purchased 11,209 and 10,712 shares, respectively, of Roper's common stock for total consideration of $1.46 million and $1.25 million, respectively. All shares were purchased from Roper's treasury shares.

5.	Inventories

The components of inventory were as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and supplies	$132,698	$127,525
Work in process	35,302	30,498
Finished products	89,071	90,352
Inventory reserves	(45,021)	(43,452)
	$212,050	$204,923

6.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
Balances at December 31, 2013	$425,501	$434,697	$2,435,506	$1,254,294	$4,549,998
Other	-	-	(2,549)	-	(2,549)
Currency translation adjustments	942	1,225	(1,346)	3,265	4,086
Balances at June 30, 2014	$426,443	$435,922	$2,431,611	$1,257,559	$4,551,535

Other relates to a tax purchase accounting adjustment for MHA, Inc., acquired in May 2013.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,936,336	$(464,018)	$1,472,318
Unpatented technology	216,044	(120,091)	95,953
Software	160,618	(58,084)	102,534
Patents and other protective rights	31,394	(21,922)	9,472
Trade names	656	(16)	640
Assets not subject to amortization:
Trade names	358,219	-	358,219
Balances at December 31, 2013	$2,703,267	$(664,131)	$2,039,136
Assets subject to amortization:
Customer related intangibles	$1,913,684	$(495,843)	$1,417,841
Unpatented technology	207,691	(124,306)	83,385
Software	152,596	(56,395)	96,201
Patents and other protective rights	26,942	(17,363)	9,579
Trade names	679	(48)	631
Assets not subject to amortization:
Trade names	358,506	-	358,506
Balances at June 30, 2014	$2,660,098	$(693,955)	$1,966,143

Amortization expense of other intangible assets was $75,534 and $69,773 during the six months ended June 30, 2014 and 2013, respectively.

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

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six months ended June 30, 2014, 1,178 notes were converted by note holders for $2.1 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.12 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At June 30, 2014, the conversion price on the remaining outstanding notes was $484.00 per note.  If converted at June 30, 2014, the value would have exceeded the $8 million principal amount of the outstanding notes by $22 million and could have resulted in the issuance of 152,272 shares of Roper's common stock.

8.	Fair Value of Financial Instruments

Roper's debt at June 30, 2014 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$403
$800 million senior notes due 2018	802
$500 million senior notes due 2019	584
$500 million senior notes due 2022	487

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2014 is presented below (in thousands):

Balance at December 31, 2013	$14,336
Additions charged to costs and expenses	6,844
Deductions	(8,702)
Other	(11)
Balance at June 30, 2014	$12,467

10.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales:
Industrial Technology	$204,814	$197,543	3.7%	$401,815	$379,782	5.8%
Energy Systems & Controls	165,868	155,331	6.8%	321,039	300,973	6.7%
Medical & Scientific Imaging	268,891	207,957	29.3%	525,090	408,401	28.6%
RF Technology	245,602	223,179	10.0%	471,283	431,989	9.1%
Total	$885,175	$784,010	12.9%	$1,719,227	$1,521,145	13.0%
Gross profit:
Industrial Technology	$103,982	$101,844	2.1%	$202,452	$195,155	3.7%
Energy Systems & Controls	95,857	87,421	9.6%	181,822	168,327	8.0%
Medical & Scientific Imaging	194,756	138,416	40.7%	379,606	273,285	38.9%
RF Technology	128,587	117,826	9.1%	248,238	230,316	7.8%
Total	$523,182	$445,507	17.4%	$1,012,118	$867,083	16.7%
Operating profit*:
Industrial Technology	$60,438	$50,580	19.5%	$116,494	$103,525	12.5%
Energy Systems & Controls	44,786	41,634	7.6%	81,811	77,356	5.8%
Medical & Scientific Imaging	94,381	47,537	98.5%	184,152	107,465	71.4%
RF Technology	71,272	60,729	17.4%	133,832	117,359	14.0%
Total	$270,877	$200,480	35.1%	$516,289	$405,705	27.3%
Long-lived assets:
Industrial Technology	$48,848	$46,565	4.9%
Energy Systems & Controls	18,027	19,361	(6.9)%
Medical & Scientific Imaging	39,815	42,926	(7.2)%
RF Technology	29,503	28,298	4.3%
Total	$136,193	$137,150	(0.7)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $24,211 and $20,734 for the three months ended June 30, 2014 and 2013, respectively, and $46,223 and $40,782 for the six months ended June 30, 2014 and 2013, respectively.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, the timing and cost of expected capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	general economic conditions;
●	difficulty making acquisitions and successfully integrating acquired businesses;
●	any unforeseen liabilities associated with future acquisitions;
●	limitations on our business imposed by our indebtedness;
●	unfavorable changes in foreign exchange rates;
●	difficulties associated with exports;
●	risks and costs associated with our international sales and operations;
●	increased directors' and officers' liability and other insurance costs;
●	risk of rising interest rates;
●	product liability and insurance risks;
●	increased warranty exposure;
●	future competition;
●	the cyclical nature of some of our markets;
●	reduction of business with large customers;
●	risks associated with government contracts;
●	changes in the supply of, or price for, raw materials, parts and components;
●	environmental compliance costs and liabilities;
●	risks and costs associated with asbestos-related litigation;
●	potential write-offs of our substantial goodwill and other intangible assets;
●	our ability to successfully develop new products;
●	failure to protect our intellectual property;
●	the effect of, or change in, government regulations (including tax);
●	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
●	the factors discussed in other reports filed with the SEC.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report on Form 10-K filed on February 21, 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales:
Industrial Technology	$204,814	$197,543	$401,815	$379,782
Energy Systems & Controls	165,868	155,331	321,039	300,973
Medical & Scientific Imaging	268,891	207,957	525,090	408,401
RF Technology	245,602	223,179	471,283	431,989
Total	$885,175	$784,010	$1,719,227	$1,521,145
Gross profit:
Industrial Technology	50.8%	51.6%	50.4%	51.4%
Energy Systems & Controls	57.8	56.3	56.6	55.9
Medical & Scientific Imaging	72.4	66.6	72.3	66.9
RF Technology	52.4	52.8	52.7	53.3
Total	59.1	56.8	58.9	57.0
Selling, general & administrative expenses:
Industrial Technology	21.3%	26.0%	21.4%	24.1%
Energy Systems & Controls	30.8	29.5	31.2	30.2
Medical & Scientific Imaging	37.3	43.7	37.2	40.6
RF Technology	23.3	25.6	24.3	26.1
Total	28.5	31.3	28.8	30.3
Segment operating profit:
Industrial Technology	29.5%	25.6%	29.0%	27.3%
Energy Systems & Controls	27.0	26.8	25.5	25.7
Medical & Scientific Imaging	35.1	22.9	35.1	26.3
RF Technology	29.0	27.2	28.4	27.2
Total	30.6	25.6	30.0	26.7
Corporate administrative expenses	(2.7)	(2.6)	(2.7)	(2.7)
	27.9	22.9	27.3	24.0
Interest expense	(2.2)	(2.9)	(2.3)	(2.8)
Other income/(expense)	(0.1)	0.3	-	-
Earnings before income taxes	25.6	20.4	25.1	21.2
Income taxes	(7.8)	(6.2)	(7.4)	(5.6)
Net earnings	17.8%	14.2%	17.7%	15.5%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Net sales for the quarter ended June 30, 2014 increased by 13% as compared to the second quarter of 2013. The increase was the result of organic growth of 8% and sales related to 2013 acquisitions of 5%.

In our Industrial Technology segment, net sales increased by 4% to $205 million in the second quarter of 2014 as compared to $198 million in the second quarter of 2013, due primarily to increased sales in our water meter and materials testing businesses.  Gross margin decreased to 50.8% for the second quarter of 2014 as compared to 51.6% for the second quarter of 2013 due to product mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 21.3% in the current year quarter from 26.0% in the prior year quarter due primarily to the non-recurrence of a $9.1 million warranty expense in the prior-year quarter. The resulting operating margin was 29.5% in the second quarter of 2014 as compared to 25.6% in the second quarter of 2013.

Net sales in our Energy Systems & Controls segment increased by 7% to $166 million during the second quarter of 2014 compared to $155 million in the second quarter of 2013.  Organic sales increased by 5%, acquisitions added 1% and the impact from foreign exchange was a positive 1%.  The increase in organic sales was due to sales of new instruments for refinery applications and increased sales in the fluid properties testing equipment market.  Gross margin increased to 57.8% in the second quarter of 2014, as compared to 56.3% in the second quarter of 2013 due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 30.8% compared to 29.5% in the prior year quarter due to integration expenses related to our latest acquisition. As a result, operating margin was 27.0% in the second quarter of 2014 as compared to 26.8% in the second quarter of 2013.
Our Medical & Scientific Imaging segment net sales increased by 29% to $269 million in the second quarter of 2014 as compared to $208 million in the second quarter of 2013.  Organic sales increased by 13% and acquisitions completed in 2013 added 16%. The increase in organic sales was due to increased sales in our medical businesses. Gross margin increased to 72.4% in the second quarter of 2014 from 66.6% in the second quarter of 2013 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.3% in the second quarter of 2014 as compared to 43.7% in the second quarter of 2013 due to leverage on higher sales volume, offset in part by a higher SG&A expense structure related to the 2013 acquisition.  As a result, operating margin was 35.1% in the second quarter of 2014 as compared to 22.9% in the second quarter of 2013.
In our RF Technology segment, net sales were $246 million in the second quarter of 2014 as compared to $223 million in the second quarter of 2013, an increase of 10%.  The increase was due primarily to growth in our toll and traffic businesses.  Gross margin was relatively unchanged at 52.4% as compared to 52.8% in the prior year quarter.  SG&A expenses as a percentage of net sales in the second quarter of 2014 decreased to 23.3% as compared to 25.6% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 29.0% in the second quarter of 2014 as compared to 27.2% in the second quarter of 2013.

Corporate expenses were $24.2 million, or 2.7% of sales, in the second quarter of 2014 as compared to $20.7 million, or 2.6% of sales, in the second quarter of 2013.  The increase was due to higher compensation costs, including increased stock-based compensation costs (see Note 4 of the Notes to Condensed Consolidated Financial Statements for details of stock-based compensation costs).

Interest expense was $20 million for the second quarter of 2014 as compared to $22 million for the second quarter of 2013.  The decrease was due to lower average interest rates on lower average outstanding debt balances.

Other expense was $0.9 million in the second quarter of 2014, as compared to other income of $2.5 million in the second quarter of 2013 due primarily to foreign exchange gains and losses at our non-U.S. based subsidiaries in both periods.

Income taxes as a percent of  pretax earnings were unchanged at 30.4% in the second quarters of 2014 and 2013.  We expect the effective tax rate for 2014 to be approximately 31%.

At June 30, 2014,  the British pound was stronger, and the functional currencies of most of our other European subsidiaries as well as the Canadian dollar were weaker against the U.S. dollar compared to currency exchange rates at March 31, 2014. The currency changes resulted in a pretax increase of $22 million in the foreign exchange component of comprehensive earnings for the current year quarter, $12 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended June 30, 2014, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar as compared to the quarter ended June 30, 2013.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the second quarter of 2014 compared to the second quarter of 2013.

Net orders were $874 million in the second quarter of 2014, 7% higher than the second quarter 2013 net order intake of $817 million.  Our order backlog at June 30, 2014 was 3% higher as compared to June 30, 2013. Acquisitions completed in 2013 contributed 5% to the current quarter orders.

	Net orders booked for the three months ended June 30,		Order backlog as of June 30,
	2014	2013	2014	2013
	(in thousands)
Industrial Technology	$200,248	$204,506	$124,697	$132,911
Energy Systems & Controls	166,041	159,955	127,708	125,471
Medical & Scientific Imaging	271,800	210,233	294,039	250,319
RF Technology	235,828	241,817	508,519	519,787
Total	$873,917	$816,511	$1,054,963	$1,028,488

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Net sales for the six months ended June 30, 2014 increased by 13% as compared to the six months ended June 30, 2013. The increase was the result of organic growth of 8% and sales related to 2013 acquisitions of 5%.

In our Industrial Technology segment, net sales increased by 6% to $402 million in the six months ended June 30, 2014 as compared to $380 million in the six months ended June 30, 2013, due primarily to increased sales in our water meter and materials testing businesses.  Gross margin decreased to 50.4% for the six months ended June 30, 2014 as compared to 51.4% for the six months ended June 30, 2013 due to product mix. Selling, general and administrative expenses as a percentage of net sales decreased to 21.4% in the current year from 24.1% in the prior year due primarily to the non-recurrence of a $9.1 million warranty expense in the prior-year period. The resulting operating margin was 29.0% in the six months ended June 30, 2014 as compared to 27.3% in the six months ended June 30, 2013.

Net sales in our Energy Systems & Controls segment increased by 7% to $321 million during the six months ended June 30, 2014 compared to $301 million in the six months ended June 30, 2013.  Organic sales increased by 5%, acquisitions added 1% and the impact from foreign exchange was a positive 1%.  The increase in organic sales was due to sales of new instruments for refinery applications and increased sales in the fluid properties testing equipment market.  Gross margin increased to 56.6% in the six months ended June 30, 2014, as compared to 55.9% in the six months ended June 30, 2013, due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 31.2% compared to 30.2% in the prior year six months due to integration expenses related to our latest acquisition. As a result, operating margin was 25.5% in the first quarter of 2014 as compared to 25.7% in the first quarter of 2013.

Our Medical & Scientific Imaging segment net sales increased by 29% to $525 million in the six months ended June 30, 2014 as compared to $408 million in the six months ended June 30, 2013.  Organic sales increased by 11% and acquisitions completed in 2013 added 18%. The increase in organic sales was due to increased sales in our medical businesses. Gross margin increased to 72.3% in the six months ended June 30, 2014 from 66.9% in the six months ended June 30, 2013 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.2% in the six months ended June 30, 2014 as compared to 40.6% in the six months ended June 30, 2013 due to leverage on higher sales volume, offset in part by a higher SG&A expense structure related to the 2013 acquisition.  As a result, operating margin was 35.1% in the six months ended June 30, 2014 as compared to 26.3% in the six months ended June 30, 2013.

In our RF Technology segment, net sales were $471 million in the six months ended June 30, 2014 as compared to $432 million in the six months ended June 30, 2013, an increase of 9%.  The increase was due primarily to growth in our toll and traffic businesses.  Gross margin decreased to 52.7% as compared to 53.3% in the prior year six months due to product mix in our toll and traffic businesses.  SG&A expenses as a percentage of net sales in the six months ended June 30, 2014 decreased to 24.3% as compared to 26.1% in the prior year six months due to operating leverage on higher sales volume. The resulting operating margin was 28.4% in 2014 as compared to 27.2% in 2013.

Corporate expenses were $46.2 million, or 2.7% of sales, in the six months ended June 30, 2014 as compared to $40.8 million, or 2.7% of sales, in the six months ended June 30, 2013.  The dollar increase was due to higher compensation costs, including increased stock-based compensation costs (see Note 4 of the Notes to Condensed Consolidated Financial Statements for details of stock-based compensation costs).

Interest expense was $39 million for the six months ended June 30, 2014 as compared to $43 million for the six months ended June 30, 2013.  The decrease was due to lower average interest rates on higher average outstanding debt balances.

Other income was $0.5 million in the six months ended June 30, 2014, as compared to other income of $0.04 million in the six months ended June 30, 2013 due to foreign exchange gains and losses at our non-U.S. based subsidiaries.

Income taxes were 29.4% of pretax earnings in the six months ended June 30, 2014, higher than the 26.6% rate experienced in the six months ended June 30, 2013.  The current year rate was impacted by a $6 million reduction in the liability for unrecognized tax benefits due to the lapse of applicable statute of limitations. The prior year rate was lower due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the correction of an out of period adjustment of tax balances which were immaterial to any covered period.  We expect the effective tax rate for 2014 to be approximately 31%.

At June 30, 2014, the British pound was stronger, and the functional currencies of most of our other European subsidiaries as well as the Canadian dollar were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2013. The currency changes resulted in a pretax increase of $8 million in the foreign exchange component of comprehensive earnings for the six months ended June 30, 2014, $4 million of which is related to goodwill and does not directly affect our expected future cash flows. During the six months ended June 30, 2014, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar as compared to the six months ended June 30, 2013.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Cash provided by/(used in):	2014	2013	2014	2013
Operating activities	$140.5	139.7	$353.1	311.0
Investing activities	(10.2)	(1,014.9)	(22.8)	(1,028.1)
Financing activities	(71.7)	819.7	(226.3)	730.9

Operating activities - Net cash provided by operating activities increased by 1% to $141 million in the second quarter of 2014 as compared to $140 million in the second quarter of 2013, and by 14% to $353 million in the six months ended June 30, 2014 as compared to $311 million in the six months ended June 30, 2013, due to increased earnings net of intangible amortization related to acquisitions offset in part by tax payments.

Investing activities - Cash used in investing activities during the three and six months ended June 30, 2014 was primarily for capital expenditures.  Cash used in investing activities during the three and six months ended June 30, 2013 was primarily for business acquisitions.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and six months ended June 30, 2014 and 2013.  Cash provided by financing activities in the three and six months ended June 30, 2014 was primarily from stock option proceeds and primarily debt borrowings in the three and six months ended June 30, 2013 . Net debt payments were $221 million in the six months ended June 30, 2014 as compared to net debt proceeds of $740 million in the six months ended June 30, 2013.

Total debt at June 30, 2014 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	7,854
Revolving Facility	30,000
Other	6,939
Total debt	2,244,793
Less current portion	10,984
Long-term debt	$2,233,809

The interest rate on borrowings under our $1.5 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2014, there were $30 million of outstanding borrowings under the facility.  At June 30, 2014, we had $6.9 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $41 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at June 30, 2014 totaled $492 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2014.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $335 million at June 30, 2014 compared to $282 million at December 31, 2013, reflecting increases in working capital due primarily the timing of income tax payments and an increase in unbilled receivables which was offset in part by an increase in deferred revenue. Total debt was $2.24 billion at June 30, 2014 as compared to $2.46 billion at December 31, 2013, due to the use of operating cash flows to reduce outstanding debt.   Our leverage is shown in the following table:

	June 30, 2014	December 31, 2013
Total Debt	$2,244,793	$2,464,852
Cash	(565,282)	(459,720)
Net Debt	1,679,511	2,005,132
Stockholders' Equity	4,548,015	4,213,050
Total Net Capital	$6,227,526	$6,218,182

Net Debt / Total Net Capital	27.0%	32.2%

At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $21 million and $22 million were incurred during the six months ended June 30, 2014 and 2013, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2013 Annual Report on Form 10-K filed on February 21, 2014. There were no material changes during the six months ended June 30, 2014.

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

In Item 1A of our Annual Report we disclosed that our operating results could be adversely affected by a reduction of business with our large customers, as we derive a significant amount of revenue from large customers in some of our businesses. The loss or reduction of any significant contracts with any of these customers could materially reduce our revenue and cash flows. Additionally, many of our customers are government entities. In many situations, government entities can unilaterally terminate or modify our existing contracts without cause and without penalty to the government agency. In July 2014, Puerto Rico passed the Public Corporation Debt Enforcement and Recovery Act which may impact the future prospects of our customer, the Puerto Rico Highways & Transportation Authority.  At the present time, we believe that existing contracts and payable obligations will be honored.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 6, 2014
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	August 6, 2014
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 6, 2014
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.