Form 10-Q
period 2014-09-30
ROPER INDUSTRIES INC
filed 2014-11-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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

The number of shares outstanding of the Registrant's common stock as of October 24, 2014 was 102,105,552.

ROPER INDUSTRIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I.                          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$884,122	$827,810	$2,603,349	$2,348,955
Cost of sales	360,082	345,185	1,067,191	999,247
Gross profit	524,040	482,625	1,536,158	1,349,708

Selling, general and administrative expenses	278,382	263,276	820,434	765,436
Income from operations	245,658	219,349	715,724	584,272

Interest expense, net	20,013	24,705	59,352	67,924
Other income, net	552	409	1,042	453

Earnings before income taxes	226,197	195,053	657,414	516,801

Income taxes	70,687	58,730	197,317	144,211

Net earnings	$155,510	$136,323	$460,097	$372,590

Net earnings per share:
Basic	$1.55	$1.37	$4.61	$3.76
Diluted	1.54	1.36	4.56	3.72

Weighted average common shares outstanding:
Basic	100,068	99,207	99,837	99,058
Diluted	101,006	100,302	100,803	100,152

Dividends declared per common share	$0.200	$0.165	$0.600	$0.495

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$155,510	$136,323	$460,097	$372,590

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(60,755)	31,902	(53,763)	(10,219)

Total other comprehensive income/(loss), net of tax	(60,755)	31,902	(53,763)	(10,219)

Comprehensive income	$94,755	$168,225	$406,334	$362,371

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS:

Cash and cash equivalents	$564,112	$459,720
Accounts receivable, net	528,734	519,075
Inventories, net	213,440	204,923
Deferred taxes	65,230	64,464
Unbilled receivables	103,124	86,945
Other current assets	58,051	38,210
Total current assets	1,532,691	1,373,337

Property, plant and equipment, net	115,243	117,310
Goodwill	4,731,394	4,549,998
Other intangible assets, net	2,020,798	2,039,136
Deferred taxes	29,051	28,773
Other assets	81,089	76,427

Total assets	$8,510,266	$8,184,981

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$145,660	$150,313
Accrued compensation	115,167	107,953
Deferred revenue	221,552	209,332
Other accrued liabilities	161,057	153,712
Income taxes payable	-	4,275
Deferred taxes	7,495	6,490
Current portion of long-term debt, net	11,074	11,016
Total current liabilities	662,005	643,091

Long-term debt, net of current portion	2,358,474	2,453,836
Deferred taxes	753,798	783,805
Other liabilities	87,765	91,199
Total liabilities	3,862,042	3,971,931

Commitments and contingencies (Note 10)

Common stock	1,021	1,013
Additional paid-in capital	1,317,906	1,229,233
Retained earnings	3,359,297	2,959,196
Accumulated other comprehensive earnings	(10,680)	43,083
Treasury stock	(19,320)	(19,475)
Total stockholders' equity	4,648,224	4,213,050

Total liabilities and stockholders' equity	$8,510,266	$8,184,981

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$460,097	$372,590
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	30,442	28,269
Amortization of intangible assets	117,179	111,210
Amortization of deferred financing costs	3,003	2,916
Non-cash stock compensation	47,011	40,040
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(5,225)	43,101
Unbilled receivables	(16,615)	(13,257)
Inventories	(8,833)	(15,202)
Accounts payable and accrued liabilities	10,342	13,055
Income taxes payable	(54,178)	(12,643)
Other, net	(3,991)	(3,306)
Cash provided by operating activities	579,232	566,773

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(305,254)	(1,014,952)
Capital expenditures	(29,835)	(33,349)
Proceeds from sale of assets	1,262	1,740
Other, net	(6,566)	(144)
Cash used in investing activities	(340,393)	(1,046,705)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	(95,000)	290,000
Proceeds from senior notes	-	800,000
Principal payments on senior notes	-	(500,000)
Principal payments on convertible notes	(561)	(2,115)
Cash premiums paid on convertible note conversions	(1,518)	(5,100)
Debt issuance costs	-	(7,717)
Cash dividends to stockholders	(59,827)	(32,706)
Proceeds from stock based compensation, net	26,424	16,839
Stock award tax excess windfall benefit	14,892	7,763
Treasury stock sales	2,080	1,833
Other	38	723
Cash provided by/(used in) financing activities	(113,472)	569,520

Effect of foreign currency exchange rate changes on cash	(20,975)	(198)

Net increase in cash and cash equivalents	104,392	89,390

Cash and cash equivalents, beginning of period	459,720	370,590

Cash and cash equivalents, end of period	$564,112	$459,980

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2013	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050

Net earnings	-	-	460,097	-	-	460,097
Stock option exercises	6	29,488	-	-	-	29,494
Treasury stock sold	-	1,924	-	-	155	2,079
Currency translation adjustments, net of $1,652 tax	-	-	-	(53,763)	-	(53,763)
Stock based compensation	-	47,009	-	-	-	47,009
Restricted stock activity	2	(3,072)	-	-	-	(3,070)
Stock option tax benefit, net of shortfalls	-	14,727	-	-	-	14,727
Conversion of senior subordinated convertible notes, net of $115 tax	-	(1,403)	-	-	-	(1,403)
Dividends declared	-	-	(59,996)	-	-	(59,996)
Balances at September 30, 2014	$1,021	$1,317,906	$3,359,297	$(10,680)	$(19,320)	$4,648,224

See accompanying notes to condensed consolidated financial statements.

Roper Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2014

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in the 2013 Annual Report on Form 10-K ("Annual Report") filed on February 21, 2014 with the Security and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic shares outstanding	100,068	99,207	99,837	$99,058
Effect of potential common stock:
Common stock awards	788	905	815	894
Senior subordinated convertible notes	150	190	151	200
Diluted shares outstanding	101,006	100,302	100,803	100,152

For the three and nine month periods ended September 30, 2014 there were 670,000 and 781,000 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 551,850 and 601,350 outstanding stock options, respectively, that would have been antidilutive for the three and nine month periods ended September 30, 2013.

4.    Business Acquisitions

During the quarter ended September 30, 2014, Roper acquired 100% of the shares of  for  million of cash, in order .  Foodlink is reported in the RF Technology segment, and SHP and IPA are both reported in the Medical & Scientific Imaging segment.  The Company recorded  million in goodwill and  million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final intangibles valuations and tax-related adjustments.  Supplemental pro forma information has not been provided as the acquisitions were immaterial both individually and in aggregate.

During the nine month period ended September 30, 2014, the Company expensed transaction costs of  million related to the acquisitions as corporate general and administrative expenses, as incurred.

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock based compensation	$16,998	$13,756	$47,011	$40,040
Tax effect recognized in net income	5,949	4,814	16,454	14,014
Windfall tax benefit/(shortfall), net	3,126	2,075	14,727	7,632

Stock Options - In the nine months ended September 30, 2014, 614,500 options were granted with a weighted average fair value of $35.02 per option. During the same period in 2013, 560,350 options were granted with a weighted average fair value of $36.87 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate (%)	1.63	0.80
Expected option life (years)	5.23	5.19
Expected volatility (%)	27.27	36.20
Expected dividend yield (%)	0.59	0.57

Cash received from option exercises for the nine months ended September 30, 2014 and 2013 was $29.5 million and $20.5 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2014, 341,810 restricted stock awards were granted with a weighted average fair value of $140.91 per restricted share. During the same period in 2013, 357,240 restricted stock awards were granted with a weighted average fair value of $116.76 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2014, 94,645 restricted awards vested with a weighted average grant date fair value of $85.33 per restricted share, and a weighted average vest date fair value of $143.14 per restricted share.

Employee Stock Purchase Plan - During the nine months ended September 30, 2014 and 2013, participants of the employee stock purchase plan purchased 15,695 and 15,458 shares, respectively, of Roper's common stock for total consideration of $2.10 million and $1.80 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):
	September 30, 2014	December 31, 2013
Raw materials and supplies	$133,473	$127,525
Work in process	33,915	30,498
Finished products	91,054	90,352
Inventory reserves	(45,002)	(43,452)
	$213,440	$204,923

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Industrial Technology	Energy Systems & Controls	Medical & Scientific Imaging	RF Technology	Total
Balances at December 31, 2013	$425,501	$434,697	$2,435,506	$1,254,294	$4,549,998
Goodwill Acquired	-	-	173,707	33,470	207,177
Other	-	275	(2,549)	-	(2,274)
Currency translation adjustments	(8,913)	(3,550)	(9,484)	(1,560)	(23,507)
Balances at September 30, 2014	$416,588	$431,422	$2,597,180	$1,286,204	$4,731,394

Other relates primarily to a tax purchase accounting adjustment for MHA, Inc., acquired in May 2013.

Other intangible assets were comprised of (in thousands):
	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,936,336	$(464,018)	$1,472,318
Unpatented technology	216,044	(120,091)	95,953
Software	160,618	(58,084)	102,534
Patents and other protective rights	31,394	(21,922)	9,472
Trade names	656	(16)	640
Assets not subject to amortization:
Trade names	358,219	-	358,219
Balances at December 31, 2013	$2,703,267	$(664,131)	$2,039,136
Assets subject to amortization:
Customer related intangibles	$1,988,946	$(522,581)	$1,466,365
Unpatented technology	212,812	(129,498)	83,314
Software	156,740	(59,716)	97,024
Patents and other protective rights	26,771	(17,866)	8,905
Backlog	1,100	(168)	932
Trade names	653	(60)	593
Assets not subject to amortization:
Trade names	363,665	-	363,665
Balances at September 30, 2014	$2,750,687	$(729,889)	$2,020,798

Amortization expense of other intangible assets was $114,317 and $108,223 during the nine months ended September 30, 2014 and 2013, respectively.

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

8.	Debt

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine months ended September 30, 2014, 1,178 notes were converted by note holders for $2.1 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.12 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At September 30, 2014, the conversion price on the remaining outstanding notes was $488.37 per note.  If converted at September 30, 2014, the value would have exceeded the $8 million principal amount of the outstanding notes by $22 million and could have resulted in the issuance of 151,922 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at September 30, 2014 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$403
$800 million senior notes due 2018	797
$500 million senior notes due 2019	582
$500 million senior notes due 2022	487

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2014 is presented below (in thousands):

Balance at December 31, 2013	$14,336
Additions charged to costs and expenses	10,357
Deductions	(13,561)
Other	(1)
Balance at September 30, 2014	$11,131

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Net sales:
Industrial Technology	$205,688	$200,684	2.5%	$607,503	$580,466	4.7%
Energy Systems & Controls	170,765	155,058	10.1%	491,804	456,031	7.8%
Medical & Scientific Imaging	268,809	237,338	13.3%	793,899	645,739	22.9%
RF Technology	238,860	234,730	1.8%	710,143	666,719	6.5%
Total	$884,122	$827,810	6.8%	$2,603,349	$2,348,955	10.8%
Gross profit:
Industrial Technology	$104,012	$101,259	2.7%	$306,464	$296,414	3.4%
Energy Systems & Controls	99,233	88,104	12.6%	281,055	256,431	9.6%
Medical & Scientific Imaging	193,132	167,433	15.3%	572,738	440,718	30.0%
RF Technology	127,663	125,829	1.5%	375,901	356,145	5.5%
Total	$524,040	$482,625	8.6%	$1,536,158	$1,349,708	13.8%
Operating profit*:
Industrial Technology	$62,046	$60,753	2.1%	$178,540	$164,278	8.7%
Energy Systems & Controls	49,033	41,076	19.4%	130,844	118,432	10.5%
Medical & Scientific Imaging	91,227	71,968	26.8%	275,379	179,433	53.5%
RF Technology	69,351	66,469	4.3%	203,183	183,828	10.5%
Total	$271,657	$240,266	13.1%	$787,946	$645,971	22.0%
Long-lived assets:
Industrial Technology	$47,147	$49,055	(3.9)%
Energy Systems & Controls	17,537	19,501	(10.1)%
Medical & Scientific Imaging	44,513	43,105	3.3%
RF Technology	29,211	28,360	3.0%
Total	$138,408	$140,021	(1.2)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $25,999 and $20,917 for the three months ended September 30, 2014 and 2013, respectively, and $72,222 and $61,699 for the nine months ended September 30, 2014 and 2013, respectively.

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

Overview

Roper Industries, Inc. ("Roper," "we" or "us") is a diversified technology company that designs, manufactures and distributes radio frequency ("RF") products, services and application software, industrial technology products, energy systems and controls and medical and scientific imaging products and software. We market these products and services to a broad range of markets, including RF applications, medical, water, energy, research, education, software-as-a-service ("SaaS")-based information networks, security and other niche markets.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report on Form 10-K filed on February 21, 2014.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales:
Industrial Technology	$205,688	$200,684	$607,503	$580,466
Energy Systems & Controls	170,765	155,058	491,804	456,031
Medical & Scientific Imaging	268,809	237,338	793,899	645,739
RF Technology	238,860	234,730	710,143	666,719
Total	$884,122	$827,810	$2,603,349	$2,348,955
Gross margin:
Industrial Technology	50.6%	50.5%	50.4%	51.1%
Energy Systems & Controls	58.1	56.8	57.1	56.2
Medical & Scientific Imaging	71.8	70.5	72.1	68.3
RF Technology	53.4	53.6	52.9	53.4
Total	59.3	58.3	59.0	57.5
Selling, general & administrative expenses:
Industrial Technology	20.4%	20.2%	21.1%	22.8%
Energy Systems & Controls	29.4	30.3	30.5	30.3
Medical & Scientific Imaging	37.9	40.2	37.5	40.5
RF Technology	24.4	25.3	24.3	25.8
Total	28.5	29.3	28.7	30.0
Segment operating margin:
Industrial Technology	30.2%	30.3%	29.4%	28.3%
Energy Systems & Controls	28.7	26.5	26.6	26.0
Medical & Scientific Imaging	33.9	30.3	34.7	27.8
RF Technology	29.0	28.3	28.6	27.6
Total	30.7	29.0	30.3	27.5
Corporate administrative expenses	(2.9)	(2.5)	(2.8)	(2.6)
	27.8	26.5	27.5	24.9
Interest expense	(2.3)	(3.0)	(2.3)	(2.9)
Other income	0.1	-	-	-
Earnings before income taxes	25.6	23.6	25.3	22.0
Income taxes	(8.0)	(7.1)	(7.6)	(6.1)
Net earnings	17.6%	16.5%	17.7%	15.9%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Net sales for the quarter ended September 30, 2014 increased by 7% as compared to the third quarter of 2013. The increase was the result of organic growth of 5% and sales related to acquisitions of 2%.

In our Industrial Technology segment, net sales increased by 2% to $206 million in the third quarter of 2014 as compared to $201 million in the third quarter of 2013, due primarily to increased sales in our fluid handling businesses.  Gross margin was relatively unchanged at 50.6% for the third quarter of 2014 as compared to 50.5% for the third quarter of 2013. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were relatively unchanged at 20.4% in the current year quarter as compared to 20.2% in the prior year quarter. The resulting operating margin was 30.2% in the third quarter of 2014 as compared to 30.3% in the third quarter of 2013.

Net sales in our Energy Systems & Controls segment increased by 10% to $171 million during the third quarter of 2014 compared to $155 million in the third quarter of 2013.  Organic sales increased by 8% and sales related to acquisitions added 2%.  The increase in organic sales was due to increased sales in oil and gas products, including safety systems and valves, and nuclear power plant testing equipment markets.  Gross margin increased to 58.1% in the third quarter of 2014, as compared to 56.8% in the third quarter of 2013 due to product mix. SG&A expenses as a percentage of net sales were 29.4% compared to 30.3% in the prior year quarter due to leverage on higher sales volume. As a result, operating margin was 28.7% in the third quarter of 2014 as compared to 26.5% in the third quarter of 2013.

Our Medical & Scientific Imaging segment net sales increased by 13% to $269 million in the third quarter of 2014 as compared to $237 million in the third quarter of 2013.  Organic sales increased by 10% and acquisitions added 3%. The increase in organic sales was due to increased sales in our medical businesses. Gross margin increased to 71.8% in the third quarter of 2014 from 70.5% in the third quarter of 2013 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.9% in the third quarter of 2014 as compared to 40.2% in the third quarter of 2013 due to leverage on higher sales volume.  As a result, operating margin was 33.9% in the third quarter of 2014 as compared to 30.3% in the third quarter of 2013.

In our RF Technology segment, net sales were $239 million in the third quarter of 2014 as compared to $235 million in the third quarter of 2013, an increase of 2%.  Organic sales increased by 1% and acquisitions added 1%. The increase in organic sales was due primarily to growth in our toll and traffic businesses.  Gross margin was relatively unchanged at 53.4% as compared to 53.6% in the prior year quarter.  SG&A expenses as a percentage of net sales in the third quarter of 2014 decreased to 24.4% as compared to 25.3% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 29.0% in the third quarter of 2014 as compared to 28.3% in the third quarter of 2013.

Corporate expenses were $26.0 million, or 2.9% of sales, in the third quarter of 2014 as compared to $20.9 million, or 2.5% of sales, in the third quarter of 2013.  The increase was due to an increase in acquisition expenses, as well as increased stock-based compensation costs (see Note 5 of the Notes to Condensed Consolidated Financial Statements for details of stock-based compensation costs).

Interest expense was $20 million for the third quarter of 2014 as compared to $25 million for the third quarter of 2013.  The decrease was due to lower average interest rates on lower average outstanding debt balances.

Other income was $0.6 million in the third quarter of 2014, as compared to $0.4 million in the third quarter of 2013.

Income taxes as a percent of  pretax earnings were 31.3% in the third quarter of 2014 and as compared to 30.1 % in the third quarter of 2013.  We expect the effective tax rate for 2014 to be approximately 31%.

At September 30, 2014,  the functional currencies of most of our European subsidiaries and the Canadian dollar were weaker against the U.S. dollar compared to currency exchange rates at June 30, 2014. The currency changes resulted in a pretax decrease of $63 million in the foreign exchange component of comprehensive earnings for the current year quarter, $28 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended September 30, 2014, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar as compared to the quarter ended September 30, 2013.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the third quarter of 2014 compared to the third quarter of 2013.

Net orders were $893 million in the third quarter of 2014, 7% higher than the third quarter 2013 net order intake of $838 million.  Our order backlog at September 30, 2014 was 3% higher compared to September 30, 2013. Acquisitions contributed 2% to the current quarter orders.

	Net orders booked for the three months ended September 30,		Order backlog as of September 30,
	2014	2013	2014	2013
	(in thousands)
Industrial Technology	$205,945	$197,549	$121,768	$131,768
Energy Systems & Controls	173,172	148,922	127,803	120,415
Medical & Scientific Imaging	270,881	262,320	303,295	276,926
RF Technology	243,363	229,484	519,824	515,683
Total	$893,361	$838,275	$1,072,690	$1,044,792

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Net sales for the nine months ended September 30, 2014 increased by 11% as compared to the nine months ended September 30, 2013. The increase was the result of organic growth of 7% and sales related to acquisitions of 4%.

In our Industrial Technology segment, net sales increased by 5% to $608 million in the nine months ended September 30, 2014 as compared to $580 million in the nine months ended September 30, 2013, due primarily to increased sales in our water meter, fluid handling and materials testing businesses.  Gross margin decreased to 50.4% for the nine months ended September 30, 2014 as compared to 51.1% for the nine months ended September 30, 2013 due to product mix. Selling, general and administrative expenses as a percentage of net sales decreased to 21.1% in the current year from 22.8% in the prior year due primarily to the non-recurrence of a $9.1 million warranty expense in the prior-year period. The resulting operating margin was 29.4% in the nine months ended September 30, 2014 as compared to 28.3% in the nine months ended September 30, 2013.

Net sales in our Energy Systems & Controls segment increased by 8% to $492 million during the nine months ended September 30, 2014 compared to $456 million in the nine months ended September 30, 2013.  Organic sales increased by 6% and acquisitions added 2%.  The increase in organic sales was due to sales of new instruments for refinery applications and increased sales in the fluid properties testing equipment market.  Gross margin increased to 57.1% in the nine months ended September 30, 2014, as compared to 56.2% in the nine months ended September 30, 2013, due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were relatively unchanged at 30.5% in the current nine month period as compared to 30.3% in the prior year nine month period. As a result, operating margin was 26.6% in the nine months ended September 30, 2014 as compared to 26.0% in the nine months ended September 30, 2013.

Our Medical & Scientific Imaging segment net sales increased by 23% to $794 million in the nine months ended September 30, 2014 as compared to $646 million in the nine months ended September 30, 2013.  Organic sales increased by 11% and acquisitions added 12%. The increase in organic sales was due to increased sales in our medical businesses. Gross margin increased to 72.1% in the nine months ended September 30, 2014 from 68.3% in the nine months ended September 30, 2013 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.5% in the nine months ended September 30, 2014 as compared to 40.5% in the nine months ended September 30, 2013 due to leverage on higher sales volume.  As a result, operating margin was 34.7% in the nine months ended September 30, 2014 as compared to 27.8% in the nine months ended September 30, 2013.

In our RF Technology segment, net sales were $710 million in the nine months ended September 30, 2014 as compared to $667 million in the nine months ended September 30, 2013, an increase of 7%.  The increase was due primarily to growth in our toll and traffic businesses.  Gross margin decreased to 52.9% as compared to 53.4% in the prior year nine month period due to product mix in our toll and traffic businesses.  SG&A expenses as a percentage of net sales in the nine months ended September 30, 2014 decreased to 24.3% as compared to 25.8% in the prior year nine month period due to operating leverage on higher sales volume. The resulting operating margin was 28.6% in 2014 as compared to 27.6% in 2013.

Corporate expenses were $72.2 million, or 2.8% of sales, in the nine months ended September 30, 2014 as compared to $61.7 million, or 2.6% of sales, in the nine months ended September 30, 2013.  The increase was due to higher compensation costs, including increased stock-based compensation costs (see Note 5 of the Notes to Condensed Consolidated Financial Statements for details of stock-based compensation costs).

Interest expense was $59 million for the nine months ended September 30, 2014 as compared to $68 million for the nine months ended September 30, 2013.  The decrease was due to lower average interest rates on lower average outstanding debt balances.

Other income was $1.0 million in the nine months ended September 30, 2014, as compared to $0.5 million in the nine months ended September 30, 2013.

Income taxes were 30.0% of pretax earnings in the nine months ended September 30, 2014, higher than the 27.9% rate experienced in the nine months ended September 30, 2013.  The current year rate was impacted by a $6 million reduction in the liability for unrecognized tax benefits due to the lapse of applicable statute of limitations. The prior year rate was lower due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the correction of an out of period adjustment of tax balances which were immaterial to any covered period.  We expect the effective tax rate for 2014 to be approximately 31%.

At September 30, 2014, the functional currencies of most of our European subsidiaries and the Canadian dollar were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2013. The currency changes resulted in a pretax decrease of $55 million in the foreign exchange component of comprehensive earnings for the nine months ended September 30, 2014, $24 million of which is related to goodwill and does not directly affect our expected future cash flows. During the nine month period ended September 30, 2014, the functional currencies of our European subsidiaries were stronger and the Canadian dollar was weaker against the U.S. dollar as compared to the nine month period ended September 30, 2013.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Cash provided by/(used in):	2014	2013	2014	2013
Operating activities	$226.1	255.8	$579.2	566.8
Investing activities	(317.6)	(18.6)	(340.4)	(1,046.7)
Financing activities	112.9	(161.4)	(113.5)	569.5

Operating activities - Net cash provided by operating activities decreased by 12% to $226 million in the third quarter of 2014 as compared to $256 million in the third quarter of 2013 due primarily to higher tax payments and a decrease in receivables collections offset in part by increased earnings net of intangible amortization, and increased by 2% to $579 million in the nine months ended September 30, 2014 as compared to $567 million in the nine months ended September 30, 2013, due to increased earnings net of intangible amortization related to acquisitions offset in part by tax payments and a decrease in receivables collections.

Investing activities - Cash used in investing activities during the three and nine months ended September 30, 2014 and 2013 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and nine months ended September 30, 2014 and 2013.  Cash provided by financing activities in the three and nine months ended September 30, 2014 and 2013 was primarily from debt borrowings. Net debt payments were $96 million in the nine months ended September 30, 2014 as compared to net debt proceeds of $588 million in the nine months ended September 30, 2013.

Total debt at September 30, 2014 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	7,928
Revolving Facility	155,000
Other	6,620
Total debt	2,369,548
Less current portion	11,074
Long-term debt	$2,358,474

The interest rate on borrowings under our $1.5 billion credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2014, there were $155 million of outstanding borrowings under the facility.  At September 30, 2014, we had $6.6 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $38 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at September 30, 2014 totaled $495 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2014.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $318 million at September 30, 2014 compared to $282 million at December 31, 2013, reflecting increases in working capital due primarily the timing of income tax payments and an increase in unbilled receivables which was offset in part by an increase in deferred revenue. Total debt was $2.37 billion at September 30, 2014 as compared to $2.46 billion at December 31, 2013, due to the use of operating cash flows to reduce outstanding debt.   Our leverage is shown in the following table (in thousands):

	September 30, 2014	December 31, 2013
Total Debt	$2,369,548	$2,464,852
Cash	(564,112)	(459,720)
Net Debt	1,805,436	2,005,132
Stockholders' Equity	4,648,224	4,213,050
Total Net Capital	$6,453,660	$6,218,182

Net Debt / Total Net Capital	28.0%	32.2%

At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital expenditures of $30 million and $33 million were incurred during the nine months ended September 30, 2014 and 2013, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2013 Annual Report on Form 10-K filed on February 21, 2014. There were no material changes during the nine months ended September 30, 2014.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	October 31, 2014
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	October 31, 2014
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	October 31, 2014
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.