Form 10-Q/A
period 2014-09-30
ROPER INDUSTRIES INC
filed 2014-11-12
CIK 882835

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

The number of shares outstanding of the Registrant's common stock as of October 24, 2014 was 100,157,535.

Explanatory Note

The purpose of this amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended September 30, 2014 ("Form 10-Q"), as filed with the Security and Exchange Commission on November 5, 2014, is to report correctly the number of shares outstanding at October 24, 2014.  The number of shares reported did not properly incorporate the effect of treasury shares on the outstanding balance.

This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the financial statements or disclosures made in the Form 10-Q.

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

Roper Industries, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 12, 2014
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	November 12, 2014
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 12, 2014
Paul J. Soni	(Principal Accounting Officer)