Form 10-K
period 2014-12-31
ROPER INDUSTRIES INC
filed 2015-02-20
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Based on the closing sale price on the New York Stock Exchange on June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $14,653,055,923.

Number of shares of registrant's Common Stock outstanding as of February 13, 2015: 100,356,523.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 29, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 ROPER INDUSTRIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	general economic conditions;
●	difficulty making acquisitions and successfully integrating acquired businesses;
●	any unforeseen liabilities associated with future acquisitions;
●	limitations on our business imposed by our indebtedness;
●	unfavorable changes in foreign exchange rates;
●	difficulties associated with exports;
●	risks and costs associated with our international sales and operations;
●	increased insurance costs;
●	rising interest rates;
●	product liability and insurance risks;
●	increased warranty exposure;
●	future competition;
●	the cyclical nature of some of our markets;
●	reduction of business with large customers;
●	risks associated with government contracts;
●	changes in the supply of, or price for, raw materials, parts and components;
●	environmental compliance costs and liabilities;
●	risks and costs associated with asbestos-related litigation;
●	potential write-offs of our substantial goodwill and other intangible assets;
●	our ability to successfully develop new products;
●	failure to protect our intellectual property;
●	the effect of, or change in, government regulations (including tax);
●	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and
●	the factors discussed in Item 1A to this Annual Report under the heading "Risk Factors."

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

PART I

ITEM 1.	BUSINESS

Our Business

Roper Industries, Inc. ("Roper" or the "Company") is a diversified technology company.  We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, food, energy, water, education and academic research.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other businesses that offer high value-added services, engineered products and solutions and are capable of achieving growth and maintaining high margins.   We compete in many niche markets and believe we are the market leader or a competitive alternative to the market leader in most of these markets.

We were incorporated on December 17, 1981 under the laws of the State of Delaware.

Market Share, Market Expansion, and Product Development

Leadership with Engineered Content for Niche Markets - We maintain a leading position in many of our markets. We believe our market positions are attributable to the technical sophistication of our products and software, the applications expertise used to create our advanced products and systems, and our distribution and service capabilities. Our operating units grow their businesses through new product development and development of new applications and services to satisfy customer needs. In addition, our operating units grow our customer base by expanding our access to customers and entering adjacent markets.

Diversified End Markets and Geographic Reach - We have a global presence, with sales of products to customers outside the U.S. totaling $1.3 billion in 2014.  Information regarding our international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $147.9 million in 2014 as compared to $145.7 million and $125.9 million in 2013 and 2012, respectively.

Our Business Segments

Our operations are reported in four segments based upon common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Medical and Scientific Imaging, RF Technology, Industrial Technology and Energy Systems and Controls. Financial information about our business segments is presented in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report.

Medical and Scientific Imaging

Our Medical and Scientific Imaging segment principally offers products and software in medical applications, and high performance digital imaging products. These products and solutions are provided through ten reporting units. For 2014, this segment had net sales of $1.1 billion, representing 30.4% of our total net sales.

Medical Products and Software - We provide diagnostic and laboratory software solutions to healthcare providers and services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting.  We also manufacture and sell patient positioning devices and related software for use in radiation oncology, 3-D measurement technology in computer-assisted surgery and supply diagnostic and therapeutic disposable products used in ultrasound imaging for minimally invasive medical procedures.  We design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.

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

Our Medical and Scientific Imaging segment companies have lead times of up to several months on some of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEM and end-users, with continuing requirements for fulfillment over specified periods of time.

RF Technology

Our RF Technology segment provides radio frequency identification ("RFID") communication technology and software solutions that are used primarily in toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service in the freight matching and food industries and metering and remote monitoring applications. These products and solutions are provided through six reporting units. This segment had sales of $950.2 million for the year ended December 31, 2014, representing 26.8% of our total net sales.

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

Software-as-a-Service - We maintain electronic marketplaces that connect 1) available capacity of trucking units with the available loads of freight to be moved from location to location throughout North America and 2) food suppliers, distributors and vendors, primarily in the perishable food sector.

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

Industrial Technology

Our Industrial Technology segment produces fluid handling pumps, materials analysis equipment and consumables, leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading ("AMR") products and systems. These products and solutions are provided through seven reporting units. For 2014, this segment had net sales of $827.1 million, representing 23.3% of our total net sales.

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

Materials Analysis Equipment and Consumables - We manufacture and sell equipment and supply consumables necessary to prepare material samples for testing and analysis. These products are used mostly within the material science, steel, automotive, electronics, mining and research end-user markets.

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

Energy Systems and Controls

Our Energy Systems and Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and controls and non-destructive inspection and measurement products and solutions, which are provided through six reporting units. For 2014, this segment had net sales of $691.8 million, representing 19.5% of our total net sales.

Control Systems - We manufacture control systems and provide related engineering and commissioning services for turbomachinery applications, primarily in energy markets.

Fluid Properties Testing Equipment - We manufacture and sell test equipment to determine physical and elemental properties, such as sulfur and nitrogen content, flash point, viscosity, freeze point and distillation range of liquids and gases primarily for the petroleum industry.

Sensors, Controls and Valves - We manufacture sensors and control equipment including pressure sensors, temperature sensors, measurement instruments and control software for global rubber, plastics and process industries.  We also manufacture and distribute valves, sensors, switches and control products used on engines, compressors, turbines and other powered equipment for the oil and gas, pipeline, power generation, marine engine and general industrial markets. Many of these products are designed for use in hazardous environments.

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

Backlog

Our policy is to include only firm unfilled orders shippable within twelve months in backlog.  Backlog was $1.04 billion at December 31, 2014, and $1.05 billion at December 31, 2013.

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

Customers

No customer accounted for 10% or more of net sales for 2014 for any of our segments or for our company as a whole.

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

Employees

As of December 31, 2014, we had 10,137 employees, with 7,110 located in the United States. We have 206 employees who are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the NYSE the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. We filed the certification with the NYSE on June 19, 2014 and our Chief Executive Officer indicated that he was not aware of any violations of the Listing Standards by us.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2014, we had $2.21 billion in total consolidated indebtedness. In addition, we had $1.5 billion undrawn availability under our senior unsecured credit facility, as well as the ability to request additional term loans or revolving credit commitments under our credit facility not to exceed $350 million in aggregate. Our total consolidated debt could increase using this additional borrowing capacity.  Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

●	place us at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources;
●	limit our ability to borrow additional funds;
●	limit our ability to complete future acquisitions;
●	limit our ability to pay dividends;
●	limit our ability to make capital expenditures; and
●	increase our vulnerability to general adverse economic and industry conditions.

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

Unfavorable changes in foreign exchange rates may harm our business.

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds or Danish kroner. Sales by our operating companies whose functional currency is not the U.S. dollar represented 23% of our total net sales for the year ended December 31, 2014 compared to 24% for the year ended December 31, 2013. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for 13% and 15% of our net sales for the years ended December 31, 2014 and December 31, 2013, respectively. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

●	unfavorable changes in or noncompliance with U.S. and other jurisdictions' export requirements;
●	restrictions on the export of technology and related products;
●	unfavorable changes in or noncompliance with U.S. and other jurisdictions' export policies to certain countries, including Russia;
●	unfavorable changes in the import policies of our foreign markets; and
●	a general economic downturn in our foreign markets.

The occurrence of any of these events could reduce the foreign demand for our products or could limit our ability to export our products and, therefore, could have a material negative effect on our future sales and earnings.

Economic, political and other risks associated with our international operations could adversely affect our business.

As of and for the year ended December 31, 2014, 25% of our net sales and 19% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

●	adverse changes in a specific country's or region's political or economic conditions, particularly in Russia and emerging markets;
●	oil price shocks;
●	trade protection measures and import or export requirements;
●	subsidies or increased access to capital for firms that are currently, or may emerge as, competitors in countries in which we have operations;
●	partial or total expropriation;
●	potentially negative consequences from changes in tax laws;
●	difficulty in staffing and managing widespread operations;
●	differing labor regulations;
●	differing protection of intellectual property; and
●	unexpected changes in regulatory requirements.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2014, goodwill totaled $4.71 billion compared to $4.76 billion of stockholders' equity, and represented 56% of our total assets of $8.41 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite economic life intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if interest rates rise or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

Our corporate offices, consisting of 24,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have established 122 principal locations around the world to support our operations, of which 52 are manufacturing, assembly and testing facilities, and the remaining 70 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2014 (amounts in thousands of square feet).

		Office	Office & Manufacturing
Segment	Region	Leased	Leased	Owned
Industrial Technology
	U.S.	57	264	478
	Canada	36	-	-
	Europe	98	145	167
	Asia	23	-	-
	Mexico	-	60	-
Energy Systems & Controls
	U.S.	56	355	-
	Canada	-	56	-
	Europe	51	20	128
	Asia	10	61	33
Medical & Scientific Imaging
	U.S.	218	262	127
	Canada	-	102	-
	Europe	30	28	-
	Asia	47	-	-
	Mexico	-	44	-
RF Technology
	U.S.	787	116	-
	Canada	11	-	-
	Europe	9	7	16

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2014 and 2013 quarters.

		High	Low	Cash Dividends Declared
2014	4th Quarter	$160.48	$138.63	$0.25
	3rd Quarter	151.21	142.50	0.20
	2nd Quarter	148.94	128.99	0.20
	1st Quarter	141.92	131.80	0.20

2013	4th Quarter	$138.68	$123.57	$0.200
	3rd Quarter	135.01	123.15	0.165
	2nd Quarter	126.33	118.12	0.165
	1st Quarter	127.31	114.14	0.165

Based on information available to us and our transfer agent, we believe that as of February 13, 2015 there were 161 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In December 2014, our Board of Directors increased the quarterly dividend paid January 23, 2015 to $0.25 per share from $0.20 per share, an increase of 25%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2014, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or under the Exchange Act.

The following graph compares, for the five year period ended December 31, 2014, the cumulative total stockholder return for our common stock, the Standard and Poor's 500 Stock Index (the "S&P 500") and the Standard and Poor's 500 Industrials Index (the "S&P 500 Industrials"). Measurement points are the last trading day of each of our fiscal years ended December 31, 2009, 2010, 2011, 2012, 2013 and 2014. The graph assumes that $100 was invested on December 31, 2009 in our common stock, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Roper Industries, Inc.	100.00	146.90	167.89	217.01	271.02	307.29
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Industrials	100.00	126.73	125.98	145.32	204.43	224.52

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

	As of and for the Years ended December 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
Operations data:
Net sales	$3,549,494	$3,238,128	$2,993,489	$2,797,089	$2,386,112
Gross profit	2,101,899	1,882,928	1,671,717	1,515,564	1,275,126
Income from operations	999,473	842,361	757,587	660,539	514,294
Net earnings	646,033	538,293	483,360	427,247	322,580

Per share data:
Basic earnings per share	$6.47	$5.43	$4.95	$4.45	$3.42
Diluted earnings per share	6.40	5.37	4.86	4.34	3.34

Dividends declared per share	0.8500	0.6950	0.5775	0.4675	0.3950

Balance sheet data:
Working capital (6)	$884,158	$730,246	$159,332	$561,277	$458,446
Total assets	8,412,934	8,184,981	7,071,104	5,319,417	5,069,524
Long-term debt, less current portion	2,203,031	2,453,836	1,503,107	1,015,110	1,247,703
Stockholders' equity	4,755,360	4,213,050	3,687,726	3,195,096	2,750,907

(1)	Includes results from the acquisitions of Foodlink Holdings, Inc. from July 2, 2014, Innovative Product Achievements, LLC from August 5, 2014 and Strategic Healthcare Programs Holdings, LLC from August 14, 2014.
(2)	Includes results from the acquisitions of Managed Health Care Associates, Inc. from May 1, 2013 and Advanced Sensors, Ltd. from October 4, 2013.
(3)	Includes results from the acquisition of Sunquest Information Systems, Inc. from August 22, 2012.
(4)	Includes results from the acquisitions of NDI Holding Corp. from June 3, 2011, United Controls Group, Inc. from September 26, 2011 and Trinity Integrated Systems Ltd. from December 1, 2011.
(5)	Includes results from the acquisitions of Heartscape, Inc. from February 22, 2010 and iTradeNetwork, Inc. from July 27, 2010.
(6)	At December 31, 2012, there were $500 million of senior notes outstanding that matured on August 15, 2013, thus requiring a classification as short-term debt, included in working capital.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and related notes included in this Annual Report.

Overview

We are a diversified technology company.  We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, food, energy, water, education and academic research.

We pursue consistent and sustainable growth in earnings and cash flow by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both additions to existing businesses and new strategic platforms.

In the third quarter of 2014, we acquired the shares of Foodlink Holdings, Inc. ("Foodlink"), Innovative Product Achievements, LLC ("IPA") and Strategic Healthcare Programs Holdings, LLC ("SHP") which expand upon our existing supply chain and medical platforms.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2014 included in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2014, our allowance for doubtful accounts receivable was $10.8 million and our allowance for sales returns and sales credits was $2.9 million, for a total of $13.7 million, or 2.6% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2014 was $1.3 million lower than at December 31, 2013.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business, the write-off of uncollectible receivables, and the addition of reserve balances at acquired businesses.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2014, inventory reserves for excess and obsolete inventory were $38.9 million, or 16.7% of gross inventory cost, as compared to $43.5 million, or 17.5% of gross inventory cost, at December 31, 2013. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 to 24 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2014, 2013, and 2012.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the years ended December 31, 2014, 2013 and 2012 we recognized revenue of $266 million, $205 million and $146 million, respectively, using this method.  Percentage-of-completion is used primarily for major turn-key, longer term toll and traffic and energy projects and installations of large software application projects.  At December 31, 2014, $225 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. During 2014, our effective income tax rate was 29.9%, which was higher than the 2013 rate of 28.6% due to an increase in revenues and resulting pretax income in higher tax jurisdictions as well as the non-recurrence of $6 million in tax benefits recognized in 2013 related in part to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA") on January 2, 2013. We expect the effective tax rate to increase in 2015 due to a continued increase in revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S.

We account for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Goodwill, which is not amortized, is tested for impairment on an annual basis in conjunction with our annual forecast process during the fourth quarter, (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value) using a two-step process. The first step utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, we review the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.   If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized.

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

We have 29 reporting units with individual goodwill amounts ranging from zero to $994 million.  We concluded that the fair value of each of our reporting units was in excess of its carrying value, with no impairment indicated as of December 31, 2014.   Negative industry or economic trends, disruptions to our business, actual results significantly below projections, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

In 2013, we reported that the fair value of one of our reporting units in the RF Technology segment was less than 5% above its carrying value at December 31, 2013 using the discounted cash flow methodology, but that we believed that the market value of the unit to be significantly in excess of its carrying value based upon observed market data.  The test performed in December, 2014 indicated that the fair value of this unit at December 31, 2014 exceeded the carrying value by more than 20%.

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

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although our forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2014.

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

	Years ended December 31,
	2014	2013	2012
Net sales:
Industrial Technology	$827,145	$779,564	$795,240
Energy Systems and Controls(1)	691,813	651,920	646,116
Medical and Scientific Imaging(2)	1,080,309	902,281	703,835
RF Technology(3)	950,227	904,363	848,298
Total	$3,549,494	$3,238,128	$2,993,489

Gross margin:
Industrial Technology	50.5%	51.1%	51.6%
Energy Systems and Controls	58.3	57.4	56.3
Medical and Scientific Imaging	72.1	69.3	64.4
RF Technology	52.8	53.7	52.4
Total	59.2	58.1	55.8

Segment operating margin:
Industrial Technology	29.9%	28.6%	30.8%
Energy Systems and Controls	29.3	28.2	27.8
Medical and Scientific Imaging	34.8	29.7	26.6
RF Technology	28.5	28.0	26.3
Total	30.9	28.7	27.9

Corporate administrative expenses	(2.8)%	(2.7)%	(2.6)%
Income from continuing operations	28.2	26.0	25.3
Interest expense, net	(2.2)	(2.7)	(2.3)
Other income/(expense)	-	-	(0.1)
Income from continuing operations before taxes	26.0	23.3	22.9
Income taxes	(7.8)	(6.7)	(6.8)

Net earnings	18.2%	16.6%	16.1%

(1)	Includes results from the acquisition of Advanced Sensors, Ltd. from October 4, 2013.
(2)	Includes results from the acquisitions of Sunquest Information Systems, Inc. from August 22, 2012, Managed Health Care Associates, Inc. from May 1, 2013, IPA from August 5, 2014 and SHP from August 14, 2014.
(3)	Includes results from the acquisition of Foodlink from July 2, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales for the year ended December 31, 2014 were $3.55 billion as compared to sales of $3.24 billion for the year ended December 31, 2013, an increase of 10%. The increase was the result of organic sales growth of 7% and contributions from acquisitions of 3%.

Our Medical and Scientific Imaging segment reported a $178 million or 20% increase in net sales for the year ended December 31, 2014 over the year ended December 31, 2013.  Acquisitions added $91 million in sales, and organic sales increased 10% due to  increased sales in our medical businesses.  Gross margin increased to 72.1% in the year ended December 31, 2014 from 69.3% in the year ended December 31, 2013, due primarily to additional sales from medical products which have a higher gross margin. Selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 37.4% in the year ended December 31, 2014 as compared to 39.5% in the year ended December 31, 2013 due to leverage on higher sales volume.  Operating margin was 34.8% in the year ended December 31, 2014 as compared to 29.7% in the year ended December 31, 2013.

In our RF Technology segment, net sales for the year ended December 31, 2014 increased by $46 million or 5% over the year ended December 31, 2013. The increase was due primarily to growth in our toll and traffic, university card systems and security solutions businesses.  Gross margin was 52.8% in 2014 as compared to 53.7% in the prior year due to product mix.  SG&A expenses as a percentage of sales in the year ended December 31, 2014 were 24.3%, a decrease from 25.6% in the prior year due to operating leverage on higher sales volume.  Operating margin was 28.5% in 2014 as compared to 28.0% in 2013.

Net sales for our Industrial Technology segment increased by $48 million or 6% for the year ended December 31, 2014 over the year ended December 31, 2013. Organic growth was 7%, and there was a negative 1% impact from foreign currency exchange.  The organic growth was due primarily to increased sales in our water meter, fluid handling and materials testing  businesses.  Gross margin was 50.5% for the year ended December 31, 2014 as compared to 51.1% in the year ended December 31, 2013 due to product mix.  SG&A expenses as a percentage of net sales were 20.5%, as compared to 22.5% in the prior year, due primarily to the non-recurrence of a $9.1 million pretax charge for warranty expense in 2013.  The resulting operating margin was 29.9% in the year ended December 31, 2014 as compared to 28.6% in the year ended December 31, 2013.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2014 increased by $40 million or 6% over the year ended December 31, 2013.  Organic sales increased by 5% due to sales of new instruments for refinery applications and increased sales in the fluid properties testing equipment market.  Gross margin was 58.3% in the year ended December 31, 2014, compared to 57.4% in the year ended December 31, 2013, due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 28.9% as compared to 29.2% in the prior year due to product mix. Operating margin was 29.3% in the year ended December 31, 2014 as compared to 28.2% in the year ended December 31, 2013.

Corporate expenses increased by $12.1 million to $98.2 million, or 2.8% of sales, in 2014 as compared to $86.1 million, or 2.7% of sales, in 2013. The increase was due to higher compensation costs, including increased equity compensation (see Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report).

Interest expense decreased $9.4 million, or 10.7%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decrease is due primarily to lower average debt balances and lower average interest rates throughout 2014.

Other income of $0.6 million for the year ended December 31, 2014 was composed of royalty income and foreign exchange gains at our non-U.S. based companies, offset in part by losses from asset disposals.  Other expense for the year ended December 31, 2013 was $0.2 million due to foreign exchange losses at our non-U.S. based companies, offset in part by proceeds from a legal settlement.

During 2014, our effective income tax rate was 29.9% versus 28.6% in 2013. The increase was due to one-time discrete tax benefits in 2013 that did not recur in 2014  as well as increased revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S.  We expect the effective tax rate to increase in 2015 due to a continued increase in revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S.

At December 31, 2014, the functional currencies of most of our non-U.S. subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2013. The net result of these changes led to a pre-tax decrease in the foreign exchange component of comprehensive earnings of $118.9 million in the year ended December 31, 2014. Approximately $50.5 million of this amount related to goodwill and is not expected to directly affect our projected future cash flows. For the entire year of 2014, operating profit decreased by less than 1% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2014 and 2013 (dollar amounts in thousands).

	2014	2013	change
Industrial Technology	$808,921	$772,337	4.7%
Energy Systems and Controls	692,136	673,569	2.8
Medical and Scientific Imaging	1,081,190	958,830	12.8
RF Technology	955,831	943,757	1.3
Total	$3,538,078	$3,348,493	5.7%

The increase in orders was due to internal growth of 3% and orders from acquisitions which added 3%.

The following table summarizes order backlog information at December 31, 2014 and 2013 (dollar amounts in thousands). We include in backlog only orders that are expected to be recognized as revenue within twelve months.

	2014	2013	change
Industrial Technology	$97,507	$121,943	(20.0)%
Energy Systems and Controls	126,838	131,799	(3.8)
Medical and Scientific Imaging	296,098	290,435	1.9
RF Technology	520,727	510,553	2.0
Total	$1,041,170	$1,054,730	(1.3)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales for the year ended December 31, 2013 were $3.24 billion as compared to sales of $2.99 billion for the year ended December 31, 2012, an increase of 8%. The increase was the result of contributions from acquisitions of 7% and organic sales growth of 1%.

Our Medical and Scientific Imaging segment reported a $198 million or 28% increase in net sales for the year ended December 31, 2013 over the year ended December 31, 2012.  Acquisitions added $208 million in sales, while organic sales decreased 1% due to a $20 million decrease in camera sales which was offset in part by increased sales in our medical businesses of $15 million.  Gross margin increased to 69.3% in the year ended December 31, 2013 from 64.4% in the year ended December 31, 2012, due primarily to additional sales from medical products which have a higher gross margin. SG&A expenses as a percentage of net sales increased to 39.5% in the year ended December 31, 2013 as compared to 37.8% in the year ended December 31, 2012 due to higher SG&A expense structures at our medical businesses as well as SG&A expenses at MHA in which the corresponding revenues were not recognizable under GAAP (see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report).  Operating margin was 29.7% in the year ended December 31, 2013 as compared to 26.6% in the year ended December 31, 2012.

In our RF Technology segment, net sales for the year ended December 31, 2013 increased by $56 million or 7% over the year ended December 31, 2012. The increase was due primarily to growth in our toll and traffic, university card systems and security solutions businesses.  Gross margin was 53.7% in 2013 as compared to 52.4% in the prior year due to operating leverage on higher sales volume.  SG&A expenses as a percentage of sales in the year ended December 31, 2013 were 25.6%, a decrease from 26.1% in the prior year due to operating leverage on higher sales volume.  Operating margin was 28.0% in 2013 as compared to 26.3% in 2012.

Net sales for our Industrial Technology segment decreased by $16 million or 2% for the year ended December 31, 2013 over the year ended December 31, 2012. The decrease was due primarily to the loss of a customer at our water metering business and lower sales at our materials testing business.  Gross margin was 51.1% for the year ended December 31, 2013 as compared to 51.6% in the year ended December 31, 2012 due to negative operating leverage on lower sales volume as well as the inclusion in 2012 of a one-time $5.5 million reduction to cost of goods sold at one of our businesses.  SG&A expenses as a percentage of net sales were 22.5%, as compared to 20.8% in the prior year, due primarily to a $9.1 million pretax charge for warranty expense at one of our subsidiaries, Hansen Technologies, to provide its customers with replacements for refrigeration valves that included a vendor-supplied component that did not meet Roper quality standards.  The resulting operating margin was 28.6% in the year ended December 31, 2013 as compared to 30.8% in the year ended December 31, 2012.

In our Energy Systems and Controls segment, net sales for the year ended December 31, 2013 increased by $6 million or 1% over the year ended December 31, 2012, due primarily to acquisitions.  Organic sales were impacted by lower sales of non-destructive testing systems for nuclear plants and pressure sensors for industrial applications, offset by increased demand for control systems for oil and gas applications. Gross margin was 57.4% in the year ended December 31, 2013, compared to 56.3% in the year ended December 31, 2012, due to product mix. SG&A expenses as a percentage of net sales were 29.2% as compared to 28.4% in the prior year due to product mix. Operating margin was 28.2% in the year ended December 31, 2013 as compared to 27.8% in the year ended December 31, 2012.

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

During 2013, our effective income tax rate was 28.6% versus 29.6% in 2012. The reduction was due to $6 million in discrete tax benefits related to the enactment of the American Taxpayer Relief Act of 2012 ("ATRA"), as well as a $6 million benefit from the correction of an out of period adjustment of tax balances which were immaterial to any covered period, offset in part by increased revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S.  We expect the effective tax rate to increase in 2014 due to a continued increase in revenues and resulting pretax income in higher tax jurisdictions as well as the non-recurrence of the $6 million tax benefit recognized in 2013.

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

	2013	2012	change
Industrial Technology	$121,943	$131,621	(7.4)%
Energy Systems and Controls	131,799	109,885	19.9
Medical and Scientific Imaging	290,435	234,526	23.8
RF Technology	510,553	471,185	8.4
Total	$1,054,730	$947,217	11.4%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2014, 2013, and 2012 are as follows (in millions):

	2014	2013	2012
Cash provided by/(used in):
Operating activities	$840.4	$802.6	$677.9
Investing activities	(348.1)	(1,115.9)	(1,505.5)
Financing activities	(298.1)	403.6	853.9

Operating activities - The increase in cash provided by operating activities in 2014 was primarily due to increased earnings net of intangible amortization related to acquisitions offset in part by tax payments.

Investing activities - Cash used in investing activities during 2014, 2013, and 2012 was primarily for business acquisitions.

Financing activities - Cash used in financing activities in all periods presented was primarily debt repayments as well as dividends paid to stockholders.  Cash provided by financing activities during all periods presented was primarily debt borrowings for acquisitions partially offset by debt payments made using cash from operations.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $285 million at December 31, 2014 compared to $282 million at December 31, 2013. We acquired net working capital of $0.2 million through business acquisitions during 2014.

Total debt was $2.2 billion at December 31, 2014 (31.8% of total capital) compared to $2.5 billion at December 31, 2013 (36.9% of total capital). Our decreased debt at December 31, 2014 compared to December 31, 2013 was due to debt payments made using cash from operations.

At December 31, 2014, we had $400 million of senior notes due 2017, $800 million of senior notes due 2018, $500 million of senior notes due 2019, $500 million of senior notes due 2022 and $8 million of senior subordinated convertible notes due 2034. In addition, we had $6.1 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. We had $48.9 million of outstanding letters of credit at December 31, 2014, of which $43.7 million was covered by our lending group, thereby reducing our revolving credit capacity commensurately.

Cash and cash equivalents at our foreign subsidiaries at December 31, 2014 totaled $535 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facility throughout the year ended December 31, 2014.

Capital expenditures of $37.6 million, $42.5 million and $38.4 million were incurred during 2014, 2013, and 2012, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

 Description of Certain Indebtedness

Senior Unsecured Credit Facility - On July 27, 2012, we entered into a new unsecured credit facility (the "2012 Facility"), composed of a five-year $1.5 billion revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders.  We may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  The 2012 Facility replaced our previous unsecured credit facility dated as of July 7, 2008 (the "2008 Facility").  Due to the early termination of the 2008 Facility, we recorded a $1.0 million non-cash debt extinguishment charge, reported as other expense, in the third quarter of 2012 reflecting the unamortized fees associated with the 2008 Facility. At December 31, 2014, there were no outstanding borrowings under the 2012 Facility.

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

We may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

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

We may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

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

We may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

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

We may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

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

Holders may require us to purchase all or a portion of their notes on January 15, 2019, January 15, 2024, and January 15, 2029, at stated prices plus accrued cash interest, if any, including contingent cash interest, if any. We may only pay the purchase price of such notes in cash and not in common stock.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2014 (in thousands).

		Payments Due in Fiscal Year
Contractual Cash Obligations[1]	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$2,208,003	$8,003	$-	$400,000	$800,000	$500,000	$500,000
Senior note interest	346,872	70,675	70,675	69,750	54,392	36,458	44,922
Capital leases	6,120	3,089	2,332	630	66	3	-
Operating leases	122,494	40,169	31,852	21,426	11,928	6,070	11,049
Total	$2,683,489	$121,936	$104,859	$491,806	$866,386	$542,531	$555,971

		Amounts Expiring in Fiscal Year
Other Commercial Commitments	Total Amount Committed	2015	2016	2017	2018	2019	Thereafter
Standby letters of credit and bank guarantees	$48,934	$26,846	$1,950	$816	$113	$3,088	$16,121

[1]	We have excluded $29 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long-term portion of the liability. See Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report.

As of December 31, 2014, we had $428 million of outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of its performance of contractual obligations.

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

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding revolving credit borrowings, and to foreign currency exchange risks on our transactions denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2014, we had $2.2 billion of fixed rate borrowings. Our $400 million senior notes due 2017, $800 million senior notes due 2018, $500 million senior notes due 2019 and $500 million senior notes due 2022 have fixed interest rates of 1.850%, 2.050%, 3.125% and 6.250%, respectively, and our $8 million senior subordinated convertible notes have a fixed interest rate of 3.75%. At December 31, 2014, the prevailing market rates for our long-term notes were between 0.8% higher and 2.8% lower than the fixed rates on our debt instruments.  Our credit facility contains a $1.5 billion variable-rate revolver with no outstanding borrowings at December 31, 2014.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish kroner. Sales by companies whose functional currency was not the U.S. dollar were 23% of our total sales in 2014 and 61% of these sales were by companies with a European functional currency. The U.S. dollar was stronger against most of our non-U.S. subsidiary currencies throughout most of 2014 as compared to 2013, which resulted in a decrease in sales of less than 1.0% due to foreign currency exchange. If these currency exchange rates had been 10% different throughout 2014 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 1.7%.

The changes in these currency exchange rates relative to the U.S. dollar at December 31, 2014 compared to currency exchange rates at December 31, 2013 resulted in a pre-tax decrease in net assets of $118.9 million that was reported as a component of comprehensive earnings, $50.5 million of which was attributed to goodwill. Goodwill changes from currency exchange rate changes do not directly affect our reported earnings or cash flows.

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

Report of Independent Registered Certified Public Accounting Firm
To the Stockholders of Roper Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive income, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Roper Industries, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded acquisitions completed during 2014 from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in purchase business combinations during 2014. We have also excluded acquisitions completed during 2014 from our audit of internal control over financial reporting. These acquisitions are wholly-owned subsidiaries whose total assets and total revenues represent 0.27%, and 0.67%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

February 20, 2015
Tampa, Florida

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(in thousands, except per share data)

	2014	2013
Assets
Cash and cash equivalents	$610,430	$459,720
Accounts receivable, net	511,538	519,075
Inventories, net	193,766	204,923
Deferred taxes	54,199	64,464
Unbilled receivables	96,409	86,945
Other current assets	45,763	38,210
Total current assets	1,512,105	1,373,337

Property, plant and equipment, net	110,876	117,310
Goodwill	4,710,691	4,549,998
Other intangible assets, net	1,978,729	2,039,136
Deferred taxes	27,496	28,773
Other assets	73,037	76,427
Total assets	$8,412,934	$8,184,981

Liabilities and Stockholders' Equity
Accounts payable	$143,847	$150,313
Accrued compensation	117,374	107,953
Deferred revenue	190,953	209,332
Other accrued liabilities	160,738	153,712
Income taxes payable	-	4,275
Deferred taxes	3,943	6,490
Current portion of long-term debt, net	11,092	11,016
Total current liabilities	627,947	643,091

Long-term debt, net of current portion	2,203,031	2,453,836
Deferred taxes	735,826	783,805
Other liabilities	90,770	91,199
Total liabilities	3,657,574	3,971,931

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 102,069 shares issued and 100,126 outstanding at December 31, 2014 and 101,276 shares issued and 99,312 outstanding at December 31, 2013	1,021	1,013
Additional paid-in capital	1,325,338	1,229,233
Retained earnings	3,520,201	2,959,196
Accumulated other comprehensive earnings	(71,927)	43,083
Treasury stock, 1,943 shares at December 31, 2014 and 1,964 shares at December 31, 2013	(19,273)	(19,475)
Total stockholders' equity	4,755,360	4,213,050
Total liabilities and stockholders' equity	$8,412,934	$8,184,981

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2014, 2013 and 2012
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Net sales	$3,549,494	$3,238,128	$2,993,489
Cost of sales	1,447,595	1,355,200	1,321,772
Gross profit	2,101,899	1,882,928	1,671,717
Selling, general and administrative expenses	1,102,426	1,040,567	914,130
Income from operations	999,473	842,361	757,587
Interest expense, net	78,637	88,039	67,525
Loss on extinguishment of debt	-	-	1,043
Other income/(expense), net	620	(192)	(2,338)
Earnings before income taxes	921,456	754,130	686,681
Income taxes	275,423	215,837	203,321

Net earnings	$646,033	$538,293	$483,360

Earnings per share:
Basic	$6.47	$5.43	$4.95
Diluted	$6.40	$5.37	$4.86

Weighted-average common shares outstanding:
Basic	99,916	99,123	97,702
Diluted	100,884	100,209	99,558

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net earnings	$646,033	$538,293	$483,360

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(115,010)	(15,454)	23,633
Unrecognized pension gain	-	-	1,104

Total other comprehensive income/(loss), net of tax	(115,010)	(15,454)	24,737

Comprehensive income	$531,023	$522,839	$508,097

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2014, 2013 and 2012
 (in thousands, except per share data)

	Common Stock				Accumulated other		Total
	Shares	Amount	Additional paid-in capital	Retained earnings	comprehensive earnings	Treasury stock	stockholders' equity
Balances at December 31, 2011	96,679	$987	$1,117,093	$2,063,110	$33,800	$(19,894)	$3,195,096
Net earnings	-	-	-	483,360	-	-	483,360
Stock option exercises	1,389	14	56,086	-	-	-	56,100
Treasury stock sold	22	-	1,977	-	-	218	2,195
Currency translation adjustments, net of $907 tax	-	-	-	-	23,633	-	23,633
Stock based compensation	-	-	39,808	-	-	-	39,808
Restricted stock activity	187	2	(18,424)	-	-	-	(18,422)
Stock option tax benefit, net of shortfalls	-	-	30,840	-	-	-	30,840
Conversion of senior subordinated convertible notes	327	3	(69,379)	-	-	-	(69,376)
Deferred pension gain	-	-	-	-	1,104	-	1,104
Dividends declared ($0.58 per share)	-	-	-	(56,612)	-	-	(56,612)
Balances at December 31, 2012	98,604	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726
Net earnings	-	-	-	538,293	-	-	538,293
Stock option exercises	434	4	23,995	-	-	-	23,999
Treasury stock sold	20	-	2,248	-	-	201	2,449
Currency translation adjustments, net of $2,406 tax	-	-	-	-	(15,454)	-	(15,454)
Stock based compensation	-	-	53,417	-	-	-	53,417
Restricted stock activity	254	3	(16,046)	-	-	-	(16,043)
Stock option tax benefit, net of shortfalls	-	-	16,000	-	-	-	16,000
Conversion of senior subordinated convertible notes	-	-	(8,382)	-	-	-	(8,382)
Dividends declared ($0.70 per share)	-	-	-	(68,955)	-	-	(68,955)
Balances at December 31, 2013	99,312	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050
Net earnings	-	-	-	646,033	-	-	646,033
Stock option exercises	581	6	32,517	-	-	-	32,523
Treasury stock sold	20	-	2,549	-	-	202	2,751
Currency translation adjustments, net of $3,916 tax	-	-	-	-	(115,010)	-	(115,010)
Stock based compensation	-	-	63,025	-	-	-	63,025
Restricted stock activity	213	2	(22,064)	-	-	-	(22,062)
Stock option tax benefit, net of shortfalls	-	-	21,481	-	-	-	21,481
Conversion of senior subordinated convertible notes	-	-	(1,403)	-	-	-	(1,403)
Dividends declared ($0.85 per share)	-	-	-	(85,028)	-	-	(85,028)
Balances at December 31, 2014	100,126	$1,021	$1,325,338	$3,520,201	$(71,927)	$(19,273)	$4,755,360

See accompanying notes to consolidated financial statements.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
 (in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$646,033	$538,293	$483,360
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	40,890	37,756	37,888
Amortization of intangible assets	156,394	151,434	116,860
Amortization of deferred financing costs	4,003	3,918	2,399
Non-cash stock compensation	63,027	53,133	40,773
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(404)	32,800	(16,455)
Unbilled receivables	(10,305)	(14,754)	(5,122)
Inventories	6,349	(12,687)	18,361
Accounts payable and accrued liabilities	(20,455)	23,305	9,209
Income taxes	(46,619)	(6,427)	(15,988)
Other, net	1,528	(4,218)	6,567
Cash provided by operating activities	840,441	802,553	677,852
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(305,379)	(1,074,413)	(1,467,772)
Capital expenditures	(37,644)	(42,528)	(38,405)
Proceeds from sale of assets	1,506	2,174	1,315
Other, net	(6,588)	(1,096)	(683)
Cash used in investing activities	(348,105)	(1,115,863)	(1,505,545)
Cash flows from financing activities:
Proceeds from senior notes	-	800,000	900,000
Payment of senior notes	-	(500,000)	-
Borrowings/(payments) under revolving line of credit, net	(250,000)	150,000	100,000
Principal payments on convertible notes	(561)	(3,702)	(57,304)
Debt issuance costs	-	(7,717)	(12,213)
Cash dividends to stockholders	(79,859)	(49,092)	(69,903)
Treasury stock sales	2,751	2,449	2,195
Stock award tax excess windfall benefit	21,081	11,709	30,747
Proceeds from stock based compensation, net	10,463	7,944	37,679
Redemption premium on convertible debt	(1,518)	(9,124)	(76,641)
Other	(461)	1,166	(690)
Cash provided by/(used in) financing activities	(298,104)	403,633	853,870
Effect of exchange rate changes on cash	(43,522)	(1,193)	6,312

Net increase in cash and cash equivalents	150,710	89,130	32,489
Cash and cash equivalents, beginning of year	459,720	370,590	338,101

Cash and cash equivalents, end of year	$610,430	$459,720	$370,590

Supplemental disclosures:
Cash paid for:
Interest	$74,446	$94,648	$67,804
Income taxes, net of refunds received	$300,969	$210,540	$188,560
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$324,717	$1,275,827	$1,824,453
Liabilities assumed	(19,338)	(201,414)	(356,681)
Cash paid, net of cash acquired	$305,379	$1,074,413	$1,467,772

See accompanying notes to consolidated financial statements.

 ROPER INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012

(1)	Summary of Accounting Policies

Basis of Presentation - These financial statements present consolidated information for Roper Industries, Inc. and its subsidiaries ("Roper" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business - Roper is a diversified technology company.  The Company operates businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, food, energy, water, education and academic research.

Accounts Receivable - Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $13.7 million and $15.0 million at December 31, 2014 and 2013, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $40 million in cash equivalents at December 31, 2014 and none at December 31, 2013.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies.  Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  In the assessment of contingencies as of December 31, 2014, management concluded that no accrual was necessary and that there were no matters for which there was a reasonable possibility of a material loss.

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

	Years ended December 31,
	2014	2013	2012
Basic weighted-average shares outstanding	99,916	99,123	97,702
Effect of potential common stock:
Common stock awards	816	891	1,040
Senior subordinated convertible notes	152	195	816
Diluted weighted-average shares outstanding	100,884	100,209	99,558

As of and for the years ended December 31, 2014, 2013 and 2012, there were 764,333, 614,850 and 547,591 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results.  Translation adjustments are reflected as a component of other comprehensive income.  Foreign currency transaction gains and losses are recorded in the income statement as other income/(expense).  The gain or loss included in pre-tax income was a net gain of $0.2 million for the year ended December 31, 2014, a net loss of $3.9 million for the year ended December 31, 2013 and a net loss of $2.8 million for the year ended December 31, 2012.

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

The Company has 29 reporting units with individual goodwill amounts ranging from zero to $994 million.  The Company concluded that the fair value of each of its reporting units was in excess of its carrying value, with no impairment indicated as of December 31, 2014.  Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of Roper's reporting units.

The following events or circumstances, although not comprehensive, would be considered to determine whether interim testing of goodwill would be required:

●	a significant adverse change in legal factors or in the business climate;
●	an adverse action or assessment by a regulator;
●	unanticipated competition;
●	a loss of key personnel;
●	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;
●	the testing for recoverability under the Impairment or Disposal of Long-Lived Assets of a significant asset group within a reporting unit; and
●	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2014.

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

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States' treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2014, the amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.1 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Although it is the Company's intention to permanently reinvest these earnings indefinitely there are certain events that would cause these earnings to become taxable.  These events include, but are not limited to, changes in U.S. tax laws, dividends paid between foreign subsidiaries in the absence of Section 954(c)(6) of the Internal Revenue Code of 1986, as amended ("IRC"), foreign subsidiary guarantees of U.S. parent debt and the liquidation of foreign subsidiaries or actual distributions by foreign subsidiaries into a U.S. affiliate.

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

Interest Rate Risk - The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  Interest rate swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the swap and the hedged item are recorded as interest expense in current earnings.  There were no interest rate swaps outstanding at December 31, 2014.

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

Research and Development - Research and development ("R&D") costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $147.9 million, $145.7 million and $125.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue Recognition - The Company recognizes revenue when all of the following criteria are met:

●	persuasive evidence of an arrangement exists;
●	delivery has occurred or services have been rendered;
●	the seller's price to the buyer is fixed or determinable; and
●	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction and software projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of $266 million, $205 million and $146 million for the years ended December 31, 2014, 2013 and 2012, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software was $4.7 million and $8.0 million at December 31, 2014 and 2013, respectively.

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

2014 Acquisitions – During the year ended December 31, 2014, Roper completed three business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

Roper acquired 100% of the shares of Foodlink Holdings, Inc. ("Foodlink"), Innovative Product Achievements, LLC ("IPA") and Strategic Healthcare Programs Holdings, LLC ("SHP") on July 2, August 5, and August 14, 2014, respectively.  The aggregate purchase price was $303 million, paid in cash.  Roper purchased the businesses to expand upon existing supply chain and medical platforms. SHP and IPA are reported in the Medical & Scientific Imaging segment, and Foodlink is reported in the RF Technology segment.

The Company expensed transaction costs of $2.8 million related to the acquisitions as corporate general and administrative expenses, as incurred.

The Company recorded $208 million in goodwill and $99 million in other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final intangibles valuations and tax-related adjustments.  The majority of the goodwill recorded is not expected to be deductible for tax purposes.  Of the $99 million of intangible assets acquired, $7 million was assigned to trade names that are not subject to amortization. The remaining $92 million of acquired intangible assets have a weighted-average useful life of 17 years. The intangible assets that make up that amount include customer relationships of $82 million (19 year weighted-average useful life), unpatented technology of $7 million (6 year weighted-average useful life), software of $2 million (4 year weighted-average useful life) and backlog of $1 million (1 year weighted-average useful life).

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

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$59,813
Identifiable intangibles	465,500
Goodwill	678,183
Other assets	5,798
Total assets acquired	1,209,294
Current liabilities	(24,717)
Long-term deferred tax liability	(162,503)
Other liabilities	(6,524)
Net assets acquired	$1,015,550

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

The largest of the 2012 acquisitions was Sunquest Information Systems, Inc. ("Sunquest"), a leading provider of diagnostic and laboratory software solutions to healthcare providers. Roper acquired 100% of the shares of Sunquest on August 22, 2012, in a $1.4 billion all-cash transaction. The Company acquired Sunquest to complement and expand its medical platform.  Sunquest is reported in the Medical & Scientific Imaging segment.

The Company expensed transaction costs of $6.7 million related to the acquisition as corporate general and administrative expenses, as incurred.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$96,883
Identifiable intangibles	669,000
Goodwill	993,780
Other assets	2,694
Total assets acquired	1,762,357
Deferred revenue	(83,065)
Other current liabilities	(18,762)
Long-term deferred tax liability	(244,550)
Net assets acquired	$1,415,980

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

Pro forma
Year ended December 31,
2012
Sales	$3,130,407
Net income	521,141
Earnings per share, basic	5.33
Earnings per share, diluted	5.23

Pro forma earnings for the year ended December 31, 2012 were adjusted by $50.7 million for non-recurring acquisition and other costs. Adjustments were also made for recurring changes in amortization, interest expense and taxes related to the acquisition.

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

The majority of the goodwill recorded for these five companies is not expected to be deductible for tax purposes.  Of the $43 million of intangible assets acquired, $1 million was assigned to trade names that are not subject to amortization. The remaining $42 million of acquired intangible assets have a weighted-average useful life of 7 years. The intangible assets that make up that amount include customer relationships of $17 million (7 year weighted-average useful life), protective rights and patents of $16 million (7 year weighted-average useful life) and unpatented technology of $8 million (8 year weighted-average useful life).

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2014	2013
Raw materials and supplies	$124,103	$127,525
Work in process	29,358	30,498
Finished products	79,184	90,352
Inventory reserves	(38,879)	(43,452)
	$193,766	$204,923

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2014	2013
Land	$4,130	$4,384
Buildings	80,775	79,219
Machinery and other equipment	320,697	310,738
	405,602	394,341
Accumulated depreciation	(294,726)	(277,031)
	$110,876	$117,310

Depreciation and amortization expense was $40,890, $37,756 and $37,888 for the years ended December 31, 2014, 2013 and 2012, respectively.

(5)	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
Balances at December 31, 2012	$421,755	$404,057	$1,772,402	$1,270,643	$3,868,857
Goodwill acquired	-	27,944	680,732	-	708,676
Currency translation adjustments	3,746	198	(13,345)	(76)	(9,477)
Reclassifications and other	-	2,498	(4,283)	(16,273)	(18,058)
Balances at December 31, 2013	$425,501	$434,697	$2,435,506	$1,254,294	$4,549,998
Goodwill acquired	-	-	174,347	33,596	207,943
Currency translation adjustments	(16,537)	(8,002)	(18,847)	(7,102)	(50,488)
Reclassifications and other	-	(112)	3,350	-	3,238
Balances at December 31, 2014	$408,964	$426,583	$2,594,356	$1,280,788	$4,710,691

Reclassifications and other during the years ended December 31, 2014 and 2013 were due primarily to immaterial out of period corrections of tax adjustments for Sunquest and TransCore, respectively, that were not material in the current or prior periods.  See Note 2 for information regarding acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accum. amort.	Net book value
Assets subject to amortization:
Customer related intangibles	$1,936,336	$(464,018)	$1,472,318
Unpatented technology	216,044	(120,091)	95,953
Software	160,618	(58,084)	102,534
Patents and other protective rights	31,394	(21,922)	9,472
Trade names	656	(16)	640
Assets not subject to amortization:
Trade names	358,219	-	358,219
Balances at December 31, 2013	$2,703,267	$(664,131)	$2,039,136

Assets subject to amortization:
Customer related intangibles	$1,975,334	$(543,594)	$1,431,740
Unpatented technology	217,260	(134,702)	82,558
Software	156,449	(62,882)	93,567
Patents and other protective rights	26,463	(18,325)	8,138
Backlog	1,100	(443)	657
Trade names	622	(72)	550
Assets not subject to amortization:
Trade names	361,519	-	361,519
Balances at December 31, 2014	$2,738,747	$(760,018)	$1,978,729

Amortization expense of other intangible assets was $153 million, $147 million, and $113 million during the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense is expected to be $147 million in 2015, $143 million in 2016, $132 million in 2017, $125 million in 2018 and $119 million in 2019.

(6)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2014	2013
Interest	$18,275	$18,285
Customer deposits	16,392	21,438
Commissions	12,025	12,030
Warranty	9,537	14,336
Accrued dividend	25,032	19,863
Rebates	12,968	14,104
Billings in excess of cost	14,135	5,016
Other	52,374	48,640
	$160,738	$153,712

(7)	Income Taxes

Earnings before income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following components (in thousands):

	2014	2013	2012
United States	$665,219	$517,432	$430,573
Other	256,237	236,698	256,108
	$921,456	$754,130	$686,681

Components of income tax expense for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Current:
Federal	$218,302	$166,430	$136,860
State	37,155	12,577	9,972
Foreign	56,107	40,451	48,403
Deferred:
Domestic	(30,664)	(1,965)	15,789
Foreign	(5,477)	(1,656)	(7,703)
	$275,423	$215,837	$203,321

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(3.9)	(4.1)	(3.9)
R&D tax credits	(0.4)	(0.5)	-
State taxes, net of federal benefit	2.0	1.9	1.7
Foreign tax credit	-	-	(2.4)
Section 199 deduction	(1.6)	(1.8)	(1.3)
Other, net	(1.2)	(1.9)	0.5
	29.9%	28.6%	29.6%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Reserves and accrued expenses	$130,508	$119,955
Inventories	10,186	10,315
Net operating loss carryforwards	41,480	35,286
R&D credits	7,145	3,134
Foreign tax credits	-	425
Valuation allowance	(16,169)	(5,917)
Total deferred tax assets	$173,150	$163,198
Deferred tax liabilities:
Reserves and accrued expenses	$27,981	$20,995
Amortizable intangible assets	798,502	826,838
Plant and equipment	4,741	12,423
Total deferred tax liabilities	$831,224	$860,256

At December 31, 2014, the Company had approximately $14.1 million of tax-effected U.S. federal net operating loss carryforwards that if not utilized will expire in years 2023 through 2034. The U.S. federal net operating loss carryforwards increased from 2013 to 2014 primarily due to losses incurred by a U.S. entity that is not a member of the Company's consolidated tax group and therefore not available for offset against the taxable income of other members of the group.  In a recent acquisition, the consolidated group obtained U.S. federal net operating losses subject to an IRC Section 382 limitation; however, the Company expects to utilize the losses in their entirety prior to expiration.  The Company has approximately $20.8 million of tax-effected state net operating loss carryforwards that if not utilized will expire in years 2021 through 2034. The state net operating loss carryforwards are primarily related to Florida, Georgia and New Jersey, but the Company has smaller net operating losses in various other states.  The Company has approximately $6.6 million of tax-effected foreign net operating loss carryforwards that if not utilized will begin to expire in 2015, while some do not have a definite expiration. Additionally, the Company has $7.1 million of U.S. federal and state research and development tax credit carryforwards that will expire in years 2019 through 2034.

As of December 31, 2014, the Company determined that a total valuation allowance of $16.2 million was necessary to reduce U.S. deferred tax assets by $11.9 million and foreign deferred tax assets by $4.3 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  As of December 31, 2014, based on the Company's estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, the Company believes that it is more likely than not that the remaining net deferred tax assets will be realized.

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Beginning balance	$26,924	$24,865	$19,556
Additions for tax positions of prior periods	6,532	3,055	1,371
Additions for tax positions of the current period	5,571	1,639	1,541
Additions due to acquisitions	-	5,026	9,116
Reductions for tax positions of prior periods	(1,008)	(3,675)	(197)
Reductions for tax positions of the current period
Settlements with taxing authorities	(518)	-	-
Lapse of applicable statute of limitations	(8,934)	(3,986)	(6,522)
Ending balance	$28,567	$26,924	$24,865

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $27.0 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled $0.6 million in 2014. Accrued interest and penalties were $5.2 million at December 31, 2014 and $4.5 million at December 31, 2013. During the next twelve months, the unrecognized tax benefits are expected to increase by a net $9.2 million, due mainly to anticipated settlements with various state taxing authorities.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state, city and foreign jurisdictions. The Company's federal income tax returns for 2010 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. At December 31, 2014, the Internal Revenue Service has been and is continuing to examine the Company's income tax returns for the years 2010 through 2012. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

(8)	Long-Term Debt

On July 27, 2012, Roper entered into a $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced its prior unsecured credit facility dated as of July 7, 2008 (the "2008 Facility"). The 2012 Facility is composed of a five year $1.5 billion revolving credit facility.  Roper may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  At December 31, 2014, there were no outstanding borrowings under the 2012 Facility.  Roper recorded a $1.0 million non-cash debt extinguishment charge in the third quarter of 2012 related to the early termination of the 2008 Facility.  This charge reflects the unamortized fees associated with the 2008 Facility and was reported as other expense.

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

The Company was in compliance with its debt covenants throughout the years ended December 31, 2014 and 2013.

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

Other debt includes $8 million of senior subordinated convertible notes due 2034.

Total debt at December 31 consisted of the following (in thousands):
	2014	2013
$1.5 billion revolving credit facility	$-	$250,000
2017 Notes	400,000	400,000
2018 Notes	800,000	800,000
2019 Notes	500,000	500,000
2022 Notes	500,000	500,000
Senior Subordinated Convertible Notes	8,003	8,270
Other	6,120	6,582
Total debt	2,214,123	2,464,852
Less current portion	11,092	11,016
Long-term debt	$2,203,031	$2,453,836

The 2012 Facility and Roper's $2.2 billion senior notes provide substantially all of Roper's daily external financing requirements. The interest rate on the borrowings under the 2012 Facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2014, Roper's debt consisted of $2.2 billion of senior notes and $8 million in senior subordinated convertible notes. In addition, the Company had $6.1 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper's non-U.S. businesses and $49 million of outstanding letters of credit at December 31, 2014.

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due in 2034 at an original issue discount of 60.498% (the "Convertible Notes"). The Convertible Notes are subordinated in right of payment and collateral to all of Roper's existing and future senior debt. Cash interest on the notes was paid semi-annually until January 15, 2009, after which interest is recognized at the effective rate of 3.75% and represents accrual of original issue discount, and only contingent cash interest may be paid. Contingent cash interest may be paid during any six month period if the average trading price of a note for a five trading day measurement period preceding the applicable six month period equals 120% or more of the sum of the issue price, accrued original issue discount and accrued cash interest, if any, for such note. The contingent cash interest payable per note in respect of any six month period will equal the annual rate of 0.25%. In accordance with this criterion, contingent interest has been paid for each six month period since January 15, 2009. Holders receive cash up to the value of the accreted principal amount of the notes converted and, at the Company's option, any remainder of the conversion value may be paid in cash or shares of common stock. Holders may require Roper to purchase all or a portion of their notes on January 15, 2019 at a price of $572.76 per note, on January 15, 2024 at a price of $689.68 per note, and on January 15, 2029 at a price of $830.47 per note, in each case plus accrued cash interest, if any, and accrued contingent cash interest, if any. The Company may only pay the purchase price of such notes in cash and not in common stock. In addition, if Roper experiences a change in control, each holder may require Roper to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount for non-tax purposes, accrued cash interest, if any, and accrued contingent cash interest, if any, to the date of purchase.

The Convertible Notes are classified as short-term debt as the notes became convertible on October 1, 2005 based upon the Company's common stock trading above the trigger price for at least 20 trading days during the 30 consecutive trading-day periods ending on September 30, 2005.

At December 31, 2014, the conversion price on the outstanding notes was $488.37. If converted at December 31, 2014, the value would have exceeded the $8 million principal amount of the notes by $25 million and could have resulted in the issuance of 155,980 shares of the Company's common stock.

Future maturities of total debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2015	$11,092
2016	2,332
2017	400,630
2018	800,066
2019	500,003
Thereafter	500,000
$2,214,123

(9)	Fair Value

Roper's debt at December 31, 2014 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$401
$800 million senior notes due 2018	800
$500 million senior notes due 2019	578
$500 million senior notes due 2022	492

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $8 million of fixed-rate convertible notes which were at fair value due to the short-term nature of the notes.  Most of Roper's other borrowings at December 31, 2014 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2014 was estimated to be the face value of these borrowings.

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees not subject to collective bargaining agreements  The number of plans was reduced from eleven in the prior year due to consolidation of existing plans. Roper partially matches employee contributions. Costs related to these plans were $19.5 million, $16.5 million and $16.4 million for 2014, 2013 and 2012, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

The Roper Industries, Inc. Amended and Restated 2006 Incentive Plan ("2006 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company's employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan ("2000 Plan"), and no additional grants will be made from the 2000 Plan.  The number of shares reserved for issuance under the 2006 Plan is 14,000,000, plus 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 Plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2014, 4,494,756 shares were available to grant.

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

Stock based compensation expense for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions):

	2014	2013	2012
Stock based compensation	$63.0	$53.4	$40.8
Tax benefit recognized in net income	22.1	18.7	14.3
Windfall tax benefit, net	21.5	16.0	30.8

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of three to five years from the grant date and expire ten years after the grant date. The Company recorded $16.6 million, $16.9 million, and $14.8 million of compensation expense relating to outstanding options during 2014, 2013 and 2012, respectively, as a component of general and administrative expenses, primarily at corporate.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee forfeitures, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted in 2014, 2013 and 2012 were calculated using the following weighted-average assumptions:

	2014	2013	2012
Weighted-average fair value ($)	34.95	37.08	30.25
Risk-free interest rate (%)	1.63	0.86	0.77
Average expected option life (years)	5.22	5.19	5.24
Expected volatility (%)	27.01	36.09	36.51
Expected dividend yield (%)	0.58	0.56	0.58

The following table summarizes the Company's activities with respect to its stock option plans for the years ended December 31, 2014 and 2013:

	Number of shares	Weighted-average exercise price per share	Weighted-average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2013	2,918,195	$63.15
Granted	601,350	117.78
Exercised	(424,945)	56.48
Canceled	(106,164)	98.74
Outstanding at December 31, 2013	2,988,436	74.00	6.22	$193,279,214
Granted	650,000	137.05
Exercised	(587,661)	55.98
Canceled	(69,664)	116.29
Outstanding at December 31, 2014	2,981,111	90.48	6.37	$196,378,239
Exercisable at December 31, 2014	1,811,238	$68.02	4.91	$159,978,254

The following table summarizes information for stock options outstanding at December 31, 2014:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$31.66 - 47.49	110,598	$41.82	4.2	110,598	$41.82
47.50 - 63.32	911,913	54.10	3.3	911,913	54.10
63.33 - 79.15	379,830	72.62	6.1	379,830	72.62
79.16 - 94.98	325,632	92.70	7.0	216,610	92.24
94.99 - 110.81	89,049	97.99	7.5	51,717	98.07
110.82- 126.64	512,589	117.12	8.2	124,727	116.27
126.65 - 142.47	573,000	135.14	9.2	15,843	133.77
142.48 - 158.30	78,500	150.38	9.7	-	-
$31.66 - 158.30	2,981,111	$90.48	6.4	1,811,238	$68.02

At December 31, 2014, there was $27.6 million of total unrecognized compensation expense related to nonvested options granted under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of options exercised in 2014, 2013 and 2012 was $50.3 million, $28.8 million and $86.0 million, respectively. Cash received from option exercises under all plans in 2014 and 2013 was $32.5 million and $24.0 million, respectively.

Restricted Stock Grants - During 2014 and 2013, the Company granted 375,060 and 399,540 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The Company recorded $46.4 million, $36.5 million and $25.9 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2014, 2013 and 2012, respectively.  A summary of the Company's nonvested shares activity for 2014 and 2013 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2012	571,905	$80.96
Granted	399,540	117.74
Vested	(373,946)	126.80
Forfeited	(23,649)	124.48
Nonvested at December 31, 2013	573,850	$103.44
Granted	375,060	142.30
Vested	(378,994)	153.16
Forfeited	(27,361)	106.60
Nonvested at December 31, 2014	542,555	$130.29

At December 31, 2014, there was $43.4 million of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.  Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder's equity at December 31, 2014.

Employee Stock Purchase Plan - During 2014, 2013 and 2012, participants of the ESPP purchased 20,368, 20,211 and 22,863 shares, respectively, of Roper's common stock for total consideration of $2.8 million, $2.4 million, and $2.2 million, respectively. All of these shares were purchased from Roper's treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2014, 2013 and 2012.

(12) Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including product liability and employment practices. It is vigorously contesting all lawsuits that, in general, are based upon claims of the kind that have been customary over the past several years. After analyzing the Company's contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance.  The ultimate liability, if any, arising from these actions should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of Roper.

Roper or its subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

Roper's rent expense was $38.4 million, $39.8 million and $26.8 million for 2014, 2013 and 2012, respectively. Roper's future minimum property lease commitments are as follows (in millions):

2015	$35.0
2016	28.5
2017	19.3
2018	10.8
2019	5.6
Thereafter	10.7
Total	$109.9

A summary of the Company's warranty accrual activity is presented below (in thousands):

	2014	2013	2012
Balance, beginning of year	$14,336	$9,755	$8,147
Additions charged to costs and expenses*	13,396	20,387	11,845
Deductions	(18,078)	(15,697)	(10,287)
Other	(117)	(109)	50
Balance, end of year	$9,537	$14,336	$9,755

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

As of December 31, 2014, Roper had $49 million of letters of credit issued to guarantee its performance under certain services contracts or to support certain insurance programs and $428 million of outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(13)	Segment and Geographic Area Information

Roper's operations are reported in four segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Industrial Technology, Energy Systems and Controls, Medical & Scientific Imaging, and RF Technology. Products included within the Industrial Technology segment are water and fluid handling pumps, flow measurement and metering equipment, industrial valves and controls, materials analysis equipment and consumables and industrial leak testing. The Energy Systems and Controls segment's products include control systems, equipment and consumables for fluid properties testing, vibration sensors and other non-destructive inspection and measurement products and services. The Medical and Scientific Imaging segment offers medical products and software, high performance digital imaging products and software and handheld and vehicle mounted computers. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, software-as-a-service applications in the freight matching and food industries and utility metering and remote monitoring applications.  Roper's management structure and internal reporting are aligned consistently with these four segments.

There were no material transactions between Roper's business segments during 2014, 2013 and 2012. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, deferred tax assets, recoverable insurance claims, deferred compensation assets, unamortized deferred financing costs and property and equipment.

Selected financial information by business segment for 2014, 2013 and 2012 follows (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Corporate	Total
2014
Net sales	$827,145	$691,813	$1,080,309	$950,227	$-	$3,549,494
Operating profit	247,596	203,021	375,867	271,177	(98,188)	999,473
Assets:
Operating assets	220,115	219,284	232,380	270,458	7,002	949,239
Intangible assets, net	557,593	568,670	3,842,180	1,720,977	-	6,689,420
Other	120,681	223,831	147,529	65,636	216,598	774,275
Total						8,412,934
Capital expenditures	10,713	4,634	11,430	10,521	346	37,644
Depreciation and other amortization	21,135	23,281	93,683	58,702	483	197,284
2013
Net sales	$779,564	$651,920	$902,281	$904,363	$-	$3,238,128
Operating profit	223,053	183,679	268,172	253,532	(86,075)	842,361
Assets:
Operating assets	232,505	214,926	237,681	266,026	15,325	966,463
Intangible assets, net	583,822	597,250	3,682,465	1,725,597	-	6,589,134
Other	75,215	167,879	152,211	62,576	171,503	629,384
Total						8,184,981
Capital expenditures	17,043	4,952	10,231	10,190	112	42,528
Depreciation and other amortization	21,551	21,353	85,177	60,590	519	189,190
2012
Net sales	$795,240	$646,116	$703,835	$848,298	$-	$2,993,489
Operating profit	244,691	179,824	187,246	223,335	(77,509)	757,587
Assets:
Operating assets	225,620	199,016	232,527	251,721	24,731	933,615
Intangible assets, net	590,175	555,667	2,631,085	1,790,797	-	5,567,724
Other	100,102	80,230	114,834	51,044	223,555	569,765
Total						7,071,104
Capital expenditures	14,030	5,532	8,253	9,765	825	38,405
Depreciation and other amortization	21,754	19,671	50,309	62,629	385	154,748

Summarized data for Roper's U.S. and foreign operations (principally in Canada, Europe and Asia) for 2014, 2013 and 2012, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):

	United States	Non-U.S.	Eliminations	Total
2014
Sales to unaffiliated customers	$2,661,470	$888,024	$-	$3,549,494
Sales between geographic areas	159,049	119,175	(278,224)	-
Net sales	$2,820,519	$1,007,199	$(278,224)	$3,549,494
Long-lived assets	$134,855	$30,781	$-	$165,636
2013
Sales to unaffiliated customers	$2,400,592	$837,536	$-	$3,238,128
Sales between geographic areas	141,529	121,431	(262,960)	-
Net sales	$2,542,121	$958,967	$(262,960)	$3,238,128
Long-lived assets	$135,157	$36,266	$-	$171,423
2012
Sales to unaffiliated customers	$2,174,443	$819,046	$-	$2,993,489
Sales between geographic areas	140,864	111,813	(252,677)	-
Net sales	$2,315,307	$930,859	$(252,677)	$2,993,489
Long-lived assets	$125,015	$35,702	$-	$160,717

Export sales from the U.S. during the years ended December 31, 2014, 2013 and 2012 were $477 million, $479 million and $459 million, respectively. In the year ended December 31, 2014, these exports were shipped primarily to Asia (36%), Europe (18%), Canada (16%), Middle East (13%), South America (6%), South Pacific (5%) and other (6%).

Sales to customers outside the U.S. accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper's net sales for the years ended December 31, 2014, 2013 and 2012 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands):

	Industrial Technology	Energy Systems and Controls	Medical and Scientific Imaging	RF Technology	Total
2014
Canada	$106,598	$31,831	$24,997	$45,811	$209,237
Europe	121,909	157,391	185,263	54,330	518,893
Asia	61,552	143,524	107,695	7,555	320,326
Middle East	3,824	42,988	9,997	34,241	91,050
Rest of the world	26,134	78,186	28,722	9,333	142,375
Total	$320,017	$453,920	$356,674	$151,270	$1,281,881

2013
Canada	$109,361	$34,260	$25,502	$45,954	$215,077
Europe	108,644	153,807	168,394	62,825	493,670
Asia	65,622	136,934	103,931	8,134	314,621
Middle East	3,865	32,444	9,361	44,341	90,011
Rest of the world	26,716	82,956	17,856	11,865	139,393
Total	$314,208	$440,401	$325,044	$173,119	$1,252,772

2012
Canada	$94,035	$39,836	$21,308	$47,371	$202,550
Europe	104,105	148,360	161,075	64,492	478,032
Asia	75,113	121,997	111,642	6,465	315,217
Middle East	3,846	47,866	4,613	30,125	86,450
Rest of the world	34,091	68,275	20,500	9,293	132,161
Total	$311,190	$426,334	$319,138	$157,746	$1,214,410

(14)	Concentration of Risk

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

(15)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2014
Net sales	$834,052	$885,175	$884,122	$946,145
Gross profit	488,936	523,182	524,040	565,741
Income from operations	223,400	246,666	245,658	283,749
Net earnings	147,226	157,361	155,510	185,936

Earnings from continuing operations per common share:
Basic	1.48	1.58	1.55	1.86
Diluted	1.46	1.56	1.54	1.84

2013
Net sales	$737,135	$784,010	$827,810	$889,173
Gross profit	421,576	445,507	482,625	533,220
Income from operations	185,177	179,746	219,349	258,089
Net earnings	124,914	111,353	136,323	165,703

Earnings from continuing operations per common share:
Basic	1.26	1.12	1.37	1.67
Diluted	1.25	1.11	1.36	1.65

The sum of the four quarters may not agree with the total for the year due to rounding.

(16)	Subsequent Event

In the period following December 31, 2014 but before the filing date of this Annual Report, Roper acquired Strata Decision Technology LLC, a provider of planning and budget software for health care providers and Softwriters Inc., a provider of long-term care pharmacy operating software.

The aggregate purchase price for these acquisitions was $360 million, paid in cash.  Roper purchased the companies to expand upon existing medical platforms.  Purchase accounting has not been completed as of the filing date, and no supplemental pro forma data has been provided as the acquisitions are immaterial both individually and in aggregate.

ROPER INDUSTRIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
 Years ended December 31, 2014, 2013 and 2012

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2014	$14,992	$2,357	$(3,355)	$(300)	$13,694
2013	15,976	1,350	(2,992)	658	14,992
2012	10,636	4,573	(2,403)	3,170	15,976
Reserve for inventory obsolescence
2014	$43,452	$8,621	$(11,833)	$(1,361)	$38,879
2013	41,967	11,360	(9,696)	(179)	43,452
2012	35,224	14,736	(8,253)	260	41,967

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded acquisitions completed during 2014 from its assessment of internal control over financial reporting as of December 31, 2014.  These acquisitions are wholly-owned subsidiaries whose excluded aggregate assets represent 0.3%, and whose aggregate total revenues represent 0.7%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2014 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on May 29, 2015 ("2015 Proxy Statement"), as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information required by this item by reference to our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, we incorporate the information required by this item by reference to our 2015 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	2,981,111	$90.48
Restricted stock awards(2)	542,555	-
Subtotal	3,523,666		4,494,756
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	3,523,666	$-	4,494,756

(1)	Consists of the Amended and Restated 2000 Stock Incentive Plan (no additional equity awards may be granted under this plan) and the Amended and Restated 2006 Incentive Plan.
(2)	The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information required by this item by reference to our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Earnings for the Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the Years ended December 31, 2014, 2013 and 2012

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)2.1	Stock Purchase Agreement, dated as of July 28, 2012 among Sunquest Holdings, Inc., the selling shareholders named therein and Roper Industries, Inc.
(b)3.1	Amended and Restated Certificate of Incorporation.
(c)3.2	Amended and Restated By-Laws.
(d)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(e)3.4	Certificate Eliminating References to Roper Industries, Inc.'s Series A Preferred Stock from the Certificate of Incorporation of Roper Industries, Inc. dated November 16, 2006.
(f)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(g)4.2	Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(h)4.4	First Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 29, 2003.
(i)4.5	Second Supplemental Indenture between Roper Industries, Inc. and SunTrust Bank, dated as of December 7, 2004.
(j)4.6	Indenture between Roper Industries, Inc. and Wells Fargo Bank, dated as of August 4, 2008.
(k)4.7	Form of Note.
(l)4.8	Form of 2.05% Senior Notes due 2018.
(m)4.9	Form of 6.25% Senior Notes due 2019.
(n)4.10	Form of 1.850% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022. (included in Exhibit 4.10).
(o)10.01	Form of Amended and Restated Indemnification Agreement. †
(p)10.02	Employee Stock Purchase Plan, as amended and restated. †
(q)10.03	2000 Stock Incentive Plan, as amended. †
(r)10.04	Non-Qualified Retirement Plan, as amended. †
(s)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
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

(u)10.07	Form of Executive Officer Restricted Stock Award Agreement. †
(u)10.08	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(v)10.09	Offer letter for John Humphrey, dated March 31, 2006. †
(w)10.10	Amended and Restated 2006 Incentive Plan. †
(x)10.11	Form of Restricted Stock Agreement for Non-Employee Directors. †
(x)10.12	Form of Restricted Stock Agreement for Employees. †
(x)10.13	Form of Incentive Stock Option Agreement. †
(x)10.14	Form of Non-Statutory Stock Option Agreement. †
(y)10.15	Director Compensation Plan, as amended. †
(z)10.16	David B. Liner offer letter dated July 21, 2005. †
(z)10.17	Amendment to John Humphrey offer letter. †
(z)10.18	Amendment to David B. Liner offer letter. †

21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

(a)	Incorporated herein by reference to Exhibit 2.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2012 (file no. 1-12273).
(b)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Annual Report on Form 10-K/A filed April 28, 2014 (file no. 1-12273).
(c)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed April 24, 2012 (file no. 1-12273).
(d)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
(e)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
(f)	Incorporated herein by reference to Exhibit 3.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
(g)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
(h)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
(i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
(j)	Incorporated herein by reference to Exhibit 4.2 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
(k)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed July 29, 2008 (file no. 333-152590).
(l)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed June 6, 2013 (file no. 1-12273).
(m)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
(n)	Incorporated herein by reference to Exhibit 4.1 to the Roper Industries, Inc. Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
(o)	Incorporated herein by reference to Exhibit 10.04 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
(q)	Incorporated herein by reference to Exhibit 10.05 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(r)	Incorporated herein by reference to Exhibit 10.06 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(s)	Incorporated herein by reference to Exhibit 10.07 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
(t)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Current Report on Form 8-K filed August 2, 2012 (file no. 1-12273).
(u)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Roper Industries, Inc. Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
(v)	Incorporated herein by reference to Exhibit 10.1 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
(w)	Incorporated herein by reference to Appendix A to the Roper Industries, Inc. Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
(x)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4 and 10.5 to the Roper Industries, Inc. Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
(y)	Incorporated herein by reference to Exhibit 10.01 to the Roper Industries, Inc. Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
(z)	Incorporated herein by reference to Exhibits 10.20, 10.21 and 10.23 to the Roper Industries, Inc. Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER INDUSTRIES, INC.
 (Registrant)

By:	/S/ BRIAN D. JELLISON	February 20, 2015
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 20, 2015
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Executive Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 20, 2015

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 20, 2015

/S/ DAVID W. DEVONSHIRE
David W. Devonshire	Director	February 20, 2015

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 20, 2015

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 20, 2015

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 20, 2015

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 20, 2015

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 20, 2015

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 20, 2015