Form 10-Q
period 2015-03-31
ROPER TECHNOLOGIES INC
filed 2015-05-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to               .

Commission File Number   1-12273

ROPER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0263969 (I.R.S. Employer Identification No.)

6901 Professional Pkwy. East, Suite 200 Sarasota, Florida (Address of principal executive offices)	34240 (Zip Code)

(941) 556-2601
(Registrant's telephone number, including area code)

Roper Industries, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant's common stock as of April 30, 2015 was 100,521,210.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014

Net sales	$865,281	$834,052
Cost of sales	347,120	345,116
Gross profit	518,161	488,936

Selling, general and administrative expenses	271,265	265,536
Income from operations	246,896	223,400

Interest expense, net	19,836	19,827
Other income/(expense), net	(679)	1,420

Earnings before income taxes	226,381	204,993

Income taxes	70,608	57,767

Net earnings	$155,773	$147,226

Earnings per share:
Basic	$1.55	$1.48
Diluted	1.54	1.46

Weighted average common shares outstanding:
Basic	100,377	99,557
Diluted	101,361	100,572

Dividends declared per common share	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014

Net earnings	$155,773	$147,226

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(92,010)	(12,811)
Post-retirement benefit plan adjustments	(1,063)	-
Total other comprehensive loss, net of tax	(93,073)	(12,811)

Comprehensive income	$62,700	$134,415

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2015	2014
ASSETS:

Cash and cash equivalents	$615,493	$610,430
Accounts receivable, net	499,042	511,538
Inventories, net	194,737	193,766
Deferred taxes	60,020	54,199
Unbilled receivables	107,743	96,409
Other current assets	44,787	45,763
Total current assets	1,521,822	1,512,105

Property, plant and equipment, net	110,973	110,876
Goodwill	5,088,040	4,710,691
Other intangible assets, net	2,142,299	1,978,729
Deferred taxes	35,177	27,496
Other assets	76,311	73,037

Total assets	$8,974,622	$8,412,934

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$151,139	$143,847
Accrued compensation	95,571	117,374
Deferred revenue	237,197	190,953
Other accrued liabilities	169,332	160,738
Income taxes payable	34,934	-
Deferred taxes	3,492	3,943
Current portion of long-term debt, net	7,719	11,092
Total current liabilities	699,384	627,947

Long-term debt, net of current portion	2,617,722	2,203,031
Deferred taxes	759,813	735,826
Other liabilities	90,308	90,770
Total liabilities	4,167,227	3,657,574

Commitments and contingencies (Note 10)

Common stock	1,025	1,021
Additional paid-in capital	1,339,750	1,325,338
Retained earnings	3,650,843	3,520,201
Accumulated other comprehensive earnings	(165,000)	(71,927)
Treasury stock	(19,223)	(19,273)
Total stockholders' equity	4,807,395	4,755,360

Total liabilities and stockholders' equity	$8,974,622	$8,412,934

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$155,773	$147,226
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,880	9,666
Amortization of intangible assets	38,428	39,037
Amortization of deferred financing costs	1,001	1,002
Non-cash stock compensation	13,801	14,571
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	20,304	4,582
Unbilled receivables	(11,042)	(8,346)
Inventories	(7,680)	(4,712)
Accounts payable and accrued liabilities	8,705	(12,887)
Income taxes payable	38,837	24,829
Other, net	(7,608)	(2,340)
Cash provided by operating activities	260,399	212,628

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(589,577)	(2,146)
Capital expenditures	(9,950)	(10,478)
Proceeds from sale of assets	140	341
Other, net	(3,736)	(233)
Cash used in investing activities	(603,123)	(12,516)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	415,000	(150,000)
Principal payments on convertible notes	(3,454)	(433)
Cash premiums paid on convertible note conversions	(11,236)	(1,174)
Cash dividends to stockholders	(25,024)	(19,863)
Proceeds from stock based compensation, net	6,267	8,026
Stock award tax excess windfall benefit	4,093	7,511
Treasury stock sales	787	729
Other	(289)	573
Cash provided by/(used in) financing activities	386,144	(154,631)

Effect of foreign currency exchange rate changes on cash	(38,357)	(2,316)

Net increase in cash and cash equivalents	5,063	43,165

Cash and cash equivalents, beginning of period	610,430	459,720

Cash and cash equivalents, end of period	$615,493	$502,885

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2014	$1,021	$1,325,338	$3,520,201	$(71,927)	$(19,273)	$4,755,360

Net earnings	-	-	155,773	-	-	155,773
Stock option exercises	1	7,383	-	-	-	7,384
Treasury stock sold	-	737	-	-	50	787
Currency translation adjustments, net of $4,996 tax	-	-	-	(92,010)	-	(92,010)
Stock based compensation	-	13,801	-	-	-	13,801
Restricted stock activity	3	(1,120)	-	-	-	(1,117)
Stock option tax benefit, net of shortfalls	-	4,107	-	-	-	4,107
Conversion of senior subordinated convertible notes, net of $740 tax	-	(10,496)	-	-	-	(10,496)
Dividends declared	-	-	(25,131)	-	-	(25,131)
Post-retirement benefit plan adjustments	-	-	-	(1,063)	-	(1,063)
Balances at March 31, 2015	$1,025	$1,339,750	$3,650,843	$(165,000)	$(19,223)	$4,807,395

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2015

1.	Basis of Presentation

Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect its continued evolution as a diversified technology company.

The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2015 and 2014 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K ("Annual Report") filed on February 20, 2015 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.

In April 2015, the FASB issued an update related to the presentation of debt issuance costs. This update, effective for fiscal years beginning after December 15, 2015, requires that debt issuance costs related to a debt liability be reported in the balance sheet as a direct deduction from the face amount of that debt liability. The Company does not expect this update to have a material impact on its results of operations, financial condition or cash flows.

In June 2014, the FASB issued updates to the accounting for stock compensation. These updates, effective for fiscal years beginning after December 15, 2015, modify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Company does not expect the updates to have an impact on its results of operations, financial condition or cash flows.

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

	Three months ended March 31,
	2015	2014
Basic shares outstanding	100,377	99,557
Effect of potential common stock
Common stock awards	852	864
Senior subordinated convertible notes	132	151
Diluted shares outstanding	101,361	100,572

For the three months ended March 31, 2015 there were 697,555 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1,093,600 outstanding stock options that would have been antidilutive for the three months ended March 31, 2014.

4.    Business Acquisitions

During the quarter ended March 31, 2015, Roper acquired 100% of the shares of Strata Decision Technology LLC, a provider of planning and budget software for health care providers, SoftWriters Inc., a provider of long-term care pharmacy operating software, and Data Innovations LLC, a provider of clinical and blood laboratory middleware.  These acquisitions, purchased for $590 million of cash, will expand Roper's existing medical platforms.  All three companies are reported in the Medical & Scientific Imaging segment.  Supplemental pro forma information has not been provided as the acquisitions were immaterial both individually and in aggregate.

During the three month period ended March 31, 2015, the Company expensed transaction costs of $1.8 million related to the acquisitions as corporate general and administrative expenses, as incurred.

The Company recorded $418 million in goodwill and $212 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final intangibles valuations and tax-related adjustments.  Of the $212 million intangible assets acquired, $20 million was assigned to trade names that are not subject to amortization.  The remaining $192 million of acquired intangible assets have a weighted average useful life of 17 years.  The intangible assets that make up that amount include customer relationships of $153 million (19 year weighted average useful life) and software of $39 million (6 year weighted average useful life).

5.	Stock Based Compensation

The Roper Technologies, Inc. Amended and Restated 2006 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.

Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended March 31,
	2015	2014
Stock based compensation	$13,801	$14,571
Tax effect recognized in net income	4,830	5,100
Windfall tax benefit, net	4,107	7,485

Stock Options - In the three months ended March 31, 2015, 537,555 options were granted with a weighted average fair value of $33.76 per option. During the same period in 2014, 533,000 options were granted with a weighted average fair value of $35.14 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate (%)	1.51	1.62
Expected option life (years)	5.10	5.24
Expected volatility (%)	22.28	27.62
Expected dividend yield (%)	0.63	0.59

Cash received from option exercises for the three months ended March 31, 2015 and 2014 was $7.4 million and $10.0 million, respectively.

Restricted Stock Awards - During the three months ended March 31, 2015, 304,175 restricted stock awards were granted with a weighted average grant date fair value of $149.66 per restricted share. During the same period in 2014, 237,001 restricted stock awards were granted with a weighted average grant date fair value of $139.62 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2015, 26,686 restricted awards vested with a weighted average grant date fair value of $124.27 per restricted share, and a weighted average vest date fair value of $157.59 per restricted share.

Employee Stock Purchase Plan - During the three months ended March 31, 2015 and 2014, participants of the employee stock purchase plan purchased 5,042 and 5,664 shares, respectively, of Roper's common stock for total consideration of $0.79 million and $0.73 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and supplies	$125,529	$124,103
Work in process	27,046	29,358
Finished products	74,978	79,184
Inventory reserves	(32,816)	(38,879)
	$194,737	$193,766

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2014	$2,594,356	$1,280,788	$408,964	$426,583	$4,710,691
Goodwill acquired	418,207	-	-	-	418,207
Currency translation adjustments	(14,177)	(5,742)	(14,368)	(6,571)	(40,858)
Balances at March 31, 2015	$2,998,386	$1,275,046	$394,596	$420,012	$5,088,040

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,975,334	$(543,594)	$1,431,740
Unpatented technology	217,260	(134,702)	82,558
Software	156,449	(62,882)	93,567
Patents and other protective rights	26,463	(18,325)	8,138
Backlog	1,100	(443)	657
Trade names	622	(72)	550
Assets not subject to amortization:
Trade names	361,519	-	361,519
Balances at December 31, 2014	$2,738,747	$(760,018)	$1,978,729
Assets subject to amortization:
Customer related intangibles	$2,067,106	$(516,024)	$1,551,082
Unpatented technology	173,527	(98,136)	75,391
Software	160,597	(31,978)	128,619
Patents and other protective rights	24,682	(17,278)	7,404
Backlog	1,100	(718)	382
Trade names	594	(82)	512
Assets not subject to amortization:
Trade names	378,909	-	378,909
Balances at March 31, 2015	$2,806,515	$(664,216)	$2,142,299

Amortization expense of other intangible assets was $37,859 and $38,049 during the three months ended March 31, 2015 and 2014, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2015. The Company expects to perform the annual analysis during the fourth quarter.

8.	Debt

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the three months ended March 31, 2015, 6,963 notes were converted by note holders for $14.7 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.7 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At March 31, 2015, the conversion price on the remaining outstanding notes was $497.14 per note.  If converted at March 31, 2015, the value would have exceeded the $5 million principal amount of the outstanding notes by $16 million and could have resulted in the issuance of 90,835 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at March 31, 2015 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$403
$800 million senior notes due 2018	803
$500 million senior notes due 2019	580
$500 million senior notes due 2022	499

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt at March 31, 2015 included $5 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2015 is presented below (in thousands):

Balance at December 31, 2014	$9,537
Additions charged to costs and expenses	2,011
Deductions	(2,878)
Other	(227)
Balances at March 31, 2015	$8,443

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2015	2014	Change
Net sales:
Medical & Scientific Imaging	$291,700	$256,199	13.9%
RF Technology	242,954	225,681	7.7%
Industrial Technology	190,728	197,001	(3.2)%
Energy Systems & Controls	139,899	155,171	(9.8)%
Total	$865,281	$834,052	3.7%
Gross profit:
Medical & Scientific Imaging	$215,326	$184,850	16.5%
RF Technology	130,046	119,651	8.7%
Industrial Technology	95,242	98,470	(3.3)%
Energy Systems & Controls	77,547	85,965	(9.8)%
Total	$518,161	$488,936	6.0%
Operating profit*:
Medical & Scientific Imaging	$107,779	$89,771	20.1%
RF Technology	73,977	62,560	18.2%
Industrial Technology	57,897	56,056	3.3%
Energy Systems & Controls	30,422	37,025	(17.8)%
Total	$270,075	$245,412	10.0%
Long-lived assets:
Medical & Scientific Imaging	$36,347	$39,948	(9.0)%
RF Technology	29,585	29,714	(0.4)%
Industrial Technology	44,697	49,022	(8.8)%
Energy Systems & Controls	15,177	18,503	(18.0)%
Total	$125,806	$137,187	(8.3)%

* Segment operating profit is before unallocated corporate general and administrative expenses of $23,179 and $22,012 for the three months ended March 31, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2014 as filed on February 20, 2015 with the SEC and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate operating cash flows and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	general economic conditions;
●	difficulty making acquisitions and successfully integrating acquired businesses;
●	any unforeseen liabilities associated with future acquisitions;
●	limitations on our business imposed by our indebtedness;
●	unfavorable changes in foreign exchange rates;
●	difficulties associated with exports;
●	risks and costs associated with our international sales and operations;
●	increased insurance costs;
●	rising interest rates;
●	product liability and insurance risks;
●	increased warranty exposure;
●	future competition;
●	the cyclical nature of some of our markets;
●	reduction of business with large customers;
●	risks associated with government contracts;
●	changes in the supply of, or price for, raw materials, parts and components;
●	environmental compliance costs and liabilities;
●	risks and costs associated with asbestos-related litigation;
●	potential write-offs of our substantial goodwill and other intangible assets;
●	our ability to successfully develop new products;
●	failure to protect our intellectual property;
●	the effect of, or change in, government regulations (including tax);
●	economic disruption caused by terrorist attacks, including cybersecurity threats, health crises or other unforeseen events; and
●	the factors discussed in other reports filed with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of these statements in light of new information or future events.

Overview

Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect its continued evolution as a diversified technology company.

Roper Technologies, Inc. ("Roper," "we" or "us") is a diversified technology company. We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, food, energy, water, education and academic research.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K filed on February 20, 2015.

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

	Three months ended March 31,
	2015	2014
Net sales:
Medical & Scientific Imaging	$291,700	$256,199
RF Technology	242,954	225,681
Industrial Technology	190,728	197,001
Energy Systems & Controls	139,899	155,171
Total	$865,281	$834,052
Gross margin:
Medical & Scientific Imaging	73.8%	72.2%
RF Technology	53.5	53.0
Industrial Technology	49.9	50.0
Energy Systems & Controls	55.4	55.4
Total	59.9	58.6
Selling, general & administrative expenses:
Medical & Scientific Imaging	36.9%	37.1%
RF Technology	23.1	25.3
Industrial Technology	19.6	21.5
Energy Systems & Controls	33.7	31.5
Total	28.7	29.2
Segment operating margin:
Medical & Scientific Imaging	36.9%	35.0%
RF Technology	30.4	27.7
Industrial Technology	30.4	28.5
Energy Systems & Controls	21.7	23.9
Total	31.2	29.4
Corporate administrative expenses	(2.7)	(2.6)
	28.5	26.8
Interest expense	(2.3)	(2.4)
Other income/(expense)	(0.1)	0.2
Earnings before income taxes	26.2	24.6
Income taxes	(8.2)	(6.9)
Net earnings	18.0%	17.7%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Net sales for the quarter ended March 31, 2015 increased by 4% as compared to the first quarter of 2014. The increase was the result of organic growth of 5%, a negative foreign exchange impact of 3% and a net effect of 2% from acquisitions and divestitures.

Our Medical & Scientific Imaging segment net sales increased by 14% to $292 million in the first quarter of 2015 as compared to $256 million in the first quarter of 2014.  Organic sales increased by 8%, acquisitions added 9% and the negative foreign exchange impact was 3%. The increase in organic sales was due to increased sales in our medical businesses, led by MHA and Verathon.  Gross margin increased to 73.8% in the first quarter of 2015 from 72.2% in the first quarter of 2014 due primarily to additional sales from medical products and software which have a higher gross margin.  Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 36.9% in the first quarter of 2015 as compared to 37.1% in the first quarter of 2014 due to leverage on higher sales volume.  As a result, operating margin was 36.9% in the first quarter of 2015 as compared to 35.0% in the first quarter of 2014.

In our RF Technology segment, net sales were $243 million in the first quarter of 2015 as compared to $226 million in the first quarter of 2014, an increase of 8%.  Organic sales increased by 11%, the negative impact of foreign exchange was 1%, and acquisitions along with the divestiture of the Black Diamond Advanced Technology product line accounted for a negative 2%. The increase in organic sales was due primarily to growth in our toll and traffic businesses.  Gross margin increased to 53.5% as compared to 53.0% in the prior year quarter due primarily to operating leverage on higher sales volume.  SG&A expenses as a percentage of net sales in the first quarter of 2015 decreased to 23.1% as compared to 25.3% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 30.4% in the first quarter of 2015 as compared to 27.7% in the first quarter of 2014.

Our Industrial Technology segment net sales decreased by 3% to $191 million in the first quarter of 2015 as compared to $197 million in the first quarter of 2014.  Organic sales increased by 1%, which was more than offset by a negative foreign exchange impact of 4%.  The organic growth was due primarily to increased sales in our fluid handling businesses.  Gross margin was relatively unchanged at 49.9% for the first quarter of 2015 as compared to 50.0% for the first quarter of 2014. SG&A expenses as a percentage of net sales decreased to 19.6% in the current year quarter as compared to 21.5% in the prior year quarter.  The decrease was primarily due to an actuarial adjustment of approximately $3.5 million to the deferred pension liability related to a frozen post retirement benefit plan at Neptune Technology.  The resulting operating margin was 30.4% in the first quarter of 2015 as compared to 28.5% in the first quarter of 2014.

Net sales in our Energy Systems & Controls segment decreased by 10% to $140 million during the first quarter of 2015 compared to $155 million in the first quarter of 2014.  Organic sales decreased by 5% and the negative foreign exchange impact was 5%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin was unchanged at 55.4% in the first quarters of 2015 and 2014. SG&A expenses as a percentage of net sales were 33.7% compared to 31.5% in the prior year quarter due to negative operating leverage on lower sales volume.  As a result, operating margin was 21.7% in the first quarter of 2015 as compared to 23.9% in the first quarter of 2014.

Corporate expenses increased to $23.2 million, or 2.7% of sales, in the first quarter of 2015 as compared to $22.0 million, or 2.6% of sales, in the first quarter of 2014, due to expenses related to the current quarter acquisitions.

Interest expense was unchanged at $20 million for the first quarters of 2015 and 2014, as both interest rates and weighted average debt balances were relatively unchanged from the prior year quarter.

Other expense was $0.7 million in the first quarter of 2015, due to foreign exchange gains which were more than offset by a $3 million write-off of an investment in a startup technology company. Other income was $1.4 million in the first quarter of 2014, due primarily to foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 31.2% in the first quarter of 2015 and as compared to 28.2% in the first quarter of 2014.  The increase in the income tax rate was due to increased revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S., as well as a $2.5 million reduction in the liability for unrecognized tax benefits due to the lapse of applicable statute of limitations in the first quarter of 2015, as compared to a $6 million reduction in the first quarter of 2014.  We expect the effective tax rate for 2015 to be in the range of 31% to 32%.

At March 31, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2014. The currency changes resulted in a pretax decrease of $97 million in the foreign exchange component of comprehensive earnings for the current year quarter, $41 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended March 31, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended March 31, 2014.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was approximately 2% for these companies in the first quarter of 2015 compared to the first quarter of 2014.

Net orders were $849 million in the first quarter of 2015 as compared to $846 million in the first quarter of 2014.  Our order backlog at March 31, 2015 was 2% lower compared to March 31, 2014.  Acquisitions contributed 3% to the current quarter orders, which were also impacted by a negative foreign exchange effect of 3%.

	Net orders booked for the three months ended		Order backlog as of
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)
Medical & Scientific Imaging	$275,796	$256,340	$305,001	$290,402
RF Technology	253,127	234,345	529,133	517,736
Industrial Technology	188,740	204,881	91,981	128,113
Energy Systems & Controls	131,070	150,915	114,686	127,445
Total	$848,733	$846,481	$1,040,801	$1,063,696

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three months ended March 31,
Cash provided by/(used in):	2015	2014
Operating activities	$260.4	212.6
Investing activities	(603.1)	(12.5)
Financing activities	386.1	(154.6)

Operating activities - Net cash provided by operating activities increased by 22% to $260 million in the first quarter of 2015 as compared to $213 million in the first quarter of 2014 due primarily to increased earnings net of intangible amortization, increased receivables collections and increases in deferred revenue and accounts payable balances.

Investing activities - Cash used in investing activities during the three months ended March 31, 2015 and 2014 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three months ended March 31, 2015 and 2014.  Cash provided by financing activities in the three months ended March 31, 2015 was primarily from debt borrowings to fund acquisitions, and primarily stock option proceeds in the three months ended March 31, 2014.  Net debt proceeds were $412 million in the three months ended March 31, 2015 as compared to net debt payments of $150 million in the three months ended March 31, 2014.

Total debt at March 31, 2015 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	4,613
Revolving Facility	415,000
Other	5,828
Total debt	2,625,441
Less current portion	7,719
Long-term debt	$2,617,722

The interest rate on borrowings under our $1.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2015, there were $415 million of outstanding borrowings under the facility.  At March 31, 2015, we had $5.8 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $52 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at March 31, 2015 totaled $538 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the three months ended March 31, 2015.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $215 million at March 31, 2015 compared to $285 million at December 31, 2014, reflecting decreases in working capital due primarily to the timing of income tax payments and increases in accounts payable and deferred revenue. Total debt was $2.63 billion at March 31, 2015 as compared to $2.21 billion at December 31, 2014, due to credit facility borrowings for acquisitions.   Our leverage is shown in the following table (in thousands):

	March 31, 2015	December 31, 2014
Total Debt	$2,625,441	$2,214,123
Cash	(615,493)	(610,430)
Net Debt	2,009,948	1,603,693
Stockholders' Equity	4,807,395	4,755,360
Total Net Capital	$6,817,343	$6,359,053

Net Debt / Total Net Capital	29.5%	25.2%

Capital expenditures of $10 million were incurred during each of the three months ended March 31, 2015 and 2014. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2014 Annual Report on Form 10-K filed on February 20, 2015.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt. However, the rate at which we can reduce our debt during 2015 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2014 Annual Report on Form 10-K filed on February 20, 2015. There were no material changes during the three months ended March 31, 2015.

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed on February 20, 2015 with the SEC. See also, "Information about Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 6, 2015
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	May 6, 2015
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 6, 2015
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.