Form 10-Q
period 2015-06-30
ROPER TECHNOLOGIES INC
filed 2015-08-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2015 was 100,665,880.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$889,541	$885,175	$1,754,822	$1,719,227
Cost of sales	355,630	361,993	702,750	707,109
Gross profit	533,911	523,182	1,052,072	1,012,118

Selling, general and administrative expenses	281,937	276,516	553,202	542,052
Income from operations	251,974	246,666	498,870	470,066

Interest expense, net	20,177	19,512	40,013	39,339
Other income/(expense), net	(1,520)	(930)	(2,199)	490

Earnings before income taxes	230,277	226,224	456,658	431,217

Income taxes	58,997	68,863	129,605	126,630

Net earnings	$171,280	$157,361	$327,053	$304,587

Net earnings per share:
Basic	$1.70	$1.58	$3.26	$3.05
Diluted	1.69	1.56	3.22	3.02

Weighted average common shares outstanding:
Basic	100,573	99,881	100,475	99,720
Diluted	101,569	100,823	101,468	100,696

Dividends declared per common share	$0.250	$0.200	$0.500	$0.400

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$171,280	$157,361	$327,053	$304,587

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	37,212	19,803	(54,798)	6,992
Post-retirement benefit plan adjustments	-	-	(1,063)	-

Total other comprehensive income/(loss), net of tax	37,212	19,803	(55,861)	6,992

Comprehensive income	$208,492	$177,164	$271,192	$311,579

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS:

Cash and cash equivalents	$678,571	$610,430
Accounts receivable, net	481,599	511,538
Inventories, net	197,026	193,766
Deferred taxes	58,194	54,199
Unbilled receivables	107,999	96,409
Other current assets	63,893	45,763
Total current assets	1,587,282	1,512,105

Property, plant and equipment, net	112,374	110,876
Goodwill	5,111,662	4,710,691
Other intangible assets, net	2,108,964	1,978,729
Deferred taxes	34,599	27,496
Other assets	79,215	73,037

Total assets	$9,034,096	$8,412,934

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$145,584	$143,847
Accrued compensation	97,312	117,374
Deferred revenue	234,067	190,953
Other accrued liabilities	166,929	160,738
Deferred taxes	3,841	3,943
Current portion of long-term debt, net	7,208	11,092
Total current liabilities	654,941	627,947

Long-term debt, net of current portion	2,517,499	2,203,031
Deferred taxes	754,297	735,826
Other liabilities	88,010	90,770
Total liabilities	4,014,747	3,657,574

Commitments and contingencies (Note 10)

Common stock	1,026	1,021
Additional paid-in capital	1,368,335	1,325,338
Retained earnings	3,796,957	3,520,201
Accumulated other comprehensive earnings	(127,788)	(71,927)
Treasury stock	(19,181)	(19,273)
Total stockholders' equity	5,019,349	4,755,360

Total liabilities and stockholders' equity	$9,034,096	$8,412,934

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$327,053	$304,587
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	19,417	20,089
Amortization of intangible assets	78,758	77,495
Amortization of deferred financing costs	2,002	2,002
Non-cash stock compensation	29,438	30,013
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	40,860	30
Unbilled receivables	(11,172)	(19,705)
Inventories	(7,972)	(6,515)
Accounts payable and accrued liabilities	(3,623)	(6,916)
Income taxes payable	(36,257)	(42,664)
Other, net	(5,556)	(5,286)
Cash provided by operating activities	432,948	353,130

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(589,727)	(2,726)
Capital expenditures	(20,673)	(20,560)
Proceeds from sale of assets	594	764
Other, net	(4,522)	(238)
Cash used in investing activities	(614,328)	(22,760)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	315,000	(220,000)
Principal payments on convertible notes	(3,884)	(561)
Cash premiums paid on convertible note conversions	(12,721)	(1,518)
Cash dividends to stockholders	(50,099)	(39,821)
Proceeds from stock based compensation, net	15,315	21,686
Stock award tax excess windfall benefit	8,781	12,058
Treasury stock sales	1,477	1,456
Other	(628)	355
Cash provided by/(used in) financing activities	273,241	(226,345)

Effect of foreign currency exchange rate changes on cash	(23,720)	1,537

Net increase in cash and cash equivalents	68,141	105,562

Cash and cash equivalents, beginning of period	610,430	459,720

Cash and cash equivalents, end of period	$678,571	$565,282

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2014	$1,021	$1,325,338	$3,520,201	$(71,927)	$(19,273)	$4,755,360

Net earnings	-	-	327,053	-	-	327,053
Stock option exercises	2	17,010	-	-	-	17,012
Treasury stock sold	-	1,385	-	-	92	1,477
Currency translation adjustments, net of $2,556 tax	-	-	-	(54,798)	-	(54,798)
Stock based compensation	-	29,438	-	-	-	29,438
Restricted stock activity	3	(1,701)	-	-	-	(1,698)
Stock option tax benefit, net of shortfalls	-	8,755	-	-	-	8,755
Conversion of senior subordinated convertible notes, net of $831 tax	-	(11,890)	-	-	-	(11,890)
Dividends declared	-	-	(50,297)	-	-	(50,297)
Post-retirement benefit plan adjustments	-	-	-	(1,063)	-	(1,063)
Balances at June 30, 2015	$1,026	$1,368,335	$3,796,957	$(127,788)	$(19,181)	$5,019,349

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

1.	Basis of Presentation

Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect its continued evolution to a diversified technology company.

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2015 and 2014 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K ("Annual Report") filed on February 20, 2015 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.

In April 2015, the FASB issued an update providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. A cloud computing arrangement that does not include a software license should be accounted for as a service contract.  The update is effective for annual periods beginning after December 15, 2015, and may be adopted prospectively or retrospectively.  The Company does not expect this update to have a material impact on its results of operations, financial condition or cash flows.

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

In May 2014, the FASB issued updates on accounting and disclosures for revenue from contracts with customers. These updates, effective for annual reporting periods after December 15, 2017, create a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. The Company is evaluating the impact of these updates on its results of operations, financial condition and cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic shares outstanding	100,573	99,881	100,475	99,720
Effect of potential common stock:
Common stock awards	909	792	884	826
Senior subordinated convertible notes	87	150	109	150
Diluted shares outstanding	101,569	100,823	101,468	100,696

For the three and six month periods ended June 30, 2015 there were 457,305 and 651,805 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 749,666 and 770,665 outstanding stock options, respectively, that would have been antidilutive for the three and six month periods ended June 30, 2014.

4.    Business Acquisitions

In the first quarter of 2015, Roper acquired 100% of the shares of Strata Decision Technology LLC, a provider of planning and budget software for health care providers, SoftWriters Inc., a provider of long-term care pharmacy operating software, and Data Innovations LLC, a provider of clinical and blood laboratory middleware.  These acquisitions, purchased for $590 million of cash, expand Roper's existing medical platforms.  All three companies are reported in the Medical & Scientific Imaging segment.  Supplemental pro forma information has not been provided as the acquisitions were immaterial both individually and in aggregate.

During the six months ended June 30, 2015, the Company expensed transaction costs of $2.1 million related to the acquisitions as corporate general and administrative expenses, as incurred.

The Company recorded $424 million in goodwill and $213 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final tax-related adjustments.  Of the $213 million intangible assets acquired, $21 million was assigned to trade names that are not subject to amortization.  The remaining $192 million of acquired intangible assets have a weighted average useful life of 17 years.  The intangible assets that make up that amount include customer relationships of $153 million (19 year weighted average useful life) and software of $39 million (6 year weighted average useful life).

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock based compensation	$15,637	$15,442	$29,438	$30,013
Tax effect recognized in net income	5,473	5,405	10,303	10,505
Windfall tax benefit/(shortfall), net	4,648	4,116	8,755	11,601

Stock Options - In the six months ended June 30, 2015, 559,055 options were granted with a weighted average fair value of $33.88 per option. During the same period in 2014, 568,500 options were granted with a weighted average fair value of $35.17 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate (%)	1.52	1.63
Expected option life (years)	5.10	5.24
Expected volatility (%)	22.27	27.58
Expected dividend yield (%)	0.62	0.59

Cash received from option exercises for the six months ended June 30, 2015 and 2014 was $17.0 million and $23.7 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2015, 345,975 restricted stock awards were granted with a weighted average grant date fair value of $152.72 per restricted share. During the same period in 2014, 286,810 restricted stock awards were granted with a weighted average grant date fair value of $139.83 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2015, 50,891 restricted awards vested with a weighted average grant date fair value of $128.14 per restricted share, and a weighted average vest date fair value of $166.05 per restricted share.

Employee Stock Purchase Plan - During the six months ended June 30, 2015 and 2014, participants of the employee stock purchase plan purchased 9,370 and 11,209 shares, respectively, of Roper's common stock for total consideration of $1.48 million and $1.46 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and supplies	$127,879	$124,103
Work in process	26,676	29,358
Finished products	75,850	79,184
Inventory reserves	(33,379)	(38,879)
	$197,026	$193,766

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2014	$2,594,356	$1,280,788	$408,964	$426,583	$4,710,691
Goodwill acquired	424,358	-	-	-	424,358
Other	391	-	-	-	391
Currency translation adjustments	(11,564)	(140)	(8,939)	(3,135)	(23,778)
Balances at June 30, 2015	$3,007,541	$1,280,648	$400,025	$423,448	$5,111,662

Other relates primarily to a tax purchase accounting adjustment for SHP LLC, acquired in August 2014.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,975,334	$(543,594)	$1,431,740
Unpatented technology	217,260	(134,702)	82,558
Software	156,449	(62,882)	93,567
Patents and other protective rights	26,463	(18,325)	8,138
Backlog	1,100	(443)	657
Trade names	622	(72)	550
Assets not subject to amortization:
Trade names	361,519	-	361,519
Balances at December 31, 2014	$2,738,747	$(760,018)	$1,978,729
Assets subject to amortization:
Customer related intangibles	$2,072,301	$(546,240)	$1,526,061
Unpatented technology	174,666	(104,810)	69,856
Software	161,436	(36,131)	125,305
Patents and other protective rights	24,901	(17,970)	6,931
Backlog	1,100	(993)	107
Trade names	630	(101)	529
Assets not subject to amortization:
Trade names	380,175	-	380,175
Balances at June 30, 2015	$2,815,209	$(706,245)	$2,108,964

Amortization expense of other intangible assets was $77,640 and $75,534 during the six months ended June 30, 2015 and 2014, respectively.

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

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six months ended June 30, 2015, 7,822 notes were converted by note holders for $16.6 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.8 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At June 30, 2015, the conversion price on the remaining outstanding notes was $502.13 per note.  If converted at June 30, 2015, the value would have exceeded the $4 million principal amount of the outstanding notes by $14 million and could have resulted in the issuance of 82,565 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at June 30, 2015 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$402
$800 million senior notes due 2018	798
$500 million senior notes due 2019	569
$500 million senior notes due 2022	485

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt at June 30, 2015 included $4 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

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

Roper's financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2015 is presented below (in thousands):

Balance at December 31, 2014	$9,537
Additions charged to costs and expenses	5,927
Deductions	(6,003)
Other	(167)
Balances at June 30, 2015	$9,294

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Net sales:
Medical & Scientific Imaging	$302,262	$268,891	12.4%	$593,962	$525,090	13.1%
RF Technology	255,558	245,602	4.1%	498,512	471,283	5.8%
Industrial Technology	186,467	204,814	(9.0)%	377,195	401,815	(6.1)%
Energy Systems & Controls	145,254	165,868	(12.4)%	285,153	321,039	(11.2)%
Total	$889,541	$885,175	0.5%	$1,754,822	$1,719,227	2.1%
Gross profit:
Medical & Scientific Imaging	$222,990	$194,756	14.5%	$438,316	$379,606	15.5%
RF Technology	134,136	128,587	4.3%	264,182	248,238	6.4%
Industrial Technology	93,565	103,982	(10.0)%	188,807	202,452	(6.7)%
Energy Systems & Controls	83,220	95,857	(13.2)%	160,767	181,822	(11.6)%
Total	$533,911	$523,182	2.1%	$1,052,072	$1,012,118	3.9%
Operating profit*:
Medical & Scientific Imaging	$109,261	$94,381	15.8%	$217,040	$184,152	17.9%
RF Technology	79,940	71,272	12.2%	153,917	133,832	15.0%
Industrial Technology	52,188	60,438	(13.7)%	110,085	116,494	(5.5)%
Energy Systems & Controls	37,702	44,786	(15.8)%	68,124	81,811	(16.7)%
Total	$279,091	$270,877	3.0%	$549,166	$516,289	6.4%
Long-lived assets:
Medical & Scientific Imaging	$37,172	$39,815	(6.6)%
RF Technology	30,398	29,503	3.0%
Industrial Technology	44,343	48,848	(9.2)%
Energy Systems & Controls	15,048	18,027	(16.5)%
Total	$126,961	$136,193	(6.8)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $27,117 and $24,211 for the three months ended June 30, 2015 and 2014, respectively, and $50,296 and $46,223 for the six months ended June 30, 2015 and 2014, respectively.

12.  Subsequent Event

On July 20, 2015, Roper acquired 100% of the shares of On Center Software, Inc., ("On Center") a leading construction automation technology company for $157 million in cash.  On Center expands Roper's portfolio of software platforms and will be reported in the RF Technology segment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2014 as filed on February 20, 2015 with the U.S. Securities and Exchange Commission ("SEC") and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Overview

Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect its continued evolution to a diversified technology company.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K filed on February 20, 2015.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales:
Medical & Scientific Imaging	$302,262	$268,891	$593,962	$525,090
RF Technology	255,558	245,602	498,512	471,283
Industrial Technology	186,467	204,814	377,195	401,815
Energy Systems & Controls	145,254	165,868	285,153	321,039
Total	$889,541	$885,175	$1,754,822	$1,719,227
Gross margin:
Medical & Scientific Imaging	73.8%	72.4%	73.8%	72.3%
RF Technology	52.5	52.4	53.0	52.7
Industrial Technology	50.2	50.8	50.1	50.4
Energy Systems & Controls	57.3	57.8	56.4	56.6
Total	60.0	59.1	60.0	58.9
Selling, general & administrative expenses:
Medical & Scientific Imaging	37.6%	37.3%	37.3%	37.2%
RF Technology	21.2	23.3	22.1	24.3
Industrial Technology	22.2	21.3	20.9	21.4
Energy Systems & Controls	31.3	30.8	32.5	31.2
Total	28.6	28.5	28.7	28.8
Segment operating margin:
Medical & Scientific Imaging	36.1%	35.1%	36.5%	35.1%
RF Technology	31.3	29.0	30.9	28.4
Industrial Technology	28.0	29.5	29.2	29.0
Energy Systems & Controls	26.0	27.0	23.9	25.5
Total	31.4	30.6	31.3	30.0
Corporate administrative expenses	(3.0)	(2.7)	(2.9)	(2.7)
	28.3	27.9	28.4	27.3
Interest expense	(2.3)	(2.2)	(2.3)	(2.3)
Other income/(expense)	(0.2)	(0.1)	(0.1)	-
Earnings before income taxes	25.9	25.6	26.0	25.1
Income taxes	(6.6)	(7.8)	(7.4)	(7.4)
Net earnings	19.3%	17.8%	18.6%	17.7%

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Net sales for the quarter ended June 30, 2015 increased by 0.5% as compared to the second quarter of 2014. Acquisitions added 4%, and the negative foreign exchange impact was 3%.

Our Medical & Scientific Imaging segment net sales increased by 12% to $302 million in the second quarter of 2015 as compared to $269 million in the second quarter of 2014.  Acquisitions added 13%, organic sales increased by 2% and the negative foreign exchange impact was 3%. The increase in organic sales was due to increased sales in our medical businesses, led by MHA and Verathon.  Gross margin increased to 73.8% in the second quarter of 2015 from 72.4% in the second quarter of 2014 due primarily to additional sales from medical products and software which have a higher gross margin.  Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 37.6% in the second quarter of 2015 as compared to 37.3% in the second quarter of 2014 due to a higher SG&A structure at our medical businesses.  As a result, operating margin was 36.1% in the second quarter of 2015 as compared to 35.1% in the second quarter of 2014.

In our RF Technology segment, net sales were $256 million in the second quarter of 2015 as compared to $246 million in the second quarter of 2014, an increase of 4%.  Organic sales increased by 6%, the negative impact of foreign exchange was 1% and the net effect of acquisitions and the divestiture of the Black Diamond Advanced Technology business was a negative 1%. The increase in organic sales was due primarily to growth in our toll and traffic businesses.  Gross margin was relatively unchanged at 52.5% in the second quarter of 2015 as compared to 52.4% in the second quarter of 2014.  SG&A expenses as a percentage of net sales in the second quarter of 2015 decreased to 21.2% as compared to 23.3% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 31.3% in the second quarter of 2015 as compared to 29.0% in the second quarter of 2014.

Our Industrial Technology segment net sales decreased by 9% to $186 million in the second quarter of 2015 as compared to $205 million in the second quarter of 2014.  Organic sales decreased by 4% and the negative foreign exchange impact was 5%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets.  Gross margin decreased to 50.2% for the second quarter of 2015 as compared to 50.8% for the second quarter of 2014 due to negative operating leverage on lower sales volume. SG&A expenses as a percentage of net sales increased to 22.2% in the current year quarter as compared to 21.3% in the prior year quarter due to negative operating leverage on lower sales volume.  The resulting operating margin was 28.0% in the second quarter of 2015 as compared to 29.5% in the second quarter of 2014.

Net sales in our Energy Systems & Controls segment decreased by 12% to $145 million during the second quarter of 2015 compared to $166 million in the second quarter of 2014.  Organic sales decreased by 7% and the negative foreign exchange impact was 5%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin decreased to 57.3% in the second quarter of 2015 as compared to 57.8% in the second quarter of 2014 due to negative operating leverage on lower sales volume.  SG&A expenses as a percentage of net sales were 31.3% in the current year quarter as compared to 30.8% in the prior year quarter due to negative operating leverage on lower sales volume.  As a result, operating margin was 26.0% in the second quarter of 2015 as compared to 27.0% in the second quarter of 2014.

Corporate expenses increased to $27.1 million, or 3.0% of sales, in the second quarter of 2015 as compared to $24.2 million, or 2.7% of sales, in the second quarter of 2014, due primarily to higher compensation costs.

Interest expense was $20.2 million for the second quarter of 2015 as compared to $19.5 in the second quarter of 2014, as higher weighted average debt balances were offset in part by lower interest rates in the current quarter.

Other expense was $1.5 million in the second quarter of 2015 and $0.9 million in the second quarter of 2014, due primarily to foreign exchange losses at our non-U.S. based subsidiaries in both periods.

Income taxes as a percent of pretax earnings were 25.6% in the second quarter of 2015 as compared to 30.4% in the second quarter of 2014.  The decrease in the income tax rate was due primarily to the resolution of a tax matter which resulted in a discrete $15.9 million benefit in the second quarter of 2015.  We expect the effective tax rate for 2015 to be in the range of 30% to 31%.

At June 30, 2015, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at March 31, 2015. The currency changes resulted in a pretax increase of $40 million in the foreign exchange component of comprehensive earnings for the current year quarter, $17 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended June 30, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended June 30, 2014.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was approximately 2% for these companies in the second quarter of 2015 compared to the second quarter of 2014.

Net orders were $881 million in the second quarter of 2015 as compared to $874 million in the second quarter of 2014.  Our order backlog at June 30, 2015 was relatively unchanged as compared to June 30, 2014.  Acquisitions contributed 5% to the current quarter orders, which were also impacted by a negative foreign exchange effect of 3%.

	Net orders booked for the three months ended		Order backlog as of
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Medical & Scientific Imaging	$306,637	$271,800	$328,416	$294,039
RF Technology	252,322	235,828	527,330	508,519
Industrial Technology	181,845	200,248	88,190	124,697
Energy Systems & Controls	140,255	166,041	111,082	127,708
Total	$881,059	$873,917	$1,055,018	$1,054,963

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Net sales for the six months ended June 30, 2015 increased by 2% as compared to the six months ended June 30, 2014. The increase was the result of organic growth of 2%, a negative foreign exchange impact of 3% and a net effect of 3% from acquisitions and divestitures.

Our Medical & Scientific Imaging segment net sales increased by 13% to $594 million in the six months ended June 30, 2015 as compared to $525 million in the six months ended June 30, 2014.  Organic sales increased by 4%, acquisitions added 12% and the negative foreign exchange impact was 3%. The increase in organic sales was due to increased sales in our medical businesses, led by MHA and Verathon.  Gross margin increased to 73.8% in the six months ended June 30, 2015 from 72.3% in the six months ended June 30, 2014 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were 37.3% in the six months ended June 30, 2015 as compared to 37.2% in the six months ended June 30, 2014 due to leverage on higher sales volume.  As a result, operating margin was 36.5% in the six months ended June 30, 2015 as compared to 35.1% in the six months ended June 30, 2014.

In our RF Technology segment, net sales were $499 million in the six months ended June 30, 2015 as compared to $471 million in the six months ended June 30, 2014, an increase of 6%.  Organic sales increased by 8%, the negative impact of foreign exchange was 1%, and acquisitions along with the divestiture of the Black Diamond Advanced Technology business accounted for a negative 1%. The increase in organic sales was due primarily to growth in our toll and traffic businesses.  Gross margin was relatively unchanged at 53.0% as compared to 52.7% in the prior year six month period.  SG&A expenses as a percentage of net sales in the six months ended June 30, 2015 decreased to 22.1% as compared to 24.3% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 30.9% in the six months ended June 30, 2015 as compared to 28.4% in the six months ended June 30, 2014.

Our Industrial Technology segment net sales decreased by 6% to $377 million in the six months ended June 30, 2015 as compared to $402 million in the six months ended June 30, 2014.  Organic sales decreased by 2%, and the negative foreign exchange impact was 4%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets.  Gross margin was relatively unchanged at 50.1% for the six months ended June 30, 2015 as compared to 50.4% for the six months ended June 30, 2014. SG&A expenses as a percentage of net sales decreased to 20.9% in the six months ended June 30, 2015 as compared to 21.4% in the prior year six month period.  The decrease was primarily due to an actuarial adjustment of approximately $3.5 million to the deferred pension liability related to a frozen post retirement benefit plan at Neptune Technology.  The resulting operating margin was 29.2% in the six months ended June 30, 2015 and 29.0%  in the six months ended June 30, 2014.

Net sales in our Energy Systems & Controls segment decreased by 11% to $285 million during the six months ended June 30, 2015 compared to $321 million in the six months ended June 30, 2014.  Organic sales decreased by 6% and the negative foreign exchange impact was 5%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin was relatively unchanged at 56.4% in the six months ended June 30, 2015 compared to 56.6% in the six months ended June 30, 2014.  SG&A expenses as a percentage of net sales were 32.5% compared to 31.2% in the prior year six month period due to negative operating leverage on lower sales volume.  As a result, operating margin was 23.9% in the six months ended June 30, 2015 as compared to 25.5% in the six months ended June 30, 2014.

Corporate expenses increased to $50.3 million, or 2.9% of sales, in the six months ended June 30, 2015 as compared to $46.2 million, or 2.7% of sales, in the six months ended June 30, 2014, due to acquisition-related expenses and higher compensation costs.

Interest expense was $40.0 million for the six months ended June 30, 2015 compared to $39.3 million for the six months ended June 30, 2014, as higher weighted average debt balances were offset in part by lower interest rates in the current year.

Other expense was $2.2 million in the six months ended June 30, 2015, due to foreign exchange gains which were more than offset by a $3 million write-off of an investment in a startup technology company. Other income was $0.5 million in the six months ended June 30, 2014, due primarily to foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 28.4% in the six months ended June 30, 2015 and as compared to 29.4% in the six months ended June 30, 2014.  The decrease in the income tax rate was due primarily to the resolution of a tax matter which resulted in a discrete $15.9 million benefit in the second quarter of 2015, offset in part by increased revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S., as well as a $2.8 million reduction in the liability for unrecognized tax benefits due to the lapse of applicable statute of limitations in the first half of 2015, as compared to a $8.7 million reduction in the first half of 2014.

At June 30, 2015, the functional currencies of our Canadian and most of our European subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2014. The currency changes resulted in a pretax decrease of $57 million in the foreign exchange component of comprehensive earnings for the six months ended June 30, 2015, $24 million of which is related to goodwill and does not directly affect our expected future cash flows. During the six months ended June 30, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the six months ended June 30, 2014.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was approximately 2% for these companies in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six month periods ended June 30, 2015 and 2014 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Cash provided by/(used in):	2015	2014	2015	2014
Operating activities	$172.5	140.5	432.9	353.1
Investing activities	(11.2)	(10.2)	(614.3)	(22.8)
Financing activities	(112.9)	(71.7)	273.2	(226.3)

Operating activities - Net cash provided by operating activities increased by 23% to $173 million in the second quarter of 2015 as compared to $141 million in the second quarter of 2014 due primarily to increased earnings net of intangible amortization and increased receivables collections.  Net cash provided by operating activities increased by 23% to $433 million in the six months ended June 30, 2015 as compared to $353 million in the six months ended June 30, 2014 due primarily to increased earnings net of intangible amortization and increased receivables collections.

Investing activities - Cash used in investing activities was primarily for capital expenditures during the second quarters of 2015 and 2014.  Cash used in investing activities during the six months ended June 30, 2015 was primarily for business acquisitions and capital expenditures and was primarily for capital expenditures during the six months ended June 30, 2014.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and six month periods ended June 30, 2015 and 2014.  Cash provided by financing activities in the second quarters of 2015 and 2014 was primarily stock option proceeds.  Cash provided by financing activities in the six months ended June 30, 2015 was primarily from debt borrowings to fund acquisitions and primarily stock option proceeds in the six months ended June 30, 2014.  Net debt proceeds were $311 million in the six months ended June 30, 2015 as compared to net debt payments of $221 million in the six months ended June 30, 2014.

Total debt at June 30, 2015 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	4,223
Revolving Facility	315,000
Other	5,484
Total debt	2,524,707
Less current portion	7,208
Long-term debt	$2,517,499

The interest rate on borrowings under our $1.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2015, there were $315 million of outstanding borrowings under the facility.  At June 30, 2015, we had $5.5 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $52 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at June 30, 2015 totaled $579 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2015.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $261 million at June 30, 2015 compared to $285 million at December 31, 2014, reflecting decreases in working capital due primarily to continued investment in asset-light acquisitions and the timing of bonus payments.  Total debt was $2.52 billion at June 30, 2015 as compared to $2.21 billion at December 31, 2014, due to credit facility borrowings for acquisitions.   Our leverage is shown in the following table (in thousands):

	June 30, 2015	December 31, 2014
Total Debt	$2,524,707	$2,214,123
Cash	(678,571)	(610,430)
Net Debt	1,846,136	1,603,693
Stockholders' Equity	5,019,349	4,755,360
Total Net Capital	$6,865,485	$6,359,053

Net Debt / Total Net Capital	26.9%	25.2%

Capital expenditures of $21 million were incurred during each of the six months ended June 30, 2015 and 2014. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2014 Annual Report on Form 10-K filed on February 20, 2015.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2014 Annual Report on Form 10-K filed on February 20, 2015. There were no material changes during the six months ended June 30, 2015.

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

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 6, 2015
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	August 6, 2015
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 6, 2015
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.