Form 10-Q
period 2015-09-30
ROPER TECHNOLOGIES INC
filed 2015-11-03
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

The number of shares outstanding of the Registrant's common stock as of October 30, 2015 was 100,805,189.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$883,933	$884,122	$2,638,755	$2,603,349
Cost of sales	350,450	360,082	1,053,200	1,067,191
Gross profit	533,483	524,040	1,585,555	1,536,158

Selling, general and administrative expenses	283,112	278,382	836,314	820,434
Income from operations	250,371	245,658	749,241	715,724

Interest expense, net	20,369	20,013	60,382	59,352
Other income/(expense), net	251	552	(1,948)	1,042

Earnings before income taxes	230,253	226,197	686,911	657,414

Income taxes	69,836	70,687	199,441	197,317

Net earnings	$160,417	$155,510	$487,470	$460,097

Net earnings per share:
Basic	$1.59	$1.55	$4.85	$4.61
Diluted	1.58	1.54	4.80	4.56

Weighted average common shares outstanding:
Basic	100,681	100,068	100,545	99,837
Diluted	101,607	101,006	101,512	100,803

Dividends declared per common share	$0.25	$0.20	$0.75	$0.60

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$160,417	$155,510	$487,470	$460,097

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(49,684)	(60,755)	(104,482)	(53,763)
Post-retirement benefit plan adjustments	-	-	(1,063)	-

Total other comprehensive income/(loss), net of tax	(49,684)	(60,755)	(105,545)	(53,763)

Comprehensive income	$110,733	$94,755	$381,925	$406,334

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2015	2014
ASSETS:

Cash and cash equivalents	$700,578	$610,430
Accounts receivable, net	489,183	511,538
Inventories, net	200,820	193,766
Deferred taxes	62,506	54,199
Unbilled receivables	105,787	96,409
Assets held for sale	36,780	-
Other current assets	52,225	45,763
Total current assets	1,647,879	1,512,105

Property, plant and equipment, net	105,280	110,876
Goodwill	5,325,844	4,710,691
Other intangible assets, net	2,246,710	1,978,729
Deferred taxes	31,534	27,496
Other assets	75,752	73,037

Total assets	$9,432,999	$8,412,934

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$142,261	$143,847
Accrued compensation	107,266	117,374
Deferred revenue	237,289	190,953
Other accrued liabilities	160,312	160,738
Deferred taxes	2,993	3,943
Current portion of long-term debt, net	6,911	11,092
Total current liabilities	657,032	627,947

Long-term debt, net of current portion	2,792,067	2,203,031
Deferred taxes	769,730	735,826
Other liabilities	85,265	90,770
Total liabilities	4,304,094	3,657,574

Commitments and contingencies (Note 10)

Common stock	1,026	1,021
Additional paid-in capital	1,392,296	1,325,338
Retained earnings	3,932,195	3,520,201
Accumulated other comprehensive earnings	(177,472)	(71,927)
Treasury stock	(19,140)	(19,273)
Total stockholders' equity	5,128,905	4,755,360

Total liabilities and stockholders' equity	$9,432,999	$8,412,934

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$487,470	$460,097
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	28,454	30,442
Amortization of intangible assets	119,766	117,179
Amortization of deferred financing costs	3,002	3,003
Non-cash stock compensation	47,035	47,011
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	35,215	(5,225)
Unbilled receivables	(9,164)	(16,615)
Inventories	(7,047)	(8,833)
Accounts payable and accrued liabilities	(8,688)	10,342
Income taxes payable	(35,165)	(54,178)
Other, net	(1,311)	(3,991)
Cash provided by operating activities	659,567	579,232

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,024,779)	(305,254)
Capital expenditures	(27,503)	(29,835)
Proceeds from sale of assets	724	1,262
Other, net	(5,093)	(6,566)
Cash used in investing activities	(1,056,651)	(340,393)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	590,000	(95,000)
Principal payments on convertible notes	(4,006)	(561)
Cash premiums paid on convertible note conversions	(13,126)	(1,518)
Cash dividends to stockholders	(75,210)	(59,827)
Proceeds from stock based compensation, net	19,237	26,424
Stock award tax excess windfall benefit	11,593	14,892
Treasury stock sales	2,117	2,080
Other	(1,273)	38
Cash provided by/(used in) financing activities	529,332	(113,472)

Effect of foreign currency exchange rate changes on cash	(42,100)	(20,975)

Net increase in cash and cash equivalents	90,148	104,392

Cash and cash equivalents, beginning of period	610,430	459,720

Cash and cash equivalents, end of period	$700,578	$564,112

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2014	$1,021	$1,325,338	$3,520,201	$(71,927)	$(19,273)	$4,755,360

Net earnings	-	-	487,470	-	-	487,470
Stock option exercises	2	21,339	-	-	-	21,341
Treasury stock sold	-	1,984	-	-	133	2,117
Currency translation adjustments, net of $6,013 tax	-	-	-	(104,482)	-	(104,482)
Stock based compensation	-	47,035	-	-	-	47,035
Restricted stock activity	3	(2,110)	-	-	-	(2,107)
Stock option tax benefit, net of shortfalls	-	10,887	-	-	-	10,887
Conversion of senior subordinated convertible notes, net of $949 tax	-	(12,177)	-	-	-	(12,177)
Dividends declared	-	-	(75,476)	-	-	(75,476)
Post-retirement benefit plan adjustments	-	-	-	(1,063)	-	(1,063)
Balances at September 30, 2015	$1,026	$1,392,296	$3,932,195	$(177,472)	$(19,140)	$5,128,905

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

1.	Basis of Presentation

Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect its continued evolution to a diversified technology company.

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K ("Annual Report") filed on February 20, 2015 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.

In September 2015, the FASB issued an update providing guidance to simplify the accounting for measurement period adjustments. This update, effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company does not expect the updates to have a material impact on its results of operations, financial condition or cash flows.

In July 2015, the FASB issued an update providing guidance to simplify the measurement of inventory. This update, effective for fiscal years beginning after December 15, 2016, requires that inventory within the scope of the update be measured at the lower of cost and net realizable value. The Company does not expect the updates to have a material impact on its results of operations, financial condition or cash flows.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic shares outstanding	100,681	100,068	100,545	99,837
Effect of potential common stock:
Common stock awards	847	788	868	815
Senior subordinated convertible notes	79	150	99	151
Diluted shares outstanding	101,607	101,006	101,512	100,803

For the three and nine month periods ended September 30, 2015 there were 665,720 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 670,000 and 781,000 outstanding stock options, respectively, that would have been antidilutive for the three and nine month periods ended September 30, 2014.

4.    Business Acquisitions and Disposals

Roper completed six business acquisitions in the nine month period ended September 30, 2015, with an aggregate purchase price of $1.0 billion using a combination of cash on hand and borrowings under its revolving credit facility.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

During the first quarter of 2015, Roper acquired 100% of the shares of Strata Decision Technology LLC, a provider of planning and budget software for health care providers on January 21, SoftWriters Inc., a provider of long-term care pharmacy operating software on February 9, and Data Innovations LLC, a provider of clinical and blood laboratory middleware on March 4.  All three are reported in the Medical & Scientific Imaging segment.

During the third quarter of 2015, Roper acquired 100% of the shares of On Center Software, LLC, a leading construction automation technology company on July 20 and RF IDeas, Inc, a provider of proprietary identification card technology solutions on September 1, both of which are reported in the RF Technology segment.   Roper also acquired the assets of Atlantic Health Partners, LLC, a group purchasing organization specializing in vaccines for the physician marketplace on September 4, which is reported in the Medical & Scientific Imaging segment.

During the nine months ended September 30, 2015, the Company expensed transaction costs of $3.6 million related to the acquisitions as corporate general and administrative expenses, as incurred.

The Company recorded $683 million in goodwill and $400 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final intangible valuations and tax-related adjustments.  Of the $400 million intangible assets acquired, $31 million was assigned to trade names that are not subject to amortization.  The remaining $369 million of acquired intangible assets have a weighted average useful life of 16 years.  The intangible assets that make up that amount include customer relationships of $287 million (18 year weighted average useful life), unpatented technology of $43 million (8 year weighted average useful life) and software of $39 million (6 year weighted average useful life).

On October 2, 2015 Roper completed the sale of Abel Pumps LP ("Abel"), which was reported in its Industrial Technology segment, for €95 million.  At September 30, 2015, the assets of Abel were reclassified to Assets held for sale on Roper's Condensed Consolidated Balance Sheet, and the liabilities reclassified to Other accrued liabilities.  The carrying amounts of the assets and liabilities by major class prior to the reclassification were as follows (amounts in thousands):

September 30, 2015
Current assets	$13,165
Noncurrent assets	23,615
Total assets	$36,780

Current liabilities	$3,962
Noncurrent liabilities	49
Total liabilities	$4,011

5.	Stock Based Compensation

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock based compensation	$17,597	$16,998	$47,035	$47,011
Tax effect recognized in net income	6,159	5,949	16,462	16,454
Windfall tax benefit/(shortfall), net	2,132	3,126	10,887	14,727

Stock Options - In the nine months ended September 30, 2015, 585,155 options were granted with a weighted average fair value of $33.69 per option. During the same period in 2014, 614,500 options were granted with a weighted average fair value of $35.02 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate (%)	1.52	1.63
Expected option life (years)	5.10	5.23
Expected volatility (%)	22.23	27.27
Expected dividend yield (%)	0.62	0.59

Cash received from option exercises for the nine months ended September 30, 2015 and 2014 was $21.3 million and $29.5 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2015, 349,035 restricted stock awards were granted with a weighted average grant date fair value of $152.80 per restricted share. During the same period in 2014, 341,810 restricted stock awards were granted with a weighted average grant date fair value of $140.91 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2015, 61,889 restricted awards vested with a weighted average grant date fair value of $129.11 per restricted share, and a weighted average vest date fair value of $166.95 per restricted share.

Employee Stock Purchase Plan - During the nine months ended September 30, 2015 and 2014, participants of the employee stock purchase plan purchased 13,437 and 15,695 shares, respectively, of Roper's common stock for total consideration of $2.12 million and $2.08 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and supplies	$124,013	$124,103
Work in process	24,536	29,358
Finished products	85,883	79,184
Inventory reserves	(33,612)	(38,879)
	$200,820	$193,766

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2014	$2,594,356	$1,280,788	$408,964	$426,583	$4,710,691
Goodwill acquired	447,073	235,455	-	-	682,528
Goodwill related to assets held for sale	-	-	(20,524)	-	(20,524)
Other	791	(167)	-	-	624
Currency translation adjustments	(24,684)	(5,073)	(11,489)	(6,229)	(47,475)
Balances at September 30, 2015	$3,017,536	$1,511,003	$376,951	$420,354	$5,325,844

Other relates to purchase accounting adjustments to 2014 acquisitions related to tax balances and intangible valuations.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$1,975,334	$(543,594)	$1,431,740
Unpatented technology	217,260	(134,702)	82,558
Software	156,449	(62,882)	93,567
Patents and other protective rights	26,463	(18,325)	8,138
Backlog	1,100	(443)	657
Trade names	622	(72)	550
Assets not subject to amortization:
Trade names	361,519	-	361,519
Balances at December 31, 2014	$2,738,747	$(760,018)	$1,978,729
Assets subject to amortization:
Customer related intangibles	$2,198,067	$(571,546)	$1,626,521
Unpatented technology	214,520	(110,363)	104,157
Software	161,218	(40,186)	121,032
Patents and other protective rights	24,530	(18,365)	6,165
Backlog	700	(700)	-
Trade names	607	(111)	496
Assets not subject to amortization:
Trade names	388,339	-	388,339
Balances at September 30, 2015	$2,987,981	$(741,271)	$2,246,710

Amortization expense of other intangible assets was $118,119 and $114,317 during the nine months ended September 30, 2015 and 2014, respectively.

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

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine months ended September 30, 2015, 8,066 notes were converted by note holders for $17.1 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.9 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At September 30, 2015, the conversion price on the remaining outstanding notes was $506.85 per note.  If converted at September 30, 2015, the value would have exceeded the $4 million principal amount of the outstanding notes by $12 million and could have resulted in the issuance of 76,838 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at September 30, 2015 included $2.2 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$400
$800 million senior notes due 2018	798
$500 million senior notes due 2019	563
$500 million senior notes due 2022	496

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt at September 30, 2015 included $4 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2015 is presented below (in thousands):

Balance at December 31, 2014	$9,537
Additions charged to costs and expenses	9,570
Deductions	(9,512)
Other	(487)
Balances at September 30, 2015	$9,108

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales:
Medical & Scientific Imaging	$299,621	$268,809	11.5%	$893,583	$793,899	12.6%
RF Technology	253,556	238,860	6.2%	752,068	710,143	5.9%
Industrial Technology	186,147	205,688	(9.5)%	563,342	607,503	(7.3)%
Energy Systems & Controls	144,609	170,765	(15.3)%	429,762	491,804	(12.6)%
Total	$883,933	$884,122	0.0%	$2,638,755	$2,603,349	1.4%
Gross profit:
Medical & Scientific Imaging	$222,655	$193,132	15.3%	$660,971	$572,738	15.4%
RF Technology	133,692	127,663	4.7%	397,874	375,901	5.8%
Industrial Technology	92,245	104,012	(11.3)%	281,052	306,464	(8.3)%
Energy Systems & Controls	84,891	99,233	(14.5)%	245,658	281,055	(12.6)%
Total	$533,483	$524,040	1.8%	$1,585,555	$1,536,158	3.2%
Operating profit*:
Medical & Scientific Imaging	$108,399	$91,227	18.8%	$325,439	$275,379	18.2%
RF Technology	74,604	69,351	7.6%	228,521	203,183	12.5%
Industrial Technology	52,298	62,046	(15.7)%	162,383	178,540	(9.0)%
Energy Systems & Controls	42,300	49,033	(13.7)%	110,424	130,844	(15.6)%
Total	$277,601	$271,657	2.2%	$826,767	$787,946	4.9%
Long-lived assets:
Medical & Scientific Imaging	$35,818	$44,513	(19.5)%
RF Technology	29,570	29,211	1.2%
Industrial Technology	40,170	47,147	(14.8)%
Energy Systems & Controls	13,915	17,537	(20.7)%
Total	$119,473	$138,408	(13.7)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $27,230 and $25,999 for the three months ended September 30, 2015 and 2014, respectively, and $77,526 and $72,222 for the nine months ended September 30, 2015 and 2014, respectively.

12.  Subsequent Events

On October 2, 2015 Roper completed the sale of Abel, which was reported in its Industrial Technology segment, for €95 million.  See Note 4 for additional information regarding the sale.

On October 21, 2015, Roper acquired 100% of the shares of Aderant Holdings Inc., ("Aderant") a comprehensive, end-to-end platform of software solutions for law firms for $695 million in cash.  Aderant expands Roper's portfolio of software platforms and will be reported in the RF Technology segment.

On October 26, 2015 Roper acquired 100% of the shares of Atlas Database Software Corp. ("Atlas"), a coordinated diagnostics medical software platform for $48 million in cash.  Atlas will be reported in the Medical & Scientific Imaging segment.

Roper has entered into a share purchase agreement to acquire Clinisys Group, Ltd, a UK provider of hospital laboratory software, for £170 million.  The acquisition is subject to customary regulatory approval and is expected to close in the first quarter of 2016.

Roper's $1.5 billion unsecured credit facility dated July 27, 2012 includes a provision for Roper to request additional term loans or revolving credit commitments, not to exceed $350 million.  On October 28, 2015, Roper increased its revolving credit capacity by $350 million.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K filed on February 20, 2015.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales:
Medical & Scientific Imaging	$299,621	$268,809	$893,583	$793,899
RF Technology	253,556	238,860	752,068	710,143
Industrial Technology	186,147	205,688	563,342	607,503
Energy Systems & Controls	144,609	170,765	429,762	491,804
Total	$883,933	$884,122	$2,638,755	$2,603,349
Gross margin:
Medical & Scientific Imaging	74.3%	71.8%	74.0%	72.1%
RF Technology	52.7	53.4	52.9	52.9
Industrial Technology	49.6	50.6	49.9	50.4
Energy Systems & Controls	58.7	58.1	57.2	57.1
Total	60.4	59.3	60.1	59.0
Selling, general & administrative expenses:
Medical & Scientific Imaging	38.1%	37.9%	37.5%	37.5%
RF Technology	23.3	24.4	22.5	24.3
Industrial Technology	21.5	20.4	21.1	21.1
Energy Systems & Controls	29.5	29.4	31.5	30.5
Total	28.9	28.5	28.8	28.7
Segment operating margin:
Medical & Scientific Imaging	36.2%	33.9%	36.4%	34.7%
RF Technology	29.4	29.0	30.4	28.6
Industrial Technology	28.1	30.2	28.8	29.4
Energy Systems & Controls	29.3	28.7	25.7	26.6
Total	31.4	30.7	31.3	30.3
Corporate administrative expenses	(3.1)	(2.9)	(2.9)	(2.8)
	28.3	27.8	28.4	27.5
Interest expense	(2.3)	(2.3)	(2.3)	(2.3)
Other income/(expense)	-	0.1	(0.1)	-
Earnings before income taxes	26.0	25.6	26.0	25.3
Income taxes	(7.9)	(8.0)	(7.6)	(7.6)
Net earnings	18.1%	17.6%	18.5%	17.7%

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Net sales were $884 million for each of the three month periods ended September 30, 2015 and 2014. Acquisitions added 5%, organic growth was a negative 2% and the negative foreign exchange impact was 3%.

Our Medical & Scientific Imaging segment net sales increased by 11% to $300 million in the third quarter of 2015 as compared to $269 million in the third quarter of 2014.  Acquisitions added 12%, organic sales increased by 2% and the negative foreign exchange impact was 3%. The increase in organic sales was due to increased sales in our medical businesses, led by MHA and Verathon.  Gross margin increased to 74.3% in the third quarter of 2015 from 71.8% in the third quarter of 2014 due primarily to additional sales from medical products and software which have a higher gross margin.  Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 38.1% in the third quarter of 2015 as compared to 37.9% in the third quarter of 2014 due to a higher SG&A structure at our medical businesses.  As a result, operating margin was 36.2% in the third quarter of 2015 as compared to 33.9% in the third quarter of 2014.

In our RF Technology segment, net sales were $254 million in the third quarter of 2015 as compared to $239 million in the third quarter of 2014, an increase of 6.2%.  Organic sales increased by 3.7%, the negative impact of foreign exchange was 1.1% and the net effect of acquisitions and the divestiture of the Black Diamond Advanced Technology business was 3.6%. The increase in organic sales was due primarily to growth in our toll and traffic businesses.  Gross margin decreased to 52.7% in the third quarter of 2015 as compared to 53.4% in the third quarter of 2014, due primarily to product mix.  SG&A expenses as a percentage of net sales in the third quarter of 2015 decreased to 23.3% as compared to 24.4% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 29.4% in the third quarter of 2015 as compared to 29.0% in the third quarter of 2014.

Our Industrial Technology segment net sales decreased by 9.5% to $186 million in the third quarter of 2015 as compared to $206 million in the third quarter of 2014.  Organic sales decreased by 5.4% and the negative foreign exchange impact was 4.1%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets.  Gross margin decreased to 49.6% for the third quarter of 2015 as compared to 50.6% for the third quarter of 2014 due to negative operating leverage on lower sales volume. SG&A expenses as a percentage of net sales increased to 21.5% in the current year quarter as compared to 20.4% in the prior year quarter due to negative operating leverage on lower sales volume.  The resulting operating margin was 28.1% in the third quarter of 2015 as compared to 30.2% in the third quarter of 2014.

Net sales in our Energy Systems & Controls segment decreased by 15% to $145 million during the third quarter of 2015 compared to $171 million in the third quarter of 2014.  Organic sales decreased by 10% and the negative foreign exchange impact was 5%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin increased to 58.7% in the third quarter of 2015 as compared to 58.1% in the third quarter of 2014 due to the implementation of cost actions.  SG&A expenses as a percentage of net sales were relatively unchanged at 29.5% in the current year quarter as compared to 29.4% in the prior year quarter.  As a result, operating margin was 29.3% in the third quarter of 2015 as compared to 28.7% in the third quarter of 2014.

Corporate expenses increased to $27.2 million, or 3.1% of sales, in the third quarter of 2015 as compared to $26.0 million, or 2.9% of sales, in the third quarter of 2014, due primarily to increased equity compensation costs.

Interest expense was $20.4 million for the third quarter of 2015 as compared to $20.0 in the third quarter of 2014, as higher weighted average debt balances were offset in part by lower interest rates in the current quarter.

Other income was $0.3 million in the third quarter of 2015 as compared to $0.6 million in the third quarter of 2014.

Income taxes as a percent of pretax earnings were 30.3% in the third quarter of 2015 as compared to 31.3% in the third quarter of 2014.  The decrease in the income tax rate was due primarily to a discrete benefit related to foreign tax credits in the third quarter of 2015.  We expect the effective tax rate for 2015 to be approximately 30%.

At September 30, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at June 30, 2015. The currency changes resulted in a pretax decrease of $53 million in the foreign exchange component of comprehensive earnings for the current year quarter, $24 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended September 30, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended September 30, 2014.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was approximately 3% for these companies in the third quarter of 2015 compared to the third quarter of 2014.

Net orders were $894 million in the third quarter of 2015 as compared to $893 million in the third quarter of 2014.  Acquisitions contributed 5% to the current quarter orders, which were also impacted by a negative foreign exchange effect of 3%.  Our order backlog was $1.05 billion at September 30, 2015 as compared to $1.07 billion at September 30, 2014, a decrease of 2%, which was due primarily to the exclusion of the order backlog for Abel, which was classified as held for sale as of September 30, 2015 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

	Net orders booked for the three months ended		Order backlog as of
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Medical & Scientific Imaging	$317,743	$270,881	$343,808	$303,295
RF Technology	245,694	243,363	523,236	519,824
Industrial Technology	184,846	205,945	73,366	121,768
Energy Systems & Controls	145,478	173,172	110,237	127,803
Total	$893,761	$893,361	$1,050,647	$1,072,690

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Net sales for the nine months ended September 30, 2015 increased by 1.4% as compared to the nine months ended September 30, 2014. The increase was the result of a net effect of 3.6% from acquisitions and divestitures, organic growth of 0.9% and a negative foreign exchange impact of 3.1%.

Our Medical & Scientific Imaging segment net sales increased by 13% to $894 million in the nine months ended September 30, 2015 as compared to $794 million in the nine months ended September 30, 2014.  Acquisitions added 12%, organic sales increased by 4%,  and the negative foreign exchange impact was 3%. The increase in organic sales was due to increased sales in our medical businesses, led by MHA and Verathon.  Gross margin increased to 74.0% in the nine months ended September 30, 2015 from 72.1% in the nine months ended September 30, 2014 due primarily to additional sales from medical products and software which have a higher gross margin.  SG&A expenses as a percentage of net sales were unchanged at 37.5% in the nine months ended September 30, 2015 and 2014.  As a result, operating margin was 36.4% in the nine months ended September 30, 2015 as compared to 34.7% in the nine months ended September 30, 2014.

In our RF Technology segment, net sales were $752 million in the nine months ended September 30, 2015 as compared to $710 million in the nine months ended September 30, 2014, an increase of 6%.  Organic sales increased by 7%, the negative impact of foreign exchange was 1%, and acquisitions along with the divestiture of the Black Diamond Advanced Technology business accounted for 0.3%. The increase in organic sales was due primarily to growth in our toll and traffic businesses.  Gross margin was unchanged at 52.9% in the nine months ended September 30, 2015 and 2014.  SG&A expenses as a percentage of net sales in the nine months ended September 30, 2015 decreased to 22.5% as compared to 24.3% in the prior year due to operating leverage on higher sales volume. The resulting operating margin was 30.4% in the nine months ended September 30, 2015 as compared to 28.6% in the nine months ended September 30, 2014.

Our Industrial Technology segment net sales decreased by 7% to $563 million in the nine months ended September 30, 2015 as compared to $608 million in the nine months ended September 30, 2014.  Organic sales decreased by 3%, and the negative foreign exchange impact was 4%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets.  Gross margin was relatively unchanged at 49.9% for the nine months ended September 30, 2015 as compared to 50.4% for the nine months ended September 30, 2014. SG&A expenses as a percentage of net sales were unchanged at 21.1% in the nine months ended September 30, 2015 and 2014, as negative operating leverage on lower sales volume was offset by an actuarial adjustment of approximately $3.5 million to the deferred pension liability related to a frozen post retirement benefit plan at Neptune Technology.  The resulting operating margin was 28.8% in the nine months ended September 30, 2015 and 29.4%  in the nine months ended September 30, 2014.

Net sales in our Energy Systems & Controls segment decreased by 13% to $430 million during the nine months ended September 30, 2015 compared to $492 million in the nine months ended September 30, 2014.  Organic sales decreased by 8% and the negative foreign exchange impact was 5%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin was relatively unchanged at 57.2% in the nine months ended September 30, 2015 compared to 57.1% in the nine months ended September 30, 2014.  SG&A expenses as a percentage of net sales were 31.5% compared to 30.5% in the prior year nine months ended September 30 due to negative operating leverage on lower sales volume.  As a result, operating margin was 25.7% in the nine months ended September 30, 2015 as compared to 26.6% in the nine months ended September 30, 2014.

Corporate expenses increased to $77.5 million, or 2.9% of sales, in the nine months ended September 30, 2015 as compared to $72.2 million, or 2.8% of sales, in the nine months ended September 30, 2014, due to acquisition-related expenses and higher compensation costs.

Interest expense was $60.4 million for the nine months ended September 30, 2015 compared to $59.4 million for the nine months ended September 30, 2014, as higher weighted average debt balances were offset in part by lower interest rates in the current year.

Other expense was $1.9 million in the nine months ended September 30, 2015, as compared to other income of $1.0 million in the nine months ended September 30, 2014, due primarily to a $3 million write-off of an investment in a startup technology company in the current year.

Income taxes as a percent of pretax earnings were 29.0% in the nine months ended September 30, 2015 and as compared to 30.0% in the nine months ended September 30, 2014.  The decrease in the income tax rate was due primarily to the resolution of a tax matter which resulted in a discrete $15.9 million benefit in the second quarter of 2015, offset in part by increased revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S., as well as a $2.6 million reduction in the liability for unrecognized tax benefits due to the lapse of applicable statute of limitations in the first nine months of 2015, as compared to a $9.3 million reduction in the first nine months of 2014.

At September 30, 2015, the functional currencies of our Canadian and European subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2014. The currency changes resulted in a pretax decrease of $110 million in the foreign exchange component of comprehensive earnings for the nine months ended September 30, 2015, $47 million of which is related to goodwill and does not directly affect our expected future cash flows. During the nine months ended September 30, 2015, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the nine months ended September 30, 2014.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was approximately 2% for these companies in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine month periods ended September 30, 2015 and 2014 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Cash provided by/(used in):	2015	2014	2015	2014
Operating activities	$226.6	226.1	659.6	579.2
Investing activities	(442.3)	(317.6)	(1,056.7)	(340.4)
Financing activities	256.1	112.9	529.3	(113.5)

Operating activities - Net cash provided by operating activities was $227 million in the third quarter of 2015 as compared to $226 million in the third quarter of 2014 due primarily to increased earnings net of intangible amortization and the timing of certain payments.  Net cash provided by operating activities increased by 14% to $660 million in the nine months ended September 30, 2015 as compared to $579 million in the nine months ended September 30, 2014 due primarily to increased earnings net of intangible amortization and increased receivables collections.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the three and nine month periods ended September 30, 2015 and 2014.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and nine month periods ended September 30, 2015 and 2014.  Cash provided by financing activities in the third quarters of 2015 and 2014 was primarily from debt borrowings to fund acquisitions.  Cash provided by financing activities in the nine months ended September 30, 2015 was primarily from debt borrowings to fund acquisitions and primarily stock option proceeds in the nine months ended September 30, 2014.  Net debt proceeds were $586 million in the nine months ended September 30, 2015 as compared to net debt payments of $96 million in the nine months ended September 30, 2014.

Total debt at September 30, 2015 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$500 million senior notes due 2022	500,000
Senior Subordinated Convertible Notes	4,140
Revolving Facility	590,000
Other	4,838
Total debt	2,798,978
Less current portion	6,911
Long-term debt	$2,792,067

The interest rate on borrowings under our $1.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement.  The facility includes a provision allowing us to request additional term loans or revolving credit commitments, not to exceed $350 million.  On October 28, 2015, we increased our revolving credit capacity by $350 million, bringing the total capacity to $1.85 billion. At September 30, 2015, there were $590 million of outstanding borrowings under the facility.

At September 30, 2015, we had $4.8 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $51 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at September 30, 2015 totaled $616 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2015.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $297 million at September 30, 2015 compared to $285 million at December 31, 2014, due primarily to the reclassification of the long term assets of Abel Pumps to current assets held for sale (See Note 4 of the Notes to Condensed Consolidated Financial Statements).  Total debt was $2.8 billion at September 30, 2015 as compared to $2.2 billion at December 31, 2014, due to credit facility borrowings for acquisitions.   Our leverage is shown in the following table (in thousands):

	September 30, 2015	December 31, 2014
Total Debt	$2,798,978	$2,214,123
Cash	(700,578)	(610,430)
Net Debt	2,098,400	1,603,693
Stockholders' Equity	5,128,905	4,755,360
Total Net Capital	$7,227,305	$6,359,053

Net Debt / Total Net Capital	29.0%	25.2%

Capital expenditures were $28 million for the nine months ended September 30, 2015 and $30 million for the nine months ended September 30, 2014. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2014 Annual Report on Form 10-K filed on February 20, 2015.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2014 Annual Report on Form 10-K filed on February 20, 2015. There were no material changes during the nine months ended September 30, 2015.

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

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 3, 2015
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	November 3, 2015
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 3, 2015
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.