Form 10-K
period 2015-12-31
ROPER TECHNOLOGIES INC
filed 2016-02-26
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Based on the closing sale price on the New York Stock Exchange on June 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $16,931,595,935.

Number of shares of registrant's Common Stock outstanding as of February 19, 2016: 101,064,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on May 27, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ROPER TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

Our Business

Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect our continued evolution to a diversified technology company.

Roper Technologies, Inc. ("Roper," the "Company," "we," "our" or "us") is a diversified technology company.  We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, food, energy, water, education and academic research.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other businesses that offer high value-added services, engineered products and solutions that we believe are capable of achieving growth and maintaining high margins.   We compete in many niche markets and believe we are the market leader or a competitive alternative to the market leader in most of these markets.

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

Diversified End Markets and Geographic Reach - We have a global presence, with sales to customers outside the U.S. totaling $1.2 billion in 2015.  Information regarding our international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $164.2 million in 2015 as compared to $147.9 million and $145.7 million in 2014 and 2013, respectively.

Our Business Segments

Our operations are reported in four segments based upon common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Medical & Scientific Imaging, RF Technology, Industrial Technology and Energy Systems & Controls. Financial information about our business segments is presented in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report.

Medical and Scientific Imaging

Our Medical & Scientific Imaging segment offers products and software in medical applications, and high performance digital imaging products. These products and solutions are provided through eleven reporting units. For 2015, this segment had net sales of $1.215 billion, representing 33.9% of our total net sales.

Medical Products and Software - We provide diagnostic and laboratory software solutions to healthcare providers and services and technologies to support the diverse and complex needs of alternate site health care providers who deliver services outside of an acute care hospital setting.  We also manufacture and sell patient positioning devices and related software for use in radiation oncology, 3-D measurement technology in computer-assisted surgery and supply diagnostic and therapeutic disposable products used in ultrasound imaging for minimally invasive medical procedures.  We design and manufacture a non-invasive instrument for portable ultrasound bladder volume measurement and a video laryngoscope designed to enable rapid intubation even in the most difficult settings.  In addition, we provide a cloud-based financial analytics and performance software platform to healthcare providers.

Digital Imaging Products and Software - We manufacture and sell extremely sensitive, high-performance electron filters, charged couple device ("CCD") and complementary metal oxide semiconductor ("CMOS") cameras, detectors and related software for a variety of scientific and industrial uses, which require high resolution and/or high speed digital video, including electron microscopy and spectroscopy applications. We sell these products for use within academic, government research, semiconductor, security and other end-user markets such as biological and material science. They are frequently incorporated into products by original equipment manufacturers ("OEMs").

Our Medical & Scientific Imaging segment companies have lead times of up to several months on some of their product sales, although standard products are often shipped within two weeks of receipt of order. Blanket purchase orders are placed by certain OEM and end-users, with continuing requirements for fulfillment over specified periods of time.

RF Technology

Our RF Technology segment provides radio frequency identification ("RFID") communication technology and software solutions that are used primarily in toll and traffic systems, security and access control, campus card systems, card readers, software-as-a-service in the freight matching and food industries, comprehensive management software for legal and construction firms and metering and remote monitoring applications. These products and solutions are provided through nine reporting units. This segment had sales of $1.034 billion for the year ended December 31, 2015, representing 28.9% of our total net sales.

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

RFID Card Readers - We design, develop and manufacture RFID card readers that support most smart cards worldwide. The readers are used in numerous applications and OEM solutions including: attendance management, multi-function printers, mobile, physical access, manufacturing, dispensing, kiosks, point-of-sale and computer logon.

Software-as-a-Service - We maintain electronic marketplaces that connect 1) available capacity of trucking units with the available loads of freight to be moved from location to location throughout North America and 2) food suppliers, distributors and vendors, primarily in the perishable food sector.

Comprehensive Management Software - We provide comprehensive management software solutions for law and other professional services firms, including business development, calendar/docket matter management, time and billing and case management. We also provide construction firms with construction project management solutions which encompass the end-to-end construction process.

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

Industrial Technology

Our Industrial Technology segment produces fluid handling pumps, materials analysis equipment and consumables, leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading ("AMR") products and systems. These products and solutions are provided through six reporting units. For 2015, this segment had net sales of $745.4 million, representing 20.8% of our total net sales.

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

Energy Systems & Controls

Our Energy Systems & Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and controls and non-destructive inspection and measurement products and solutions, which are provided through six reporting units. For 2015, this segment had net sales of $587.7 million, representing 16.4% of our total net sales.

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

The Energy Systems & Controls segment companies' sales reflect a combination of standard products and large engineered projects. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards.

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

Backlog

Our backlog includes only firm unfilled orders expected to be recognized as revenue within twelve months.  Backlog was $1.07 billion at December 31, 2015, and $1.04 billion at December 31, 2014.

Distribution and Sales

Distribution and sales occur through direct sales offices, manufacturers' representatives and distributors.  In addition, our Medical & Scientific Imaging segment also sells through value added resellers ("VARs") and OEMs.

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

Customers

No customer accounted for 10% or more of net sales for 2015 for any of our segments or for our company as a whole.

Competition

Generally, our products and solutions face significant competition, usually from a limited number of competitors. We believe that we are a leader in most of our markets, and no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the size of the niche market we serve. We compete primarily on product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access and customer service capabilities.

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

Employees

As of December 31, 2015, we had 10,806 employees, with 7,724 located in the United States. We have 164 employees who are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

All reports we file electronically with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.ropertech.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  These filings are also accessible on the SEC's website at www.sec.gov. You may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Corporate Governance Guidelines; the charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee; and our Code of Business Conduct and Ethics are also available on our website.  Any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the New York Stock Exchange (the "NYSE").  The information posted on our website is not incorporated into this Annual Report.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the NYSE the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. We filed the certification with the NYSE on June 29, 2015 and our Chief Executive Officer indicated that he was not aware of any violations of the Listing Standards by us.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2015, we had $3.29 billion in total consolidated indebtedness. In addition, we had $1.7 billion undrawn availability under our senior unsecured credit facility. Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds or Danish kroner. Sales by our operating companies whose functional currency is not the U.S. dollar represented 20% of our total net sales for the year ended December 31, 2015 compared to 23% for the year ended December 31, 2014. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for 13% of our net sales for each of the years ended December 31, 2015 and 2014. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of and for the year ended December 31, 2015, 21% of our net sales and 14% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

We face intense competition from numerous competitors. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access and established customer service capabilities. We may not be able to compete effectively on all of these fronts or with all of our competitors. In addition, new competitors may emerge, and product lines may be threatened by new technologies or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies and enhance our existing products in a timely manner. We anticipate that we may have to adjust prices to stay competitive.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2015, goodwill totaled $5.8 billion compared to $5.3 billion of stockholders' equity, and represented 57% of our total assets of $10.2 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite economic life intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if interest rates rise or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

Our corporate offices, consisting of 24,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have 120 principal locations around the world to support our operations, of which 50 are manufacturing, assembly and testing facilities, and the remaining 70 locations provide sales, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2015 (amounts in thousands of square feet).

		Office	Office & Manufacturing
Segment	Region	Leased	Leased	Owned
Medical & Scientific Imaging
	U.S.	320	269	127
	Canada	-	99	-
	Europe	27	28	-
	Asia	25	-	-
	Mexico	-	44	-
RF Technology
	U.S.	799	116	16
	Canada	11	-	-
	Europe	9	-	16
	Asia	12	-	-
Industrial Technology
	U.S.	46	264	478
	Canada	36	-	-
	Europe	29	136	43
	Asia	23	-	-
	Mexico	-	60	-
Energy Systems & Controls
	U.S.	11	355	-
	Canada	-	56	-
	Europe	35	28	128
	Asia	14	61	33

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2015 and 2014 quarters.

		High	Low	Cash Dividends Declared
2015	4th Quarter	$194.83	$157.75	$0.30
	3rd Quarter	177.08	152.93	0.25
	2nd Quarter	177.79	167.08	0.25
	1st Quarter	174.02	145.75	0.25

2014	4th Quarter	$160.48	$138.63	$0.25
	3rd Quarter	151.21	142.50	0.20
	2nd Quarter	148.94	128.99	0.20
	1st Quarter	141.92	131.80	0.20

Based on information available to us and our transfer agent, we believe that as of February 19, 2016 there were 159 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2015, our Board of Directors increased the quarterly dividend paid January 22, 2016 to $0.30 per share from $0.25 per share, an increase of 20%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2015, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or under the Exchange Act.

The following graph compares, for the five year period ended December 31, 2015, the cumulative total stockholder return for our common stock, the Standard and Poor's 500 Stock Index (the "S&P 500") and the Standard and Poor's 500 Industrials Index (the "S&P 500 Industrials"). Measurement points are the last trading day of each of our fiscal years ended December 31, 2010, 2011, 2012, 2013, 2014 and 2015. The graph assumes that $100 was invested on December 31, 2010 in our common stock, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Roper Technologies, Inc.	$100.00	$114.29	$147.73	$184.49	$209.19	$255.47
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Industrials	100.00	99.41	114.67	161.31	177.16	172.67

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
	As of and for the Years ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Operations data:
Net sales	$3,582,395	$3,549,494	$3,238,128	$2,993,489	$2,797,089
Gross profit	2,164,646	2,101,899	1,882,928	1,671,717	1,515,564
Income from operations	1,027,918	999,473	842,361	757,587	660,539
Net earnings	696,067	646,033	538,293	483,360	427,247

Per share data:
Basic earnings per share	$6.92	$6.47	$5.43	$4.95	$4.45
Diluted earnings per share	6.85	6.40	5.37	4.86	4.34

Dividends declared per share	$1.0500	$0.8500	$0.6950	0.5775	$0.4675

Balance sheet data:
Working capital (6)	$897,919	$884,158	$730,246	$159,887	$561,277
Total assets(7)	10,168,365	8,400,185	8,169,120	7,059,975	5,314,673
Long-term debt, net of current portion(7)	3,264,417	2,190,282	2,437,975	1,492,533	1,010,366
Stockholders' equity	5,298,947	4,755,360	4,213,050	3,687,726	3,195,096

(1)	Includes results from the acquisitions of Strata Decision Technologies LLC from January 21, 2015, SoftWriters, Inc. from February 9, 2015, Data Innovations LLC from March 4, 2015, On Center Software LLC from July 20, 2015, RF IDeas, Inc. from September 1, 2015, Atlantic Health Partners LLC from September 4, 2015, Aderant Holdings, Inc. from October 21, 2015, Atlas Database Software Corp. from October 26, 2015, Black Diamond Advanced Technologies through March 20, 2015 and Abel Pumps through October 2, 2015.
(2)	Includes results from the acquisitions of Foodlink Holdings, Inc. from July 2, 2014, Innovative Product Achievements LLC from August 5, 2014, Strategic Healthcare Programs Holdings LLC from August 14, 2014.
(3)	Includes results from the acquisitions of Managed Health Care Associates, Inc. from May 1, 2013 and Advanced Sensors, Ltd. from October 4, 2013.
(4)	Includes results from the acquisition of Sunquest Information Systems, Inc. from August 22, 2012.
(5)	Includes results from the acquisitions of NDI Holding Corp. from June 3, 2011, United Controls Group, Inc. from September 26, 2011 and Trinity Integrated Systems Ltd. from December 1, 2011.
(6)	At December 31, 2012, there were $499 million of senior notes, net of debt issuance costs (adjusted due to the retrospective adoption of an accounting standard update which requires that our senior notes be shown net of debt issuance costs), outstanding that matured on August 15, 2013, thus requiring a classification as short-term debt, included in working capital.
(7)	Other assets and Long-term debt, net of current portion for 2011 through 2014 have been adjusted due to the retrospective adoption of an accounting standard update which requires that our senior notes be shown net of debt issuance costs. The adjustment amounts were $12,749, $15,861, $10,574 and $4,744 for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2015, we acquired Strata Decision Technologies LLC ("Strata"), Softwriters Inc., Data Innovations LLC, On Center Software LLC ("On Center"), RF IDeas, Inc., Atlantic Health Partners LLC ("AHP"), Aderant Holdings, Inc. ("Aderant"), and Atlas Database Software Corp. ("Atlas").  The acquisitions both expanded and complemented our existing technologies.  We also divested Abel Pumps and Black Diamond Advanced Technologies in the current year.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2015 included in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2015, our allowance for doubtful accounts receivable was $10.0 million and our allowance for sales returns and sales credits was $2.4 million, for a total of $12.4 million, or 2.5% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2015 was $1.3 million lower than at December 31, 2014.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business, the write-off of uncollectible receivables, and the addition of reserve balances at acquired businesses.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2015, inventory reserves for excess and obsolete inventory were $34.0 million, or 15.2% of gross inventory cost, as compared to $38.9 million, or 16.7% of gross inventory cost, at December 31, 2014. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 to 24 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2015, 2014 and 2013.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the years ended December 31, 2015, 2014 and 2013 we recognized revenue of $253 million, $266 million and $205 million, respectively, using this method.  Percentage-of-completion is used primarily for major turn-key, longer term toll and traffic and energy projects and installations of large software application projects.  At December 31, 2015, $276 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.  During 2015, our effective income tax rate was 30.6%, which was 70 basis points higher than the 2014 rate of 29.9%.  The taxable gain on the divestiture of Abel Pumps led to an increase of 130 basis points, and was offset in part by discrete tax benefits from settlements of tax matters. We expect the effective tax rate to increase in 2016 due to a continued increase in revenues and resulting pretax income in higher tax jurisdictions, primarily the U.S.

We account for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Goodwill, which is not amortized, is tested for impairment on an annual basis in conjunction with our annual forecast process during the fourth quarter, (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value).

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit.

We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The first step utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, we review the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.   If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second step would be completed to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized.

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

We have 32 reporting units with individual goodwill amounts ranging from zero to $1.2 billion.  In 2015, we performed our annual impairment test in the fourth quarter for all reporting units. We conducted our analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. We determined that impairment of goodwill was not likely in 29 of our reporting units and thus we were not required to perform a quantitative analysis for these reporting units. For the remaining three reporting units we performed our quantitative analysis and concluded that the fair value of each of these three reporting units was in excess of its carrying value, with no impairment indicated as of December 31, 2015.   Negative industry or economic trends, disruptions to our business, actual results significantly below projections, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value.  We first qualitatively assess whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If necessary, we conduct a quantitative review using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuations specialists in determining the fair value of intangible assets.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets.  The fair value of each trade name is determined by applying a royalty rate to a projection of net sales discounted using a risk-adjusted rate of capital.  Each royalty rate is determined based on the profitability of the reporting unit to which it relates and observed market royalty rates.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches or other variables.  Reporting units resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into our enterprise and positioned for improved future sales growth.

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although our forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2015.

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

Results of Operations

The following table sets forth selected information for the years indicated.  Dollar amounts are in thousands and percentages are of net sales.  Percentages may not foot due to rounding.

	Years ended December 31,
	2015	2014	2013
Net sales:
Medical & Scientific Imaging(1)	$1,215,318	$1,080,309	$902,281
RF Technology(2)	1,033,951	950,227	904,363
Industrial Technology(3)	745,381	827,145	779,564
Energy Systems & Controls(4)	587,745	691,813	651,920
Total	$3,582,395	$3,549,494	$3,238,128

Gross margin:
Medical & Scientific Imaging	74.0%	72.1%	69.3%
RF Technology	53.4	52.8	53.7
Industrial Technology	49.8	50.5	51.1
Energy Systems & Controls	58.1	58.3	57.4
Total	60.4%	59.2%	58.1%

Segment operating margin:
Medical & Scientific Imaging	36.4%	34.8%	29.7%
RF Technology	30.2	28.5	28.0
Industrial Technology	28.8	29.9	28.6
Energy Systems & Controls	27.6	29.3	28.2
Total	31.6%	30.9%	28.7%

Corporate administrative expenses	(2.9)%	(2.8)%	(2.7)%
Income from continuing operations	28.7	28.2	26.0
Interest expense, net	(2.4)	(2.2)	(2.7)
Other income/(expense)	1.6	-	-
Income from continuing operations before taxes	28.0	26.0	23.3
Income taxes	(8.5)	(7.8)	(6.7)

Net earnings	19.4%	18.2%	16.6%

(1)	Includes results from the acquisitions of Managed Health Care Associates, Inc. from May 1, 2013, Innovative Product Achievements LLC from August 5, 2014, Strategic Healthcare Programs Holdings LLC from August 14, 2014, Strata from January 21, 2015, SoftWriters from February 9, 2015, Data Innovations from March 4, 2015, AHP from September 4, 2015 and Atlas from October 26, 2015.
(2)	Includes results from the acquisitions of Foodlink Holdings, Inc. from July 2, 2014, On Center from July 20, 2015, RF Ideas from September 1, 2015, Aderant from October 21, 2015 and Black Diamond Advanced Technologies through March 20, 2015.
(3)	Includes results from Abel Pumps through October 2, 2015.
(4)	Includes results from the acquisition of Advanced Sensors, Ltd. from October 4, 2013.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales for the year ended December 31, 2015 were $3.58 billion as compared to sales of $3.55 billion for the year ended December 31, 2014, an increase of 1%. The increase was the result of contributions from acquisitions of 4%, negative organic growth of 0.3% and a negative foreign exchange impact of 3%.

Our Medical & Scientific Imaging segment reported a $135 million or 12.5% increase in net sales for the year ended December 31, 2015 over the year ended December 31, 2014.  Acquisitions contributed 11.5%, organic sales increased 3.8% and the negative foreign exchange impact was 2.8%. The increase in organic sales was due to increased sales in our medical businesses, led by Verathon and Managed Health Care Associates ("MHA").  Gross margin increased to 74.0% in the year ended December 31, 2015 from 72.1% in the year ended December 31, 2014, due primarily to additional sales from medical products which have a higher gross margin. Selling, general and administrative ("SG&A") expenses as a percentage of net sales were relatively unchanged at 37.7% in the year ended December 31, 2015 as compared to 37.4% in the year ended December 31, 2014.  Operating margin was 36.4% in the year ended December 31, 2015 as compared to 34.8% in the year ended December 31, 2014.

In our RF Technology segment, net sales for the year ended December 31, 2015 increased by $84 million or 9% over the year ended December 31, 2014. Organic sales increased by 6%, acquisitions along with the divestiture of the Black Diamond Advanced Technology business added 4% and the negative foreign exchange impact was 1%. The increase in organic sales was due primarily to growth in our toll and traffic and freight matching businesses.  Gross margin was 53.4% in 2015 as compared to 52.8% in the prior year due to leverage on higher sales volume and product mix.  SG&A expenses as a percentage of sales in the year ended December 31, 2015 were 23.3%, a decrease from 24.3% in the prior year due to operating leverage on higher sales volume.  Operating margin was 30.2% in 2015 as compared to 28.5% in 2014.

Net sales for our Industrial Technology segment decreased by $82 million or 10% for the year ended December 31, 2015 from the year ended December 31, 2014. Organic sales decreased by 4%, the  negative foreign exhange impact was 4% and the divestiture of the Abel Pumps business accounted for a negative 2%.  The decrease in organic sales was due primarily to decreased sales in those fluid handling businesses that serve oil and gas markets.  Gross margin decreased to 49.8% for the year ended December 31, 2015 as compared to 50.5% in the year ended December 31, 2014 due to negative leverage on lower sales volume.  SG&A expenses as a percentage of net sales were 21.0%, as compared to 20.5% in the prior year, due primarily to negative leverage on lower sales volume.  The resulting operating margin was 28.8% in the year ended December 31, 2015 as compared to 29.9% in the year ended December 31, 2014.

In our Energy Systems & Controls segment, net sales for the year ended December 31, 2015 decreased by $104 million or 15% from the year ended December 31, 2014.  Organic sales decreased by 10% due to decreased sales in oil and gas products, including safety systems and valves, and the negative foreign exchange impact was 5%.  Gross margin was relatively unchanged at  58.1% in the year ended December 31, 2015, compared to 58.3% in the year ended December 31, 2014. SG&A expenses as a percentage of net sales were 30.5% as compared to 28.9% in the prior year due negative leverage on lower sales volume. Operating margin was 27.6% in the year ended December 31, 2015 as compared to 29.3% in the year ended December 31, 2014.

Corporate expenses increased by $4.6 million to $102.8 million, or 2.9% of sales, in 2015 as compared to $98.2 million, or 2.8% of sales, in 2014. The increase was due primarily to increased costs related to acquisitions.

Interest expense increased $5.6 million, or 7.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase is due primarily to higher average debt balances offset in part by lower average interest rates throughout 2015.

Other income of $58.7 million for the year ended December 31, 2015 was composed primarily of the $70.9 million gain from the divestiture of Abel Pumps (see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report), offset in part by a $9.5 million impairment charge on a minority investment.  Other income of $0.6 million for the year ended December 31, 2014 was composed of royalty income and foreign exchange gains at our non-U.S. based companies, offset in part by losses from asset disposals.

During 2015, our effective income tax rate was 30.6%, which was 70 basis points higher than the 2014 rate of 29.9%.  The taxable gain on the divestiture of Abel Pumps led to an increase of 130 basis points, and was offset in part by discrete tax benefits from settlements of tax matters.

At December 31, 2015, the functional currencies of most of our non-U.S. subsidiaries were weaker against the U.S. dollar compared to currency exchange rates at December 31, 2014. The net result of these changes led to a pre-tax decrease in the foreign exchange component of comprehensive earnings of $146 million in the year ended December 31, 2015. Approximately $62 million of this amount related to goodwill and is not expected to directly affect our projected future cash flows. For the entire year of 2015, operating profit decreased by approximately 2% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2015 and 2014 (dollar amounts in thousands).
	2015	2014	change
Medical & Scientific Imaging	$1,235,143	$1,081,190	14.2%
RF Technology	1,024,999	955,831	7.2
Industrial Technology	731,810	808,921	(9.5)
Energy Systems & Controls	555,672	692,136	(19.7)
Total	$3,547,624	$3,538,078	0.3%

The increase in orders was due to orders from acquisitions which added 5%, offset by negative organic growth of 2% and a 3% negative foreign exchange impact.

The following table summarizes order backlog information at December 31, 2015 and 2014 (dollar amounts in thousands). We include in backlog only orders that are expected to be recognized as revenue within twelve months.
	2015	2014	change
Medical & Scientific Imaging	$373,213	$296,098	26.0%
RF Technology	538,877	520,727	3.5
Industrial Technology	68,002	97,507	(30.3)
Energy Systems & Controls	90,365	126,838	(28.8)
Total	$1,070,457	$1,041,170	2.8%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales for the year ended December 31, 2014 were $3.55 billion as compared to sales of $3.24 billion for the year ended December 31, 2013, an increase of 10%. The increase was the result of organic sales growth of 7% and contributions from acquisitions of 3%.

Our Medical & Scientific Imaging segment reported a $178 million or 20% increase in net sales for the year ended December 31, 2014 over the year ended December 31, 2013.  Acquisitions added $91 million in sales, and organic sales increased 10% due to  increased sales in our medical businesses.  Gross margin increased to 72.1% in the year ended December 31, 2014 from 69.3% in the year ended December 31, 2013, due primarily to additional sales from medical products which have a higher gross margin. SG&A expenses as a percentage of net sales decreased to 37.4% in the year ended December 31, 2014 as compared to 39.5% in the year ended December 31, 2013 due to leverage on higher sales volume.  Operating margin was 34.8% in the year ended December 31, 2014 as compared to 29.7% in the year ended December 31, 2013.

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

In our Energy Systems & Controls segment, net sales for the year ended December 31, 2014 increased by $40 million or 6% over the year ended December 31, 2013.  Organic sales increased by 5% due to sales of new instruments for refinery applications and increased sales in the fluid properties testing equipment market.  Gross margin was 58.3% in the year ended December 31, 2014, compared to 57.4% in the year ended December 31, 2013, due to operating leverage on higher sales volume. SG&A expenses as a percentage of net sales were 28.9% as compared to 29.2% in the prior year due to product mix. Operating margin was 29.3% in the year ended December 31, 2014 as compared to 28.2% in the year ended December 31, 2013.

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

The following table summarizes our net order information for the years ended December 31, 2014 and 2013 (dollar amounts in thousands).

	2014	2013	change
Medical & Scientific Imaging	$1,081,190	$958,830	12.8%
RF Technology	955,831	943,757	1.3
Industrial Technology	808,921	772,337	4.7
Energy Systems & Controls	692,136	673,569	2.8
Total	$3,538,078	$3,348,493	5.7%

The increase in orders was due to internal growth of 3% and orders from acquisitions which added 3%.

The following table summarizes order backlog information at December 31, 2014 and 2013 (dollar amounts in thousands). We include in backlog only orders that are expected to be recognized as revenue within twelve months.

	2014	2013	change
Medical & Scientific Imaging	$296,098	$290,435	1.9%
RF Technology	520,727	510,553	2.0
Industrial Technology	97,507	121,943	(20.0)
Energy Systems & Controls	126,838	131,799	(3.8)
Total	$1,041,170	$1,054,730	(1.3)%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	2015	2014	2013
Cash provided by/(used in):
Operating activities	$928.8	$840.4	$802.6
Investing activities	(1,698.3)	(348.1)	(1,115.9)
Financing activities	996.2	(298.1)	403.6

Operating activities - The increase in cash provided by operating activities in 2015 was primarily due to increased earnings net of intangible amortization related to acquisitions and the collection of $49 million of receivables due from the Puerto Rico Highways and Transportation Authority, offset in part by higher deferred revenue balances due to an increased percentage of revenue from software and other subscription based products.  The increase in cash provided by operating activities in 2014 was primarily due to increased earnings net of intangible amortization related to acquisitions offset in part by tax payments.

Investing activities - Cash used in investing activities during 2015, 2014 and 2013 was primarily for business acquisitions.  Cash received from investing activities in 2015 was primarily proceeds from the sale of the Abel Pumps business.

Financing activities - Cash used in financing activities in all periods presented was primarily debt repayments as well as dividends paid to stockholders.  Cash provided by financing activities during 2015 was primarily from the issuance of $900 million of senior notes and revolving debt borrowings for acquisitions. Cash provided by financing activities during 2014 was primarily revolving debt borrowing for acquisitions, offset in part by debt payments made using cash from operations.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was $126 million at December 31, 2015 compared to $285 million at December 31, 2014, due primarily to a net reduction in net working capital of $50 million due to the reclassification of current deferred tax assets and liabilities (see Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report) and a $49 million decrease in receivables related to the collection of amounts due from the Puerto Rico Highways and Transportation Authority. We acquired negative net working capital of $13 million through business acquisitions during 2015.  The negative acquired working capital was due primarily to $69 million in deferred revenue balances.

Total debt was $3.3 billion at December 31, 2015 (38.3% of total capital) compared to $2.2 billion at December 31, 2014 (31.8% of total capital). Our increased debt at December 31, 2015 compared to December 31, 2014 was due to debt borrowings for 2015 acquisitions.

On December 7, 2015, we completed a public offering of $600 million aggregate principal amount of 3.00% senior unsecured notes due December 15, 2020, issued at 99.962% of their principal amount, and $300 million aggregate principal amount of 3.85% senior unsecured notes due December 15, 2025, issued at 99.362% of their principal amount.  Net proceeds of $894 million were used to pay off a portion of the outstanding revolver balance under our $1.85 billion revolving credit facility. The senior notes are unsecured senior obligations of the Company and rank senior in right of payment with all of our existing and future subordinated indebtedness and rank equally in right of payment with all of our existing and future unsecured senior indebtedness. The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The notes bear interest at a fixed rate of 3.00% and 3.85% per year, respectively, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2016.

We may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

At December 31, 2015, we had $3.1 billion of senior unsecured notes, $180 million of outstanding revolver borrowings and $4 million of senior subordinated convertible notes. In addition, we had $4 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. We had $43 million of outstanding letters of credit at December 31, 2015, of which $39 million was covered by our lending group, thereby reducing our revolving credit capacity commensurately.

We were in compliance with all debt covenants related to our credit facility throughout the years ended December 31, 2015 and 2014.

See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report for information regarding our credit facility, senior notes and senior subordinated convertible notes.

Cash and cash equivalents at our foreign subsidiaries at December 31, 2015 totaled $688 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

Capital expenditures of $36.3 million, $37.6 million and $42.5 million were incurred during 2015, 2014 and 2013, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2015 (in thousands).

		Payments Due in Fiscal Year
Contractual Cash Obligations[1]	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$3,284,196	$4,196	$580,000	$800,000	$500,000	$600,000	$800,000
Senior note interest	485,249	100,225	99,300	88,725	66,008	44,425	86,566
Capital leases	4,418	2,609	1,296	460	53	-	-
Operating leases	157,172	41,045	34,210	22,375	15,053	11,897	32,592
Total	$3,931,035	$148,075	$714,806	$911,560	$581,114	$656,322	$919,158

		Amounts Expiring in Fiscal Year
Other Commercial Commitments	Total Amount Committed	2016	2017	2018	2019	2020	Thereafter
Standby letters of credit and bank guarantees	$43,314	$23,940	$3,170	$422	$201	$54	$15,527

[1]	We have excluded $26 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long-term portion of the liability. See Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report.

As of December 31, 2015, we had $505 million of outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of its performance of contractual obligations.

We believe that internally generated cash flows and the remaining availability under our credit facility will be adequate to finance normal operating requirements and future acquisition activities. Although we maintain an active acquisition program, any future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our activities, financial condition and results of operations. We may also explore alternatives to attract additional capital resources.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2016 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

At December 31, 2015, we had $3.1 billion of fixed rate borrowings with interest rates ranging from 1.85% to 6.25%. At December 31, 2015, the prevailing market rates for our long-term notes were between 1.4% higher and 2.4% lower than the fixed rates on our debt instruments.  Our credit facility contains a $1.85 billion variable-rate revolver with $180 million of outstanding borrowings at December 31, 2015.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish kroner. Sales by companies whose functional currency was not the U.S. dollar were 20% of our total sales in 2015 and 61% of these sales were by companies with a European functional currency. If these currency exchange rates had been 10% different throughout 2015 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 1.6%.

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

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders of Roper Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive income, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Roper Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded acquisitions completed during 2015 from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations during 2015. We have also excluded acquisitions completed during 2015 from our audit of internal control over financial reporting. These acquisitions are wholly-owned subsidiaries whose total assets and total revenues represent 1.6% and 3.8% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
February 26, 2016
Tampa, Florida

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(in thousands, except per share data)

	2015	2014
Assets
Cash and cash equivalents	$778,511	$610,430
Accounts receivable, net	488,271	511,538
Inventories, net	189,868	193,766
Deferred taxes	-	54,199
Unbilled receivables	122,042	96,409
Other current assets	39,355	45,763
Total current assets	1,618,047	1,512,105

Property, plant and equipment, net	105,510	110,876
Goodwill	5,824,726	4,710,691
Other intangible assets, net	2,528,996	1,978,729
Deferred taxes	31,532	27,496
Other assets	59,554	60,288
Total assets	$10,168,365	$8,400,185

Liabilities and Stockholders' Equity
Accounts payable	$139,737	$143,847
Accrued compensation	119,511	117,374
Deferred revenue	267,030	190,953
Other accrued liabilities	168,513	160,738
Income taxes payable	18,532	-
Deferred taxes	-	3,943
Current portion of long-term debt, net	6,805	11,092
Total current liabilities	720,128	627,947

Long-term debt, net of current portion	3,264,417	2,190,282
Deferred taxes	810,856	735,826
Other liabilities	74,017	90,770
Total liabilities	4,869,418	3,644,825

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 102,795 shares issued and 100,870 outstanding at December 31, 2015 and 102,069 shares issued and 100,126 outstanding at December 31, 2014	1,028	1,021
Additional paid-in capital	1,419,262	1,325,338
Retained earnings	4,110,530	3,520,201
Accumulated other comprehensive earnings	(212,779)	(71,927)
Treasury stock, 1,925 shares at December 31, 2015 and 1,943 shares at December 31, 2014	(19,094)	(19,273)
Total stockholders' equity	5,298,947	4,755,360
Total liabilities and stockholders' equity	$10,168,365	$8,400,185

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2015, 2014 and 2013
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Net sales	$3,582,395	$3,549,494	$3,238,128
Cost of sales	1,417,749	1,447,595	1,355,200
Gross profit	2,164,646	2,101,899	1,882,928
Selling, general and administrative expenses	1,136,728	1,102,426	1,040,567
Income from operations	1,027,918	999,473	842,361
Interest expense, net	84,225	78,637	88,039
Other income/(expense), net	58,652	620	(192)
Earnings before income taxes	1,002,345	921,456	754,130
Income taxes	306,278	275,423	215,837

Net earnings	$696,067	$646,033	$538,293

Earnings per share:
Basic	$6.92	$6.47	$5.43
Diluted	$6.85	$6.40	$5.37

Weighted-average common shares outstanding:
Basic	100,616	99,916	99,123
Diluted	101,597	100,884	100,209

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013
(in thousands)

	Years ended December 31,
	2015	2014	2013
Net earnings	$696,067	$646,033	$538,293

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(139,789)	(115,010)	(15,454)
Unrecognized pension gain	(1,063)	-	-

Total other comprehensive loss, net of tax	(140,852)	(115,010)	(15,454)

Comprehensive income	$555,215	$531,023	$522,839

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2015, 2014 and 2013
 (in thousands, except per share data)

	Common Stock				Accumulated
	Shares	Amount	Additional paid-in capital	Retained earnings	other comprehensive earnings	Treasury stock	Total stockholders' equity
Balances at December 31, 2012	98,604	$1,006	$1,158,001	$2,489,858	$58,537	$(19,676)	$3,687,726
Net earnings	-	-	-	538,293	-	-	538,293
Stock option exercises	434	4	23,995	-	-	-	23,999
Treasury stock sold	20	-	2,248	-	-	201	2,449
Currency translation adjustments, net of $2,406 tax	-	-	-	-	(15,454)	-	(15,454)
Stock based compensation	-	-	53,417	-	-	-	53,417
Restricted stock activity	254	3	(16,046)	-	-	-	(16,043)
Stock option tax benefit, net of shortfalls	-	-	16,000	-	-	-	16,000
Conversion of senior subordinated convertible notes	-	-	(8,382)	-	-	-	(8,382)
Dividends declared ($0.70 per share)	-	-	-	(68,955)	-	-	(68,955)
Balances at December 31, 2013	99,312	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050
Net earnings	-	-	-	646,033	-	-	646,033
Stock option exercises	581	6	32,517	-	-	-	32,523
Treasury stock sold	20	-	2,549	-	-	202	2,751
Currency translation adjustments, net of $3,916 tax	-	-	-	-	(115,010)	-	(115,010)
Stock based compensation	-	-	63,025	-	-	-	63,025
Restricted stock activity	213	2	(22,064)	-	-	-	(22,062)
Stock option tax benefit, net of shortfalls	-	-	21,481	-	-	-	21,481
Conversion of senior subordinated convertible notes	-	-	(1,403)	-	-	-	(1,403)
Dividends declared ($0.85 per share)	-	-	-	(85,028)	-	-	(85,028)
Balances at December 31, 2014	100,126	$1,021	$1,325,338	$3,520,201	$(71,927)	$(19,273)	$4,755,360
Net earnings	-	-	-	696,067	-	-	696,067
Stock option exercises	402	4	33,002	-	-	-	33,006
Treasury stock sold	18	-	2,710	-	-	179	2,889
Currency translation adjustments, net of $6,658 tax	-	-	-	-	(139,789)	-	(139,789)
Stock based compensation	-	-	61,766	-	-	-	61,766
Restricted stock activity	324	3	(14,697)	-	-	-	(14,694)
Stock option tax benefit, net of shortfalls	-	-	22,175	-	-	-	22,175
Conversion of senior subordinated convertible notes	-	-	(11,032)	-	-	-	(11,032)
Post-retirement benefit plan adjustments	-	-	-	-	(1,063)	-	(1,063)
Dividends declared ($1.05 per share)	-	-	-	(105,738)	-	-	(105,738)
Balances at December 31, 2015	100,870	$1,028	$1,419,262	$4,110,530	$(212,779)	$(19,094)	$5,298,947

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013
 (in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$696,067	$646,033	$538,293
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	38,185	40,890	37,756
Amortization of intangible assets	166,076	156,394	151,434
Amortization of deferred financing costs	4,136	4,003	3,918
Non-cash stock compensation	61,766	63,027	53,133
Gain on disposal of a business	(70,860)	-	-
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	52,597	(404)	32,800
Unbilled receivables	(21,844)	(10,305)	(14,754)
Inventories	(1,150)	6,349	(12,687)
Accounts payable and accrued liabilities	(153)	(20,455)	23,305
Income taxes	3,069	(46,619)	(6,427)
Other, net	936	1,528	(4,218)
Cash provided by operating activities	928,825	840,441	802,553
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,762,883)	(305,379)	(1,074,413)
Capital expenditures	(36,260)	(37,644)	(42,528)
Proceeds from disposal of a business	105,624	-	-
Proceeds from sale of assets	1,126	1,506	2,174
Other, net	(5,939)	(6,588)	(1,096)
Cash used in investing activities	(1,698,332)	(348,105)	(1,115,863)
Cash flows from financing activities:
Proceeds from senior notes	900,000	-	800,000
Payment of senior notes	-	-	(500,000)
Borrowings/(payments) under revolving line of credit, net	180,000	(250,000)	150,000
Principal payments on convertible notes	(4,006)	(561)	(3,702)
Debt issuance costs	(8,044)	-	(7,717)
Cash dividends to stockholders	(100,334)	(79,859)	(49,092)
Treasury stock sales	2,889	2,751	2,449
Stock award tax excess windfall benefit	22,228	21,081	11,709
Proceeds from stock based compensation, net	18,312	10,463	7,944
Redemption premium on convertible debt	(13,126)	(1,518)	(9,124)
Other	(1,677)	(461)	1,166
Cash provided by/(used in) financing activities	996,242	(298,104)	403,633
Effect of exchange rate changes on cash	(58,654)	(43,522)	(1,193)
Net increase in cash and cash equivalents	168,081	150,710	89,130
Cash and cash equivalents, beginning of year	610,430	459,720	370,590
Cash and cash equivalents, end of year	$778,511	$610,430	$459,720
Supplemental disclosures:
Cash paid for:
Interest	$79,225	$74,446	$94,648
Income taxes, net of refunds received	$280,801	$300,969	$210,540
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$1,876,984	$324,717	$1,275,827
Liabilities assumed	(114,101)	(19,338)	(201,414)
Cash paid, net of cash acquired	$1,762,883	$305,379	$1,074,413
See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013

(1)	Summary of Accounting Policies

Basis of Presentation - Effective April 24, 2015, Roper Industries, Inc. changed its name to Roper Technologies, Inc. in order to reflect its continued evolution to a diversified technology company.

These financial statements present consolidated information for Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company"). All significant intercompany accounts and transactions have been eliminated.  The Company has a minority investment which is not consolidated in its results.  The original investment, made in 2007, was $11.5 million.  During the year ended December 31, 2015, the Company determined, based on deterioration in earnings performance, that impairment of the investment was likely, and performed an estimated fair value calculation using an earnings multiples methodology.  The resulting value was determined to be $2 million, generating an impairment loss of $9.5 million which was reported as Other income/(expense) in the consolidated statement of earnings.

The December 31, 2014 consolidated balance sheet has been adjusted due to the retrospective early adoption of an accounting standard update ("ASU") which requires that Roper's senior notes be shown net of debt issuance costs.  The Other assets and Long-term debt, net of current portion line items on the December 31, 2014 consolidated balance sheet were reduced by $13 million.

The Company also early adopted the provisions of an ASU requiring deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet.  The ASU allowed for early adoption as of the beginning of an interim or annual reporting period, as well as the option to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to adopt on a prospective basis in the fourth quarter of 2015.  No prior periods were adjusted.

Nature of the Business - Roper is a diversified technology company.  The Company operates businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, food, energy, water, education and academic research.

Accounts Receivable - Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $12.4 million and $13.7 million at December 31, 2015 and 2014, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2015 and  $40 million at December 31, 2014.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies.  Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  In the assessment of contingencies as of December 31, 2015, management concluded that no accrual was necessary and that there were no matters for which there was a reasonable possibility of a material loss.

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

	Years ended December 31,
	2015	2014	2013
Basic weighted-average shares outstanding	100,616	99,916	99,123
Effect of potential common stock:
Common stock awards	887	816	891
Senior subordinated convertible notes	94	152	195
Diluted weighted-average shares outstanding	101,597	100,884	100,209

As of and for the years ended December 31, 2015, 2014 and 2013, there were 618,220, 764,333 and 614,850 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results.  Translation adjustments are reflected as a component of other comprehensive income.  Foreign currency transaction gains and losses are recorded in the consolidated statement of earnings as other income/(expense).  The gain or loss included in pre-tax income was a net loss of $0.7 million for the year ended December 31, 2015, a net gain of $0.2 million for the year ended December 31, 2014 and a net loss of $3.9 million for the year ended December 31, 2013.

Goodwill and Other Intangibles - Roper accounts for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value). When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, then performance of the two-step quantitative impairment test is required. The first step of the quantitative process utilizes both an income approach (discounted cash flows) and a market approach consisting of a comparable public company earnings multiples methodology to estimate the fair value of a reporting unit.  To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations.  If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the estimated fair value, the goodwill of the reporting unit is potentially impaired and then the second quantitative step would be completed in order to measure the impairment loss by calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, a non-cash impairment loss is recognized.
When performing the quantitative assessment, key assumptions used in the income and market methodologies are updated when the analysis is performed for each reporting unit.  Various assumptions are utilized including forecasted operating results, strategic plans, economic projections, anticipated future cash flows, the weighted-average cost of capital, comparable transactions, market data and earnings multiples.  The assumptions that have the most significant effect on the fair value calculations are the anticipated future cash flows, discount rates, and the earnings multiples.  While the Company uses reasonable and timely information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Roper has 32 reporting units with individual goodwill amounts ranging from zero to $1.2 billion.  In 2015, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. The Company determined that impairment of goodwill was not likely in 29 of its reporting units and thus was not required to perform a quantitative analysis for these reporting units. For the remaining three reporting units, the Company performed its quantitative analysis and concluded that the fair value of each of these three reporting units was in excess of its carrying value, with no impairment indicated as of December 31, 2015.   Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of Roper's reporting units.

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

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value.  Roper first qualitatively assesses whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount.  If necessary, Roper conducts a quantitative review using the relief-from-royalty method, which management believes to be an acceptable methodology due to its common use by valuations specialists in determining the fair value of intangible assets.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets.  The fair value of each trade name is determined by applying a royalty rate to a projection of net sales discounted using a risk adjusted rate of capital.  Each royalty rate is determined based on the profitability of the reporting unit to which it relates and observed market royalty rates.  Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches or other variables.  Reporting units resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into Roper's enterprise and positioned for improved future sales growth.

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2015.

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

Impairment of Long-Lived Assets - The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets, that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or life of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value or revision to remaining life is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets' current carrying value, thereby possibly requiring an impairment charge or acceleration of depreciation or amortization expense in the future.

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States' treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2015, the amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.25 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

The Company early adopted the provisions of an ASU requiring deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet.  The ASU allowed for early adoption as of the beginning of an interim or annual reporting period, as well as the option to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to adopt on a prospective basis in the fourth quarter of 2015.  No prior periods were adjusted.

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

Interest Rate Risk - The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  Interest rate swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the swap and the hedged item are recorded as interest expense in current earnings.  There were no interest rate swaps outstanding at December 31, 2015.

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

Recently Released Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Any ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company's results of operations, financial position or cash flows.

In September 2015, the FASB issued an update providing guidance to simplify the accounting for measurement period adjustments. This update, effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company does not expect the update to have a material impact on its results of operations, financial condition or cash flows.

In July 2015, the FASB issued an update providing guidance to simplify the measurement of inventory. This update, effective for fiscal years beginning after December 15, 2016, requires that inventory within the scope of the update be measured at the lower of cost and net realizable value. The Company does not expect the update to have a material impact on its results of operations, financial condition or cash flows.

In April 2015, the FASB issued an update providing guidance to determine whether the fee paid by an entity for a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. A cloud computing arrangement that does not include a software license should be accounted for as a service contract.  The update is effective for annual periods beginning after December 15, 2015, and may be adopted prospectively or retrospectively.  The Company does not expect this update to have a material impact on its results of operations, financial condition or cash flows.

In June 2014, the FASB issued an update to the accounting for stock compensation. These updates, effective for fiscal years beginning after December 15, 2015, modify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Company does not expect this update to have an impact on its results of operations, financial condition or cash flows.

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

Research and Development - Research and development ("R&D") costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $164.2 million, $147.9 million and $145.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenue Recognition - The Company recognizes revenue when all of the following criteria are met:

●	persuasive evidence of an arrangement exists;
●	delivery has occurred or services have been rendered;
●	the seller's price to the buyer is fixed or determinable; and
●	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction and software projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of $253 million, $266 million and $205 million for the years ended December 31, 2015, 2014 and 2013, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software balances, net of accumulated amortization, were $4.6 million and $4.7 million at December 31, 2015 and 2014, respectively.

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

(2)	Business Acquisitions and Divestitures

2015 Acquisitions – During the year ended December 31, 2015, Roper completed eight business combinations.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

The results of the following acquisitions are reported in the Medical & Scientific Imaging segment:

·	Strata - On January 21, 2015, Roper acquired 100% of the shares of Strata Decision Technologies LLC ("Strata"), a provider of planning and budget software for health care providers.
·	Softwriters - On February 9, 2015, Roper acquired 100% of the shares of Softwriters Inc., a provider of long-term care pharmacy operating software.
·	Data Innovations - On March 4, 2015, Roper acquired 100% of the shares of Data Innovations LLC, a provider of clinical and blood laboratory middleware.
·	AHP - On September 4, 2015, Roper acquired the assets of Atlantic Health Partners LLC ("AHP"), a group purchasing organization specializing in vaccines for the physician marketplace.
·	Atlas - On October 26, 2015, Roper acquired 100% of the shares of Atlas Database Software Corp. ("Atlas"), a provider of clinical process integration to private and public health sectors.

The results of the following acquisitions are reported in the RF Technology segment:

·	On Center - On July 20, 2015, Roper acquired 100% of the shares of On Center Software LLC ("On Center"), a provider of construction automation technology.
·	RF IDeas - On September 1, 2015, Roper acquired 100% of the shares of RF IDeas, Inc., a provider of proprietary identification card technology solutions.
·	Aderant - On October 21, 2015, Roper acquired 100% of the shares of Aderant Holdings, Inc. ("Aderant"), a provider of comprehensive software solutions for law and other professional services firms.

The aggregate purchase price for the 2015 acquisitions was $1.8 billion, paid in cash.  Roper purchased the businesses to expand upon existing software, supply chain and medical platforms.

The Company expensed transaction costs of $5.9 million related to the acquisitions as corporate general and administrative expenses, as incurred.

The Company recorded $1.2 billion in goodwill and $731 million in other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final intangibles valuations and tax-related adjustments.  The majority of the goodwill recorded is not expected to be deductible for tax purposes.  Of the $731 million of intangible assets acquired, $51 million was assigned to trade names that are not subject to amortization. The remaining $680 million of acquired intangible assets have a weighted-average useful life of 17 years. The intangible assets that make up that amount include customer relationships of $541 million (19 year weighted-average useful life), unpatented technology of $100 million (8 year weighted-average useful life) and software of $39 million (6 year weighted-average useful life).

Divestiture of Abel - On October 2, 2015, Roper completed the sale of Abel Pumps ("Abel") for $106 million (€95 million), net of cash divested.  The pretax gain on the divestiture was $70.9 million, which is reported as Other income/(expense), net on the consolidated statement of earnings. The gain resulted in tax expense of $46 million as well as a future tax benefit of $11 million.

The year to date pretax income of Abel was $5.9 million for the period ended October 2, 2015, and $10.3 million and $9.2 million for the years ended December 31, 2014 and 2013, respectively.  Abel was reported in the Industrial Technology segment.

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

The Company recorded $208 million in goodwill and $99 million in other identifiable intangibles in connection with the acquisitions.  The majority of the goodwill recorded is not expected to be deductible for tax purposes.  Of the $99 million of intangible assets acquired, $7 million was assigned to trade names that are not subject to amortization. The remaining $92 million of acquired intangible assets have a weighted-average useful life of 17 years. The intangible assets that make up that amount include customer relationships of $82 million (19 year weighted-average useful life), unpatented technology of $7 million (6 year weighted-average useful life), software of $2 million (4 year weighted-average useful life) and backlog of $1 million (1 year weighted-average useful life).

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

On October 4, 2013, the Company paid $54 million in cash to acquire 100% of the shares of Advanced Sensors, Ltd. ("Advanced Sensors"), a company which manufactures and supports oil-in-water analyzers for the oil and gas industries, in order to expand the Company's product line.  Advanced Sensors is reported in the Energy Systems & Controls segment.  The Company recorded $28 million in goodwill and $28 million of other identifiable intangibles in connection with the acquisition.

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

The Company expensed transaction costs of $3.3 million related to the acquisitions as corporate general and administrative expenses, as incurred.

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2015	2014
Raw materials and supplies	$120,811	$124,103
Work in process	22,979	29,358
Finished products	80,118	79,184
Inventory reserves	(34,040)	(38,879)
	$189,868	$193,766

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2015	2014
Land	$2,488	$4,130
Buildings	79,182	80,775
Machinery and other equipment	319,416	320,697
	401,086	405,602
Accumulated depreciation	(295,576)	(294,726)
	$105,510	$110,876

Depreciation and amortization expense related to property, plant and equipment was $38,185, $40,890 and $37,756 for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2013	$2,435,506	$1,254,294	$425,501	$434,697	$4,549,998
Goodwill acquired	174,347	33,596	-	-	207,943
Currency translation adjustments	(18,847)	(7,102)	(16,537)	(8,002)	(50,488)
Reclassifications and other	3,350	-	-	(112)	3,238
Balances at December 31, 2014	$2,594,356	$1,280,788	$408,964	$426,583	$4,710,691
Goodwill acquired	476,106	720,345	-	-	1,196,451
Goodwill written off related to divestiture of business	-	-	(20,524)	-	(20,524)
Currency translation adjustments	(31,556)	(7,667)	(14,407)	(8,386)	(62,016)
Reclassifications and other	291	(167)	-	-	124
Balances at December 31, 2015	$3,039,197	$1,993,299	$374,033	$418,197	$5,824,726

Reclassifications and other during the year ended December 31, 2015 were due primarily to tax and intangible adjustments for 2014 acquisitions, and during the year ended December 31, 2014 were due primarily to immaterial out of period corrections of tax adjustments for Sunquest that were not material in the current or prior periods.  See Note 2 for information regarding acquisitions and divestitures.

Other intangible assets were comprised of (in thousands):

	Cost	Accum. amort.	Net book value
Assets subject to amortization:
Customer related intangibles	$1,975,334	$(543,594)	$1,431,740
Unpatented technology	217,260	(134,702)	82,558
Software	156,449	(62,882)	93,567
Patents and other protective rights	26,463	(18,325)	8,138
Backlog	1,100	(443)	657
Trade names	622	(72)	550
Assets not subject to amortization:
Trade names	361,519	-	361,519
Balances at December 31, 2014	$2,738,747	$(760,018)	$1,978,729

Assets subject to amortization:
Customer related intangibles	$2,448,509	$(602,615)	$1,845,894
Unpatented technology	270,170	(117,405)	152,765
Software	161,201	(44,298)	116,903
Patents and other protective rights	24,160	(18,659)	5,501
Backlog	700	(700)	-
Trade names	595	(122)	473
Assets not subject to amortization:
Trade names	407,460	-	407,460
Balances at December 31, 2015	$3,312,795	$(783,799)	$2,528,996

Amortization expense of other intangible assets was $164 million, $153 million, and $147 million during the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense is expected to be $188 million in 2016, $178 million in 2017, $170 million in 2018, $162 million in 2019 and $156 million in 2020.

(6)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2015	2014
Interest	$19,776	$18,275
Customer deposits	15,094	16,392
Commissions	12,079	12,025
Warranty	10,183	9,537
Accrued dividend	30,436	25,032
Rebates	16,511	12,968
Billings in excess of cost	5,464	14,135
Other	58,970	52,374
	$168,513	$160,738

(7)	Income Taxes

Earnings before income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following components (in thousands):

	2015	2014	2013
United States	$710,614	$665,219	$517,432
Other	291,731	256,237	236,698
	$1,002,345	$921,456	$754,130

Components of income tax expense for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Current:
Federal	$229,224	$218,302	$166,430
State	22,041	37,155	12,577
Foreign	71,507	56,107	40,451
Deferred:
Domestic	(10,134)	(30,664)	(1,965)
Foreign	(6,360)	(5,477)	(1,656)
	$306,278	$275,423	$215,837

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(3.3)	(3.9)	(4.1)
R&D tax credits	(0.5)	(0.4)	(0.5)
State taxes, net of federal benefit	2.0	2.0	1.9
Section 199 deduction	(1.3)	(1.6)	(1.8)
Other, net	(1.3)	(1.2)	(1.9)
	30.6%	29.9%	28.6%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):
	2015	2014
Deferred tax assets:
Reserves and accrued expenses	$146,014	$130,508
Inventories	9,309	10,186
Net operating loss carryforwards	45,616	41,480
R&D credits	8,504	7,145
Foreign tax credits	7,940	-
Valuation allowance	(19,338)	(16,169)
Total deferred tax assets	$198,045	$173,150
Deferred tax liabilities:
Reserves and accrued expenses	$11,222	$27,981
Amortizable intangible assets	962,143	798,502
Plant and equipment	4,004	4,741
Total deferred tax liabilities	$977,369	$831,224

At December 31, 2015, the Company had approximately $17.5 million of tax-effected U.S. federal net operating loss carryforwards that if not utilized will expire in years 2023 through 2035. The U.S. federal net operating loss carryforwards increased from 2014 to 2015 primarily due to to additional net operating losses obtained through a recent acquisition.  In a recent acquisition, the consolidated group obtained U.S. federal net operating losses subject to an IRC Section 382 limitation; however, the Company expects to utilize the losses in their entirety prior to expiration.  The Company has approximately $22.9 million of tax-effected state net operating loss carryforwards (without regard to federal benefit of state) that if not utilized will expire in years 2016 through 2035. The state net operating loss carryforwards are primarily related to Florida, Georgia and New Jersey, but the Company has smaller net operating losses in various other states.  The Company has approximately $13.1 million of tax-effected foreign net operating loss carryforwards that if not utilized will begin to expire in 2016, while some do not have a definite expiration. Additionally, the Company has $12.4 million of U.S. federal and state research and development tax credit carryforwards (without regard to federal benefit of state) that will expire in years 2019 through 2035 and $7.9 million of U.S. federal foreign tax credits that, if not utilized, will expire in 2025.

As of December 31, 2015, the Company determined that a total valuation allowance of $19.3 million was necessary to reduce U.S. deferred tax assets by $11.0 million and foreign deferred tax assets by $8.3 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  As of December 31, 2015, based on the Company's estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, the Company believes that it is more likely than not that the remaining net deferred tax assets will be realized.

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Beginning balance	$28,567	$26,924	$24,865
Additions for tax positions of prior periods	3,525	6,532	3,055
Additions for tax positions of the current period	3,299	5,571	1,639
Additions due to acquisitions	6,177	-	5,026
Reductions for tax positions of prior periods	(12,206)	(1,008)	(3,675)
Reductions for tax positions of the current period
Settlements with taxing authorities	(142)	(518)	-
Lapse of applicable statute of limitations	(3,080)	(8,934)	(3,986)
Ending balance	$26,140	$28,567	$26,924

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $24.2 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled a benefit of $1.8 million in 2015. Accrued interest and penalties were $3.4 million at December 31, 2015 and $5.2 million at December 31, 2014. During the next twelve months, the unrecognized tax benefits are expected to decrease by a net $3.2 million, due mainly to anticipated statute of limitations lapses in various jurisdictions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state, city and foreign jurisdictions. The Company's federal income tax returns for 2013 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. At December 31, 2015, the Internal Revenue Service has been and is continuing to examine the Company's income tax returns for the years 2013 and 2014. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

(8)	Long-Term Debt

On July 27, 2012, Roper entered into a $1.5 billion unsecured credit facility (the "2012 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders.  The 2012 Facility included a provision which allowed Roper, subject to compliance with specified conditions, to request term loans or additional revolving credit commitments in an aggregate amount not to exceed $350 million.  On October 28, 2015, Roper increased its revolving credit capacity by $350 million, bringing the total revolving credit facility to $1.85 billion.  At December 31, 2015, there were $180 million of outstanding borrowings under the 2012 Facility.

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

The Company was in compliance with its debt covenants throughout the years ended December 31, 2015 and 2014.

On December 7, 2015, the Company completed a public offering of $600 million aggregate principal amount of 3.00% senior unsecured notes due December 15, 2020 and $300 million aggregate principal amount of 3.85% senior unsecured notes due December 15, 2025.  The notes bear interest at a fixed rate of 3.00% and 3.85% per year, respectively, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2016.

On June 6, 2013, the Company completed a public offering of $800 million aggregate principal amount of 2.05% senior unsecured notes due October 1, 2018.  The notes bear interest at a fixed rate of 2.05% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2013.

On November 21, 2012, Roper completed a public offering of $400 million aggregate principal amount of 1.85% senior unsecured notes due November 15, 2017 and $500 million aggregate principal amount of 3.125% senior unsecured notes due November 15, 2022.  The notes bear interest at a fixed rate of 1.85% and 3.125% per year, respectively, payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2013.

In September 2009, the Company completed a public offering of $500 million aggregate principal amount of 6.25% senior unsecured notes due September 1, 2019.  The notes bear interest at a fixed rate of 6.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2010.

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

Other debt includes $4 million of senior subordinated convertible notes due December 31, 2034.

Total debt at December 31 consisted of the following (in thousands):
	2015	2014
$1.85 billion revolving credit facility	$180,000	$-
2017 Notes	400,000	400,000
2018 Notes	800,000	800,000
2019 Notes	500,000	500,000
2020 Notes	600,000	-
2022 Notes	500,000	500,000
2025 Notes	300,000	-
Senior Subordinated Convertible Notes	4,179	8,003
Other	4,435	6,120
Less unamortized debt issuance costs	(17,392)	(12,749)
Total debt	3,271,222	2,201,374
Less current portion	6,805	11,092
Long-term debt	$3,264,417	$2,190,282

As disclosed in Note 1, the Company early adopted the ASU issued in April 2015 requiring the Company to present debt issuance costs related to the senior notes as a direct deduction from the principal amount on the consolidated balance sheets. The update required retrospective adoption, and the 2014 consolidated balance sheet has been adjusted by reducing both Other assets (long-term) and Long-term debt, net of current portion by $13 million, the amount of unamortized debt issuance costs related to Roper's senior notes at December 31, 2014.

The 2012 Facility and Roper's $3.1 billion senior notes provide substantially all of Roper's daily external financing requirements. The interest rate on the borrowings under the 2012 Facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2015, Roper's debt consisted of $3.1 billion of senior notes and $4 million of senior subordinated convertible notes. In addition, the Company had $4 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper's non-U.S. businesses and $43 million of outstanding letters of credit at December 31, 2015.

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

At December 31, 2015, the conversion price on the outstanding Convertible Notes was $511.62. If converted at December 31, 2015, the value would have exceeded the $4 million principal amount of the Convertible Notes by $16 million and could have resulted in the issuance of 81,778 shares of the Company's common stock.

Future maturities of total debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2016	$6,805
2017	581,296
2018	800,460
2019	500,053
2020	600,000
Thereafter	800,000
Total	$3,288,614

(9)	Fair Value

Roper's debt at December 31, 2015 included $3.1 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 2017 Notes	$398
$800 million 2018 Notes	795
$500 million 2019 Notes	553
$600 million 2020 Notes	599
$500 million 2022 Notes	488
$300 million 2025 Notes	304

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt included $4 million of fixed-rate convertible notes which were at fair value due to the short-term nature of the notes.  Most of Roper's other borrowings at December 31, 2015 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for each of these borrowings at December 31, 2015 was estimated to be the face value of these borrowings.

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related all such plans were $20.4 million, $19.5 million and $16.5 million for 2015, 2014 and 2013, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

The Roper Technologies, Inc. Amended and Restated 2006 Incentive Plan ("2006 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to the Company's employees, officers, directors and consultants. The 2006 Plan replaced the Amended and Restated 2000 Incentive Plan ("2000 Plan"), and no additional grants will be made from the 2000 Plan.  The number of shares reserved for issuance under the 2006 Plan is 14,000,000, plus 17,000 remaining shares that were available to grant under the 2000 Plan at June 28, 2006, plus any shares underlying outstanding awards under the 2000 Plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to June 28, 2006. At December 31, 2015, 3,175,605 shares were available to grant.

Under the Roper Technologies, Inc., Employee Stock Purchase Plan ("ESPP"), all employees in the U.S. and Canada are eligible to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of its common stock at the beginning and end of a quarterly offering period. Common stock sold to the employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

Stock based compensation expense for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions):

	2015	2014	2013
Stock based compensation	$61.8	$63.0	$53.4
Tax benefit recognized in net income	21.6	22.1	18.7
Windfall tax benefit, net	22.2	21.5	16.0

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of three to five years from the grant date and expire ten years after the grant date. The Company recorded $15.3 million, $16.6 million, and $16.9 million of compensation expense relating to outstanding options during 2015, 2014 and 2013, respectively, as a component of general and administrative expenses, primarily at corporate.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee forfeitures, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted in 2015, 2014 and 2013 were calculated using the following weighted-average assumptions:

	2015	2014	2013
Weighted-average fair value ($)	33.98	34.95	37.08
Risk-free interest rate (%)	1.53	1.63	0.86
Average expected option life (years)	5.10	5.22	5.19
Expected volatility (%)	22.17	27.01	36.09
Expected dividend yield (%)	0.62	0.58	0.56

The following table summarizes the Company's activities with respect to its stock option plans for the years ended December 31, 2015 and 2014:

	Number of shares	Weighted-average exercise price per share	Weighted-average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2014	2,988,436	$74.00
Granted	650,000	137.05
Exercised	(587,661)	55.98
Canceled	(69,664)	116.29
Outstanding at December 31, 2014	2,981,111	90.48	6.37	$196,378,239
Granted	628,155	162.77
Exercised	(400,050)	82.50
Canceled	(91,600)	142.36
Outstanding at December 31, 2015	3,117,616	104.54	6.08	$265,782,636
Exercisable at December 31, 2015	1,935,351	$78.76	4.55	$214,879,670

The following table summarizes information for stock options outstanding at December 31, 2015:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$38.46 - 57.68	896,590	$53.04	2.4	896,590	$53.04
57.69 - 76.91	298,733	72.65	5.1	298,733	72.65
76.92 - 96.14	295,684	93.16	6.1	294,434	93.15
96.15 - 115.37	310,597	114.82	7.0	200,319	114.60
115.38 - 134.60	562,626	130.96	8.0	195,520	130.52
134.61- 153.82	272,036	144.28	8.7	37,422	142.12
153.83 - 173.05	413,350	165.00	9.2	11,000	156.57
173.06 - 192.28	68,000	181.14	9.7	1,333	175.00
$38.46 - 192.28	3,117,616	$104.54	6.1	1,935,351	$78.76

At December 31, 2015, there was $26.5 million of total unrecognized compensation expense related to nonvested options granted under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $36.9 million, $50.3 million and $28.8 million, respectively. Cash received from option exercises under all plans in 2015 and 2014 was $33.0 million and $32.5 million, respectively.

Restricted Stock Grants - During 2015 and 2014, the Company granted 437,035 and 375,060 shares, respectively, of restricted stock to certain employee and director participants under the 2006 Plan. Restricted stock grants generally vest over a period of 1 to 3 years. The Company recorded $46.5 million, $46.4 million and $36.5 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2015, 2014 and 2013, respectively.  A summary of the Company's nonvested shares activity for 2015 and 2014 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2013	573,850	$103.44
Granted	375,060	142.30
Vested	(378,994)	153.16
Forfeited	(27,361)	106.60
Nonvested at December 31, 2014	542,555	$130.29
Granted	437,035	159.32
Vested	(243,423)	183.10
Forfeited	(26,892)	148.82
Nonvested at December 31, 2015	709,275	$183.90

At December 31, 2015, there was $62.2 million of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.  Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder's equity at December 31, 2015.

Employee Stock Purchase Plan - During 2015, 2014 and 2013, participants of the ESPP purchased 18,132, 20,368 and 20,211 shares, respectively, of Roper's common stock for total consideration of $2.9 million, $2.8 million, and $2.4 million, respectively. All of these shares were purchased from Roper's treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2015, 2014 and 2013.

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

Roper's rent expense was $40.2 million, $38.4 million and $39.8 million for 2015, 2014 and 2013, respectively. Roper's future minimum property lease commitments are as follows (in millions):

2016	$36.7
2017	31.1
2018	20.6
2019	14.3
2020	11.6
Thereafter	32.5
Total	$146.8

A summary of the Company's warranty accrual activity is presented below (in thousands):
	2015	2014	2013
Balance, beginning of year	$9,537	$14,336	$9,755
Additions charged to costs and expenses	14,284	13,396	20,387
Deductions	(13,059)	(18,078)	(15,697)
Other	(579)	(117)	(109)
Balance, end of year	$10,183	$9,537	$14,336

Other included warranty balances at acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments, reclassifications and other.

As of December 31, 2015, Roper had $43 million of letters of credit issued to guarantee its performance under certain services contracts or to support certain insurance programs and $505 million of outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(13)	Segment and Geographic Area Information

Roper's operations are reported in four segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Medical & Scientific Imaging, RF Technology, Industrial Technology and Energy Systems & Controls. The Medical & Scientific Imaging segment offers medical products and software, high performance digital imaging products and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, card readers, software-as-a-service applications in the freight matching and food industries, comprehensive business software for legal and construction firms and utility metering and remote monitoring applications.  Products included within the Industrial Technology segment are water and fluid handling pumps, flow measurement and metering equipment, industrial valves and controls, materials analysis equipment and consumables and industrial leak testing. The Energy Systems & Controls segment's products include control systems, equipment and consumables for fluid properties testing, vibration sensors and other non-destructive inspection and measurement products and services.  Roper's management structure and internal reporting are aligned consistently with these four segments.

There were no material transactions between Roper's business segments during 2015, 2014 and 2013. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, deferred tax assets, recoverable insurance claims, deferred compensation assets and property and equipment.

Selected financial information by business segment for 2015, 2014 and 2013 follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Corporate	Total
2015
Net sales	$1,215,318	$1,033,951	$745,381	$587,745	$-	$3,582,395
Operating profit	441,931	312,112	214,538	162,128	(102,791)	1,027,918
Assets:
Operating assets	265,520	293,004	182,544	194,898	9,080	945,046
Intangible assets, net	4,451,028	2,848,911	513,155	540,628	-	8,353,722
Other	121,461	117,596	67,832	113,014	449,694	869,597
Total						10,168,365
Capital expenditures	12,642	10,758	9,179	3,276	405	36,260
Depreciation and other amortization	105,928	56,877	19,912	21,254	290	204,261
2014
Net sales	$1,080,309	$950,227	$827,145	$691,813	$-	$3,549,494
Operating profit	375,867	271,177	247,596	203,021	(98,188)	999,473
Assets:
Operating assets	232,380	270,458	220,115	219,284	7,002	949,239
Intangible assets, net	3,842,180	1,720,977	557,593	568,670	-	6,689,420
Other*	147,529	65,636	120,681	223,831	203,849	761,526
Total						8,400,185
Capital expenditures	11,430	10,521	10,713	4,634	346	37,644
Depreciation and other amortization	93,683	58,702	21,135	23,281	483	197,284
2013
Net sales	$902,281	$904,363	$779,564	$651,920	$-	$3,238,128
Operating profit	268,172	253,532	223,053	183,679	(86,075)	842,361
Assets:
Operating assets	237,681	266,026	232,505	214,926	15,325	966,463
Intangible assets, net	3,682,465	1,725,597	583,822	597,250	-	6,589,134
Other*	152,211	62,576	75,215	167,879	155,642	613,523
Total*						8,169,120
Capital expenditures	10,231	10,190	17,043	4,952	112	42,528
Depreciation and other amortization	85,177	60,590	21,551	21,353	519	189,190

*Other assets have been adjusted due to the adoption of a recent ASU regarding presentation of debt issuance costs (see Note 1).  These adjustments were $12,749 and $15,861 for the years ended December 31, 2014 and 2013, respectively.

Summarized data for Roper's U.S. and foreign operations (principally in Canada, Europe and Asia) for 2015, 2014 and 2013, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):
	United States	Non-U.S.	Eliminations	Total
2015
Sales to unaffiliated customers	$2,829,752	$752,643	$-	$3,582,395
Sales between geographic areas	135,363	119,006	(254,369)	-
Net sales	$2,965,115	$871,649	$(254,369)	$3,582,395
Long-lived assets	$133,522	$21,960	$-	$155,482
2014
Sales to unaffiliated customers	$2,661,470	$888,024	$-	$3,549,494
Sales between geographic areas	159,049	119,175	(278,224)	-
Net sales	$2,820,519	$1,007,199	$(278,224)	$3,549,494
Long-lived assets	$134,855	$30,781	$-	$165,636
2013
Sales to unaffiliated customers	$2,400,592	$837,536	$-	$3,238,128
Sales between geographic areas	141,529	121,431	(262,960)	-
Net sales	$2,542,121	$958,967	$(262,960)	$3,238,128
Long-lived assets	$135,157	$36,266	$-	$171,423

Export sales from the U.S. during the years ended December 31, 2015, 2014 and 2013 were $481 million, $477 million and $479 million, respectively. In the year ended December 31, 2015, these exports were shipped primarily to Asia (36%), Europe (17%), Canada (15%), Middle East (18%), South America (5%), South Pacific (3%) and other (6%).

Sales to customers outside the U.S. accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper's net sales for the years ended December 31, 2015, 2014 and 2013 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
2015
Canada	$23,737	$45,506	$65,826	$23,883	$158,952
Europe	167,698	57,581	97,938	129,021	452,238
Asia	112,732	10,019	60,817	132,088	315,656
Middle East	15,877	54,165	4,220	50,227	124,489
Rest of the world	20,417	10,761	24,471	55,074	110,723
Total	$340,461	$178,032	$253,272	$390,293	$1,162,058
2014
Canada	$24,997	$45,811	$106,598	$31,831	$209,237
Europe	185,263	54,330	121,909	157,391	518,893
Asia	107,695	7,555	61,552	143,524	320,326
Middle East	9,997	34,241	3,824	42,988	91,050
Rest of the world	28,722	9,333	26,134	78,186	142,375
Total	$356,674	$151,270	$320,017	$453,920	$1,281,881

2013
Canada	$25,502	$45,954	$109,361	$34,260	$215,077
Europe	168,394	62,825	108,644	153,807	493,670
Asia	103,931	8,134	65,622	136,934	314,621
Middle East	9,361	44,341	3,865	32,444	90,011
Rest of the world	17,856	11,865	26,716	82,956	139,393
Total	$325,044	$173,119	$314,208	$440,401	$1,252,772

(14)	Concentration of Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

The Company maintains cash and cash equivalents with various major financial institutions around the world. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. Government. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Trade receivables subject the Company to the potential for credit risk with customers. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition.

(15)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2015
Net sales	$865,281	$889,541	$883,933	$943,640
Gross profit	518,161	533,911	533,483	579,091
Income from operations	246,896	251,974	250,371	278,677
Net earnings	155,773	171,280	160,417	208,597

Earnings from continuing operations per common share:
Basic	1.55	1.70	1.59	2.07
Diluted	1.54	1.69	1.58	2.05

2014
Net sales	$834,052	$885,175	$884,122	$946,145
Gross profit	488,936	523,182	524,040	565,741
Income from operations	223,400	246,666	245,658	283,749
Net earnings	147,226	157,361	155,510	185,936

Earnings from continuing operations per common share:
Basic	1.48	1.58	1.55	1.86
Diluted	1.46	1.56	1.54	1.84

The sum of the four quarters may not agree with the total for the year due to rounding.

(16)	Subsequent Event

In the period following December 31, 2015 but before the filing date of this Annual Report, Roper acquired CliniSys Group Ltd. ("CliniSys"), a provider of medical laboratory software headquartered in the United Kingdom for £170 million in cash.  Roper purchased CliniSys to expand upon existing medical software platforms.  Purchase accounting has not been completed as of the filing date, and no supplemental pro forma data has been provided as the acquisition is immaterial.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
Schedule II – Consolidated Valuation and Qualifying Accounts
 Years ended December 31, 2015, 2014 and 2013

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2015	$13,694	$1,536	$(4,128)	$1,302	$12,404
2014	14,992	2,357	(3,355)	(300)	13,694
2013	15,976	1,350	(2,992)	658	14,992
Reserve for inventory obsolescence
2015	$38,879	$8,616	$(9,049)	$(4,406)	$34,040
2014	43,452	8,621	(11,833)	(1,361)	38,879
2013	41,967	11,360	(9,696)	(179)	43,452

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded acquisitions completed during 2015 from its assessment of internal control over financial reporting as of December 31, 2015.  These acquisitions are wholly-owned subsidiaries whose excluded aggregate assets represent 1.6%, and whose aggregate total revenues represent 3.8%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2015 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on May 27, 2016 ("2016 Proxy Statement"), as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information required by this item by reference to our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, we incorporate the information required by this item by reference to our 2016 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	3,117,616	$104.54
Restricted stock awards(2)	709,275	-
Subtotal	3,826,891		3,175,605
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	3,826,891	$-	3,175,605

(1)	Consists of the Amended and Restated 2006 Incentive Plan.
(2)	The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information required by this item by reference to our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Earnings for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the Years ended December 31, 2015, 2014 and 2013

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)3.1	Amended and Restated Certificate of Incorporation.
(b)3.2	Amended and Restated By-Laws.
(c)3.3	Certificate of Amendment, amending Restated Certificate of Incorporation.
(d)3.4	Certificate Eliminating References to Registrant's Series A Preferred Stock from the Certificate of Incorporation of Registrant dated November 16, 2006.
(e)3.5	Certificate of Amendment, amending Restated Certificate of Incorporation.
(f)4.2	Indenture between Registrant and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(g)4.4	First Supplemental Indenture between Registrant and SunTrust Bank, dated as of December 29, 2003.
(h)4.5	Second Supplemental Indenture between Registrant and SunTrust Bank, dated as of December 7, 2004.
(i)4.6	Indenture between Registrant and Wells Fargo Bank, dated as of August 4, 2008.
(j)4.7	Form of Note.
(k)4.8	Form of 2.05% Senior Notes due 2018.
(l)4.9	Form of 6.25% Senior Notes due 2019.
(m)4.10	Form of 1.85% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.10).
(n)4.12	Form of 3.00% Senior Notes due 2020.
4.13	Form of 3.85% Senior Notes due 2025 (included in Exhibit 4.12).
(o)10.01	Form of Amended and Restated Indemnification Agreement. †
(p)10.02	Employee Stock Purchase Plan, as amended and restated. †
(q)10.03	2000 Stock Incentive Plan, as amended. †
(r)10.04	Non-Qualified Retirement Plan, as amended. †
(s)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †
(t)10.06
Credit Agreement, dated as of July 27, 2012, among Registrant, as parent borrower, the foreign subsidiary borrowers of Registrant from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Ltd., Barclays Bank PLC, Mizuho Corporate Bank, Ltd. and SunTrust Bank, as documentation agents, Wells Fargo Bank, N.A. and Bank of America Securities, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

(u)10.07	Form of Executive Officer Restricted Stock Award Agreement. †
(u)10.08	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(v)10.09	Offer letter for John Humphrey, dated March 31, 2006. †
(w)10.10	Amended and Restated 2006 Incentive Plan. †
(x)10.11	Form of Restricted Stock Agreement for Non-Employee Directors. †
(x)10.12	Form of Restricted Stock Agreement for Employees. †
(x)10.14	Form of Non-Statutory Stock Option Agreement. †
(y)10.15	Director Compensation Plan, as amended. †
(z)10.16	David B. Liner offer letter dated July 21, 2005. †
(z)10.17	Amendment to John Humphrey offer letter. †
(z)10.18	Amendment to David B. Liner offer letter. †
(aa)10.19	Form of director and officer indemnification agreement. †
10.20
[First] Amendment dated October 28, 2015, to Credit Agreement dated as of July 27, 2012, among Registrant as parent borrower, the foreign subsidiary borrowers of Registrant from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Ltd., Barclays Bank PLC, Mizuho Corporate Bank, Ltd. and SunTrust Bank, as documentation agents, Wells Fargo Bank, N.A. and Bank of America Securities, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, filed herewith.

21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

a)	Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K/A filed April 28, 2014 (file no. 1-12273).
b)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 24, 2012 (file no. 1-12273).
c)	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273)
d)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 17, 2006 (file no. 1-12273).
e)	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007 (file no. 1-12273).
f)	Incorporated herein by reference to Exhibit 4.2 to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
g)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
h)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).
i)	Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
j)	Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3/ASR filed November 25, 2015 (file no. 333-208200).
k)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 6, 2013 (file no. 1-12273).
l)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
m)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
n)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 7, 2015 (file no. 1-12273).
o)	Incorporated herein by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
p)	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
q)	Incorporated herein by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
r)	Incorporated herein by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
s)	Incorporated herein by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
t)	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 2, 2012 (file no. 1-12273).
u)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company's Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
v)	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
w)	Incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
x)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4 and 10.5 to the Company's Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
y)	Incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
z)	Incorporated herein by reference to Exhibits 10.20, 10.21 and 10.23 to the Company's Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
aa)	Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed November 20, 2015 (file no. 1-12273).

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER TECHNOLOGIES, INC.
 (Registrant)

By:	/S/ BRIAN D. JELLISON	February 26, 2016
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 26, 2016
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Executive Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 26, 2016

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 26, 2016

/S/ AMY WOODS BRINKLEY
Amy Woods Brinkley	Director	February 26, 2016

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 26, 2016

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 26, 2016

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 26, 2016

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 26, 2016

/S/ LAURA G. THATCHER
Laura G. Thatcher	Director	February 26, 2016

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 26, 2016

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 26, 2016