Form 10-Q
period 2016-03-31
ROPER TECHNOLOGIES INC
filed 2016-05-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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

The number of shares outstanding of the Registrant's common stock as of April 29, 2016 was 101,200,868.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015

Net sales	$902,423	$865,281
Cost of sales	342,904	347,120
Gross profit	559,519	518,161

Selling, general and administrative expenses	314,528	271,265
Income from operations	244,991	246,896

Interest expense, net	27,413	19,836
Other expense, net	(129)	(679)

Earnings before income taxes	217,449	226,381

Income taxes	66,033	70,608

Net earnings	$151,416	$155,773

Earnings per share:
Basic	$1.50	$1.55
Diluted	1.48	1.54

Weighted average common shares outstanding:
Basic	101,071	100,377
Diluted	102,318	101,361

Dividends declared per common share	$0.30	$0.25

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015

Net earnings	$151,416	$155,773

Other comprehensive gain/(loss), net of tax:
Foreign currency translation adjustments	1,743	(92,010)
Post-retirement benefit plan adjustments	-	(1,063)
Total other comprehensive gain/(loss), net of tax	1,743	(93,073)

Comprehensive income	$153,159	$62,700

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2016	2015
ASSETS:

Cash and cash equivalents	$523,033	$778,511
Accounts receivable, net	514,616	488,271
Inventories, net	196,321	189,868
Unbilled receivables	120,746	122,042
Prepaid income taxes	31,124	-
Other current assets	46,492	39,355
Total current assets	1,432,332	1,618,047

Property, plant and equipment, net	106,212	105,510
Goodwill	5,975,803	5,824,726
Other intangible assets, net	2,622,157	2,528,996
Deferred taxes	31,254	31,532
Other assets	56,650	59,554

Total assets	$10,224,408	$10,168,365

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$140,421	$139,737
Accrued compensation	91,288	119,511
Deferred revenue	275,230	267,030
Other accrued liabilities	185,305	168,513
Income taxes payable	80,879	18,532
Current portion of long-term debt, net	6,365	6,805
Total current liabilities	779,488	720,128

Long-term debt, net of current portion	3,105,340	3,264,417
Deferred taxes	826,425	810,856
Other liabilities	71,920	74,017
Total liabilities	4,783,173	4,869,418

Commitments and contingencies (Note 10)

Common stock	1,031	1,028
Additional paid-in capital	1,438,695	1,419,262
Retained earnings	4,231,589	4,110,530
Accumulated other comprehensive earnings	(211,036)	(212,779)
Treasury stock	(19,044)	(19,094)
Total stockholders' equity	5,441,235	5,298,947

Total liabilities and stockholders' equity	$10,224,408	$10,168,365

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$151,416	$155,773
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9,702	9,880
Amortization of intangible assets	49,549	38,428
Amortization of deferred financing costs	1,359	1,001
Non-cash stock compensation	18,979	13,801
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(16,355)	20,304
Unbilled receivables	2,296	(11,042)
Inventories	(3,907)	(7,680)
Accounts payable and accrued liabilities	(19,731)	8,705
Income taxes payable	20,127	38,837
Other, net	(6,363)	(7,608)
Cash provided by operating activities	207,072	260,399

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(265,248)	(589,577)
Capital expenditures	(9,489)	(9,950)
Proceeds from sale of assets	673	140
Other, net	108	(3,736)
Cash used in investing activities	(273,956)	(603,123)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	(160,000)	415,000
Principal payments on convertible notes	(289)	(3,454)
Cash premiums paid on convertible note conversions	(915)	(11,236)
Debt issuance costs	(63)	-
Cash dividends to stockholders	(30,173)	(25,024)
Proceeds from stock based compensation, net	690	6,267
Stock award tax excess windfall benefit	-	4,093
Treasury stock sales	879	787
Other	(311)	(289)
Cash provided by/(used in) financing activities	(190,182)	386,144

Effect of foreign currency exchange rate changes on cash	1,588	(38,357)

Net increase/(decrease) in cash and cash equivalents	(255,478)	5,063

Cash and cash equivalents, beginning of period	778,511	610,430

Cash and cash equivalents, end of period	$523,033	$615,493

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2015	$1,028	$1,419,262	$4,110,530	$(212,779)	$(19,094)	$5,298,947

Net earnings	-	-	151,416	-	-	151,416
Stock option exercises	-	1,947	-	-	-	1,947
Treasury stock sold	-	829	-	-	50	879
Currency translation adjustments, net of $3,486 tax	-	-	-	1,743	-	1,743
Stock based compensation	-	18,757	-	-	-	18,757
Restricted stock activity	3	(1,261)	-	-	-	(1,258)
Conversion of senior subordinated convertible notes, net of $76 tax	-	(839)	-	-	-	(839)
Dividends declared	-	-	(30,357)	-	-	(30,357)
Balances at March 31, 2016	$1,031	$1,438,695	$4,231,589	$(211,036)	$(19,044)	$5,441,235

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2016

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K ("Annual Report") filed on February 26, 2016 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

In the three month period ended March 31, 2016, Roper early adopted the provisions of an accounting standards update ("ASU") which affected the accounting for share-based payment awards.  The provisions changed the reporting of excess tax benefits and tax deficiencies so that they are now reported in the income statement instead of additional paid-in capital, and the related cash flows are classified as operating activities as compared to the previous classification of financing activities. See Note 2 for additional information regarding the ASU.

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

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

In March 2016, the FASB issued an update on stock compensation.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard in the quarter ended March 31, 2016. The impact of the early adoption resulted in the following:

·
The Company recorded a tax benefit of $1.3 million within income tax expense for the three months ended March 31, 2016 related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company's effective tax rate.

·
The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

·	The Company elected not to change its policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

·
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended March 31, 2016. This increased diluted weighted average common shares outstanding by 318 thousand shares.

In March 2016, the FASB issued an update amending the equity method of accounting, eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for the equity method as a result of an increase in the level of ownership or degree of influence.  The amendments in the update, to be applied prospectively, are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company elected to early adopt on a prospective basis effective January 1, 2016.  The update did not have a material impact on its results of operations, financial condition or cash flows.

In September 2015, the FASB issued an update providing guidance to simplify the accounting for measurement period adjustments. This update, effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted the update effective January 1, 2016.  The update did not have a material impact on its results of operations, financial condition or cash flows.

In April 2015, the FASB issued an update providing guidance to determine whether the fee paid by an entity for a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. A cloud computing arrangement that does not include a software license should be accounted for as a service contract.  The update is effective for annual periods beginning after December 15, 2015, and may be adopted prospectively or retrospectively.  The Company adopted the update prospectively effective January 1, 2016.   The update did not  have a material impact on its results of operations, financial condition or cash flows.

In June 2014, the FASB issued an update to the accounting for stock compensation. This update, effective for fiscal years beginning after December 15, 2015, modifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Company adopted the update prospectively effective January 1, 2016.   The update did not  have a material impact on its results of operations, financial condition or cash flows.

In February 2016, the FASB issued an update on lease accounting. The update, effective for annual reporting periods after December 15, 2018, including interim periods within those annual periods, provides amendments to current lease accounting.  These amendments include the recognition of lease assets and lease liabilities on the balance sheet and disclosing other key information about leasing arrangements. The Company is evaluating the impact of these updates on its results of operations, financial condition and cash flows.

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

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on Roper's senior subordinated convertible notes based upon the trading price of Roper's common stock.  Effective January 1, 2016, Roper adopted an ASU (see Note 2) on a prospective basis which increased the number of potentially dilutive stock options as there is no longer a tax benefit in the calculation of dilutive stock options.  The effects of potential common stock were determined using the treasury stock method.  Weighted average shares outstanding are shown below (in thousands):

	Three months ended March 31,
	2016	2015
Basic shares outstanding	101,071	100,377
Effect of potential common stock:
Common stock awards	1,172	852
Senior subordinated convertible notes	75	132
Diluted shares outstanding	102,318	101,361

For the three months ended March 31, 2016 there were 988,475 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 697,555 outstanding stock options that would have been antidilutive for the three months ended March 31, 2015.

4.    Business Acquisitions

Roper completed two business acquisitions in the first quarter of 2016, with an aggregate purchase price of $264 million using cash on hand.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

On January 7, 2016, Roper acquired 100% of the shares of CliniSys Group, Ltd. ("CliniSys"), a provider of clinical laboratory software headquartered in the United Kingdom.

On March 17, 2016, Roper acquired the assets of PCI Medical, LLC, a provider of medical probe and scope disinfection products.

Both acquisitions are reported in the Medical & Scientific Imaging segment and were acquired to enhance existing platforms and product lines.

The Company recorded $145 million in goodwill and $141 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final intangible valuations and tax-related adjustments.  Of the $141 million intangible assets acquired, $10 million was assigned to trade names that are not subject to amortization.  The remaining $131 million of acquired intangible assets have a weighted average useful life of 17 years.  The amortizable intangible assets include customer relationships of $95 million (20 year weighted average useful life) and unpatented technology of $36 million (8 year weighted average useful life).

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended March 31,
	2016	2015
Stock based compensation	$18,979	$13,801
Tax effect recognized in net income	6,643	4,830
Windfall tax benefit, net	-	4,107

Windfall tax benefits are no longer calculated due to the adoption of the ASU related to stock compensation (see Note 2), as all tax benefits are recognized in net income.

Stock Options - In the three months ended March 31, 2016, 547,125 options were granted with a weighted average fair value of $34.44 per option. During the same period in 2015, 537,555 options were granted with a weighted average fair value of $33.76 per option. All options were issued at grant date fair value, which is defined by the Plan as the closing price of Roper's common stock on the date of grant.

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

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate (%)	1.41	1.51
Expected option life (years)	5.20	5.10
Expected volatility (%)	21.63	22.28
Expected dividend yield (%)	0.70	0.63

Cash received from option exercises for the three months ended March 31, 2016 and 2015 was $1.9 million and $7.4 million, respectively.

Restricted Stock Awards - During the three months ended March 31, 2016, 315,000 restricted stock awards were granted with a weighted average grant date fair value of $167.11 per restricted share. During the same period in 2015, 304,175 restricted stock awards were granted with a weighted average grant date fair value of $149.66 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2016, 32,702 restricted awards vested with a weighted average grant date fair value of $125.86 per restricted share, and a weighted average vest date fair value of $171.60 per restricted share.

Employee Stock Purchase Plan - During the three months ended March 31, 2016 and 2015, participants in the employee stock purchase plan purchased 5,007 and 5,042 shares, respectively, of Roper's common stock for total consideration of $0.88 million and $0.79 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and supplies	$123,527	$120,811
Work in process	24,699	22,979
Finished products	84,932	80,118
Inventory reserves	(36,837)	(34,040)
	$196,321	$189,868

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2015	$3,039,197	$1,993,299	$374,033	$418,197	$5,824,726
Goodwill acquired	145,411	-	-	-	145,411
Other	(375)	1,467	-	-	1,092
Currency translation adjustments	6,839	(2,735)	589	(119)	4,574
Balances at March 31, 2016	$3,191,072	$1,992,031	$374,622	$418,078	$5,975,803

Other relates to tax purchase accounting adjustments for 2015 acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$2,448,509	$(602,615)	$1,845,894
Unpatented technology	270,170	(117,405)	152,765
Software	161,201	(44,298)	116,903
Patents and other protective rights	24,160	(18,659)	5,501
Backlog	700	(700)	-
Trade names	595	(122)	473
Assets not subject to amortization:
Trade names	407,460	-	407,460
Balances at December 31, 2015	$3,312,795	$(783,799)	$2,528,996
Assets subject to amortization:
Customer related intangibles	$2,545,037	$(636,565)	$1,908,472
Unpatented technology	307,543	(129,788)	177,755
Software	154,366	(41,742)	112,624
Patents and other protective rights	24,190	(19,189)	5,001
Backlog	700	(700)	-
Trade names	570	(130)	440
Assets not subject to amortization:
Trade names	417,865	-	417,865
Balances at March 31, 2016	$3,450,271	$(828,114)	$2,622,157

Amortization expense of other intangible assets was $49,048 and $37,859 during the three months ended March 31, 2016 and 2015, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2016. The Company expects to perform the annual analysis during the fourth quarter.

8.	Debt

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the three months ended March 31, 2016, 564 notes were converted by note holders for $1.2 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At March 31, 2016, the conversion price on the remaining outstanding notes was $516.38 per note.  If converted at March 31, 2016, the value would have exceeded the $4 million principal amount of the outstanding notes by $14 million and could have resulted in the issuance of 74,973 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at March 31, 2016 included $3.1 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million senior notes due 2017	$401
$800 million senior notes due 2018	816
$500 million senior notes due 2019	558
$600 million senior notes due 2020	614
$500 million senior notes due 2022	503
$300 million senior notes due 2025	312

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt at March 31, 2016 included $4 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2016 is presented below (in thousands):

Balance at December 31, 2015	$10,183
Additions charged to costs and expenses	4,711
Deductions	(4,106)
Other	52
Balances at March 31, 2016	$10,840

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change
Net sales:
Medical & Scientific Imaging	$332,214	$291,700	13.9%
RF Technology	280,210	242,954	15.3%
Industrial Technology	171,235	190,728	(10.2)%
Energy Systems & Controls	118,764	139,899	(15.1)%
Total	$902,423	$865,281	4.3%
Gross profit:
Medical & Scientific Imaging	$246,897	$215,326	14.7%
RF Technology	160,365	130,046	23.3%
Industrial Technology	86,020	95,242	(9.7)%
Energy Systems & Controls	66,237	77,547	(14.6)%
Total	$559,519	$518,161	8.0%
Operating profit*:
Medical & Scientific Imaging	$114,456	$107,779	6.2%
RF Technology	88,766	73,977	20.0%
Industrial Technology	46,759	57,897	(19.2)%
Energy Systems & Controls	24,182	30,422	(20.5)%
Total	$274,163	$270,075	1.5%
Long-lived assets:
Medical & Scientific Imaging	$40,621	$36,347	11.8%
RF Technology	30,828	29,585	4.2%
Industrial Technology	36,802	44,697	(17.7)%
Energy Systems & Controls	12,071	15,177	(20.5)%
Total	$120,322	$125,806	(4.4)%

* Segment operating profit is before unallocated corporate general and administrative expenses of $29,172 and $23,179 for the three months ended March 31, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report for the year ended December 31, 2015 as filed on February 26, 2016 with the U.S. Securities and Exchange Commission ("SEC") and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

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

	Three months ended March 31,
	2016	2015
Net sales:
Medical & Scientific Imaging	$332,214	$291,700
RF Technology	280,210	242,954
Industrial Technology	171,235	190,728
Energy Systems & Controls	118,764	139,899
Total	$902,423	$865,281
Gross margin:
Medical & Scientific Imaging	74.3%	73.8%
RF Technology	57.2	53.5
Industrial Technology	50.2	49.9
Energy Systems & Controls	55.8	55.4
Total	62.0	59.9
Selling, general & administrative expenses:
Medical & Scientific Imaging	39.9%	36.9%
RF Technology	25.6	23.1
Industrial Technology	22.9	19.6
Energy Systems & Controls	35.4	33.7
Total	31.6	28.7
Segment operating margin:
Medical & Scientific Imaging	34.5%	36.9%
RF Technology	31.7	30.4
Industrial Technology	27.3	30.4
Energy Systems & Controls	20.4	21.7
Total	30.4	31.2
Corporate administrative expenses	(3.2)	(2.7)
	27.1	28.5
Interest expense	(3.0)	(2.3)
Other income/(expense)	0.0	(0.1)
Earnings before income taxes	24.1	26.2
Income taxes	(7.3)	(8.2)
Net earnings	16.8%	18.0%

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Net sales for the three months ended March 31, 2016 increased by 4% as compared to the three months ended March 31, 2015. Acquisitions, net of divestitures, added 8%, organic growth was a negative 3% and the negative foreign exchange impact was 1%.

Our Medical & Scientific Imaging segment net sales increased by 14% to $332 million in the first quarter of 2016 as compared to $292 million in the first quarter of 2015.  Acquisitions added 13%, organic sales increased by 2% and the negative foreign exchange impact was 1%. The increase in organic sales was due to increased sales in our medical businesses, led by Verathon and NDI.  Gross margin increased to 74.3% in the first quarter of 2016 from 73.8% in the first quarter of 2015 due primarily to additional sales from medical products and software which have a higher gross margin.  Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 39.9% in the first quarter of 2016 as compared to 36.9% in the first quarter of 2015 due to a higher percentage of sales at our medical businesses, which have a higher SG&A structure.  As a result, operating margin was 34.5% in the first quarter of 2016 as compared to 36.9% in the first quarter of 2015.

In our RF Technology segment, net sales were $280 million in the first quarter of 2016 as compared to $243 million in the first quarter of 2015, an increase of 15%.  The net effect of acquisitions and the divestiture of the Black Diamond Advanced Technology business was 17%, organic sales decreased by 1% and the negative impact of foreign exchange was 1%. The decrease in organic sales was due primarily to the completion of large projects in our toll and traffic businesses in 2015.  Gross margin increased to 57.2% in the first quarter of 2016 as compared to 53.5% in the first quarter of 2015, due primarily to product mix in our toll and traffic businesses as well an increased percentage of sales at our software businesses which have a higher gross margin.  SG&A expenses as a percentage of net sales in the first quarter of 2016 increased to 25.6% as compared to 23.1% in the prior year due to an increased percentage of sales at our software businesses which have a higher SG&A structure. The resulting operating margin was 31.7% in the first quarter of 2016 as compared to 30.4% in the first quarter of 2015.

Our Industrial Technology segment net sales decreased by 10% to $171 million in the first quarter of 2016 as compared to $191 million in the first quarter of 2015.  Organic sales decreased by 4%, the divestiture of the Abel Pumps business accounted for negative 5% and the negative foreign exchange impact was 1%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets.  Gross margin was relatively unchanged at 50.2% for the first quarter of 2016 as compared to 49.9% for the first quarter of 2015. SG&A expenses as a percentage of net sales increased to 22.9% in the current year quarter as compared to 19.6% in the prior year quarter due to product mix.  The resulting operating margin was 27.3% in the first quarter of 2016 as compared to 30.4% in the first quarter of 2015.

Net sales in our Energy Systems & Controls segment decreased by 15% to $119 million during the first quarter of 2016 compared to $140 million in the first quarter of 2015.  Organic sales decreased by 14% and the negative foreign exchange impact was 1%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin was relatively unchanged at 55.8% in the first quarter of 2016 as compared to 55.4% in the first quarter of 2015.  SG&A expenses as a percentage of net sales increased to 35.4% in the current year quarter as compared to 33.7% in the prior year quarter due to negative operating leverage on lower sales volume.  As a result, operating margin was 20.4% in the first quarter of 2016 as compared to 21.7% in the first quarter of 2015.

Corporate expenses increased to $29.2 million, or 3.2% of sales, in the first quarter of 2016 as compared to $23.2 million, or 2.7% of sales, in the first quarter of 2015, due primarily to increased equity compensation costs as a result of increases in our common stock price.

Interest expense was $27.4 million for the first quarter of 2016 as compared to $19.8 in the first quarter of 2015 due to higher weighted average debt balances and higher interest rates in the current quarter.

Other expense was $0.1 million in the first quarter of 2016 as compared to $0.7 million in the first quarter of 2015.

Income taxes as a percent of pretax earnings were 30.4% in the first quarter of 2016 as compared to 31.2% in the first quarter of 2015.  The decrease in the income tax rate was due primarily to the recognition of excess tax benefits in the current year in accordance with the stock compensation ASU adopted in the quarter (see Note 2 of the Notes to Condensed Consolidated Financial Statements) as well as the settlement of a state tax issue.  We expect the effective tax rate for 2016 to be approximately 30%.

At March 31, 2016, the functional currencies of most of our European and Canadian subsidiaries were stronger, and the British Pound weaker, against the U.S. dollar compared to currency exchange rates at December 31, 2015. The currency changes resulted in a pretax increase of $5 million in the foreign exchange component of comprehensive earnings for the current year quarter, the majority of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended March 31, 2016, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the quarter ended March 31, 2015.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these subsidiaries in the first quarter of 2016 compared to the first quarter of 2015.

Net orders were $927 million in the first quarter of 2016 as compared to $849 million in the first quarter of 2015.  Acquisitions contributed 10% to the current quarter orders, which were also impacted by a negative foreign exchange effect of 1%.  Our order backlog was $1.12 billion at March 31, 2016 as compared to $1.04 billion at March 31, 2015, an increase of 7%.

	Net orders booked for the three months ended		Order backlog as of
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands)
Medical & Scientific Imaging	$343,850	$275,796	$405,093	$305,001
RF Technology	281,125	253,127	539,164	529,133
Industrial Technology	178,905	188,740	76,380	91,981
Energy Systems & Controls	122,770	131,070	94,453	114,686
Total	$926,650	$848,733	$1,115,090	$1,040,801

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three months ended March 31,
Cash provided by/(used in):	2016	2015
Operating activities	$207.1	$260.4
Investing activities	(274.0)	(603.1)
Financing activities	(190.2)	386.1

Operating activities - Net cash provided by operating activities decreased by 20% to $207 million in the first quarter of 2016 as compared to $260 million in the first quarter of 2015 due primarily to an income tax payment in the first quarter of 2016 related to the gain on the sale of the Abel Pumps business in the fourth quarter of 2015 and increased receivables balances due to timing of sales.

Investing activities - Cash used in investing activities during the three months ended March 31, 2016 and 2015 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three months ended March 31, 2016 and primarily dividends in the three months ended March 31, 2015.  Cash provided by financing activities in the three months ended March 31, 2016 was primarily from stock option proceeds and primarily from debt borrowings to fund acquisitions in the three months ended March 31, 2015.  Net debt payments were $160 million in the three months ended March 31, 2016 as compared to net debt proceeds of $412 million in the three months ended March 31, 2015.

Total debt at March 31, 2016 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$600 million senior notes due 2020	600,000
$500 million senior notes due 2022	500,000
$300 million senior notes due 2025	300,000
Convertible Notes	3,927
Revolving Debt Facility	20,000
Deferred finance costs	(16,351)
Other	4,129
Total debt, net of deferred finance costs	3,111,705
Less current portion	6,365
Long-term debt, net of deferred finance costs	$3,105,340

The interest rate on borrowings under our $1.85 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2016, there were $20 million of outstanding borrowings under the facility.  At March 31, 2016, we had $4.1 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $44 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at March 31, 2016 totaled $465 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the three months ended March 31, 2016.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $136 million at March 31, 2016 compared to $126 million at December 31, 2015, reflecting increases in working capital due primarily to increases in receivables and bonus payments, offset in part by the timing of income tax payments. Total debt was $3.13 billion at March 31, 2016 as compared to $3.29 billion at December 31, 2015, due to payments on outstanding revolver borrowings made using cash from operations in the current quarter.   Our leverage is shown in the following table (in thousands):

	March 31, 2016	December 31, 2015
Total Debt	$3,128,056	$3,288,614
Cash	(523,033)	(778,511)
Net Debt	2,605,023	2,510,103
Stockholders' Equity	5,441,235	5,298,947
Total Net Capital	$8,046,258	$7,809,050

Net Debt / Total Net Capital	32.4%	32.1%

Capital expenditures of $9 million and $10 million were incurred during the three months ended March 31, 2016 and 2015, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2015 Annual Report on Form 10-K filed on February 26, 2016. There were no material changes during the three months ended March 31, 2016.

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed on February 26, 2016 with the SEC. See also, "Information about Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

a)3.2	Amended and Restated By-Laws.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

a)	Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 14, 2016 (file no. 1-12273).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 6, 2016
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	May 6, 2016
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 6, 2016
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 14, 2016 (file no. 1-12273).

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, filed herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.