Form 10-Q
period 2016-06-30
ROPER TECHNOLOGIES INC
filed 2016-08-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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
☑Yes   ☐No

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

The number of shares outstanding of the Registrant's common stock as of July 29, 2016 was 101,340,384.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$931,558	$889,541	$1,833,981	$1,754,822
Cost of sales	364,038	355,630	706,942	702,750
Gross profit	567,520	533,911	1,127,039	1,052,072

Selling, general and administrative expenses	314,442	281,937	628,970	553,202
Income from operations	253,078	251,974	498,069	498,870

Interest expense, net	26,863	20,177	54,276	40,013
Other expense, net	(1,334)	(1,520)	(1,463)	(2,199)

Earnings before income taxes	224,881	230,277	442,330	456,658

Income taxes	66,812	58,997	132,845	129,605

Net earnings	$158,069	$171,280	$309,485	$327,053

Net earnings per share:
Basic	$1.56	$1.70	$3.06	$3.26
Diluted	1.54	1.69	3.02	3.22

Weighted average common shares outstanding:
Basic	101,249	100,573	101,160	100,475
Diluted	102,466	101,569	102,376	101,468

Dividends declared per common share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$158,069	$171,280	$309,485	$327,053

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(46,470)	37,212	(44,727)	(54,798)
Post-retirement benefit plan adjustments	-	-	-	(1,063)

Total other comprehensive income/(loss), net of tax	(46,470)	37,212	(44,727)	(55,861)

Comprehensive income	$111,599	$208,492	$264,758	$271,192

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2016	2015
ASSETS:

Cash and cash equivalents	$622,294	$778,511
Accounts receivable, net	509,437	488,271
Inventories, net	191,390	189,868
Unbilled receivables	119,053	122,042
Prepaid income taxes	62,120	-
Other current assets	45,879	39,355
Total current assets	1,550,173	1,618,047

Property, plant and equipment, net	104,282	105,510
Goodwill	5,973,770	5,824,726
Other intangible assets, net	2,581,293	2,528,996
Deferred taxes	30,506	31,532
Other assets	57,094	59,554

Total assets	$10,297,118	$10,168,365

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$135,598	$139,737
Accrued compensation	103,267	119,511
Deferred revenue	280,984	267,030
Other accrued liabilities	186,124	168,513
Income taxes payable	21,182	18,532
Current portion of long-term debt, net	5,886	6,805
Total current liabilities	733,041	720,128

Long-term debt, net of current portion	3,086,263	3,264,417
Deferred taxes	834,599	810,856
Other liabilities	92,198	74,017
Total liabilities	4,746,101	4,869,418

Commitments and contingencies (Note 10)

Common stock	1,033	1,028
Additional paid-in capital	1,467,227	1,419,262
Retained earnings	4,359,258	4,110,530
Accumulated other comprehensive earnings	(257,506)	(212,779)
Treasury stock	(18,995)	(19,094)
Total stockholders' equity	5,551,017	5,298,947

Total liabilities and stockholders' equity	$10,297,118	$10,168,365

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$309,485	$327,053
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	19,052	19,417
Amortization of intangible assets	99,719	78,758
Amortization of deferred financing costs	2,717	2,002
Non-cash stock compensation	39,092	29,438
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(13,956)	40,860
Unbilled receivables	3,754	(11,172)
Inventories	(104)	(7,972)
Accounts payable and accrued liabilities	2,282	(3,623)
Income taxes	(77,931)	(36,257)
Other, net	(7,278)	(5,556)
Cash provided by operating activities	376,832	432,948

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(274,968)	(589,727)
Capital expenditures	(18,348)	(20,673)
Proceeds from sale of assets	758	594
Other, net	(679)	(4,522)
Cash used in investing activities	(293,237)	(614,328)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	(180,000)	315,000
Principal payments on convertible notes	(289)	(3,884)
Cash premiums paid on convertible note conversions	(915)	(12,721)
Debt issuance costs	(63)	-
Cash dividends to stockholders	(60,383)	(50,099)
Proceeds from stock based compensation, net	8,516	15,315
Stock award tax excess windfall benefit	-	8,781
Treasury stock sales	1,715	1,477
Other	(558)	(628)
Cash provided by/(used in) financing activities	(231,977)	273,241

Effect of foreign currency exchange rate changes on cash	(7,835)	(23,720)

Net increase/(decrease) in cash and cash equivalents	(156,217)	68,141

Cash and cash equivalents, beginning of period	778,511	610,430

Cash and cash equivalents, end of period	$622,294	$678,571

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2015	$1,028	$1,419,262	$4,110,530	$(212,779)	$(19,094)	$5,298,947

Net earnings	-	-	309,485	-	-	309,485
Stock option exercises	1	9,962	-	-	-	9,963
Treasury stock sold	-	1,616	-	-	99	1,715
Currency translation adjustments, net of $3,025 tax	-	-	-	(44,727)	-	(44,727)
Stock based compensation	-	38,677	-	-	-	38,677
Restricted stock activity	4	(1,451)	-	-	-	(1,447)
Conversion of senior subordinated convertible notes, net of $76 tax	-	(839)	-	-	-	(839)
Dividends declared	-	-	(60,757)	-	-	(60,757)
Balances at June 30, 2016	$1,033	$1,467,227	$4,359,258	$(257,506)	$(18,995)	$5,551,017

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K ("Annual Report") filed on February 26, 2016 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

In the first quarter of 2016, Roper early adopted the provisions of an accounting standards update ("ASU") which affected the accounting for share-based payment awards.  The provisions changed the reporting of excess tax benefits and tax deficiencies so that they are now reported in the income statement instead of additional paid-in capital, and the related cash flows are classified as operating activities as compared to the previous classification of financing activities. See Note 2 for additional information regarding the ASU.

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's consolidated financial statements and the notes thereto included in its Annual Report.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Any recent ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company's results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued an update on stock compensation.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard on a prospective basis in the quarter ended March 31, 2016. The impact of the early adoption resulted in the following:

•	The Company recorded a tax benefit of $4.2 million and $5.5 million within income tax expense for the three and six month periods ended June 30, 2016, respectively, related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company's effective tax rate.

•	The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the statement of cash flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•	The Company elected not to change its policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

•	The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share since adoption. This resulted in an increase in diluted weighted average common shares outstanding of 284,704 and 284,756 shares for the three and six month periods ended June 30, 2016, respectively.

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

Recently Released Accounting Pronouncements

In February 2016, the FASB issued an update on lease accounting. The update, effective for annual reporting periods after December 15, 2018, including interim periods within those annual periods, provides amendments to current lease accounting.  These amendments include the recognition of lease assets and lease liabilities on the balance sheet and disclosing other key information about leasing arrangements. The Company is evaluating the impact of the update on its results of operations, financial condition and cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic shares outstanding	101,249	100,573	101,160	100,475
Effect of potential common stock:
Common stock awards	1,143	909	1,142	884
Senior subordinated convertible notes	74	87	74	109
Diluted shares outstanding	102,466	101,569	102,376	101,468

For the three and six months ended June 30, 2016 there were 1,027,350 and 1,057,350 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 457,305 and 651,805 outstanding stock options, respectively, that would have been antidilutive for the three and six months ended June 30, 2015.

4.    Business Acquisitions

Roper completed three business acquisitions in the six months ended June 30, 2016, with an aggregate purchase price of $283 million using cash on hand.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

On January 7, 2016, Roper acquired 100% of the shares of CliniSys Group, Ltd. ("CliniSys"), a provider of clinical laboratory software headquartered in the United Kingdom.

On March 17, 2016, Roper acquired the assets of PCI Medical, LLC, a provider of medical probe and scope disinfection products.

On April 1, 2016, the Company acquired 100% of the shares of GeneInsight, Inc., a provider of software for managing the analysis, interpretation and reporting of genetic tests.

All three acquisitions are reported in the Medical & Scientific Imaging segment and were acquired to enhance existing platforms and product lines.

The Company recorded $163 million in goodwill and $163 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final tax-related adjustments.  Of the $163 million intangible assets acquired, $10 million was assigned to trade names which have an indefinite life and therefore not subject to amortization.  The remaining $153 million of acquired intangible assets have a weighted average useful life of 16 years.  The amortizable intangible assets include customer relationships of $97 million (20 year weighted average useful life) and unpatented technology of $56 million (9 year weighted average useful life).

5.	Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan ("2016 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.  The 2016 Plan was approved by shareholders at the Annual Meeting of Shareholders on May 27, 2016. The 2016 Plan replaces the Roper Technologies, Inc. Amended and Restated 2006 Incentive Plan ("2006 Plan"), and no additional grants will be made from the 2006 Plan.

Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock based compensation	$20,113	$15,637	$39,092	$29,438
Tax effect recognized in net income	7,040	5,473	13,682	10,303
Windfall tax benefit/(shortfall), net	-	4,648	-	8,755

Windfall tax benefits are no longer calculated due to the adoption of the ASU related to stock compensation (see Note 2), as all tax benefits are recognized in net income.

Stock Options - In the six months ended June 30, 2016, 584,500 options were granted with a weighted average fair value of $34.44 per option. During the same period in 2015, 559,055 options were granted with a weighted average fair value of $33.88 per option. All options were issued at grant date fair value, which is defined by both the 2016 Plan and the 2006 Plan as the closing price of Roper's common stock on the date of grant.

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

	Six months ended June 30,
	2016	2015
Risk-free interest rate (%)	1.39	1.52
Expected option life (years)	5.20	5.10
Expected volatility (%)	21.63	22.27
Expected dividend yield (%)	0.70	0.62

Cash received from option exercises for the six months ended June 30, 2016 and 2015 was $10.0 million and $17.0 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2016, 378,180 restricted stock awards were granted with a weighted average grant date fair value of $168.68 per restricted share. During the same period in 2015, 345,975 restricted stock awards were granted with a weighted average grant date fair value of $152.72 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2016, 52,022 restricted awards vested with a weighted average grant date fair value of $140.70 per restricted share, and a weighted average vest date fair value of $171.98 per restricted share.

Employee Stock Purchase Plan - During the six months ended June 30, 2016 and 2015, participants in the employee stock purchase plan purchased 9,964 and 9,370 shares, respectively, of Roper's common stock for total consideration of $1.72 million and $1.48 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and supplies	$119,042	$120,811
Work in process	24,512	22,979
Finished products	84,086	80,118
Inventory reserves	(36,250)	(34,040)
	$191,390	$189,868

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2015	$3,039,197	$1,993,299	$374,033	$418,197	$5,824,726
Goodwill acquired	163,400	-	-	-	163,400
Other	(977)	3,594	-	-	2,617
Currency translation adjustments	(2,022)	(8,696)	(3,149)	(3,106)	(16,973)
Balances at June 30, 2016	$3,199,598	$1,988,197	$370,884	$415,091	$5,973,770

Other relates primarily to tax purchase accounting and working capital adjustments for 2015 acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$2,448,509	$(602,615)	$1,845,894
Unpatented technology	270,170	(117,405)	152,765
Software	161,201	(44,298)	116,903
Patents and other protective rights	24,160	(18,659)	5,501
Backlog	700	(700)	-
Trade names	595	(122)	473
Assets not subject to amortization:
Trade names	407,460	-	407,460
Balances at December 31, 2015	$3,312,795	$(783,799)	$2,528,996
Assets subject to amortization:
Customer related intangibles	$2,520,022	$(653,024)	$1,866,998
Unpatented technology	294,398	(129,555)	164,843
Software	174,492	(46,215)	128,277
Patents and other protective rights	23,894	(19,486)	4,408
Trade names	529	(132)	397
Assets not subject to amortization:
Trade names	416,370	-	416,370
Balances at June 30, 2016	$3,429,705	$(848,412)	$2,581,293

Amortization expense of other intangible assets was $98,745 and $77,640 during the six months ended June 30, 2016 and 2015, respectively.

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

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the six months ended June 30, 2016, 564 notes were converted by note holders for $1.2 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.1 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

At June 30, 2016, the conversion price on the remaining outstanding notes was $521.19 per note.  If converted at June 30, 2016, the value would have exceeded the $4 million principal amount of the outstanding notes by $12 million and could have resulted in the issuance of 72,855 shares of Roper's common stock.

9.	Fair Value of Financial Instruments

Roper's debt at June 30, 2016 included $3.1 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 1.850% senior notes due 2017	$402
$800 million 2.050% senior notes due 2018	810
$500 million 6.250% senior notes due 2019	565
$600 million 3.000% senior notes due 2020	622
$500 million 3.125% senior notes due 2022	511
$300 million 3.850% senior notes due 2025	323

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Short-term debt at June 30, 2016 included $4 million of fixed-rate convertible notes which were at fair value due to the ability of note holders to exercise the conversion option of the notes.

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2016 is presented below (in thousands):

Balance at December 31, 2015	$10,183
Additions charged to costs and expenses	9,086
Deductions	(8,832)
Other	44
Balances at June 30, 2016	$10,481

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Net sales:
Medical & Scientific Imaging	$340,585	$302,262	12.7%	$672,799	$593,962	13.3%
RF Technology	288,761	255,558	13.0%	568,971	498,512	14.1%
Industrial Technology	178,627	186,467	(4.2)%	349,862	377,195	(7.2)%
Energy Systems & Controls	123,585	145,254	(14.9)%	242,349	285,153	(15.0)%
Total	$931,558	$889,541	4.7%	$1,833,981	$1,754,822	4.5%
Gross profit:
Medical & Scientific Imaging	$246,396	$222,990	10.5%	$493,293	$438,316	12.5%
RF Technology	163,005	134,136	21.5%	323,370	264,182	22.4%
Industrial Technology	89,709	93,565	(4.1)%	175,729	188,807	(6.9)%
Energy Systems & Controls	68,410	83,220	(17.8)%	134,647	160,767	(16.2)%
Total	$567,520	$533,911	6.3%	$1,127,039	$1,052,072	7.1%
Operating profit*:
Medical & Scientific Imaging	$114,271	$109,261	4.6%	$228,727	$217,040	5.4%
RF Technology	89,354	79,940	11.8%	178,120	153,917	15.7%
Industrial Technology	51,291	52,188	(1.7)%	98,050	110,085	(10.9)%
Energy Systems & Controls	27,769	37,702	(26.3)%	51,951	68,124	(23.7)%
Total	$282,685	$279,091	1.3%	$556,848	$549,166	1.4%
Long-lived assets:
Medical & Scientific Imaging	$38,400	$37,172	3.3%
RF Technology	30,111	30,398	(0.9)%
Industrial Technology	35,865	44,343	(19.1)%
Energy Systems & Controls	11,187	15,048	(25.7)%
Total	$115,563	$126,961	(9.0)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $29,607 and $27,117 for the three months ended June 30, 2016 and 2015, respectively, and $58,779 and $50,296 for the six months ended June 30, 2016 and 2015, respectively.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	general economic conditions;
●	difficulty making acquisitions and successfully integrating acquired businesses;
●	any unforeseen liabilities associated with future acquisitions;
●	limitations on our business imposed by our indebtedness;
●	unfavorable changes in foreign exchange rates;
●	difficulties associated with exports;
●	risks and costs associated with our international sales and operations;
●	rising interest rates;
●	product liability and insurance risks;
●	increased warranty exposure;
●	future competition;
●	the cyclical nature of some of our markets;
●	reduction of business with large customers;
●	risks associated with government contracts;
●	changes in the supply of, or price for, labor, raw materials, parts and components;
●	environmental compliance costs and liabilities;
●	risks and costs associated with asbestos-related litigation;
●	potential write-offs of our substantial goodwill and other intangible assets;
●	our ability to successfully develop new products;
●	failure to protect our intellectual property;
●	the effect of, or change in, government regulations (including tax);
●	economic disruption caused by terrorist attacks, including cybersecurity threats, health crises or other unforeseen events; and
●	the factors discussed in other reports filed with the SEC.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales:
Medical & Scientific Imaging	$340,585	$302,262	$672,799	$593,962
RF Technology	288,761	255,558	568,971	498,512
Industrial Technology	178,627	186,467	349,862	377,195
Energy Systems & Controls	123,585	145,254	242,349	285,153
Total	$931,558	$889,541	$1,833,981	$1,754,822
Gross margin:
Medical & Scientific Imaging	72.3%	73.8%	73.3%	73.8%
RF Technology	56.4	52.5	56.8	53.0
Industrial Technology	50.2	50.2	50.2	50.1
Energy Systems & Controls	55.4	57.3	55.6	56.4
Total	60.9	60.0	61.5	60.0
Selling, general & administrative expenses:
Medical & Scientific Imaging	38.8%	37.6%	39.3%	37.3%
RF Technology	25.5	21.2	25.5	22.1
Industrial Technology	21.5	22.2	22.2	20.9
Energy Systems & Controls	32.9	31.3	34.1	32.5
Total	30.6	28.6	31.1	28.7
Segment operating margin:
Medical & Scientific Imaging	33.6%	36.1%	34.0%	36.5%
RF Technology	30.9	31.3	31.3	30.9
Industrial Technology	28.7	28.0	28.0	29.2
Energy Systems & Controls	22.5	26.0	21.4	23.9
Total	30.3	31.4	30.4	31.3
Corporate administrative expenses	(3.2)	(3.0)	(3.2)	(2.9)
	27.2	28.3	27.2	28.4
Interest expense	(2.9)	(2.3)	(3.0)	(2.3)
Other income/(expense)	(0.1)	(0.2)	(0.1)	(0.1)
Earnings before income taxes	24.1	25.9	24.1	26.0
Income taxes	(7.2)	(6.6)	(7.2)	(7.4)
Net earnings	17.0%	19.3%	16.9%	18.6%

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Net sales for the three months ended June 30, 2016 increased by 5% as compared to the three months ended June 30, 2015. Acquisitions, net of divestitures, added 7% and organic growth was a negative 2%.

Our Medical & Scientific Imaging segment net sales increased by 13% to $341 million in the second quarter of 2016 as compared to $302 million in the second quarter of 2015.  Acquisitions added 8% and organic sales increased by 5%. The increase in organic sales was due to increased sales in our medical businesses, led by Verathon and NDI.  Gross margin decreased to 72.3% in the second quarter of 2016 from 73.8% in the second quarter of 2015 due to product mix.  Selling, general and administrative ("SG&A") expenses as a percentage of net sales were 38.8% in the second quarter of 2016 as compared to 37.6% in the second quarter of 2015 due to a higher percentage of sales at our medical businesses, which have a higher SG&A structure.  As a result, operating margin was 33.6% in the second quarter of 2016 as compared to 36.1% in the second quarter of 2015.

In our RF Technology segment, net sales were $289 million in the second quarter of 2016 as compared to $256 million in the second quarter of 2015, an increase of 13%.  Acquisitions accounted for 17% and organic sales decreased by 4%. The decrease in organic sales was due primarily to the completion of large service contracts in our toll and traffic businesses in 2015.  Gross margin increased to 56.4% in the second quarter of 2016 as compared to 52.5% in the second quarter of 2015, due primarily to product mix in our toll and traffic businesses.  SG&A expenses as a percentage of net sales in the second quarter of 2016 increased to 25.5% as compared to 21.2% in the prior year due to an increased percentage of sales at our software businesses which have a higher SG&A structure, as well as product mix in our toll and traffic businesses. The resulting operating margin was 30.9% in the second quarter of 2016 as compared to 31.3% in the second quarter of 2015.

Our Industrial Technology segment net sales decreased by 4% to $179 million in the second quarter of 2016 as compared to $186 million in the second quarter of 2015.  The divestiture of the Abel Pumps business accounted for negative 3% and organic sales decreased by 1%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets, offset in part by increased sales in our water meter business.  Gross margin was unchanged at 50.2% for the three months ended June 30, 2016 and 2015. SG&A expenses as a percentage of net sales decreased to 21.5% in the current year quarter as compared to 22.2% in the prior year quarter due to the lower SG&A structure at our water meter business.  The resulting operating margin was 28.7% in the second quarter of 2016 as compared to 28.0% in the second quarter of 2015.

Net sales in our Energy Systems & Controls segment decreased by 15% to $124 million during the second quarter of 2016 compared to $145 million in the second quarter of 2015.   The decrease in sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin decreased to 55.4% in the second quarter of 2016 as compared to 57.3% in the second quarter of 2015 due to negative operating leverage on lower sales volume.  SG&A expenses as a percentage of net sales increased to 32.9% in the current year quarter as compared to 31.3% in the prior year quarter due to negative operating leverage on lower sales volume.  As a result, operating margin was 22.5% in the second quarter of 2016 as compared to 26.0% in the second quarter of 2015.

Corporate expenses increased to $29.6 million, or 3.2% of sales, in the second quarter of 2016 as compared to $27.1 million, or 3.0% of sales, in the second quarter of 2015, due primarily to increased equity compensation costs as a result of an increase in the number of shares granted in the current year quarter as well as increases in our common stock price.

Net interest expense was $26.9 million for the second quarter of 2016 as compared to $20.2 in the second quarter of 2015 due to higher weighted average debt balances and higher interest rates in the current quarter.

Other expense of $1.3 million in the second quarter of 2016 and $1.5 million in the second quarter of 2015 was due primarily to foreign exchange losses at our non-U.S. based subsidiaries in both periods.

Income taxes as a percent of pretax earnings were 29.7% in the second quarter of 2016 as compared to 25.6% in the second quarter of 2015.  The increase in the income tax rate was due primarily to a discrete $15.9 million benefit related to the resolution of a tax matter in the second quarter of 2015, offset in part by the recognition of $4.2 million in excess tax benefits in the current year quarter in accordance with the stock compensation ASU adopted in the first quarter of 2016 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).  We expect the effective tax rate for 2016 to be approximately 30%.

At June 30, 2016, the functional currencies of most of our European subsidiaries were weaker, and the Canadian dollar stronger, against the U.S. dollar compared to currency exchange rates at March 31, 2016. The currency changes resulted in a pretax decrease of $47 million in the foreign exchange component of comprehensive earnings for the current year quarter, $22 million of which is related to goodwill and does not directly affect our expected future cash flows. During the quarter ended June 30, 2016, the functional currencies of most of our European subsidiaries were stronger, and the Canadian dollar and British pound weaker, against the U.S. dollar as compared to the quarter ended June 30, 2015.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these subsidiaries in the second quarter of 2016 compared to the second quarter of 2015.

Net orders were $956 million in the second quarter of 2016 as compared to $881 million in the second quarter of 2015.  Acquisitions, net of divestitures, contributed 7% to the current quarter orders.  Our order backlog was $1.14 billion at June 30, 2016 as compared to $1.06 billion at June 30, 2015, an increase of 8%.

	Net orders booked for the three months ended		Order backlog as of
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Medical & Scientific Imaging	$338,436	$306,637	$402,275	$328,416
RF Technology	318,231	252,322	567,116	527,330
Industrial Technology	175,967	181,845	73,508	88,190
Energy Systems & Controls	123,704	140,255	93,974	111,082
Total	$956,338	$881,059	$1,136,873	$1,055,018

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net sales for the six months ended June 30, 2016 increased by 4.5% as compared to the six months ended June 30, 2015. The increase was the result of a net effect of 7.7% from acquisitions and divestitures, negative organic growth of 2.5% and a negative foreign exchange impact of 0.7%.

Our Medical & Scientific Imaging segment net sales increased by 13% to $673 million in the six months ended June 30, 2016 as compared to $594 million in the six months ended June 30, 2015.  Acquisitions added 11%, organic sales increased by 3%,  and the negative foreign exchange impact was 1%. The increase in organic sales was due to increased sales in our medical businesses, led by Verathon and NDI.  Gross margin was relatively unchanged at 73.3% in the six months ended June 30, 2016 as compared to 73.8% in the six months ended June 30, 2015.  SG&A expenses as a percentage of net sales increased to 39.3% in the six months ended June 30, 2016 as compared to 37.3% for the six months ended June 30, 2015 due to a higher SG&A structure in our medical businesses.   As a result, operating margin was 34.0% in the six months ended June 30, 2016 as compared to 36.5% in the six months ended June 30, 2015.

In our RF Technology segment, net sales were $569 million in the six months ended June 30, 2016 as compared to $499 million in the six months ended June 30, 2015, an increase of 14%.  Acquisitions accounted for 17% and organic sales decreased by 3%. The decrease in organic sales was due primarily to the completion of large service contracts in our toll and traffic businesses in 2015, offset in part by increased sales in our software businesses.  Gross margin increased to 56.8% in the six months ended June 30, 2016 as compared to 53.0% in the six months ended June 30, 2015 due to product mix in our toll and traffic businesses as well an increased percentage of sales at our software businesses which have a higher gross margin.  SG&A expenses as a percentage of net sales in the six months ended June 30, 2016 increased to 25.5% as compared to 22.1% in the prior year due primarily to negative operating leverage on lower sales volume. The resulting operating margin was 31.3% in the six months ended June 30, 2016 as compared to 30.9% in the six months ended June 30, 2015.

Our Industrial Technology segment net sales decreased by 7.2% to $350 million in the six months ended June 30, 2016 as compared to $377 million in the six months ended June 30, 2015.  The divestiture of the Abel Pumps business accounted for 3.9%, organic sales decreased by 2.6%, and the negative foreign exchange impact was 0.7%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets, offset in part by increased sales in our water metering business.  Gross margin was relatively unchanged at 50.2% for the six months ended June 30, 2016 as compared to 50.1% for the six months ended June 30, 2015. SG&A expenses as a percentage of net sales increased to 22.2% in the six months ended June 30, 2016 as compared to 20.9% in the six months ended June 30, 2015, due to negative operating leverage on lower sales volume.  The resulting operating margin was 28.0% in the six months ended June 30, 2016 and 29.2%  in the six months ended June 30, 2015.

Net sales in our Energy Systems & Controls segment decreased by 15% to $242 million during the six months ended June 30, 2016 compared to $285 million in the six months ended June 30, 2015.  Organic sales decreased by 14% and the negative foreign exchange impact was 1%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin decreased to 55.6% in the six months ended June 30, 2016 compared to 56.4% in the six months ended June 30, 2015 due to negative operating leverage on lower sales volume.  SG&A expenses as a percentage of net sales increased to 34.1% in the six months ended June 30, 2016 compared to 32.5% in the six months ended June 30, 2015 due to negative operating leverage on lower sales volume.  As a result, operating margin was 21.4% in the six months ended June 30, 2016 as compared to 23.9% in the six months ended June 30, 2015.

Corporate expenses increased to $58.8 million, or 3.2% of sales, in the six months ended June 30, 2016 as compared to $50.3 million, or 2.9% of sales, in the six months ended June 30, 2015, due primarily to increased equity compensation costs as a result of an increase in the number of shares granted in the current year as well as increases in our common stock price.

Net interest expense was $54.3 million for the six months ended June 30, 2016 compared to $40.0 million for the six months ended June 30, 2015, due to higher weighted average debt balances and higher interest rates in the current year.

Other expense was $1.5 million in the six months ended June 30, 2016 due primarily to foreign exchange losses at our non-U.S. subsidiaries, and $2.2 million in the six months ended June 30, 2015, due primarily to a $3 million write-off of an investment in a startup technology company, offset in part by foreign exchange gains at our non-U.S. subsidiaries.

Income taxes as a percent of pretax earnings were 30.0% in the six months ended June 30, 2016 as compared to 28.4% in the six months ended June 30, 2015.  The increase in the income tax rate was due primarily to a discrete $15.9 million benefit related to the resolution of a tax matter in the second quarter of 2015, offset in part by the recognition of $5.5 million in excess tax benefits in the current year in accordance with the stock compensation ASU adopted in the first quarter of 2016 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).  We expect the effective tax rate for 2016 to be approximately 30%.

At June 30, 2016, the British pound was weaker, and the functional currencies of our Canadian and most of our European subsidiaries slightly stronger, against the U.S. dollar compared to currency exchange rates at December 31, 2015. The currency changes resulted in a pretax decrease of $42 million in the foreign exchange component of comprehensive earnings for the six months ended June 30, 2016, $17 million of which is related to goodwill and does not directly affect our expected future cash flows. During the six months ended June 30, 2016, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the six months ended June 30, 2015.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six months ended June 30, 2016 and 2015 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Cash provided by/(used in):	2016	2015	2016	2015
Operating activities	$169.7	$172.5	$376.8	$432.9
Investing activities	(19.2)	(11.2)	(293.2)	(614.3)
Financing activities	(41.8)	(112.9)	(232.0)	273.2

Operating activities - Net cash provided by operating activities was $170 million in the second quarter of 2016 as compared to $173 million in the second quarter of 2015 due primarily to income tax prepayments and increased receivables balances due to timing of sales. Net cash provided by operating activities decreased by 13% to $377 million in the six months ended June 30, 2016 as compared to $433 million in the six months ended June 30, 2015 due primarily to an income tax payment in the first quarter of 2016 related to the gain on the sale of the Abel Pumps business in the fourth quarter of 2015 and income tax prepayments.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the three and six months ended June 30, 2016 and 2015.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and six months ended June 30, 2016 and 2015.  Cash provided by financing activities in the three and six months ended June 30, 2016 was primarily from stock option proceeds. Cash provided by financing activities in the three months ended June 30, 2015 was primarily from stock option proceeds and primarily from debt borrowings to fund acquisitions in the six months ended June 30, 2015.  Net debt payments were $180 million in the six months ended June 30, 2016 as compared to net debt borrowings of $311 million in the six months ended June 30, 2015.

Total debt at June 30, 2016 consisted of the following (amounts in thousands):

$400 million senior notes due 2017	$400,000
$800 million senior notes due 2018	800,000
$500 million senior notes due 2019	500,000
$600 million senior notes due 2020	600,000
$500 million senior notes due 2022	500,000
$300 million senior notes due 2025	300,000
Senior subordinated convertible notes	3,963
Revolving Debt Facility	-
Deferred finance costs	(15,247)
Other	3,433
Total debt, net of deferred finance costs	3,092,149
Less current portion	5,886
Long-term debt, net of deferred finance costs	$3,086,263

The interest rate on borrowings under our $1.85 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement.  At June 30, 2016, there were no outstanding borrowings under the facility.

At June 30, 2016, we had $3 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $44 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at June 30, 2016 totaled $488 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the six months ended June 30, 2016.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $201 million at June 30, 2016 compared to $126 million at December 31, 2015, reflecting increases in working capital due primarily to increases in receivables, income tax prepayments and bonus payments.  Total debt was $3.1 billion at June 30, 2016 as compared to $3.3 billion at December 31, 2015, due to the use of operating cash flows to pay off outstanding revolver debt.   Our leverage is shown in the following table (in thousands):

	June 30, 2016	December 31, 2015
Total Debt	$3,107,396	$3,288,614
Cash	(622,294)	(778,511)
Net Debt	2,485,102	2,510,103
Stockholders' Equity	5,551,017	5,298,947
Total Net Capital	$8,036,119	$7,809,050

Net Debt / Total Net Capital	30.9%	32.1%

Capital expenditures were $18 million for the six months ended June 30, 2016 and $21 million for the six months ended June 30, 2015. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of any borrowings on our revolving facility. However, the rate at which we can reduce any debt during 2016 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies; and none of these factors can be predicted with certainty.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2015 Annual Report on Form 10-K filed on February 26, 2016. There were no material changes during the six months ended June 30, 2016.

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

Item 6. Exhibits

a)10.1	Roper Technologies, Inc. 2016 Incentive Plan.

10.2	Director Compensation Plan, as amended, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

a)	Incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 26, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 5, 2016
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	August 5, 2016
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	August 5, 2016
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

10.1	Roper Technologies, Inc. 2016 Incentive Plan, incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 26, 2016.

10.2	Director Compensation Plan, as amended, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.