Form 10-Q
period 2016-09-30
ROPER TECHNOLOGIES INC
filed 2016-11-04
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.

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

The number of shares outstanding of the Registrant's common stock as of October 28, 2016 was 101,434,201.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$945,144	$883,933	$2,779,125	$2,638,755
Cost of sales	366,651	350,450	1,073,593	1,053,200
Gross profit	578,493	533,483	1,705,532	1,585,555

Selling, general and administrative expenses	311,103	283,112	940,073	836,314
Income from operations	267,390	250,371	765,459	749,241

Interest expense, net	26,800	20,369	81,076	60,382
Loss on debt extinguishment	871	-	871	-
Other income/(expense), net	337	251	(1,126)	(1,948)

Earnings before income taxes	240,056	230,253	682,386	686,911

Income taxes	72,977	69,836	205,822	199,441

Net earnings	$167,079	$160,417	$476,564	$487,470

Net earnings per share:
Basic	$1.65	$1.59	$4.71	$4.85
Diluted	1.63	1.58	4.65	4.80

Weighted average common shares outstanding:
Basic	101,372	100,681	101,231	100,545
Diluted	102,522	101,607	102,424	101,512

Dividends declared per common share	$0.30	$0.25	$0.90	$0.75

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$167,079	$160,417	$476,564	$487,470

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	9,054	(49,684)	(35,673)	(104,482)
Post-retirement benefit plan adjustments	-	-	-	(1,063)

Total other comprehensive income/(loss), net of tax	9,054	(49,684)	(35,673)	(105,545)

Comprehensive income	$176,133	$110,733	$440,891	$381,925

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2016	2015
ASSETS:

Cash and cash equivalents	$882,270	$778,511
Accounts receivable, net	498,006	488,271
Inventories, net	197,529	189,868
Unbilled receivables	119,109	122,042
Prepaid income taxes	31,933	-
Other current assets	45,964	39,355
Total current assets	1,774,811	1,618,047

Property, plant and equipment, net	103,847	105,510
Goodwill	5,969,328	5,824,726
Other intangible assets, net	2,541,482	2,528,996
Deferred taxes	30,663	31,532
Other assets	59,997	59,554

Total assets	$10,480,128	$10,168,365

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$144,235	$139,737
Accrued compensation	106,906	119,511
Deferred revenue	290,231	267,030
Other accrued liabilities	200,463	168,513
Income taxes payable	28,003	18,532
Current portion of long-term debt, net	1,902	6,805
Total current liabilities	771,740	720,128

Long-term debt, net of current portion	3,087,151	3,264,417
Deferred taxes	821,349	810,856
Other liabilities	87,381	74,017
Total liabilities	4,767,621	4,869,418

Commitments and contingencies (Note 10)

Common stock	1,033	1,028
Additional paid-in capital	1,482,963	1,419,262
Retained earnings	4,495,907	4,110,530
Accumulated other comprehensive earnings	(248,452)	(212,779)
Treasury stock	(18,944)	(19,094)
Total stockholders' equity	5,712,507	5,298,947

Total liabilities and stockholders' equity	$10,480,128	$10,168,365

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$476,564	$487,470
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	27,954	28,454
Amortization of intangible assets	149,149	119,766
Amortization of deferred financing costs	4,080	3,002
Non-cash stock compensation	60,480	47,035
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(1,660)	35,215
Unbilled receivables	3,684	(9,164)
Inventories	(5,916)	(7,047)
Accounts payable and accrued liabilities	36,965	(8,688)
Income taxes	(52,728)	(35,165)
Other, net	(5,199)	(1,311)
Cash provided by operating activities	693,373	659,567

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(277,587)	(1,024,779)
Capital expenditures	(26,933)	(27,503)
Proceeds from sale of assets	866	724
Other, net	36	(5,093)
Cash used in investing activities	(303,618)	(1,056,651)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	(180,000)	590,000
Principal payments on convertible notes	(4,010)	(4,006)
Cash premiums paid on convertible note conversions	(13,308)	(13,126)
Debt issuance costs	(6,763)	-
Cash dividends to stockholders	(90,632)	(75,210)
Proceeds from stock based compensation, net	13,895	19,237
Stock award tax excess windfall benefit	-	11,593
Treasury stock sales	2,576	2,117
Other	(1,053)	(1,273)
Cash provided by/(used in) financing activities	(279,295)	529,332

Effect of foreign currency exchange rate changes on cash	(6,701)	(42,100)

Net increase in cash and cash equivalents	103,759	90,148

Cash and cash equivalents, beginning of period	778,511	610,430

Cash and cash equivalents, end of period	$882,270	$700,578

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2015	$1,028	$1,419,262	$4,110,530	$(212,779)	$(19,094)	$5,298,947

Net earnings	-	-	476,564	-	-	476,564
Stock option exercises	1	15,908	-	-	-	15,909
Treasury stock sold	-	2,426	-	-	150	2,576
Currency translation adjustments, net of $84 tax	-	-	-	(35,673)	-	(35,673)
Stock based compensation	-	59,757	-	-	-	59,757
Restricted stock activity	4	(2,017)	-	-	-	(2,013)
Conversion of senior subordinated convertible notes, net of $936 tax	-	(12,373)	-	-	-	(12,373)
Dividends declared	-	-	(91,187)	-	-	(91,187)
Balances at September 30, 2016	$1,033	$1,482,963	$4,495,907	$(248,452)	$(18,944)	$5,712,507

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K ("Annual Report") filed on February 26, 2016 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's audited consolidated financial statements and the notes thereto included in its Annual Report.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued an update on stock compensation.  The ASU simplifies several aspects of the accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard on a prospective basis in the quarter ended March 31, 2016. The impact of the early adoption resulted in the following:

•
The Company recorded tax benefits of $4.2 million and $9.7 million within income tax expense for the three and nine month periods ended September 30, 2016, respectively, related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change could create volatility in the Company's effective tax rate.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share since adoption. This resulted in an increase in diluted weighted average common shares outstanding of 272,905 and 280,852 shares for the three and nine month periods ended September 30, 2016, respectively.

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

Recently Released Accounting Pronouncements

In August 2016, the FASB issued an update clarifying the classification of certain cash receipts and cash payments in the statement of cash flows. This update, effective for annual reporting periods after December 15, 2017, including interim periods within those annual periods, addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The Company does not expect the update to have a material impact on its results of operations, financial condition or cash flows.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic shares outstanding	101,372	100,681	101,231	100,545
Effect of potential common stock:
Common stock awards	1,112	847	1,131	868
Senior subordinated convertible notes	38	79	62	99
Diluted shares outstanding	102,522	101,607	102,424	101,512

For the three and nine months ended September 30, 2016 there were 1,063,100 and 1,066,100 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 665,720 outstanding stock options that would have been antidilutive for both the three and nine month periods ended September 30, 2015.

4.    Business Acquisitions

Roper completed three business acquisitions in the nine months ended September 30, 2016, with an aggregate purchase price of $283 million using cash on hand.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

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

The Company recorded $165 million in goodwill and $163 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final tax-related adjustments.  Of the $163 million intangible assets acquired, $10 million was assigned to trade names which have an indefinite life and therefore not subject to amortization.  The remaining $153 million of acquired intangible assets have a weighted average useful life of 16 years.  The amortizable intangible assets include customer relationships of $97 million (20 year weighted average useful life) and unpatented technology of $56 million (9 year weighted average useful life).

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock based compensation	$21,388	$17,597	$60,480	$47,035
Tax effect recognized in net income	7,486	6,159	21,168	16,462
Windfall tax benefit/(shortfall), net	-	2,132	-	10,887

Windfall tax benefits are no longer calculated due to the adoption of the ASU related to stock compensation (see Note 2), as all tax benefits are recognized in net income.

Stock Options - In the nine months ended September 30, 2016, 633,000 options were granted with a weighted average fair value of $34.45 per option. During the same period in 2015, 585,155 options were granted with a weighted average fair value of $33.69 per option. All options were issued at grant date fair value, which is defined by both the 2016 Plan and the 2006 Plan as the closing price of Roper's common stock on the date of grant.

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

	Nine months ended September 30,
	2016	2015
Risk-free interest rate (%)	1.38	1.52
Expected option life (years)	5.20	5.10
Expected volatility (%)	21.63	22.23
Expected dividend yield (%)	0.70	0.62

Cash received from option exercises for the nine months ended September 30, 2016 and 2015 was $15.9 million and $21.3 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2016, 395,980 restricted stock awards were granted with a weighted average grant date fair value of $169.03 per restricted share. During the same period in 2015, 349,035 restricted stock awards were granted with a weighted average grant date fair value of $152.80 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2016, 62,534 restricted awards vested with a weighted average grant date fair value of $135.68 per restricted share, and a weighted average vest date fair value of $172.61 per restricted share.

Employee Stock Purchase Plan - During the nine months ended September 30, 2016 and 2015, participants in the employee stock purchase plan purchased 15,076 and 13,437 shares, respectively, of Roper's common stock for total consideration of $2.58 million and $2.12 million, respectively. All shares were purchased from Roper's treasury shares.
6.	Inventories

The components of inventory were as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and supplies	$119,287	$120,811
Work in process	29,440	22,979
Finished products	85,336	80,118
Inventory reserves	(36,534)	(34,040)
	$197,529	$189,868

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2015	$3,039,197	$1,993,299	$374,033	$418,197	$5,824,726
Goodwill acquired	164,666	-	-	-	164,666
Other	(977)	2,428	-	-	1,451
Currency translation adjustments	(5,517)	(10,086)	(2,539)	(3,373)	(21,515)
Balances at September 30, 2016	$3,197,369	$1,985,641	$371,494	$414,824	$5,969,328

Other relates primarily to tax purchase accounting and working capital adjustments for 2015 acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$2,448,509	$(602,615)	$1,845,894
Unpatented technology	270,170	(117,405)	152,765
Software	161,201	(44,298)	116,903
Patents and other protective rights	24,160	(18,659)	5,501
Backlog	700	(700)	-
Trade names	595	(122)	473
Assets not subject to amortization:
Trade names	407,460	-	407,460
Balances at December 31, 2015	$3,312,795	$(783,799)	$2,528,996
Assets subject to amortization:
Customer related intangibles	$2,526,659	$(689,813)	$1,836,846
Unpatented technology	296,238	(136,128)	160,110
Software	174,399	(50,803)	123,596
Patents and other protective rights	23,840	(19,965)	3,875
Trade names	6,621	(396)	6,225
Assets not subject to amortization:
Trade names	410,830	-	410,830
Balances at September 30, 2016	$3,438,587	$(897,105)	$2,541,482

Amortization expense of other intangible assets was $147,773 and $118,119 during the nine months ended September 30, 2016 and 2015, respectively.

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

On September 23, 2016, Roper entered into a new five-year unsecured credit facility (the "2016 Facility") composed of a five year $2.5 billion revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent and a syndicate of lenders.  The Company may also, subject to compliance with specified conditions, request additional borrowings in the form of term loans or additional revolving credit commitments in an aggregate amount not to exceed $500 million.  The interest rate on borrowings under the credit facility is calculated based upon various recognized indices plus a margin as defined in the 2016 Facility.

The 2016 Facility replaces Roper's previous unsecured credit facility, dated as of July 27, 2012, as amended as of October 28, 2015 (the "2012 Facility"). Due to the early termination of the 2012 Facility, Roper recorded a $0.9 million non-cash debt extinguishment charge as other expense in the third quarter of 2016.  This charge represents the unamortized fees associated with the 2012 Facility.

The 2016 Facility contains affirmative and negative covenants which, among other things, limit Roper's ability to incur new debt,  enter into certain mergers and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on Roper's common stock) and capital expenditures, or change its line of business. Roper is also subject to financial covenants which require the Company to limit its consolidated total leverage ratio and to maintain a minimum consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5.

Roper's 3.75% senior subordinated convertible notes due 2034 became convertible on January 15, 2009.  During the nine months ended September 30, 2016, 7,670 notes were converted by note holders for $17.3 million in cash.  No gain or loss was recorded upon these conversions.  In addition, a related $0.9 million deferred tax liability associated with excess deductions recorded for tax purposes was relieved to additional paid-in capital upon the conversions.

9.	Fair Value of Financial Instruments

Roper's debt at September 30, 2016 included $3.1 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 1.850% senior notes due 2017	$402
$800 million 2.050% senior notes due 2018	810
$500 million 6.250% senior notes due 2019	561
$600 million 3.000% senior notes due 2020	625
$500 million 3.125% senior notes due 2022	513
$300 million 3.850% senior notes due 2025	318

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

10.	Contingencies

Roper, in the ordinary course of business, is the subject of or a party to various pending or threatened legal actions, including product liability and employment practices that, in general, are based upon claims of the kind that have been customary over the past several years and which the Company is vigorously defending. After analyzing the Company's contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper's consolidated financial position, results of operations or cash flows.

Over recent years there has been an increase in certain U.S. states in asbestos-related litigation claims against numerous industrial companies. Roper or its subsidiaries have been named defendants in some such cases. No significant resources have been required by Roper to respond to these cases and the Company believes it has valid defenses to such claims and intends to defend them vigorously. Given the state of these claims it is not possible to determine the potential liability, if any.

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2016 is presented below (in thousands):

Balances at December 31, 2015	$10,183
Additions charged to costs and expenses	12,516
Deductions	(12,752)
Other	52
Balances at September 30, 2016	$9,999

11.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales:
Medical & Scientific Imaging	$338,027	$299,621	12.8%	$1,010,826	$893,583	13.1%
RF Technology	303,565	253,556	19.7%	872,536	752,068	16.0%
Industrial Technology	178,317	186,147	(4.2)%	528,179	563,342	(6.2)%
Energy Systems & Controls	125,235	144,609	(13.4)%	367,584	429,762	(14.5)%
Total	$945,144	$883,933	6.9%	$2,779,125	$2,638,755	5.3%
Gross profit:
Medical & Scientific Imaging	$247,432	$222,655	11.1%	$740,725	$660,971	12.1%
RF Technology	169,123	133,692	26.5%	492,493	397,874	23.8%
Industrial Technology	90,950	92,245	(1.4)%	266,679	281,052	(5.1)%
Energy Systems & Controls	70,988	84,891	(16.4)%	205,635	245,658	(16.3)%
Total	$578,493	$533,483	8.4%	$1,705,532	$1,585,555	7.6%
Operating profit*:
Medical & Scientific Imaging	$118,979	$108,399	9.8%	$347,706	$325,439	6.8%
RF Technology	94,785	74,604	27.1%	272,905	228,521	19.4%
Industrial Technology	52,800	52,298	1.0%	150,850	162,383	(7.1)%
Energy Systems & Controls	31,777	42,300	(24.9)%	83,728	110,424	(24.2)%
Total	$298,341	$277,601	7.5%	$855,189	$826,767	3.4%
Long-lived assets:
Medical & Scientific Imaging	$38,793	$35,818	8.3%
RF Technology	30,984	29,570	4.8%
Industrial Technology	35,584	40,170	(11.4)%
Energy Systems & Controls	10,720	13,915	(23.0)%
Total	$116,081	$119,473	(2.8)%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $30,951 and $27,230 for the three months ended September 30, 2016 and 2015, respectively, and $89,730 and $77,526 for the nine months ended September 30, 2016 and 2015, respectively.

12.  Subsequent Events

On October 31, 2016, Roper acquired 100% of the shares of iSqFt Parent Corp. (d/b/a ConstructConnect) for $631 million in cash.  ConstructConnect is a provider of cloud-based data, collaboration, and workflow automation solutions to the commercial construction industry and will be reported in the RF Technology segment.  Roper acquired ConstructConnect in order to expand its portfolio of software platforms.  Goodwill and other purchase price allocations are pending.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales:
Medical & Scientific Imaging	$338,027	$299,621	$1,010,826	$893,583
RF Technology	303,565	253,556	872,536	752,068
Industrial Technology	178,317	186,147	528,179	563,342
Energy Systems & Controls	125,235	144,609	367,584	429,762
Total	$945,144	$883,933	$2,779,125	$2,638,755
Gross margin:
Medical & Scientific Imaging	73.2%	74.3%	73.3%	74.0%
RF Technology	55.7	52.7	56.4	52.9
Industrial Technology	51.0	49.6	50.5	49.9
Energy Systems & Controls	56.7	58.7	55.9	57.2
Total	61.2	60.4	61.4	60.1
Selling, general & administrative expenses:
Medical & Scientific Imaging	38.0%	38.1%	38.9%	37.5%
RF Technology	24.5	23.3	25.2	22.5
Industrial Technology	21.4	21.5	21.9	21.1
Energy Systems & Controls	31.3	29.5	33.2	31.5
Total	29.6	28.9	30.6	28.8
Segment operating margin:
Medical & Scientific Imaging	35.2%	36.2%	34.4%	36.4%
RF Technology	31.2	29.4	31.3	30.4
Industrial Technology	29.6	28.1	28.6	28.8
Energy Systems & Controls	25.4	29.3	22.8	25.7
Total	31.6	31.4	30.8	31.3
Corporate administrative expenses	(3.3)	(3.1)	(3.2)	(2.9)
	28.3	28.3	27.5	28.4
Interest expense	(2.8)	(2.3)	(2.9)	(2.3)
Loss on debt extinguishment	(0.1)	-	-	-
Other income/(expense)	-	-	-	(0.1)
Earnings before income taxes	25.4	26.0	24.6	26.0
Income taxes	(7.7)	(7.9)	(7.4)	(7.6)
Net earnings	17.7%	18.1%	17.1%	18.5%

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Net sales for the three months ended September 30, 2016 increased by 7% as compared to the three months ended September 30, 2015. Acquisitions, net of divestitures, added 6%, organic growth was 2% and the negative foreign exchange impact was 1%.

Our Medical & Scientific Imaging segment net sales increased by 13% to $338 million in the third quarter of 2016 as compared to $300 million in the third quarter of 2015.  Acquisitions added 8% and organic sales increased by 5%. The increase in organic sales was due to increased sales in our medical products and software businesses, led by Verathon, NDI and Strata.  Gross margin decreased to 73.2% in the third quarter of 2016 from 74.3% in the third quarter of 2015 due to product mix.  Selling, general and administrative ("SG&A") expenses as a percentage of net sales were relatively unchanged at 38.0% in the third quarter of 2016 as compared to 38.1% in the third quarter of 2015.  As a result, operating margin was 35.2% in the third quarter of 2016 as compared to 36.2% in the third quarter of 2015.

In our RF Technology segment, net sales were $304 million in the third quarter of 2016 as compared to $254 million in the third quarter of 2015, an increase of 20%.  Acquisitions accounted for 13% and organic sales increased by 7%. The increase in organic sales was due primarily to increased sales in our toll and traffic and card system businesses in the current year period.  Gross margin increased to 55.7% in the third quarter of 2016 as compared to 52.7% in the third quarter of 2015, due primarily to product mix in our toll and traffic businesses, operating leverage on higher sales volume at our freight match business and a full quarter of sales from the 2015 acquisitions of radio-frequency identification ("RFID") card reader and software companies which have a higher gross margin.  SG&A expenses as a percentage of net sales in the third quarter of 2016 increased to 24.5% as compared to 23.3% in the prior year due to an increased percentage of sales at our software businesses which have a higher SG&A structure. The resulting operating margin was 31.2% in the third quarter of 2016 as compared to 29.4% in the third quarter of 2015.

Our Industrial Technology segment net sales decreased by 4% to $178 million in the third quarter of 2016 as compared to $186 million in the third quarter of 2015 due to the divestiture of the Abel Pumps business.  Organic sales increased slightly due primarily to increased sales in our water meter business offset in part by decreased sales in our fluid handling businesses which serve oil and gas markets.  Gross margin was relatively unchanged at 51.0% for the three months ended September 30, 2016 as compared to 49.6% for the three months ended September 30, 2015. SG&A expenses as a percentage of net sales was relatively unchanged at 21.4% in the current year quarter as compared to 21.5% in the prior year quarter.  The resulting operating margin was 29.6% in the third quarter of 2016 as compared to 28.1% in the third quarter of 2015.

Net sales in our Energy Systems & Controls segment decreased by 13% to $125 million during the third quarter of 2016 compared to $145 million in the third quarter of 2015, which included a negative 1% foreign exchange impact.  The decrease in sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin decreased to 56.7% in the third quarter of 2016 as compared to 58.7% in the third quarter of 2015 and SG&A expenses as a percentage of net sales increased to 31.3% in the current year quarter as compared to 29.5% in the prior year quarter, both of which were due to negative operating leverage on lower sales volume.  As a result, operating margin was 25.4% in the third quarter of 2016 as compared to 29.3% in the third quarter of 2015.

Corporate expenses increased to $31.0 million, or 3.3% of sales, in the third quarter of 2016 as compared to $27.2 million, or 3.1% of sales, in the third quarter of 2015, due primarily to increased equity compensation costs as a result of an increase in the number of shares granted in the current year as well as increases in our common stock price.

Net interest expense was $26.8 million for the third quarter of 2016 as compared to $20.4 in the third quarter of 2015 due to higher weighted average debt balances and higher average interest rates in the current quarter.

Other expense of $0.5 million in the third quarter of 2016 was due primarily to a non-cash debt extinguishment charge related to the early termination of our prior credit facility, offset in part by foreign exchange gains at our non-U.S. based subsidiaries.  Other income of $0.3 million in the third quarter of 2015 was due primarily to foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 30.4% in the third quarter of 2016 as compared to 30.3% in the third quarter of 2015.  The increase in the income tax rate was due primarily to a discrete benefit related to foreign tax credits in the third quarter of 2015, offset in part by the recognition of $4.2 million in excess tax benefits in the current year quarter in accordance with the stock compensation ASU adopted in the first quarter of 2016 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).  We expect the effective tax rate for 2016 to be approximately 30%.

During the quarter ended September 30, 2016, the functional currencies of most of our European subsidiaries were stronger, and the Canadian dollar and British pound weaker, against the U.S. dollar as compared to the quarter ended September 30, 2015.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these subsidiaries in the third quarter of 2016 compared to the third quarter of 2015.

Net orders were $929 million in the third quarter of 2016 as compared to $894 million in the third quarter of 2015.  Acquisitions, net of divestitures, contributed 5% to the current quarter orders.  Our order backlog was $1.12 billion at September 30, 2016 as compared to $1.05 billion at September 30, 2015, an increase of 7%.

	Net orders booked for the three months ended		Order backlog as of
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Medical & Scientific Imaging	$332,624	$317,743	$396,620	$343,808
RF Technology	300,303	245,694	563,716	523,236
Industrial Technology	173,757	184,846	69,020	73,366
Energy Systems & Controls	121,818	145,478	90,699	110,237
Total	$928,502	$893,761	$1,120,055	$1,050,647

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net sales for the nine months ended September 30, 2016 increased by 5% as compared to the nine months ended September 30, 2015. The increase was the result of a net effect of 7% from acquisitions and divestitures, negative organic growth of 1% and a negative foreign exchange impact of 1%.

Our Medical & Scientific Imaging segment net sales increased by 13% to $1.0 billion in the nine months ended September 30, 2016 as compared to $0.9 billion in the nine months ended September 30, 2015.  Acquisitions added 10%, organic sales increased by 4%,  and the negative foreign exchange impact was 1%. The increase in organic sales was due to increased sales in our medical businesses, led by Verathon and NDI.  Gross margin decreased to 73.3% in the nine months ended September 30, 2016 as compared to 74.0% in the nine months ended September 30, 2015 due to product mix.  SG&A expenses as a percentage of net sales increased to 38.9% in the nine months ended September 30, 2016 as compared to 37.5% for the nine months ended September 30, 2015 due to a higher SG&A structure in our medical businesses.   As a result, operating margin was 34.4% in the nine months ended September 30, 2016 as compared to 36.4% in the nine months ended September 30, 2015.

In our RF Technology segment, net sales were $873 million in the nine months ended September 30, 2016 as compared to $752 million in the nine months ended September 30, 2015, an increase of 16%.  Acquisitions accounted for 16%, organic sales increased by 1% and the negative foreign exchange impact was 1%. The increase in organic sales was due primarily to increased sales in our software businesses offset in part by the completion of large service contracts in our toll and traffic businesses in 2015.  Gross margin increased to 56.4% in the nine months ended September 30, 2016 as compared to 52.9% in the nine months ended September 30, 2015 due to product mix in our toll and traffic businesses as well as an increased percentage of sales at our software businesses which have a higher gross margin.  SG&A expenses as a percentage of net sales in the nine months ended September 30, 2016 increased to 25.2% as compared to 22.5% in the prior year due primarily to an increased percentage of sales at our software businesses which have a higher SG&A structure. The resulting operating margin was 31.3% in the nine months ended September 30, 2016 as compared to 30.4% in the nine months ended September 30, 2015.

Our Industrial Technology segment net sales decreased by 6.2% to $528 million in the nine months ended September 30, 2016 as compared to $563 million in the nine months ended September 30, 2015.  The divestiture of the Abel Pumps business accounted for 4.0%, organic sales decreased by 1.7%, and the negative foreign exchange impact was 0.5%.  The decrease in organic sales was due primarily to decreased sales in our fluid handling businesses which serve oil and gas markets, offset in part by increased sales in our water metering business.  Gross margin was relatively unchanged at 50.5% for the nine months ended September 30, 2016 as compared to 49.9% for the nine months ended September 30, 2015. SG&A expenses as a percentage of net sales increased to 21.9% in the nine months ended September 30, 2016 as compared to 21.1% in the nine months ended September 30, 2015, due to negative operating leverage on lower sales volume.  The resulting operating margin was 28.6% in the nine months ended September 30, 2016 and 28.8%  in the nine months ended September 30, 2015.

Net sales in our Energy Systems & Controls segment decreased by 15% to $368 million during the nine months ended September 30, 2016 compared to $430 million in the nine months ended September 30, 2015.  Organic sales decreased by 14% and the negative foreign exchange impact was 1%.  The decrease in organic sales was due to decreased sales in oil and gas products, including safety systems and valves.  Gross margin decreased to 55.9% in the nine months ended September 30, 2016 compared to 57.2% in the nine months ended September 30, 2015 and SG&A expenses as a percentage of net sales increased to 33.2% in the nine months ended September 30, 2016 compared to 31.5% in the nine months ended September 30, 2015, both of which were due to negative operating leverage on lower sales volume.  As a result, operating margin was 22.8% in the nine months ended September 30, 2016 as compared to 25.7% in the nine months ended September 30, 2015.

Corporate expenses increased to $89.7 million, or 3.2% of sales, in the nine months ended September 30, 2016 as compared to $77.5 million, or 2.9% of sales, in the nine months ended September 30, 2015, due primarily to increased equity compensation costs as a result of an increase in the number of shares granted in the current year as well as increases in our common stock price.

Net interest expense was $81.1 million for the nine months ended September 30, 2016 compared to $60.4 million for the nine months ended September 30, 2015, due to higher weighted average debt balances and higher average interest rates in the current year.

Other expense was $2.0 million in the nine months ended September 30, 2016 due primarily to a non-cash debt extinguishment charge and foreign exchange losses at our non-U.S. subsidiaries, and $1.9 million in the nine months ended September 30, 2015, due primarily to a $3 million write-off of an investment in a startup technology company, offset in part by foreign exchange gains at our non-U.S. subsidiaries.

Income taxes as a percent of pretax earnings were 30.2% in the nine months ended September 30, 2016 as compared to 29.0% in the nine months ended September 30, 2015.  The increase in the income tax rate was due primarily to a discrete $15.9 million benefit related to the resolution of a tax matter in the second quarter of 2015, offset in part by the recognition of $9.7 million in excess tax benefits in the current year in accordance with the stock compensation ASU adopted in the first quarter of 2016 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).  We expect the effective tax rate for 2016 to be approximately 30%.

At September 30, 2016, the British pound was weaker, and the functional currencies of our Canadian and most of our European subsidiaries slightly stronger, against the U.S. dollar compared to currency exchange rates at December 31, 2015. The currency changes resulted in a pretax decrease of $36 million in the foreign exchange component of comprehensive earnings for the nine months ended September 30, 2016, $22 million of which is related to goodwill and does not directly affect our expected future cash flows. During the nine months ended September 30, 2016, the functional currencies of our European and Canadian subsidiaries were weaker against the U.S. dollar as compared to the nine months ended September 30, 2015.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine months ended September 30, 2016 and 2015 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Cash provided by/(used in):	2016	2015	2016	2015
Operating activities	$316.5	$226.6	$693.4	$659.6
Investing activities	(10.4)	(442.3)	(303.6)	(1,056.7)
Financing activities	(47.3)	256.1	(279.3)	529.3

Operating activities - Net cash provided by operating activities increased by 40% to $317 million in the third quarter of 2016 as compared to $227 million in the third quarter of 2015 due primarily to higher net income net of non-cash charges, improved receivables collection, increased accounts payable and deferred revenue balances, and the timing of income tax and other certain payments. Net cash provided by operating activities increased by 5% to $693 million in the nine months ended September 30, 2016 as compared to $660 million in the nine months ended September 30, 2015 due primarily to to higher net income net of non-cash charges.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the three and nine months ended September 30, 2016 and 2015.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and nine months ended September 30, 2016 and 2015.  Cash provided by financing activities in the three and nine months ended September 30, 2016 was primarily from stock option proceeds. Cash provided by financing activities in the three and nine month periods ended September 30, 2015 was primarily from debt borrowings to fund acquisitions.  Net debt payments were $184 million in the nine months ended September 30, 2016 as compared to net debt borrowings of $586 million in the nine months ended September 30, 2015.

Total debt at September 30, 2016 consisted of the following (amounts in thousands):

$400 million 1.850% senior notes due 2017	$400,000
$800 million 2.050% senior notes due 2018	800,000
$500 million 6.250% senior notes due 2019	500,000
$600 million 3.000% senior notes due 2020	600,000
$500 million 3.125% senior notes due 2022	500,000
$300 million 3.850% senior notes due 2025	300,000
Senior subordinated convertible notes	262
Revolving Debt Facility	-
Deferred finance costs	(14,146)
Other	2,937
Total debt, net of deferred finance costs	3,089,053
Less current portion	1,902
Long-term debt, net of deferred finance costs	$3,087,151

The interest rate on borrowings under our $2.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding our new credit facility.  At September 30, 2016, there were no outstanding borrowings under the facility.

At September 30, 2016, we had $3 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $42 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at September 30, 2016 totaled $561 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facilities throughout the nine months ended September 30, 2016.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was $123 million at September 30, 2016 compared to $126 million at December 31, 2015, reflecting a decrease in working capital due primarily to increased accounts payable and deferred revenue balances, offset in part by an increase in tax prepayments.  Total debt was $3.1 billion at September 30, 2016 as compared to $3.3 billion at December 31, 2015, due to the use of operating cash flows to pay off outstanding revolver debt.   Our leverage is shown in the following table (in thousands):

	September 30, 2016	December 31, 2015
Total Debt	$3,103,199	$3,288,614
Cash	(882,270)	(778,511)
Net Debt	2,220,929	2,510,103
Stockholders' Equity	5,712,507	5,298,947
Total Net Capital	$7,933,436	$7,809,050

Net Debt / Total Net Capital	28.0%	32.1%

Capital expenditures were $27 million for the nine months ended September 30, 2016 and $28 million for the nine months ended September 30, 2015. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our 2015 Annual Report on Form 10-K filed on February 26, 2016. There were no material changes during the nine months ended September 30, 2016.

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

b)10.2
Credit Agreement, dated as of September 23, 2016, among Roper Technologies, Inc., as parent borrower, the foreign subsidiary borrowers of Roper Technologies, Inc. from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Ltd., Mizuho Bank, Ltd. PNC Bank, SunTrust Bank and TD Bank N.A., as documentation agents, Wells Fargo Bank, N.A. and Bank of America, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

a)	Incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 26, 2016.

b)	Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 23, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 4, 2016
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	November 4, 2016
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	November 4, 2016
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

10.1	Roper Technologies, Inc. 2016 Incentive Plan, incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 26, 2016.

10.2
Credit Agreement, dated as of September 23, 2016, among Roper Technologies, Inc., as parent borrower, the foreign subsidiary borrowers of Roper Technologies, Inc. from time to time parties thereto, the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi UFJ Ltd., Mizuho Bank, Ltd. PNC Bank, SunTrust Bank and TD Bank N.A., as documentation agents, Wells Fargo Bank, N.A. and Bank of America, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on 8-K filed September 23, 2016.

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