Form 10-K
period 2016-12-31
ROPER TECHNOLOGIES INC
filed 2017-02-27
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Based on the closing sale price on the New York Stock Exchange on June 30, 2016, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $16,984,404,742.

Number of shares of registrant's Common Stock outstanding as of February 16, 2017: 101,874,232.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be furnished to Stockholders in connection with its Annual Meeting of Stockholders to be held on June 8, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 ROPER TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Our Business

Roper Technologies, Inc. ("Roper," the "Company," "we," "our" or "us") is a diversified technology company.  We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, commercial construction, food, energy, water, education and academic research.

We pursue consistent and sustainable growth in earnings by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other businesses that offer high value-added software, services, engineered products and solutions that we believe are capable of achieving growth and maintaining high margins.   We compete in many niche markets and believe we are the market leader or a competitive alternative to the market leader in most of these markets.

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

Diversified End Markets and Geographic Reach - We have a global presence, with sales to customers outside the U.S. totaling $1.2 billion in 2016.  Information regarding our international operations is set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report.

Research and Development - We conduct applied research and development to improve the quality and performance of our products and to develop new technologies and products. Our research and development spending was $195 million in 2016 as compared to $164 million and $148 million in 2015 and 2014, respectively.

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

Medical and Scientific Imaging

Our Medical & Scientific Imaging segment offers products and software in medical applications, and high performance digital imaging products. These products and solutions are provided through eleven reporting units. For 2016, this segment had net sales of $1.36 billion, representing 36.0% of our total net sales.

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

RF Technology

Our RF Technology segment provides radio frequency identification ("RFID") communication technology and software solutions that are used primarily in toll and traffic systems, security and access control, campus card systems, card readers, software-as-a-service in the freight matching, commercial construction and food industries, comprehensive application management software for legal and construction firms and metering and remote monitoring applications. These products and solutions are provided through ten reporting units. This segment had sales of $1.21 billion for the year ended December 31, 2016, representing 31.9% of our total net sales.

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

Software-as-a-Service - We maintain electronic marketplaces that connect 1) available capacity of trucking units with the available loads of freight to be moved from location to location throughout North America, 2) food suppliers, distributors and vendors, primarily in the perishable food sector and 3) construction industry professionals.

Comprehensive Application Management Software - We provide 1) enterprise software and information solutions for government contractors, professional services firms and other project-based businesses, 2) comprehensive management software solutions for law and other professional services firms, including business development, calendar/docket matter management, time and billing and case management and 3) construction project management solutions for construction firms which encompass the end-to-end construction process.

Metering and Remote Monitoring - We manufacture and sell meter reading, data logging and pressure control products for use primarily in water and gas applications.  We also provide network monitoring, leakage reduction and pressure control services in water and gas distribution networks.

The RF Technology segment companies' product sales reflect a combination of standard products, large engineered projects, and multi-year operations and maintenance contracts. Standard products generally ship within two weeks of receipt of order, and large engineered projects may have lead times of several months. As such, backlog may fluctuate depending upon the timing of large project awards.

Industrial Technology

Our Industrial Technology segment produces fluid handling pumps, materials analysis equipment and consumables, leak testing equipment, flow measurement and metering equipment and water meter and automatic meter reading ("AMR") products and systems. These products and solutions are provided through six reporting units. For 2016, this segment had net sales of $707 million, representing 18.6% of our total net sales.

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

Energy Systems & Controls

Our Energy Systems & Controls segment principally produces control systems, fluid properties testing equipment, industrial valves and controls, vibration sensors and controls and non-destructive inspection and measurement products and solutions, which are provided through six reporting units. For 2016, this segment had net sales of $510 million, representing 13.5% of our total net sales.

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

Backlog

Our backlog includes only firm unfilled orders expected to be recognized as revenue within twelve months.  Backlog was $1.6 billion at December 31, 2016, and $1.1 billion at December 31, 2015.

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

Customers

No customer accounted for 10% or more of net sales for 2016 for any of our segments or for our company as a whole.

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

Employees

As of December 31, 2016, we had 14,155 employees, with 10,751 located in the United States. We have 172 employees who are subject to collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. Additionally, we filed with the NYSE the Chief Executive Officer certification regarding our compliance with the NYSE's Corporate Governance Listing Standards (the "Listing Standards") pursuant to Section 303A.12(a) of the Listing Standards. We filed the certification with the NYSE on June 21, 2016 and our Chief Executive Officer indicated that he was not aware of any violations of the Listing Standards by us.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2016, we had $6.2 billion in total consolidated indebtedness. In addition, we had $535 million undrawn availability under our senior unsecured credit facility. Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, British pounds or Danish kroner. Sales by our operating companies whose functional currency is not the U.S. dollar represented 20% of our total net sales for each of the years ended December 31, 2016 and 2015. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported sales and earnings.

We export a significant portion of our products. Difficulties associated with the export of our products could harm our business.

Sales to customers outside the U.S. by our businesses located in the U.S. account for a significant portion of our net sales. These sales accounted for 12% of our net sales for the year ended December 31, 2016 and 13% for the year ended December 31, 2015. We are subject to risks that could limit our ability to export our products or otherwise reduce the demand for these products in our foreign markets. Such risks include, without limitation, the following:

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

As of and for the year ended December 31, 2016, 21% of our net sales and 13% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

Our business exposes us to product liability risks in the design, manufacturing and distribution of our products. In addition, certain of our products are used in hazardous environments. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to adequately protect us against losses. We also maintain other insurance policies, including directors' and officers' liability insurance. We believe we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs could have an adverse impact on our operating results.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2016, goodwill totaled $8.6 billion compared to $5.8 billion of stockholders' equity, and represented 60% of our total assets of $14.3 billion. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite economic life intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if interest rates rise or if business valuations decline, we could incur a non-cash charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

With the types of licensing vehicles we use to deliver our products to market, including subscription and on-demand pricing for our software and services, the recognition of revenue for the products and services we sell could be delayed from one period to another.

As we continue to vary the ways in which we deliver our products to the market, including expanded use of subscription, term and SaaS offerings, we may be required under existing accounting rules to defer the recognition of revenue from one period to another.  The deferral of perpetual licenses revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale.  As a result, the revenue we recognize in a particular period may not be reflective of our actual success in selling our products and solutions in the market.

Offering our products on a SaaS basis presents execution risks.

We offer a number of our products in a SaaS-based environment, and we expect to expand those offerings in the future. As more of our solutions are delivered as SaaS-based solutions, it is uncertain whether our strategies will generate the revenue required to be successful. Any significant costs we incur may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including ensuring that our SaaS-based offerings meet the performance, reliability and cost expectations of our customers and maintain the security of their data. If we are unable to execute on this strategy, our revenue or financial results may be materially adversely affected.

A breach in the security of our software could harm our reputation, result in a loss of current and potential customers, and subject us to material claims, which could materially harm our operating results and financial condition.

If our security measures are breached, an unauthorized party may obtain access to our data or our users' or customers' data. In addition, cyber-attacks and similar acts could lead to interruptions and delays in customer processing or a loss or breach of a customer's data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.
Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

Any security breaches for which we are, or are perceived to be, responsible, in whole or in part, could subject us to legal claims or legal proceedings, including regulatory investigations, which could harm our reputation and result in significant litigation costs and damage awards or settlement amounts. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. Security breaches also could cause us to lose current and potential customers, which could have an adverse effect on our business. Moreover, we might be required to expend significant financial and other resources to protect further against security breaches or to rectify problems caused by any security breach.

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

Our corporate offices, consisting of 24,000 square feet of leased space, are located at 6901 Professional Parkway East, Sarasota, Florida.   We have 120 principal locations around the world to support our operations, of which 51 are manufacturing, assembly and testing facilities, and the remaining 69 locations provide sales, programming, service and administrative support functions. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

The following table summarizes the size, location and usage of our principal properties as of December 31, 2016 (amounts in thousands of square feet).

		Office	Office & Manufacturing
Segment	Region	Leased	Leased	Owned
Medical & Scientific Imaging
	U.S.	309	298	127
	Canada	-	109	-
	Europe	32	64	-
	Asia-Pacific	21	-	-
	Mexico	-	44	-

RF Technology
	U.S.	1,164	92	16
	Canada	27	-	-
	Europe	56	-	16
	Asia-Pacific	111	-	-

Industrial Technology
	U.S.	18	260	478
	Canada	36	-	-
	Europe	13	136	43
	Asia-Pacific	23	-	-
	Mexico	-	60	-

Energy Systems & Controls
	U.S.	-	343	-
	Canada	-	56	-
	Europe	29	28	128
	Asia-Pacific	6	30	33

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol "ROP". The table below sets forth the range of high and low sales prices for our common stock as reported by the NYSE as well as cash dividends declared during each of our 2016 and 2015 quarters.

		High	Low	Cash Dividends Declared
2016	4th Quarter	$188.04	$167.91	$0.35
	3rd Quarter	182.84	163.33	0.30
	2nd Quarter	184.66	164.77	0.30
	1st Quarter	187.56	158.89	0.30

2015	4th Quarter	$194.83	$157.75	$0.30
	3rd Quarter	177.08	152.93	0.25
	2nd Quarter	177.79	167.08	0.25
	1st Quarter	174.02	145.75	0.25

Based on information available to us and our transfer agent, we believe that as of February 16, 2017 there were 143 record holders of our common stock.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2016, our Board of Directors increased the quarterly dividend paid January 23, 2017 to $0.35 per share from $0.30 per share, an increase of 17%. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities - In 2016, there were no sales of unregistered securities.

Performance Graph - This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or under the Exchange Act.

The following graph compares, for the five year period ended December 31, 2016, the cumulative total stockholder return for our common stock, the Standard and Poor's 500 Stock Index (the "S&P 500") and the Standard and Poor's 500 Industrials Index (the "S&P 500 Industrials"). Measurement points are the last trading day of each of our fiscal years ended December 31, 2011, 2012, 2013, 2014, 2015 and 2016. The graph assumes that $100 was invested on December 31, 2011 in our common stock, the S&P 500 and the S&P 500 Industrials and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Roper Technologies, Inc.	100.00	129.26	161.43	183.03	223.53	217.09
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P 500 Industrials	100.00	115.35	162.27	178.21	173.70	206.46

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

	As of and for the Years ended December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
Operations data:
Net sales	$3,789,925	$3,582,395	$3,549,494	$3,238,128	$2,993,489
Gross profit	2,332,410	2,164,646	2,101,899	1,882,928	1,671,717
Income from operations	1,054,563	1,027,918	999,473	842,361	757,587
Net earnings	658,645	696,067	646,033	538,293	483,360

Per share data:
Basic earnings per share	$6.50	$6.92	$6.47	$5.43	$4.95
Diluted earnings per share	6.43	6.85	6.40	5.37	4.86

Dividends declared per share	$1.2500	$1.0500	$0.8500	0.6950	$0.5775

Balance sheet data:
Working capital (6)	$331,229	$897,919	$884,158	$730,246	$159,887
Total assets(7)	14,324,927	10,168,365	8,400,185	8,169,120	7,059,975
Long-term debt, net of current portion(7)	5,808,561	3,264,417	2,190,282	2,437,975	1,492,533
Stockholders' equity	5,788,865	5,298,947	4,755,360	4,213,050	3,687,726

(1)
Includes results from the acquisitions of CliniSys Group Ltd. from January 7, 2016, PCI Medical Inc. from March 17, 2016, GeneInsight Inc. from April 1, 2016, iSqFt Holdings Inc. (d/b/a ConstructConnect) from October 31, 2016, UNIConnect LC from November 10, 2016 and Deltek Inc. from December 28, 2016.

(2)
Includes results from the acquisitions of Strata Decision Technologies LLC from January 21, 2015, SoftWriters Inc. from February 9, 2015, Data Innovations LLC from March 4, 2015, On Center Software LLC from July 20, 2015, RF IDeas Inc. from September 1, 2015, Atlantic Health Partners LLC from September 4, 2015, Aderant Holdings Inc. from October 21, 2015, Atlas Database Software Corp. from October 26, 2015, Black Diamond Advanced Technologies through March 20, 2015 and Abel Pumps through October 2, 2015.

(3)
Includes results from the acquisitions of Foodlink Holdings Inc. from July 2, 2014, Innovative Product Achievements LLC from August 5, 2014, Strategic Healthcare Programs Holdings LLC from August 14, 2014.

(4)	Includes results from the acquisitions of Managed Health Care Associates Inc. from May 1, 2013 and Advanced Sensors Ltd. from October 4, 2013.
(5)	Includes results from the acquisition of Sunquest Information Systems Inc. from August 22, 2012.
(6)
At December 31, 2016, there were $399 million of senior notes, net of debt issuance costs, due November 15, 2017 and at December 31, 2012, there were $499 million of senior notes, net of debt issuance costs (adjusted due to the retrospective adoption of an accounting standard update which requires that our senior notes be shown net of debt issuance costs), that matured on August 15, 2013, thus requiring a classification as short-term debt, included in working capital.

(7)
Total assets and Long-term debt, net of current portion for 2012 through 2014 have been adjusted due to the retrospective adoption of an accounting standard update which requires that our senior notes be shown net of debt issuance costs.  The adjustment amounts were $12,749, $15,861 and $10,574 for the years ended December 31, 2014, 2013 and 2012, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and related notes included in this Annual Report.

Overview

We are a diversified technology company.  We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, commercial construction, food, energy, water, education and academic research.

We pursue consistent and sustainable growth in earnings and cash flow by emphasizing continuous improvement in the operating performance of our existing businesses and by acquiring other carefully selected businesses. Our acquisitions have represented both additions to existing businesses and new strategic platforms.

In 2016, we acquired CliniSys Group Ltd. ("CliniSys"), PCI Medical Inc., GeneInsight Inc., iSqFt Holdings Inc. (d/b/a ConstructConnect) ("ConstructConnect"), UNIConnect LC, and Project Diamond Holdings Corp. (d/b/a Deltek Inc).  The acquisitions both expanded and complemented our existing technologies.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). A discussion of our significant accounting policies can also be found in the notes to our Consolidated Financial Statements for the year ended December 31, 2016 included in this Annual Report.

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

Accounts receivable collectibility is based on the economic circumstances of customers and credits given to customers after shipment of products, including in certain cases credits for returned products. Accounts receivable are regularly reviewed to determine customers who have not paid within agreed upon terms, whether these amounts are consistent with past experiences, what historical experience has been with amounts deemed uncollectible and the impact that economic conditions might have on collection efforts in general and with specific customers. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue. The returns and other sales credits histories are analyzed to determine likely future rates for such credits. At December 31, 2016, our allowance for doubtful accounts receivable was $12.2 million and our allowance for sales returns and sales credits was $2.3 million, for a total of $14.5 million, or 2.3% of total gross accounts receivable.  This percentage is influenced by the risk profile of the underlying receivables, and the timing of write-offs of accounts deemed uncollectible. The total allowance at December 31, 2016 was $2.1 million higher than at December 31, 2015.  The allowance will continue to fluctuate as a percentage of sales based on specific identification of allowances needed due to changes in our business, the write-off of uncollectible receivables, and the addition of reserve balances at acquired businesses.

We regularly compare inventory quantities on hand against anticipated future usage, which we determine as a function of historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. When we use historical usage, this information is also qualitatively compared to business trends to evaluate the reasonableness of using historical information as an estimate of future usage. At December 31, 2016, inventory reserves for excess and obsolete inventory were $37.2 million, or 17.0% of gross inventory cost, as compared to $34.0 million, or 15.2% of gross inventory cost, at December 31, 2015. The inventory reserve as a percent of gross inventory cost will continue to fluctuate based upon specific identification of reserves needed based upon changes in our business as well as the physical disposal of obsolete inventory.

Most of our sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 to 24 months. Future warranty obligations are evaluated using, among other factors, historical cost experience, product evolution and customer feedback. Our expense for warranty obligations was less than 1% of net sales for each of the years ended December 31, 2016, 2015 and 2014.

Revenues related to the use of the percentage-of-completion method of accounting are dependent on total costs incurred compared with total estimated costs for a project. During the years ended December 31, 2016, 2015 and 2014 we recognized revenue of $241 million, $253 million and $266 million, respectively, using this method.  Percentage-of-completion is used primarily for major turn-key, longer term toll and traffic and energy projects and installations of large software application projects.  At December 31, 2016, $260 million of revenue related to unfinished percentage-of-completion contracts had yet to be recognized. Contracts accounted for under this method are generally not significantly different in profitability from revenues accounted for under other methods.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.  During 2016, our effective income tax rate was 30.0%, which was 60 basis points lower than the 2015 rate of 30.6%, The decrease was due to the recognition of $15.3 million in excess tax benefits in the current year in accordance with an accounting standards update related to stock compensation adopted in the first quarter of 2016 (see Note 1 of the Notes to Consolidated Financial Statements), as well as the non-recurrence of the 2015 taxable gain on the divestiture of Abel Pumps which was partially offset by discrete tax benefits from settlements of tax matters in 2015. We expect the effective tax rate for 2017 to be approximately 30%.

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

We have 33 reporting units with individual goodwill amounts ranging from zero to $2.2 billion.  In 2016, we performed our annual impairment test in the fourth quarter for all reporting units, excluding those acquired in the fourth quarter of 2016. We conducted our analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. We determined that impairment of goodwill was not likely in 28 of our reporting units and thus we were not required to perform a quantitative analysis for these reporting units. For the remaining five reporting units we performed our quantitative analysis and concluded that the fair value of each of these five reporting units was substantially in excess of its carrying value with no impairment indicated as of December 31, 2016.  Recently acquired reporting units generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into our enterprise.   Negative industry or economic trends, disruptions to our business, actual results significantly below projections, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

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

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although our forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2016.

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

	Years ended December 31,
	2016	2015	2014
Net sales:
Medical & Scientific Imaging(1)	$1,362,813	$1,215,318	$1,080,309
RF Technology(2)	1,210,264	1,033,951	950,227
Industrial Technology(3)	706,625	745,381	827,145
Energy Systems & Controls	510,223	587,745	691,813
Total	$3,789,925	$3,582,395	$3,549,494

Gross margin:
Medical & Scientific Imaging	73.2%	74.0%	72.1%
RF Technology	56.7	53.4	52.8
Industrial Technology	50.6	49.8	50.5
Energy Systems & Controls	57.1	58.1	58.3
Total	61.5%	60.4%	59.2%

Segment operating margin:
Medical & Scientific Imaging	35.0%	36.4%	34.8%
RF Technology	30.8	30.2	28.5
Industrial Technology	28.7	28.8	29.9
Energy Systems & Controls	25.4	27.6	29.3
Total	31.2%	31.6%	30.9%

Corporate administrative expenses	(3.4)%	(2.9)%	(2.8)%
Income from continuing operations	27.8	28.7	28.2
Interest expense, net	(2.9)	(2.4)	(2.2)
Other income/(expense)	(0.1)	1.6	-
Income from continuing operations before taxes	24.8	28.0	26.0
Income taxes	(7.4)	(8.5)	(7.8)

Net earnings	17.4%	19.4%	18.2%

(1)
Includes results from the acquisitions of Innovative Product Achievements LLC from August 5, 2014, Strategic Healthcare Programs Holdings LLC from August 14, 2014, Strata Decision Technologies LLC from January 21, 2015, SoftWriters Inc. from February 9, 2015, Data Innovations LLC from March 4, 2015, Atlantic Health Partners LLC from September 4, 2015, Atlas Database Software Corp. from October 26, 2015, CliniSys from January 7, 2016, PCI Medical from March 17, 2016, GeneInsight from April 1, 2016 and UNIConnect from November 10, 2016.

(2)
Includes results from the acquisitions of Foodlink Holdings Inc. from July 2, 2014, On Center Software LLC from July 20, 2015, RF Ideas Inc. from September 1, 2015, Aderant Holdings Inc. from October 21, 2015, Black Diamond Advanced Technologies through March 20, 2015, ConstructConnect from October 31, 2016 and Deltek from December 28, 2016.

(3)	Includes results from Abel Pumps through October 2, 2015.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales for the year ended December 31, 2016 were $3.79 billion as compared to sales of $3.58 billion for the year ended December 31, 2015, an increase of 5.8%. The increase was the result of contributions from acquisitions of 6.8%, negative organic growth of 0.3% and a negative foreign exchange impact of 0.7%.

Our Medical & Scientific Imaging segment reported a $147 million or 12% increase in net sales for the year ended December 31, 2016 over the year ended December 31, 2015.  Acquisitions contributed 9%, organic sales increased 4% and the negative foreign exchange impact was 1%. The increase in organic sales was due to increased sales in our medical businesses, led by NDI and Verathon.  Gross margin decreased to 73.2% in the year ended December 31, 2016 from 74.0% in the year ended December 31, 2015, due primarily to product mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 38.2% in the year ended December 31, 2016 as compared to 37.7% in the year ended December 31, 2015, due to a higher SG&A structure in our medical businesses. Operating margin was 35.0% in the year ended December 31, 2016 as compared to 36.4% in the year ended December 31, 2015.

In our RF Technology segment, net sales for the year ended December 31, 2016 increased by $176 million or 17% over the year ended December 31, 2015.  Acquisitions net of the divestiture of the Black Diamond Advanced Technology business added 15%, organic sales increased by 3%, and the negative foreign exchange impact was 1%. The increase in organic sales was due primarily to increased sales in our software businesses offset in part by the completion of large service contracts in our toll and traffic businesses in 2015.  Gross margin was 56.7% in 2016 as compared to 53.4% in the prior year due to product mix in our toll and traffic businesses as well as an increased percentage of sales at our software businesses which have a higher gross margin.  SG&A expenses as a percentage of sales in the year ended December 31, 2016 increased to 25.9%, as compared to 23.3% in the prior year due primarily to an increased percentage of sales at our software businesses which have a higher SG&A structure.  Operating margin was 30.8% in 2016 as compared to 30.2% in 2015.

Net sales for our Industrial Technology segment decreased by $39 million or 5.2% for the year ended December 31, 2016 from the year ended December 31, 2015. The divestiture of the Abel Pumps business in 2015 accounted for a negative 3.1%, organic sales decreased by 1.5% and the negative foreign exhange impact was 0.6%.  The decrease in organic sales was due primarily to decreased sales in those fluid handling businesses that serve oil and gas markets, offset in part by increased sales in our water metering business.  Gross margin increased to 50.6% for the year ended December 31, 2016 as compared to 49.8% in the year ended December 31, 2015 due to product mix.  SG&A expenses as a percentage of net sales were 21.9%, as compared to 21.0% in the prior year, due primarily to negative leverage on lower sales volume.  The resulting operating margin was 28.7% in the year ended December 31, 2016 as compared to 28.8% in the year ended December 31, 2015.

In our Energy Systems & Controls segment, net sales for the year ended December 31, 2016 decreased by $78 million or 13% from the year ended December 31, 2015.  Organic sales decreased by 12% due to decreased sales in oil and gas products, including safety systems and valves, and the negative foreign exchange impact was 1%.  Gross margin decreased to 57.1% in the year ended December 31, 2016 as compared to 58.1% in the year ended December 31, 2015 and SG&A expenses as a percentage of net sales increased to 31.7% as compared to 30.5% in the prior year, both of which were due negative leverage on lower sales volume. Operating margin was 25.4% in the year ended December 31, 2016 as compared to 27.6% in the year ended December 31, 2015.

Corporate expenses increased by $24.7 million to $127.5 million, or 3.4% of sales, in 2016 as compared to $102.8 million, or 2.9% of sales, in 2015. The increase was due primarily to increased equity compensation costs as a result of both an increase in the number of shares granted in the current year and increases in our common stock price and increased costs related to acquisitions.

Interest expense increased $27.3 million, or 32.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase is due primarily to higher average debt balances to fund current year acquisitions as well as higher average interest rates throughout 2016.

Other expense of $1.5 million for the year ended December 31, 2016 was composed primarily of foreign exchange losses at our non-U.S. based companies, offset in part by royalty income.  Other income of $58.7 million for the year ended December 31, 2015 was composed primarily of the $70.9 million gain from the divestiture of Abel Pumps (see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report), offset in part by a $9.5 million impairment charge on a minority investment.

During 2016, our effective income tax rate was 30.0%, which was 60 basis points lower than the 2015 rate of 30.6%.  The decrease was due to the recognition of $15.3 million in excess tax benefits in the current year in accordance with an ASU related to stock compensation adopted in the first quarter of 2016 (see Note 1 of the Notes to Consolidated Financial Statements), as well as the non-recurrence of the 2015 taxable gain on the divestiture of Abel Pumps which was partially offset by discrete tax benefits from settlements of tax matters in 2015.

At December 31, 2016, the functional currencies of most of our non-U.S. subsidiaries were weaker, and the Canadian dollar was stronger, against the U.S. dollar compared to currency exchange rates at December 31, 2015. The net result of these changes led to a pre-tax decrease in the foreign exchange component of comprehensive earnings of $115 million in the year ended December 31, 2016. Approximately $52 million of this amount related to goodwill and is not expected to directly affect our projected future cash flows. For the entire year of 2016, operating profit decreased by less than 1% due to fluctuations in non-U.S. currencies.

The following table summarizes our net order information for the years ended December 31, 2016 and 2015 (dollar amounts in thousands).

	2016	2015	change
Medical & Scientific Imaging	$1,399,007	$1,235,143	13.3%
RF Technology	1,278,246	1,024,999	24.7
Industrial Technology	704,622	731,810	(3.7)
Energy Systems & Controls	514,300	555,672	(7.4)
Total	$3,896,175	$3,547,624	9.8%

The increase in orders was due to orders from acquisitions which added 8%, organic growth of 3% and a 1% negative foreign exchange impact.

The following table summarizes order backlog information at December 31, 2016 and 2015 (dollar amounts in thousands). We include in backlog only orders that are expected to be recognized as revenue within twelve months.  The increase in backlog was due to acquisitions which added 37% and internal growth of 10%.

	2016	2015	change
Medical & Scientific Imaging	$423,616	$373,213	13.5%
RF Technology	991,212	538,877	83.9
Industrial Technology	65,259	68,002	(4.0)
Energy Systems & Controls	92,309	90,365	2.2
Total	$1,572,396	$1,070,457	46.9%

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

In our RF Technology segment, net sales for the year ended December 31, 2015 increased by $84 million or 9% over the year ended December 31, 2014. Organic sales increased by 6%, acquisitions net of the divestiture of the Black Diamond Advanced Technology business added 4% and the negative foreign exchange impact was 1%. The increase in organic sales was due primarily to growth in our toll and traffic and freight matching businesses.  Gross margin was 53.4% in 2015 as compared to 52.8% in the prior year due to leverage on higher sales volume and product mix.  SG&A expenses as a percentage of sales in the year ended December 31, 2015 were 23.3%, a decrease from 24.3% in the prior year due to operating leverage on higher sales volume.  Operating margin was 30.2% in 2015 as compared to 28.5% in 2014.

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

	2015	2014	change
Medical & Scientific Imaging	$373,213	$296,098	26.0%
RF Technology	538,877	520,727	3.5
Industrial Technology	68,002	97,507	(30.3)
Energy Systems & Controls	90,365	126,838	(28.8)
Total	$1,070,457	$1,041,170	2.8%

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	2016	2015	2014
Cash provided by/(used in):
Operating activities	$964	$929	$840
Investing activities	(3,753)	(1,698)	(348)
Financing activities	2,805	996	(298)

Operating activities - The increase in cash provided by operating activities in 2016 was primarily due to increased earnings net of non-cash charges and higher deferred revenue balances due to an increased percentage of revenue from software and other subscription based products, offset in part by income tax payments in the first quarter of 2016 related to the gain on the sale of the Abel Pumps business in the fourth quarter of 2015.  The increase in cash provided by operating activities in 2015 was due to increased earnings net of intangible amortization related to acquisitions, the collection of $49 million of receivables due from the Puerto Rico Highways and Transportation Authority and higher deferred revenue balances due to an increased percentage of revenue from software and other subscription based products.

Investing activities - Cash used in investing activities during 2016, 2015 and 2014 was primarily for business acquisitions.  Cash received from investing activities in 2015 was primarily proceeds from the sale of the Abel Pumps business.

Financing activities - Cash used in financing activities in all periods presented was primarily debt repayments as well as dividends paid to stockholders.  Cash provided by financing activities during 2016 was primarily from the issuance of $1.2 billion of senior notes and revolving debt borrowings for acquisitions. Cash provided by financing activities during 2015 was primarily the issuance of $900 million of senior notes and revolving debt borrowings for acquisitions.

Net working capital (current assets, excluding cash, less total current liabilities, excluding debt) was  a negative $25 million at December 31, 2016 compared to $126 million at December 31, 2015, due primarily to increases in deferred revenue balances due to an increased percentage of revenue from software and other subscription based products.  We acquired negative net working capital of $128 million through business acquisitions during 2016.  The negative acquired working capital was due primarily to $203 million in deferred revenue balances.

Total debt was $6.2 billion at December 31, 2016 (51.8% of total capital) compared to $3.3 billion at December 31, 2015 (38.3% of total capital). Our increased debt at December 31, 2016 compared to December 31, 2015 was due to debt borrowings for 2016 acquisitions.

On December 19, 2016, we completed a public offering of $500 million aggregate principal amount of 2.80% senior unsecured notes due December 15, 2021, issued at 99.843% of their principal amount, and $700 million aggregate principal amount of 3.80% senior unsecured notes due December 15, 2026, issued at 99.984% of their principal amount.  Net proceeds of $1.19 billion were used in the acquisition of Deltek (see Note 2 of the Notes to Consolidated Financial Statements). The senior notes are unsecured senior obligations of the Company and rank senior in right of payment with all of our existing and future subordinated indebtedness and rank equally in right of payment with all of our existing and future unsecured senior indebtedness. The notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The notes bear interest at a fixed rate of 2.80% and 3.80% per year, respectively, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2017.

We may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

On September 23, 2016, we entered into a new five-year unsecured credit facility (the "2016 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced our previous unsecured credit facility, dated as of July 27, 2012, as amended as of October 28, 2015 (the "2012 Facility"). The 2016 Facility comprises a five year $2.50 billion revolving credit facility, which includes availability of up to $150.0 million for letters of credit. We may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $500 million.  We recorded as other expense a $0.9 million non-cash debt extinguishment charge in the fourth quarter related to the early termination of the 2012 Facility, which represented the unamortized fees associated with the 2012 Facility.

The 2016 Facility contains various affirmative and negative covenants which, among other things, limit our ability to incur new debt, enter into certain mergers and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change our line of business.  We also are subject to financial covenants which require us to limit our consolidated total leverage ratio and to maintain a consolidated interest coverage ratio.  The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5 to 1.

On December 2, 2016, we amended the 2016 Facility to allow the consolidated total leverage ratio be increased, no more than twice during the term of the 2016 Facility, to 4.0 to 1 for a consecutive four quarter fiscal period per increase (or, for any portion of such four quarter fiscal period in which the maximum would be 4.25 to 1 pursuant to the 2016 facility amendment, 4.25 to 1).  In conjunction with the Deltek acquistion (see Note 2 of the Notes to Consolidated Financial Statements), we increased the maximum consolidated total leverage ratio covenant to 4.25 to 1 through June 30, 2017 and 4.00 to 1 through December 31, 2017.

At December 31, 2016, we had $4.3 billion of senior unsecured notes and $1.93 billion of outstanding revolver borrowings. In addition, we had $3.0 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support our non-U.S. businesses. We had $74.1 million of outstanding letters of credit at December 31, 2016, of which $34.8 million was covered by our lending group, thereby reducing our revolving credit capacity commensurately.

We were in compliance with all debt covenants related to our credit facility throughout the years ended December 31, 2016 and 2015.

See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facility and senior notes.

Cash and cash equivalents at our foreign subsidiaries at December 31, 2016 totaled $557 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

Capital expenditures of $37.3 million, $36.3 million and $37.6 million were incurred during 2016, 2015 and 2014, respectively. In the future, we expect capital expenditures as a percentage of sales to be between 1.0% and 1.5% of annual net sales.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2016 (in thousands).

		Payments Due in Fiscal Year
Contractual Cash Obligations[1]	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$6,230,003	$400,003	$800,000	$500,000	$600,000	$500,000	$3,430,000
Senior note interest	719,557	139,900	129,325	106,608	85,025	67,269	191,430
Capital leases	2,986	1,592	840	407	147	-	-
Operating leases	248,530	60,536	46,080	35,341	29,726	25,177	51,670
Total	$7,201,076	$602,031	$976,245	$642,356	$714,898	$592,446	$3,673,100

		Amounts Expiring in Fiscal Year
Other Commercial Commitments	Total Amount Committed	2017	2018	2019	2020	2021	Thereafter
Standby letters of credit and bank guarantees	$74,071	$26,223	$1,961	$428	$104	$33,642	$11,713

[1]
We have excluded $29 million related to the liability for uncertain tax positions from the tables as the current portion is not material, and we are not able to reasonably estimate the timing of the long-term portion of the liability. See Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report.

As of December 31, 2016, we had $521 million of outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of its performance of contractual obligations.

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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2017 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

At December 31, 2016, we had $4.3 billion of fixed rate borrowings with interest rates ranging from 1.85% to 6.25%. At December 31, 2016, the prevailing market rates for our long-term notes were between 0.9% higher and 2.9% lower than the fixed rates on our debt instruments.  Our credit facility contains a $2.5 billion variable-rate revolver with $1.93 billion of outstanding borrowings at December 31, 2016.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars, British pounds or Danish kroner. Sales by companies whose functional currency was not the U.S. dollar were 20% of our total sales in 2016 and 61% of these sales were by companies with a European functional currency. If these currency exchange rates had been 10% different throughout 2016 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 2%.

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

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders of Roper Technologies, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive income, of stockholders' equity, and of cash flows, present fairly, in all material respects, the financial position of Roper Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  As described in Management's Report on Internal Control over Financial Reporting, management has excluded acquisitions completed during 2016 from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations during 2016. We have also excluded acquisitions completed during 2016 from our audit of internal control over financial reporting. These acquisitions are wholly-owned subsidiaries whose total assets and total revenues represent 2.1% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 27, 2017

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(in thousands, except per share data)

	2016	2015
Assets
Cash and cash equivalents	$757,200	$778,511
Accounts receivable, net	619,854	488,271
Inventories, net	181,952	189,868
Income taxes receivable	31,679	-
Unbilled receivables	129,965	122,042
Other current assets	55,851	39,355
Total current assets	1,776,501	1,618,047

Property, plant and equipment, net	141,318	105,510
Goodwill	8,647,142	5,824,726
Other intangible assets, net	3,655,843	2,528,996
Deferred taxes	30,620	31,532
Other assets	73,503	59,554
Total assets	$14,324,927	$10,168,365

Liabilities and Stockholders' Equity
Accounts payable	$152,067	$139,737
Accrued compensation	161,730	119,511
Deferred revenue	488,399	267,030
Other accrued liabilities	219,339	168,513
Income taxes payable	22,762	18,532
Current portion of long-term debt, net	400,975	6,805
Total current liabilities	1,445,272	720,128

Long-term debt, net of current portion	5,808,561	3,264,417
Deferred taxes	1,178,205	810,856
Other liabilities	104,024	74,017
Total liabilities	8,536,062	4,869,418

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized; none outstanding	-	-
Common stock, $0.01 par value per share; 350,000 shares authorized; 103,578 shares issued and 101,672 outstanding at December 31, 2016 and 102,795 shares issued and 100,870 outstanding at December 31, 2015	1,036	1,028
Additional paid-in capital	1,489,067	1,419,262
Retained earnings	4,642,402	4,110,530
Accumulated other comprehensive earnings	(324,739)	(212,779)
Treasury stock, 1,906 shares at December 31, 2016 and 1,925 shares at December 31, 2015	(18,901)	(19,094)
Total stockholders' equity	5,788,865	5,298,947
Total liabilities and stockholders' equity	$14,324,927	$10,168,365

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2016, 2015 and 2014
(Dollar and share amounts in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Net sales	$3,789,925	$3,582,395	$3,549,494
Cost of sales	1,457,515	1,417,749	1,447,595
Gross profit	2,332,410	2,164,646	2,101,899
Selling, general and administrative expenses	1,277,847	1,136,728	1,102,426
Income from operations	1,054,563	1,027,918	999,473
Interest expense, net	111,559	84,225	78,637
Loss on extinguishment of debt	871	-	-
Other income/(expense), net	(1,481)	58,652	620
Earnings before income taxes	940,652	1,002,345	921,456
Income taxes	282,007	306,278	275,423

Net earnings	$658,645	$696,067	$646,033

Earnings per share:
Basic	$6.50	$6.92	$6.47
Diluted	$6.43	$6.85	$6.40

Weighted-average common shares outstanding:
Basic	101,291	100,616	99,916
Diluted	102,464	101,597	100,884

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2016, 2015 and 2014
(in thousands)

	Years ended December 31,
	2016	2015	2014
Net earnings	$658,645	$696,067	$646,033

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(111,960)	(139,789)	(115,010)
Unrecognized pension gain	-	(1,063)	-

Total other comprehensive loss, net of tax	(111,960)	(140,852)	(115,010)

Comprehensive income	$546,685	$555,215	$531,023

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2016, 2015 and 2014
 (in thousands, except per share data)

	Common Stock				Accumulated
	Shares	Amount	Additional paid-in capital	Retained earnings	other comprehensive earnings	Treasury stock	Total stockholders' equity
Balances at December 31, 2013	99,312	$1,013	$1,229,233	$2,959,196	$43,083	$(19,475)	$4,213,050
Net earnings	-	-	-	646,033	-	-	646,033
Stock option exercises	581	6	32,517	-	-	-	32,523
Treasury stock sold	20	-	2,549	-	-	202	2,751
Currency translation adjustments, net of $3,916 tax	-	-	-	-	(115,010)	-	(115,010)
Stock based compensation	-	-	63,025	-	-	-	63,025
Restricted stock activity	213	2	(22,064)	-	-	-	(22,062)
Stock option tax benefit, net of shortfalls	-	-	21,481	-	-	-	21,481
Conversion of senior subordinated convertible notes	-	-	(1,403)	-	-	-	(1,403)
Dividends declared ($0.85 per share)	-	-	-	(85,028)	-	-	(85,028)
Balances at December 31, 2014	100,126	$1,021	$1,325,338	$3,520,201	$(71,927)	$(19,273)	$4,755,360
Net earnings	-	-	-	696,067	-	-	696,067
Stock option exercises	402	4	33,002	-	-	-	33,006
Treasury stock sold	18	-	2,710	-	-	179	2,889
Currency translation adjustments, net of $6,658 tax	-	-	-	-	(139,789)	-	(139,789)
Stock based compensation	-	-	61,766	-	-	-	61,766
Restricted stock activity	324	3	(14,697)	-	-	-	(14,694)
Stock option tax benefit, net of shortfalls	-	-	22,175	-	-	-	22,175
Conversion of senior subordinated convertible notes	-	-	(11,032)	-	-	-	(11,032)
Post-retirement benefit plan adjustments	-	-	-	-	(1,063)	-	(1,063)
Dividends declared ($1.05 per share)	-	-	-	(105,738)	-	-	(105,738)
Balances at December 31, 2015	100,870	$1,028	$1,419,262	$4,110,530	$(212,779)	$(19,094)	$5,298,947
Net earnings	-	-	-	658,645	-	-	658,645
Stock option exercises	372	4	27,970	-	-	-	27,974
Treasury stock sold	19	-	3,147	-	-	193	3,340
Currency translation adjustments, net of $2,570 tax	-	-	-	-	(111,960)	-	(111,960)
Stock based compensation	-	-	77,860	-	-	-	77,860
Restricted stock activity	411	4	(17,980)	-	-	-	(17,976)
Stock option tax benefit, net of shortfalls	-	-	(8,081)	-	-	-	(8,081)
Conversion of senior subordinated convertible notes	-	-	(13,111)	-	-	-	(13,111)
Dividends declared ($1.25 per share)	-	-	-	(126,773)	-	-	(126,773)
Balances at December 31, 2016	101,672	$1,036	$1,489,067	$4,642,402	$(324,739)	$(18,901)	$5,788,865

See accompanying notes to consolidated financial statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016, 2015 and 2014
 (in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$658,645	$696,067	$646,033
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	37,299	38,185	40,890
Amortization of intangible assets	203,154	166,076	156,394
Amortization of deferred financing costs	5,612	4,136	4,003
Non-cash stock compensation	78,827	61,766	63,027
Gain on disposal of a business	-	(70,860)	-
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(20,734)	52,597	(404)
Unbilled receivables	(1,202)	(21,844)	(10,305)
Inventories	6,353	(1,150)	6,349
Accounts payable and accrued liabilities	20,176	(8,392)	7,747
Deferred revenue	25,190	8,239	(28,202)
Income taxes	(47,589)	3,069	(46,619)
Other, net	(1,946)	936	1,528
Cash provided by operating activities	963,785	928,825	840,441
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3,721,758)	(1,762,883)	(305,379)
Capital expenditures	(37,305)	(36,260)	(37,644)
Capitalized software expenditures	(2,801)	(2,439)	(2,588)
Proceeds from disposal of a business	-	105,624	-
Proceeds from sale of assets	870	1,126	1,506
Other, net	8,138	(3,500)	(4,000)
Cash used in investing activities	(3,752,856)	(1,698,332)	(348,105)
Cash flows from financing activities:
Proceeds from senior notes	1,200,000	900,000	-
Borrowings/(payments) under revolving line of credit, net	1,750,000	180,000	(250,000)
Principal payments on convertible notes	(4,284)	(4,006)	(561)
Debt issuance costs	(17,266)	(8,044)	-
Cash dividends to stockholders	(121,130)	(100,334)	(79,859)
Treasury stock sales	3,340	2,889	2,751
Stock award tax excess windfall benefit	-	22,228	21,081
Proceeds from stock based compensation, net	9,998	18,312	10,463
Redemption premium on convertible debt	(14,166)	(13,126)	(1,518)
Other	(1,229)	(1,677)	(461)
Cash provided by/(used in) financing activities	2,805,263	996,242	(298,104)
Effect of exchange rate changes on cash	(37,503)	(58,654)	(43,522)
Net increase/(decrease) in cash and cash equivalents	(21,311)	168,081	150,710
Cash and cash equivalents, beginning of year	778,511	610,430	459,720
Cash and cash equivalents, end of year	$757,200	$778,511	$610,430

Supplemental disclosures:
Cash paid for:
Interest	$104,928	$79,225	$74,446
Income taxes, net of refunds received	$329,596	$280,801	$300,969
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$4,433,085	$1,876,984	$324,717
Liabilities assumed	(711,327)	(114,101)	(19,338)
Cash paid, net of cash acquired	$3,721,758	$1,762,883	$305,379

See accompanying notes to consolidated financial statements.

 ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2016 , 2015 and 2014
(1)	Summary of Accounting Policies

Basis of Presentation - These financial statements present consolidated information for Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Nature of the Business - Roper is a diversified technology company.  The Company operates businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets; including healthcare, transportation, commercial construction, food, energy, water, education and academic research.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") establishes changes to accounting principles under GAAP in the form of accounting standards updates (ASU's") to the FASB's Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs.  Any ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company's results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued an update on stock compensation.  The ASU simplifies several aspects of the accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt this standard on a prospective basis in the quarter ended March 31, 2016. The impact of the early adoption resulted in the following:

·
The Company recorded tax benefits of $15.3 million within income tax expense for the year ended December 31, 2016 related to the excess tax benefit on share-based awards. Prior to adoption this amount would have been recorded as a reduction of additional paid-in capital. This change adds volatility to the Company's effective tax rate.

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

·
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share since adoption. This resulted in an increase in diluted weighted average common shares outstanding of 278,829 shares for the year ended December 31, 2016.

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

Recently Released Accounting Pronouncements

In January 2017, the FASB issued an update simplifying the test for goodwill impairment.  This update, effective on a prospective basis for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, eliminates Step 2 from the goodwill impairment test.  Under the amendments in the update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the impact of the update on its results of operations, financial condition or cash flows.

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

In May 2014, the FASB issued updates on accounting and disclosures for revenue from contracts with customers. These updates, effective for annual reporting periods after December 15, 2017, create a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method is permitted; the Company has not yet made an election regarding the transition method to be adopted.

The Company is still finalizing its analysis to quantify the adoption impact of the provisions of the new standard, but does not currently expect it to have a material impact on its results of operations, financial condition or cash flows. Based on the evaluation of current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause the evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

Accounts Receivable - Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $14.5 million and $12.4 million at December 31, 2016 and 2015, respectively. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible. The returns and other sales credit allowance is an estimate of customer returns, exchanges, discounts or other forms of anticipated concessions and is treated as a reduction in revenue.

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had no cash equivalents at December 31, 2016 and December 31, 2015.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies.  Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  In the assessment of contingencies as of December 31, 2016, management concluded that no accrual was necessary and that there were no matters for which there was a reasonable possibility of a material loss.

Earnings per Share - Basic earnings per share were calculated using net earnings and the weighted-average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted-average number of shares of common stock and potential common stock outstanding during the respective year. Potentially dilutive common stock consisted of stock options and the premium over the conversion price on Roper's senior subordinated convertible notes based upon the trading price of the Company's common stock. Effective January 1, 2016, Roper adopted the provisions of an accounting standards update on a prospective basis which increased the number of potentially dilutive stock options as there is no longer a tax benefit in the calculation of dilutive stock options.  See the caption "Recent Accounting Pronouncements" elsewhere in this Note for additional information regarding the ASU.  The effects of potential common stock were determined using the treasury stock method (in thousands):

	Years ended December 31,
	2016	2015	2014
Basic weighted-average shares outstanding	101,291	100,616	99,916
Effect of potential common stock:
Common stock awards	1,126	887	816
Senior subordinated convertible notes	47	94	152
Diluted weighted-average shares outstanding	102,464	101,597	100,884

As of and for the years ended December 31, 2016, 2015 and 2014, there were 1,144,350, 618,220 and 764,333 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper's financial results.  Translation adjustments are reflected as a component of other comprehensive income.  Foreign currency transaction gains and losses are recorded in the consolidated statement of earnings as other income/(expense).  The gain or loss included in pre-tax income was a net loss of $2.9 million for the year ended December 31, 2016, a net loss of $0.7 million for the year ended December 31, 2015 and a net gain of $0.2 million for the year ended December 31, 2014.

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

Roper has 33 reporting units with individual goodwill amounts ranging from zero to $2.2 billion.  In 2016, the Company performed its annual impairment test in the fourth quarter for all reporting units, excluding those acquired during the fourth quarter of 2016. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. The Company determined that impairment of goodwill was not likely in 28 of its reporting units and thus was not required to perform a quantitative analysis for these reporting units. For the remaining five reporting units, the Company performed its quantitative analysis and concluded that the fair value of each of these five reporting units was substantially in excess of its carrying value, with no impairment indicated as of December 31, 2016.  Recently acquired reporting units generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into the enterprise.  Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of Roper's reporting units.

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

The assessment of fair value for impairment purposes requires significant judgments to be made by management.  Although forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results attributable to the reporting units.  Changes in estimates or the application of alternative assumptions could produce significantly different results. No impairment resulted from the annual reviews performed in 2016.

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

Income Taxes - Roper is a U.S.-based multinational company and the calculation of its worldwide provision for income taxes requires analysis of many factors, including income tax systems that vary from country to country, and the United States' treatment of non-U.S. earnings. The Company provides U.S. income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2016, the amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.37 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

The Company early adopted the provisions of an ASU related to stock compensation on a prospective basis in the first quarter of 2016. The ASU simplifies several aspects of the accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  No prior periods were adjusted.  See the caption "Recent Accounting Pronouncements" elsewhere in this Note for additional information regarding the ASU.

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense.

The Company records a valuation allowance to reduce its deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized.  Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, the Company's estimate of future taxable income and any applicable tax-planning strategies.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences at the tax rates expected to be paid.

Interest Rate Risk - The Company manages interest rate risk by maintaining a combination of fixed- and variable-rate debt, which may include interest rate swaps to convert fixed-rate debt to variable-rate debt, or to convert variable-rate debt to fixed-rate debt.  Interest rate swaps are recorded at fair value in the balance sheet as an asset or liability, and the changes in fair values of both the swap and the hedged item are recorded as interest expense in current earnings.  There were no interest rate swaps outstanding at December 31, 2016.

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

Research and Development - Research and development ("R&D") costs include salaries and benefits, rents, supplies, and other costs related to products under development. Research and development costs are expensed in the period incurred and totaled $195.4 million, $164.2 million and $147.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Revenue Recognition - The Company recognizes revenue when all of the following criteria are met:

●	persuasive evidence of an arrangement exists;
●	delivery has occurred or services have been rendered;
●	the seller's price to the buyer is fixed or determinable; and
●	collectibility is reasonably assured.

In addition, the Company recognizes revenue from the sale of product when title and risk of loss pass to the customer, which is generally when product is shipped. The Company recognizes revenue from services when such services are rendered or, if applicable, upon customer acceptance. Revenues under certain relatively long-term and relatively large-value construction and software projects are recognized under the percentage-of-completion method using the ratio of costs incurred to total estimated costs as the measure of performance. The Company recognized revenues of $241 million, $253 million and $266 million for the years ended December 31, 2016, 2015 and 2014, respectively, using this method. Estimated losses on any projects are recognized as soon as such losses become known.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met.  Overhead, general and administrative and training costs are not capitalized. Capitalized software balances, net of accumulated amortization, were $4.4 million and $4.6 million at December 31, 2016 and 2015, respectively.

Stock-Based Compensation - The Company recognizes expense for the grant date fair value of its employee stock awards on a straight-line basis (or, in the case of performance-based awards, on a graded basis) over the employee's requisite service period (generally the vesting period of the award).  The fair value of option awards is estimated using the Black-Scholes option valuation model.  Due to the adoption of an ASU in 2016, cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for stock award exercises (excess tax benefits) are no longer classified as financing cash flows.  Prior periods were not adjusted, as the ASU was adopted on a prospective basis.  See the the caption "Recent Accounting Prononcements" elsewhere in this Note for additional information regarding the ASU.

(2)	Business Acquisitions and Divestitures

2016 Acquisitions – During the year ended December 31, 2016, Roper completed six business combinations.  Roper acquired the businesses in order to both expand and complement its existing technologies.  The results of operations of the acquired companies have been included in Roper's consolidated results since the date of each acquisition. Purchase price allocations are preliminary pending final intangibles valuations and tax-related adjustments.

The largest of the 2016 acquisitions was Deltek Inc., a global provider of enterprise software and information solutions for government contractors, professional services firms and other project-based businesses.  Roper acquired 100% of the shares of Project Diamond Holdings Corp. (the parent company of Deltek) on December 27, 2016, in a $2.8 billion all-cash transaction.  Deltek is reported in the RF Technology segment.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$94,506
Other current assets	37,558
Identifiable intangibles	972,000
Goodwill	2,234,549
Other assets	43,098
Total assets acquired	3,381,711
Deferred revenue	166,393
Other current liabilities	57,433
Long-term deferred tax liability	349,810
Other liabilities	7,935
Net assets acquired	$2,800,140

The majority of the goodwill is not expected to be deductible for tax purposes.  Of the $972 million of acquired intangible assets acquired, $145 million was assigned to trade names that are not subject to amortization and $62 million was assigned to in process research and development. The remaining $765 million of acquired intangible assets have a weighted-average useful life of 12 years. The intangible assets that make up that amount include customer relationships of $625 million (13 year weighted-average useful life) and unpatented technology of $140 million (6 year weighted-average useful life).

The Company expensed transaction costs of $4.3 million related to the Deltek acquisition as corporate general and adminstrative expenses, as incurred.

Roper's results for the year ended December 31, 2016 included results from Deltek between December 28, 2016 and December 31, 2016.  In that period, Deltek contributed $7.9 million in revenue and $0.8 million of earnings to Roper's results.  The following unaudited pro forma summary presents consolidated information as if the acquisition of Deltek had occurred on January 1, 2015 (amounts in millions, except per share data):

	Pro forma
	Year ended December 31,
	2016	2015
Sales	$4,268,052	$4,012,030
Net income	656,404	647,089
Earnings per share, basic	6.48	6.43
Earnings per share, diluted	6.41	6.37

Pro forma earnings were adjusted by $47.4 million and $37.2 million for the years ended December 31, 2016 and 2015, respectively, for non-recurring acquisition and other costs. Adjustments were also made for recurring changes in amortization, interest expense and taxes related to the acquisition.

During the year ended December 31, 2016, Roper completed five other acquisitions which were immaterial.  The aggregate purchase price of these acquisitions totaled $920 million of cash.  The Company recorded $372 million in other identifiable intangibles and $642 million in goodwill in connection with these acquisitions.  Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's consolidated results of operations individually or in aggregate.

The results of the following acquisitions are reported in the Medical & Scientific Imaging segment:

·	Clinisys - On January 7, 2016, Roper acquired 100% of the shares of CliniSys Group Ltd. ("CliniSys"), a provider of clinical laboratory software headquartered in the United Kingdom.

·	PCI Medical - On March 17, 2016, Roper acquired the assets of PCI Medical Inc., a provider of medical probe and scope disinfection products.

·	GeneInsight - On April 1, 2016, the Company acquired 100% of the shares of GeneInsight Inc., a provider of software for managing the analysis, interpretation and reporting of genetic tests.

·	UNIConnect - On November 10, 2016, Roper acquired the assets of UNIConnect LC, a provider of process management software for molecular laboratories.

ConstructConnect - On October 31, 2016, Roper acquired 100% of the shares of iSqFt Holdings Inc. (d/b/a ConstructConnect), a provider of cloud-based data, collaboration, and workflow automation solutions to the commercial construction industry.   ConstructConnect is reported in the RF Technology segment.

The Company expensed transaction costs of $4.2 million related to the acquisitions as corporate general and adminstrative expenses, as incurred.

The majority of the goodwill recorded for these five companies is not expected to be deductible for tax purposes.  Of the $372 million of intangible assets acquired, $34 million was assigned to trade names that are not subject to amortization. The remaining $338 million of acquired intangible assets have a weighted-average useful life of 12 years. The intangible assets that make up that amount include customer relationships of $242 million (14 year weighted-average useful life), unpatented technology of $66 million (6 year weighted-average useful life) and software of $30 million (9 year weighted-average useful life).

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

The Company recorded $1.2 billion in goodwill and $731 million in other identifiable intangibles in connection with the acquisitions.  The majority of the goodwill recorded is not expected to be deductible for tax purposes.  Of the $731 million of intangible assets acquired, $51 million was assigned to trade names that are not subject to amortization. The remaining $680 million of acquired intangible assets have a weighted-average useful life of 17 years. The intangible assets that make up that amount include customer relationships of $541 million (19 year weighted-average useful life), unpatented technology of $100 million (8 year weighted-average useful life) and software of $39 million (6 year weighted-average useful life).

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

Roper acquired 100% of the shares of Foodlink Holdings Inc. ("Foodlink"), Innovative Product Achievements LLC ("IPA") and Strategic Healthcare Programs Holdings LLC ("SHP") on July 2, August 5, and August 14, 2014, respectively.  The aggregate purchase price was $303 million, paid in cash.  Roper purchased the businesses to expand upon existing supply chain and medical platforms. SHP and IPA are reported in the Medical & Scientific Imaging segment, and Foodlink is reported in the RF Technology segment.

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

(3)	Inventories

The components of inventories at December 31 were as follows (in thousands):

	2016	2015
Raw materials and supplies	$113,632	$120,811
Work in process	24,290	22,979
Finished products	81,263	80,118
Inventory reserves	(37,233)	(34,040)
	$181,952	$189,868

(4)	Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows (in thousands):

	2016	2015
Land	$2,404	$2,488
Buildings	88,201	79,182
Machinery and other equipment	221,325	223,561
Computer equipment	70,110	57,338
Software	54,451	38,517
	436,491	401,086
Accumulated depreciation	(295,173)	(295,576)
	$141,318	$105,510

Depreciation and amortization expense related to property, plant and equipment was $37,299, $38,185 and $40,890 for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2014	$2,594,356	$1,280,788	$408,964	$426,583	$4,710,691
Goodwill acquired	476,106	720,345	-	-	1,196,451
Goodwill written off related to divestiture of business	-	-	(20,524)	-	(20,524)
Currency translation adjustments	(31,556)	(7,667)	(14,407)	(8,386)	(62,016)
Reclassifications and other	291	(167)	-	-	124
Balances at December 31, 2015	$3,039,197	$1,993,299	$374,033	$418,197	$5,824,726
Goodwill acquired	166,768	2,710,223	-	-	2,876,991
Currency translation adjustments	(19,100)	(15,118)	(10,055)	(7,774)	(52,047)
Reclassifications and other	(1,794)	(734)	-	-	(2,528)
Balances at December 31, 2016	$3,185,071	$4,687,670	$363,978	$410,423	$8,647,142

Reclassifications and other during the year ended December 31, 2016 were due primarily to tax adjustments for 2015 acquisitions, and during the year ended December 31, 2015 were due primarily to tax and intangible adjustments for 2014 acquisitions.  See Note 2 for information regarding acquisitions and divestitures.

Other intangible assets were comprised of (in thousands):

	Cost	Accum. amort.	Net book value
Assets subject to amortization:
Customer related intangibles	$2,448,509	$(602,615)	$1,845,894
Unpatented technology	270,170	(117,405)	152,765
Software	161,201	(44,298)	116,903
Patents and other protective rights	24,160	(18,659)	5,501
Backlog	700	(700)	-
Trade names	595	(122)	473
Assets not subject to amortization:
Trade names	407,460	-	407,460
Balances at December 31, 2015	$3,312,795	$(783,799)	$2,528,996

Assets subject to amortization:
Customer related intangibles	$3,272,081	$(712,718)	$2,559,363
Unpatented technology	462,152	(144,025)	318,127
Software	184,761	(56,882)	127,879
Patents and other protective rights	24,656	(20,399)	4,257
Trade names	6,591	(653)	5,938
Assets not subject to amortization:
Trade names	578,279	-	578,279
In process research and development	62,000	-	62,000
Balances at December 31, 2016	$4,590,520	$(934,677)	$3,655,843

Amortization expense of other intangible assets was $201 million, $164 million, and $153 million during the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense is expected to be $289 million in 2017, $283 million in 2018, $277 million in 2019, $268 million in 2020 and $256 million in 2021.

(6)	Accrued Liabilities

Accrued liabilities at December 31 were as follows (in thousands):

	2016	2015
Interest	$21,742	$19,776
Customer deposits	16,707	15,094
Commissions	9,144	12,079
Warranty	10,548	10,183
Accrued dividend	36,077	30,436
Rebates	19,414	16,511
Billings in excess of cost	12,381	5,464
Other	93,326	58,970
	$219,339	$168,513

(7)	Income Taxes

Earnings before income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following components (in thousands):

	2016	2015	2014
United States	$721,000	$710,614	$665,219
Other	219,652	291,731	256,237
	$940,652	$1,002,345	$921,456

Components of income tax expense for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Current:
Federal	$239,217	$229,224	$218,302
State	21,779	22,041	37,155
Foreign	54,937	71,507	56,107
Deferred:
Federal	(26,760)	6,710	(27,357)
State	189	(16,844)	(3,307)
Foreign	(7,355)	(6,360)	(5,477)
	$282,007	$306,278	$275,423

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(3.2)	(3.3)	(3.9)
R&D tax credits	(0.7)	(0.5)	(0.4)
State taxes, net of federal benefit	1.9	2.0	2.0
Section 199 deduction	(1.5)	(1.3)	(1.6)
Other, net	(1.5)	(1.3)	(1.2)
	30.0%	30.6%	29.9%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2016	2015
Deferred tax assets:
Reserves and accrued expenses	$186,120	$146,014
Inventories	8,967	9,309
Net operating loss carryforwards	87,010	45,616
R&D credits	7,933	8,504
Foreign tax credits	9,203	7,940
Valuation allowance	(26,009)	(19,338)
Total deferred tax assets	$273,224	$198,045
Deferred tax liabilities:
Reserves and accrued expenses	$13,915	$11,222
Amortizable intangible assets	1,400,792	962,143
Plant and equipment	6,102	4,004
Total deferred tax liabilities	$1,420,809	$977,369

At December 31, 2016, the Company had approximately $51.5 million of tax-effected U.S. federal net operating loss carryforwards that if not utilized will expire in years 2023 through 2036. The U.S. federal net operating loss carryforwards increased from 2015 to 2016 primarily due to additional net operating losses obtained through recent acquisitions.  In recent acquisitions, the consolidated group obtained U.S. federal net operating losses subject to an IRC Section 382 limitation; however, the Company expects to utilize the losses in their entirety prior to expiration.  The Company has approximately $18.4 million of tax-effected state net operating loss carryforwards (without regard to federal benefit of state) that if not utilized will expire in years 2017 through 2036. The state net operating loss carryforwards are primarily related to Florida and New Jersey, but the Company has smaller net operating losses in various other states.  The Company has approximately $23.4 million of tax-effected foreign net operating loss carryforwards that if not utilized will begin to expire in 2017. Additionally, the Company has $10.9 million of U.S. federal and state research and development tax credit carryforwards (without regard to federal benefit of state) that will expire in years 2019 through 2036 and $9.1 million of U.S. federal foreign tax credits that, if not utilized, will expire in 2026.

As of December 31, 2016, the Company determined that a total valuation allowance of $26.0 million was necessary to reduce U.S. deferred tax assets by $8.7 million and foreign deferred tax assets by $17.3 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  As of December 31, 2016, based on the Company's estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, the Company believes that it is more likely than not that the remaining net deferred tax assets will be realized.

The Company recognizes in the consolidated financial statements only those tax positions determined to be "more likely than not" of being sustained upon examination based on the technical merits of the positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Beginning balance	$26,140	$28,567	$26,924
Additions for tax positions of prior periods	3,450	3,525	6,532
Additions for tax positions of the current period	9,012	3,299	5,571
Additions due to acquisitions	5,049	6,177	-
Reductions for tax positions of prior periods	(1,165)	(12,206)	(1,008)
Reductions for tax positions of the current period
Settlements with taxing authorities	(568)	(142)	(518)
Lapse of applicable statute of limitations	(3,240)	(3,080)	(8,934)
Ending balance	$38,678	$26,140	$28,567

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $36.8 million. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense and totaled a benefit of $0.4 million in 2016. Accrued interest and penalties were $3.8 million at December 31, 2016 and $3.4 million at December 31, 2015. During the next twelve months, the unrecognized tax benefits are expected to decrease by a net $6.8 million, due mainly to anticipated statute of limitations lapses in various jurisdictions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state, city and foreign jurisdictions. The Company's federal income tax returns for 2013 through the current period remain subject to examination and the relevant state, city and foreign statutes vary. At December 31, 2016, the Internal Revenue Service has been and is continuing to examine the Company's income tax returns for the years 2013 and 2014. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

As of December 31, 2016, the amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.37 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

(8)	Long-Term Debt

On September 23, 2016, Roper entered into a new five-year $2.5 billion unsecured credit facility (the "2016 Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which replaced its previous $1.85 billion unsecured credit facility dated as of July 27, 2012, as amended as of October 28, 2015 (the "2012 Facility").  The 2016 Facility comprises a five year $2.50 billion revolving credit facility, which includes availability of up to $150 million for letters of credit.  Roper may also, subject to compliance with specified conditions, request term loans or additional revolving credit commitments in an aggregate amount not to exceed $500 million.  At December 31, 2016, there were $1.93 billion of outstanding borrowings under the 2016 Facility. The Company incurred a debt extinguishment charge of $0.9 million which represented the unamortized fees associated with the 2012 Facility.

The 2016 Facility contains affirmative and negative covenants which, among other things, limit Roper's ability to incur new debt, enter into certain mergers and acquisitions, sell assets and grant liens, make restricted payments (including the payment of dividends on our common stock) and capital expenditures, or change its line of business. Roper is also subject to financial covenants which require the Company to limit its consolidated total leverage ratio and to maintain a consolidated interest coverage ratio. The most restrictive covenant is the consolidated total leverage ratio which is limited to 3.5 to 1.

On December 2, 2016, Roper amended the 2016 facility to allow the consolidated total leverage ratio be increased, no more than twice during the term of the 2016 facility, to 4.0 to 1 for a consecutive four quarter fiscal period per increase (or, for any portion of such four quarter fiscal period in which the maximum would be 4.25 to 1 pursuant to the 2016 facility amendment, 4.25 to 1).  In conjunction with the Deltek acquistion (see Note 2), the Company increased the maximum consolidated total leverage ratio covenant to 4.25 to 1 through June 30, 2017 and 4.00 to 1 through December 31, 2017.

The Company was in compliance with its debt covenants throughout the years ended December 31, 2016 and 2015.

On December 19, 2016, the Company completed a public offering of $500 million aggregate principal amount of 2.80% senior unsecured notes due December 15, 2021 and $700 million aggregate principal amount of 3.80% senior unsecured notes due December 15, 2026.  The notes bear interest at a fixed rate of 2.80% and 3.80% per year, respectively, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2017.

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

In December 2003, the Company issued through a public offering $230 million of 3.75% subordinated convertible notes due 2034  (the "Convertible Notes"). During the year ended December 31, 2016, the balance of the Convertible Notes were converted for $18.5 million in cash.

Total debt at December 31 consisted of the following (in thousands):

	2016	2015
2016 Facility	$1,930,000	$-
2012 Facility	-	180,000
$400 million 1.850% senior notes due 2017	400,000	400,000
$800 million 2.050% senior notes due 2018	800,000	800,000
$500 million 6.250% senior notes due 2019	500,000	500,000
$600 million 3.000% senior notes due 2020	600,000	600,000
$500 million 2.800% senior notes due 2021	500,000	-
$500 million 3.125% senior notes due 2022	500,000	500,000
$300 million 3.850% senior notes due 2025	300,000	300,000
$700 million 3.800% senior notes due 2026	700,000	-
Senior subordinated convertible notes	-	4,179
Other	2,989	4,435
Less unamortized debt issuance costs	(23,453)	(17,392)
Total debt	6,209,536	3,271,222
Less current portion, net of issuance costs	400,975	6,805
Long-term debt	$5,808,561	$3,264,417

The 2016 Facility and Roper's $4.3 billion senior notes provide substantially all of Roper's daily external financing requirements. The interest rate on the borrowings under the 2016 Facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At December 31, 2016, Roper's debt consisted of $4.3 billion of senior notes, $3.0 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in foreign locations to support Roper's non-U.S. businesses and $74 million of outstanding letters of credit at December 31, 2016.

Future maturities of total debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2017	$401,595
2018	800,840
2019	500,407
2020	600,147
2021	500,000
Thereafter	3,430,000
Total	$6,232,989

(9)	Fair Value

Roper's debt at December 31, 2016 included $4.3 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 1.850% senior notes due 2017	$401
$800 million 2.050% senior notes due 2018	803
$500 million 6.250% senior notes due 2019	551
$600 million 3.000% senior notes due 2020	605
$500 million 2.800% senior notes due 2021	497
$500 million 3.125% senior notes due 2022	497
$300 million 3.850% senior notes due 2025	303
$700 million 3.800% senior notes due 2026	702

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.  Most of Roper's other borrowings at December 31, 2016 were at various interest rates that adjust relatively frequently under its credit facility. The fair value for these borrowings at December 31, 2016 was estimated to be the face value of these borrowings.

(10)	Retirement and Other Benefit Plans

Roper maintains four defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees not subject to collective bargaining agreements. Roper partially matches employee contributions. Costs related all such plans were $23.7 million, $20.4 million and $19.5 million for 2016, 2015 and 2014, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(11)	Stock-Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan ("2016 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.  The 2016 Plan was approved by shareholders at the Annual Meeting of Shareholders on May 27, 2016. The 2016 Plan replaces the Roper Technologies, Inc. Amended and Restated 2006 Incentive Plan ("2006 Plan"), and no additional grants will be made from the 2006 Plan. The number of shares reserved for issuance under the 2016 Plan is 7,924,932, plus 2,073,894 remaining shares that were available to grant under the 2006 Plan at May 27, 2016, plus any shares underlying outstanding awards under the 2006 Plan that terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason subsequent to May 27, 2016. At December 31, 2016, 9,190,273 shares were available to grant.

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

Stock based compensation expense for the years ended December 31, 2016, 2015 and 2014 was as follows (in millions):

	2016	2015	2014
Stock based compensation	$78.8	$61.8	$63.0
Tax benefit recognized in net income	27.6	21.6	22.1
Windfall tax benefit, net	-	22.2	21.5

Windfall tax benefits are no longer calculated due to the adoption of the ASU related to stock compensation (see Note 1), as all tax benefits are recognized in net income.

Stock Options – Stock options are typically granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of three to five years from the grant date and expire ten years after the grant date. The Company recorded $20.1 million, $15.3 million, and $16.6 million of compensation expense relating to outstanding options during 2016, 2015 and 2014, respectively, as a component of general and administrative expenses, primarily at corporate.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company's common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee forfeitures, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted in 2016, 2015 and 2014 were calculated using the following weighted-average assumptions:

	2016	2015	2014
Weighted-average fair value ($)	34.57	33.98	34.95
Risk-free interest rate (%)	1.44	1.53	1.63
Average expected option life (years)	5.20	5.10	5.22
Expected volatility (%)	21.35	22.17	27.01
Expected dividend yield (%)	0.70	0.62	0.58

The following table summarizes the Company's activities with respect to its share-based compensation plans for the years ended December 31, 2016 and 2015:

	Number of shares	Weighted-average exercise price per share	Weighted-average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2015	2,981,111	$90.48
Granted	628,155	162.77
Exercised	(400,050)	82.50
Canceled	(91,600)	142.36
Outstanding at December 31, 2015	3,117,616	104.54	6.08	$265,782,636
Granted	743,250	172.23
Exercised	(371,853)	75.23
Canceled	(69,416)	159.97
Outstanding at December 31, 2016	3,419,597	121.31	6.15	$211,369,740
Exercisable at December 31, 2016	1,954,306	$89.37	4.28	$183,136,309

The following table summarizes information for stock options outstanding at December 31, 2016:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$38.46 - 57.68	689,289	$53.28	1.5	689,289	$53.28
57.69 - 76.91	259,460	72.55	4.2	259,460	72.55
76.92 - 96.14	249,281	93.34	5.0	249,281	93.34
96.15 - 115.37	283,069	114.99	6.0	283,069	114.99
115.38 - 134.60	503,778	130.72	7.0	368,456	129.96
134.61- 153.82	259,370	144.19	7.7	75,334	141.95
153.83 - 173.05	916,725	167.80	8.8	25,334	157.81
173.06 - 192.28	258,625	179.42	9.5	4,083	175.47
$38.46 - 192.28	3,419,597	$121.31	6.2	1,954,306	$89.37

At December 31, 2016, there was $29.8 million of total unrecognized compensation expense related to nonvested options granted under the Company's share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $38.9 million, $36.9 million and $50.3 million, respectively. Cash received from option exercises under all plans in 2016 and 2015 was $28.0 million and $33.0 million, respectively.

Restricted Stock Grants - During 2016 and 2015, the Company granted 555,730 and 437,035 shares, respectively, of restricted stock to certain employee and director participants under its share-based compensation plans. Restricted stock grants generally vest over a period of 1 to 3 years. The Company recorded $57.8 million, $46.5 million and $46.4 million of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2016, 2015 and 2014, respectively.  A summary of the Company's nonvested shares activity for 2016 and 2015 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2014	542,555	$130.29
Granted	437,035	159.32
Vested	(243,423)	183.10
Forfeited	(26,892)	148.82
Nonvested at December 31, 2015	709,275	$146.64
Granted	555,730	172.67
Vested	(287,233)	141.27
Forfeited	(25,100)	139.56
Nonvested at December 31, 2016	952,672	$164.62

At December 31, 2016, there was $92.9 million of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company's share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.  Unrecognized compensation expense related to nonvested shares of restricted stock grants is recorded as a reduction to additional paid-in capital in stockholder's equity at December 31, 2016.

Employee Stock Purchase Plan - During 2016, 2015 and 2014, participants of the ESPP purchased 19,448, 18,132 and 20,368 shares, respectively, of Roper's common stock for total consideration of $3.3 million, $2.9 million, and $2.8 million, respectively. All of these shares were purchased from Roper's treasury shares. The Company had no compensation expense relating to the stock purchase plan during 2016, 2015 and 2014.

(12)	Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including product liability and employment practices that, in general, are based upon claims of the kind that have been customary over the past several years and which the Company is vigorously defending.  After analyzing the Company's contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper's consolidated financial position, results of operations or cash flows.

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

Roper's rent expense was $44.9 million, $40.2 million and $38.4 million for 2016, 2015 and 2014, respectively. Roper's future minimum property lease commitments are as follows (in millions):

2017	$53.8
2018	41.0
2019	32.4
2020	28.7
2021	24.9
Thereafter	51.6
Total	$232.4

A summary of the Company's warranty accrual activity is presented below (in thousands):

	2016	2015	2014
Balance, beginning of year	$10,183	$9,537	$14,336
Additions charged to costs and expenses	15,950	14,284	13,396
Deductions	(15,513)	(13,059)	(18,078)
Other	(72)	(579)	(117)
Balance, end of year	$10,548	$10,183	$9,537

Other included warranty balances at acquired businesses at the dates of acquisition, the effects of foreign currency translation adjustments, reclassifications and other.

As of December 31, 2016, Roper had $74 million of letters of credit issued to guarantee its performance under certain services contracts or to support certain insurance programs and $521 million of outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(13)	Segment and Geographic Area Information

Roper's operations are reported in four segments around common customers, markets, sales channels, technologies and common cost opportunities. The segments are: Medical & Scientific Imaging, RF Technology, Industrial Technology and Energy Systems & Controls. The Medical & Scientific Imaging segment offers medical products and software, high performance digital imaging products and software. The RF Technology segment includes products and systems related to comprehensive toll and traffic systems and processing, security and access control, campus card systems, card readers, software-as-a-service applications in the freight matching, commercial construction and food industries, comprehensive business software for legal and construction firms and utility metering and remote monitoring applications.  Products included within the Industrial Technology segment are water and fluid handling pumps, flow measurement and metering equipment, industrial valves and controls, materials analysis equipment and consumables and industrial leak testing. The Energy Systems & Controls segment's products include control systems, equipment and consumables for fluid properties testing, vibration sensors and other non-destructive inspection and measurement products and services.  Roper's management structure and internal reporting are aligned consistently with these four segments.

There were no material transactions between Roper's business segments during 2016, 2015 and 2014. Sales between geographic areas are primarily of finished products and are accounted for at prices intended to represent third-party prices. Operating profit by business segment and by geographic area is defined as net sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses. Items below income from operations on Roper's statement of earnings are not allocated to business segments.

Identifiable assets are those assets used primarily in the operations of each business segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, deferred tax assets, recoverable insurance claims, deferred compensation assets and property and equipment.

Selected financial information by business segment for 2016, 2015 and 2014 follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Corporate	Total
2016
Net sales	$1,362,813	$1,210,264	$706,625	$510,223	$-	$3,789,925
Operating profit	477,548	372,467	202,451	129,602	(127,505)	1,054,563
Assets:
Operating assets	282,437	487,936	182,430	164,349	11,788	1,128,940
Intangible assets, net	4,660,298	6,634,964	493,924	513,799	-	12,302,985
Other	154,838	156,413	88,130	134,976	358,645	893,002
Total						14,324,927
Capital expenditures	16,098	11,536	6,590	2,218	863	37,305
Depreciation and other amortization	119,248	82,653	18,573	19,701	278	240,453
2015
Net sales	$1,215,318	$1,033,951	$745,381	$587,745	$-	$3,582,395
Operating profit	441,931	312,112	214,538	162,128	(102,791)	1,027,918
Assets:
Operating assets	265,520	293,004	182,544	194,898	9,080	945,046
Intangible assets, net	4,451,028	2,848,911	513,155	540,628	-	8,353,722
Other	121,461	117,596	67,832	113,014	449,694	869,597
Total						10,168,365
Capital expenditures	12,642	10,758	9,179	3,276	405	36,260
Depreciation and other amortization	105,928	56,877	19,912	21,254	290	204,261
2014
Net sales	$1,080,309	$950,227	$827,145	$691,813	$-	$3,549,494
Operating profit	375,867	271,177	247,596	203,021	(98,188)	999,473
Assets:
Operating assets	232,380	270,458	220,115	219,284	7,002	949,239
Intangible assets, net	3,842,180	1,720,977	557,593	568,670	-	6,689,420
Other*	147,529	65,636	120,681	223,831	203,849	761,526
Total*						8,400,185
Capital expenditures	11,430	10,521	10,713	4,634	346	37,644
Depreciation and other amortization	93,683	58,702	21,135	23,281	483	197,284

*Other assets as of December 31, 2014 have been adjusted by $12,749 due to the adoption of a recent ASU regarding presentation of debt issuance costs (see Note 1).

Summarized data for Roper's U.S. and foreign operations (principally in Canada, Europe and Asia) for 2016, 2015 and 2014, based upon the country of origin of the Roper entity making the sale, was as follows (in thousands):
	United States	Non-U.S.	Eliminations	Total
2016
Sales to unaffiliated customers	$2,978,496	$811,429	$-	$3,789,925
Sales between geographic areas	137,276	109,370	(246,646)	-
Net sales	$3,115,772	$920,799	$(246,646)	$3,789,925
Long-lived assets	$145,996	$21,020	$-	$167,016
2015
Sales to unaffiliated customers	$2,829,752	$752,643	$-	$3,582,395
Sales between geographic areas	135,363	119,006	(254,369)	-
Net sales	$2,965,115	$871,649	$(254,369)	$3,582,395
Long-lived assets	$133,522	$21,960	$-	$155,482
2014
Sales to unaffiliated customers	$2,661,470	$888,024	$-	$3,549,494
Sales between geographic areas	159,049	119,175	(278,224)	-
Net sales	$2,820,519	$1,007,199	$(278,224)	$3,549,494
Long-lived assets	$134,855	$30,781	$-	$165,636

Export sales from the U.S. during the years ended December 31, 2016, 2015 and 2014 were $460 million, $481 million and $477 million, respectively. In the year ended December 31, 2016, these exports were shipped primarily to Asia (37%), Europe (19%), Canada (16%), Middle East (16%) and other (12%).

Sales to customers outside the U.S. accounted for a significant portion of Roper's revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately shipped. Roper's net sales for the years ended December 31, 2016, 2015 and 2014 are shown below by region, except for Canada, which is presented separately as it is the only country in which Roper has had greater than 5% of total sales for any of the three years presented (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
2016
Canada	$21,993	$52,703	$60,551	$22,360	$157,607
Europe	228,058	71,673	89,229	119,032	507,992
Asia	111,843	11,988	52,087	126,769	302,687
Middle East	10,107	50,605	2,997	37,491	101,200
Rest of the world	21,549	17,067	20,675	46,202	105,493
Total	$393,550	$204,036	$225,539	$351,854	$1,174,979
2015
Canada	$23,737	$45,506	$65,826	$23,883	$158,952
Europe	167,698	57,581	97,938	129,021	452,238
Asia	112,732	10,019	60,817	132,088	315,656
Middle East	15,877	54,165	4,220	50,227	124,489
Rest of the world	20,417	10,761	24,471	55,074	110,723
Total	$340,461	$178,032	$253,272	$390,293	$1,162,058
2014
Canada	$24,997	$45,811	$106,598	$31,831	$209,237
Europe	185,263	54,330	121,909	157,391	518,893
Asia	107,695	7,555	61,552	143,524	320,326
Middle East	9,997	34,241	3,824	42,988	91,050
Rest of the world	28,722	9,333	26,134	78,186	142,375
Total	$356,674	$151,270	$320,017	$453,920	$1,281,881

(14)	Concentration of Risk

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

(15)	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2016
Net sales	$902,423	$931,558	$945,144	$1,010,800
Gross profit	559,519	567,520	578,493	626,878
Income from operations	244,991	253,078	267,390	289,104
Net earnings	151,416	158,069	167,079	182,081

Earnings from continuing operations per common share:
Basic	1.50	1.56	1.65	1.79
Diluted	1.48	1.54	1.63	1.78

2015
Net sales	$865,281	$889,541	$883,933	$943,640
Gross profit	518,161	533,911	533,483	579,091
Income from operations	246,896	251,974	250,371	278,677
Net earnings	155,773	171,280	160,417	208,597

Earnings from continuing operations per common share:
Basic	1.55	1.70	1.59	2.07
Diluted	1.54	1.69	1.58	2.05

The sum of the four quarters may not agree with the total for the year due to rounding.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II – Consolidated Valuation and Qualifying Accounts
 Years ended December 31, 2016, 2015 and 2014

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Other	Balance at end of year
	(in thousands)
Allowance for doubtful accounts and sales allowances
2016	$12,404	$1,791	$(2,794)	$3,088	$14,489
2015	13,694	1,536	(4,128)	1,302	12,404
2014	14,992	2,357	(3,355)	(300)	13,694
Reserve for inventory obsolescence
2016	$34,040	$10,071	$(6,540)	$(338)	$37,233
2015	38,879	8,616	(9,049)	(4,406)	34,040
2014	43,452	8,621	(11,833)	(1,361)	38,879

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Our management excluded acquisitions completed during 2016 from its assessment of internal control over financial reporting as of December 31, 2016.  These acquisitions are wholly-owned subsidiaries whose excluded aggregate assets represent 2.1%, and whose aggregate total revenues represent 2.6%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2016; however, through an administrative oversight, we late filed a required Current Report on Form 8-K related to the closing of Deltek acquisition that was due on January 3, 2017 and have since taken appropriate steps to remediate the deficiency in our disclosure controls and procedures

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2016 that were not filed.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders to be held on June 8, 2017 ("2017 Proxy Statement"), as specified below:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information required by this item by reference to our 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, we incorporate the information required by this item by reference to our 2017 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	3,419,597	$121.31
Restricted stock awards(2)	952,672	-
Subtotal	4,372,269		9,190,273
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	4,372,269	$-	9,190,273

(1)	Consists of the Amended and Restated 2006 Incentive Plan (no additional equity awards may be granted under this plan) and the 2016 Incentive Plan.
(2)	The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information required by this item by reference to our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report.

(1)	Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Earnings for the Years ended December 31, 2016 , 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2016 , 2015 and 2014

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2016 , 2015 and 2014

Consolidated Statements of Cash Flows for the Years ended December 31, 2016 , 2015 and 2014

Notes to Consolidated Financial Statements

(2)	Consolidated Valuation and Qualifying Accounts for the Years ended December 31, 2016 , 2015 and 2014

(b)	Exhibits

Exhibit No.	Description of Exhibit
(a)2.1
Agreement and Plan of Merger dated as of December 6, 2016, by and among Project Diamond Holdings Corporation, the Company, Dash I, Inc. and Thoma Bravo, LLC, as representative of the stockholders of Project Diamond Holdings Corporation and holders of outstanding options to acquire common stock of Project Diamond Holdings Corporation.

(b)3.1	Restated Certificate of Incorporation as amended through April 24, 2015.
(c)3.2	Amended and Restated By-Laws.
(d)4.2	Indenture between Registrant and SunTrust Bank, dated as of November 28, 2003.
4.3	Form of Debt Securities (included in Exhibit 4.2).
(e)4.4	First Supplemental Indenture between Registrant and SunTrust Bank, dated as of December 29, 2003.
(f)4.5	Second Supplemental Indenture between Registrant and SunTrust Bank, dated as of December 7, 2004.
(g)4.6	Indenture between Registrant and Wells Fargo Bank, dated as of August 4, 2008.
(h)4.7	Form of Note.
(i)4.8	Form of 2.05% Senior Notes due 2018.
(j)4.9	Form of 6.25% Senior Notes due 2019.
(k)4.10	Form of 1.85% Senior Notes due 2017.
4.11	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.10).
(l)4.12	Form of 3.00% Senior Notes due 2020.
4.13	Form of 3.85% Senior Notes due 2025 (included in Exhibit 4.12).
(m)4.14	Form of 2.800% Senior Notes due 2021.
4.15	Form of 3.800% Senior Notes due 2026 (included in Exhibit 4.14)
(n)10.01	Form of Amended and Restated Indemnification Agreement. †
(o)10.02	Employee Stock Purchase Plan, as amended and restated. †
(p)10.03	2000 Stock Incentive Plan, as amended. †
(p)10.04	Non-Qualified Retirement Plan, as amended. †
(q)10.05	Brian D. Jellison Employment Agreement, dated as of December 29, 2008. †

(r)10.06
Credit Agreement, dated as of September 23, 2016 among Registrant, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A. as syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Mizuho Bank, Ltd., PNC Bank, National Association, SunTrust Bank and TD Bank, N.A. as co-documentation agents.

(s)10.07
Amendment No. 1 to Credit Agreement dated December 2, 2016, to Credit Agreement dated as of September 23, 2016 by and among Registrant, the foreign subsidiary borrowers party thereto from time to time, the lenders party thereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent, and the other agents and parties thereto.

(t)10.08	Form of Executive Officer Restricted Stock Award Agreement. †
(t)10.09	Brian D. Jellison Restricted Stock Unit Award Agreement. †
(u)10.10	Offer letter for John Humphrey, dated March 31, 2006. †
(v)10.11	Amended and Restated 2006 Incentive Plan. †
(w)10.12	Form of Restricted Stock Agreement for Non-Employee Directors. †
(w)10.13	Form of Restricted Stock Agreement for Employees. †
(w)10.14	Form of Non-Statutory Stock Option Agreement. †
(x)10.15	David B. Liner Retirement Agreement and General Release dated November 18, 2016. †
(y)10.16	Amendment to John Humphrey offer letter. †
10.17	Offer letter to John K. Stipancich, filed herewith. †
(z)10.18	Form of director and officer indemnification agreement. †
(aa)10.19	2016 Stock Incentive Plan. †
10.20	Amendment No. 1 to the 2016 Stock Incentive Plan, filed herewith. †
10.21	Form of Cash Settled Restricted Stock Unit Award Agreement for Non-US Employees, under the 2016 Stock Incentive Plan, filed herewith.†
10.22	Form of Non-Statutory Stock Option Agreement, under the 2016 Stock Incentive Plan, filed herewith. †
10.23	Form of Restricted Stock Award Agreement, under the 2016 Stock Incentive Plan, filed herewith. †
(bb)10.24	Director Compensation Plan, under 2016 Stock Incentive Plan. †
10.25	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, under the 2016 Stock Incentive Plan (included in Exhibit 10.24). †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

a)	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 6, 2016 (file no. 1-12273).
b)	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 24, 2015 (file no. 1-12273).
c)	Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 14, 2016 (file no. 1-12273).
d)	Incorporated herein by reference to Exhibit 4.2 to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed November 28, 2003 (file no. 333-110491).
e)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2004 (file no. 1-12273).
f)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 7, 2004 (file no. 1-12273).

g)	Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
h)	Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3/ASR filed November 25, 2015 (file no. 333-208200).
i)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 6, 2013 (file no. 1-12273).
j)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 2, 2009 (file no. 1-12273).
k)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 21, 2012 (file no. 1-12273).
l)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 7, 2015 (file no. 1-12273).
m)	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 19, 2016 (file no. 1-12273).
n)	Incorporated herein by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q filed August 31, 1999 (file no. 1-12273).
o)	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 5, 2010 (file no. 1-12273).
p)	Incorporated herein by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
q)	Incorporated herein by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K filed March 2, 2009 (file no. 1-12273).
r)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2016 (file no. 1-12273).
s)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 7, 2016 (file no. 1-12273).
t)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company's Current Report on Form 8-K filed December 30, 2004 (file no. 1-12273).
u)	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 1-12273).
v)	Incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
w)	Incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 to the Company's Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
x)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 23, 2016 (file no. 1-12273).
y)	Incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q filed May 7, 2009 (file no. 1-12273).
z)	Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed November 20, 2015 (file no. 1-12273).
aa)	Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed April 26, 2016 (file no. 1-12273).
bb)	Incorporated by reference to Exhibit 10.2 to the Company's Form 10Q filed August 5, 2016 (file no. 1-12273).
†	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER TECHNOLOGIES, INC.
 (Registrant)

By:	/S/ BRIAN D. JELLISON	February 27, 2017
Brian D. Jellison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/S/ BRIAN D. JELLISON	President, Chief Executive Officer and
Brian D. Jellison	Chairman of the Board of Directors	February 27, 2017
(Principal Executive Officer)

/S/ JOHN HUMPHREY	Executive Vice President, Chief Financial Officer
John Humphrey	(Principal Financial Officer)	February 27, 2017

/S/ PAUL J. SONI	Vice President and Controller
Paul J. Soni	(Principal Accounting Officer)	February 27, 2017

/S/ AMY WOODS BRINKLEY
Amy Woods Brinkley	Director	February 27, 2017

/S/ JOHN F. FORT, III
John F. Fort, III	Director	February 27, 2017

/S/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 27, 2017

/S/ ROBERT E. KNOWLING
Robert E. Knowling	Director	February 27, 2017

/S/ WILBUR J. PREZZANO
Wilbur J. Prezzano	Director	February 27, 2017

/S/ LAURA G. THATCHER
Laura G. Thatcher	Director	February 27, 2017

/S/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 27, 2017

/S/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 27, 2017