Form 10-Q
period 2017-03-31
ROPER TECHNOLOGIES INC
filed 2017-05-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.

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
☑Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer

☐Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☑ No

The number of shares outstanding of the Registrant's common stock as of April 28, 2017 was 102,031,970.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016

Net sales	$1,086,305	$902,423
Cost of sales	418,691	342,904
Gross profit	667,614	559,519

Selling, general and administrative expenses	409,358	314,528
Income from operations	258,256	244,991

Interest expense, net	45,865	27,413
Other expense, net	(1,047)	(129)

Earnings before income taxes	211,344	217,449

Income taxes	53,273	66,033

Net earnings	$158,071	$151,416

Earnings per share:
Basic	$1.55	$1.50
Diluted	1.53	1.48

Weighted average common shares outstanding:
Basic	101,885	101,071
Diluted	103,078	102,318

Dividends declared per common share	$0.35	$0.30

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended
	March 31,
	2017	2016

Net earnings	$158,071	$151,416

Other comprehensive income, net of tax:
Foreign currency translation adjustments	30,412	1,743
Total other comprehensive income, net of tax	30,412	1,743

Comprehensive income	$188,483	$153,159

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2017	2016
ASSETS:

Cash and cash equivalents	$730,666	$757,200
Accounts receivable, net	549,838	619,854
Inventories, net	191,426	181,952
Unbilled receivables	143,589	129,965
Prepaid income taxes	28,100	31,679
Other current assets	69,004	55,851
Total current assets	1,712,623	1,776,501

Property, plant and equipment, net	144,113	141,318
Goodwill	8,681,114	8,647,142
Other intangible assets, net	3,587,838	3,655,843
Deferred taxes	30,300	30,620
Other assets	74,066	73,503

Total assets	$14,230,054	$14,324,927

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$152,638	$152,067
Accrued compensation	131,584	161,730
Deferred revenue	513,820	488,399
Other accrued liabilities	251,298	219,339
Income taxes payable	88,126	22,762
Current portion of long-term debt, net	401,072	400,975
Total current liabilities	1,538,538	1,445,272

Long-term debt, net of current portion	5,439,700	5,808,561
Deferred taxes	1,169,151	1,178,205
Other liabilities	111,875	104,024
Total liabilities	8,259,264	8,536,062

Commitments and contingencies (Note 8)

Common stock	1,039	1,036
Additional paid-in capital	1,518,213	1,489,067
Retained earnings	4,764,711	4,642,402
Accumulated other comprehensive earnings	(294,327)	(324,739)
Treasury stock	(18,846)	(18,901)
Total stockholders' equity	5,970,790	5,788,865

Total liabilities and stockholders' equity	$14,230,054	$14,324,927

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$158,071	$151,416
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	12,377	9,702
Amortization of intangible assets	72,998	49,549
Amortization of deferred financing costs	1,821	1,359
Non-cash stock compensation	21,049	18,979
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	73,056	(16,355)
Unbilled receivables	(13,520)	2,296
Inventories	(7,905)	(3,907)
Accounts payable and accrued liabilities	(2,223)	(20,023)
Deferred revenue	34,308	292
Income taxes	39,013	20,127
Other, net	(10,828)	(6,363)
Cash provided by operating activities	378,217	207,072

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2,829)	(265,248)
Capital expenditures	(14,930)	(9,489)
Capitalized software expenditures	(3,169)	(665)
Proceeds from sale of assets	109	673
Other, net	(500)	773
Cash used in investing activities	(21,319)	(273,956)

Cash flows from financing activities:
Payments under revolving line of credit, net	(370,000)	(160,000)
Principal payments on convertible notes	-	(289)
Cash premiums paid on convertible note conversions	-	(915)
Cash dividends to stockholders	(35,443)	(30,173)
Proceeds from stock based compensation, net	7,576	690
Treasury stock sales	1,032	879
Other	(250)	(374)
Cash used in financing activities	(397,085)	(190,182)

Effect of foreign currency exchange rate changes on cash	13,653	1,588

Net decrease in cash and cash equivalents	(26,534)	(255,478)

Cash and cash equivalents, beginning of period	757,200	778,511

Cash and cash equivalents, end of period	$730,666	$523,033

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2016	$1,036	$1,489,067	$4,642,402	$(324,739)	$(18,901)	$5,788,865

Net earnings	-	-	158,071	-	-	158,071
Stock option exercises	1	12,932	-	-	-	12,933
Treasury stock sold	-	977	-	-	55	1,032
Currency translation adjustments, net of $1,048 tax	-	-	-	30,412	-	30,412
Stock based compensation	-	20,598	-	-	-	20,598
Restricted stock activity	2	(5,361)	-	-	-	(5,359)
Dividends declared	-	-	(35,762)	-	-	(35,762)
Balances at March 31, 2017	$1,039	$1,518,213	$4,764,711	$(294,327)	$(18,846)	$5,970,790

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2017

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in the 2016 Annual Report on Form 10-K ("Annual Report") filed on February 27, 2017 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's audited consolidated financial statements and the notes thereto included in its Annual Report.

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued an update providing guidance to simplify the measurement of inventory. This update, effective for fiscal years beginning after December 15, 2016, requires that inventory within the scope of the update be measured at the lower of cost and net realizable value. The update did not have a material impact on the Company's results of operations, financial condition or cash flows.

Recently Released Accounting Pronouncements

In January 2017, the FASB issued an update simplifying the test for goodwill impairment.  This update, effective on a prospective basis for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, eliminates Step 2 from the goodwill impairment test. Under the amendments in the update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the update to have a material impact on its results of operations, financial condition or cash flows.

In August 2016, the FASB issued an update clarifying the classification of certain cash receipts and cash payments in the statement of cash flows. This update, effective for annual reporting periods after December 15, 2017, including interim periods within those annual periods, addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company does not expect the update to have a material impact on its results of operations, financial condition or cash flows.

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

In May 2014, the FASB issued updates on accounting and disclosures for revenue from contracts with customers. These updates, effective for annual reporting periods after December 15, 2017, create a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method is permitted; the Company has elected to adopt the modified retrospective transition method.

The Company has substantially completed its assessment to identify differences between the existing standard and new standard on its customer contracts. The Company is in the process of quantifying the estimated impact of these identified differences on its consolidated financial statements but does not believe the adoption will have material impact on its results of operations, financial condition or cash flows.   The FASB has issued, and may issue in the future, interpretive guidance which may cause the evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

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

	Three months ended
	March 31,
	2017	2016
Basic shares outstanding	101,885	101,071
Effect of potential common stock:
Common stock awards	1,193	1,172
Senior subordinated convertible notes	-	75
Diluted shares outstanding	103,078	102,318

For the three months ended March 31, 2017, there were 661,525 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 988,475 outstanding stock options that would have been antidilutive for the three months ended March 31, 2016.

4.	Stock Based Compensation

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended March 31,
	2017	2016
Stock based compensation	$21,049	$18,979
Tax effect recognized in net income	7,367	6,643

Stock Options - In the three months ended March 31, 2017, 452,400 options were granted with a weighted average fair value of $40.17 per option. During the same period in 2016, 547,125 options were granted with a weighted average fair value of $34.44 per option. All options were issued at grant date fair value, which is defined by both the 2016 Plan and the 2006 Plan as the closing price of Roper's common stock on the date of grant.

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

	Three months ended March 31,
	2017	2016
Risk-free interest rate (%)	2.09	1.41
Expected option life (years)	5.27	5.20
Expected volatility (%)	18.87	21.63
Expected dividend yield (%)	0.69	0.70

Cash received from option exercises for the three months ended March 31, 2017, and 2016 was $12.9 million and $1.9 million, respectively.

Restricted Stock Awards - During the three months ended March 31, 2017, 249,085 restricted stock awards were granted with a weighted average grant date fair value of $188.22 per restricted share. During the same period in 2016, 315,000 restricted stock awards were granted with a weighted average grant date fair value of $167.11 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2017, 88,400 restricted awards vested with a weighted average grant date fair value of $145.68 per restricted share, and a weighted average vest date fair value of $206.92 per restricted share.

Employee Stock Purchase Plan - During the three months ended March 31, 2017 and 2016, participants in the employee stock purchase plan purchased 5,551 and 5,007 shares, respectively, of Roper's common stock for total consideration of $1.03 million and $0.88 million, respectively. All shares were purchased from Roper's treasury shares.

5. Inventories

The components of inventory were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials and supplies	$119,711	$113,632
Work in process	26,589	24,290
Finished products	82,848	81,263
Inventory reserves	(37,722)	(37,233)
	$191,426	$181,952

6.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2016	$3,185,071	$4,687,670	$363,978	$410,423	$8,647,142
Other	3,556	19,574	-	-	23,130
Currency translation adjustments	3,225	2,903	3,090	1,624	10,842
Balances at March 31, 2017	$3,191,852	$4,710,147	$367,068	$412,047	$8,681,114

Other relates primarily to tax purchase accounting, intangibles valuations and working capital adjustments for 2016 acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,272,081	$(712,718)	$2,559,363
Unpatented technology	462,152	(144,025)	318,127
Software	184,761	(56,882)	127,879
Patents and other protective rights	24,656	(20,399)	4,257
Trade names	6,591	(653)	5,938
Assets not subject to amortization:
Trade names	578,279	-	578,279
In process research and development	62,000	-	62,000
Balances at December 31, 2016	$4,590,520	$(934,677)	$3,655,843
Assets subject to amortization:
Customer related intangibles	$3,274,117	$(764,054)	$2,510,063
Unpatented technology	463,399	(158,751)	304,648
Software	184,846	(63,850)	120,996
Patents and other protective rights	25,425	(20,625)	4,800
Trade names	6,598	(920)	5,678
Assets not subject to amortization:
Trade names	579,653	-	579,653
In process research and development	62,000	-	62,000
Balances at March 31, 2017	$4,596,038	$(1,008,200)	$3,587,838

Amortization expense of other intangible assets was $72,695 and $49,048 during the three months ended March 31, 2017 and 2016, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2017. The Company expects to perform the annual analysis during the fourth quarter.

7.	Fair Value of Financial Instruments

Roper's debt at March 31, 2017 included $4.3 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 1.850% senior notes due 2017	$401
$800 million 2.050% senior notes due 2018	803
$500 million 6.250% senior notes due 2019	547
$600 million 3.000% senior notes due 2020	611
$500 million 2.800% senior notes due 2021	500
$500 million 3.125% senior notes due 2022	504
$300 million 3.850% senior notes due 2025	304
$700 million 3.800% senior notes due 2026	703

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2017 is presented below (in thousands):

Balances at December 31, 2016	$10,548
Additions charged to costs and expenses	3,967
Deductions	(4,046)
Other	49
Balances at March 31, 2017	$10,518

9.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net sales:
Medical & Scientific Imaging	$348,235	$332,214	4.8%
RF Technology	429,619	280,210	53.3%
Industrial Technology	183,404	171,235	7.1%
Energy Systems & Controls	125,047	118,764	5.3%
Total	$1,086,305	$902,423	20.4%
Gross profit:
Medical & Scientific Imaging	$251,930	$246,897	2.0%
RF Technology	251,478	160,365	56.8%
Industrial Technology	93,151	86,020	8.3%
Energy Systems & Controls	71,055	66,237	7.3%
Total	$667,614	$559,519	19.3%
Operating profit*:
Medical & Scientific Imaging	$119,793	$114,456	4.7%
RF Technology	88,984	88,766	0.2%
Industrial Technology	53,613	46,759	14.7%
Energy Systems & Controls	30,236	24,182	25.0%
Total	$292,626	$274,163	6.7%
Long-lived assets:
Medical & Scientific Imaging	$44,689	$40,621	10.0%
RF Technology	76,652	30,828	148.6%
Industrial Technology	34,067	36,802	(7.4)%
Energy Systems & Controls	9,550	12,071	(20.9)%
Total	$164,958	$120,322	37.1%

* Segment operating profit is before unallocated corporate general and administrative expenses of $34,370 and $29,172 for the three months ended March 31, 2017 and 2016, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report")  as filed on February 27, 2017 with the U.S. Securities and Exchange Commission ("SEC") and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

Overview

Roper Technologies, Inc. ("Roper," "we" or "us") is a diversified technology company. We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets including, but not limited to, healthcare, transportation, commercial construction, food, energy, water, education and academic research.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

	Three months ended March 31,
	2017	2016
Net sales:
Medical & Scientific Imaging	$348,235	$332,214
RF Technology	429,619	280,210
Industrial Technology	183,404	171,235
Energy Systems & Controls	125,047	118,764
Total	$1,086,305	$902,423
Gross margin:
Medical & Scientific Imaging	72.3%	74.3%
RF Technology	58.5	57.2
Industrial Technology	50.8	50.2
Energy Systems & Controls	56.8	55.8
Total	61.5	62.0
Selling, general & administrative expenses:
Medical & Scientific Imaging	37.9%	39.9%
RF Technology	37.8	25.6
Industrial Technology	21.6	22.9
Energy Systems & Controls	32.6	35.4
Total	34.5	31.6
Segment operating margin:
Medical & Scientific Imaging	34.4%	34.5%
RF Technology	20.7	31.7
Industrial Technology	29.2	27.3
Energy Systems & Controls	24.2	20.4
Total	26.9	30.4
Corporate administrative expenses	(3.2)	(3.2)
	23.8	27.1
Interest expense	(4.2)	(3.0)
Other income/(expense)	(0.1)	-
Earnings before income taxes	19.5	24.1
Income taxes	(4.9)	(7.3)
Net earnings	14.6%	16.8%

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net sales for the three months ended March 31, 2017 increased by 20.4% as compared to the three months ended March 31, 2016. Acquisitions added 15.6%, organic growth was 5.6% and the negative foreign exchange impact was 0.8%.

Our Medical & Scientific Imaging segment net sales increased by 5% to $348 million in the first quarter of 2017 as compared to $332 million in the first quarter of 2016.  Organic sales increased by 5%, acquisitions added 1% and the negative foreign exchange impact was 1%. The increase in organic sales was due to increased sales in our medical products and software businesses, led by NDI and MHA.  Gross margin decreased to 72.3% in the first quarter of 2017 from 74.3% in the first quarter of 2016 due to an increased percentage of lower margin medical instrument sales and the reclassification of certain expenses from selling, general and administrative ("SG&A") to cost of goods sold at CliniSys (acquired in the first quarter of 2016) as compared to the prior year quarter.  SG&A expenses as a percentage of net sales decreased to 37.9% in the first quarter of 2017 as compared to 39.9% in the first quarter of 2016 due to the reclassification of certain expenses at CliniSys from SG&A to cost of goods sold.  As a result, operating margin was 34.4% in the first quarter of 2017 as compared to 34.5% in the first quarter of 2016.

In our RF Technology segment, net sales were $430 million in the first quarter of 2017 as compared to $280 million in the first quarter of 2016, an increase of 53%.  The 2016 acquisitions of Deltek and ConstructConnect accounted for 49%, organic sales increased by 5% and the negative foreign exchange impact was 1%. The increase in organic sales was due primarily to increased sales in our software businesses as well as increased sales in tolling and traffic projects which were offset in part by lower tag sales.  Gross margin increased to 58.5% in the first quarter of 2017 as compared to 57.2% in the first quarter of 2016 due to an increased percentage of sales at our software businesses which have higher gross margins.  SG&A expenses as a percentage of net sales in the first quarter of 2017 increased to 37.8% as compared to 25.6% in the prior year quarter due to recently acquired software businesses with a higher SG&A structure, which includes amortization of acquired intangibles. The resulting operating margin was 20.7% in the first quarter of 2017 as compared to 31.7% in the first quarter of 2016.

Our Industrial Technology segment net sales increased by 7% to $183 million in the first quarter of 2017 as compared to $171 million in the first quarter of 2016.  Organic sales increased by 8% and the negative foreign exchange impact was 1%.  The increase in sales was due primarily to increased sales in our materials testing and water meter businesses.  Gross margin was relatively unchanged at 50.8% for the three months ended March 31, 2017 as compared to 50.2% for the three months ended March 31, 2016. SG&A expenses as a percentage of net sales decreased to 21.6% in the current year quarter as compared to 22.9% in the prior year quarter due to operating leverage on higher sales volume.  The resulting operating margin was 29.2% in the first quarter of 2017 as compared to 27.3% in the first quarter of 2016.

Net sales in our Energy Systems & Controls segment increased by 5% to $125 million during the first quarter of 2017 compared to $119 million in the first quarter of 2016, inclusive of a negative 1% foreign exchange impact.  The increase in sales was due primarily to increased sales in our industrial sensors and non-destructive testing businesses.  Gross margin increased to 56.8% in the first quarter of 2017 as compared to 55.8% in the first quarter of 2016 and SG&A expenses as a percentage of net sales decreased to 32.6% in the current year quarter as compared to 35.4% in the prior year quarter, both of which were due to operating leverage on higher sales volume.  As a result, operating margin was 24.2% in the first quarter of 2017 as compared to 20.4% in the first quarter of 2016.

While corporate expenses increased to $34.4 million in the first quarter of 2017 as compared to $29.2 million in the first quarter of 2016, they remained constant as a percentage of sales at 3.2%.  The dollar increase was due primarily to increased equity compensation costs as a result of an increased number of shares granted in recent years as well as increases in our common stock price.

Net interest expense was $45.9 million for the first quarter of 2017 as compared to $27.4 in the first quarter of 2016 due to higher weighted average debt balances offset in part by lower weighted average interest rates in the current quarter.

Other expense was $1.0 million in the first quarter of 2017 and $0.1 million in the first quarter of 2016  due primarily to foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 25.2% in the first quarter of 2017 as compared to 30.4% in the first quarter of 2016.  The decrease in the income tax rate was due primarily to a discrete benefit related to the resolution of a tax matter in the first quarter of 2017 as well as an increase in excess tax benefits related to equity compensation in the current year quarter.  We expect the effective tax rate for 2017 to be between 29% and 30%.

At March 31, 2017, the functional currencies of our European and Canadian subsidiaries were stronger against the U.S. dollar compared to currency exchange rates at December 31, 2016. The currency changes resulted in a pretax increase of $31 million in the foreign exchange component of comprehensive earnings for the three months ended March 31, 2017, $11 million of which is related to goodwill and does not directly affect our expected future cash flows. During the three months ended March 31, 2017, the functional currencies of our European subsidiaries were weaker, and the Canadian dollar stronger, against the U.S. dollar as compared to the three months ended March 31, 2016.  The difference in operating profit related to foreign exchange, translated into U.S. dollars, was less than 1% for these companies in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net orders were $1.11 billion in the first quarter of 2017 as compared to $927 million in the first quarter of 2016.  Acquisitions contributed 18% to the current quarter orders.  Our order backlog was $1.58 billion at March 31, 2017 as compared to $1.12 billion at March 31, 2016, an increase of 41%.  The increase in backlog was due to acquisitions which added 35% and internal growth of 6%.

	Net orders booked for the three months ended		Order backlog as of
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)
Medical & Scientific Imaging	$350,777	$343,850	$427,524	$405,093
RF Technology	441,289	281,125	975,826	539,164
Industrial Technology	195,316	178,905	77,706	76,380
Energy Systems & Controls	126,727	122,770	95,136	94,453
Total	$1,114,109	$926,650	$1,576,192	$1,115,090

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three months ended March 31, 2017 and 2016 were as follows (in millions):

	Three months ended March 31,
Cash provided by/(used in):	2017	2016
Operating activities	$378.2	$207.1
Investing activities	(21.3)	(274.0)
Financing activities	(397.1)	(190.2)

Operating activities - Net cash provided by operating activities increased by 83% to $378 million in the first quarter of 2017 as compared to $207 million in the first quarter of 2016 due to increased earnings net of non-cash charges, higher deferred revenue balances due to an increased percentage of revenue from software and other subscription based products, improved receivables collections and the timing of interest payments offset in part by income tax payments in the first quarter of 2016 related to the gain on the sale of the Abel Pumps business in the fourth quarter of 2015.

Investing activities - Cash used in investing activities during the three months ended March 31, 2017 and 2016 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three months ended March 31, 2017 and 2016.  Cash provided by financing activities in the three months ended March 31, 2017 and 2016 was primarily proceeds from stock option exercises.  Net debt payments were $370 million in the three months ended March 31, 2017 as compared to $160 million in the three months ended March 31, 2016.

Total debt at March 31, 2017 consisted of the following (amounts in thousands):

$400 million 1.850% senior notes due 2017	$400,000
$800 million 2.050% senior notes due 2018	800,000
$500 million 6.250% senior notes due 2019	500,000
$600 million 3.000% senior notes due 2020	600,000
$500 million 2.800% senior notes due 2021	500,000
$500 million 3.125% senior notes due 2022	500,000
$300 million 3.850% senior notes due 2025	300,000
$700 million 3.800% senior notes due 2026	700,000
Revolving credit facility	1,560,000
Deferred finance costs	(22,077)
Other	2,849
Total debt	5,840,772
Less current portion	401,072
Long-term debt, net of deferred finance costs	$5,439,700

The interest rate on borrowings under our $2.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2017, there were $1.56 billion of outstanding borrowings under the facility.  At March 31, 2017, we had $2.8 million of other debt in the form of capital leases, several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $76 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at March 31, 2017 totaled $642 million.  Repatriation of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.  We consider this cash to be permanently reinvested.  We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our credit facility throughout the three months ended March 31, 2017.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $156 million at March 31, 2017 compared to negative $25 million at December 31, 2016, reflecting decreases in working capital due primarily to decreases in receivables, increases in deferred revenue balances and the timing of income tax and interest payments, offset in part by bonus payments. Total debt was $5.84 billion at March 31, 2017 as compared to $6.21 billion at December 31, 2016, due to payments on outstanding revolver borrowings made using cash from operations in the current quarter.   Our leverage is shown in the following table (in thousands):

	March 31, 2017	December 31, 2016
Total debt	$5,840,772	$6,209,536
Cash	(730,666)	(757,200)
Net debt	5,110,106	5,452,336
Stockholders' equity	5,970,790	5,788,865
Total net capital	$11,080,896	$11,241,201

Net debt / total net capital	46.1%	48.5%

Capital expenditures of $15 million and $9 million were incurred during the three months ended March 31, 2017 and 2016, respectively. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report. There were no material changes during the three months ended March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q ("Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation as of the Evaluation Date, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

There were no changes to our internal controls during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 8 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed on February 27, 2017 with the SEC. See also, "Information About Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

10.1	Roper Technologies, Inc. Amended and Restated Employee Stock Purchase Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	May 5, 2017
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ John Humphrey	Chief Financial Officer and	May 5, 2017
John Humphrey	Executive Vice President
(Principal Financial Officer)

/s/ Paul J. Soni	Vice President and Controller	May 5, 2017
Paul J. Soni	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit
10.1	Roper Technologies, Inc. Amended and Restated Employee Stock Purchase Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.