Form 10-Q
period 2017-06-30
ROPER TECHNOLOGIES INC
filed 2017-08-07
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

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

The number of shares outstanding of the Registrant's common stock as of July 28, 2017 was 102,219,663.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,134,671	$931,558	$2,220,976	$1,833,981
Cost of sales	429,021	364,038	847,712	706,942
Gross profit	705,650	567,520	1,373,264	1,127,039

Selling, general and administrative expenses	411,392	314,442	820,750	628,970
Income from operations	294,258	253,078	552,514	498,069

Interest expense, net	45,813	26,863	91,678	54,276
Other income/(expense), net	6,969	(1,334)	5,922	(1,463)

Earnings before income taxes	255,414	224,881	466,758	442,330

Income taxes	75,858	66,812	129,131	132,845

Net earnings	$179,556	$158,069	$337,627	$309,485

Net earnings per share:
Basic	$1.76	$1.56	$3.31	$3.06
Diluted	1.74	1.54	3.27	3.02

Weighted average common shares outstanding:
Basic	102,081	101,249	101,983	101,160
Diluted	103,409	102,466	103,247	102,376

Dividends declared per common share	$0.35	$0.30	$0.70	$0.60

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$179,556	$158,069	$337,627	$309,485

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	49,515	(46,470)	79,927	(44,727)
Total other comprehensive income/(loss), net of tax	49,515	(46,470)	79,927	(44,727)

Comprehensive income	$229,071	$111,599	$417,554	$264,758

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2017	2016
ASSETS:

Cash and cash equivalents	$663,344	$757,200
Accounts receivable, net	576,362	619,854
Inventories, net	199,842	181,952
Unbilled receivables	146,944	129,965
Prepaid income taxes	43,477	31,679
Other current assets	71,142	55,851
Total current assets	1,701,111	1,776,501

Property, plant and equipment, net	142,641	141,318
Goodwill	8,720,225	8,647,142
Other intangible assets, net	3,538,599	3,655,843
Deferred taxes	31,539	30,620
Other assets	79,173	73,503

Total assets	$14,213,288	$14,324,927

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$155,371	$152,067
Accrued compensation	156,665	161,730
Deferred revenue	516,362	488,399
Other accrued liabilities	238,975	219,339
Income taxes payable	29,826	22,762
Current portion of long-term debt, net	401,297	400,975
Total current liabilities	1,498,496	1,445,272

Long-term debt, net of current portion	5,241,103	5,808,561
Deferred taxes	1,158,965	1,178,205
Other liabilities	114,238	104,024
Total liabilities	8,012,802	8,536,062

Commitments and contingencies (Note 9)

Common stock	1,041	1,036
Additional paid-in capital	1,554,562	1,489,067
Retained earnings	4,908,492	4,642,402
Accumulated other comprehensive earnings	(244,812)	(324,739)
Treasury stock	(18,797)	(18,901)
Total stockholders' equity	6,200,486	5,788,865

Total liabilities and stockholders' equity	$14,213,288	$14,324,927

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$337,627	$309,485
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	24,284	19,052
Amortization of intangible assets	147,186	99,719
Amortization of deferred financing costs	3,642	2,717
Non-cash stock compensation	43,864	39,092
Gain on sale of assets	(9,393)	-
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	50,140	(13,956)
Unbilled receivables	(16,943)	3,754
Inventories	(13,177)	(104)
Accounts payable and accrued liabilities	15,292	(7,552)
Deferred revenue	33,344	9,834
Income taxes	(51,019)	(77,931)
Other, net	(14,755)	(7,278)
Cash provided by operating activities	550,092	376,832

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(35,515)	(274,968)
Capital expenditures	(24,797)	(18,348)
Capitalized software expenditures	(5,725)	(1,249)
Proceeds from sale of assets	10,506	758
Other, net	(6,531)	570
Cash used in investing activities	(62,062)	(293,237)

Cash flows from financing activities:
Payments under revolving line of credit, net	(570,000)	(180,000)
Principal payments on convertible notes	-	(289)
Cash premiums paid on convertible note conversions	-	(915)
Cash dividends to stockholders	(70,937)	(60,383)
Proceeds from stock based compensation, net	20,711	8,516
Treasury stock sales	2,045	1,715
Other	(191)	(621)
Cash used in financing activities	(618,372)	(231,977)

Effect of foreign currency exchange rate changes on cash	36,486	(7,835)

Net decrease in cash and cash equivalents	(93,856)	(156,217)

Cash and cash equivalents, beginning of period	757,200	778,511

Cash and cash equivalents, end of period	$663,344	$622,294

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
Balances at December 31, 2016	$1,036	$1,489,067	$4,642,402	$(324,739)	$(18,901)	$5,788,865

Net earnings	-	-	337,627	-	-	337,627
Stock option exercises	3	26,897	-	-	-	26,900
Treasury stock sold	-	1,941	-	-	104	2,045
Currency translation adjustments	-	-	-	79,927	-	79,927
Stock based compensation	-	42,850	-	-	-	42,850
Restricted stock activity	2	(6,193)	-	-	-	(6,191)
Dividends declared	-	-	(71,537)	-	-	(71,537)
Balances at June 30, 2017	$1,041	$1,554,562	$4,908,492	$(244,812)	$(18,797)	$6,200,486

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2017

1.	Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K ("Annual Report") filed on February 27, 2017 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Recently Released Accounting Pronouncements

In January 2017, the FASB issued an update simplifying the test for goodwill impairment. This update, effective on a prospective basis for goodwill impairment tests performed in fiscal years beginning after December 15, 2019, eliminates Step 2 from the goodwill impairment test. Under the amendments in the update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the update to have a material impact on its results of operations, financial condition or cash flows.

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

In February 2016, the FASB issued an update on lease accounting. This update, effective for annual reporting periods after December 15, 2018, including interim periods within those annual periods, provides amendments to current lease accounting. These amendments include the recognition of lease assets and lease liabilities on the balance sheet and disclosing other key information about leasing arrangements. Early adoption is permitted. The Company is evaluating the impact of the update on its results of operations, financial condition and cash flows.

In May 2014, the FASB issued updates on accounting and disclosures for revenue from contracts with customers. These updates, effective for annual reporting periods after December 15, 2017, create a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method is permitted. The Company has elected to adopt the modified retrospective transition method.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic shares outstanding	102,081	101,249	101,983	101,160
Effect of potential common stock:
Common stock awards	1,328	1,143	1,264	1,142
Senior subordinated convertible notes	-	74	-	74
Diluted shares outstanding	103,409	102,466	103,247	102,376

For the three and six months ended June 30, 2017, there were 412,100 and 581,350 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1,027,350 and 1,057,350 outstanding stock options that would have been antidilutive in the respective 2016 periods.

4.	Business Acquisitions and Divestitures

Acquisition of Phase Technology - On June 21, 2017, Roper acquired the assets of Phase Technology, a business engaged in the design, manufacture, marketing and sales of test instruments, for a purchase price of CAD 44 million (approximately $33 million). The results of operations of Phase Technology did not have a material impact on Roper's consolidated results of operations. Phase Technology is reported in the Energy Systems & Controls segment.

The Company recorded $19.2 million in goodwill and $13.8 million of other identifiable intangibles in connection with the acquisition. The amortizable intangible assets include customer relationships of $8.1 million (9 year useful life) and technology of $3.6 million (6 year useful life). Purchase price allocations are preliminary pending final tax-related adjustments.

Sale of Product Line - On May 15, 2017, Roper completed the sale of a product line in our Energy Systems & Controls segment for $10.4 million. The pretax gain on the sale was $9.4 million, which is reported in Other income/(expense), net in the condensed consolidated statements of earnings.

5.	Stock-Based Compensation

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

Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock-based compensation	$22,815	$20,113	$43,864	$39,092
Tax effect recognized in net income	7,985	7,040	15,352	13,682

Stock Options - In the six months ended June 30, 2017, 520,600 options were granted with a weighted average fair value of $40.42 per option. During the same period in 2016, 584,500 options were granted with a weighted average fair value of $34.44 per option. All options were issued at grant date fair value, which is defined by both the 2016 Plan and the 2006 Plan as the closing price of Roper's common stock on the date of grant.

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

	Six months ended June 30,
	2017	2016
Risk-free interest rate (%)	2.05	1.39
Expected option life (years)	5.27	5.20
Expected volatility (%)	18.81	21.63
Expected dividend yield (%)	0.68	0.70

Cash received from option exercises for the six months ended June 30, 2017 and 2016 was $26.9 million and $10.0 million, respectively.

Restricted Stock Awards - During the six months ended June 30, 2017, 316,667 restricted stock awards were granted with a weighted average grant date fair value of $196.28 per restricted share. During the same period in 2016, 378,180 restricted stock awards were granted with a weighted average grant date fair value of $168.68 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2017, 124,600 restricted awards vested with a weighted average grant date fair value of $143.89 per restricted share and a weighted average vest date fair value of $213.08 per restricted share.

Employee Stock Purchase Plan - During the six months ended June 30, 2017 and 2016, participants in the employee stock purchase plan purchased 10,426 and 9,964 shares, respectively, of Roper's common stock for total consideration of $2.04 million and $1.72 million, respectively. All shares were purchased from Roper's treasury shares.

6.	Inventories

The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials and supplies	$121,524	$113,632
Work in process	26,990	24,290
Finished products	89,911	81,263
Inventory reserves	(38,583)	(37,233)
	$199,842	$181,952

7.	Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	Medical & Scientific Imaging	RF Technology	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2016	$3,185,071	$4,687,670	$363,978	$410,423	$8,647,142
Additions	-	-	-	19,169	19,169
Other	3,264	19,313	-	-	22,577
Currency translation adjustments	8,986	9,936	8,129	4,286	31,337
Balances at June 30, 2017	$3,197,321	$4,716,919	$372,107	$433,878	$8,720,225

Other relates primarily to tax purchase accounting, intangible valuations and working capital adjustments for 2016 acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,272,081	$(712,718)	$2,559,363
Unpatented technology	462,152	(144,025)	318,127
Software	184,761	(56,882)	127,879
Patents and other protective rights	24,656	(20,399)	4,257
Trade names	6,591	(653)	5,938
Assets not subject to amortization:
Trade names	578,279	-	578,279
In process research and development	62,000	-	62,000
Balances at December 31, 2016	$4,590,520	$(934,677)	$3,655,843
Assets subject to amortization:
Customer related intangibles	$3,285,128	$(810,244)	$2,474,884
Unpatented technology	531,554	(175,549)	356,005
Software	185,019	(70,847)	114,172
Patents and other protective rights	25,279	(21,156)	4,123
Trade names	6,613	(1,192)	5,421
Assets not subject to amortization:
Trade names	582,625	-	582,625
In process research and development	1,369	-	1,369
Balances at June 30, 2017	$4,617,587	$(1,078,988)	$3,538,599

Amortization expense of other intangible assets was $146,549 and $98,745 during the six months ended June 30, 2017 and 2016, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2017. The Company expects to perform the annual analysis during the fourth quarter of 2017.

8.	Fair Value of Financial Instruments

Roper's debt at June 30, 2017 included $4.3 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 1.850% senior notes due 2017	$400
$800 million 2.050% senior notes due 2018	802
$500 million 6.250% senior notes due 2019	543
$600 million 3.000% senior notes due 2020	614
$500 million 2.800% senior notes due 2021	505
$500 million 3.125% senior notes due 2022	509
$300 million 3.850% senior notes due 2025	309
$700 million 3.800% senior notes due 2026	720

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2017 is presented below (in thousands):

Balances at December 31, 2016	$10,548
Additions charged to costs and expenses	6,714
Deductions	(6,867)
Other	153
Balances at June 30, 2017	$10,548

10.	Business Segments

Sales and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Net sales:
Medical & Scientific Imaging	$350,764	$340,585	3.0%	$698,999	$672,799	3.9%
RF Technology	460,497	288,761	59.5%	890,116	568,971	56.4%
Industrial Technology	192,867	178,627	8.0%	376,271	349,862	7.5%
Energy Systems & Controls	130,543	123,585	5.6%	255,590	242,349	5.5%
Total	$1,134,671	$931,558	21.8%	$2,220,976	$1,833,981	21.1%
Gross profit:
Medical & Scientific Imaging	$254,028	$246,396	3.1%	$505,958	$493,293	2.6%
RF Technology	279,735	163,005	71.6%	531,213	323,370	64.3%
Industrial Technology	98,167	89,709	9.4%	191,318	175,729	8.9%
Energy Systems & Controls	73,720	68,410	7.8%	144,775	134,647	7.5%
Total	$705,650	$567,520	24.3%	$1,373,264	$1,127,039	21.8%
Operating profit*:
Medical & Scientific Imaging	$121,315	$114,271	6.2%	$241,108	$228,727	5.4%
RF Technology	119,558	89,354	33.8%	208,542	178,120	17.1%
Industrial Technology	58,249	51,291	13.6%	111,862	98,050	14.1%
Energy Systems & Controls	32,867	27,769	18.4%	63,103	51,951	21.5%
Total	$331,989	$282,685	17.4%	$624,615	$556,848	12.2%
Long-lived assets:
Medical & Scientific Imaging	$45,255	$38,400	17.9%
RF Technology	80,103	30,111	166.0%
Industrial Technology	32,960	35,865	(8.1)%
Energy Systems & Controls	9,376	11,187	(16.2)%
Total	$167,694	$115,563	45.1%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $37,731 and $29,607 for the three months ended June 30, 2017 and 2016, respectively, and $72,101 and $58,779 for the six months ended June 30, 2017 and 2016, respectively.

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

Overview

Roper Technologies, Inc. ("Roper," "we" or "us") is a diversified technology company. We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets, including healthcare, transportation, commercial construction, food, energy, water, education and academic research.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales:
Medical & Scientific Imaging	$350,764	$340,585	$698,999	$672,799
RF Technology	460,497	288,761	890,116	568,971
Industrial Technology	192,867	178,627	376,271	349,862
Energy Systems & Controls	130,543	123,585	255,590	242,349
Total	$1,134,671	$931,558	$2,220,976	$1,833,981
Gross margin:
Medical & Scientific Imaging	72.4%	72.3%	72.4%	73.3%
RF Technology	60.7	56.4	59.7	56.8
Industrial Technology	50.9	50.2	50.8	50.2
Energy Systems & Controls	56.5	55.4	56.6	55.6
Total	62.2	60.9	61.8	61.5
Selling, general & administrative expenses:
Medical & Scientific Imaging	37.8%	38.8%	37.9%	39.3%
RF Technology	34.8	25.5	36.3	25.5
Industrial Technology	20.7	21.5	21.1	22.2
Energy Systems & Controls	31.3	32.9	32.0	34.1
Total	32.9	30.6	33.7	31.1
Segment operating margin:
Medical & Scientific Imaging	34.6%	33.6%	34.5%	34.0%
RF Technology	26.0	30.9	23.4	31.3
Industrial Technology	30.2	28.7	29.7	28.0
Energy Systems & Controls	25.2	22.5	24.7	21.4
Total	29.3	30.3	28.1	30.4
Corporate administrative expenses	(3.3)	(3.2)	(3.2)	(3.2)
	25.9	27.2	24.9	27.2
Interest expense, net	(4.0)	(2.9)	(4.1)	(3.0)
Other income/(expense), net	0.6	(0.1)	0.3	(0.1)
Earnings before income taxes	22.5	24.1	21.0	24.1
Income taxes	(6.7)	(7.2)	(5.8)	(7.2)
Net earnings	15.8%	17.0%	15.2%	16.9%

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Net sales for the three months ended June 30, 2017 increased by 22% as compared to the three months ended June 30, 2016. Acquisitions added 17%, organic growth was 6% and the negative foreign exchange impact was 1%.

Our Medical & Scientific Imaging segment net sales increased by 3% to $351 million in the second quarter of 2017 as compared to $341 million in the second quarter of 2016. Organic sales increased by 4% and the negative foreign exchange impact was 1%. The increase in organic sales was due to growth in our medical businesses, led by (i) Northern Digital, (ii) our alternate site healthcare businesses, and (iii) our acute care software-as-a-service ("SaaS") business. Gross margin this quarter was largely consistent with the second quarter of 2016, at 72.4% and 72.3%, respectively, due to a consistent sales mix. Selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 37.8% in the second quarter of 2017 as compared to 38.8% in the second quarter of 2016 due to operating leverage on higher sales volume. As a result, operating margin was 34.6% in the second quarter of 2017 as compared to 33.6% in the second quarter of 2016.

In our RF Technology segment, net sales were $460 million in the second quarter of 2017 as compared to $289 million in the second quarter of 2016, an increase of 59%. The 2016 acquisitions of Deltek and ConstructConnect accounted for 54%, organic sales increased by 7% and the negative foreign exchange impact was 1%. The organic sales growth was due primarily to increased sales from tolling projects as well as growth in our software businesses, led by Aderant. Gross margin increased to 60.7% in the second quarter of 2017 as compared to 56.4% in the second quarter of 2016 due to an increased percentage of sales at our software businesses which have higher gross margins. SG&A expenses as a percentage of net sales in the second quarter of 2017 increased to 34.8% as compared to 25.5% in the second quarter of 2016 due to recently acquired software businesses with a higher SG&A cost structure, which includes amortization of acquired intangibles. The resulting operating margin was 26.0% in the second quarter of 2017 as compared to 30.9% in the second quarter of 2016.

Our Industrial Technology segment net sales increased by 8% to $193 million in the second quarter of 2017 as compared to $179 million in the second quarter of 2016. Organic sales increased by 9% and the negative foreign exchange impact was 1%. The increase in sales was due primarily to our fluid handling, water meter and materials testing businesses. Gross margin increased to 50.9% in the second quarter of 2017 as compared to 50.2% in the second quarter of 2016 and SG&A expenses as a percentage of net sales decreased to 20.7% in the second quarter of 2017 as compared to 21.5% in the second quarter of 2016, both of which were due to operating leverage on higher sales volume. The resulting operating margin was 30.2% in the second quarter of 2017 as compared to 28.7% in the second quarter of 2016.

Net sales in our Energy Systems & Controls segment increased by 6% to $131 million during the second quarter of 2017 compared to $124 million in the second quarter of 2016. Organic sales increased by 7% and the negative foreign exchange impact was 2%. The increase in sales was due primarily to growth in our pressure sensors and valves businesses serving energy markets. Gross margin increased to 56.5% in the second quarter of 2017 as compared to 55.4% in the second quarter of 2016 and SG&A expenses as a percentage of net sales decreased to 31.3% in the second quarter of 2017 as compared to 32.9% in the second quarter of 2016, both of which were due to operating leverage on higher sales volume. As a result, operating margin was 25.2% in the second quarter of 2017 as compared to 22.5% in the second quarter of 2016.

Corporate expenses increased to $37.7 million, or 3.3% of sales, in the second quarter of 2017 as compared to $29.6 million, or 3.2% of sales, in the second quarter of 2016, due primarily to increased professional services and equity compensation costs as a result of shares granted in recent years as well as increases in our common stock price.

Net interest expense was $45.8 million for the second quarter of 2017 as compared to $26.9 in the second quarter of 2016 due primarily to higher weighted average debt balances in the current quarter.

Other income, net, of $7.0 million for the second quarter of 2017 was composed primarily of a $9.4 million gain on sale of a product line in our Energy Systems & Controls segment, offset in part by a $1.8 million impairment charge on a minority investment. Other expense, net, of $1.3 million in the second quarter of 2016 was due primarily to foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 29.7% in the second quarter of 2017 and in the second quarter of 2016. The rate was favorably impacted primarily due to the recognition of excess tax benefits associated with stock compensation of $6.3 million in the second quarter of 2017 as compared to $4.2 million in the second quarter of 2016, offset entirely by a higher mix of domestic pretax income. We expect the effective tax rate for 2017 to be between 29% and 30%.

Order backlog was $1.58 billion at June 30, 2017 as compared to $1.14 billion at June 30, 2016, an increase of 39%. Acquisitions accounted for 32% and internal growth contributed 7%.

	Order backlog as of
	June 30,
	2017	2016
	(in thousands)
Medical & Scientific Imaging	$430,896	$402,275
RF Technology	968,383	567,116
Industrial Technology	87,054	73,508
Energy Systems & Controls	96,151	93,974
Total	$1,582,484	$1,136,873

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net sales for the six months ended June 30, 2017 increased by 21% as compared to the six months ended June 30, 2016. The increase was the result of a net effect of 16% from acquisitions and divestitures, organic growth of 6% and a negative foreign exchange impact of 1%.

Our Medical & Scientific Imaging segment net sales increased by 4% to $699 million in the six months ended June 30, 2017 as compared to $673 million in the six months ended June 30, 2016. Organic sales increased by 4% and the negative foreign exchange impact was 1%. The growth in organic sales was due to increased sales in our medical businesses, led by (i) Northern Digital, (ii) our alternate site healthcare businesses, and (iii) our acute care SaaS business. Gross margin decreased to 72.4% in the six months ended June 30, 2017 as compared to 73.3% in the six months ended June 30, 2016 due primarily to the reclassification of certain expenses from SG&A to cost of goods sold at CliniSys (acquired in the first quarter of 2016) as compared to the prior year. SG&A expenses as a percentage of net sales decreased to 37.9% in the six months ended June 30, 2017 as compared to 39.3% for the six months ended June 30, 2016 due primarily to operating leverage on higher sales volume as well as the reclassification mentioned above. As a result, operating margin was 34.5% in the six months ended June 30, 2017 as compared to 34.0% in the six months ended June 30, 2016.

In our RF Technology segment, net sales were $890 million in the six months ended June 30, 2017 as compared to $569 million in the six months ended June 30, 2016, an increase of 56%; acquisitions accounted for 52%, organic sales increased by 6% and the negative foreign exchange impact was 1%. The growth in organic sales was due primarily to increased sales from tolling projects as well as growth in our software businesses. Gross margin increased to 59.7% in the six months ended June 30, 2017 as compared to 56.8% in the six months ended June 30, 2016 due to increased percentage of sales at our software businesses, which have a higher gross margin. SG&A expenses as a percentage of net sales in the six months ended June 30, 2017 increased to 36.3% as compared to 25.5% in the prior year due primarily to an increased percentage of sales at our software businesses, which have a higher SG&A cost structure, including amortization of acquired intangibles. The resulting operating margin was 23.4% in the six months ended June 30, 2017 as compared to 31.3% in the six months ended June 30, 2016.

Our Industrial Technology segment net sales increased by 8% to $376 million in the six months ended June 30, 2017 as compared to $350 million in the six months ended June 30, 2016. Organic sales increased by 8% and the negative foreign exchange impact was 1%. The growth in organic sales was due primarily to our fluid handling, water metering and materials testing businesses. Gross margin increased to 50.8% for the six months ended June 30, 2017 as compared to 50.2% for the six months ended June 30, 2016 and SG&A expenses as a percentage of net sales decreased to 21.1% in the six months ended June 30, 2017 as compared to 22.2% in the six months ended June 30, 2016, both of which were due to operating leverage on higher sales volume. The resulting operating margin was 29.7% in the six months ended June 30, 2017 and 28.0% in the six months ended June 30, 2016.

Net sales in our Energy Systems & Controls segment increased by 6% to $256 million during the six months ended June 30, 2017 compared to $242 million during the six months ended June 30, 2016. Organic sales increased by 7% and the negative foreign exchange impact was 2%. The growth in organic sales was due primarily to increased sales in our pressure sensors and valves businesses serving energy markets. Gross margin increased to 56.6% in the six months ended June 30, 2017 compared to 55.6% in the six months ended June 30, 2016 and SG&A expenses as a percentage of net sales decreased to 32.0% in the six months ended June 30, 2017 compared to 34.1% in the six months ended June 30, 2016, both of which were due to operating leverage on higher sales volume. As a result, operating margin was 24.7% in the six months ended June 30, 2017 as compared to 21.4% in the six months ended June 30, 2016.

Corporate expenses increased to $72.1 million in the six months ended June 30, 2017 as compared to $58.8 million in the six months ended June 30, 2016, which were constant as a percentage of sales at 3.2%. The dollar increase was due primarily to increased equity compensation costs as a result of shares granted in recent years as well as increases in our common stock price, along with increased professional services.

Net interest expense was $91.7 million for the six months ended June 30, 2017 compared to $54.3 million for the six months ended June 30, 2016 due to higher weighted average debt balances and higher weighted average interest rates in the current year.

Other income, net, of $5.9 million in the six months ended June 30, 2017 was composed primarily of a $9.4 million gain on sale of a product line in our Energy Systems & Controls segment, offset in part by a $1.8 million impairment charge on a minority investment. Other expense, net, was $1.5 million in the six months ended June 30, 2016 due primarily to foreign exchange losses at our non-U.S. subsidiaries.

Income taxes as a percent of pretax earnings decreased to 27.7% in the six months ended June 30, 2017 as compared to 30.0% in the six months ended June 30, 2016 due primarily to a discrete benefit related to the resolution of a tax matter in the first quarter of 2017 as well as an increase in excess tax benefits related to equity compensation in the current year, partially offset by a higher mix of domestic pretax income. We expect the effective tax rate for 2017 to be between 29% and 30%.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and six months ended June 30, 2017 and 2016 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Cash provided by/(used in):	2017	2016	2017	2016
Operating activities	$171.9	$169.7	$550.1	$376.8
Investing activities	(40.7)	(19.2)	(62.1)	(293.2)
Financing activities	(221.3)	(41.8)	(618.4)	(232.0)

Operating activities - Net cash provided by operating activities increased by 1% to $172 million in the second quarter of 2017 as compared to $170 million in the second quarter of 2016 due primarily to higher net income net of non-cash charges, largely offset by increases in receivables and inventory balances during the second quarter of 2017, and the timing of interest payments. Net cash provided by operating activities increased by 46% to $550 million in the six months ended June 30, 2017 as compared to $377 million in the six months ended June 30, 2016 due primarily to higher deferred revenue balances due to an increased percentage of revenue from software and other subscription based products, improved receivables collections and higher net income net of non-cash charges, offset in part by an income tax payment made in the first quarter of 2016 related to the gain on the sale of the Abel Pumps business in the fourth quarter of 2015.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the three and six months ended June 30, 2017 and 2016. Cash received from investing activities during the three and six months ended June 30, 2017 was primarily proceeds from the sale of a product line in our Energy Systems & Controls segment.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends in the three and six months ended June 30, 2017 and 2016. Cash provided by financing activities in the three and six months ended June 30, 2017 was primarily from stock option proceeds. Net debt payments were $570 million in the six months ended June 30, 2017 as compared to net debt payments of $180 million in the six months ended June 30, 2016.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents increased during the three and six months ended June 30, 2017 by $22.8 million and $36.5 million, respectively, due primarily to the strengthening of functional currencies of our European and Canadian subsidiaries against the U.S. dollar, as compared to a decrease during the three and six months ended June 30, 2016 of $9.4 million and $7.8 million, respectively, due primarily to the weakening of the functional currency of our United Kingdom subsidiaries.

Total debt at June 30, 2017 consisted of the following (amounts in thousands):

$400 million 1.850% senior notes due 2017	$400,000
$800 million 2.050% senior notes due 2018	800,000
$500 million 6.250% senior notes due 2019	500,000
$600 million 3.000% senior notes due 2020	600,000
$500 million 2.800% senior notes due 2021	500,000
$500 million 3.125% senior notes due 2022	500,000
$300 million 3.850% senior notes due 2025	300,000
$700 million 3.800% senior notes due 2026	700,000
Unsecured credit facility	1,360,000
Deferred finance costs	(20,508)
Other	2,908
Total debt, net of deferred finance costs	5,642,400
Less current portion	401,297
Long-term debt, net of deferred finance costs	$5,241,103

The interest rate on borrowings under our $2.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2017, there were $1.36 billion outstanding borrowings under the unsecured credit facility. At June 30, 2017, we had $2.9 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $76 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at June 30, 2017 totaled $622 million. Repatriation of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes. We generally consider this cash to be permanently reinvested. We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2017.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $59 million at June 30, 2017 compared to negative $25 million at December 31, 2016, reflecting a decrease in working capital due primarily to decreased accounts receivable balances and increased deferred revenues, offset in part by an increase in inventories and tax prepayments. Total debt was $5.64 billion at June 30, 2017 as compared to $6.21 billion at December 31, 2016 due primarily to the use of operating cash flows to pay down outstanding debt under our unsecured credit facility. Our leverage is shown in the following table (in thousands):

	June 30, 2017	December 31, 2016
Total debt	$5,642,400	$6,209,536
Cash	(663,344)	(757,200)
Net debt	4,979,056	5,452,336
Stockholders' equity	6,200,486	5,788,865
Total net capital	$11,179,542	$11,241,201

Net debt / total net capital	44.5%	48.5%

Capital expenditures were $25 million for the six months ended June 30, 2017 as compared to $18 million for the six months ended June 30, 2016. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of sales.

There have been no significant changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, the proceeds from the issuance of new debt or equity securities or any combination of these methods.

We anticipate that our recently acquired companies as well as our other companies will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of borrowings under our unsecured credit facility. However, the rate at which we can reduce debt during 2017 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions and the financial performance of our existing companies. None of these factors can be predicted with certainty.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report. There were no material changes during the six months ended June 30, 2017.

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

Information pertaining to legal proceedings can be found in Note 9 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 1A.	Risk Factors

For information regarding factors that could affect our business, financial condition and results of operations, see the risk factors discussion in Item 1A of our Annual Report. See also "Information About Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	August 7, 2017
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Crisci	Vice President and Chief Financial Officer	August 7, 2017
Robert Crisci	(Principal Financial Officer)

/s/ Jason Conley	Vice President and Controller	August 7, 2017
Jason Conley	(Principal Accounting Officer)

EXHIBIT INDEX
TO REPORT ON FORM 10-Q

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.