Form 10-Q
period 2017-09-30
ROPER TECHNOLOGIES INC
filed 2017-11-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.

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

☑ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☑ No
The number of shares outstanding of the Registrant's common stock as of October 27, 2017 was 102,362,184.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenues	$1,159,912	$945,144	$3,380,888	$2,779,125
Cost of sales	433,492	366,651	1,281,204	1,073,593
Gross profit	726,420	578,493	2,099,684	1,705,532

Selling, general and administrative expenses	415,673	311,103	1,236,423	940,073
Income from operations	310,747	267,390	863,261	765,459

Interest expense, net	45,523	26,800	137,201	81,076
Other income/(expense), net	(659)	(534)	5,263	(1,997)

Earnings before income taxes	264,565	240,056	731,323	682,386

Income taxes	74,292	72,977	203,423	205,822

Net earnings	$190,273	$167,079	$527,900	$476,564

Net earnings per share:
Basic	$1.86	$1.65	$5.17	$4.71
Diluted	$1.84	$1.63	$5.11	$4.65

Weighted average common shares outstanding:
Basic	102,303	101,372	102,091	101,231
Diluted	103,680	102,522	103,397	102,424

Dividends declared per common share	$0.35	$0.30	$1.05	$0.90

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings	$190,273	$167,079	$527,900	$476,564

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	67,535	9,054	147,462	(35,673)
Total other comprehensive income/(loss), net of tax	67,535	9,054	147,462	(35,673)

Comprehensive income	$257,808	$176,133	$675,362	$440,891

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2017	December 31, 2016
ASSETS:

Cash and cash equivalents	$605,616	$757,200
Accounts receivable, net	603,874	619,854
Inventories, net	209,306	181,952
Unbilled receivables	157,852	129,965
Other current assets	115,408	87,530
Total current assets	1,692,056	1,776,501

Property, plant and equipment, net	141,279	141,318
Goodwill	8,793,956	8,647,142
Other intangible assets, net	3,502,687	3,655,843
Deferred taxes	32,459	30,620
Other assets	84,236	73,503

Total assets	$14,246,673	$14,324,927

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$163,719	$152,067
Accrued compensation	168,931	161,730
Deferred revenue	534,562	488,399
Other accrued liabilities	261,457	219,339
Income taxes payable	46,575	22,762
Current portion of long-term debt, net	401,534	400,975
Total current liabilities	1,576,778	1,445,272

Long-term debt, net of current portion	4,932,721	5,808,561
Deferred taxes	1,163,371	1,178,205
Other liabilities	114,819	104,024
Total liabilities	7,787,689	8,536,062

Commitments and contingencies (Note 9)

Common stock	1,043	1,036
Additional paid-in capital	1,591,039	1,489,067
Retained earnings	5,062,926	4,642,402
Accumulated other comprehensive loss	(177,277)	(324,739)
Treasury stock	(18,747)	(18,901)
Total stockholders' equity	6,458,984	5,788,865

Total liabilities and stockholders' equity	$14,246,673	$14,324,927

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$527,900	$476,564
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	36,776	27,954
Amortization of intangible assets	221,518	149,149
Amortization of deferred financing costs	5,463	4,080
Non-cash stock compensation	67,598	60,480
Gain on sale of assets	(9,393)	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	30,074	(1,660)
Unbilled receivables	(27,186)	3,684
Inventories	(19,577)	(5,916)
Accounts payable and accrued liabilities	48,276	17,273
Deferred revenue	50,554	19,692
Income taxes	(48,370)	(52,728)
Other, net	(17,900)	(5,199)
Cash provided by operating activities	865,733	693,373

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(88,070)	(277,587)
Capital expenditures	(35,898)	(26,933)
Capitalized software expenditures	(8,043)	(1,528)
Proceeds from sale of assets	10,614	866
Other, net	(6,932)	1,564
Cash used in investing activities	(128,329)	(303,618)

Cash flows from financing activities:
Payments under revolving line of credit, net	(880,000)	(180,000)
Principal payments on convertible notes	—	(4,010)
Cash premiums paid on convertible note conversions	—	(13,308)
Cash dividends to stockholders	(106,480)	(90,632)
Proceeds from stock-based compensation, net	32,932	13,895
Treasury stock sales	3,194	2,576
Other	179	(7,816)
Cash used in financing activities	(950,175)	(279,295)

Effect of foreign currency exchange rate changes on cash	61,187	(6,701)

Net (decrease)/increase in cash and cash equivalents	(151,584)	103,759

Cash and cash equivalents, beginning of period	757,200	778,511

Cash and cash equivalents, end of period	$605,616	$882,270

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balances at December 31, 2016	$1,036	$1,489,067	$4,642,402	$(324,739)	$(18,901)	$5,788,865

Net earnings	—	—	527,900	—	—	527,900
Stock option exercises	4	40,397	—	—	—	40,401
Treasury stock sold	—	3,040	—	—	154	3,194
Currency translation adjustments	—	—	—	147,462	—	147,462
Stock based compensation	—	66,010	—	—	—	66,010
Restricted stock activity	3	(7,475)	—	—	—	(7,472)
Dividends declared	—	—	(107,376)	—	—	(107,376)
Balances at September 30, 2017	$1,043	$1,591,039	$5,062,926	$(177,277)	$(18,747)	$6,458,984

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2017

1.    Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper" or the "Company") for all periods presented. The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K ("Annual Report") filed on February 27, 2017 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In May 2014, the FASB issued updates on accounting and disclosures for revenue from contracts with customers. These updates, effective for annual reporting periods after December 15, 2017, create a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method is permitted. The Company has elected to adopt using the modified retrospective transition method. The Company has substantially completed its assessment to identify differences between the existing standard and new standard on its customer contracts. Based on this assessment, the Company expects the impact of the new standard is due primarily to the acceleration of recognition of revenues and associated costs for certain of our software license contracts. Under existing guidance, these contracts are recognized ratably over the contractual term of post-contract support services in the event vendor-specific objective evidence is unavailable. The new standard requires recognition at once upon the transfer of control of the software license. The Company estimates the opening balance sheet adjustment as of January 1, 2018 under the modified retrospective transition method will be less than 1% of the Company's 2017 annual revenues, prior to the effects of income taxes. The FASB has issued, and may issue in the future, interpretive guidance which may cause the evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic shares outstanding	102,303	101,372	102,091	101,231
Effect of potential common stock:
Common stock awards	1,377	1,112	1,306	1,131
Senior subordinated convertible notes	—	38	—	62
Diluted shares outstanding	103,680	102,522	103,397	102,424

For the three and nine months ended September 30, 2017, there were 475,098 and 487,298 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1,063,100 and 1,066,100 outstanding stock options that would have been antidilutive in the respective 2016 periods.

4.    Business Acquisitions and Divestitures

Roper completed three business acquisitions in the nine months ended September 30, 2017, with an aggregate purchase price of $87 million. The results of operations of the acquired businesses did not have a material impact on Roper's consolidated results of operations.

Acquisition of Phase Technology - On June 21, 2017, Roper acquired the assets of Phase Technology, a business engaged in the design, manufacture, marketing and sales of test instruments. Phase Technology is reported in the Energy Systems & Controls segment.

Acquisition of Handshake Software, Inc. - On August 4, 2017, Roper acquired 100% of the shares of Handshake Software, Inc., a provider of search products, portals and services for legal professionals. Handshake Software is reported in the RF Technology segment.

Acquisition of Workbook Software A/S - On September 15, 2017, Roper acquired 100% of the shares of Workbook Software A/S, a provider of software solutions for customer relationship management, project management and finance/accounting. Workbook Software is reported in the RF Technology segment.

The Company recorded $58 million in goodwill and $36 million of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final tax-related adjustments. The amortizable intangible assets include customer relationships of $24 million (15 year weighted average useful life) and technology of $8 million (7 year weighted average useful life).

On October 4, 2017, three wholly owned subsidiaries of Roper entered into an agreement to acquire all of the outstanding shares of Onvia, Inc. ("Onvia") common stock for $9.00 per share in an all-cash tender offer for a total transaction value of approximately $70 million. Onvia provides enterprise, mid-market and small business customers with sales lead generation technologies into federal, state and local government markets. The acquisition will be funded with cash on hand and Roper expects the transaction to close in the fourth quarter of 2017.

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

The following table provides information regarding the Company's stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock-based compensation	$23,734	$21,388	$67,598	$60,480
Tax effect recognized in net income	8,307	7,486	23,659	21,168

Stock Options - In the nine months ended September 30, 2017, 592,798 options were granted with a weighted average fair value of $40.67 per option. During the same period in 2016, 633,000 options were granted with a weighted average fair value of $34.45 per option. All options were issued at grant date fair value, which is defined by both the 2016 Plan and the 2006 Plan as the closing price of Roper's common stock on the date of grant.

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

	Nine months ended September 30,
	2017	2016
Risk-free interest rate (%)	2.03	1.38
Expected option life (years)	5.26	5.20
Expected volatility (%)	18.76	21.63
Expected dividend yield (%)	0.67	0.70

Cash received from option exercises for the nine months ended September 30, 2017 and 2016 was $40.4 million and $15.9 million, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2017, 389,117 restricted stock awards were granted with a weighted average grant date fair value of $203.02 per restricted share. During the same period in 2016, 395,980 restricted stock awards were granted with a weighted average grant date fair value of $169.03 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2017, 138,140 restricted awards vested with a weighted average grant date fair value of $143.29 per restricted share and a weighted average vest date fair value of $215.77 per restricted share.

Employee Stock Purchase Plan - Roper's stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper's common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

During the nine months ended September 30, 2017 and 2016, participants in the employee stock purchase plan purchased 15,511 and 15,076 shares, respectively, of Roper's common stock for total consideration of $3.19 million and $2.58 million, respectively. All shares were purchased from Roper's treasury shares.

6.    Inventories

The components of inventory were as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and supplies	$131,817	$113,632
Work in process	29,172	24,290
Finished products	87,561	81,263
Inventory reserves	(39,244)	(37,233)
	$209,306	$181,952

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows (in thousands):

	RF Technology	Medical & Scientific Imaging	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2016	$4,687,670	$3,185,071	$363,978	$410,423	$8,647,142
Additions	38,349	—	—	19,169	57,518
Other	22,385	3,264	—	—	25,649
Currency translation adjustments	20,528	19,922	13,656	9,541	63,647
Balances at September 30, 2017	$4,768,932	$3,208,257	$377,634	$439,133	$8,793,956

Other relates primarily to tax purchase accounting and working capital adjustments for 2016 acquisitions.

Other intangible assets were comprised of (in thousands):

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,272,081	$(712,718)	$2,559,363
Unpatented technology	462,152	(144,025)	318,127
Software	184,761	(56,882)	127,879
Patents and other protective rights	24,656	(20,399)	4,257
Trade names	6,591	(653)	5,938
Assets not subject to amortization:
Trade names	578,279	—	578,279
In process research and development	62,000	—	62,000
Balances at December 31, 2016	$4,590,520	$(934,677)	$3,655,843
Assets subject to amortization:
Customer related intangibles	$3,313,342	$(863,741)	$2,449,601
Unpatented technology	539,892	(193,223)	346,669
Software	185,305	(77,894)	107,411
Patents and other protective rights	26,034	(22,007)	4,027
Trade names	6,638	(1,466)	5,172
Assets not subject to amortization:
Trade names	588,349	—	588,349
In process research and development	1,458	—	1,458
Balances at September 30, 2017	$4,661,018	$(1,158,331)	$3,502,687

Amortization expense of other intangible assets was $220,683 and $147,773 during the nine months ended September 30, 2017 and 2016, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2017. The Company will perform the annual analysis during the fourth quarter of 2017.

8.    Fair Value of Financial Instruments

Roper's debt at September 30, 2017 included $4.3 billion of fixed-rate senior notes with the following fair values (in millions):

$400 million 1.850% senior notes due 2017	$400
$800 million 2.050% senior notes due 2018	802
$500 million 6.250% senior notes due 2019	539
$600 million 3.000% senior notes due 2020	612
$500 million 2.800% senior notes due 2021	504
$500 million 3.125% senior notes due 2022	513
$300 million 3.850% senior notes due 2025	311
$700 million 3.800% senior notes due 2026	723

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2017 is presented below (in thousands):

Balances at December 31, 2016	$10,548
Additions charged to costs and expenses	9,418
Deductions	(8,941)
Other	149
Balances at September 30, 2017	$11,174

10.    Business Segments

Revenues and operating profit by industry segment are set forth in the following table (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues
RF Technology	$480,572	$303,565	58.3%	$1,370,688	$872,536	57.1%
Medical & Scientific Imaging	343,639	338,027	1.7%	1,042,638	1,010,826	3.1%
Industrial Technology	200,442	178,317	12.4%	576,713	528,179	9.2%
Energy Systems & Controls	135,259	125,235	8.0%	390,849	367,584	6.3%
Total	$1,159,912	$945,144	22.7%	$3,380,888	$2,779,125	21.7%
Gross profit:
RF Technology	$298,883	$169,123	76.7%	$830,096	$492,493	68.5%
Medical & Scientific Imaging	247,138	247,432	(0.1)%	753,096	740,725	1.7%
Industrial Technology	102,092	90,950	12.3%	293,410	266,679	10.0%
Energy Systems & Controls	78,307	70,988	10.3%	223,082	205,635	8.5%
Total	$726,420	$578,493	25.6%	$2,099,684	$1,705,532	23.1%
Operating profit*:
RF Technology	$134,148	$94,785	41.5%	$342,690	$272,905	25.6%
Medical & Scientific Imaging	115,506	118,979	(2.9)%	356,614	347,706	2.6%
Industrial Technology	62,255	52,800	17.9%	174,117	150,850	15.4%
Energy Systems & Controls	36,351	31,777	14.4%	99,454	83,728	18.8%
Total	$348,260	$298,341	16.7%	$972,875	$855,189	13.8%
Long-lived assets:
RF Technology	$81,863	$30,984	164.2%
Medical & Scientific Imaging	43,858	38,793	13.1%
Industrial Technology	32,198	35,584	(9.5)%
Energy Systems & Controls	9,461	10,720	(11.7)%
Total	$167,380	$116,081	44.2%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $37,513 and $30,951 for the three months ended September 30, 2017 and 2016, respectively, and $109,614 and $89,730 for the nine months ended September 30, 2017 and 2016, respectively.

ITEM 2.	MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report")  as filed on February 27, 2017 with the U.S. Securities and Exchange Commission ("SEC") and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

•	general economic conditions;

•	difficulty making acquisitions and successfully integrating acquired businesses;

•	any unforeseen liabilities associated with future acquisitions;

•	limitations on our business imposed by our indebtedness;

•	unfavorable changes in foreign exchange rates;

•	difficulties associated with exports;

•	risks and costs associated with our international sales and operations;

•	rising interest rates;

•	product liability and insurance risks;

•	increased warranty exposure;

•	future competition;

•	the cyclical nature of some of our markets;

•	reduction of business with large customers;

•	risks associated with government contracts;

•	changes in the supply of, or price for, labor, raw materials, parts and components;

•	environmental compliance costs and liabilities;

•	risks and costs associated with asbestos-related litigation;

•	potential write-offs of our substantial goodwill and other intangible assets;

•	our ability to successfully develop new products;

•	failure to protect our intellectual property;

•	the effect of, or change in, government regulations (including tax);

•	economic disruption caused by terrorist attacks, including cybersecurity threats, health crises or other unforeseen events; and

•	the factors discussed in other reports filed with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of these statements in light of new information or future events.

Overview

Roper Technologies, Inc. ("Roper," "we," "us" or "our") is a diversified technology company. We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets, including healthcare, transportation, commercial construction, food, energy, water, education and academic research.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenues:
RF Technology	$480,572	$303,565	$1,370,688	$872,536
Medical & Scientific Imaging	343,639	338,027	1,042,638	1,010,826
Industrial Technology	200,442	178,317	576,713	528,179
Energy Systems & Controls	135,259	125,235	390,849	367,584
Total	$1,159,912	$945,144	$3,380,888	$2,779,125
Gross margin:
RF Technology	62.2%	55.7%	60.6%	56.4%
Medical & Scientific Imaging	71.9	73.2	72.2	73.3
Industrial Technology	50.9	51.0	50.9	50.5
Energy Systems & Controls	57.9	56.7	57.1	55.9
Total	62.6	61.2	62.1	61.4
Selling, general & administrative expenses:
RF Technology	34.3%	24.5%	35.6%	25.2%
Medical & Scientific Imaging	38.3	38.0	38.0	38.9
Industrial Technology	19.9	21.4	20.7	21.9
Energy Systems & Controls	31.0	31.3	31.6	33.2
Total	32.6	29.6	33.3	30.6
Segment operating margin:
RF Technology	27.9%	31.2%	25.0%	31.3%
Medical & Scientific Imaging	33.6	35.2	34.2	34.4
Industrial Technology	31.1	29.6	30.2	28.6
Energy Systems & Controls	26.9	25.4	25.4	22.8
Total	30.0	31.6	28.8	30.8
Corporate administrative expenses	(3.2)	(3.3)	(3.2)	(3.2)
	26.8	28.3	25.5	27.5
Interest expense, net	(3.9)	(2.8)	(4.1)	(2.9)
Other income/(expense), net	(0.1)	(0.1)	0.2	(0.1)
Earnings before income taxes	22.8	25.4	21.6	24.6
Income taxes	(6.4)	(7.7)	(6.0)	(7.4)
Net earnings	16.4%	17.7%	15.6%	17.1%

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Net revenues for the three months ended September 30, 2017 increased by 23% as compared to the three months ended September 30, 2016. The increase was the result of a net effect of 17% from acquisitions and divestitures, organic growth of 5% and foreign exchange benefit of 1%.

In our RF Technology segment, revenues were $481 million in the third quarter of 2017 as compared to $304 million in the third quarter of 2016, an increase of 58%. Acquisitions accounted for 54% and organic revenue increased by 5%. The increase in organic revenues was due primarily to growth in our software businesses and increased revenues from tolling projects. Gross margin increased to 62.2% in the third quarter of 2017 as compared to 55.7% in the third quarter of 2016 due to an increased percentage of revenues at our software businesses which have higher gross margins. Selling, general and administrative ("SG&A") expenses as a percentage of revenues in the third quarter of 2017 increased to 34.3% as compared to 24.5% in the third quarter of 2016 due to recently acquired software businesses with a higher SG&A expense structure, which includes amortization of acquired intangibles. The resulting operating margin was 27.9% in the third quarter of 2017 as compared to 31.2% in the third quarter of 2016.

Our Medical & Scientific Imaging segment revenues increased by 2% to $344 million in the third quarter of 2017 as compared to $338 million in the third quarter of 2016. Organic revenues increased by 1% due to growth in our alternate site healthcare businesses and several of our medical products businesses, partially offset by declines in our scientific imaging businesses. Gross margin decreased to 71.9% in the third quarter of 2017 as compared to 73.2% in the third quarter of 2016, due primarily to unfavorable sales mix at both our software and medical products businesses. SG&A expenses as a percentage of revenues increased to 38.3% in the third quarter of 2017 as compared to 38.0% in the third quarter of 2016 due primarily to increased software development and selling expenses at our software businesses. As a result, operating margin was 33.6% in the third quarter of 2017 as compared to 35.2% in the third quarter of 2016.

Our Industrial Technology segment revenues increased by 12% to $200 million in the third quarter of 2017 as compared to $178 million in the third quarter of 2016. Organic revenues increased by 12% and the foreign exchange benefit was 1%. The increase in revenues was due primarily to our fluid handling and water meter technology businesses. Gross margin was effectively consistent at 50.9% in the third quarter of 2017 as compared to 51.0% in the third quarter of 2016 due to a consistent sales mix. SG&A expenses as a percentage of revenues decreased to 19.9% in the third quarter of 2017 as compared to 21.4% in the third quarter of 2016 due to operating leverage on higher revenues. The resulting operating margin was 31.1% in the third quarter of 2017 as compared to 29.6% in the third quarter of 2016.

Our Energy Systems & Controls segment revenues increased by 8% to $135 million in the third quarter of 2017 compared to $125 million in the third quarter of 2016. Organic revenues increased by 6%, acquisitions contributed 1% and the foreign exchange benefit was 1%. The increase in organic revenues was due primarily to growth in our pressure sensors and valves businesses serving energy markets as well as businesses serving industrial end markets. Gross margin increased to 57.9% in the third quarter of 2017 as compared to 56.7% in the third quarter of 2016 and SG&A expenses as a percentage of revenues decreased to 31.0% in the third quarter of 2017 as compared to 31.3% in the third quarter of 2016, both of which were due to operating leverage on higher revenues. As a result, operating margin was 26.9% in the third quarter of 2017 as compared to 25.4% in the third quarter of 2016.

Corporate expenses increased to $37.5 million, or 3.2% of revenues, in the third quarter of 2017 as compared to $31.0 million, or 3.3% of revenues, in the third quarter of 2016. The dollar increase was due primarily to increased incentive and equity compensation and increased professional services.

Net interest expense was $45.5 million for the third quarter of 2017 as compared to $26.8 million for the third quarter of 2016 due to higher weighted average debt balances in the current quarter.

Other expense, net, of $0.7 million for the third quarter of 2017 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other expense, net, of $0.5 million for the third quarter of 2016 was due primarily to a non-cash charge of $0.9 million related to the early termination of our prior credit facility partially offset by foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 28.1% in the third quarter of 2017 as compared to 30.4% in the third quarter of 2016. The rate was favorably impacted primarily due to a discrete tax benefit from the settlement of tax matters in the current quarter.

Order backlog was $1.59 billion at September 30, 2017 as compared to $1.12 billion at September 30, 2016, an increase of 42%. Acquisitions accounted for 33% and internal growth contributed 10%.

	Order backlog as of
	September 30,
	2017	2016
	(in thousands)
RF Technology	$956,264	$563,716
Medical & Scientific Imaging	441,508	396,620
Industrial Technology	98,541	69,020
Energy Systems & Controls	96,481	90,699
Total	$1,592,794	$1,120,055

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net revenues for the nine months ended September 30, 2017 increased by 22% as compared to the nine months ended September 30, 2016. The increase was the result of a net effect of 17% from acquisitions and divestitures, organic growth of 6% and a negative foreign exchange impact of less than 1%.

In our RF Technology segment, revenues were $1,371 million in the nine months ended September 30, 2017 as compared to $873 million in the nine months ended September 30, 2016, an increase of 57%. Acquisitions accounted for 52% and organic revenues increased by 5%. The growth in organic revenues was due primarily to increased sales from tolling projects as well as growth in our software businesses. Gross margin increased to 60.6% in the nine months ended September 30, 2017 as compared to 56.4% in the nine months ended September 30, 2016 due to increased percentage of revenues at our software businesses, which have a higher gross margin. SG&A expenses as a percentage of revenues in the nine months ended September 30, 2017 increased to 35.6% as compared to 25.2% in the prior year due primarily to an increased percentage of revenues at our software businesses, which have a higher SG&A expense structure, including amortization of acquired intangibles. The resulting operating margin was 25.0% in the nine months ended September 30, 2017 as compared to 31.3% in the nine months ended September 30, 2016.

Our Medical & Scientific Imaging segment revenues increased by 3% to $1,043 million in the nine months ended September 30, 2017 as compared to $1,011 million in the nine months ended September 30, 2016, all of which was attributable to organic growth. The growth in organic revenues was due primarily to increased sales in our medical businesses, led by Northern Digital, and our alternate site healthcare businesses. Gross margin decreased to 72.2% in the nine months ended September 30, 2017 as compared to 73.3% in the nine months ended September 30, 2016 due primarily to an unfavorable sales mix at both our software and medical products businesses. SG&A expenses as a percentage of revenues decreased to 38.0% in the nine months ended September 30, 2017 as compared to 38.9% for the nine months ended September 30, 2016 due primarily to operating leverage on higher revenues. As a result, operating margin was 34.2% in the nine months ended September 30, 2017 as compared to 34.4% in the nine months ended September 30, 2016.

Our Industrial Technology segment revenues increased by 9% to $577 million in the nine months ended September 30, 2017 as compared to $528 million in the nine months ended September 30, 2016, all of which was attributable to organic growth. The growth in organic revenues was due primarily to our fluid handling, water meter technology and materials testing businesses. Gross margin increased to 50.9% in the nine months ended September 30, 2017 as compared to 50.5% in the nine months ended September 30, 2016 and SG&A expenses as a percentage of revenues decreased to 20.7% in the nine months ended September 30, 2017 as compared to 21.9% in the nine months ended September 30, 2016, both of which were due to operating leverage on higher revenues. The resulting operating margin was 30.2% in the nine months ended September 30, 2017 as compared to 28.6% in the nine months ended September 30, 2016.

Our Energy Systems & Controls segment revenues increased by 6% to $391 million in the nine months ended September 30, 2017 as compared to $368 million in the nine months ended September 30, 2016. Organic revenues increased by 7% and the negative foreign exchange impact was 1%. The growth in organic revenues was due primarily to increased sales in our pressure sensors and valves businesses serving energy markets as well as businesses serving industrial end markets. Gross margin increased to 57.1% in the nine months ended September 30, 2017 as compared to 55.9% in the nine months ended September 30, 2016 and SG&A expenses as a percentage of revenues decreased to 31.6% in the nine months ended September 30, 2017 as compared to 33.2% in the nine months ended September 30, 2016, both of which were due to operating leverage on higher revenues. As a result, operating margin was 25.4% in the nine months ended September 30, 2017 as compared to 22.8% in the nine months ended September 30, 2016.

Corporate expenses increased to $109.6 million in the nine months ended September 30, 2017 as compared to $89.7 million in the nine months ended September 30, 2016, which were consistent as a percentage of revenues at 3.2%. The dollar increase was due primarily to increased incentive and equity compensation and increased professional services.

Net interest expense was $137.2 million for the nine months ended September 30, 2017 as compared to $81.1 million for the nine months ended September 30, 2016 due to higher weighted average debt balances in the current year.

Other income, net, of $5.3 million for the nine months ended September 30, 2017 was composed primarily of a $9.4 million gain on sale of a product line in our Energy Systems & Controls segment, offset in part by foreign exchange losses at our non-U.S. subsidiaries. Other expense, net, was $2.0 million for the nine months ended September 30, 2016 due primarily to foreign exchange losses at our non-U.S. subsidiaries and to a non-cash charge of $0.9 million related to the early termination of our prior credit facility.

Income taxes as a percent of pretax earnings decreased to 27.8% in the nine months ended September 30, 2017 as compared to 30.2% in the nine months ended September 30, 2016 due primarily to discrete tax benefits from settlements of tax matters and an increase in excess tax benefits related to equity compensation in the current year. We expect the effective tax rate for 2017 to be between 28% and 29%.

Financial Condition, Liquidity and Capital Resources

Selected cash flows for the three and nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Cash provided by/(used in):	2017	2016	2017	2016
Operating activities	$315.6	$316.5	$865.7	$693.4
Investing activities	(66.3)	(10.4)	(128.3)	(303.6)
Financing activities	(331.8)	(47.3)	(950.2)	(279.3)

Operating activities - Net cash provided by operating activities decreased by 0.3% to $316 million in the third quarter of 2017 as compared to $317 million in the third quarter of 2016 due primarily to increases in accounts receivable, unbilled receivables and higher income tax payments, largely offset by higher net income net of non-cash charges, higher deferred revenue balances and the timing of interest payments. Net cash provided by operating activities increased by 24.9% to $866 million in the nine months ended September 30, 2017 as compared to $693 million in the nine months ended September 30, 2016 due primarily to higher net income net of non-cash charges, higher deferred revenue balances due to an increased percentage of revenue from software and other subscription based products and improved collections on accounts receivable, offset in part by higher unbilled receivables associated with our project-based businesses, higher prepaid asset balances and increased inventories.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the three and nine months ended September 30, 2017 and 2016. Cash received from investing activities during the nine months ended September 30, 2017 was primarily proceeds from the sale of a product line in our Energy Systems & Controls segment.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends during the three and nine months ended September 30, 2017 and 2016. Net debt repayments on the unsecured credit facility were $880 million in the nine months ended September 30, 2017 as compared to net debt repayments of $180 million in the nine months ended September 30, 2016.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents increased during the three and nine months ended September 30, 2017 by $24.7 million and $61.2 million, respectively, due primarily to the strengthening of functional currencies of our European and Canadian subsidiaries against the U.S. dollar, as compared to an increase and a decrease during the three and nine months ended September 30, 2016 of $1.1 million and $6.7 million, respectively. The increase for the three months ended September 30, 2016 was due primarily to the strengthening of the Euro against the U.S. dollar, while the decrease for the nine months ended September 30, 2016 was due primarily to the weakening of the British Pound against the U.S. dollar, offset in part by the strengthening of the Euro and Canadian dollar against the U.S. dollar.

Total debt at September 30, 2017 consisted of the following (amounts in thousands):

$400 million 1.850% senior notes due 2017	$400,000
$800 million 2.050% senior notes due 2018	800,000
$500 million 6.250% senior notes due 2019	500,000
$600 million 3.000% senior notes due 2020	600,000
$500 million 2.800% senior notes due 2021	500,000
$500 million 3.125% senior notes due 2022	500,000
$300 million 3.850% senior notes due 2025	300,000
$700 million 3.800% senior notes due 2026	700,000
Unsecured credit facility	1,050,000
Deferred finance costs	(19,023)
Other	3,278
Total debt, net of deferred finance costs	5,334,255
Less current portion	401,534
Long-term debt, net of deferred finance costs	$4,932,721

The interest rate on borrowings under our $2.5 billion unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2017, there were $1,050 million outstanding borrowings under the unsecured credit facility. At September 30, 2017, we had $3.3 million of other debt in the form of capital leases and several smaller facilities that allow for borrowings or the issuance of letters of credit in various foreign locations to support our non-U.S. businesses and $76 million of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at September 30, 2017 totaled $572 million. Repatriation of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes. We generally consider this cash to be permanently reinvested. We expect existing cash and cash equivalents, cash generated by our U.S. operations, our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2017.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $89 million at September 30, 2017 compared to negative $25 million at December 31, 2016, reflecting a decrease in working capital due primarily to increased deferred revenues and other accrued liabilities, offset in part primarily by an increase in unbilled receivables and inventories. Total debt was $5.33 billion at September 30, 2017 as compared to $6.21 billion at December 31, 2016 due primarily to the use of operating cash flows to pay down outstanding debt under our unsecured credit facility. Our leverage is shown in the following table (in thousands):

	September 30, 2017	December 31, 2016
Total debt	$5,334,255	$6,209,536
Cash	(605,616)	(757,200)
Net debt	4,728,639	5,452,336
Stockholders' equity	6,458,984	5,788,865
Total net capital	$11,187,623	$11,241,201

Net debt / total net capital	42.3%	48.5%

Capital expenditures were $36 million for the nine months ended September 30, 2017 as compared to $27 million for the nine months ended September 30, 2016. We expect capital expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no significant changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A - Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report. There were no material changes during the nine months ended September 30, 2017.

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

Roper Technologies, Inc.

/s/ Brian D. Jellison	Chairman of the Board, President,	November 6, 2017
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Crisci	Vice President and Chief Financial Officer	November 6, 2017
Robert Crisci	(Principal Financial Officer)

/s/ Jason Conley	Vice President and Controller	November 6, 2017
Jason Conley	(Principal Accounting Officer)