Form 10-Q
period 2018-03-31
ROPER TECHNOLOGIES INC
filed 2018-05-04
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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

☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☑ No
The number of shares outstanding of the Registrant's common stock as of April 27, 2018 was 103,160,340.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2018	2017
Net revenues	$1,202.5	$1,086.3
Cost of sales	452.0	418.7
Gross profit	750.5	667.6

Selling, general and administrative expenses	450.3	409.3
Income from operations	300.2	258.3

Interest expense, net	43.2	45.9
Other expense, net	(1.7)	(1.1)

Earnings before income taxes	255.3	211.3

Income taxes	44.0	53.2

Net earnings	$211.3	$158.1

Net earnings per share:
Basic	$2.05	$1.55
Diluted	$2.03	$1.53

Weighted average common shares outstanding:
Basic	102.9	101.9
Diluted	104.2	103.1

Dividends declared per common share	$0.4125	$0.3500

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2018	2017
Net earnings	$211.3	$158.1

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	57.8	30.4
Total other comprehensive income, net of tax	57.8	30.4

Comprehensive income	$269.1	$188.5

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2018	December 31, 2017
ASSETS:

Cash and cash equivalents	$366.2	$671.3
Accounts receivable, net	631.2	641.7
Inventories, net	216.7	204.9
Income taxes receivable	46.2	24.4
Unbilled receivables	157.6	143.6
Other current assets	84.1	73.5
Total current assets	1,502.0	1,759.4

Property, plant and equipment, net	140.9	142.5
Goodwill	8,869.9	8,820.3
Other intangible assets, net	3,437.7	3,475.2
Deferred taxes	31.4	30.7
Other assets	92.2	88.3

Total assets	$14,074.1	$14,316.4

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$171.1	$171.1
Accrued compensation	149.0	198.0
Deferred revenue	584.7	566.4
Other accrued liabilities	274.2	266.6
Income taxes payable	67.2	26.4
Current portion of long-term debt, net	801.3	800.9
Total current liabilities	2,047.5	2,029.4

Long-term debt, net of current portion	3,820.7	4,354.6
Deferred taxes	829.8	829.6
Other liabilities	220.6	239.2
Total liabilities	6,918.6	7,452.8

Commitments and contingencies (Note 9)

Common stock	1.0	1.0
Additional paid-in capital	1,653.9	1,602.9
Retained earnings	5,647.6	5,464.6
Accumulated other comprehensive loss	(128.4)	(186.2)
Treasury stock	(18.6)	(18.7)
Total stockholders' equity	7,155.5	6,863.6

Total liabilities and stockholders' equity	$14,074.1	$14,316.4

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$211.3	$158.1
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	12.6	12.4
Amortization of intangible assets	75.3	73.0
Amortization of deferred financing costs	1.6	1.8
Non-cash stock compensation	26.0	21.0
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	17.3	73.1
Unbilled receivables	(10.5)	(13.5)
Inventories	(9.0)	(7.9)
Accounts payable and accrued liabilities	(45.9)	(2.2)
Deferred revenue	26.3	34.3
Income taxes	(13.8)	39.0
Other, net	(9.5)	(10.9)
Cash provided by operating activities	281.7	378.2

Cash flows from investing activities:
Acquisitions of businesses	(38.9)	(2.8)
Capital expenditures	(9.7)	(14.9)
Capitalized software expenditures	(1.9)	(3.2)
Other, net	(1.0)	(0.4)
Cash used in investing activities	(51.5)	(21.3)

Cash flows from financing activities:
Payments under revolving line of credit, net	(535.0)	(370.0)
Cash dividends to stockholders	(42.1)	(35.4)
Proceeds from stock-based compensation, net	23.8	7.6
Treasury stock sales	1.6	1.0
Other	0.1	(0.3)
Cash used in financing activities	(551.6)	(397.1)

Effect of foreign currency exchange rate changes on cash	16.3	13.7

Net decrease in cash and cash equivalents	(305.1)	(26.5)

Cash and cash equivalents, beginning of period	671.3	757.2

Cash and cash equivalents, end of period	$366.2	$730.7

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balances at December 31, 2017	$1.0	$1,602.9	$5,464.6	$(186.2)	$(18.7)	$6,863.6

Adoption of ASC 606	—	—	14.3	—	—	14.3
Net earnings	—	—	211.3	—	—	211.3
Stock option exercises	—	29.1	—	—	—	29.1
Treasury stock sold	—	1.5	—	—	0.1	1.6
Currency translation adjustments	—	—	—	57.8	—	57.8
Stock-based compensation	—	25.7	—	—	—	25.7
Restricted stock activity	—	(5.3)	—	—	—	(5.3)
Dividends declared	—	—	(42.6)	—	—	(42.6)
Balances at March 31, 2018	$1.0	$1,653.9	$5,647.6	$(128.4)	$(18.6)	$7,155.5

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper," the "Company," "we," "our" or "us") for all periods presented. The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in the Company's 2017 Annual Report on Form 10-K ("Annual Report") filed on February 23, 2018 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Accounting Policies Update

The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), as of January 1, 2018 using the modified retrospective transition method. We recorded a net increase to opening retained earnings of $14.3 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was not material to the Company's results of operations for the three months ended March 31, 2018.

Our accounting policies are detailed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. Changes to our accounting policies as a result of adopting ASC 606 are as follows:

Revenue Recognition - The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method for all contracts not substantially completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC Topic 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the transfer of control of the Company's products and services to the customer. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and/or services. To achieve this principle, the Company applies the following five steps:

•	identify the contract with the customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue when or as the Company satisfies a performance obligation.

Disaggregated Revenue - We disaggregate our revenues into two categories: (i) software and related services; and (ii) engineered products and related services. Software and related services revenues are primarily derived from our RF Technology and Medical & Scientific Imaging reportable segments. Engineered products and related services revenues are derived from all of our reportable segments and comprise substantially all of the revenues generated in our Energy Systems & Controls and Industrial Technology reportable segments. See details in the table below.

Three months ended
March 31, 2018
Software and related services	$492.6
Engineered products and related services	709.9
Net revenues	$1,202.5

Software and related services

Software-as-a-Service ("SaaS") - SaaS subscriptions and ongoing related support are generally accounted for as a single performance obligation and recognized ratably over the contractual term. In addition, SaaS arrangements may include implementation services which are accounted for as a separate performance obligation and recognized over time, using the input method. Payment is generally required within 30 days of the commencement of the SaaS subscription period, which is primarily offered to customers over a one-year timeframe.

Licensed Software - Performance obligations in our customer contracts may include:

–	Perpetual or time-based ("term") software licenses

–	Post contract support (“PCS”)

–	Implementation/installation services

Software licenses may be combined with implementation/installation services as a single performance obligation if the implementation/installation significantly modifies or customizes the functionality of the software license.

We recognize revenue over time or at a point in time depending on our evaluation of when the customer obtains control over the promised products or services. For software arrangements that include multiple performance obligations, we allocate revenue to each performance obligation based on estimates of the price that we would charge the customer for each promised product or service if it were sold on a standalone basis.

Payment for software licenses is generally required within 30 to 60 days of the transfer of control. Payment for PCS is generally required within 30 to 60 days of the commencement of the service period, which is primarily offered to customers over a one-year timeframe. Payment for implementation/installation services that are recognized over time are typically commensurate with milestones defined in the contract.

Engineered products and related services

Revenue from product sales is recognized when control transfers to the customer, which is generally when the product is shipped.

Non-project-based installation and repair services are performed by certain of our businesses for which revenue is recognized upon completion.

Payment terms are generally 30 to 60 days from the transfer of control.

Preventative maintenance service revenues are recognized over time using the input method. If we determine our efforts or inputs are expended evenly throughout the performance period, we generally recognize revenue on a straight-line basis. Payment for preventative maintenance services are typically commensurate with milestones defined in the contract.

We offer customers return rights and other credits subject to certain restrictions. We estimate variable consideration generally based on historical experience to arrive at the transaction price, or the amount to which we ultimately expect to be entitled from the customer.

Revenues from our project-based businesses, including toll and traffic systems and control systems, are generally recognized over time using the input method, primarily utilizing the ratio of costs incurred to total estimated costs, as the measure of performance. For these projects, payment is typically commensurate with certain performance milestones defined in the contract. Retention and down payments are also customary in these contracts. Estimated losses on any projects are recognized as soon as such losses become probable and reasonably estimable. The impact on revenues due to changes in estimates was immaterial during the first quarter of 2018.

Accounts receivable, net - Accounts receivable, net includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that an account receivable is uncollectible.

Unbilled receivables - Our unbilled receivables include unbilled amounts typically resulting from sales under project-based contracts when the input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not solely due to the passage of time. Amounts may not exceed their net realizable value.

Payment terms do not contain a significant financing component.

Deferred revenues - We record deferred revenues when cash payments are received or due in advance of our performance. Our deferred revenues relate primarily to software and related services. In most cases we recognize these deferred revenues ratably over time as the SaaS or PCS performance obligation is satisfied. The non-current portion of deferred revenue is included in "Other liabilities" in our condensed consolidated balance sheets.

Our unbilled receivables and deferred revenues are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify these balances as current or non-current based on the timing of when we expect to recognize revenue.

Deferred commissions - Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in "Other current assets" and "Other assets," respectively, in our condensed consolidated balance sheets. At March 31, 2018 and January 1, 2018, we had $22.0 and $20.7 of deferred commissions, respectively. We recognized $4.9 of expense related to deferred commissions in the first quarter of 2018.

Remaining performance obligations - Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,721.7. The Company expects to recognize revenue on approximately 62% of the remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Financial Statement Impact of Applying ASC 606

The Company adopted ASC 606 using the modified retrospective transition method for all contracts not substantially completed as of the date of adoption. The cumulative impact of the adoption of ASC 606 to the consolidated balance sheet as of January 1, 2018 was as follows:

	As reported		Adjusted
	December 31,	Impact of	January 1,
	2017	ASC 606 Adoption	2018
ASSETS:
Unbilled receivables	$143.6	$2.8	$146.4
Other current assets	73.5	(1.0)	72.5
Other assets	88.3	3.2	91.5

LIABILITIES:
Deferred revenue	566.4	(13.5)	552.9
Deferred taxes	829.6	4.6	834.2
Other liabilities	239.2	(0.4)	238.8

STOCKHOLDERS' EQUITY:
Retained earnings	5,464.6	14.3	5,478.9

Deferred Revenue & Unbilled Receivables
Certain of Roper's businesses sell perpetual and term licenses of their software to customers in conjunction with other products and services, primarily PCS and implementation services. In some cases, under the previous revenue guidance, vendor-specific objective evidence ("VSOE") was unavailable for perpetual and term licenses and associated implementation services, and revenue recognition was deferred until all elements were delivered, all services had been performed, or until fair value could be objectively determined. The revenues associated with these licenses and implementation was generally deferred over the contractual term of the PCS services. Under ASC 606, VSOE is no longer a requirement for a deliverable in a multiple-element software arrangement to be considered a separate performance obligation. The reduction in deferred revenues as well as the increase in unbilled receivables is due primarily to the acceleration of revenue recognition associated with certain perpetual and term licenses and the associated implementation services as a result of the adoption of ASC 606.

Other Current Assets
The reduction in other current assets is due primarily to the recognition of previously deferred software licensing costs associated with the acceleration of revenue recognition associated with certain perpetual and term software licenses discussed above.

Other Assets
The increase in other assets is due primarily to the acceleration of revenue recognition for which we do not expect to bill customers within the next 12 months as well as deferred commissions previously expensed as incurred associated with our software sales. These deferred commissions are amortized on a straight-line basis over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission.

Income Taxes
The adoption of ASC 606 resulted in the acceleration of revenue recognition, which generated additional net deferred tax liabilities.

2.    Recent Accounting Pronouncements

The FASB establishes changes to accounting principles under GAAP in the form of accounting standards updates ("ASUs") to the ASC. The Company considers the applicability and impact of all ASUs. Any recent ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company's results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC 606, which created a single, comprehensive revenue recognition model for all contracts with customers. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 1 of the Condensed Consolidated Financial Statements for details.

In January 2017, the FASB issued an update simplifying the test for goodwill impairment. This update, effective on a prospective basis for goodwill impairment tests performed in fiscal years beginning after December 15, 2019, eliminates Step 2 from the goodwill impairment test. Under the amendments in the update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this update for its annual goodwill impairment testing during the fourth quarter of 2017. The update did not have an impact on the Company's results of operations, financial position or cash flows.

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

Recently Released Accounting Pronouncements

In February 2016, the FASB issued an update on lease accounting. This update, effective for annual reporting periods after December 15, 2018, including interim periods within those annual periods, provides amendments to current lease accounting. These amendments include the recognition of lease assets and lease liabilities on the balance sheet and disclosing other key information about leasing arrangements. Early adoption is permitted. We have not yet completed our assessment of the impact of the update on the Company’s consolidated financial statements. We are in the early stages of implementation and currently believe the primary impact upon the adoption of this update will be the recognition of a material right-of-use asset and an offsetting lease liability for our real estate leases.

3.    Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options based upon the trading price of Roper's common stock. The effects of potential common stock were determined using the treasury stock method. Weighted average shares outstanding are shown below:

	Three months ended March 31,
	2018	2017
Basic shares outstanding	102.9	101.9
Effect of potential common stock:
Common stock awards	1.3	1.2
Diluted shares outstanding	104.2	103.1

For the three months ended March 31, 2018, there were 0.634 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.662 outstanding stock options that would have been antidilutive for the three months ended March 31, 2017.

4.    Business Acquisitions

Roper completed two business acquisitions in the three months ended March 31, 2018, Quote Software and PlanSwift Software, for an aggregate purchase price of $38.7. Both businesses provide software solutions that support the development of cost estimates in the construction industry and are reported in the RF Technology segment. The results of operations of the acquired businesses did not have a material impact on Roper's condensed consolidated results of operations.

The Company recorded $18.3 in goodwill and $21.3 of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary. The amortizable intangible assets include customer relationships of $18.3 (16 year weighted average useful life) and technology of $3.0 (6 year weighted average useful life).

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan ("2016 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers and directors.

The following table provides information regarding the Company's stock-based compensation expense:

	Three months ended March 31,
	2018	2017
Stock-based compensation	$26.0	$21.0
Tax effect recognized in net earnings	5.5	7.4

Stock Options - In the three months ended March 31, 2018, 0.614 options were granted with a weighted average fair value of $57.39 per option. During the same period in 2017, 0.452 options were granted with a weighted average fair value of $40.17 per option. All options were issued at grant date fair value, which is defined by the 2016 Plan as the closing price of Roper's common stock on the date of grant.

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

	Three months ended March 31,
	2018	2017
Risk-free interest rate (%)	2.61	2.09
Expected option life (years)	5.32	5.27
Expected volatility (%)	18.00	18.87
Expected dividend yield (%)	0.59	0.69

Cash received from option exercises for the three months ended March 31, 2018 and 2017 was $29.1 and $12.9, respectively.

Restricted Stock Awards - During the three months ended March 31, 2018, 0.298 restricted stock awards were granted with a weighted average grant date fair value of $277.15 per restricted share. During the same period in 2017, 0.249 restricted stock awards were granted with a weighted average grant date fair value of $188.22 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2018, 0.081 restricted awards vested with a weighted average grant date fair value of $170.85 per restricted share and a weighted average vest date fair value of $277.17 per restricted share.

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

During both of the three months ended March 31, 2018 and 2017, participants in the employee stock purchase plan purchased 0.006 shares of Roper's common stock for total consideration of $1.6 and $1.0, respectively. All shares were purchased from Roper's treasury shares.

6.    Inventories

The components of inventory were as follows:

	March 31, 2018	December 31, 2017
Raw materials and supplies	$141.0	$132.9
Work in process	31.2	27.7
Finished products	84.1	82.4
Inventory reserves	(39.6)	(38.1)
	$216.7	$204.9

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	RF Technology	Medical & Scientific Imaging	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2017	$4,798.9	$3,205.9	$377.5	$438.0	$8,820.3
Additions	18.3	—	—	—	18.3
Other	(0.8)	—	—	—	(0.8)
Currency translation adjustments	13.4	9.3	6.2	3.2	32.1
Balances at March 31, 2018	$4,829.8	$3,215.2	$383.7	$441.2	$8,869.9

Other relates primarily to tax purchase accounting and working capital adjustments for 2017 acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,355.2	$(913.7)	$2,441.5
Unpatented technology	544.1	(207.7)	336.4
Software	184.7	(84.8)	99.9
Patents and other protective rights	26.1	(22.7)	3.4
Trade names	6.6	(1.7)	4.9
Assets not subject to amortization:
Trade names	587.7	—	587.7
In process research and development	1.4	—	1.4
Balances at December 31, 2017	$4,705.8	$(1,230.6)	$3,475.2
Assets subject to amortization:
Customer related intangibles	$3,373.6	$(955.8)	$2,417.8
Unpatented technology	470.5	(154.5)	316.0
Software	184.8	(81.3)	103.5
Patents and other protective rights	26.5	(22.6)	3.9
Trade names	6.9	(2.1)	4.8
Assets not subject to amortization:
Trade names	590.3	—	590.3
In process research and development	1.4	—	1.4
Balances at March 31, 2018	$4,654.0	$(1,216.3)	$3,437.7

Amortization expense of other intangible assets was $75.1 and $72.7 during the three months ended March 31, 2018 and 2017, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2018. The Company will perform the annual analysis during the fourth quarter of 2018.

8.    Fair Value of Financial Instruments

Roper's debt at March 31, 2018 included $3,900 of fixed-rate senior notes with the following fair values:

$800 million 2.050% senior notes due 2018	798
$500 million 6.250% senior notes due 2019	524
$600 million 3.000% senior notes due 2020	598
$500 million 2.800% senior notes due 2021	493
$500 million 3.125% senior notes due 2022	497
$300 million 3.850% senior notes due 2025	302
$700 million 3.800% senior notes due 2026	697

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

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2018 is presented below:

Balance at December 31, 2017	$10.6
Additions charged to costs and expenses	1.9
Deductions	(2.4)
Other	0.1
Balance at March 31, 2018	$10.2

10.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended March 31,
	2018	2017	Change
Net revenues
RF Technology	$481.6	$429.6	12.1%
Medical & Scientific Imaging	366.3	348.2	5.2%
Industrial Technology	216.1	183.4	17.8%
Energy Systems & Controls	138.5	125.1	10.8%
Total	$1,202.5	$1,086.3	10.7%
Gross profit:
RF Technology	$301.7	$251.5	20.0%
Medical & Scientific Imaging	261.0	251.9	3.6%
Industrial Technology	108.6	93.1	16.6%
Energy Systems & Controls	79.2	71.1	11.4%
Total	$750.5	$667.6	12.4%
Operating profit*:
RF Technology	$120.3	$89.0	35.2%
Medical & Scientific Imaging	120.7	119.8	0.7%
Industrial Technology	65.7	53.6	22.6%
Energy Systems & Controls	35.2	30.2	16.5%
Total	$341.9	$292.6	16.8%
Long-lived assets:
RF Technology	$88.9	$76.7	16.0%
Medical & Scientific Imaging	46.5	44.7	4.2%
Industrial Technology	30.3	34.1	(11.0)%
Energy Systems & Controls	10.4	9.5	8.5%
Total	$176.1	$165.0	6.8%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $41.7 and $34.3 for the three months ended March 31, 2018 and 2017, respectively.

11.    Contract Balances

Contract balances are set forth in the following table:

Balance Sheet Account	March 31, 2018	January 1, 2018	Change
Unbilled receivables - current & non-current (1)	$157.6	$149.1	$8.5
Contract liabilities - current (2)	(631.1)	(605.5)	(25.6)
Deferred revenue - non-current	(31.1)	(31.8)	0.7
Net contract assets/(liabilities)	$(504.6)	$(488.2)	$(16.4)
(1) Non-current unbilled receivables are reported in "Other assets" in our condensed consolidated balance sheets.
(2) Consists of "Deferred revenue", billings in-excess of revenues ("BIE") and customer deposits. BIE and customer deposits are reported in "Other accrued liabilities" in our condensed consolidated balance sheets.

The change in our net contract assets/(liabilities) from January 1, 2018 to March 31, 2018 was due primarily to the timing of payments and invoicing relating to SaaS and PCS renewals, partially offset by revenues recognized of $276.4 related to our contract liability balances at January 1, 2018.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue, BIE or customer deposit balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the first quarter of 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report") as filed on February 23, 2018 with the U.S. Securities and Exchange Commission ("SEC") and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions

General

The following table sets forth selected information for the periods indicated. Percentages are the particular line item shown as a percentage of net revenues. Percentages may not foot due to rounding.

	Three months ended March 31,
	2018	2017
Net revenues:
RF Technology	$481.6	$429.6
Medical & Scientific Imaging	366.3	348.2
Industrial Technology	216.1	183.4
Energy Systems & Controls	138.5	125.1
Total	$1,202.5	$1,086.3
Gross margin:
RF Technology	62.7%	58.5%
Medical & Scientific Imaging	71.3	72.3
Industrial Technology	50.2	50.8
Energy Systems & Controls	57.1	56.8
Total	62.4	61.5
Selling, general & administrative expenses:
RF Technology	37.7%	37.8%
Medical & Scientific Imaging	38.3	37.9
Industrial Technology	19.8	21.6
Energy Systems & Controls	31.7	32.6
Total	34.0	34.5
Segment operating margin:
RF Technology	25.0%	20.7%
Medical & Scientific Imaging	32.9	34.4
Industrial Technology	30.4	29.2
Energy Systems & Controls	25.4	24.2
Total	28.4	26.9
Corporate administrative expenses	(3.5)	(3.2)
	25.0	23.8
Interest expense, net	(3.6)	(4.2)
Other income/(expense), net	(0.1)	(0.1)
Earnings before income taxes	21.2	19.5
Income taxes	(3.7)	(4.9)
Net earnings	17.6%	14.6%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Net revenues for the three months ended March 31, 2018 increased by 10.7% as compared to the three months ended March 31, 2017. The increase was the result of organic growth of 7.8%, a net effect of 1.0% from acquisitions and divestitures and foreign exchange benefit of 1.9%.

In our RF Technology segment, revenues were $481.6 in the first quarter of 2018 as compared to $429.6 in the first quarter of 2017, an increase of 12%. Organic revenue increased by 9%, acquisitions accounted for 2% and the foreign exchange benefit was 1%. The growth in organic revenues was due primarily to our software businesses, including the non-recurrence of purchase accounting adjustments to acquired deferred revenues in the first quarter of 2017 associated with our 2016 Deltek and

ConstructConnect acquisitions. Gross margin increased to 62.7% in the first quarter of 2018 as compared to 58.5% in the first quarter of 2017 due to an increased percentage of revenues at our software businesses which have higher gross margins, including the non-recurrence of purchase accounting adjustments discussed above. Selling, general and administrative ("SG&A") expenses as a percentage of revenues in the first quarter of 2018 decreased to 37.7% as compared to 37.8% in the first quarter of 2017 due to operating leverage on higher revenues, largely offset by higher amortization of acquired intangibles. The resulting operating margin was 25.0% in the first quarter of 2018 as compared to 20.7% in the first quarter of 2017.

Our Medical & Scientific Imaging segment revenues increased by 5% to $366.3 in the first quarter of 2018 as compared to $348.2 in the first quarter of 2017. Organic revenues increased by 4% and the foreign exchange benefit was 2%. Organic revenue growth was due primarily to broad-based growth in our medical products businesses, as well as growth in our acute care and alternate site software businesses. Gross margin decreased to 71.3% in the first quarter of 2018 as compared to 72.3% in the first quarter of 2017 due primarily to unfavorable sales mix at certain of our software businesses. SG&A expenses as a percentage of revenues increased to 38.3% in the first quarter of 2018 as compared to 37.9% in the first quarter of 2017 due primarily to increased software development and selling expenses at certain of our software businesses. As a result, operating margin was 32.9% in the first quarter of 2018 as compared to 34.4% in the first quarter of 2017.

Our Industrial Technology segment revenues increased by 18% to $216.1 in the first quarter of 2018 as compared to $183.4 in the first quarter of 2017. Organic revenues increased by 15% and the foreign exchange benefit was 3%. The increase in revenues was due primarily to our fluid handling and water meter technology businesses. Gross margin decreased to 50.2% in the first quarter of 2018 as compared to 50.8% in the first quarter of 2017 due to sales mix. SG&A expenses as a percentage of revenues decreased to 19.8% in the first quarter of 2018 as compared to 21.6% in the first quarter of 2017 due to operating leverage on higher revenues. The resulting operating margin was 30.4% in the first quarter of 2018 as compared to 29.2% in the first quarter of 2017.

Our Energy Systems & Controls segment revenues increased by 11% to $138.5 in the first quarter of 2018 as compared to $125.1 in the first quarter of 2017. Organic revenues increased by 5%, acquisitions accounted for 1% and the foreign exchange benefit was 4%. The increase in organic revenues was due primarily to growth in our pressure sensors and valves businesses serving energy markets as well as businesses serving industrial end markets. Gross margin increased to 57.1% in the first quarter of 2018 as compared to 56.8% in the first quarter of 2017 and SG&A expenses as a percentage of revenues decreased to 31.7% in the first quarter of 2018 as compared to 32.6% in the first quarter of 2017, both of which were due to operating leverage on higher revenues. As a result, operating margin was 25.4% in the first quarter of 2018 as compared to 24.2% in the first quarter of 2017.

Corporate expenses increased to $41.7, or 3.5% of revenues, in the first quarter of 2018 as compared to $34.3, or 3.2% of revenues, in the first quarter of 2017. The increase was due primarily to equity compensation as a result of increases in our common stock price.

Net interest expense was $43.2 million for the first quarter of 2018 as compared to $45.9 for the first quarter of 2017 due to lower weighted average debt balances, offset in part by higher weighted average interest rates in the first quarter of 2018.

Other expense, net, of $1.7 and $1.1 for the first quarter of 2018 and 2017, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 17.3% in the first quarter of 2018 as compared to 25.2% in the first quarter of 2017. The rate was favorably impacted primarily due the reduction in U.S. federal corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act of 2017 (“the Tax Act”), partially offset by the elimination or limitation of various deductions, most notably the domestic manufacturing deduction. In addition, the rate was favorably impacted due to the recognition of excess tax benefits associated with equity compensation of $21.1 in the first quarter of 2018 as compared to $5.5 in the first quarter of 2017.

As of December 31, 2017, the Company’s accounting under ASC 740, Income Taxes, was incomplete for certain income tax effects of the Tax Act. Accordingly, the Company reported provisional amounts where it was able to determine a reasonable estimate, and reported no amount where it was unable to determine a reasonable estimate.  No adjustments to these items were reported during the quarter ended March 31, 2018, and all remain subject to adjustment until the end of the measurement period.

Order backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Order backlog was $1,693.7 at March 31, 2018 as compared to $1,576.2 at March 31, 2017, an increase of 7%, attributable to internal growth.

	Order backlog as of
	March 31,
	2018	2017

RF Technology	$980.7	$975.8
Medical & Scientific Imaging	473.7	427.5
Industrial Technology	131.0	77.7
Energy Systems & Controls	108.3	95.2
Total	$1,693.7	$1,576.2

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
Cash provided by/(used in):	2018	2017
Operating activities	$281.7	$378.2
Investing activities	(51.5)	(21.3)
Financing activities	(551.6)	(397.1)

Operating activities - Net cash provided by operating activities decreased by 25.5% to $281.7 in the three months ended March 31, 2018 as compared to $378.2 in the three months ended March 31, 2017 due primarily to higher tax payments, increased bonus payments and higher investment in working capital due primarily to timing, offset in part by higher net income net of non-cash charges.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the three months ended March 31, 2018 and 2017.

Financing activities - Cash used in financing activities was primarily for debt principal repayments and dividends during the three months ended March 31, 2018 and 2017. Cash provided by financing activities during the three months ended March 31, 2018 and 2017 was primarily proceeds from stock option exercises. Net debt repayments on the unsecured credit facility were $535.0 in the three months ended March 31, 2018 as compared to net debt repayments of $370.0 in the three months ended March 31, 2017.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents increased during the three months ended March 31, 2018 and 2017 by $16.3 and $13.7, respectively, due primarily to the strengthening of functional currencies of our European subsidiaries against the U.S. dollar.

Total debt at March 31, 2018 consisted of the following:

$800 million 2.050% senior notes due 2018	$800.0
$500 million 6.250% senior notes due 2019	500.0
$600 million 3.000% senior notes due 2020	600.0
$500 million 2.800% senior notes due 2021	500.0
$500 million 3.125% senior notes due 2022	500.0
$300 million 3.850% senior notes due 2025	300.0
$700 million 3.800% senior notes due 2026	700.0
Unsecured credit facility	735.0
Deferred finance costs	(16.3)
Other	3.3
Total debt, net of deferred finance costs	4,622.0
Less current portion	801.3
Long-term debt, net of deferred finance costs	$3,820.7

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2018, there were $735.0 outstanding borrowings under our unsecured credit facility. At March 31, 2018, we had $3.3 of other debt in the form of capital leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $79.1 of outstanding letters of credit.

Cash and short-term investments at our foreign subsidiaries at March 31, 2018 decreased to $339.3 as compared to $591.5 at December 31, 2017. The decrease was due to the repatriation of historical foreign earnings subject to the deemed repatriation tax under the Tax Act. We intend to repatriate substantially all historical and future earnings subject to the deemed repatriation tax.

We expect existing cash and cash equivalents, cash generated by our operations, availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2018.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $110.4 at March 31, 2018 as compared to negative $140.4 at December 31, 2017, reflecting an increase in working capital due primarily to decreased accrued compensation and increases in unbilled receivables and inventories, partially offset by increases in our net current income taxes payable position and increased deferred revenue. Total debt was $4,622.0 at March 31, 2018 as compared to $5,155.5 at December 31, 2017 due primarily to the use of operating cash flows and foreign cash repatriations to pay down outstanding debt under our unsecured credit facility. Our leverage is shown in the following table:

	March 31, 2018	December 31, 2017
Total debt	$4,622.0	$5,155.5
Cash	(366.2)	(671.3)
Net debt	4,255.8	4,484.2
Stockholders' equity	7,155.5	6,863.6
Total net capital	$11,411.3	$11,347.8

Net debt / total net capital	37.3%	39.5%

Capital expenditures were $9.7 for the three months ended March 31, 2018 as compared to $14.9 for the three months ended March 31, 2017. Capitalized software expenditures were $1.9 for the three months ended March 31, 2018 as compared to $3.2 for the three months ended March 31, 2017. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no significant changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report. There were no material changes during the three months ended March 31, 2018.

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

ITEM 6.                  EXHIBITS

10.1	First Amendment to the Roper Technologies, Inc. Director Compensation Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ Brian D. Jellison	Chairman of the Board, President,	May 4, 2018
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/S/ Robert C. Crisci	Vice President and Chief Financial Officer	May 4, 2018
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	May 4, 2018
Jason Conley	(Principal Accounting Officer)