Form 10-Q
period 2018-06-30
ROPER TECHNOLOGIES INC
filed 2018-08-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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

☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☑ No
The number of shares outstanding of the Registrant's common stock as of July 27, 2018 was 103,345,379.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenues	$1,293.7	$1,134.7	$2,496.2	$2,221.0
Cost of sales	477.8	429.0	929.8	847.7
Gross profit	815.9	705.7	1,566.4	1,373.3

Selling, general and administrative expenses	461.6	411.5	911.9	820.8
Income from operations	354.3	294.2	654.5	552.5

Interest expense, net	43.2	45.8	86.4	91.7
Other income, net	2.3	7.0	0.6	5.9

Earnings before income taxes	313.4	255.4	568.7	466.7

Income taxes	85.0	75.9	129.0	129.1

Net earnings	$228.4	$179.5	$439.7	$337.6

Net earnings per share:
Basic	$2.21	$1.76	$4.26	$3.31
Diluted	$2.19	$1.74	$4.22	$3.27

Weighted average common shares outstanding:
Basic	103.2	102.1	103.1	102.0
Diluted	104.4	103.4	104.3	103.2

Dividends declared per common share	$0.4125	$0.3500	$0.8250	$0.7000

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net earnings	$228.4	$179.5	$439.7	$337.6

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(76.2)	49.6	(18.4)	80.0
Total other comprehensive income/(loss), net of tax	(76.2)	49.6	(18.4)	80.0

Comprehensive income	$152.2	$229.1	$421.3	$417.6

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2018	December 31, 2017
ASSETS:

Cash and cash equivalents	$421.8	$671.3
Accounts receivable, net	669.3	641.7
Inventories, net	201.9	204.9
Income taxes receivable	47.9	24.4
Unbilled receivables	180.0	143.6
Other current assets	81.7	73.5
Current assets held for sale	48.5	—
Total current assets	1,651.1	1,759.4

Property, plant and equipment, net	138.6	142.5
Goodwill	9,389.4	8,820.3
Other intangible assets, net	3,964.0	3,475.2
Deferred taxes	29.9	30.7
Other assets	99.8	88.3
Assets held for sale	88.2	—

Total assets	$15,361.0	$14,316.4

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$165.2	$171.1
Accrued compensation	181.4	198.0
Deferred revenue	620.0	566.4
Other accrued liabilities	234.4	266.6
Income taxes payable	28.7	26.4
Current portion of long-term debt, net	801.7	800.9
Current liabilities held for sale	35.0	—
Total current liabilities	2,066.4	2,029.4

Long-term debt, net of current portion	4,821.7	4,354.6
Deferred taxes	963.7	829.6
Other liabilities	204.9	239.2
Liabilities held for sale	1.4	—
Total liabilities	8,058.1	7,452.8

Commitments and contingencies (Note 9)

Common stock	1.1	1.0
Additional paid-in capital	1,691.6	1,602.9
Retained earnings	5,833.4	5,464.6
Accumulated other comprehensive loss	(204.6)	(186.2)
Treasury stock	(18.6)	(18.7)
Total stockholders' equity	7,302.9	6,863.6

Total liabilities and stockholders' equity	$15,361.0	$14,316.4

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$439.7	$337.6
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	25.2	24.3
Amortization of intangible assets	153.0	147.2
Amortization of deferred financing costs	3.2	3.6
Non-cash stock compensation	54.0	43.9
Gain on sale of assets	—	(9.4)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(28.4)	50.1
Unbilled receivables	(24.0)	(16.9)
Inventories	(15.2)	(13.2)
Accounts payable and accrued liabilities	(30.8)	15.3
Deferred revenue	39.5	33.3
Income taxes	(61.7)	(51.0)
Other, net	(6.7)	(14.7)
Cash provided by operating activities	547.8	550.1

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,182.3)	(35.5)
Capital expenditures	(23.1)	(24.8)
Capitalized software expenditures	(4.4)	(5.7)
Proceeds from sale of assets	—	10.5
Other, net	(0.8)	(6.6)
Cash used in investing activities	(1,210.6)	(62.1)

Cash flows from financing activities:
Borrowings/(payments) under revolving line of credit, net	465.0	(570.0)
Cash dividends to stockholders	(84.5)	(70.9)
Proceeds from stock-based compensation, net	32.7	20.7
Treasury stock sales	2.8	2.0
Other	0.4	(0.2)
Cash provided by/(used in) financing activities	416.4	(618.4)

Effect of foreign currency exchange rate changes on cash	(3.1)	36.5

Net decrease in cash and cash equivalents	(249.5)	(93.9)

Cash and cash equivalents, beginning of period	671.3	757.2

Cash and cash equivalents, end of period	$421.8	$663.3

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balances at December 31, 2017	$1.0	$1,602.9	$5,464.6	$(186.2)	$(18.7)	$6,863.6

Adoption of ASC 606	—	—	14.3	—	—	14.3
Net earnings	—	—	439.7	—	—	439.7
Stock option exercises	0.1	39.2	—	—	—	39.3
Treasury stock sold	—	2.7	—	—	0.1	2.8
Currency translation adjustments	—	—	—	(18.4)	—	(18.4)
Stock-based compensation	—	53.4	—	—	—	53.4
Restricted stock activity	—	(6.6)	—	—	—	(6.6)
Dividends declared	—	—	(85.2)	—	—	(85.2)
Balances at June 30, 2018	$1.1	$1,691.6	$5,833.4	$(204.6)	$(18.6)	$7,302.9

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries ("Roper," the "Company," "we," "our" or "us") for all periods presented. The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in the Company's 2017 Annual Report on Form 10-K ("Annual Report") filed on February 23, 2018 with the Securities and Exchange Commission ("SEC") but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP").

Roper's management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper's audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Accounting Policies Update

The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), as of January 1, 2018 using the modified retrospective transition method. We recorded a net increase to opening retained earnings of $14.3 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was not material to the Company's results of operations for the three and six months ended June 30, 2018.

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

	Three months ended June 30, 2018	Six months ended June 30, 2018

Software and related services	$533.1	$1,025.7
Engineered products and related services	760.6	1,470.5
Net revenues	$1,293.7	$2,496.2

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

Revenues from our project-based businesses, including toll and traffic systems and control systems, are generally recognized over time using the input method, primarily utilizing the ratio of costs incurred to total estimated costs, as the measure of performance. For these projects, payment is typically commensurate with certain performance milestones defined in the contract. Retention and down payments are also customary in these contracts. Estimated losses on any projects are recognized as soon as such losses become probable and reasonably estimable. The impact on revenues due to changes in estimates was immaterial for the three and six months ended June 30, 2018.

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

Deferred commissions - Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in "Other current assets" and "Other assets," respectively, in our condensed consolidated balance sheets. At June 30, 2018 and January 1, 2018, we had $23.7 and $20.7 of deferred commissions, respectively. We recognized $6.4 and $11.3 of expense related to deferred commissions in the three and six months ended June 30, 2018, respectively.

Remaining performance obligations - Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,852.7. We expect to recognize revenue on approximately 62% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

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

Deferred Revenue & Unbilled Receivables
Certain of Roper's businesses sell perpetual and term licenses of their software to customers in conjunction with other products and services, primarily PCS and implementation services. In some cases, under the previous revenue guidance, vendor-specific objective evidence ("VSOE") was unavailable for perpetual and term licenses and associated implementation services, and revenue recognition was deferred until all elements were delivered, all services had been performed, or until fair value could be objectively determined. The revenues associated with these licenses and implementation was generally deferred over the contractual term of the PCS services. Under ASC 606, VSOE is no longer a requirement for a deliverable in a multiple-element software arrangement to be considered a separate performance obligation. The reduction in deferred revenues as well as the increase in unbilled receivables is due primarily to the acceleration of revenue recognition associated with certain perpetual and term licenses and associated implementation services as a result of the adoption of ASC 606.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic shares outstanding	103.2	102.1	103.1	102.0
Effect of potential common stock:
Common stock awards	1.2	1.3	1.2	1.2
Diluted shares outstanding	104.4	103.4	104.3	103.2

For the three and six months ended June 30, 2018, there were 0.678 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.412 and 0.581 outstanding stock options that would have been antidilutive in the respective 2017 periods.

4.    Business Acquisitions and Assets and Liabilities Held for Sale

Business Acquisitions

Roper completed five business acquisitions in the six months ended June 30, 2018, with an aggregate purchase price of $1,182.3, net of cash acquired. The results of operations of the acquired businesses are included in Roper's condensed consolidated results of operations since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper's condensed consolidated results of operations individually or in aggregate.

The results of the following acquisitions are reported in the RF Technology segment:

In the six months ended June 30, 2018, Roper completed three business acquisitions which provide software solutions that support the development of cost estimates in the construction industry: Quote Software, PlanSwift Software, and Smartbid.

Acquisition of PowerPlan - On June 4, 2018, Roper acquired 100% of the shares of PowerPlan, Inc., a provider of financial and compliance management software and solutions to large complex companies in asset-intensive industries.

Acquisition of ConceptShare - On June 7, 2018, Roper acquired 100% of the shares of ConceptShare, Inc., a provider of cloud-based software for marketing agencies, marketing departments and other creative teams to streamline the review and approval of online work and content.

The Company recorded $660.2 in goodwill and $657.4 of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final tax-related adjustments. The amortizable intangible assets include customer relationships of $586.8 (19 year weighted average useful life) and technology of $43.6 (8 year weighted average useful life).

Assets and Liabilities Held for Sale

During the second quarter of 2018, Roper and Thermo Fisher Scientific, Inc. ("Thermo Fisher") entered into a definitive agreement under which Thermo Fisher will acquire 100% of the shares of Gatan, Inc. ("Gatan"), a wholly owned subsidiary of Roper, for approximately $925.0 in cash. The transaction, which is expected to be completed by the end of 2018, is subject to customary closing conditions, including regulatory approvals. Gatan is reported in the Medical & Scientific Imaging segment.

At June 30, 2018, the assets and liabilities of Gatan were reclassified as held for sale on Roper's condensed consolidated balance sheet. This reclassification resulted in the recognition of a deferred tax liability of $10.0 associated with the excess of book basis over tax basis in the shares of Gatan.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan ("2016 Plan") is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper's employees, officers, directors and consultants.

The following table provides information regarding the Company's stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock-based compensation	$28.0	$22.8	$54.0	$43.9
Tax effect recognized in net earnings	5.9	8.0	11.3	15.4

Stock Options - In the six months ended June 30, 2018, 0.660 options were granted with a weighted average fair value of $57.45 per option. During the same period in 2017, 0.521 options were granted with a weighted average fair value of $40.42 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Six months ended June 30,
	2018	2017
Risk-free interest rate (%)	2.63	2.05
Expected option life (years)	5.32	5.27
Expected volatility (%)	18.02	18.81
Expected dividend yield (%)	0.59	0.68

Cash received from option exercises for the six months ended June 30, 2018 and 2017 was $39.3 and $26.9, respectively.

Restricted Stock Awards - During the six months ended June 30, 2018, 0.357 restricted stock awards were granted with a weighted average grant date fair value of $277.72 per restricted share. During the same period in 2017, 0.317 restricted stock awards were granted with a weighted average grant date fair value of $196.28 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2018, 0.108 restricted awards vested with a weighted average grant date fair value of $183.90 per restricted share and a weighted average vest date fair value of $277.72 per restricted share.

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

During the six months ended June 30, 2018 and 2017, participants in the employee stock purchase plan purchased 0.011 and 0.010 shares of Roper's common stock for total consideration of $2.8 and $2.0, respectively. All shares were purchased from Roper's treasury shares.

6.    Inventories

The components of inventory were as follows:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$128.4	$132.9
Work in process	29.9	27.7
Finished products	78.1	82.4
Inventory reserves	(34.5)	(38.1)
	$201.9	$204.9

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	RF Technology	Medical & Scientific Imaging	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2017	$4,798.9	$3,205.9	$377.5	$438.0	$8,820.3
Additions	660.2	—	—	—	660.2
Goodwill related to assets held for sale	—	(79.1)	—	—	(79.1)
Other	2.2	—	—	—	2.2
Currency translation adjustments	(4.6)	(4.4)	(2.5)	(2.7)	(14.2)
Balances at June 30, 2018	$5,456.7	$3,122.4	$375.0	$435.3	$9,389.4

Other relates primarily to working capital adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,355.2	$(913.7)	$2,441.5
Unpatented technology	544.1	(207.7)	336.4
Software	184.7	(84.8)	99.9
Patents and other protective rights	26.1	(22.7)	3.4
Trade names	6.6	(1.7)	4.9
Assets not subject to amortization:
Trade names	587.7	—	587.7
In process research and development	1.4	—	1.4
Balances at December 31, 2017	$4,705.8	$(1,230.6)	$3,475.2
Assets subject to amortization:
Customer related intangibles	$3,924.6	$(1,005.8)	$2,918.8
Unpatented technology	499.9	(165.1)	334.8
Software	174.8	(86.0)	88.8
Patents and other protective rights	16.5	(13.3)	3.2
Trade names	6.8	(2.4)	4.4
Assets not subject to amortization:
Trade names	612.6	—	612.6
In process research and development	1.4	—	1.4
Balances at June 30, 2018	$5,236.6	$(1,272.6)	$3,964.0

Amortization expense of other intangible assets was $152.6 and $146.5 during the six months ended June 30, 2018 and 2017, respectively.

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

8.    Fair Value of Financial Instruments

Roper's debt at June 30, 2018 included $3,900 of fixed-rate senior notes with the following fair values:

$800 2.050% senior notes due 2018	$799
$500 6.250% senior notes due 2019	518
$600 3.000% senior notes due 2020	596
$500 2.800% senior notes due 2021	489
$500 3.125% senior notes due 2022	492
$300 3.850% senior notes due 2025	296
$700 3.800% senior notes due 2026	681

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

Roper or its subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims, it is not possible to determine the potential liability, if any. In April 2018, a stockholder derivative complaint was filed in Sarasota County, Florida against the Company, nominally, and its directors and chief executive officer (“CEO”), alleging the directors breached their fiduciary duties and were unjustly enriched by the compensation earned by the nonexecutive directors and the CEO in 2015 and 2016. A motion to dismiss the complaint is pending.

Roper's consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the six months ended June 30, 2018 is presented below:

Balance at December 31, 2017	$10.6
Additions charged to costs and expenses	4.0
Deductions	(4.8)
Warranty related to liabilities held for sale	(0.9)
Other	(0.1)
Balance at June 30, 2018	$8.8

10.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Net revenues
RF Technology	$537.4	$460.5	16.7%	$1,019.0	$890.1	14.5%
Medical & Scientific Imaging	373.7	350.8	6.5%	740.0	699.0	5.9%
Industrial Technology	231.6	192.9	20.1%	447.7	376.3	19.0%
Energy Systems & Controls	151.0	130.5	15.7%	289.5	255.6	13.3%
Total	$1,293.7	$1,134.7	14.0%	$2,496.2	$2,221.0	12.4%
Gross profit:
RF Technology	$344.4	$279.7	23.1%	$646.1	$531.2	21.6%
Medical & Scientific Imaging	265.6	254.1	4.5%	526.6	506.0	4.1%
Industrial Technology	118.8	98.2	21.0%	227.4	191.3	18.9%
Energy Systems & Controls	87.1	73.7	18.2%	166.3	144.8	14.8%
Total	$815.9	$705.7	15.6%	$1,566.4	$1,373.3	14.1%
Operating profit*:
RF Technology	$157.6	$119.5	31.9%	$277.9	$208.5	33.3%
Medical & Scientific Imaging	125.6	121.3	3.5%	246.3	241.1	2.2%
Industrial Technology	74.1	58.3	27.1%	139.8	111.9	24.9%
Energy Systems & Controls	41.9	32.9	27.4%	77.1	63.1	22.2%
Total	$399.2	$332.0	20.2%	$741.1	$624.6	18.7%
Long-lived assets:
RF Technology	$97.4	$80.1	21.6%
Medical & Scientific Imaging	41.7	45.2	(7.7)%
Industrial Technology	30.7	33.0	(7.0)%
Energy Systems & Controls	9.9	9.4	5.3%
Total	$179.7	$167.7	7.2%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $44.9 and $37.8 for the three months ended June 30, 2018 and 2017, respectively, and $86.6 and $72.1 for the six months ended June 30, 2018 and 2017, respectively.

11.    Contract Balances

Contract balances are set forth in the following table:

Balance Sheet Account	June 30, 2018	January 1, 2018	Change
Unbilled receivables - current & non-current (1)	$180.0	$149.1	$30.9
Contract liabilities - current (2)	(656.8)	(605.5)	(51.3)
Deferred revenue - non-current	(29.8)	(31.8)	2.0
Net contract assets/(liabilities)	$(506.6)	$(488.2)	$(18.4)
(1) Non-current unbilled receivables are reported in "Other assets" in our condensed consolidated balance sheets.
(2) Consists of "Deferred revenue", billings in-excess of revenues ("BIE") and customer deposits. BIE and customer deposits are reported in "Other accrued liabilities" in our condensed consolidated balance sheets.

The change in our net contract assets/(liabilities) from January 1, 2018 to June 30, 2018 was due primarily to the timing of payments and invoicing relating to SaaS and PCS renewals, partially offset by revenues recognized in the three and six months ended June 30, 2018 of $187.1 and $463.5, respectively, related to our contract liability balances at January 1, 2018. In addition, the impact of the 2018 acquisitions increased net contract liabilities by $26.0, partially offset by the classification of Gatan as held for sale, which decreased net contract liabilities by $15.3.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue, BIE or customer deposit balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three and six months ended June 30, 2018.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenues:
RF Technology	$537.4	$460.5	$1,019.0	$890.1
Medical & Scientific Imaging	373.7	350.8	740.0	699.0
Industrial Technology	231.6	192.9	447.7	376.3
Energy Systems & Controls	151.0	130.5	289.5	255.6
Total	$1,293.7	$1,134.7	$2,496.2	$2,221.0
Gross margin:
RF Technology	64.1%	60.7%	63.4%	59.7%
Medical & Scientific Imaging	71.1	72.4	71.2	72.4
Industrial Technology	51.3	50.9	50.8	50.8
Energy Systems & Controls	57.7	56.5	57.4	56.7
Total	63.1	62.2	62.8	61.8
Selling, general and administrative expenses:
RF Technology	34.8%	34.8%	36.1%	36.3%
Medical & Scientific Imaging	37.4	37.7	37.9	37.9
Industrial Technology	19.3	20.7	19.6	21.1
Energy Systems & Controls	29.9	31.3	30.8	32.0
Total	32.2	32.9	33.1	33.7
Segment operating margin:
RF Technology	29.3%	26.0%	27.3%	23.4%
Medical & Scientific Imaging	33.6	34.6	33.3	34.5
Industrial Technology	32.0	30.2	31.2	29.7
Energy Systems & Controls	27.7	25.2	26.6	24.7
Total	30.9	29.3	29.7	28.1
Corporate administrative expenses	(3.5)	(3.3)	(3.5)	(3.2)
	27.4	25.9	26.2	24.9
Interest expense, net	(3.3)	(4.0)	(3.5)	(4.1)
Other income, net	0.2	0.6	—	0.3
Earnings before income taxes	24.2	22.5	22.8	21.0
Income taxes	(6.6)	(6.7)	(5.2)	(5.8)
Net earnings	17.7%	15.8%	17.6%	15.2%

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Net revenues for the three months ended June 30, 2018 increased by 14.0% as compared to the three months ended June 30, 2017. The increase was the result of organic growth of 10.6%, a net effect from acquisitions and divestitures of 2.3% and foreign exchange benefit of 1.1%.

In our RF Technology segment, revenues were $537.4 in the second quarter of 2018 as compared to $460.5 in the second quarter of 2017, an increase of 17%. Organic revenue increased by 11%, acquisitions accounted for 5% and the foreign exchange benefit was 1%. The growth in organic revenues was due primarily to our software businesses, including the non-recurrence of purchase accounting adjustments to acquired deferred revenues in the second quarter of 2017 associated with our 2016 Deltek and

ConstructConnect acquisitions. Gross margin increased to 64.1% in the second quarter of 2018 as compared to 60.7% in the second quarter of 2017 due to an increased percentage of revenues at our software businesses, which have higher gross margins, including the non-recurrence of purchase accounting adjustments discussed above. Selling, general and administrative ("SG&A") expenses as a percentage of revenues in the second quarter of 2018 remained unchanged as compared to the second quarter of 2017 at 34.8% due primarily to operating leverage on higher revenues, offset by an increased percentage of revenues at our software businesses, which have a higher SG&A expense structure, including amortization of acquired intangibles. The resulting operating margin was 29.3% in the second quarter of 2018 as compared to 26.0% in the second quarter of 2017.

Our Medical & Scientific Imaging segment revenues increased by 7% to $373.7 in the second quarter of 2018 as compared to $350.8 in the second quarter of 2017. Organic revenues increased by 6% and the foreign exchange benefit was 1%. Organic revenue growth was due primarily to broad-based growth in our imaging and medical products businesses. Gross margin decreased to 71.1% in the second quarter of 2018 as compared to 72.4% in the second quarter of 2017 due primarily to an unfavorable sales mix at both our software and products-based businesses. SG&A expenses as a percentage of revenues decreased to 37.4% in the second quarter of 2018 as compared to 37.7% in the second quarter of 2017 due primarily to operating leverage on higher revenues at our imaging businesses. As a result, operating margin was 33.6% in the second quarter of 2018 as compared to 34.6% in the second quarter of 2017.

Our Industrial Technology segment revenues increased by 20% to $231.6 in the second quarter of 2018 as compared to $192.9 in the second quarter of 2017. Organic revenues increased by 18% and the foreign exchange benefit was 2%. The increase in revenues was due primarily to our fluid handling and water meter technology businesses. Gross margin increased to 51.3% in the second quarter of 2018 as compared to 50.9% in the second quarter of 2017 and SG&A expenses as a percentage of revenues decreased to 19.3% in the second quarter of 2018 as compared to 20.7% in the second quarter of 2017, both of which were due to operating leverage on higher revenues. The resulting operating margin was 32.0% in the second quarter of 2018 as compared to 30.2% in the second quarter of 2017.

Our Energy Systems & Controls segment revenues increased by 16% to $151.0 in the second quarter of 2018 as compared to $130.5 in the second quarter of 2017. Organic revenues increased by 12%, acquisitions, net of dispositions, accounted for 1% and the foreign exchange benefit was 3%. The increase in organic revenues was due to broad-based growth in our businesses serving energy and industrial end markets. Gross margin increased to 57.7% in the second quarter of 2018 as compared to 56.5% in the second quarter of 2017 and SG&A expenses as a percentage of revenues decreased to 29.9% in the second quarter of 2018 as compared to 31.3% in the second quarter of 2017, both of which were due to operating leverage on higher revenues. As a result, operating margin was 27.7% in the second quarter of 2018 as compared to 25.2% in the second quarter of 2017.

Corporate expenses increased to $44.9, or 3.5% of revenues, in the second quarter of 2018 as compared to $37.8, or 3.3% of revenues, in the second quarter of 2017. The increase was due primarily to (i) equity compensation as a result of increases in our common stock price and (ii) acquisition-related expenses.

Net interest expense was $43.2 for the second quarter of 2018 as compared to $45.8 for the second quarter of 2017 due to lower weighted average debt balances, partially offset by higher weighted average interest rates in the second quarter of 2018.

Other income, net, of $2.3 for the second quarter of 2018 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries. Other income, net, of $7.0 for the second quarter of 2017 was composed primarily of a $9.4 gain on sale of a product line in our Energy Systems & Controls segment, offset in part by a $1.8 impairment charge on a minority investment.

Income taxes as a percent of pretax earnings were 27.1% in the second quarter of 2018 as compared to 29.7% in the second quarter of 2017. The rate was favorably impacted primarily due the reduction in U.S. federal corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act of 2017 (“the Tax Act”), partially offset by the elimination or limitation of various deductions, most notably the domestic manufacturing deduction. In addition, the reclassification of the assets and liabilities of Gatan as held for sale resulted in the recognition of a deferred tax liability of $10.0 on the excess of book basis over our tax basis in the shares of Gatan.

As of December 31, 2017, the Company’s accounting under ASC 740, Income Taxes, was incomplete for certain income tax effects of the Tax Act. Accordingly, the Company reported provisional amounts where it was able to determine a reasonable estimate, and reported no amount where it was unable to determine a reasonable estimate. Adjustments to these provisional amounts totaled $0.9 of additional expense during the three months ended June 30, 2018. All provisional estimates remain subject to adjustment until the end of the measurement period.

Order backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Order backlog was $1,757.1 at June 30, 2018 as compared to $1,582.5 at June 30, 2017, an increase of 11%. Acquisitions accounted for 6% and internal growth contributed 5%.

	Order backlog as of
	June 30,
	2018	2017

RF Technology	$1,027.4	$968.4
Medical & Scientific Imaging	487.6	430.9
Industrial Technology	136.6	87.1
Energy Systems & Controls	105.5	96.1
Total	$1,757.1	$1,582.5

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Net revenues for the six months ended June 30, 2018 increased by 12.4% as compared to the six months ended June 30, 2017. The increase was the result of a net effect from acquisitions and divestitures of 1.7%, organic growth of 9.2% and foreign exchange benefit of 1.5%.

In our RF Technology segment, revenues were $1,019.0 in the six months ended June 30, 2018 as compared to $890.1 in the six months ended June 30, 2017, an increase of 14%. Organic revenues increased 10%, acquisitions accounted for 4% and the foreign exchange benefit was 1%. The growth in organic revenues was due primarily to our software businesses, including the non-recurrence of purchase accounting adjustments to acquired deferred revenues in the six months ended June 30, 2017 associated with our 2016 Deltek and ConstructConnect acquisitions. Gross margin increased to 63.4% in the six months ended June 30, 2018 as compared to 59.7% in the six months ended June 30, 2017, due to increased percentage of revenues at our software businesses, which have a higher gross margin, including the non-recurrence of purchase accounting adjustments discussed above. SG&A expenses as a percentage of revenues in the six months ended June 30, 2018 decreased to 36.1% as compared to 36.3% in the six months ended June 30, 2017 due primarily to operating leverage on higher revenues, partially offset by an increased percentage of revenues at our software businesses, which have a higher SG&A expense structure, including amortization of acquired intangibles. The resulting operating margin was 27.3% in the six months ended June 30, 2018 as compared to 23.4% in the six months ended June 30, 2017.

Our Medical & Scientific Imaging segment revenues increased by 6% to $740.0 in the six months ended June 30, 2018 as compared to $699.0 in the six months ended June 30, 2017. Organic revenues increased 5% and the foreign exchange benefit was 1%. Organic revenue growth was due primarily to broad-based growth in our imaging and medical products businesses. Gross margin decreased to 71.2% in the six months ended June 30, 2018 as compared to 72.4% in the six months ended June 30, 2017 due primarily to an unfavorable sales mix at both our software and products-based businesses. SG&A expenses as a percentage of revenues in the six months ended June 30, 2018 remained unchanged as compared to the six months ended June 30, 2017 at 37.9%, due primarily to operating leverage on higher revenues at our imaging businesses offset entirely by increased software development and selling expenses at certain of our software businesses. As a result, operating margin was 33.3% in the six months ended June 30, 2018 as compared to 34.5% in the six months ended June 30, 2017.

Our Industrial Technology segment revenues increased by 19% to $447.7 in the six months ended June 30, 2018 as compared to $376.3 in the six months ended June 30, 2017. Organic revenues increased 17% and the foreign exchange benefit was 2%. The growth in organic revenues was due primarily to our fluid handling and water meter technology businesses. Gross margin remained unchanged in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 at 50.8%. SG&A expenses as a percentage of revenues decreased to 19.6% in the six months ended June 30, 2018 as compared to 21.1% in the six months ended June 30, 2017 due to operating leverage on higher revenues. The resulting operating margin was 31.2% in the six months ended June 30, 2018 as compared to 29.7% in the six months ended June 30, 2017.

Our Energy Systems & Controls segment revenues increased by 13% to $289.5 in the six months ended June 30, 2018 as compared to $255.6 in the six months ended June 30, 2017. Organic revenues increased by 9%, acquisitions, net of dispositions, accounted for 1% and the foreign exchange benefit was 4%. The increase in organic revenues was due to broad-based growth in our businesses serving energy and industrial end markets. Gross margin increased to 57.4% in the six months ended June 30, 2018 as compared to 56.7% in the six months ended June 30, 2017 and SG&A expenses as a percentage of revenues decreased to 30.8% in the six months ended June 30, 2018 as compared to 32.0% in the six months ended June 30, 2017, both of which were due to operating leverage on higher revenues. As a result, operating margin was 26.6% in the six months ended June 30, 2018 as compared to 24.7% in the six months ended June 30, 2017.

Corporate expenses increased to $86.6, or 3.5% of revenues, in the six months ended June 30, 2018 as compared to $72.1, or 3.2% of revenues, in the six months ended June 30, 2017. The dollar increase was due primarily to increased equity compensation as a result of increases in our common stock price and acquisition-related expenses.

Net interest expense was $86.4 for the six months ended June 30, 2018 as compared to $91.7 for the six months ended June 30, 2017 due to lower weighted average debt balances, partially offset by higher weighted average interest rates.

Other income, net, of $0.6 for the six months ended June 30, 2018 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries. Other income, net, of $5.9 for the six months ended June 30, 2017 was composed primarily of a $9.4 gain on sale of a product line in our Energy Systems & Controls segment, partially offset by foreign exchange losses at our non-U.S. subsidiaries and a $1.8 impairment charge on a minority investment.

Income taxes as a percent of pretax earnings decreased to 22.7% in the six months ended June 30, 2018 as compared to 27.7% in the six months ended June 30, 2017. The rate was favorably impacted primarily due the reduction in U.S. federal corporate income tax rate from 35% to 21% resulting from the Tax Act, partially offset by the elimination or limitation of various deductions, most notably the domestic manufacturing deduction. In addition, the rate was favorably impacted due to the recognition of excess tax benefits associated with equity compensation of $24.4 in the six months ended June 30, 2018 as compared to $11.7 in the six months ended June 30, 2017, largely offset by the recognition of a deferred tax liability of $10.0 on the excess of Gatan's book basis over our tax basis in the shares.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,
Cash provided by/(used in):	2018	2017
Operating activities	$547.8	$550.1
Investing activities	(1,210.6)	(62.1)
Financing activities	416.4	(618.4)

Operating activities - Net cash provided by operating activities decreased by 0.4% to $547.8 in the six months ended June 30, 2018 as compared to $550.1 in the six months ended June 30, 2017 due primarily to higher investment in working capital, increased bonus payments and the timing of tax payments, partially offset by higher net income net of non-cash charges.

Investing activities - Cash used in investing activities was primarily for business acquisitions and capital expenditures during the six months ended June 30, 2018 and 2017.

Financing activities - Cash provided by financing activities for the six months ended June 30, 2018 was primarily due to net borrowings on our unsecured credit facility to fund the PowerPlan acquisition and proceeds from stock option exercises, partially offset by dividend payments. Cash used in financing activities during the six months ended June 30, 2017 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by proceeds from stock option exercises. Net debt borrowings on the unsecured credit facility were $465.0 in the six months ended June 30, 2018 as compared to net debt repayments of $570.0 in the six months ended June 30, 2017.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the six months ended June 30, 2018 by $3.1 due primarily to the strengthening of the U.S. dollar against the Canadian dollar. Cash and cash equivalents increased during the six months ended June 30, 2017 by $36.5 due primarily to the strengthening of functional currencies of our European and Canadian subsidiaries against the U.S. dollar.

Total debt at June 30, 2018 consisted of the following:

$800 2.050% senior notes due 2018	$800.0
$500 6.250% senior notes due 2019	500.0
$600 3.000% senior notes due 2020	600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
Unsecured credit facility	1,735.0
Deferred finance costs	(15.1)
Other	3.5
Total debt, net of deferred finance costs	5,623.4
Less current portion	801.7
Long-term debt, net of deferred finance costs	$4,821.7

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2018, there were $1,735.0 outstanding borrowings under our unsecured credit facility. At June 30, 2018, we had $3.5 of other debt in the form of capital leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $77.2 of outstanding letters of credit.

Cash at our foreign subsidiaries at June 30, 2018 decreased to $351.4 as compared to $591.5 at December 31, 2017 primarily due to the repatriation of historical foreign earnings subject to the deemed repatriation tax under the Tax Act. We intend to repatriate the remainder of these historical earnings and substantially all future foreign earnings.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2018.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $35.4 at June 30, 2018 as compared to negative $140.4 at December 31, 2017, reflecting an increase in working capital due primarily to decreased accrued liabilities and increases in accounts receivable and unbilled receivables, partially offset by increased deferred revenue. Total debt was $5,623.4 at June 30, 2018 as compared to $5,155.5 at December 31, 2017 due to net debt borrowings under our unsecured credit facility for the PowerPlan acquisition, partially offset by the use of operating cash flows and foreign cash repatriations to pay down outstanding debt under our unsecured credit facility. Our leverage is shown in the following table:

	June 30, 2018	December 31, 2017
Total debt	$5,623.4	$5,155.5
Cash	(421.8)	(671.3)
Net debt	5,201.6	4,484.2
Stockholders' equity	7,302.9	6,863.6
Total net capital	$12,504.5	$11,347.8

Net debt / total net capital	41.6%	39.5%

Capital expenditures were $23.1 for the six months ended June 30, 2018 as compared to $24.8 for the six months ended June 30, 2017. Capitalized software expenditures were $4.4 for the six months ended June 30, 2018 as compared to $5.7 for the six months ended June 30, 2017. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no significant changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities or any combination of these methods.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report. There were no material changes during the six months ended June 30, 2018.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Roper Technologies, Inc.

/S/ Brian D. Jellison	Chairman of the Board, President,	August 6, 2018
Brian D. Jellison	and Chief Executive Officer
(Principal Executive Officer)

/S/ Robert C. Crisci	Vice President and Chief Financial Officer	August 6, 2018
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	August 6, 2018
Jason Conley	(Principal Accounting Officer)