Form 10-Q
period 2018-09-30
ROPER TECHNOLOGIES INC
filed 2018-11-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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
☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☑ No
The number of shares outstanding of the Registrant’s common stock as of October 26, 2018 was 103,430,854.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenues	$1,318.7	$1,159.9	$3,814.9	$3,380.9
Cost of sales	478.7	433.5	1,408.5	1,281.2
Gross profit	840.0	726.4	2,406.4	2,099.7

Selling, general and administrative expenses	462.5	415.6	1,374.4	1,236.4
Income from operations	377.5	310.8	1,032.0	863.3

Interest expense, net	48.4	45.5	134.8	137.2
Loss on debt extinguishment	15.9	—	15.9	—
Other income/(expense), net	(1.6)	(0.7)	(1.0)	5.2

Earnings before income taxes	311.6	264.6	880.3	731.3

Income taxes	64.0	74.3	193.0	203.4

Net earnings	$247.6	$190.3	$687.3	$527.9

Net earnings per share:
Basic	$2.39	$1.86	$6.66	$5.17
Diluted	$2.37	$1.84	$6.58	$5.11

Weighted average common shares outstanding:
Basic	103.4	102.3	103.2	102.1
Diluted	104.6	103.7	104.4	103.4

Dividends declared per common share	$0.4125	$0.3500	$1.2375	$1.0500

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net earnings	$247.6	$190.3	$687.3	$527.9

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	5.0	67.5	(13.4)	147.5
Total other comprehensive income/(loss), net of tax	5.0	67.5	(13.4)	147.5

Comprehensive income	$252.6	$257.8	$673.9	$675.4

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2018	December 31, 2017
ASSETS:

Cash and cash equivalents	$363.4	$671.3
Accounts receivable, net	671.7	641.7
Inventories, net	212.2	204.9
Income taxes receivable	48.8	24.4
Unbilled receivables	176.1	143.6
Other current assets	83.3	73.5
Current assets held for sale	52.5	—
Total current assets	1,608.0	1,759.4

Property, plant and equipment, net	130.2	142.5
Goodwill	9,401.3	8,820.3
Other intangible assets, net	3,887.0	3,475.2
Deferred taxes	27.4	30.7
Other assets	102.0	88.3
Assets held for sale	89.2	—

Total assets	$15,245.1	$14,316.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$163.7	$171.1
Accrued compensation	203.3	198.0
Deferred revenue	613.8	566.4
Other accrued liabilities	259.7	266.6
Income taxes payable	45.0	26.4
Current portion of long-term debt, net	801.6	800.9
Current liabilities held for sale	32.2	—
Total current liabilities	2,119.3	2,029.4

Long-term debt, net of current portion	4,414.3	4,354.6
Deferred taxes	958.2	829.6
Other liabilities	196.8	239.2
Liabilities held for sale	1.6	—
Total liabilities	7,690.2	7,452.8

Commitments and contingencies (Note 10)

Common stock	1.1	1.0
Additional paid-in capital	1,733.6	1,602.9
Retained earnings	6,038.4	5,464.6
Accumulated other comprehensive loss	(199.6)	(186.2)
Treasury stock	(18.6)	(18.7)
Total stockholders’ equity	7,554.9	6,863.6

Total liabilities and stockholders’ equity	$15,245.1	$14,316.4

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$687.3	$527.9
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	37.3	36.8
Amortization of intangible assets	235.6	221.5
Amortization of deferred financing costs	4.6	5.4
Non-cash stock compensation	81.1	67.6
Loss on debt extinguishment	15.9	—
Gain on sale of assets	—	(9.4)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(30.1)	30.1
Unbilled receivables	(20.1)	(27.2)
Inventories	(30.4)	(19.6)
Accounts payable and accrued liabilities	17.6	48.3
Deferred revenue	32.4	50.6
Income taxes	(59.3)	(48.4)
Other, net	(5.9)	(17.9)
Cash provided by operating activities	966.0	865.7

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,188.3)	(88.1)
Capital expenditures	(34.2)	(35.9)
Capitalized software expenditures	(7.2)	(8.0)
Proceeds from sale of assets	—	10.6
Other, net	(0.7)	(6.9)
Cash used in investing activities	(1,230.4)	(128.3)

Cash flows from financing activities:
Proceeds from senior notes	1,500.0	—
Payment of senior notes	(500.0)	—
Payments under revolving line of credit, net	(930.0)	(880.0)
Debt issuance costs	(12.8)	—
Redemption premium for debt extinguishment	(15.5)	—
Cash dividends to stockholders	(126.7)	(106.5)
Proceeds from stock-based compensation, net	46.6	32.9
Treasury stock sales	4.1	3.2
Other	(6.5)	0.2
Cash used in financing activities	(40.8)	(950.2)

Effect of foreign currency exchange rate changes on cash	(2.7)	61.2

Net decrease in cash and cash equivalents	(307.9)	(151.6)

Cash and cash equivalents, beginning of period	671.3	757.2

Cash and cash equivalents, end of period	$363.4	$605.6

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2017	$1.0	$1,602.9	$5,464.6	$(186.2)	$(18.7)	$6,863.6

Adoption of ASC 606	—	—	14.3	—	—	14.3
Net earnings	—	—	687.3	—	—	687.3
Stock option exercises	0.1	53.8	—	—	—	53.9
Treasury stock sold	—	4.0	—	—	0.1	4.1
Currency translation adjustments	—	—	—	(13.4)	—	(13.4)
Stock-based compensation	—	80.2	—	—	—	80.2
Restricted stock activity	—	(7.3)	—	—	—	(7.3)
Dividends declared	—	—	(127.8)	—	—	(127.8)
Balances at September 30, 2018	$1.1	$1,733.6	$6,038.4	$(199.6)	$(18.6)	$7,554.9

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“Annual Report”) filed on February 23, 2018 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Accounting Policies Update

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), as of January 1, 2018 using the modified retrospective transition method. We recorded a net increase to opening retained earnings of $14.3 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was not material to the Company’s results of operations for the three and nine months ended September 30, 2018.

Our accounting policies are detailed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. Changes to our accounting policies as a result of adopting ASC 606 are as follows:

Revenue Recognition - The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method for all contracts not substantially completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC Topic 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle that is intended to more closely align revenue recognition with the transfer of control of the Company’s products and services to the customer. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and/or services. To achieve this principle, the Company applies the following five steps:

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

	Three months ended September 30, 2018	Nine months ended September 30, 2018

Software and related services	$561.1	$1,586.8
Engineered products and related services	757.6	2,228.1
Net revenues	$1,318.7	$3,814.9

Software and related services

Software-as-a-Service (“SaaS”) - SaaS subscriptions and ongoing related support are generally accounted for as a single performance obligation and recognized ratably over the contractual term. In addition, SaaS arrangements may include implementation services which are accounted for as a separate performance obligation and recognized over time, using the input method. Payment is generally required within 30 days of the commencement of the SaaS subscription period, which is primarily offered to customers over a one-year timeframe.

Licensed Software - Performance obligations in our customer contracts may include:

–	Perpetual or time-based (“term”) software licenses

–	Post contract support (“PCS”)

–	Implementation/installation services

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

Payment for software licenses is generally required within 30 to 60 days of the transfer of control. Payment for PCS is generally required within 30 to 60 days of the commencement of the service period, which is primarily offered to customers over a one-year timeframe. Payment terms do not contain a significant financing component. Payment for implementation/installation services that are recognized over time are typically commensurate with milestones defined in the contract, or billable hours incurred.

Engineered products and related services

Revenue from product sales is recognized when control transfers to the customer, which is generally when the product is shipped.

Non-project-based installation and repair services are performed by certain of our businesses for which revenue is recognized upon completion.

Payment terms are generally 30 to 60 days from the transfer of control. Payment terms do not contain a significant financing component.

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

Revenues from our project-based businesses, including toll and traffic systems and control systems, are generally recognized over time using the input method, primarily utilizing the ratio of costs incurred to total estimated costs, as the measure of performance. For these projects, payment is typically commensurate with certain performance milestones defined in the contract. Retention and down payments are also customary in these contracts. Estimated losses on any projects are recognized as soon as such losses become probable and reasonably estimable. The impact on revenues due to changes in estimates was immaterial for the three and nine months ended September 30, 2018.

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

Deferred revenues - We record deferred revenues when cash payments are received or due in advance of our performance. Our deferred revenues relate primarily to software and related services. In most cases, we recognize these deferred revenues ratably over time as the SaaS or PCS performance obligation is satisfied. The non-current portion of deferred revenue is included in “Other liabilities” in our condensed consolidated balance sheets.

Our unbilled receivables and deferred revenues are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify these balances as current or non-current based on the timing of when we expect to recognize revenue.

Deferred commissions - Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our condensed consolidated balance sheets. At September 30, 2018 and January 1, 2018, we had $25.4 and $20.7 of deferred commissions, respectively. We recognized $6.4 and $17.7 of expense related to deferred commissions in the three and nine months ended September 30, 2018, respectively.

Remaining performance obligations - Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,817.4. We expect to recognize revenue on approximately 60% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

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

STOCKHOLDERS’ EQUITY:
Retained earnings	5,464.6	14.3	5,478.9

Deferred Revenue & Unbilled Receivables
Certain of Roper’s businesses sell perpetual and term licenses of their software to customers in conjunction with other products and services, primarily PCS and implementation services. In some cases, under the previous revenue guidance, vendor-specific objective evidence (“VSOE”) was unavailable for perpetual and term licenses and associated implementation services, and revenue recognition was deferred until all elements were delivered, all services had been performed, or until fair value could be objectively determined. The revenues associated with these licenses and implementation was generally deferred over the contractual term of the PCS services. Under ASC 606, VSOE is no longer a requirement for a deliverable in a multiple-element software arrangement to be considered a separate performance obligation. The reduction in deferred revenues as well as the increase in unbilled receivables is due primarily to the acceleration of revenue recognition associated with certain perpetual and term licenses and associated implementation services as a result of the adoption of ASC 606.

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

2.    Recent Accounting Pronouncements

The FASB establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the ASC. The Company considers the applicability and impact of all ASUs. Any recent ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC 606, which created a single, comprehensive revenue recognition model for all contracts with customers. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 1 of the Condensed Consolidated Financial Statements for details.

In January 2017, the FASB issued an update simplifying the test for goodwill impairment. This update, effective on a prospective basis for goodwill impairment tests performed in fiscal years beginning after December 15, 2019, eliminates Step 2 from the goodwill impairment test. Under the amendments in the update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this update for its annual goodwill impairment testing during the fourth quarter of 2017. The update did not have an impact on the Company’s results of operations, financial position or cash flows.

In August 2016, the FASB issued an update clarifying the classification of certain cash receipts and cash payments in the statement of cash flows. This update, effective for annual reporting periods after December 15, 2017, including interim periods within those annual periods, addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The update did not have an impact on the Company’s results of operations, financial position or cash flows.

Recently Released Accounting Pronouncements

In August 2018, the FASB issued an update which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the update on its results of operations and financial condition.

In February 2016, the FASB issued an update on lease accounting. This update, effective for annual reporting periods after December 15, 2018, including interim periods within those annual periods, provides amendments to current lease accounting. These amendments include the recognition of right-of-use lease assets and lease liabilities on the balance sheet and disclosing other key information about leasing arrangements. We are currently designing and implementing processes, policies, and controls to comply with the update on lease accounting. While we have not yet completed our assessment, we currently believe the primary impact of adoption will be the recognition of a material right-of-use asset and an offsetting lease liability for our real estate leases. We intend to adopt this standard on January 1, 2019 using the modified retrospective transition approach with a cumulative effect adjustment to the opening balance of retained earnings as of the date of adoption.

3.    Earnings Per Share

Basic earnings per share were calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share were calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options based upon the trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method. Weighted average shares outstanding are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic shares outstanding	103.4	102.3	103.2	102.1
Effect of potential common stock:
Common stock awards	1.2	1.4	1.2	1.3
Diluted shares outstanding	104.6	103.7	104.4	103.4

For the three and nine months ended September 30, 2018, there were 0.689 and 0.697 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.475 and 0.487 outstanding stock options that would have been antidilutive in the respective 2017 periods.

4.    Business Acquisitions and Assets and Liabilities Held for Sale

Business Acquisitions

Roper completed six business acquisitions in the nine months ended September 30, 2018, with an aggregate purchase price of $1,188.3, net of cash acquired. The results of operations of the acquired businesses are included in Roper’s condensed consolidated results of operations since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s condensed consolidated results of operations individually or in aggregate.

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

Acquisition of BillBlast - On July 10, 2018, Roper acquired 100% of the shares of BillBlast, a provider of software and ancillary services for the automation of invoicing and reporting for law firms.

The Company initially recorded $663.6 in goodwill and $660.7 of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations are preliminary pending final tax-related adjustments. The amortizable intangible assets include customer relationships of $589.7 (19 year weighted average useful life) and technology of $44.1 (8 year weighted average useful life).

Assets and Liabilities Held for Sale

During the second quarter of 2018, Roper and Thermo Fisher Scientific, Inc. (“Thermo Fisher”) entered into a definitive agreement under which Thermo Fisher will acquire 100% of the shares of Gatan, Inc. (“Gatan”), a wholly owned subsidiary of Roper, for approximately $925.0 in cash. The transaction, which is expected to be completed by the end of 2018, is subject to customary closing conditions, including regulatory approvals. Gatan is reported in the Medical & Scientific Imaging segment.

At September 30, 2018, the assets and liabilities of Gatan were reclassified as held for sale on Roper’s condensed consolidated balance sheet. The Company recognized a deferred tax liability of $10.0 associated with the excess of book basis over tax basis in the shares of Gatan during the second quarter of 2018.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock-based compensation	$27.1	$23.7	$81.1	$67.6
Tax effect recognized in net earnings	5.7	8.3	17.0	23.7

Stock Options - In the nine months ended September 30, 2018, 0.694 options were granted with a weighted average fair value of $57.59 per option. During the same period in 2017, 0.593 options were granted with a weighted average fair value of $40.67 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Nine months ended September 30,
	2018	2017
Risk-free interest rate (%)	2.63	2.03
Expected option life (years)	5.32	5.26
Expected volatility (%)	18.04	18.76
Expected dividend yield (%)	0.59	0.67

Cash received from option exercises for the nine months ended September 30, 2018 and 2017 was $53.8 and $40.4, respectively.

Restricted Stock Awards - During the nine months ended September 30, 2018, 0.372 restricted stock awards were granted with a weighted average grant date fair value of $277.92 per restricted share. During the same period in 2017, 0.389 restricted stock awards were granted with a weighted average grant date fair value of $203.02 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2018, 0.118 restricted awards vested with a weighted average grant date fair value of $182.37 per restricted share and a weighted average vest date fair value of $279.48 per restricted share.

Employee Stock Purchase Plan - Roper’s stock purchase plan allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

During both the nine months ended September 30, 2018 and 2017, participants in the employee stock purchase plan purchased 0.016 shares of Roper’s common stock for total consideration of $4.1 and $3.2, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$136.7	$132.9
Work in process	30.3	27.7
Finished products	81.1	82.4
Inventory reserves	(35.9)	(38.1)
	$212.2	$204.9

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	RF Technology	Medical & Scientific Imaging	Industrial Technology	Energy Systems & Controls	Total
Balances at December 31, 2017	$4,798.9	$3,205.9	$377.5	$438.0	$8,820.3
Additions	663.6	—	—	—	663.6
Goodwill related to assets held for sale	—	(79.3)	—	—	(79.3)
Other	6.3	—	—	—	6.3
Currency translation adjustments	(3.2)	(3.3)	(1.5)	(1.6)	(9.6)
Balances at September 30, 2018	$5,465.6	$3,123.3	$376.0	$436.4	$9,401.3

Other relates primarily to tax purchase accounting and working capital adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,355.2	$(913.7)	$2,441.5
Unpatented technology	544.1	(207.7)	336.4
Software	184.7	(84.8)	99.9
Patents and other protective rights	26.1	(22.7)	3.4
Trade names	6.6	(1.7)	4.9
Assets not subject to amortization:
Trade names	587.7	—	587.7
In process research and development	1.4	—	1.4
Balances at December 31, 2017	$4,705.8	$(1,230.6)	$3,475.2
Assets subject to amortization:
Customer related intangibles	$3,923.8	$(1,060.0)	$2,863.8
Unpatented technology	500.7	(182.9)	317.8
Software	174.7	(90.9)	83.8
Patents and other protective rights	14.8	(12.1)	2.7
Trade names	6.8	(2.7)	4.1
Assets not subject to amortization:
Trade names	613.4	—	613.4
In process research and development	1.4	—	1.4
Balances at September 30, 2018	$5,235.6	$(1,348.6)	$3,887.0

Amortization expense of other intangible assets was $234.9 and $220.7 during the nine months ended September 30, 2018 and 2017, respectively.

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

8.    Debt

On August 28, 2018, the Company completed a public offering of $700.0 aggregate principal amount of 3.65% senior unsecured notes due September 15, 2023 (“2023 Notes”) and $800.0 aggregate principal amount of 4.20% senior unsecured notes due September 15, 2028 (“2028 Notes” and, together with the 2023 Notes, the “Notes”). The net proceeds were used to redeem all of the $500.0 of outstanding 6.25% senior notes due September 1, 2019 (the “2019 Notes”) and a portion of the outstanding amounts under the unsecured credit facility. The Company incurred a debt extinguishment charge in connection with the 2019 Notes redemption of $15.9, which represents the make-whole premium and unamortized deferred financing costs.

The 2023 Notes and 2028 Notes bear interest at a fixed rate of 3.65% and 4.20% per year, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2019.

Roper may redeem some or all of the Notes at any time, or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured indebtedness. The Notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not, and will not be, guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The Company had $800.0 of 2.05% senior notes mature on October 1, 2018. The Company used borrowings from its unsecured credit facility to repay these notes at maturity.

9.    Fair Value of Financial Instruments

Roper’s debt at September 30, 2018 included $4,900 of fixed-rate senior notes with the following fair values:

$800 2.050% senior notes due 2018	800
$600 3.000% senior notes due 2020	597
$500 2.800% senior notes due 2021	490
$500 3.125% senior notes due 2022	488
$700 3.650% senior notes due 2023	697
$300 3.850% senior notes due 2025	295
$700 3.800% senior notes due 2026	683
$800 4.200% senior notes due 2028	795

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

Roper or its subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims, it is not possible to determine the potential liability, if any. In April 2018, a stockholder derivative complaint was filed in Sarasota County, Florida against the Company, nominally, and its directors and former chairman & chief executive officer (“CEO”), alleging the directors breached their fiduciary duties and were unjustly enriched by the compensation earned by the nonexecutive directors and the CEO in 2015 and 2016. A motion to dismiss the complaint is pending.

Roper’s consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the nine months ended September 30, 2018 is presented below:

Balance at December 31, 2017	$10.6
Additions charged to costs and expenses	6.7
Deductions	(7.0)
Warranty related to liabilities held for sale	(1.0)
Other	(0.1)
Balance at September 30, 2018	$9.2

11.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Net revenues
RF Technology	$560.4	$480.6	16.6%	$1,579.4	$1,370.7	15.2%
Medical & Scientific Imaging	380.0	343.6	10.6%	1,120.0	1,042.6	7.4%
Industrial Technology	229.5	200.4	14.5%	677.2	576.7	17.4%
Energy Systems & Controls	148.8	135.3	10.0%	438.3	390.9	12.1%
Total	$1,318.7	$1,159.9	13.7%	$3,814.9	$3,380.9	12.8%
Gross profit:
RF Technology	$363.5	$298.9	21.6%	$1,009.6	$830.1	21.6%
Medical & Scientific Imaging	273.2	247.1	10.6%	799.8	753.1	6.2%
Industrial Technology	117.0	102.1	14.6%	344.4	293.4	17.4%
Energy Systems & Controls	86.3	78.3	10.2%	252.6	223.1	13.2%
Total	$840.0	$726.4	15.6%	$2,406.4	$2,099.7	14.6%
Operating profit*:
RF Technology	$165.6	$134.2	23.4%	$443.5	$342.7	29.4%
Medical & Scientific Imaging	132.8	115.5	15.0%	379.1	356.6	6.3%
Industrial Technology	74.2	62.2	19.3%	214.0	174.1	22.9%
Energy Systems & Controls	46.3	36.4	27.2%	123.4	99.5	24.0%
Total	$418.9	$348.3	20.3%	$1,160.0	$972.9	19.2%
Long-lived assets:
RF Technology	$93.0	$81.9	13.6%
Medical & Scientific Imaging	40.0	43.8	(8.7)%
Industrial Technology	30.3	32.2	(5.9)%
Energy Systems & Controls	9.8	9.5	3.2%
Total	$173.1	$167.4	3.4%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $41.4 and $37.5 for the three months ended September 30, 2018 and 2017, respectively, and $128.0 and $109.6 for the nine months ended September 30, 2018 and 2017, respectively.

12.    Contract Balances

Contract balances are set forth in the following table:

Balance Sheet Account	September 30, 2018	January 1, 2018	Change
Unbilled receivables - current & non-current (1)	$176.1	$149.1	$27.0
Contract liabilities - current (2)	(649.1)	(605.5)	(43.6)
Deferred revenue - non-current	(30.8)	(31.8)	1.0
Net contract assets/(liabilities)	$(503.8)	$(488.2)	$(15.6)
(1) Non-current unbilled receivables are reported in “Other assets” in our condensed consolidated balance sheets.
(2) Consists of “Deferred revenue,” billings in-excess of revenues (“BIE”) and customer deposits. BIE and customer deposits are reported in “Other accrued liabilities” in our condensed consolidated balance sheets.

The change in our net contract assets/(liabilities) from January 1, 2018 to September 30, 2018 was due primarily to the timing of payments and invoicing relating to SaaS and PCS renewals, partially offset by revenues recognized in the three and nine months ended September 30, 2018 of $91.8 and $555.3, respectively, related to our contract liability balances at January 1, 2018. In addition, the impact of the 2018 business acquisitions increased net contract liabilities by $26.0, partially offset by the classification of Gatan as held for sale, which decreased net contract liabilities by $12.8.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue, BIE or customer deposit balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three and nine months ended September 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”) as filed on February 23, 2018 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement.

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our internal operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, timing and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

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

Overview

Roper Technologies, Inc. (“Roper,” “we,” “us” or “our”) is a diversified technology company. We operate businesses that design and develop software (both license and software-as-a-service) and engineered products and solutions for a variety of niche end markets.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated. Percentages are the particular line item shown as a percentage of net revenues.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenues:
RF Technology	$560.4	$480.6	$1,579.4	$1,370.7
Medical & Scientific Imaging	380.0	343.6	1,120.0	1,042.6
Industrial Technology	229.5	200.4	677.2	576.7
Energy Systems & Controls	148.8	135.3	438.3	390.9
Total	$1,318.7	$1,159.9	$3,814.9	$3,380.9
Gross margin:
RF Technology	64.9%	62.2%	63.9%	60.6%
Medical & Scientific Imaging	71.9	71.9	71.4	72.2
Industrial Technology	51.0	50.9	50.9	50.9
Energy Systems & Controls	58.0	57.9	57.6	57.1
Total	63.7	62.6	63.1	62.1
Selling, general and administrative expenses:
RF Technology	35.3%	34.3%	35.8%	35.6%
Medical & Scientific Imaging	36.9	38.3	37.6	38.0
Industrial Technology	18.6	19.9	19.3	20.7
Energy Systems & Controls	26.9	31.0	29.5	31.6
Total	31.9	32.6	32.7	33.3
Segment operating margin:
RF Technology	29.6%	27.9%	28.1%	25.0%
Medical & Scientific Imaging	34.9	33.6	33.8	34.2
Industrial Technology	32.3	31.0	31.6	30.2
Energy Systems & Controls	31.1	26.9	28.2	25.5
Total	31.8	30.0	30.4	28.8
Corporate administrative expenses	(3.1)	(3.2)	(3.4)	(3.2)
Income from operations	28.6	26.8	27.1	25.5
Interest expense, net	(3.7)	(3.9)	(3.5)	(4.1)
Loss on debt extinguishment	(1.2)	—	(0.4)	—
Other income, net	(0.1)	(0.1)	—	0.2
Earnings before income taxes	23.6	22.8	23.1	21.6
Income taxes	(4.9)	(6.4)	(5.1)	(6.0)
Net earnings	18.8%	16.4%	18.0%	15.6%

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net revenues for the three months ended September 30, 2018 increased by 13.7% as compared to the three months ended September 30, 2017. The increase was the result of organic growth of 9.7%, acquisition contribution of 4.4%, and a negative foreign exchange impact of 0.4%.

In our RF Technology segment, revenues were $560.4 in the third quarter of 2018 as compared to $480.6 in the third quarter of 2017, an increase of 17%. Organic revenues increased 6% and acquisitions accounted for 11% of our growth. The growth in organic revenues was due primarily to our software businesses, including the non-recurrence of purchase accounting adjustments to acquired deferred revenues in the third quarter of 2017 associated with our 2016 Deltek and ConstructConnect acquisitions. Gross margin increased to 64.9% in the third quarter of 2018 as compared to 62.2% in the third quarter of 2017 due to an increased percentage of revenues at our software businesses, which have higher gross margins, including a net reduction in purchase accounting adjustments. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 35.3% in the third quarter of 2018 as compared to 34.3% in the third quarter of 2017 due primarily to an increased percentage of revenues at our software businesses, which have a higher SG&A expense structure, including amortization of acquired intangibles. The resulting operating margin was 29.6% in the third quarter of 2018 as compared to 27.9% in the third quarter of 2017.

Our Medical & Scientific Imaging segment revenues increased by 11% to $380.0 in the third quarter of 2018 as compared to $343.6 in the third quarter of 2017, all of which was attributable to organic growth. The growth in organic revenues was due primarily to broad-based growth in our medical products and imaging businesses. Gross margin remained unchanged at 71.9% in the third quarter of 2018 as compared to the third quarter of 2017, due primarily to operating leverage on higher revenues at our medical products businesses, offset primarily by growth in our lower margin imaging businesses. SG&A expenses as a percentage of revenues decreased to 36.9% in the third quarter of 2018 as compared to 38.3% in the third quarter of 2017 due primarily to operating leverage on higher revenues at our imaging businesses. As a result, operating margin was 34.9% in the third quarter of 2018 as compared to 33.6% in the third quarter of 2017.

Our Industrial Technology segment revenues increased by 15% to $229.5 in the third quarter of 2018 as compared to $200.4 in the third quarter of 2017, all of which was attributable to organic growth. The growth in organic revenues was due primarily to our water meter technology and fluid handling businesses. Gross margin increased to 51.0% in the third quarter of 2018 as compared to 50.9% in the third quarter of 2017 and SG&A expenses as a percentage of revenues decreased to 18.6% in the third quarter of 2018 as compared to 19.9% in the third quarter of 2017, both of which were due primarily to operating leverage on higher revenues. The resulting operating margin was 32.3% in the third quarter of 2018 as compared to 31.0% in the third quarter of 2017.

Our Energy Systems & Controls segment revenues increased by 10% to $148.8 in the third quarter of 2018 as compared to $135.3 in the third quarter of 2017. Organic revenues increased by 11% and the negative foreign exchange impact was 1%. The increase in organic revenues was due to broad-based growth in our businesses serving energy and industrial end markets. Gross margin increased to 58.0% in the third quarter of 2018 as compared to 57.9% in the third quarter of 2017 and SG&A expenses as a percentage of revenues decreased to 26.9% in the third quarter of 2018 as compared to 31.0% in the third quarter of 2017, both of which were due primarily to operating leverage on higher revenues. As a result, operating margin was 31.1% in the third quarter of 2018 as compared to 26.9% in the third quarter of 2017.

Corporate expenses increased to $41.4, or 3.1% of revenues, in the third quarter of 2018 as compared to $37.5, or 3.2% of revenues, in the third quarter of 2017. The dollar increase was due primarily to equity compensation as a result of increases in our common stock price.

Net interest expense was $48.4 for the third quarter of 2018 as compared to $45.5 for the third quarter of 2017 due to higher weighted average interest rates, partially offset by lower weighted average debt balances.

Loss on debt extinguishment of $15.9 for the third quarter of 2018, incurred in connection with the 2019 Notes redemption, was composed of the early redemption premium and the remaining unamortized deferred financing costs.

Other expense, net, of $1.6 and $0.7 for the third quarter of 2018 and 2017, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 20.5% in the third quarter of 2018 as compared to 28.1% in the third quarter of 2017. The rate was favorably impacted primarily due the reduction in U.S. federal corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act of 2017 (“the Tax Act”), partially offset by the elimination or limitation of various deductions, most notably the domestic manufacturing deduction.

As of December 31, 2017, the Company’s accounting under ASC 740, Income Taxes, was incomplete for certain income tax effects of the Tax Act. Accordingly, the Company reported provisional amounts where it was able to determine a reasonable estimate and reported no amount where it was unable to determine a reasonable estimate. Adjustments to these provisional amounts totaled a $3.3 benefit during the three months ended September 30, 2018. The benefit was due primarily to a reduction of the provisional liability associated with the one-time mandatory repatriation tax, partially offset by an increase of the provisional liability associated with our indefinite reinvestment assertion on foreign earnings. All provisional estimates remain subject to adjustment until the end of the measurement period.

Order backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Order backlog increased 6% to $1,694.4 at September 30, 2018 as compared to $1,592.8 at September 30, 2017, 5% of which was attributable to acquisitions.

	Order backlog as of
	September 30,
	2018	2017

RF Technology	$997.0	$956.3
Medical & Scientific Imaging	477.2	441.5
Industrial Technology	117.4	98.5
Energy Systems & Controls	102.8	96.5
Total	$1,694.4	$1,592.8

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net revenues for the nine months ended September 30, 2018 increased by 12.8% as compared to the nine months ended September 30, 2017. The increase was the result of organic growth of 9.4%, a net effect from acquisitions and divestitures of 2.6%, and foreign exchange benefit of 0.9%.

In our RF Technology segment, revenues were $1,579.4 in the nine months ended September 30, 2018 as compared to $1,370.7 in the nine months ended September 30, 2017, an increase of 15%. Organic revenues increased 9% and acquisitions accounted for 6% of our growth. The growth in organic revenues was due primarily to our software businesses, including the non-recurrence of purchase accounting adjustments to acquired deferred revenues in the nine months ended September 30, 2017 associated with our 2016 Deltek and ConstructConnect acquisitions. Gross margin increased to 63.9% in the nine months ended September 30, 2018 as compared to 60.6% in the nine months ended September 30, 2017, due to increased percentage of revenues at our software businesses, which have higher gross margins, including the net reduction of purchase accounting adjustments. SG&A expenses as a percentage of revenues in the nine months ended September 30, 2018 increased to 35.8% as compared to 35.6% in the nine months ended September 30, 2017 due primarily to an increased percentage of revenues at our software businesses, which have a higher SG&A expense structure, including amortization of acquired intangibles, largely offset by operating leverage on higher revenues. The resulting operating margin was 28.1% in the nine months ended September 30, 2018 as compared to 25.0% in the nine months ended September 30, 2017.

Our Medical & Scientific Imaging segment revenues increased by 7% to $1,120.0 in the nine months ended September 30, 2018 as compared to $1,042.6 in the nine months ended September 30, 2017. Organic revenues increased 7% and the foreign exchange benefit was 1%. Organic revenue growth was due primarily to broad-based growth in our imaging and medical products businesses. Gross margin decreased to 71.4% in the nine months ended September 30, 2018 as compared to 72.2% in the nine months ended September 30, 2017 due primarily to an unfavorable sales mix within our software businesses. SG&A expenses as a percentage of revenues decreased to 37.6% in the nine months ended September 30, 2018 as compared to 38.0% in the nine months ended September 30, 2017 due primarily to operating leverage on higher revenues at our imaging businesses, partially offset by increased software development and selling expenses at certain of our software businesses. As a result, operating margin was 33.8% in the nine months ended September 30, 2018 as compared to 34.2% in the nine months ended September 30, 2017.

Our Industrial Technology segment revenues increased by 17% to $677.2 in the nine months ended September 30, 2018 as compared to $576.7 in the nine months ended September 30, 2017. Organic revenues increased 16% and the foreign exchange benefit was 1%. The growth in organic revenues was due primarily to our fluid handling and water meter technology businesses. Gross margin remained unchanged in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 at 50.9%. SG&A expenses as a percentage of revenues decreased to 19.3% in the nine months ended September 30, 2018 as compared to 20.7% in the nine months ended September 30, 2017 due to operating leverage on higher revenues. The resulting operating margin was 31.6% in the nine months ended September 30, 2018 as compared to 30.2% in the nine months ended September 30, 2017.

Our Energy Systems & Controls segment revenues increased by 12% to $438.3 in the nine months ended September 30, 2018 as compared to $390.9 in the nine months ended September 30, 2017. Organic revenues increased by 9%, acquisitions, net of dispositions, accounted for 1% and the foreign exchange benefit was 2%. The increase in organic revenues was due to broad-based growth in our businesses serving energy and industrial end markets. Gross margin increased to 57.6% in the nine months ended September 30, 2018 as compared to 57.1% in the nine months ended September 30, 2017, and SG&A expenses as a percentage of revenues decreased to 29.5% in the nine months ended September 30, 2018 as compared to 31.6% in the nine months ended September 30, 2017, both of which were due to operating leverage on higher revenues. As a result, operating margin was 28.2% in the nine months ended September 30, 2018 as compared to 25.5% in the nine months ended September 30, 2017.

Corporate expenses increased to $128.0, or 3.4% of revenues, in the nine months ended September 30, 2018 as compared to $109.6, or 3.2% of revenues, in the nine months ended September 30, 2017. The increase was due primarily to (i) increased equity compensation as a result of increases in our common stock price and (ii) acquisition-related expenses.

Net interest expense was $134.8 for the nine months ended September 30, 2018 as compared to $137.2 for the nine months ended September 30, 2017 due to lower weighted average debt balances, partially offset by higher weighted average interest rates.

Other expense, net, of $1.0 for the nine months ended September 30, 2018 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other income, net, of $5.2 for the nine months ended September 30, 2017 was composed primarily of a $9.4 gain on sale of a product line in our Energy Systems & Controls segment, partially offset by foreign exchange losses at our non-U.S. subsidiaries and a $1.8 impairment charge on a minority investment.

Income taxes as a percent of pretax earnings decreased to 21.9% in the nine months ended September 30, 2018 as compared to 27.8% in the nine months ended September 30, 2017. The rate was favorably impacted primarily due the reduction in U.S. federal corporate income tax rate from 35% to 21% resulting from the Tax Act, partially offset by the elimination or limitation of various deductions, most notably the domestic manufacturing deduction. In addition, the rate was favorably impacted due to the recognition of excess tax benefits associated with equity compensation of $28.7 in the nine months ended September 30, 2018 as compared to $17.0 in the nine months ended September 30, 2017, largely offset by the recognition of a deferred tax liability of $10.0 on the excess of Gatan’s book basis over our tax basis in the shares.

As of December 31, 2017, the Company’s accounting under ASC 740, Income Taxes, was incomplete for certain income tax effects of the Tax Act. Accordingly, the Company reported provisional amounts where it was able to determine a reasonable estimate, and reported no amount where it was unable to determine a reasonable estimate. Adjustments to these provisional amounts totaled a $2.4 benefit during the nine months ended September 30, 2018. The benefit was due primarily to a reduction of the provisional liability associated with the one-time mandatory repatriation tax, partially offset by an increase of the provisional liability associated with our indefinite reinvestment assertion on foreign earnings. All provisional estimates remain subject to adjustment until the end of the measurement period.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
Cash provided by/(used in):	2018	2017
Operating activities	$966.0	$865.7
Investing activities	(1,230.4)	(128.3)
Financing activities	(40.8)	(950.2)

Operating activities - Net cash provided by operating activities increased by 11.6% to $966.0 in the nine months ended September 30, 2018 as compared to $865.7 in the nine months ended September 30, 2017 due primarily to higher net income net of non-cash charges, partially offset by a higher investment in working capital.

Investing activities - Cash used in investing activities during the nine months ended September 30, 2018 was primarily for business acquisitions, most notably PowerPlan, and to a much lesser extent capital expenditures. Cash used in investing activities during the nine months ended September 30, 2017 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities for the nine months ended September 30, 2018 was primarily due to the redemption of our 2019 Notes and net repayments on our unsecured credit facility, as well as dividend payments, largely offset by net proceeds from the issuance of the 2023 Notes and the 2028 Notes as well as proceeds from stock option exercises. Cash used in financing activities during the nine months ended September 30, 2017 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by proceeds from stock option exercises.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the nine months ended September 30, 2018 by $2.7 due primarily to the strengthening of the U.S. dollar against the Canadian dollar. Cash and cash equivalents increased during the nine months ended September 30, 2017 by $61.2 due primarily to the strengthening of functional currencies of our European and Canadian subsidiaries against the U.S. dollar.

Total debt at September 30, 2018 consisted of the following:

$800 2.050% senior notes due 2018	800.0
$600 3.000% senior notes due 2020	600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$700 3.650% senior notes due 2023	700.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
$800 4.200% senior notes due 2028	800.0
Unsecured credit facility	340.0
Deferred finance costs	(27.6)
Other	3.5
Total debt, net of deferred finance costs	5,215.9
Less current portion	801.6
Long-term debt, net of deferred finance costs	$4,414.3

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2018, there were $340.0 outstanding borrowings under our unsecured credit facility. At September 30, 2018, we had $3.5 of other debt in the form of capital leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $78.5 of outstanding letters of credit.

Cash at our foreign subsidiaries at September 30, 2018 decreased to $328.2 as compared to $591.5 at December 31, 2017 primarily due to the repatriation of historical foreign earnings subject to the deemed repatriation tax under the Tax Act. We intend to repatriate the remainder of these historical earnings and substantially all future foreign earnings, subject to any change in U.S. tax law.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2018.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $73.1 at September 30, 2018 as compared to negative $140.4 at December 31, 2017, reflecting an increase in working capital due primarily to increases in unbilled receivables and accounts receivable, partially offset primarily due to increased deferred revenue. Total debt was $5,215.9 at September 30, 2018 as compared to $5,155.5 at December 31, 2017 due to the issuance of the 2023 Notes and the 2028 Notes, largely offset by the redemption of the 2019 Notes and net repayments on our unsecured credit facility. Our leverage is shown in the following table:

	September 30, 2018	December 31, 2017
Total debt	$5,215.9	$5,155.5
Cash	(363.4)	(671.3)
Net debt	4,852.5	4,484.2
Stockholders’ equity	7,554.9	6,863.6
Total net capital	$12,407.4	$11,347.8

Net debt / total net capital	39.1%	39.5%

Capital expenditures were $34.2 for the nine months ended September 30, 2018 as compared to $35.9 for the nine months ended September 30, 2017. Capitalized software expenditures were $7.2 for the nine months ended September 30, 2018 as compared to $8.0 for the nine months ended September 30, 2017. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no significant changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (“Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation as of the Evaluation Date, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

For information regarding factors that could affect our business, financial condition and results of operations, see the risk factors discussion in Item 1A of our Annual Report. See also “Information About Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 6.                  EXHIBITS

4.1	Form of 3.650% Senior Notes due 2023, incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 28, 2018.

4.2	Form of 4.200% Senior Notes due 2028 (included in Exhibit 4.1).

10.1	Form of director and officer indemnification agreement

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	November 5, 2018
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	November 5, 2018
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	November 5, 2018
Jason Conley	(Principal Accounting Officer)