Form 10-Q
period 2019-03-31
ROPER TECHNOLOGIES INC
filed 2019-05-03
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.

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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☑ No
----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	ROP	New York Stock Exchange

The number of shares outstanding of the Registrant’s common stock as of April 26, 2019 was 103,841,015.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2019	2018
Net revenues	$1,287.2	$1,202.5
Cost of sales	476.6	452.0
Gross profit	810.6	750.5

Selling, general and administrative expenses	464.2	450.3
Income from operations	346.4	300.2

Interest expense, net	43.7	43.2
Other income/(expense), net	(3.1)	(1.7)
Gain on disposal of business	119.6	—

Earnings before income taxes	419.2	255.3

Income taxes	49.6	44.0

Net earnings	$369.6	$211.3

Net earnings per share:
Basic	$3.57	$2.05
Diluted	$3.53	$2.03

Weighted average common shares outstanding:
Basic	103.6	102.9
Diluted	104.7	104.2

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2019	2018
Net earnings	$369.6	$211.3

Other comprehensive income, net of tax:
Foreign currency translation adjustments	28.7	57.8
Total other comprehensive income, net of tax	28.7	57.8

Comprehensive income	$398.3	$269.1

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2019	December 31, 2018
ASSETS:

Cash and cash equivalents	$392.5	$364.4
Accounts receivable, net	629.3	700.8
Inventories, net	207.5	190.8
Income taxes receivable	18.5	21.7
Unbilled receivables	194.4	169.4
Other current assets	91.5	80.0
Current assets held for sale	52.3	83.6
Total current assets	1,586.0	1,610.7

Property, plant and equipment, net	132.2	128.7
Goodwill	9,365.4	9,346.8
Other intangible assets, net	3,766.8	3,842.1
Deferred taxes	93.0	52.2
Other assets	375.4	101.1
Assets held for sale	95.3	167.9

Total assets	$15,414.1	$15,249.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$172.6	$165.3
Accrued compensation	164.3	248.3
Deferred revenue	691.1	677.9
Other accrued liabilities	298.0	258.0
Income taxes payable	78.7	58.3
Other short-term debt	14.1	—
Current portion of long-term debt, net	1.7	1.5
Current liabilities held for sale	24.2	38.9
Total current liabilities	1,444.7	1,448.2

Long-term debt, net of current portion	4,487.0	4,940.2
Deferred taxes	920.5	931.1
Other liabilities	416.6	191.5
Liabilities held for sale	7.9	—
Total liabilities	7,276.7	7,511.0

Commitments and contingencies (Note 9)

Common stock	1.1	1.1
Additional paid-in capital	1,799.9	1,751.5
Retained earnings	6,569.4	6,247.7
Accumulated other comprehensive loss	(214.6)	(243.3)
Treasury stock	(18.4)	(18.5)
Total stockholders’ equity	8,137.4	7,738.5

Total liabilities and stockholders’ equity	$15,414.1	$15,249.5

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$369.6	$211.3
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	11.7	12.6
Amortization of intangible assets	82.9	75.3
Amortization of deferred financing costs	1.7	1.6
Non-cash stock compensation	25.3	26.0
Gain on disposal of business, net of associated income tax	(89.6)	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	88.9	17.3
Unbilled receivables	(25.3)	(10.5)
Inventories	(19.5)	(9.0)
Accounts payable and accrued liabilities	(92.8)	(45.9)
Deferred revenue	11.9	26.3
Income taxes, excluding tax associated with gain on disposal of businesses	(17.6)	(13.8)
Cash tax paid for gain on disposal of businesses	(39.4)	—
Other, net	(17.5)	(9.5)
Cash provided by operating activities	290.3	281.7

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3.2)	(38.9)
Capital expenditures	(15.8)	(9.7)
Capitalized software expenditures	(2.0)	(1.9)
Proceeds from disposal of business	220.4	—
Other, net	(2.2)	(1.0)
Cash from (used in) investing activities	197.2	(51.5)

Cash flows from financing activities:
Payments under revolving line of credit, net	(455.0)	(535.0)
Cash dividends to stockholders	(47.7)	(42.1)
Proceeds from stock-based compensation, net	22.0	23.8
Treasury stock sales	2.2	1.6
Other	14.2	0.1
Cash used in financing activities	(464.3)	(551.6)

Effect of foreign currency exchange rate changes on cash	4.9	16.3

Net increase (decrease) in cash and cash equivalents	28.1	(305.1)

Cash and cash equivalents, beginning of period	364.4	671.3

Cash and cash equivalents, end of period	$392.5	$366.2

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2018	$1.1	$1,751.5	$6,247.7	$(243.3)	$(18.5)	$7,738.5

Net earnings	—	—	369.6	—	—	369.6
Stock option exercises	—	36.8	—	—	—	36.8
Treasury stock sold	—	2.1	—	—	0.1	2.2
Currency translation adjustments	—	—	—	28.7	—	28.7
Stock-based compensation	—	24.3	—	—	—	24.3
Restricted stock activity	—	(14.8)	—	—	—	(14.8)
Dividends declared ($0.4625 per share)	—	—	(47.9)	—	—	(47.9)
Balances at March 31, 2019	$1.1	$1,799.9	$6,569.4	$(214.6)	$(18.4)	$8,137.4

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balances at December 31, 2017	$1.0	$1,602.9	$5,464.6	$(186.2)	$(18.7)	$6,863.6

Adoption of ASC 606	—	—	14.3	—	—	14.3
Net earnings	—	—	211.3	—	—	211.3
Stock option exercises	—	29.1	—	—	—	29.1
Treasury stock sold	—	1.5	—	—	0.1	1.6
Currency translation adjustments	—	—	—	57.8	—	57.8
Stock-based compensation	—	25.7	—	—	—	25.7
Restricted stock activity	—	(5.3)	—	—	—	(5.3)
Dividends declared ($0.4125 per share)	—	—	(42.6)	—	—	(42.6)
Balances at March 31, 2018	$1.0	$1,653.9	$5,647.6	$(128.4)	$(18.6)	$7,155.5

See accompanying notes to condensed consolidated financial statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K (“Annual Report”) filed on February 25, 2019 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Changes in Segment Reporting Structure

During the first quarter of 2019, we implemented a realignment of our reportable segment structure. The new reportable segments continue to provide a transparent view into Roper’s operations and capital deployment objectives. The Company’s new reporting segment structure reinforces Roper’s diversified, niche market strategy by reporting based upon business models instead of end markets. The four new reportable segments (and businesses within each) are as follows:

–	Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, Horizon, IntelliTrans, PowerPlan, Strata, Sunquest

–	Network Software & Systems - ConstructConnect, DAT, Inovonics, iTradeNetwork, Link Logistics, MHA, RF IDeas, SHP, SoftWriters, TransCore

–
Measurement & Analytical Solutions - Alpha, CIVCO Medical Solutions, CIVCO Radiotherapy, Dynisco, FMI, Gatan, Hansen, Hardy, IPA, Logitech, Neptune, Northern Digital, Struers, Technolog, Uson, Verathon

–	Process Technologies - AMOT, CCC, Cornell, FTI, Metrix, PAC, Roper Pump, Viatran, Zetec

The day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above.

Accounting Policies Update

The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases (“ASC 842”), as of January 1, 2019 using the cumulative effect transition method for leases in existence as of the date of adoption.

Our accounting policies are detailed in Note 1 of the Notes to Consolidated Financial Statements of our Annual Report. Changes to our accounting policies as a result of adopting ASC 842 are as follows:

Leases - The Company adopted ASC 842 on January 1, 2019 using the cumulative effect transition method for leases in existence as of the date of adoption. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the previous guidance of ASC 840, Leases (“ASC 840”). The adoption of ASC 842 represents a change in accounting principle that recognizes right-of-use (“ROU”) assets and lease liabilities arising from all leases based on the present value of future minimum lease payments over the lease term. Consistent with ASC 840, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s adoption of ASC 842 had no impact on our condensed consolidated statement of earnings or our condensed consolidated statement of cash flows.

We elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed us: (i) to carry forward the historical lease classification, (ii) not to reassess whether any existing contract contains a lease and (iii) not to reassess initial direct costs for existing leases.

Operating leases are classified as non-current operating lease ROU assets and current and non-current operating lease liabilities on our condensed consolidated balance sheet. Finance leases are not material.

Adoption of ASC 842 resulted in the recognition of operating lease ROU assets and total operating lease liabilities of $274.0 and $282.7, respectively, as of January 1, 2019. Certain of the ROU assets and total operating lease liabilities have been reclassified within the held for sale line items on the condensed consolidated balance sheet related to the classification of Gatan and the Imaging businesses (collectively, the “Scientific Imaging” businesses) as held for sale. The difference between the operating lease ROU assets and total operating lease liabilities is the reclassification of previously recognized deferred rent liabilities against operating lease ROU assets. The adoption of ASC 842 did not result in an adjustment to retained earnings and it did not impact our deferred tax assets or liabilities.

The Company’s operating leases are primarily for real property in support of our business operations. Although many of our leases contain renewal options, we generally are not reasonably certain to exercise these options at the commencement date. Accordingly, renewal options are generally not included in the lease term for determining the ROU asset and lease liability at commencement.

Variable lease payments generally depend on an inflation-based index and such payments are not included in the original estimate of the lease liability. These variable lease payments are not material.

Discount rates are determined based on Roper’s incremental borrowing rate as our leases generally do not provide an implicit rate.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, which included the recognition of right-of-use lease assets and lease liabilities on the balance sheet and disclosing other key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2019 using the cumulative effect transition method for leases in existence as of the date of adoption. See Note 1 of the Condensed Consolidated Financial Statements for details.

In May 2014, the FASB issued ASC 606, which created a single, comprehensive revenue recognition model for all contracts with customers. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method resulting in a $14.3 increase to beginning retained earnings.

Recently Released Accounting Pronouncements

In August 2018, the FASB issued an update which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of this update on its results of operations and financial condition.

In June 2016, the FASB issued an update which amends the measurement of credit losses on financial instruments by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This update is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of this update on its results of operations and financial condition.

3.    Weighted Average Shares Outstanding

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

	Three months ended March 31,
	2019	2018
Basic shares outstanding	103.6	102.9
Effect of potential common stock:
Common stock awards	1.1	1.3
Diluted shares outstanding	104.7	104.2

For the three months ended March 31, 2019, there were 1.381 outstanding stock options, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.634 outstanding stock options that would have been antidilutive in the respective 2018 period.

4.    Business Acquisition and Assets and Liabilities Held for Sale

During the first quarter of 2019 Roper reached a definitive agreement to acquire Foundry in an all-cash transaction valued at £410.0 (GBP). On April 18, 2019, Roper acquired 100% of the shares of Foundry, a leading provider of software technologies used to deliver award-winning visual effects and 3D content for the entertainment, visualization, and digital design industries. We will include the results of Foundry beginning in our second quarter 2019 condensed consolidated financial statements within our Network Software & Systems reportable segment.

Assets and Liabilities Held for Sale

During the second quarter of 2018, Roper and Thermo Fisher Scientific, Inc. (“Thermo Fisher”) entered into a definitive agreement under which Thermo Fisher will acquire 100% of the shares of Gatan, Inc. (“Gatan”), a wholly owned subsidiary of Roper, for approximately $925.0 in cash. The transaction, which is expected to be completed in 2019, is subject to customary closing conditions, including regulatory approvals. Gatan is reported in the Measurement & Analytical Solutions segment.

At December 31, 2018 and March 31, 2019, the assets and liabilities of Gatan were classified as held for sale on Roper’s condensed consolidated balance sheets. The Company recognized a deferred tax liability of $10.0 associated with the excess of book basis over tax basis in the shares of Gatan during 2018.

The Company closed on its sale of Princeton Instruments, Photometrics, Lumenera, and other brands (collectively, the “Imaging” businesses) to Teledyne Incorporated on February 5, 2019 for approximately $225.0 in cash. The results of the Imaging businesses are reported in the Measurement & Analytical Solutions segment through such date. The sale resulted in a pretax gain of $119.6, which is reported within “Gain on disposal of business” in the condensed consolidated statement of earnings. In addition, we recognized income tax expense of $30.0 in connection with the sale, which is included within “Income taxes” in the condensed consolidated statement of earnings. The assets and liabilities of the Imaging businesses were classified as held for sale on Roper’s condensed consolidated balance sheet at December 31, 2018.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended March 31,
	2019	2018
Stock-based compensation	$25.3	$26.0
Tax effect recognized in net earnings	5.3	5.5

Stock Options - In the three months ended March 31, 2019, 0.686 options were granted with a weighted average fair value of $67.61 per option. During the same period in 2018, 0.614 options were granted with a weighted average fair value of $57.39 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Three months ended March 31,
	2019	2018
Risk-free interest rate (%)	2.44	2.61
Expected option life (years)	5.41	5.32
Expected volatility (%)	19.24	18.00
Expected dividend yield (%)	0.59	0.59

Cash received from option exercises for the three months ended March 31, 2019 and 2018 was $36.8 and $29.1, respectively.

Restricted Stock Grants - During the three months ended March 31, 2019, the Company granted 0.258 shares with a weighted average grant date fair value of $309.02 per restricted share. During the same period in 2018, the Company granted 0.298 shares with a weighted average grant date fair value of $277.15 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2019, 0.147 restricted shares vested with a weighted average grant date fair value of $180.62 per restricted share and a weighted average vest date fair value of $303.78 per restricted share.

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

During the three months ended March 31, 2019 and 2018, participants in the employee stock purchase plan purchased 0.008 and 0.006 shares of Roper’s common stock for total consideration of $2.2 and $1.6, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$128.8	$120.3
Work in process	30.7	26.2
Finished products	79.3	74.6
Inventory reserves	(31.3)	(30.3)
	$207.5	$190.8

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement &Analytical Solutions	Process Technologies	Total
Balances at December 31, 2018	$5,236.1	$2,623.7	$1,174.7	$312.3	$9,346.8
Additions	—	—	—	—	—
Goodwill related to assets held for sale	—	—	—	—	—
Other	1.0	—	—	—	1.0
Currency translation adjustments	10.3	0.7	4.7	1.9	17.6
Balances at March 31, 2019	$5,247.4	$2,624.4	$1,179.4	$314.2	$9,365.4

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,926.8	$(1,083.6)	$2,843.2
Unpatented technology	504.0	(199.5)	304.5
Software	172.0	(93.2)	78.8
Patents and other protective rights	9.7	(7.5)	2.2
Trade names	7.3	(2.8)	4.5
Assets not subject to amortization:
Trade names	608.9	—	608.9
Balances at December 31, 2018	$5,228.7	$(1,386.6)	$3,842.1

Assets subject to amortization:
Customer related intangibles	$3,931.7	$(1,144.4)	$2,787.3
Unpatented technology	505.0	(218.6)	286.4
Software	172.3	(97.9)	74.4
Patents and other protective rights	12.1	(7.8)	4.3
Trade names	7.9	(3.1)	4.8
Assets not subject to amortization:
Trade names	609.6	—	609.6
Balances at March 31, 2019	$5,238.6	$(1,471.8)	$3,766.8

Amortization expense of other intangible assets was $82.6 and $75.1 during the three months ended March 31, 2019 and 2018, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2019. The Company will perform the annual analysis during the fourth quarter of 2019.

8.    Fair Value of Financial Instruments

Roper’s debt at March 31, 2019 included $4,100 of fixed-rate senior notes with the following fair values:

$600 3.000% senior notes due 2020	602
$500 2.800% senior notes due 2021	499
$500 3.125% senior notes due 2022	503
$700 3.650% senior notes due 2023	716
$300 3.850% senior notes due 2025	308
$700 3.800% senior notes due 2026	708
$800 4.200% senior notes due 2028	831

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

Roper’s consolidated financial statements include accruals for potential product liability and warranty claims based on its claims experience. Such costs are accrued at the time revenue is recognized. A summary of the warranty accrual activity for the three months ended March 31, 2019 is presented below:

Balance at December 31, 2018	$9.3
Additions charged to costs and expenses	3.3
Deductions	(2.7)
Balance at March 31, 2019	$9.9

10.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended March 31,
	2019	2018	Change %
Net revenues:
Application Software	$381.2	$323.9	17.7%
Network Software & Systems	345.7	313.9	10.1%
Measurement & Analytical Solutions	401.8	404.0	(0.5)%
Process Technologies	158.5	160.7	(1.4)%
Total	$1,287.2	$1,202.5	7.0%
Gross profit:
Application Software	$253.4	$213.9	18.5%
Network Software & Systems	239.0	212.7	12.4%
Measurement & Analytical Solutions	231.2	234.0	(1.2)%
Process Technologies	87.0	89.9	(3.2)%
Total	$810.6	$750.5	8.0%
Operating profit*:
Application Software	$91.4	$70.2	30.2%
Network Software & Systems	125.3	106.0	18.2%
Measurement & Analytical Solutions	118.1	115.4	2.3%
Process Technologies	50.1	50.3	(0.4)%
Total	$384.9	$341.9	12.6%
Long-lived assets:
Application Software	$82.0	$71.7	14.4%
Network Software & Systems	35.4	39.7	(10.8)%
Measurement & Analytical Solutions	40.2	43.6	(7.8)%
Process Technologies	22.0	21.1	4.3%
Total	$179.6	$176.1	2.0%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $38.5 and $41.7 for the three months ended March 31, 2019 and 2018, respectively.

11.    Revenues from Contracts

Disaggregated Revenue - We disaggregate our revenues into two categories: (i) software and related services; and (ii) engineered products and related services. Software and related services revenues are primarily derived from our Application Software and Network Software & Systems reportable segments. Engineered products and related services revenues are derived from all of our reportable segments except Application Software and comprise substantially all of the revenues generated in our Measurement & Analytical Solutions and Process Technologies reportable segments. See details in the table below.

	Three months ended March 31, 2019	Three months ended March 31, 2018

Software and related services	$576.8	$492.6
Engineered products and related services	710.4	709.9
Net revenues	$1,287.2	$1,202.5

Remaining performance obligations - Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,770.8. We expect to recognize revenue on approximately 61% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	March 31, 2019	December 31, 2018	Change
Unbilled receivables	$194.4	$169.4	$25.0
Contract liabilities - current (1)	(719.8)	(714.1)	(5.7)
Deferred revenue - non-current (2)	(30.7)	(29.8)	(0.9)
Net contract assets/(liabilities)	$(556.1)	$(574.5)	$18.4
(1) Consists of “Deferred revenue,” billings in-excess of revenues (“BIE”) and customer deposits. BIE and customer deposits are reported in “Other accrued liabilities” in our condensed consolidated balance sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our condensed consolidated balance sheets.

The change in our net contract assets/(liabilities) from December 31, 2018, to March 31, 2019 was due primarily to the timing of payments and invoicing relating to SaaS and PCS renewals, partially offset by revenues recognized in the three months ended March 31, 2019 of $308.2, related to our contract liability balances at December 31, 2018.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue, BIE or customer deposit balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three months ended March 31, 2019.

12. Leases

The Company’s operating leases are primarily for real property in support of our business operations. Although many of our leases contain renewal options, we generally are not reasonably certain to exercise these options at the commencement date. Accordingly, renewal options are generally not included in the lease term for determining the ROU asset and lease liability at commencement. Variable lease payments generally depend on an inflation-based index and such payments are not included in the original estimate of the lease liability. These variable lease payments are not material.

For the three months ended March 31, 2019, the Company recognized $15.9 in operating lease expense.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2019:

Operating cash flows used for operating leases	$15.9
Right-of-use assets obtained in exchange for operating lease obligations	18.2

The following table presents the lease balances (excluding the Gatan business which is classified as held for sale) within the Consolidated Condensed Balance Sheet related to the Company’s operating leases as of March 31, 2019:

Lease Assets and Liabilities	Balance Sheet Account
ASSETS:
Operating lease ROU assets	Other assets	$270.6

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	$52.7
Operating lease liabilities	Other liabilities	226.5
Total operating lease liabilities		$279.2

Future minimum lease payments under non-cancellable leases (excluding the Gatan business which is classified as held for sale) were as follows:

Remainder of 2019	$45.4
2020	55.0
2021	47.5
2022	35.9
2023	29.3
Thereafter	95.5
Total operating lease payments	308.6
Less: Imputed interest	29.4
Total operating lease liabilities	$279.2

Weighted average remaining lease term - operating leases (years)	7
Weighted average discount rate (%)	2.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”) as filed on February 25, 2019 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

As discussed in Note 1, during the first quarter of 2019, we implemented a realignment of our reportable segment structure. The new reportable segments continue to provide a transparent view into Roper’s operations and capital deployment objectives. The Company’s new reporting segment structure reinforces Roper’s diversified, niche market strategy by reporting based upon business models instead of end markets. The four new reportable segments (and businesses within each) are as follows:

–	Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, Horizon, IntelliTrans, PowerPlan, Strata, Sunquest

–	Network Software & Systems - ConstructConnect, DAT, Inovonics, iTradeNetwork, Link Logistics, MHA, RF IDeas, SHP, SoftWriters, TransCore

–
Measurement & Analytical Solutions - Alpha, CIVCO Medical Solutions, CIVCO Radiotherapy, Dynisco, FMI, Gatan, Hansen, Hardy, IPA, Logitech, Neptune, Northern Digital, Struers, Technolog, Uson, Verathon

–	Process Technologies - AMOT, CCC, Cornell, FTI, Metrix, PAC, Roper Pump, Viatran, Zetec

The day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended March 31,
	2019	2018
Net revenues:
Application Software	$381.2	$323.9
Network Software & Systems	345.7	313.9
Measurement & Analytical Solutions	401.8	404.0
Process Technologies	158.5	160.7
Total	$1,287.2	$1,202.5
Gross margin:
Application Software	66.5%	66.0%
Network Software & Systems	69.1	67.8
Measurement & Analytical Solutions	57.5	57.9
Process Technologies	54.9	55.9
Total	63.0	62.4
Selling, general and administrative expenses:
Application Software	42.5%	44.4%
Network Software & Systems	32.9	34.0
Measurement & Analytical Solutions	28.1	29.4
Process Technologies	23.3	24.6
Total	33.1	34.0
Segment operating margin:
Application Software	24.0%	21.7%
Network Software & Systems	36.2	33.8
Measurement & Analytical Solutions	29.4	28.6
Process Technologies	31.6	31.3
Total	29.9	28.4
Corporate administrative expenses	(3.0)	(3.5)
Income from operations	26.9	25.0
Interest expense, net	(3.4)	(3.6)
Other income (expense), net	(0.2)	(0.1)
Gain on disposal of business	9.3	—
Earnings before income taxes	32.6	21.2
Income taxes	(3.9)	(3.7)
Net earnings	28.7%	17.6%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Net revenues for the three months ended March 31, 2019 increased by 7.0% as compared to the three months ended March 31, 2018. The increase was the result of organic growth of 6.4%, net acquisition/divestiture contribution of 1.8%, and a negative foreign exchange impact of 1.2%.

In our Application Software segment, revenues were $381.2 in the first quarter of 2019 as compared to $323.9 in the first quarter of 2018, an increase of 18%. Organic revenues increased 8% and acquisitions accounted for 11% of our growth, partially offset by a negative foreign exchange impact of 1%. The increase in organic revenues was due to broad-based revenue growth across the segment, led by businesses serving government contracting, legal and healthcare markets. Gross margin increased to 66.5% in the first quarter of 2019 as compared to 66.0% in the first quarter of 2018 and selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 42.5% in the first quarter of 2019 as compared to 44.4% in the first quarter of 2018, both of which were due primarily to operating leverage on higher revenues. The resulting operating margin was 24.0% in the first quarter of 2019 as compared to 21.7% in the first quarter of 2018.

In our Network Software & Systems segment, revenues were $345.7 in the first quarter of 2019 as compared to $313.9 in the first quarter of 2018, an increase of 10%. Organic revenues increased 9%, and acquisitions accounted for 1% of our growth. The growth in organic revenues was due primarily to broad-based revenue growth across the segment, led by our network software businesses serving the transportation and healthcare markets. Gross margin increased to 69.1% in the first quarter of 2019 as compared to 67.8% in the first quarter of 2018, due primarily to operating leverage on higher revenues as noted above. SG&A expenses as a percentage of revenues decreased to 32.9% in the first quarter of 2019 as compared to 34.0% in the first quarter of 2018 due primarily to operating leverage on higher revenues. As a result, operating margin was 36.2% in the first quarter of 2019 as compared to 33.8% in the first quarter of 2018.

Our Measurement & Analytical Solutions segment revenues decreased by 1% to $401.8 in the first quarter of 2019 as compared to $404.0 in the first quarter of 2018. Organic revenues increased 5%, which was more than offset by a decrease in revenue due to a 5% decline related to the disposal of the Imaging businesses on February 5, 2019 and a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to our water meter technology and medical products businesses. Gross margin decreased to 57.5% in the first quarter of 2019 as compared to 57.9% in the first quarter of 2018 due primarily to unfavorable revenue mix. SG&A expenses as a percentage of revenues decreased to 28.1% in the first quarter of 2019 as compared to 29.4% in the first quarter of 2018 due primarily to operating leverage on higher revenues. The resulting operating margin was 29.4% in the first quarter of 2019 as compared to 28.6% in the first quarter of 2018.

Our Process Technologies segment revenues decreased by 1% to $158.5 in the first quarter of 2019 as compared to $160.7 in the first quarter of 2018. Organic revenues increased 1%, more than offset by a negative foreign exchange impact of 2%. The increase in organic revenues was due primarily to growth at Cornell and CCC, partially offset by declines in upstream oil and gas end markets. Gross margin decreased to 54.9% in the first quarter of 2019 as compared to 55.9% in the first quarter of 2018 due primarily to unfavorable revenue mix. SG&A expenses as a percentage of revenues decreased to 23.3% in the first quarter of 2019 as compared to 24.6% in the first quarter of 2018, due primarily to operating leverage on higher revenues at businesses with lower SG&A cost structures. As a result, operating margin was 31.6% in the first quarter of 2019 as compared to 31.3% in the first quarter of 2018.

Corporate expenses decreased to $38.5, or 3.0% of revenues, in the first quarter of 2019 as compared to $41.7, or 3.5% of revenues, in the first quarter of 2018. The dollar decrease was due primarily to lower compensation expense.

Net interest expense was $43.7 for the first quarter of 2019 as compared to $43.2 for the first quarter of 2018 due to higher weighted average interest rates, partially offset by lower weighted average debt balances.

Other expense, net, of $3.1 and $1.7 for the first quarter of 2019 and 2018, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Gain on disposal of business, of $119.6 is the pretax gain recognized on the sale of the Imaging businesses, which closed February 5, 2019.

Income taxes as a percent of pretax earnings were 11.8% in the first quarter of 2019 as compared to 17.3% in the first quarter of 2018. The rate was favorably impacted primarily due to the recognition of a discrete tax benefit of $43.0, in connection with a foreign restructuring plan allowing the future realization of net operating losses.

Order backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Order backlog increased less than 1% to $1,697.7 at March 31, 2019 as compared to $1,693.7 at March 31, 2018, 5% of which was attributable to acquisitions, partially offset by 3% decline in organic and 1% decline related to the disposal of the Imaging businesses.

	Order backlog as of
	March 31,
	2019	2018
Application Software	$769.3	$636.7
Network Software & Systems	518.9	586.6
Measurement & Analytical Solutions	288.1	328.2
Process Technologies	121.4	142.4
Total	$1,697.7	$1,693.7

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
Cash provided by/(used in):	2019	2018
Operating activities	$290.3	$281.7
Investing activities	197.2	(51.5)
Financing activities	(464.3)	(551.6)

Operating activities - Net cash provided by operating activities increased by 3.1% to $290.3 in the three months ended March 31, 2019 as compared to $281.7 in the three months ended March 31, 2018 due primarily to higher net income exclusive of the gain on sale of Imaging businesses, partially offset by cash taxes paid of $39.4 on the disposal of the Imaging businesses.

Investing activities - Cash from investing activities during the three months ended March 31, 2019 was primarily proceeds from the disposal of the Imaging businesses. Cash used in investing activities during the three months ended March 31, 2018 was primarily for business acquisitions and capital expenditures.

Financing activities - Cash used in financing activities for the three months ended March 31, 2019 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by proceeds from stock option exercises and other short term borrowings. Cash used in financing activities during the three months ended March 31, 2018 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by proceeds from stock option exercises.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents increased during the three months ended March 31, 2019 by $4.9 due primarily to the strengthening of functional currencies of our United Kingdom subsidiaries against the U.S. dollar. Cash and cash equivalents increased during the three months ended March 31, 2018 by $16.3 due primarily to the strengthening of functional currencies of our European subsidiaries against the U.S. dollar.

Total debt at March 31, 2019 consisted of the following:

$600 3.000% senior notes due 2020	$600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$700 3.650% senior notes due 2023	700.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
$800 4.200% senior notes due 2028	800.0
Unsecured credit facility	410.0
Deferred finance costs	(25.0)
Other	17.8
Total debt, net of deferred finance costs	4,502.8
Less current portion	15.8
Long-term debt, net of deferred finance costs	$4,487.0

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2019, there were $410.0 outstanding borrowings under our unsecured credit facility. At March 31, 2019, we had $17.8 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $77.0 of outstanding letters of credit.

Cash at our foreign subsidiaries at March 31, 2019 increased to $368 as compared to $339 at December 31, 2018 primarily due to lower repatriation of foreign cash in anticipation of the Foundry acquisition.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2019.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $235.4 at March 31, 2019 as compared to negative $200.4 at December 31, 2018, reflecting a decrease in working capital due primarily to decreases in accounts receivable and the adoption of ASC 842, partially offset by a decrease in accrued compensation. The trend of negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $4,502.8 at March 31, 2019 as compared to $4,941.7 at December 31, 2018 due primarily to the net repayments on our unsecured credit facility. Our leverage is shown in the following table:

	March 31, 2019	December 31, 2018
Total debt	$4,502.8	$4,941.7
Cash	(392.5)	(364.4)
Net debt	4,110.3	4,577.3
Stockholders’ equity	8,137.4	7,738.5
Total net capital	$12,247.7	$12,315.8

Net debt / total net capital	33.6%	37.2%

Capital expenditures were $15.8 for the three months ended March 31, 2019 as compared to $9.7 for the three months ended March 31, 2018. Capitalized software expenditures were $2.0 for the three months ended March 31, 2019 as compared to $1.9 for the three months ended March 31, 2018. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no material changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2019.

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

ITEM 6.                  EXHIBITS

10.1
Retirement Agreement and General Release, dated February 1, 2019, by and between the Company and Paul Soni, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2019.

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	May 3, 2019
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	May 3, 2019
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	May 3, 2019
Jason Conley	(Principal Accounting Officer)