Form 10-Q
period 2019-06-30
ROPER TECHNOLOGIES INC
filed 2019-08-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the Registrant’s common stock as of July 26, 2019 was 104,001,819.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenues	$1,330.3	$1,293.7	$2,617.5	$2,496.2
Cost of sales	480.3	477.8	956.9	929.8
Gross profit	850.0	815.9	1,660.6	1,566.4

Selling, general and administrative expenses	481.6	461.6	945.8	911.9
Income from operations	368.4	354.3	714.8	654.5

Interest expense, net	45.1	43.2	88.8	86.4
Other income (expense), net	(1.0)	2.3	(4.1)	0.6
Gain on disposal of business	—	—	119.6	—

Earnings before income taxes	322.3	313.4	741.5	568.7

Income taxes	72.6	85.0	122.2	129.0

Net earnings	$249.7	$228.4	$619.3	$439.7

Net earnings per share:
Basic	$2.40	$2.21	$5.97	$4.26
Diluted	$2.38	$2.19	$5.90	$4.22

Weighted average common shares outstanding:
Basic	103.9	103.2	103.7	103.1
Diluted	105.1	104.4	104.9	104.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings	$249.7	$228.4	$619.3	$439.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(28.6)	(76.2)	0.1	(18.4)
Total other comprehensive income, net of tax	(28.6)	(76.2)	0.1	(18.4)

Comprehensive income	$221.1	$152.2	$619.4	$421.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2019	December 31, 2018
ASSETS:

Cash and cash equivalents	$320.8	$364.4
Accounts receivable, net	698.2	700.8
Inventories, net	203.5	190.8
Income taxes receivable	34.3	21.7
Unbilled receivables	206.6	169.4
Other current assets	88.9	80.0
Current assets held for sale	50.0	83.6
Total current assets	1,602.3	1,610.7

Property, plant and equipment, net	134.2	128.7
Goodwill	9,657.7	9,346.8
Other intangible assets, net	3,943.1	3,842.1
Deferred taxes	92.1	52.2
Other assets	381.7	101.1
Assets held for sale	97.2	167.9

Total assets	$15,908.3	$15,249.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$162.2	$165.3
Accrued compensation	186.8	248.3
Deferred revenue	729.1	677.9
Other accrued liabilities	288.1	258.0
Income taxes payable	46.8	58.3
Current portion of long-term debt, net	2.1	1.5
Current liabilities held for sale	28.1	38.9
Total current liabilities	1,443.2	1,448.2

Long-term debt, net of current portion	4,718.9	4,940.2
Deferred taxes	948.9	931.1
Other liabilities	425.8	191.5
Liabilities held for sale	20.5	—
Total liabilities	7,557.3	7,511.0

Commitments and contingencies (Note 9)

Common stock	1.1	1.1
Additional paid-in capital	1,840.5	1,751.5
Retained earnings	6,771.0	6,247.7
Accumulated other comprehensive loss	(243.2)	(243.3)
Treasury stock	(18.4)	(18.5)
Total stockholders’ equity	8,351.0	7,738.5

Total liabilities and stockholders’ equity	$15,908.3	$15,249.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$619.3	$439.7
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	23.4	25.2
Amortization of intangible assets	169.4	153.0
Amortization of deferred financing costs	3.3	3.2
Non-cash stock compensation	54.3	54.0
Gain on disposal of business, net of associated income tax	(88.5)	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	38.5	(28.4)
Unbilled receivables	(37.0)	(24.0)
Inventories	(18.4)	(15.2)
Accounts payable and accrued liabilities	(94.0)	(30.8)
Deferred revenue	51.2	39.5
Income taxes, excluding tax associated with gain on disposal of businesses	(77.6)	(61.7)
Cash tax paid for gain on disposal of businesses	(39.4)	—
Other, net	(13.4)	(6.7)
Cash provided by operating activities	591.1	547.8

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(539.2)	(1,182.3)
Capital expenditures	(27.9)	(23.1)
Capitalized software expenditures	(4.9)	(4.4)
Proceeds from disposal of business	220.5	—
Other, net	(2.6)	(0.8)
Cash used in investing activities	(354.1)	(1,210.6)

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving line of credit, net	(225.0)	465.0
Cash dividends to stockholders	(95.6)	(84.5)
Proceeds from stock-based compensation, net	33.0	32.7
Treasury stock sales	3.6	2.8
Other	1.1	0.4
Cash provided by (used in) financing activities	(282.9)	416.4

Effect of foreign currency exchange rate changes on cash	2.3	(3.1)

Net decrease in cash and cash equivalents	(43.6)	(249.5)

Cash and cash equivalents, beginning of period	364.4	671.3

Cash and cash equivalents, end of period	$320.8	$421.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2019	$1.1	$1,799.9	$6,569.4	$(214.6)	$(18.4)	$8,137.4

Net earnings	—	—	249.7	—	—	249.7
Stock option exercises	—	12.3	—	—	—	12.3
Treasury stock sold	—	1.4	—	—	—	1.4
Currency translation adjustments	—	—	—	(28.6)	—	(28.6)
Stock based compensation	—	28.2	—	—	—	28.2
Restricted stock activity	—	(1.3)	—	—	—	(1.3)
Dividends declared ($0.4625 per share)	—	—	(48.1)	—	—	(48.1)
Balances at June 30, 2019	$1.1	$1,840.5	$6,771.0	$(243.2)	$(18.4)	$8,351.0

Balances at December 31, 2018	$1.1	$1,751.5	$6,247.7	$(243.3)	$(18.5)	$7,738.5

Net earnings	—	—	619.3	—	—	619.3
Stock option exercises	—	49.1	—	—	—	49.1
Treasury stock sold	—	3.5	—	—	0.1	3.6
Currency translation adjustments	—	—	—	0.1	—	0.1
Stock-based compensation	—	52.5	—	—	—	52.5
Restricted stock activity	—	(16.1)	—	—	—	(16.1)
Dividends declared ($0.4625 per share)	—	—	(96.0)	—	—	(96.0)
Balances at June 30, 2019	$1.1	$1,840.5	$6,771.0	$(243.2)	$(18.4)	$8,351.0

Balances at March 31, 2018	$1.0	$1,653.9	$5,647.6	$(128.4)	$(18.6)	$7,155.5

Net earnings	—	—	228.4	—	—	228.4
Stock option exercises	0.1	10.1	—	—	—	10.2
Treasury stock sold	—	1.2	—	—	—	1.2
Currency translation adjustments	—	—	—	(76.2)	—	(76.2)
Stock-based compensation	—	27.7	—	—	—	27.7
Restricted stock activity	—	(1.3)	—	—	—	(1.3)
Dividends declared ($0.4125 per share)	—	—	(42.6)	—	—	(42.6)
Balances at June 30, 2018	$1.1	$1,691.6	$5,833.4	$(204.6)	$(18.6)	$7,302.9

Balances at December 31, 2017	$1.0	$1,602.9	$5,464.6	$(186.2)	$(18.7)	$6,863.6

Adoption of ASC 606	—	—	14.3	—	—	14.3
Net earnings	—	—	439.7	—	—	439.7
Stock option exercises	0.1	39.2	—	—	—	39.3
Treasury stock sold	—	2.7	—	—	0.1	2.8
Currency translation adjustments	—	—	—	(18.4)	—	(18.4)
Stock-based compensation	—	53.4	—	—	—	53.4
Restricted stock activity	—	(6.6)	—	—	—	(6.6)
Dividends declared ($0.4125 per share)	—	—	(85.2)	—	—	(85.2)
Balances at June 30, 2018	$1.1	$1,691.6	$5,833.4	$(204.6)	$(18.6)	$7,302.9
See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K (“Annual Report”) filed on February 25, 2019 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Changes in Segment Reporting Structure

During the first quarter of 2019, we implemented a realignment of our reportable segment structure. The new reportable segments continue to provide a transparent view into Roper’s operations and capital deployment objectives. The Company’s new reporting segment structure reinforces Roper’s diversified, niche market strategy by reporting based upon business models instead of end markets. The four new reportable segments (and businesses within each - including acquisitions since the realignment) are as follows:

–	Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, Horizon, IntelliTrans, PowerPlan, Strata, Sunquest

–	Network Software & Systems - ConstructConnect, DAT, Foundry, Inovonics, iTradeNetwork, Link Logistics, MHA, RF IDeas, SHP, SoftWriters, TransCore

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

We elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed us: (i) to carry forward the historical lease classification, (ii) not to reassess whether any existing contract contains a lease, and (iii) not to reassess initial direct costs for existing leases.

Operating leases are classified as non-current operating lease ROU assets and current and non-current operating lease liabilities on our Condensed Consolidated Balance Sheet. Finance leases are not material.

Adoption of ASC 842 resulted in the recognition of operating lease ROU assets and total operating lease liabilities of $274.0 and $282.7, respectively, as of January 1, 2019. Certain of the ROU assets and total operating lease liabilities have been reclassified within the held for sale line items on the Condensed Consolidated Balance Sheet related to the classification of the Gatan business as held for sale. The difference between the operating lease ROU assets and total operating lease liabilities is the reclassification of previously recognized deferred rent liabilities against operating lease ROU assets. The adoption of ASC 842 did not result in an adjustment to retained earnings and it did not impact our deferred tax assets or liabilities.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, which included the recognition of right-of-use lease assets and lease liabilities on the balance sheet and the disclosure of other key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2019 using the cumulative effect transition method for leases in existence as of the date of adoption. See Note 1 of the Condensed Consolidated Financial Statements for details.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic shares outstanding	103.9	103.2	103.7	103.1
Effect of potential common stock:
Common stock awards	1.2	1.2	1.2	1.2
Diluted shares outstanding	105.1	104.4	104.9	104.3

For the three and six months ended June 30, 2019, there were 0.596 and 0.644 outstanding stock options, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.678 outstanding stock options that would have been antidilutive in the respective 2018 periods.

4.    Business Acquisition and Assets and Liabilities Held for Sale

On April 18, 2019, Roper acquired 100% of the shares of Foundry, a leading provider of software technologies used to deliver visual effects and 3D content for the entertainment, digital design, and visualization industries. The purchase price was $536.0, net of cash acquired. The results of operations of Foundry are included in Roper's Condensed Consolidated Financial Statements since the date of the acquisition within the Network Software & Systems reportable segment. Supplemental pro forma information has not been provided as the acquisition did not have a material impact on Roper's Condensed Consolidated Financial Statements.

The Company recorded $311.1 in goodwill and $269.5 of other identifiable intangibles in connection with the acquisition; however, purchase price allocations are preliminary pending final tax-related adjustments. The majority of the goodwill is not expected to be deductible for tax purposes. The amortizable intangible assets include customer relationships of $215.3 (16 year weighted average useful life) and technology of $42.6 (8 year weighted average useful life).

Assets and Liabilities Held for Sale

During the second quarter of 2018, Roper and Thermo Fisher Scientific, Inc. (“Thermo Fisher”) entered into a definitive agreement under which Thermo Fisher would acquire 100% of the shares of Gatan, Inc. (“Gatan”), a wholly owned subsidiary of Roper, for approximately $925.0 in cash. On June 10, 2019, Roper and Thermo Fisher announced a mutual termination of this agreement due to the challenges in obtaining regulatory approval in the United Kingdom.

The Company remains committed to completing the sale of Gatan. The Company has engaged in marketing efforts and expects to reach an agreement with a buyer within the next twelve months.

At December 31, 2018 and June 30, 2019, the assets and liabilities of Gatan were classified as held for sale on Roper’s Condensed Consolidated Balance Sheets. The Company recognized a deferred tax liability of $10.0 associated with the excess of book basis over tax basis in the shares of Gatan during 2018.

The Company closed on its sale of Princeton Instruments, Photometrics, Lumenera, and other brands (collectively, the “Imaging” businesses) to Teledyne Technologies Incorporated on February 5, 2019 for approximately $225.0 in cash. The results of the Imaging businesses are reported in the Measurement & Analytical Solutions segment through such date. The sale resulted in a pretax gain of $119.6, which is reported within “Gain on disposal of business” in the Condensed Consolidated Statement of Earnings. In addition, we recognized income tax expense of $31.1 in connection with the sale, which is included within “Income taxes” in the Condensed Consolidated Statement of Earnings. The assets and liabilities of the Imaging businesses were classified as held for sale on Roper’s Condensed Consolidated Balance Sheet at December 31, 2018.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.
The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock-based compensation	$29.0	$28.0	$54.3	$54.0
Tax effect recognized in net earnings	6.1	5.9	11.4	11.3

Stock Options - In the six months ended June 30, 2019, 0.721 options were granted with a weighted average fair value of $67.87 per option. During the same period in 2018, 0.660 options were granted with a weighted average fair value of $57.45 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Six months ended June 30,
	2019	2018
Risk-free interest rate (%)	2.42	2.63
Expected option life (years)	5.41	5.32
Expected volatility (%)	19.23	18.02
Expected dividend yield (%)	0.58	0.59

Cash received from option exercises for the six months ended June 30, 2019 and 2018 was $49.1 and $39.3, respectively.

Restricted Stock Grants - During the six months ended June 30, 2019, the Company granted 0.294 shares with a weighted average grant date fair value of $315.00 per restricted share. During the same period in 2018, the Company granted 0.357 shares with a weighted average grant date fair value of $277.72 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2019, 0.170 restricted shares vested with a weighted average grant date fair value of $193.50 per restricted share and a weighted average vest date fair value of $311.77 per restricted share.

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

During the six months ended June 30, 2019 and 2018, participants in the employee stock purchase plan purchased 0.012 and 0.011 shares of Roper’s common stock for total consideration of $3.6 and $2.8, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$128.9	$120.3
Work in process	29.0	26.2
Finished products	78.4	74.6
Inventory reserves	(32.8)	(30.3)
	$203.5	$190.8

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement &Analytical Solutions	Process Technologies	Total
Balances at December 31, 2018	$5,236.1	$2,623.7	$1,174.7	$312.3	$9,346.8
Additions	—	311.1	—	—	311.1
Other	0.8	—	—	—	0.8
Currency translation adjustments	2.2	(5.9)	1.3	1.4	(1.0)
Balances at June 30, 2019	$5,239.1	$2,928.9	$1,176.0	$313.7	$9,657.7

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,926.8	$(1,083.6)	$2,843.2
Unpatented technology	504.0	(199.5)	304.5
Software	172.0	(93.2)	78.8
Patents and other protective rights	9.7	(7.5)	2.2
Trade names	7.3	(2.8)	4.5
Assets not subject to amortization:
Trade names	608.9	—	608.9
Balances at December 31, 2018	$5,228.7	$(1,386.6)	$3,842.1

Assets subject to amortization:
Customer related intangibles	$4,140.8	$(1,205.3)	$2,935.5
Unpatented technology	546.3	(237.6)	308.7
Software	172.1	(102.4)	69.7
Patents and other protective rights	12.1	(7.9)	4.2
Trade names	7.9	(3.4)	4.5
Assets not subject to amortization:
Trade names	620.5	—	620.5
Balances at June 30, 2019	$5,499.7	$(1,556.6)	$3,943.1

Amortization expense of other intangible assets was $168.9 and $152.6 during the six months ended June 30, 2019 and 2018, respectively.

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

8.    Fair Value of Financial Instruments

Roper’s debt at June 30, 2019 included $4,100 of fixed-rate senior notes with the following fair values:

$600 3.000% senior notes due 2020	604
$500 2.800% senior notes due 2021	504
$500 3.125% senior notes due 2022	509
$700 3.650% senior notes due 2023	729
$300 3.850% senior notes due 2025	317
$700 3.800% senior notes due 2026	730
$800 4.200% senior notes due 2028	856

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

Roper or its subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims, it is not possible to determine the potential liability, if any. In April 2018, a stockholder derivative complaint was filed in Sarasota County, Florida against the Company, nominally, and its directors and former chairman & chief executive officer (“CEO”), alleging the directors breached their fiduciary duties and were unjustly enriched by the compensation earned by the nonexecutive directors and the CEO in 2015 and 2016. The matter was settled in June 2019, subject to court approval, which is pending. Under the terms of the settlement, the Company agreed to, among other things, expand future disclosures regarding its compensation practices, submit a new director compensation plan to shareholders for approval in 2020, and pay plaintiff’s attorneys’ fees and expenses.

10.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change %	2019	2018	Change %
Net revenues:
Application Software	$390.6	$358.2	9.0%	$771.8	$682.1	13.2%
Network Software & Systems	366.8	333.9	9.9%	712.5	647.8	10.0%
Measurement & Analytical Solutions	408.4	425.8	(4.1)%	810.2	829.8	(2.4)%
Process Technologies	164.5	175.8	(6.4)%	323.0	336.5	(4.0)%
Total	$1,330.3	$1,293.7	2.8%	$2,617.5	$2,496.2	4.9%
Gross profit:
Application Software	$262.7	$242.9	8.2%	$516.1	$456.8	13.0%
Network Software & Systems	252.7	225.4	12.1%	491.7	438.1	12.2%
Measurement & Analytical Solutions	240.2	249.9	(3.9)%	471.4	483.9	(2.6)%
Process Technologies	94.4	97.7	(3.4)%	181.4	187.6	(3.3)%
Total	$850.0	$815.9	4.2%	$1,660.6	$1,566.4	6.0%
Operating profit*:
Application Software	$98.4	$97.7	0.7%	$189.8	$167.9	13.0%
Network Software & Systems	129.2	115.6	11.8%	254.5	221.6	14.8%
Measurement & Analytical Solutions	130.3	128.3	1.6%	248.4	243.7	1.9%
Process Technologies	57.2	57.6	(0.7)%	107.3	107.9	(0.6)%
Total	$415.1	$399.2	4.0%	$800.0	$741.1	7.9%
Long-lived assets:
Application Software	$83.3	$80.2	3.9%
Network Software & Systems	38.6	39.4	(2.0)%
Measurement & Analytical Solutions	41.7	38.8	7.5%
Process Technologies	21.8	21.3	2.3%
Total	$185.4	$179.7	3.2%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $46.7 and $44.9 for the three months ended June 30, 2019 and 2018, respectively, and $85.2 and $86.6 for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software and related services	$594.7	$533.1	$1,171.5	$1,025.7
Engineered products and related services	735.6	760.6	1,446.0	1,470.5
Net revenues	$1,330.3	$1,293.7	$2,617.5	$2,496.2

Remaining performance obligations - Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,044.8. We expect to recognize revenue on approximately 59% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	June 30, 2019	December 31, 2018	Change
Unbilled receivables	$206.6	$169.4	$37.2
Contract liabilities - current (1)	(758.0)	(714.1)	(43.9)
Deferred revenue - non-current (2)	(36.5)	(29.8)	(6.7)
Net contract assets/(liabilities)	$(587.9)	$(574.5)	$(13.4)
(1) Consists of “Deferred revenue,” billings in-excess of revenues (“BIE”) and customer deposits. BIE and customer deposits are reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2018, to June 30, 2019 was due primarily to the acquisition of Foundry, which increased net contract liabilities by $23.1 as of June 30, 2019, and the timing of payments and invoicing relating to SaaS and PCS renewals, partially offset by revenues recognized in the three and six months ended June 30, 2019 of $235.5 and $543.7, respectively, related to our contract liability balances at December 31, 2018.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue, BIE or customer deposit balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three and six months ended June 30, 2019.

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

For the three and six months ended June 30, 2019, the Company recognized $16.8 and $32.7 in operating lease expense, respectively.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2019:

Operating cash flows used for operating leases	$32.9
Right-of-use assets obtained in exchange for operating lease obligations	38.4

The following table presents the lease balances (excluding the Gatan business which is classified as held for sale) within the Consolidated Condensed Balance Sheet related to the Company’s operating leases as of June 30, 2019:

Lease Assets and Liabilities	Balance Sheet Account
ASSETS:
Operating lease ROU assets	Other assets	$270.7

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	$54.3
Operating lease liabilities	Other liabilities	225.4
Total operating lease liabilities		$279.7

Future minimum lease payments under non-cancellable leases (excluding the Gatan business which is classified as held for sale) were as follows:

Remainder of 2019	$31.1
2020	58.0
2021	50.1
2022	38.0
2023	31.0
Thereafter	100.9
Total operating lease payments	309.1
Less: Imputed interest	29.4
Total operating lease liabilities	$279.7

Weighted average remaining lease term - operating leases (years)	7
Weighted average discount rate (%)	2.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	general economic conditions;

•	difficulty making acquisitions and successfully integrating acquired businesses;

•	any unforeseen liabilities associated with future acquisitions;

•	limitations on our business imposed by our indebtedness;

•	unfavorable changes in foreign exchange rates;

•	failure to effectively mitigate cybersecurity threats;

•	difficulties associated with exports and imports (though minimal, as we think about escalating tariffs and the threat that occurred with Mexico, such could have an adverse impact on us);

•	risks and costs associated with our international sales and operations;

•	rising interest rates;

•	product liability and insurance risks;

•	increased warranty exposure;

•	future competition;

•	the cyclical nature of some of our markets;

•	reduction of business with large customers;

•	risks associated with government contracts;

•	changes in the supply of, or price for, raw materials, parts and components;

•	environmental compliance costs and liabilities;

•	risks and costs associated with asbestos-related litigation;

•	potential write-offs of our goodwill and other intangible assets;

•	our ability to successfully develop new products;

•	failure to protect our intellectual property;

•	the effect of, or change in, government regulations (including tax);

•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and

•	the factors discussed in other reports filed with the SEC.

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

As discussed in Note 1, during the first quarter of 2019, we implemented a realignment of our reportable segment structure. The new reportable segments continue to provide a transparent view into Roper’s operations and capital deployment objectives. The Company’s new reporting segment structure reinforces Roper’s diversified, niche market strategy by reporting based upon business models instead of end markets. The four new reportable segments (and businesses within each - including acquisitions since the realignment) are as follows:

–	Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, Horizon, IntelliTrans, PowerPlan, Strata, Sunquest

–	Network Software & Systems - ConstructConnect, DAT, Foundry, Inovonics, iTradeNetwork, Link Logistics, MHA, RF IDeas, SHP, SoftWriters, TransCore

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenues:
Application Software	$390.6	$358.2	$771.8	$682.1
Network Software & Systems	366.8	333.9	712.5	647.8
Measurement & Analytical Solutions	408.4	425.8	810.2	829.8
Process Technologies	164.5	175.8	323.0	336.5
Total	$1,330.3	$1,293.7	$2,617.5	$2,496.2
Gross margin:
Application Software	67.3%	67.8%	66.9%	67.0%
Network Software & Systems	68.9	67.5	69.0	67.6
Measurement & Analytical Solutions	58.8	58.7	58.2	58.3
Process Technologies	57.4	55.6	56.2	55.8
Total	63.9	63.1	63.4	62.8
Selling, general and administrative expenses:
Application Software	42.0%	40.5%	42.3%	42.4%
Network Software & Systems	33.7	32.9	33.3	33.4
Measurement & Analytical Solutions	26.9	28.6	27.5	28.9
Process Technologies	22.6	22.8	22.9	23.7
Total	32.7	32.2	32.9	33.1
Segment operating margin:
Application Software	25.2%	27.3%	24.6%	24.6%
Network Software & Systems	35.2	34.6	35.7	34.2
Measurement & Analytical Solutions	31.9	30.1	30.7	29.4
Process Technologies	34.8	32.8	33.2	32.1
Total	31.2	30.9	30.6	29.7
Corporate administrative expenses	(3.5)	(3.5)	(3.3)	(3.5)
Income from operations	27.7	27.4	27.3	26.2
Interest expense, net	(3.4)	(3.3)	(3.4)	(3.5)
Other income (expense), net	(0.1)	0.2	(0.2)	—
Gain on disposal of business	—	—	4.6	—
Earnings before income taxes	24.2	24.2	28.3	22.8
Income taxes	(5.5)	(6.6)	(4.7)	(5.2)
Net earnings	18.8%	17.7%	23.7%	17.6%

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net revenues for the three months ended June 30, 2019 increased by 2.8% as compared to the three months ended June 30, 2018. The increase was the result of organic growth of 2.3%, net acquisition/divestiture contribution of 1.4%, and a negative foreign exchange impact of 0.9%.

In our Application Software segment, revenues were $390.6 in the second quarter of 2019 as compared to $358.2 in the second quarter of 2018, an increase of 9%. Organic revenues increased 2% and acquisitions accounted for 8% of our growth, partially offset by a negative foreign exchange impact of 1%. The increase in organic revenues was due to broad-based revenue growth across the segment, led by businesses serving legal and healthcare markets. Gross margin decreased to 67.3% in the second quarter of 2019 as compared to 67.8% in the second quarter of 2018 due to unfavorable revenue mix. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 42.0% in the second quarter of 2019 as compared to 40.5% in the second quarter of 2018 due primarily to the acquisitions completed in 2018, including amortization of acquired intangibles. The resulting operating margin was 25.2% in the second quarter of 2019 as compared to 27.3% in the second quarter of 2018.

In our Network Software & Systems segment, revenues were $366.8 in the second quarter of 2019 as compared to $333.9 in the second quarter of 2018, an increase of 10%. Organic revenues increased 6%, and acquisitions accounted for 4% of our growth. The growth in organic revenues was due primarily to broad-based revenue growth across the segment, led by our network software businesses serving the transportation and healthcare markets. Gross margin increased to 68.9% in the second quarter of 2019 as compared to 67.5% in the second quarter of 2018 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues increased to 33.7% in the second quarter of 2019 as compared to 32.9% in the second quarter of 2018 due primarily to the acquisition completed in 2019, including amortization of acquired intangibles. As a result, operating margin was 35.2% in the second quarter of 2019 as compared to 34.6% in the second quarter of 2018.

Our Measurement & Analytical Solutions segment revenues decreased by 4% to $408.4 in the second quarter of 2019 as compared to $425.8 in the second quarter of 2018. Organic revenues increased 2%, which was more than offset by a decrease in revenue of 5% due to the disposal of the Imaging businesses on February 5, 2019 and a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to our water meter technology and medical products businesses, partially offset by declines in our industrial businesses. Gross margin remained relatively flat at 58.8% in the second quarter of 2019 as compared to 58.7% in the second quarter of 2018. SG&A expenses as a percentage of revenues decreased to 26.9% in the second quarter of 2019 as compared to 28.6% in the second quarter of 2018 due primarily to operating leverage on higher organic revenues and the sale of the Imaging businesses. The resulting operating margin was 31.9% in the second quarter of 2019 as compared to 30.1% in the second quarter of 2018.

Our Process Technologies segment revenues decreased by 6% to $164.5 in the second quarter of 2019 as compared to $175.8 in the second quarter of 2018. Organic revenues decreased 5%, and the negative foreign exchange impact was 1%. The decrease in organic revenues was due primarily to businesses serving upstream oil and gas end markets. Gross margin increased to 57.4% in the second quarter of 2019 as compared to 55.6% in the second quarter of 2018 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues decreased to 22.6% in the second quarter of 2019 as compared to 22.8% in the second quarter of 2018 due primarily to lower costs that are generally variable with revenue. As a result, operating margin was 34.8% in the second quarter of 2019 as compared to 32.8% in the second quarter of 2018.

Corporate expenses increased to $46.7, or 3.5% of revenues, in the second quarter of 2019 as compared to $44.9, or 3.5% of revenues, in the second quarter of 2018. The dollar increase was due primarily to higher acquisition-related expense.

Net interest expense was $45.1 for the second quarter of 2019 as compared to $43.2 for the second quarter of 2018 due to higher weighted average interest rates, partially offset by lower weighted average debt balances.

Other expense, net, of $1.0 for the three months ended June 30, 2019 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other income, net of $2.3 for the three months ended June 30, 2018 was composed primarily of foreign exchange gains at our non-U.S. subsidiaries.

Income taxes as a percent of pretax earnings were 22.5% in the second quarter of 2019 as compared to 27.1% in the second quarter of 2018. The rate was favorably impacted due to the recognition of a deferred tax liability of $10.0 on the excess of Gatan's book basis over our tax basis in the shares during the second quarter of 2018 and the recognition of excess tax benefits associated with higher equity compensation in the second quarter of 2019 as compared to the second quarter of 2018.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 2% to $1,789.0 at June 30, 2019 as compared to $1,757.1 at June 30, 2018, most of which was attributable to organic growth excluding the offsetting impact of acquisitions and divestitures.

	Backlog as of
	June 30,
	2019	2018
Application Software	$804.1	$743.6
Network Software & Systems	585.8	540.1
Measurement & Analytical Solutions	277.2	342.4
Process Technologies	121.9	131.0
Total	$1,789.0	$1,757.1

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net revenues for the six months ended June 30, 2019 increased by 4.9% as compared to the six months ended June 30, 2018. The increase was the result of organic growth of 4.3%, and a net acquisitions/divestiture contribution of 1.7%, partially offset by a negative foreign exchange impact of 1.1%.

In our Application Software segment, revenues were $771.8 in the six months ended June 30, 2019 as compared to $682.1 in the six months ended June 30, 2018, an increase of 13%. Organic revenues increased 5% and acquisitions accounted for 9% of our growth partially offset by a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to broad-based revenue growth across the segment, led by businesses serving government contracting, professional services, legal and healthcare markets. Gross margin remained relatively flat at 66.9% in the six months ended June 30, 2019 as compared to 67.0% in the six months ended June 30, 2018. SG&A expenses were relatively flat as a percentage of revenue at 42.3% in the six months ended June 30, 2019 as compared to 42.4% in the six months ended June 30, 2018. The resulting operating margin was 24.6% in the six months ended June 30, 2019 and June 30, 2018.

In our Network Software & Systems segment, revenues increased by 10% to $712.5 in the six months ended June 30, 2019 as compared to $647.8 in the six months ended June 30, 2018. Organic revenues increased 7%, and acquisitions accounted for 3%. The growth in organic revenues was due to broad-based growth across the segment led by our network software businesses serving the transportation and healthcare markets. Gross margin increased to 69.0% in the six months ended June 30, 2019 as compared to 67.6% in the six months ended June 30, 2018 due primarily to revenue mix. SG&A expenses were relatively flat as a percentage of revenues at 33.3% in the six months ended June 30, 2019 as compared to 33.4% in the six months ended June 30, 2018. As a result, operating margin was 35.7% in the six months ended June 30, 2019 as compared to 34.2% in the six months ended June 30, 2018.

Our Measurement and Analytical segment revenues decreased by 2% to $810.2 in the six months ended June 30, 2019 as compared to $829.8 in the six months ended June 30, 2018. Organic revenues increased 4%, more than offset by a decrease in revenue due to a 5% decline related to the disposal of the Imaging businesses as discussed above and a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to our water meter technology and medical products businesses. Gross margin remained relatively flat at 58.2% in the six months ended June 30, 2019 as compared to 58.3% in the six months ended June 30, 2018. SG&A expenses as a percentage of revenues decreased to 27.5% in the six months ended June 30, 2019 as compared to 28.9% in the six months ended June 30, 2018 due primarily to operating leverage on higher organic revenues and the sale of the Imaging businesses. The resulting operating margin was 30.7% in the six months ended June 30, 2019 as compared to 29.4% in the six months ended June 30, 2018.

Our Process Technologies segment revenues decreased by 4% to $323.0 in the six months ended June 30, 2019 as compared to $336.5 in the six months ended June 30, 2018. Organic revenues decreased by 2%, and the negative foreign exchange impact was 2%. The decrease in organic revenues was due to lower demand for businesses serving upstream oil and gas end markets. Gross margin increased to 56.2% in the six months ended June 30, 2019 as compared to 55.8% in the six months ended June 30, 2018 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues decreased to 22.9% in the six months ended June 30, 2019 as compared to 23.7% in the six months ended June 30, 2018 due primarily to lower costs that are generally variable with revenue. As a result, operating margin was 33.2% in the six months ended June 30, 2019 as compared to 32.1% in the six months ended June 30, 2018.

Corporate expenses decreased to $85.2, or 3.3% of revenues, in the six months ended June 30, 2019 as compared to $86.6, or 3.5% of revenues, in the six months ended June 30, 2018. The decrease was due primarily to lower compensation related expenses.

Net interest expense was $88.8 for the six months ended June 30, 2019 as compared to $86.4 for the six months ended June 30, 2018 due to higher weighted average interest rates, partially offset by lower weighted average debt balances.

Other expense, net, of $4.1 for the six months ended June 30, 2019 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other income, net, of $0.6 for the six months ended June 30, 2018 was composed primarily of foreign exchange gains at our non-U.S. subsidiaries.

Gain on disposal of business, of $119.6 is the pretax gain recognized on the sale of the Imaging businesses, which closed February 5, 2019.

Income taxes as a percent of pretax earnings decreased to 16.5% in the six months ended June 30, 2019 as compared to 22.7% in the six months ended June 30, 2018. The rate was favorably impacted primarily due to the recognition of a discrete tax benefit of $41.0 in connection with a foreign restructuring plan allowing the future realization of net operating losses.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,
Cash provided by/(used in):	2019	2018
Operating activities	$591.1	$547.8
Investing activities	(354.1)	(1,210.6)
Financing activities	(282.9)	416.4

Operating activities - Net cash provided by operating activities increased by 7.9% to $591.1 in the six months ended June 30, 2019 as compared to $547.8 in the six months ended June 30, 2018 due primarily to higher net income exclusive of the gain on sale of Imaging businesses, partially offset by cash taxes paid of $39.4 on the disposal of the Imaging businesses.

Investing activities - Cash used in investing activities during the six months ended June 30, 2019 was primarily for the acquisition of Foundry, partially offset by proceeds from the disposal of the Imaging businesses. Cash used in investing activities during the six months ended June 30, 2018 was primarily for business acquisitions, most notably PowerPlan.

Financing activities - Cash used in financing activities for the six months ended June 30, 2019 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by proceeds from stock option exercises. Cash provided by financing activities during the six months ended June 30, 2018 was primarily due to net borrowings on our unsecured credit facility to fund the PowerPlan acquisition and proceeds from stock option exercises, partially offset by dividend payments.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents increased during the six months ended June 30, 2019 by $2.3 due primarily to the strengthening of the Canadian dollar against the U.S. dollar. Cash and cash equivalents decreased during the six months ended June 30, 2018 by $3.1 due primarily to the strengthening of the U.S. dollar against the Canadian dollar.

Total debt at June 30, 2019 consisted of the following:

$600 3.000% senior notes due 2020	$600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$700 3.650% senior notes due 2023	700.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
$800 4.200% senior notes due 2028	800.0
Unsecured credit facility	640.0
Deferred finance costs	(23.6)
Other	4.6
Total debt, net of deferred finance costs	4,721.0
Less current portion	2.1
Long-term debt, net of deferred finance costs	$4,718.9

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2019, there were $640.0 outstanding borrowings under our unsecured credit facility. At June 30, 2019, we had $4.6 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $76.8 of outstanding letters of credit.

Cash at our foreign subsidiaries at June 30, 2019 decreased to $291 as compared to $339 at December 31, 2018 primarily due to the repatriation of historical foreign earnings subject to the deemed repatriation tax under the Tax Act and Jobs Act of 2017, and the cash used in the acquisition of Foundry, partially offset by cash generated at our foreign subsidiaries during the six months ended June 30, 2019. We intend to repatriate substantially all historical and future earnings subject to the deemed repatriation tax.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2019.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $159.6 at June 30, 2019 as compared to negative $200.4 at December 31, 2018, reflecting an increase in working capital due primarily to an increase in unbilled receivables and a seasonal decrease in accrued compensation, partially offset by the adoption of ASC 842 and an increase in deferred revenue. The trend of negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $4,721.0 at June 30, 2019 as compared to $4,941.7 at December 31, 2018 due primarily to the net repayments on our unsecured credit facility. Our leverage is shown in the following table:

	June 30, 2019	December 31, 2018
Total debt	$4,721.0	$4,941.7
Cash	(320.8)	(364.4)
Net debt	4,400.2	4,577.3
Stockholders’ equity	8,351.0	7,738.5
Total net capital	$12,751.2	$12,315.8

Net debt / total net capital	34.5%	37.2%

Capital expenditures were $27.9 for the six months ended June 30, 2019 as compared to $23.1 for the six months ended June 30, 2018. Capitalized software expenditures were $4.9 for the six months ended June 30, 2019 as compared to $4.4 for the six months ended June 30, 2018. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no material changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2019.

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

ITEM 6.                  EXHIBITS

10.1	Second Amendment to the Roper Technologies, Inc. Director Compensation Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	August 2, 2019
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	August 2, 2019
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	August 2, 2019
Jason Conley	(Principal Accounting Officer)