Form 10-Q
period 2019-09-30
ROPER TECHNOLOGIES INC
filed 2019-11-01
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the registrant’s common stock as of October 25, 2019 was 104,057,938.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenues	$1,354.5	$1,318.7	$3,972.0	$3,814.9
Cost of sales	480.9	478.7	1,437.8	1,408.5
Gross profit	873.6	840.0	2,534.2	2,406.4

Selling, general and administrative expenses	488.4	462.5	1,434.2	1,374.4
Income from operations	385.2	377.5	1,100.0	1,032.0

Interest expense, net	48.8	48.4	137.6	134.8
Loss on debt extinguishment	—	15.9	—	15.9
Other income (expense), net	1.5	(1.6)	(2.6)	(1.0)
Gain on disposal of business	—	—	119.6	—

Earnings before income taxes	337.9	311.6	1,079.4	880.3

Income taxes	60.4	64.0	182.6	193.0

Net earnings	$277.5	$247.6	$896.8	$687.3

Net earnings per share:
Basic	$2.67	$2.39	$8.64	$6.66
Diluted	$2.64	$2.37	$8.54	$6.58

Weighted average common shares outstanding:
Basic	104.0	103.4	103.8	103.2
Diluted	105.2	104.6	105.0	104.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net earnings	$277.5	$247.6	$896.8	$687.3

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(41.9)	5.0	(41.8)	(13.4)
Total other comprehensive income, net of tax	(41.9)	5.0	(41.8)	(13.4)

Comprehensive income	$235.6	$252.6	$855.0	$673.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2019	December 31, 2018
ASSETS:

Cash and cash equivalents	$323.0	$364.4
Accounts receivable, net	697.6	700.8
Inventories, net	205.0	190.8
Income taxes receivable	34.9	21.7
Unbilled receivables	197.8	169.4
Other current assets	101.5	80.0
Current assets held for sale	59.6	83.6
Total current assets	1,619.4	1,610.7

Property, plant and equipment, net	142.6	128.7
Goodwill	10,746.7	9,346.8
Other intangible assets, net	4,730.8	3,842.1
Deferred taxes	91.1	52.2
Other assets	393.8	101.1
Assets held for sale	94.7	167.9

Total assets	$17,819.1	$15,249.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$156.8	$165.3
Accrued compensation	204.3	248.3
Deferred revenue	745.7	677.9
Other accrued liabilities	324.3	258.0
Income taxes payable	35.4	58.3
Current portion of long-term debt, net	2.9	1.5
Current liabilities held for sale	31.5	38.9
Total current liabilities	1,500.9	1,448.2

Long-term debt, net of current portion	6,195.1	4,940.2
Deferred taxes	1,099.7	931.1
Other liabilities	437.7	191.5
Liabilities held for sale	14.4	—
Total liabilities	9,247.8	7,511.0

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	1,873.3	1,751.5
Retained earnings	7,000.3	6,247.7
Accumulated other comprehensive loss	(285.1)	(243.3)
Treasury stock	(18.3)	(18.5)
Total stockholders’ equity	8,571.3	7,738.5

Total liabilities and stockholders’ equity	$17,819.1	$15,249.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$896.8	$687.3
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	35.9	37.3
Amortization of intangible assets	263.2	235.6
Amortization of deferred financing costs	5.2	4.6
Non-cash stock compensation	80.4	81.1
Loss on debt extinguishment	—	15.9
Gain on disposal of business, net of associated income tax	(87.4)	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	52.1	(30.1)
Unbilled receivables	(26.6)	(20.1)
Inventories	(25.2)	(30.4)
Accounts payable and accrued liabilities	(59.2)	17.6
Deferred revenue	26.5	32.4
Income taxes, excluding tax associated with gain on disposal of businesses	(104.6)	(59.3)
Cash tax paid for gain on disposal of businesses	(39.4)	—
Other, net	(22.1)	(5.9)
Cash provided by operating activities	995.6	966.0

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(2,351.9)	(1,188.3)
Capital expenditures	(42.2)	(34.2)
Capitalized software expenditures	(7.7)	(7.2)
Proceeds from disposal of business	220.5	—
Other, net	(2.5)	(0.7)
Cash used in investing activities	(2,183.8)	(1,230.4)

Cash flows from (used in) financing activities:
Proceeds from senior notes	1,200.0	1,500.0
Payment of senior notes	—	(500.0)
Borrowings (payments) under revolving line of credit, net	60.0	(930.0)
Debt issuance costs	(12.0)	(12.8)
Redemption premium for debt extinguishment	—	(15.5)
Cash dividends to stockholders	(143.5)	(126.7)
Proceeds from stock-based compensation, net	38.8	46.6
Treasury stock sales	5.2	4.1
Other	3.6	(6.5)
Cash provided by (used in) financing activities	1,152.1	(40.8)

Effect of foreign currency exchange rate changes on cash	(5.3)	(2.7)

Net decrease in cash and cash equivalents	(41.4)	(307.9)

Cash and cash equivalents, beginning of period	364.4	671.3

Cash and cash equivalents, end of period	$323.0	$363.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2019	$1.1	$1,840.5	$6,771.0	$(243.2)	$(18.4)	$8,351.0

Net earnings	—	—	277.5	—	—	277.5
Stock option exercises	—	6.7	—	—	—	6.7
Treasury stock sold	—	1.5	—	—	0.1	1.6
Currency translation adjustments	—	—	—	(41.9)	—	(41.9)
Stock based compensation	—	25.4	—	—	—	25.4
Restricted stock activity	—	(0.8)	—	—	—	(0.8)
Dividends declared ($0.4625 per share)	—	—	(48.2)	—	—	(48.2)
Balances at September 30, 2019	$1.1	$1,873.3	$7,000.3	$(285.1)	$(18.3)	$8,571.3

Balances at December 31, 2018	$1.1	$1,751.5	$6,247.7	$(243.3)	$(18.5)	$7,738.5

Net earnings	—	—	896.8	—	—	896.8
Stock option exercises	—	55.8	—	—	—	55.8
Treasury stock sold	—	5.0	—	—	0.2	5.2
Currency translation adjustments	—	—	—	(41.8)	—	(41.8)
Stock-based compensation	—	77.9	—	—	—	77.9
Restricted stock activity	—	(16.9)	—	—	—	(16.9)
Dividends declared ($1.3875 per share)	—	—	(144.2)	—	—	(144.2)
Balances at September 30, 2019	$1.1	$1,873.3	$7,000.3	$(285.1)	$(18.3)	$8,571.3

Balances at June 30, 2018	$1.1	$1,691.6	$5,833.4	$(204.6)	$(18.6)	$7,302.9

Net earnings	—	—	247.6	—	—	247.6
Stock option exercises	—	14.6	—	—	—	14.6
Treasury stock sold	—	1.3	—	—	—	1.3
Currency translation adjustments	—	—	—	5.0	—	5.0
Stock-based compensation	—	26.8	—	—	—	26.8
Restricted stock activity	—	(0.7)	—	—	—	(0.7)
Dividends declared ($0.4125 per share)	—	—	(42.6)	—	—	(42.6)
Balances at September 30, 2018	$1.1	$1,733.6	$6,038.4	$(199.6)	$(18.6)	$7,554.9

Balances at December 31, 2017	$1.0	$1,602.9	$5,464.6	$(186.2)	$(18.7)	$6,863.6

Adoption of ASC 606	—	—	14.3	—	—	14.3
Net earnings	—	—	687.3	—	—	687.3
Stock option exercises	0.1	53.8	—	—	—	53.9
Treasury stock sold	—	4.0	—	—	0.1	4.1
Currency translation adjustments	—	—	—	(13.4)	—	(13.4)
Stock-based compensation	—	80.2	—	—	—	80.2
Restricted stock activity	—	(7.3)	—	—	—	(7.3)
Dividends declared ($1.2375 per share)	—	—	(127.8)	—	—	(127.8)
Balances at September 30, 2018	$1.1	$1,733.6	$6,038.4	$(199.6)	$(18.6)	$7,554.9
See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K (“Annual Report”) filed on February 25, 2019 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Changes in Segment Reporting Structure

During the first quarter of 2019, we implemented a realignment of our reportable segment structure. The new reportable segments continue to provide a transparent view into Roper’s operations and capital deployment objectives. The Company’s new reporting segment structure reinforces Roper’s diversified, niche market strategy by reporting based upon business models instead of end markets. The four new reportable segments (and businesses within each - including acquisitions since the realignment) are as follows:

–	Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, Horizon, IntelliTrans, PowerPlan, Strata, Sunquest

–	Network Software & Systems - ConstructConnect, DAT, Foundry, Inovonics, iPipeline, iTradeNetwork, Link Logistics, MHA, RF IDeas, SHP, SoftWriters, TransCore

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

Recently Released Accounting Pronouncements

In June 2016, the FASB issued an update which amends the measurement of credit losses on financial instruments by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This update is effective for public entities for fiscal years beginning after December 15, 2019. We are currently designing and implementing processes, policies, and controls to comply with the update on the measurement of credit losses. While we have not yet completed our assessment, we currently believe the primary impact of adoption will relate to our processes associated with assessing the adequacy of our allowance for doubtful accounts on trade receivables which may result in earlier recognition of credit losses. We intend to adopt this standard as of January 1, 2020 using the modified retrospective transition approach with a cumulative effect adjustment to the opening balance of retained earnings as of the date of adoption.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic shares outstanding	104.0	103.4	103.8	103.2
Effect of potential common stock:
Common stock awards	1.2	1.2	1.2	1.2
Diluted shares outstanding	105.2	104.6	105.0	104.4

For the three and nine months ended September 30, 2019, there were 0.605 and 0.622 outstanding stock options, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.689 and 0.697 outstanding stock options that would have been antidilutive in the respective 2018 periods.

4.    Business Acquisitions and Assets and Liabilities Held for Sale

Roper completed three business acquisitions in the nine months ended September 30, 2019, with an aggregate purchase price of$2,352.5, net of cash acquired. The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s Condensed Consolidated Results of Operations individually or in aggregate.

Acquisition of Foundry - On April 18, 2019, Roper acquired 100% of the shares of Foundry, a leading provider of software technologies used to deliver visual effects and 3D content for the entertainment, digital design, and visualization industries. The results of Foundry are reported in the Network Software & Systems reportable segment.

Acquisition of ComputerEase - On August 19, 2019, Roper acquired substantially all of the assets of ComputerEase Software, a leading provider of integrated accounting, project management and field-to-office solutions for commercial construction firms. ComputerEase is integrating into our Deltek business and its results are reported in the Application Software reportable segment.

Acquisition of iPipeline - On August 22, 2019, Roper acquired 100% of the shares of iPipeline Holdings, Inc., a leading provider of cloud-based software solutions for the life insurance and financial services industries. The results of iPipeline are reported in the Network Software & Systems reportable segment.

The Company recorded $1,424.9 in goodwill and $1,165.5 of other identifiable intangibles in connection with the acquisition; however, purchase price allocations are preliminary pending final tax-related adjustments. The majority of the goodwill is not expected to be deductible for tax purposes. The amortizable intangible assets include customer relationships of $1,005.3 (15.8 year weighted average useful life) and technology of $107.6 (6.8 year weighted average useful life).

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

During the third quarter of 2019, Roper and AMETEK, Inc. (“AMETEK”) entered into a definitive agreement under which AMETEK would acquire Gatan for approximately $925.0 in cash. On October 29, 2019, the Company closed on its sale of Gatan to AMETEK. The Company is currently calculating the gain and associated tax expense on the sale, which will be disclosed within the Company’s 2019 Annual Report on Form 10-K. Gatan is reported in the Measurement & Analytical Solutions reportable segment.

At December 31, 2018 and September 30, 2019, the assets and liabilities of Gatan were classified as held for sale on Roper’s Condensed Consolidated Balance Sheets. The Company recognized a deferred tax liability of $10.0 associated with the excess of book basis over tax basis in the shares of Gatan during 2018. The Company reversed this deferred tax liability in the third quarter of 2019 due to the structure of the transaction with AMETEK.

The Company closed on its sale of Princeton Instruments, Photometrics, Lumenera, and other brands (collectively, the “Imaging” businesses) to Teledyne Technologies Inc. on February 5, 2019 for approximately $225.0 in cash. The results of the Imaging businesses are reported in the Measurement & Analytical Solutions segment through such date. The sale resulted in a pretax gain of $119.6, which is reported within “Gain on disposal of business” in the Condensed Consolidated Statement of Earnings. In addition, we recognized income tax expense of $32.2 in connection with the sale, which is included within “Income taxes” in the Condensed Consolidated Statement of Earnings. The assets and liabilities of the Imaging businesses were classified as held for sale on Roper’s Condensed Consolidated Balance Sheet at December 31, 2018.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock-based compensation	$26.1	$27.1	$80.4	$81.1
Tax effect recognized in net earnings	5.5	5.7	16.9	17.0

Stock Options - In the nine months ended September 30, 2019, 0.753 options were granted with a weighted average fair value of $68.05 per option. During the same period in 2018, 0.694 options were granted with a weighted average fair value of $57.59 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Nine months ended September 30,
	2019	2018
Risk-free interest rate (%)	2.38	2.63
Expected option life (years)	5.42	5.32
Expected volatility (%)	19.22	18.04
Expected dividend yield (%)	0.58	0.59

Cash received from option exercises for the nine months ended September 30, 2019 and 2018 was $55.8 and $53.8, respectively.

Restricted Stock Grants - During the nine months ended September 30, 2019, the Company granted 0.317 shares with a weighted average grant date fair value of $318.46 per restricted share. During the same period in 2018, the Company granted 0.372 shares with a weighted average grant date fair value of $277.92 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2019, 0.177 restricted shares vested with a weighted average grant date fair value of $192.93 per restricted share and a weighted average vest date fair value of $313.68 per restricted share.

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

During both the nine months ended September 30, 2019 and 2018, participants in the employee stock purchase plan purchased 0.016 shares of Roper’s common stock for total consideration of $5.2 and $4.1, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$129.9	$120.3
Work in process	30.8	26.2
Finished products	77.6	74.6
Inventory reserves	(33.3)	(30.3)
	$205.0	$190.8

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement &Analytical Solutions	Process Technologies	Total
Balances at December 31, 2018	$5,236.1	$2,623.7	$1,174.7	$312.3	$9,346.8
Additions	121.3	1,303.6	—	—	1,424.9
Other	0.7	—	—	—	0.7
Currency translation adjustments	(6.1)	(13.7)	(5.1)	(0.8)	(25.7)
Balances at September 30, 2019	$5,352.0	$3,913.6	$1,169.6	$311.5	$10,746.7

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$3,926.8	$(1,083.6)	$2,843.2
Unpatented technology	504.0	(199.5)	304.5
Software	172.0	(93.2)	78.8
Patents and other protective rights	9.7	(7.5)	2.2
Trade names	7.3	(2.8)	4.5
Assets not subject to amortization:
Trade names	608.9	—	608.9
Balances at December 31, 2018	$5,228.7	$(1,386.6)	$3,842.1

Assets subject to amortization:
Customer related intangibles	$4,917.7	$(1,270.7)	$3,647.0
Unpatented technology	608.2	(257.2)	351.0
Software	171.9	(106.8)	65.1
Patents and other protective rights	12.0	(7.9)	4.1
Trade names	7.9	(3.7)	4.2
Assets not subject to amortization:
Trade names	659.4	—	659.4
Balances at September 30, 2019	$6,377.1	$(1,646.3)	$4,730.8

Amortization expense of other intangible assets was $262.1 and $234.9 during the nine months ended September 30, 2019 and 2018, respectively.

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

8.    Debt

On August 26, 2019, the Company completed a public offering of $500.0 aggregate principal amount of 2.35% senior unsecured notes due September 15, 2024 (“2024 Notes”) and $700.0 aggregate principal amount of 2.95% senior unsecured notes due September 15, 2029 (“2029 Notes” and, together with the 2024 Notes, the “Notes”). The net proceeds were used to fund a portion of the purchase of iPipeline Holdings, Inc.

The 2024 Notes and 2029 Notes bear interest at a fixed rate of 2.35% and 2.95% per year, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2020.

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

9.    Fair Value of Financial Instruments

Roper’s debt at September 30, 2019 included $5,300 of fixed-rate senior notes with the following fair values:

$600 3.000% senior notes due 2020	606
$500 2.800% senior notes due 2021	507
$500 3.125% senior notes due 2022	512
$700 3.650% senior notes due 2023	736
$500 2.350% senior notes due 2024	500
$300 3.850% senior notes due 2025	322
$700 3.800% senior notes due 2026	751
$800 4.200% senior notes due 2028	878
$700 2.950% senior notes due 2029	702

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

Roper or its subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. No significant resources have been required by Roper to respond to these cases and Roper believes it has valid defenses to such claims and, if required, intends to defend them vigorously. Given the state of these claims, it is not possible to determine the potential liability, if any. In April 2018, a stockholder derivative complaint was filed in Sarasota County, Florida against the Company, nominally, and its directors and former chairman & chief executive officer (“CEO”), alleging the directors breached their fiduciary duties and were unjustly enriched by the compensation earned by the nonexecutive directors and the CEO in 2015 and 2016. The matter was settled in June 2019, and the settlement was approved by the court in September. Under the terms of the settlement, the Company agreed to, among other things, expand future disclosures regarding its compensation practices,  submit a new director compensation plan to shareholders for approval in 2020, and pay plaintiff’s attorneys’ fees and expenses.

11.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change %	2019	2018	Change %
Net revenues:
Application Software	$405.4	$378.3	7.2%	$1,177.2	$1,060.4	11.0%
Network Software & Systems	391.2	341.9	14.4%	1,103.7	989.7	11.5%
Measurement & Analytical Solutions	398.3	429.6	(7.3)%	1,208.5	1,259.4	(4.0)%
Process Technologies	159.6	168.9	(5.5)%	482.6	505.4	(4.5)%
Total	$1,354.5	$1,318.7	2.7%	$3,972.0	$3,814.9	4.1%
Gross profit:
Application Software	$275.4	$255.7	7.7%	$791.5	$712.5	11.1%
Network Software & Systems	271.9	236.7	14.9%	763.6	674.8	13.2%
Measurement & Analytical Solutions	234.7	253.2	(7.3)%	706.1	737.1	(4.2)%
Process Technologies	91.6	94.4	(3.0)%	273.0	282.0	(3.2)%
Total	$873.6	$840.0	4.0%	$2,534.2	$2,406.4	5.3%
Operating profit*:
Application Software	$110.1	$97.7	12.7%	$299.9	$265.6	12.9%
Network Software & Systems	137.5	128.1	7.3%	392.0	349.7	12.1%
Measurement & Analytical Solutions	127.0	136.1	(6.7)%	375.4	379.8	(1.2)%
Process Technologies	55.5	57.0	(2.6)%	162.8	164.9	(1.3)%
Total	$430.1	$418.9	2.7%	$1,230.1	$1,160.0	6.0%
Long-lived assets:
Application Software	$85.6	$76.4	12.0%
Network Software & Systems	50.0	36.4	37.4%
Measurement & Analytical Solutions	41.6	39.1	6.4%
Process Technologies	21.3	21.2	0.5%
Total	$198.5	$173.1	14.7%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $44.9 and $41.4 for the three months ended September 30, 2019 and 2018, respectively, and $130.1 and $128.0 for the nine months ended September 30, 2019 and 2018, respectively.

12.    Revenues from Contracts

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Software and related services	$637.3	$561.1	$1,808.8	$1,586.8
Engineered products and related services	717.2	757.6	2,163.2	2,228.1
Net revenues	$1,354.5	$1,318.7	$3,972.0	$3,814.9

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,133.3. We expect to recognize revenue on approximately 60% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	September 30, 2019	December 31, 2018	Change
Unbilled receivables	$197.8	$169.4	$28.4
Contract liabilities - current (1)	(771.6)	(714.1)	(57.5)
Deferred revenue - non-current (2)	(28.9)	(29.8)	0.9
Net contract assets/(liabilities)	$(602.7)	$(574.5)	$(28.2)
(1) Consists of “Deferred revenue,” billings in-excess of revenues (“BIE”) and customer deposits. BIE and customer deposits are reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2018, to September 30, 2019 was due primarily to the acquisitions completed in 2019, which increased net contract liabilities by $56.5 as of September 30, 2019, and the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by revenues recognized in the three and nine months ended September 30, 2019 of $76.5 and $620.2, respectively, related to our contract liability balances at December 31, 2018.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue, BIE or customer deposit balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three and nine months ended September 30, 2019.

13. Leases

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

For the three and nine months ended September 30, 2019, the Company recognized $16.0 and $48.7 in operating lease expense, respectively.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2019:

Operating cash flows used for operating leases	$49.2
Right-of-use assets obtained in exchange for operating lease obligations	59.4

The following table presents the lease balances (excluding the Gatan business which is classified as held for sale) within the Consolidated Condensed Balance Sheet related to the Company’s operating leases as of September 30, 2019:

Lease Assets and Liabilities	Balance Sheet Account
ASSETS:
Operating lease ROU assets	Other assets	$276.9

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	$56.4
Operating lease liabilities	Other liabilities	229.7
Total operating lease liabilities		$286.1

Future minimum lease payments under non-cancellable leases (excluding the Gatan business which is classified as held for sale) were as follows:

Remainder of 2019	$16.3
2020	62.4
2021	54.2
2022	41.5
2023	34.2
Thereafter	108.0
Total operating lease payments	316.6
Less: Imputed interest	30.5
Total operating lease liabilities	$286.1

Weighted average remaining lease term - operating leases (years)	7
Weighted average discount rate (%)	3.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	general economic conditions;

•	difficulty making acquisitions and successfully integrating acquired businesses;

•	any unforeseen liabilities associated with future acquisitions;

•	limitations on our business imposed by our indebtedness;

•	unfavorable changes in foreign exchange rates;

•	failure to effectively mitigate cybersecurity threats;

•	difficulties associated with exports/imports and risks of changes to tariff rates;

•	risks and costs associated with our international sales and operations;

•	rising interest rates;

•	product liability and insurance risks;

•	increased warranty exposure;

•	future competition;

•	the cyclical nature of some of our markets;

•	reduction of business with large customers;

•	risks associated with government contracts;

•	changes in the supply of, or price for, raw materials, parts and components;

•	environmental compliance costs and liabilities;

•	risks and costs associated with asbestos-related litigation;

•	potential write-offs of our goodwill and other intangible assets;

•	our ability to successfully develop new products;

•	failure to protect our intellectual property;

•	the effect of, or change in, government regulations (including tax);

•	economic disruption caused by terrorist attacks, health crises or other unforeseen events; and

•	the factors discussed in other reports filed with the SEC.

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

Overview

Roper Technologies, Inc. (“Roper,” “we,” “us” or “our”) is a diversified technology company. We operate businesses that design and develop software (both license and SaaS) and engineered products and solutions for a variety of niche end markets.

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

As discussed in Note 1, during the first quarter of 2019, we implemented a realignment of our reportable segment structure. The new reportable segments continue to provide a transparent view into Roper’s operations and capital deployment objectives. The Company’s new reporting segment structure reinforces Roper’s diversified, niche market strategy by reporting based upon business models instead of end markets. The four new reportable segments (and businesses within each - including acquisitions since the realignment) are as follows:

–	Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, Horizon, IntelliTrans, PowerPlan, Strata, Sunquest

–	Network Software & Systems - ConstructConnect, DAT, Foundry, Inovonics, iPipeline, iTradeNetwork, Link Logistics, MHA, RF IDeas, SHP, SoftWriters, TransCore

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenues:
Application Software	$405.4	$378.3	$1,177.2	$1,060.4
Network Software & Systems	391.2	341.9	1,103.7	989.7
Measurement & Analytical Solutions	398.3	429.6	1,208.5	1,259.4
Process Technologies	159.6	168.9	482.6	505.4
Total	$1,354.5	$1,318.7	$3,972.0	$3,814.9
Gross margin:
Application Software	67.9%	67.6%	67.2%	67.2%
Network Software & Systems	69.5	69.2	69.2	68.2
Measurement & Analytical Solutions	58.9	58.9	58.4	58.5
Process Technologies	57.4	55.9	56.6	55.8
Total	64.5	63.7	63.8	63.1
Selling, general and administrative expenses:
Application Software	40.8%	41.7%	41.8%	42.1%
Network Software & Systems	34.4	31.8	33.7	32.8
Measurement & Analytical Solutions	27.0	27.3	27.4	28.4
Process Technologies	22.7	22.1	22.8	23.2
Total	32.8	31.9	32.8	32.7
Segment operating margin:
Application Software	27.2%	25.8%	25.5%	25.0%
Network Software & Systems	35.1	37.5	35.5	35.3
Measurement & Analytical Solutions	31.9	31.7	31.1	30.2
Process Technologies	34.8	33.7	33.7	32.6
Total	31.8	31.8	31.0	30.4
Corporate administrative expenses	(3.3)	(3.1)	(3.3)	(3.4)
Income from operations	28.4	28.6	27.7	27.1
Interest expense, net	(3.6)	(3.7)	(3.5)	(3.5)
Loss on debt extinguishment	—	(1.2)	—	(0.4)
Other income (expense), net	0.1	(0.1)	(0.1)	—
Gain on disposal of business	—	—	3.0	—
Earnings before income taxes	24.9	23.6	27.2	23.1
Income taxes	(4.5)	(4.9)	(4.6)	(5.1)
Net earnings	20.5%	18.8%	22.6%	18.0%

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net revenues for the three months ended September 30, 2019 increased by 2.7% as compared to the three months ended September 30, 2018. The increase was the result of organic growth of 1.8%, and a net acquisition/divestiture contribution of 1.5%, partially offset by a negative foreign exchange impact of 0.6%.

In our Application Software segment, revenues were $405.4 in the third quarter of 2019 as compared to $378.3 in the third quarter of 2018, an increase of 7%. Organic revenues increased 6% and acquisitions accounted for 2% of our growth, partially offset by a negative foreign exchange impact of 1%. The increase in organic revenues was due to broad-based revenue growth across the segment, led by businesses serving government contracting, legal and healthcare markets. Gross margin increased to 67.9% in the third quarter of 2019 as compared to 67.6% in the third quarter of 2018 and selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 40.8% in the third quarter of 2019 as compared to 41.7% in the third quarter of 2018, both of which were due primarily to operating leverage on higher revenues. The resulting operating margin was 27.2% in the third quarter of 2019 as compared to 25.8% in the third quarter of 2018.

In our Network Software & Systems segment, revenues were $391.2 in the third quarter of 2019 as compared to $341.9 in the third quarter of 2018, an increase of 14%. Organic revenues increased 4% and acquisitions accounted for 10% of our growth. The growth in organic revenues was due primarily to our network software businesses serving the transportation, healthcare and food markets, slightly offset by lower project revenue in our toll and traffic business. Gross margin increased to 69.5% in the third quarter of 2019 as compared to 69.2% in the third quarter of 2018 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues increased to 34.4% in the third quarter of 2019 as compared to 31.8% in the third quarter of 2018 due primarily to the acquisitions completed in 2019, including amortization of acquired intangibles. As a result, operating margin was 35.1% in the third quarter of 2019 as compared to 37.5% in the third quarter of 2018.

Our Measurement & Analytical Solutions segment revenues decreased by 7% to $398.3 in the third quarter of 2019 as compared to $429.6 in the third quarter of 2018. The disposal of the Imaging businesses on February 5, 2019 accounted for 5% of the decrease, organic revenues declined 2%, and the negative foreign exchange impact was 1%. The decline in organic revenues was due primarily to our industrial businesses, and to a lesser extent our water meter technology and scientific imaging businesses, partially offset by growth across our medical products businesses. Gross margin remained flat at 58.9% in the third quarter of 2019 and 2018. SG&A expenses as a percentage of revenues decreased to 27.0% in the third quarter of 2019 as compared to 27.3% in the third quarter of 2018 due primarily to the sale of the Imaging businesses. The resulting operating margin was 31.9% in the third quarter of 2019 as compared to 31.7% in the third quarter of 2018.

Our Process Technologies segment revenues decreased by 6% to $159.6 in the third quarter of 2019 as compared to $168.9 in the third quarter of 2018. Organic revenues decreased 5%, and the negative foreign exchange impact was 1%. The decrease in organic revenues was due primarily to businesses serving upstream oil and gas end markets. Gross margin increased to 57.4% in the third quarter of 2019 as compared to 55.9% in the third quarter of 2018 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues increased to 22.7% in the third quarter of 2019 as compared to 22.1% in the third quarter of 2018 due primarily to the organic revenue decline previously discussed. As a result, operating margin was 34.8% in the third quarter of 2019 as compared to 33.7% in the third quarter of 2018.

Corporate expenses increased to $44.9, or 3.3% of revenues, in the third quarter of 2019 as compared to $41.4, or 3.1% of revenues, in the third quarter of 2018. The increase was due primarily to higher acquisition-related expenses.

Net interest expense was $48.8 for the third quarter of 2019 as compared to $48.4 for the third quarter of 2018 due to higher weighted average interest rates, partially offset by lower weighted average debt balances.

Other income, net, of $1.5 for the three months ended September 30, 2019 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries. Other expense, net of $1.6 for the three months ended September 30, 2018 was composed primarily of foreign exchange losses at our non-U.S. subsidiaries.

Loss on debt extinguishment of $15.9 for the third quarter of 2018, incurred in connection with the redemption of the $500.0 of outstanding 6.25% senior notes due September 1, 2019 (“2019 Notes”), was composed of the early redemption premium and the remaining unamortized deferred financing costs.

Income taxes as a percent of pretax earnings were 17.9% in the third quarter of 2019 as compared to 20.5% in the third quarter of 2018. The rate was favorably impacted primarily by the reversal of the deferred tax liability of $10.0 originally recorded in the second quarter of 2018, associated with the excess of Gatan's book basis over our tax basis in the shares during the third quarter of 2019. This reversal was due to the structure of the transaction with AMETEK for the Gatan divestiture.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 10% to $1,865.7 at September 30, 2019 as compared to $1,694.4 at September 30, 2018, 5% increase in organic and 7% attributable to acquisitions, partially offset by a 2% decline related to the disposal of the Imaging businesses.

	Backlog as of
	September 30,
	2019	2018
Application Software	$796.5	$738.8
Network Software & Systems	657.5	514.8
Measurement & Analytical Solutions	292.9	317.2
Process Technologies	118.8	123.6
Total	$1,865.7	$1,694.4

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net revenues for the nine months ended September 30, 2019 increased by 4.1% as compared to the nine months ended September 30, 2018. The increase was the result of organic growth of 3.4%, and a net acquisitions/divestiture contribution of 1.6%, partially offset by a negative foreign exchange impact of 0.9%.

In our Application Software segment, revenues were $1,177.2 in the nine months ended September 30, 2019 as compared to $1,060.4 in the nine months ended September 30, 2018, an increase of 11%. Organic revenues increased 5% and acquisitions accounted for 7% of our growth, partially offset by a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to broad-based revenue growth across the segment, led by businesses serving government contracting, professional services, legal and healthcare markets. Gross margin remained flat at 67.2% in the nine months ended September 30, 2019 and 2018. SG&A expenses decreased as a percentage of revenue at 41.8% in the nine months ended September 30, 2019 as compared to 42.1% in the nine months ended September 30, 2018 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 25.5% in the nine months ended September 30, 2019 as compared to 25.0% in the nine months ended September 30, 2018.

In our Network Software & Systems segment, revenues increased by 12% to $1,103.7 in the nine months ended September 30, 2019 as compared to $989.7 in the nine months ended September 30, 2018. Organic revenues increased 6% and acquisitions accounted for 5%. The growth in organic revenues was due to broad-based revenue growth across the segment led by our network software businesses serving the transportation, healthcare and food markets. Gross margin increased to 69.2% in the nine months ended September 30, 2019 as compared to 68.2% in the nine months ended September 30, 2018 due primarily to revenue mix. SG&A expenses increased as a percentage of revenues at 33.7% in the nine months ended September 30, 2019 as compared to 32.8% in the nine months ended September 30, 2018 due primarily to the acquisitions completed in 2019, including amortization of acquired intangibles. As a result, operating margin was 35.5% in the nine months ended September 30, 2019 as compared to 35.3% in the nine months ended September 30, 2018.

Our Measurement and Analytical segment revenues decreased by 4% to $1,208.5 in the nine months ended September 30, 2019 as compared to $1,259.4 in the nine months ended September 30, 2018. Organic revenues increased 2%, more than offset by a decrease in revenue of 5% attributable to the disposal of the Imaging businesses as discussed above, and a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to our medical products and water meter technology businesses, partially offset by industrial business declines. Gross margin remained relatively flat at 58.4% in the nine months ended September 30, 2019 as compared to 58.5% in the nine months ended September 30, 2018. SG&A expenses as a percentage of revenues decreased to 27.4% in the nine months ended September 30, 2019 as compared to 28.4% in the nine months ended September 30, 2018 due primarily to operating leverage on higher organic revenues and the sale of the Imaging businesses. The resulting operating margin was 31.1% in the nine months ended September 30, 2019 as compared to 30.2% in the nine months ended September 30, 2018.

Our Process Technologies segment revenues decreased by 5% to $482.6 in the nine months ended September 30, 2019 as compared to $505.4 in the nine months ended September 30, 2018. Organic revenues decreased by 3%, and the negative foreign exchange impact was 2%. The decrease in organic revenues was due primarily to lower demand at our businesses serving upstream oil and gas end markets. Gross margin increased to 56.6% in the nine months ended September 30, 2019 as compared to 55.8% in the nine months ended September 30, 2018 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues decreased to 22.8% in the nine months ended September 30, 2019 as compared to 23.2% in the nine months ended September 30, 2018 due primarily to lower costs that are generally variable with revenue. As a result, operating margin was 33.7% in the nine months ended September 30, 2019 as compared to 32.6% in the nine months ended September 30, 2018.

Corporate expenses increased to $130.1, or 3.3% of revenues, in the nine months ended September 30, 2019 as compared to $128.0, or 3.4% of revenues, in the nine months ended September 30, 2018. The dollar increase was due primarily to higher acquisition-related expenses, partially offset by lower compensation related expenses and professional services.

Net interest expense was $137.6 for the nine months ended September 30, 2019 as compared to $134.8 for the nine months ended September 30, 2018 due to higher weighted average interest rates, partially offset by lower weighted average debt balances.

Other expense, net, of $2.6 and $1.0 for the nine months ended September 30, 2019 and 2018, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Gain on disposal of business, of $119.6 is the pretax gain recognized on the sale of the Imaging businesses, which closed February 5, 2019.

Income taxes as a percent of pretax earnings decreased to 16.9% in the nine months ended September 30, 2019 as compared to 21.9% in the nine months ended September 30, 2018. The rate was favorably impacted primarily due to the recognition of a discrete tax benefit of $41.0 in connection with a foreign restructuring plan allowing the future realization of net operating losses and the reversal of the deferred tax liability of $10.0 originally recorded in the second quarter of 2018 associated with the excess of Gatan's book basis over our tax basis in the shares during the third quarter of 2019.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,
Cash provided by/(used in):	2019	2018
Operating activities	$995.6	$966.0
Investing activities	(2,183.8)	(1,230.4)
Financing activities	1,152.1	(40.8)

Operating activities - Net cash provided by operating activities increased by 3.1% to $995.6 in the nine months ended September 30, 2019 as compared to $966.0 in the nine months ended September 30, 2018 due primarily to higher net income exclusive of the gain on sale of Imaging businesses, partially offset by cash taxes paid of $39.4 on the disposal of the Imaging businesses.

Investing activities - Cash used in investing activities during the nine months ended September 30, 2019 was primarily business acquisitions, most notably iPipeline and Foundry, partially offset by proceeds from the disposal of the Imaging businesses. Cash used in investing activities during the nine months ended September 30, 2018 was primarily for business acquisitions, most notably PowerPlan.

Financing activities - Cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to net proceeds from the issuance of the 2024 Notes and the 2029 Notes, partially offset by dividend payments. Cash used in financing activities during the nine months ended September 30, 2018 was primarily due to the redemption of our 2019 Notes and net repayments on our unsecured credit facility, as well as dividend payments, largely offset by net proceeds from the issuance of the $700.0 aggregate principal amount of 3.65% senior unsecured notes due September 15, 2023 and $800.0 aggregate principal amount of 4.20% senior unsecured notes due September 15, 2028 as well as proceeds from stock option exercises.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the nine months ended September 30, 2019 by $5.3 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European subsidiaries. Cash and cash equivalents decreased during the nine months ended September 30, 2018 by $2.7 due primarily to the strengthening of the U.S. dollar against the Canadian dollar.

Total debt at September 30, 2019 consisted of the following:

$600 3.000% senior notes due 2020	$600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
Unsecured credit facility	925.0
Deferred finance costs	(34.2)
Other	7.2
Total debt, net of deferred finance costs	6,198.0
Less current portion	2.9
Long-term debt, net of deferred finance costs	$6,195.1

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2019, there were $925.0 outstanding borrowings under our unsecured credit facility. At September 30, 2019, we had $7.2 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $75.3 of outstanding letters of credit.

Cash at our foreign subsidiaries at September 30, 2019 decreased to $271 as compared to $339 at December 31, 2018 primarily due to the repatriation of historical foreign earnings subject to the deemed repatriation tax under the Tax Cuts and Jobs Act of 2017, and the cash used in the acquisition of Foundry, partially offset by cash generated at our foreign subsidiaries during the nine months ended September 30, 2019. We intend to repatriate substantially all historical and future earnings subject to the deemed repatriation tax.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2019.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $201.6 at September 30, 2019 as compared to negative $200.4 at December 31, 2018, reflecting a decrease in working capital due primarily to an increase in deferred revenue and the adoption of ASC 842, partially offset by an increase in unbilled receivables and a seasonal decrease in accrued compensation. The trend of negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $6,198.0 at September 30, 2019 as compared to $4,941.7 at December 31, 2018 due primarily to the issuance of the 2024 Notes and the 2029 Notes. Our leverage is shown in the following table:

	September 30, 2019	December 31, 2018
Total debt	$6,198.0	$4,941.7
Cash	(323.0)	(364.4)
Net debt	5,875.0	4,577.3
Stockholders’ equity	8,571.3	7,738.5
Total net capital	$14,446.3	$12,315.8

Net debt / total net capital	40.7%	37.2%

Capital expenditures were $42.2 for the nine months ended September 30, 2019 as compared to $34.2 for the nine months ended September 30, 2018. Capitalized software expenditures were $7.7 for the nine months ended September 30, 2019 as compared to $7.2 for the nine months ended September 30, 2018. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

There have been no material changes to our contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2019.

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

ITEM 6.                  EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 5, 2019, by and among iPipeline Holdings, Inc., Roper Technologies, Inc., Project Purpose Merger Sub, Inc. and Thoma Bravo, LLC, as representative of the stockholders and optionholders of iPipeline Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 19, 2019.

4.1	Form of 2.350% Senior Notes due 2024, incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 26, 2019.

4.2	Form of 2.950% Senior Notes due 2029 (included in Exhibit 4.1).

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	November 1, 2019
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	November 1, 2019
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	November 1, 2019
Jason Conley	(Principal Accounting Officer)