Form 10-Q
period 2020-03-31
ROPER TECHNOLOGIES INC
filed 2020-05-06
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the registrant’s common stock as of April 24, 2020 was 104,396,635.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2020	2019
Net revenues	$1,350.7	$1,287.2
Cost of sales	493.9	476.6
Gross profit	856.8	810.6

Selling, general and administrative expenses	507.6	464.2
Income from operations	349.2	346.4

Interest expense, net	45.4	43.7
Other income (expense), net	0.8	(3.1)
Gain on disposal of business	—	119.6

Earnings before income taxes	304.6	419.2

Income taxes	64.3	49.6

Net earnings	$240.3	$369.6

Net earnings per share:
Basic	$2.30	$3.57
Diluted	$2.28	$3.53

Weighted average common shares outstanding:
Basic	104.3	103.6
Diluted	105.3	104.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2020	2019
Net earnings	$240.3	$369.6

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(128.2)	28.7
Total other comprehensive income, net of tax	(128.2)	28.7

Comprehensive income	$112.1	$398.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2020	December 31, 2019
ASSETS:

Cash and cash equivalents	$999.8	$709.7
Accounts receivable, net	712.2	791.6
Inventories, net	206.2	198.6
Income taxes receivable	19.1	18.5
Unbilled receivables	225.3	183.5
Other current assets	110.8	97.6
Total current assets	2,273.4	1,999.5

Property, plant and equipment, net	133.4	139.9
Goodwill	10,732.5	10,815.4
Other intangible assets, net	4,523.0	4,667.7
Deferred taxes	95.0	95.6
Other assets	380.5	390.8

Total assets	$18,137.8	$18,108.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$180.8	$162.0
Accrued compensation	159.5	240.1
Deferred revenue	827.5	831.8
Other accrued liabilities	327.0	346.2
Income taxes payable	268.9	215.1
Current portion of long-term debt, net	602.4	602.2
Total current liabilities	2,366.1	2,397.4

Long-term debt, net of current portion	4,674.2	4,673.1
Deferred taxes	1,081.1	1,108.1
Other liabilities	425.1	438.4
Total liabilities	8,546.5	8,617.0

Commitments and contingencies (Note 9 )

Common stock	1.1	1.1
Additional paid-in capital	1,946.3	1,903.9
Retained earnings	8,003.1	7,818.0
Accumulated other comprehensive loss	(341.0)	(212.8)
Treasury stock	(18.2)	(18.3)
Total stockholders’ equity	9,591.3	9,491.9

Total liabilities and stockholders’ equity	$18,137.8	$18,108.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$240.3	$369.6
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	12.8	11.7
Amortization of intangible assets	101.8	82.9
Amortization of deferred financing costs	2.1	1.7
Non-cash stock compensation	27.7	25.3
Gain on disposal of business, net of associated income tax	—	(89.6)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	69.1	88.9
Unbilled receivables	(43.1)	(25.3)
Inventories	(10.3)	(19.5)
Accounts payable and accrued liabilities	(70.2)	(92.8)
Deferred revenue	3.6	11.9
Income taxes, excluding tax associated with gain on disposal of business	40.2	(17.6)
Cash tax paid for gain on disposal of business	—	(39.4)
Other, net	(10.1)	(17.5)
Cash provided by operating activities	363.9	290.3

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(2.8)	(3.2)
Capital expenditures	(7.9)	(15.8)
Capitalized software expenditures	(2.6)	(2.0)
Proceeds from (used in) disposal of businesses	(3.7)	220.4
Other, net	—	(2.2)
Cash provided by (used in) investing activities	(17.0)	197.2

Cash flows used in financing activities:
Borrowings (payments) under revolving line of credit, net	—	(455.0)
Cash dividends to stockholders	(53.1)	(47.7)
Proceeds from stock-based compensation, net	12.1	22.0
Treasury stock sales	2.8	2.2
Other	(0.5)	14.2
Cash used in financing activities	(38.7)	(464.3)

Effect of foreign currency exchange rate changes on cash	(18.1)	4.9

Net increase in cash and cash equivalents	290.1	28.1

Cash and cash equivalents, beginning of period	709.7	364.4

Cash and cash equivalents, end of period	$999.8	$392.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2019	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9

Adoption of ASC 326	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	240.3	—	—	240.3
Stock option exercises	—	22.9	—	—	—	22.9
Treasury stock sold	—	2.7	—	—	0.1	2.8
Currency translation adjustments	—	—	—	(128.2)	—	(128.2)
Stock-based compensation	—	27.6	—	—	—	27.6
Restricted stock activity	—	(10.8)	—	—	—	(10.8)
Dividends declared ($0.5125 per share)	—	—	(53.5)	—	—	(53.5)
Balances at March 31, 2020	$1.1	$1,946.3	$8,003.1	$(341.0)	$(18.2)	$9,591.3

Balances at December 31, 2018	$1.1	$1,751.5	$6,247.7	$(243.3)	$(18.5)	$7,738.5

Net earnings	—	—	369.6	—	—	369.6
Stock option exercises	—	36.8	—	—	—	36.8
Treasury stock sold	—	2.1	—	—	0.1	2.2
Currency translation adjustments	—	—	—	28.7	—	28.7
Stock-based compensation	—	24.3	—	—	—	24.3
Restricted stock activity	—	(14.8)	—	—	—	(14.8)
Dividends declared ($0.4625 per share)	—	—	(47.9)	—	—	(47.9)
Balances at March 31, 2019	$1.1	$1,799.9	$6,569.4	$(214.6)	$(18.4)	$8,137.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K (“Annual Report”) filed on February 28, 2020 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board FASB (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements

The Company adopted ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as of January 1, 2020 using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and unbilled receivables. We recorded a noncash cumulative effect decrease to retained earnings of $1.7, net of income taxes, on our opening consolidated balance sheet as of January 1, 2020.

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

	Three months ended March 31,
	2020	2019
Basic shares outstanding	104.3	103.6
Effect of potential common stock:
Common stock awards	1.0	1.1
Diluted shares outstanding	105.3	104.7

For the three months ended March 31, 2020, there were 1.318 outstanding stock options, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1.381 outstanding stock options that would have been antidilutive in the respective 2019 period.

4. Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended March 31,
	2020	2019
Stock-based compensation	$27.7	$25.3
Tax effect recognized in net earnings	5.8	5.3

Stock Options - In the three months ended March 31, 2020, 0.725 options were granted with a weighted average fair value of $62.02 per option. During the same period in 2019, 0.686 options were granted with a weighted average fair value of $67.61 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Three months ended March 31,
	2020	2019
Risk-free interest rate (%)	0.83	2.44
Expected option life (years)	5.64	5.41
Expected volatility (%)	20.18	19.24
Expected dividend yield (%)	0.62	0.59

Cash received from option exercises for the three months ended March 31, 2020 and 2019 was $22.9 and $36.8, respectively.

Restricted Stock Grants - During the three months ended March 31, 2020, the Company granted 0.179 shares with a weighted average grant date fair value of $340.92 per restricted share. During the same period in 2019, the Company granted 0.258 shares with a weighted average grant date fair value of $309.02 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2020, 0.096 restricted shares vested with a weighted average grant date fair value of $248.05 per restricted share and a weighted average vest date fair value of $333.75 per restricted share.

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

During both the three months ended March 31, 2020 and 2019, participants in the employee stock purchase plan purchased 0.008 shares of Roper’s common stock for total consideration of $2.8 and $2.2, respectively. All shares were purchased from Roper’s treasury shares.

5. Inventories

The components of inventory were as follows:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$127.1	$125.1
Work in process	31.5	30.9
Finished products	81.7	76.0
Inventory reserves	(34.1)	(33.4)
	$206.2	$198.6

6. Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2019	$5,389.4	$3,933.5	$1,178.0	$314.5	$10,815.4
Additions	—	—	—	—	—
Other	0.7	0.3	—	—	1.0
Currency translation adjustments	(22.1)	(43.3)	(12.4)	(6.1)	(83.9)
Balances at March 31, 2020	$5,368.0	$3,890.5	$1,165.6	$308.4	$10,732.5

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$4,955.4	$(1,349.4)	$3,606.0
Unpatented technology	613.0	(279.6)	333.4
Software	172.2	(111.5)	60.7
Patents and other protective rights	12.0	(8.0)	4.0
Trade names	7.9	(4.1)	3.8
Assets not subject to amortization:
Trade names	659.8	—	659.8
Balances at December 31, 2019	$6,420.3	$(1,752.6)	$4,667.7

Assets subject to amortization:
Customer related intangibles	$4,915.5	$(1,416.9)	$3,498.6
Unpatented technology	605.3	(298.2)	307.1
Software	171.8	(115.5)	56.3
Patents and other protective rights	11.8	(7.9)	3.9
Trade names	7.9	(4.6)	3.3
Assets not subject to amortization:
Trade names	653.8	—	653.8
Balances at March 31, 2020	$6,366.1	$(1,843.1)	$4,523.0

Amortization expense of other intangible assets was $100.7 and $82.6 during the three months ended March 31, 2020 and 2019, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In the first quarter of 2020, changes in facts and circumstances and general market declines from the coronavirus global pandemic (COVID-19) resulted in reduced expectations of near term future operating results. The Company considered these circumstances and the potential long-term impact on revenues and cash flows associated with its trade names and reporting units and determined that an indicator of possible impairment did not exist. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2020, a prolonged COVID-19 pandemic could further impact the expectations of future operating results and assumptions that are significant enough that an interim impairment review would be required. This is particularly true for the trade name associated with our lab software business, which had a fair value approximating its carrying value of $100.4 as of October 1, 2019, its most recent quantitative analysis. The Company will perform the annual analysis during the fourth quarter of 2020.

7. Debt

On April 23, 2020, the Company entered into Amendment No. 2 to Credit Agreement (the “Amendment”) to the Credit Agreement dated September 23, 2016 among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and parties thereto, as previously amended December 2, 2016 (the “Credit Agreement”). The Amendment modified our gross debt to EBITDA covenant to allow for the benefit of our cash balance to be included in the calculation, changing the covenant to a net debt to EBITDA ratio.

The Amendment amends the definition of Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be the ratio of (a)(i) Consolidated Total Debt (as defined in the Credit Agreement) minus (ii) the aggregate amount of Unrestricted Cash (as defined in the Credit Agreement) to (b) Consolidated EBITDA (as defined in the Credit Agreement). The Amendment also adds a condition to each extension of credit through December 31, 2020, that after giving effect to any such borrowing and intended use of such borrowing, the aggregate amount of Unrestricted Cash may not be greater than $1,250.

8. Fair Value of Financial Instruments

Roper’s debt at March 31, 2020 included $5,300 of fixed-rate senior notes with the following fair values:

$600 3.000% senior notes due 2020	601
$500 2.800% senior notes due 2021	501
$500 3.125% senior notes due 2022	511
$700 3.650% senior notes due 2023	721
$500 2.350% senior notes due 2024	492
$300 3.850% senior notes due 2025	323
$700 3.800% senior notes due 2026	723
$800 4.200% senior notes due 2028	860
$700 2.950% senior notes due 2029	681

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

10. Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended March 31,
	2020	2019	Change %
Net revenues:
Application Software	$405.1	$381.2	6.3%
Network Software & Systems	438.2	345.7	26.8%
Measurement & Analytical Solutions	365.2	401.8	(9.1)%
Process Technologies	142.2	158.5	(10.3)%
Total	$1,350.7	$1,287.2	4.9%
Gross profit:
Application Software	$270.4	$253.4	6.7%
Network Software & Systems	293.2	239.0	22.7%
Measurement & Analytical Solutions	214.6	231.2	(7.2)%
Process Technologies	78.6	87.0	(9.7)%
Total	$856.8	$810.6	5.7%
Operating profit*:
Application Software	$97.6	$91.4	6.8%
Network Software & Systems	138.7	125.3	10.7%
Measurement & Analytical Solutions	114.0	118.1	(3.5)%
Process Technologies	43.3	50.1	(13.6)%
Total	$393.6	$384.9	2.3%
Long-lived assets:
Application Software	$85.1	$82.0	3.8%
Network Software & Systems	48.5	35.4	37.0%
Measurement & Analytical Solutions	39.1	40.2	(2.7)%
Process Technologies	21.0	22.0	(4.5)%
Total	$193.7	$179.6	7.9%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $44.4 and $38.5 for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020	2019
Software and related services	$668.5	$576.8
Engineered products and related services	682.2	710.4
Net revenues	$1,350.7	$1,287.2

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,543.4. We expect to recognize revenue on approximately 58% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	March 31, 2020	December 31, 2019	Change
Unbilled receivables	$225.3	$183.5	$41.8
Contract liabilities - current (1)	(836.0)	(840.8)	4.8
Deferred revenue - non-current (2)	(32.6)	(33.2)	0.6
Net contract assets/(liabilities)	$(643.3)	$(690.5)	$47.2
(1) Consists of “Deferred revenue,” and billings in-excess of revenues (“BIE”). BIE is reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2019 to March 31, 2020 was due primarily to the increase in unbilled receivables associated with timing of invoicing in our project-based businesses, most notably our Transcore business, and to a lesser extent the foreign exchange impact on our contract liability balances.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring after revenue recognition resulting in contract assets. The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance relating primarily to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals. Revenue recognized during the three months ended March 31, 2020 that was included in the contract liability balance on December 31, 2019 was $323.5.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue or BIE balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three months ended March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) as filed on February 28, 2020 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include the effects of the COVID-19 pandemic on our business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: the duration and scope of the pandemic; the negative impact on global and regional markets, economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on our customers, suppliers, and business partners, and how quickly economies and demand for our products and services recover after the pandemic subsides.

Additional examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•general economic conditions;
•difficulty making acquisitions and successfully integrating acquired businesses;
•any unforeseen liabilities associated with future acquisitions;
•limitations on our business imposed by our indebtedness;
•unfavorable changes in foreign exchange rates;
•failure to effectively mitigate cybersecurity threats;
•failure to comply with new data privacy laws and regulations;
•difficulties associated with exports/imports and risks of changes to tariff rates;
•risks and costs associated with our international sales and operations;
•rising interest rates;
•product liability and insurance risks;
•increased warranty exposure;
•future competition;
•the cyclical nature of some of our markets;
•reduction of business with large customers;
•risks associated with government contracts;
•changes in the supply of, or price for, raw materials, parts and components;
•environmental compliance costs and liabilities;
•risks and costs associated with asbestos-related litigation;
•potential write-offs of our goodwill and other intangible assets;
•our ability to successfully develop new products;
•failure to protect our intellectual property;
•the effect of, or change in, government regulations (including tax);

•economic disruption caused by terrorist attacks, health crises (such as the COVID-19 pandemic) or other unforeseen events; and
•the factors discussed in other reports filed with the SEC.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization.

Our top priority during this pandemic is on the health and safety of our employees. The leadership teams at our businesses were proactive in instituting safety measures that protect our employees, while maintaining operational capabilities required to meet their customers’ needs. All our businesses with manufacturing facilities have been deemed essential and remain operational, supplying our customers with critical products. Additionally, all of our businesses have been operational in their work-from-home environments.

The spread of COVID-19 has caused us to modify our business practices, and we may take further actions as required by governmental and other regulatory authorities or as we determine to protect the safety or best interests of our employees, customers, suppliers and business partners. Some changes in business practices include, but are not limited to: restricting employee travel, developing social distancing plans for our employees, expanding the number of our associates who work from home, and cancelling physical participation in meetings, events and conferences.

While we did not experience a material impact on our results in the first quarter of 2020, COVID-19 has created significant uncertainty in the future economic outlook of our businesses.

We operate a diverse portfolio of businesses, and, as a result, our businesses are navigating through a diverse set of challenges. Some of the impacts our businesses are experiencing from COVID-19 include, but are not limited to:

•Our businesses have been unable to visit current and potential customers in order to solicit new business and/or provide necessary on-site implementation and training services, which has impacted our ability to obtain new business, and in some cases, effectively service existing business;
•Government restrictions on non-emergency hospital procedures may decrease (1) demand in our businesses that provide medical products used in non-emergency procedures and (2) revenue related to pharmaceutical utilization in post-acute healthcare settings;

•The unprecedented slowdown and/or shut down of global economy sectors and the related uncertain timeline to reopen and recover has created a weak demand environment for our businesses serving industrial and energy markets;
•Some of our customers, including those in the medical field, will likely delay payments to us while they are addressing the numerous challenges presented by COVID-19; such delays will impact the timing of our cash flow and our financial performance.

While our expectations for our operating results in 2020 have been lowered to reflect the new economic environment, our businesses are taking pragmatic cost countermeasures to manage profitability while continuing strategic investments for long term growth.

Our financial position remains strong with $1,000 of cash on-hand as of March 31, 2020 and an undrawn $2,500 revolving line of credit. Additionally, we expect our operating cash flow generation capability to continue due to our high levels of recurring revenue, high profitability, low capital expenditure requirements, and low working capital requirements. We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and certain strategic acquisitions through at least the next twelve months.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended March 31,
	2020	2019
Net revenues:
Application Software	$405.1	$381.2
Network Software & Systems	438.2	345.7
Measurement & Analytical Solutions	365.2	401.8
Process Technologies	142.2	158.5
Total	$1,350.7	$1,287.2
Gross margin:
Application Software	66.7%	66.5%
Network Software & Systems	66.9	69.1
Measurement & Analytical Solutions	58.8	57.5
Process Technologies	55.3	54.9
Total	63.4	63.0
Selling, general and administrative expenses:
Application Software	42.7%	42.5%
Network Software & Systems	35.3	32.9
Measurement & Analytical Solutions	27.5	28.1
Process Technologies	24.8	23.3
Total	34.3	33.1
Segment operating margin:
Application Software	24.1%	24.0%
Network Software & Systems	31.7	36.2
Measurement & Analytical Solutions	31.2	29.4
Process Technologies	30.5	31.6
Total	29.1	29.9
Corporate administrative expenses	(3.3)	(3.0)
Income from operations	25.9	26.9
Interest expense, net	(3.4)	(3.4)
Other income (expense), net	0.1	(0.2)
Gain on disposal of business	—	9.3
Earnings before income taxes	22.6	32.6
Income taxes	(4.8)	(3.9)
Net earnings	17.8%	28.7%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Net revenues for the three months ended March 31, 2020 increased by 4.9% as compared to the three months ended March 31, 2019. The increase was the result of organic growth of 3.6%, and a net acquisition/divestiture contribution of 1.7%, partially offset by a negative foreign exchange impact of 0.4%.

In our Application Software segment, revenues were $405.1 in the first quarter of 2020 as compared to $381.2 in the first quarter of 2019, an increase of 6%. Organic revenues increased 5% and acquisitions accounted for 2% of our growth. The increase in organic revenues was due to broad-based revenue growth across the segment, led by businesses serving government contracting, utilities and healthcare markets. Gross margin increased to 66.7% in the first quarter of 2020 as compared to 66.5% in the first quarter of 2019 due primarily to operating leverage on higher revenues. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 42.7% in the first quarter of 2020 as compared to 42.5% in the first quarter of 2019 due primarily to revenue mix. The resulting operating margin was 24.1% in the first quarter of 2020 as compared to 24.0% in the first quarter of 2019.

In our Network Software & Systems segment, revenues were $438.2 in the first quarter of 2020 as compared to $345.7 in the first quarter of 2019, an increase of 27%. Organic revenues increased 9% and acquisitions accounted for 18% of our growth. The growth in organic revenues was due to broad-based revenue growth across the segment, led by businesses serving the toll and traffic, logistics, and access management markets. Gross margin decreased to 66.9% in the first quarter of 2020 as compared to 69.1% in the first quarter of 2019 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 35.3% in the first quarter of 2020 as compared to 32.9% in the first quarter of 2019 due primarily to the acquisitions completed in 2019, including amortization of acquired intangibles. As a result, operating margin was 31.7% in the first quarter of 2020 as compared to 36.2% in the first quarter of 2019.

Our Measurement & Analytical Solutions segment revenues decreased by 9% to $365.2 in the first quarter of 2020 as compared to $401.8 in the first quarter of 2019. Organic revenues increased 3%, more than offset by a decrease in revenue of 12% attributable to the disposal of (i) Princeton Instruments, Photometrics, Lumenera, and other brands (collectively, the “Imaging” businesses) on February 5, 2019 and (ii) Gatan, Inc. (“Gatan”) on October 29, 2019. The growth in organic revenues was due primarily to our medical products businesses and to a lesser extent our water meter technology business, partially offset by industrial business declines. Gross margin increased to 58.8% in the first quarter of 2020 as compared to 57.5% in the first quarter of 2019 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of revenues decreased to 27.5% in the first quarter of 2020 as compared to 28.1% in the first quarter of 2019 due primarily to operating leverage on higher organic revenues and the sale of the Imaging and Gatan businesses. The resulting operating margin was 31.2% in the first quarter of 2020 as compared to 29.4% in the first quarter of 2019.

Our Process Technologies segment revenues decreased by 10% to $142.2 in the first quarter of 2020 as compared to $158.5 in the first quarter of 2019. Organic revenues decreased 10%, and the negative foreign exchange impact was 1%. The decrease in organic revenues was due primarily to lower demand at our businesses serving upstream oil and gas end markets. Gross margin increased to 55.3% in the first quarter of 2020 as compared to 54.9% in the first quarter of 2019 due primarily to increased sales of higher margin products across a number of businesses. SG&A expenses as a percentage of revenues increased to 24.8% in the first quarter of 2020 as compared to 23.3% in the first quarter of 2019 due primarily to the organic revenue decline previously discussed. As a result, operating margin was 30.5% in the first quarter of 2020 as compared to 31.6% in the first quarter of 2019.

Corporate expenses increased to $44.4, or 3.3% of revenues, in the first quarter of 2020 as compared to $38.5, or 3.0% of revenues, in the first quarter of 2019. The increase was due primarily to higher acquisition-related expense and stock compensation expense.

Net interest expense was $45.4 for the first quarter of 2020 as compared to $43.7 for the first quarter of 2019 due to higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other income, net, of $0.8 for the first quarter of 2020 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries. Other expense, net of $3.1 for the first quarter of 2019 was composed primarily of foreign exchange losses at our non-U.S. subsidiaries.

Gain on disposal of business, of $119.6 in the first quarter of 2019 is the pretax gain recognized on the sale of the Imaging businesses, which closed February 5, 2019.

Income taxes as a percent of pretax earnings were 21.1% in the first quarter of 2020 as compared to 11.8% in the first quarter of 2019. The increase is due primarily to the recognition of a discrete tax benefit of $43.0 in the first quarter of 2019, in connection with a foreign restructuring plan allowing the future realization of net operating losses.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 22% to $2,070.3 at March 31, 2020 as compared to $1,697.7 at March 31, 2019, organic growth was 20% and acquisitions contributed 8%, partially offset by a 6% decline related to the disposal of the Gatan and Imaging businesses.

	Backlog as of
	March 31,
	2020	2019
Application Software	$838.6	$769.3
Network Software & Systems	877.9	518.9
Measurement & Analytical Solutions	236.3	288.1
Process Technologies	117.5	121.4
Total	$2,070.3	$1,697.7

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
Cash provided by/(used in):	2020	2019
Operating activities	$363.9	$290.3
Investing activities	(17.0)	197.2
Financing activities	(38.7)	(464.3)

Operating activities - Net cash provided by operating activities increased by 25.4% to $363.9 in the three months ended March 31, 2020 as compared to $290.3 in the three months ended March 31, 2019 due primarily to (i) higher cash taxes paid during the first quarter of 2019, including $39.4 on the disposal of the Imaging businesses, and (ii) higher income from operations excluding non-cash charges.

Investing activities - Cash used in investing activities during the three months ended March 31, 2020 was primarily for capital expenditures. Cash from investing activities during the three months ended March 31, 2019 was primarily from the disposal of the Imaging businesses.

Financing activities - Cash used in financing activities for the three months ended March 31, 2020 was primarily due to dividend payments, partially offset by net proceeds from stock based compensation. Cash used in financing activities during the three months ended March 31, 2019 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by proceeds from stock option exercises and other short term borrowings.
Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the three months ended March 31, 2020 by $18.1 due primarily to the strengthening of the U.S. dollar against the functional currencies of our United Kingdom, European and Canadian subsidiaries. Cash and cash equivalents increased during the three months ended March 31, 2019 by $4.9 due primarily to the strengthening of functional currencies of our United Kingdom subsidiaries against the U.S. dollar.

We also continue to monitor government economic stabilization efforts and expect to participate in certain legislative provisions to improve our liquidity. We will defer approximately $320 of U.S. and state income tax payments from the second quarter to the third quarter of 2020. Approximately $200 of the deferred U.S. income tax payments are associated with the gain on sale of Gatan. Additionally, under the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, we expect to defer the payment of approximately $54 of employer social security payroll taxes for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

Total debt at March 31, 2020 consisted of the following:

$600 3.000% senior notes due 2020	$600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
Deferred finance costs	(30.6)
Other	7.2
Total debt, net of deferred finance costs	5,276.6
Less current portion	602.4
Long-term debt, net of deferred finance costs	$4,674.2

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At March 31, 2020, there were no outstanding borrowings under our unsecured credit facility. At March 31, 2020, we had $7.2 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $68.6 of outstanding letters of credit.

Cash at our foreign subsidiaries at March 31, 2020 increased to $336 as compared to $292 at December 31, 2019 primarily due to the cash generated at our foreign subsidiaries during the three months ended March 31, 2020. We intend to repatriate substantially all historical and future unremitted foreign earnings.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2020.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $490.1 at March 31, 2020 as compared to negative $505.4 at December 31, 2019, reflecting a increase in working capital due primarily to a decrease in accrued compensation resulting from the timing of payments and an increase in unbilled receivables, partially offset by a decrease in accounts receivable. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $5,276.6 at March 31, 2020 as compared to $5,275.3 at December 31, 2019. Our leverage is shown in the following table:

	March 31, 2020	December 31, 2019
Total debt	$5,276.6	$5,275.3
Cash	(999.8)	(709.7)
Net debt	4,276.8	4,565.6
Stockholders’ equity	9,591.3	9,491.9
Total net capital	$13,868.1	$14,057.5

Net debt / total net capital	30.8%	32.5%

Capital expenditures were $7.9 for the three months ended March 31, 2020 as compared to $15.8 for the three months ended March 31, 2019. Capitalized software expenditures were $2.6 for the three months ended March 31, 2020 as compared to $2.0 for the three months ended March 31, 2019. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

On April 23, 2020, the Company entered into Amendment No. 2 to Credit Agreement (the “Amendment”) to the Credit Agreement dated September 23, 2016 among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and parties thereto, as previously amended December 2, 2016 (the “Credit Agreement”). The Amendment modified our gross debt to EBITDA covenant to allow for the benefit of our cash balance to be included in the calculation, changing the covenant to a net debt to EBITDA ratio. This provides the Company further flexibility and capacity in executing on our pipeline of high quality acquisition opportunities.

The Amendment amends the definition of Consolidated Total Leverage Ratio (as defined in the Credit Agreement) to be the ratio of (a)(i) Consolidated Total Debt (as defined in the Credit Agreement) minus (ii) the aggregate amount of Unrestricted Cash (as defined in the Credit Agreement) to (b) Consolidated EBITDA (as defined in the Credit Agreement). The Amendment also adds a condition to each extension of credit through December 31, 2020, that after giving effect to any such borrowing and intended use of such borrowing, the aggregate amount of Unrestricted Cash may not be greater than $1,250.

There have been no material changes to our contractual obligations from those disclosed in our Annual Report other than the Amendment.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical uncertainties could adversely affect our business prospects. The COVID-19 pandemic has had, and will continue to have, an adverse impact on our business. A significant terrorist attack, other global conflict, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these factor’s effects on current economic conditions. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2020.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition and results of operations, see the risk factors discussion in Item 1A of our Annual Report on Form 10-K. See also “Information About Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The extent to which the coronavirus (COVID-19) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

The novel strain of the coronavirus identified in China in late 2019 has spread across the globe and has resulted in governmental and other regulatory authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, as well as the work force, operations and financial prospects of our customers, suppliers and business partners. There is considerable uncertainty regarding such measures and potential future measures, such as restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our customers, suppliers and business partners. The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees, expanding the number of our associates who work from home, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by governmental and other regulatory authorities or as we determine to protect the safety or best interests of our employees, customers, suppliers and business partners.
Some of the impacts our businesses are experiencing from COVID-19 include, but are not limited to:

•Our businesses have been unable to visit current and potential customers in order to solicit new business and/or provide necessary on-site implementation and training services, which has impacted our ability to obtain new business, and in some cases, effectively service existing business;
•Government restrictions on non-emergency hospital procedures may decrease (1) demand in our businesses that provide medical products used in non-emergency procedures and (2) revenue related to pharmaceutical utilization in post-acute healthcare settings;
•The unprecedented slowdown and/or shut down of global economy sectors and the related uncertain timeline to reopen and recover has created a weak demand environment for our businesses serving industrial and energy markets;
•Some of our customers, including those in the medical field, will likely delay payments to us while they are addressing the numerous challenges presented by COVID-19; such delays will impact the timing of our cash flow and our financial performance.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic may have on our customers, suppliers, vendors and other business partners, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economic and political environment as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the rapidly changing situation could give rise to additional risks or adverse impacts of which we are not presently aware, such as the ability to complete acquisitions, the ability to obtain credit through the capital markets and/or through our revolving credit facility.

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	May 6, 2020
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	May 6, 2020
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	May 6, 2020
Jason Conley	(Principal Accounting Officer)