Form 10-Q
period 2020-06-30
ROPER TECHNOLOGIES INC
filed 2020-08-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 104,710,813.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net revenues	$1,305.0	$1,330.3	$2,655.7	$2,617.5
Cost of sales	461.3	480.3	955.2	956.9
Gross profit	843.7	850.0	1,700.5	1,660.6

Selling, general and administrative expenses	510.1	481.6	1,017.7	945.8
Income from operations	333.6	368.4	682.8	714.8

Interest expense, net	47.5	45.1	92.9	88.8
Other income (expense), net	(2.0)	(1.0)	(1.2)	(4.1)
Gain on disposal of business	—	—	—	119.6

Earnings before income taxes	284.1	322.3	588.7	741.5

Income taxes	64.9	72.6	129.2	122.2

Net earnings	$219.2	$249.7	$459.5	$619.3

Net earnings per share:
Basic	$2.10	$2.40	$4.40	$5.97
Diluted	$2.08	$2.38	$4.36	$5.90

Weighted average common shares outstanding:
Basic	104.5	103.9	104.4	103.7
Diluted	105.5	105.1	105.4	104.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings	$219.2	$249.7	$459.5	$619.3

Other comprehensive income, net of tax:
Foreign currency translation adjustments	56.2	(28.6)	(72.0)	0.1
Total other comprehensive income (loss), net of tax	56.2	(28.6)	(72.0)	0.1

Comprehensive income	$275.4	$221.1	$387.5	$619.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2020	December 31, 2019
ASSETS:

Cash and cash equivalents	$1,870.8	$709.7
Accounts receivable, net	738.8	791.6
Inventories, net	216.6	198.6
Income taxes receivable	23.7	18.5
Unbilled receivables	225.1	183.5
Other current assets	104.2	97.6
Total current assets	3,179.2	1,999.5

Property, plant and equipment, net	129.6	139.9
Goodwill	10,846.6	10,815.4
Other intangible assets, net	4,511.8	4,667.7
Deferred taxes	92.6	95.6
Other assets	382.5	390.8
Total assets	$19,142.3	$18,108.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$185.4	$162.0
Accrued compensation	207.4	240.1
Deferred revenue	828.3	831.8
Other accrued liabilities	354.8	346.2
Income taxes payable	320.1	215.1
Current portion of long-term debt, net	602.6	602.2
Total current liabilities	2,498.6	2,397.4

Long-term debt, net of current portion	5,263.8	4,673.1
Deferred taxes	1,070.3	1,108.1
Other liabilities	429.9	438.4
Total liabilities	9,262.6	8,617.0

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,012.9	1,903.9
Retained earnings	8,168.7	7,818.0
Accumulated other comprehensive loss	(284.8)	(212.8)
Treasury stock	(18.2)	(18.3)
Total stockholders’ equity	9,879.7	9,491.9

Total liabilities and stockholders’ equity	$19,142.3	$18,108.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$459.5	$619.3
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	25.1	23.4
Amortization of intangible assets	203.0	169.4
Amortization of deferred financing costs	4.3	3.3
Non-cash stock compensation	58.2	54.3
Gain on disposal of business, net of associated income tax	—	(88.5)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	49.6	38.5
Unbilled receivables	(42.3)	(37.0)
Inventories	(19.1)	(18.4)
Accounts payable and accrued liabilities	18.8	(94.0)
Deferred revenue	(4.3)	51.2
Income taxes, excluding tax associated with gain on disposal of businesses	76.7	(77.6)
Cash tax paid for gain on disposal of businesses	(10.0)	(39.4)
Other, net	(6.5)	(13.4)
Cash provided by operating activities	813.0	591.1

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(153.0)	(539.2)
Capital expenditures	(15.5)	(27.9)
Capitalized software expenditures	(5.2)	(4.9)
Proceeds from (used in) disposal of businesses	(3.8)	220.5
Other, net	—	(2.6)
Cash used in investing activities	(177.5)	(354.1)

Cash flows used in financing activities:
Proceeds from senior notes	600.0	—
Borrowings (payments) under revolving line of credit, net	—	(225.0)
Debt issuance costs	(12.0)	—
Cash dividends to stockholders	(106.6)	(95.6)
Proceeds from stock-based compensation, net	47.7	33.0
Treasury stock sales	4.5	3.6
Other	(0.7)	1.1
Cash flows from (used in) financing activities	532.9	(282.9)

Effect of foreign currency exchange rate changes on cash	(7.3)	2.3

Net increase in cash and cash equivalents	1,161.1	(43.6)

Cash and cash equivalents, beginning of period	709.7	364.4

Cash and cash equivalents, end of period	$1,870.8	$320.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2020	$1.1	$1,946.3	$8,003.1	$(341.0)	$(18.2)	$9,591.3

Net earnings	—	—	219.2	—	—	219.2
Stock option exercises	—	40.1	—	—	—	40.1
Treasury stock sold	—	1.7	—	—	—	1.7
Currency translation adjustments	—	—	—	56.2	—	56.2
Stock-based compensation	—	29.3	—	—	—	29.3
Restricted stock activity	—	(4.5)	—	—	—	(4.5)
Dividends declared ($0.5125 per share)	—	—	(53.6)	—	—	(53.6)
Balances at June 30, 2020	$1.1	$2,012.9	$8,168.7	$(284.8)	$(18.2)	$9,879.7

Balances at December 31, 2019	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9

Adoption of ASC 326	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	459.5	—	—	459.5
Stock option exercises	—	63.0	—	—	—	63.0
Treasury stock sold	—	4.4	—	—	0.1	4.5
Currency translation adjustments	—	—	—	(72.0)	—	(72.0)
Stock-based compensation	—	56.9	—	—	—	56.9
Restricted stock activity	—	(15.3)	—	—	—	(15.3)
Dividends declared ($1.0250 per share)	—	—	(107.1)	—	—	(107.1)
Balances at June 30, 2020	$1.1	$2,012.9	$8,168.7	$(284.8)	$(18.2)	$9,879.7

Balances at March 31, 2019	$1.1	$1,799.9	$6,569.4	$(214.6)	$(18.4)	$8,137.4

Net earnings	—	—	249.7	—	—	249.7
Stock option exercises	—	12.3	—	—	—	12.3
Treasury stock sold	—	1.4	—	—	—	1.4
Currency translation adjustments	—	—	—	(28.6)	—	(28.6)
Stock-based compensation	—	28.2	—	—	—	28.2
Restricted stock activity	—	(1.3)	—	—	—	(1.3)
Dividends declared ($0.4625 per share)	—	—	(48.1)	—	—	(48.1)
Balances at June 30, 2019	$1.1	$1,840.5	$6,771.0	$(243.2)	$(18.4)	$8,351.0

Balances at December 31, 2018	$1.1	$1,751.5	$6,247.7	$(243.3)	$(18.5)	$7,738.5

Net earnings	—	—	619.3	—	—	619.3
Stock option exercises	—	49.1	—	—	—	49.1
Treasury stock sold	—	3.5	—	—	0.1	3.6
Currency translation adjustments	—	—	—	0.1	—	0.1
Stock-based compensation	—	52.5	—	—	—	52.5
Restricted stock activity	—	(16.1)	—	—	—	(16.1)
Dividends declared ($0.9250 per share)	—	—	(96.0)	—	—	(96.0)
Balances at June 30, 2019	$1.1	$1,840.5	$6,771.0	$(243.2)	$(18.4)	$8,351.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K (“Annual Report”) filed on February 28, 2020 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic shares outstanding	104.5	103.9	104.4	103.7
Effect of potential common stock:
Common stock awards	1.0	1.2	1.0	1.2
Diluted shares outstanding	105.5	105.1	105.4	104.9

For the three and six months ended June 30, 2020, there were 1.322 outstanding stock options, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.596 and 0.644 outstanding stock options that would have been antidilutive in the respective 2019 periods.

4. Business Acquisitions

Roper completed two business acquisitions in the six months ended June 30, 2020, with an aggregate purchase price of $150.0, net of cash acquired and debt assumed. The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of each acquisition. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on Roper’s Condensed Consolidated Results of Operations individually or in aggregate.

On June 9, 2020, Roper acquired substantially all of the assets of Freight Market Intelligence Consortium (“FMIC”), a leading provider of subscription-based freight transaction benchmarking and analysis service. FMIC is integrating into our DAT business and its results are reported in the Network Software & Systems reportable segment.

On June 15, 2020, Roper acquired substantially all of the assets of Team TSI Corporation (“Team TSI”), a leading provider of subscription-based data analytics serving long term health care facilities. Team TSI is integrating into our SHP business and its results are reported in the Network Software & Systems reportable segment.

The Company recorded $80.5 in goodwill and $70.2 of other identifiable intangibles in connection with the acquisitions; however, purchase price allocations remain preliminary. The amortizable intangible assets include customer relationships of $62.9 (15 year weighted average useful life) and technology of $7.3 (5 year weighted average useful life).

5. Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation	$30.5	$29.0	$58.2	$54.3
Tax effect recognized in net earnings	6.4	6.1	12.2	11.4

Stock Options - In the six months ended June 30, 2020, 0.735 options were granted with a weighted average fair value of $62.30 per option. During the same period in 2019, 0.721 options were granted with a weighted average fair value of $67.87 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Six months ended June 30,
	2020	2019
Risk-free interest rate (%)	0.83	2.42
Expected option life (years)	5.64	5.41
Expected volatility (%)	20.23	19.23
Expected dividend yield (%)	0.62	0.58

Cash received from option exercises for the six months ended June 30, 2020 and 2019 was $63.0 and $49.1, respectively.

Restricted Stock Grants - During the six months ended June 30, 2020, the Company granted 0.191 shares with a weighted average grant date fair value of $344.16 per restricted share. During the same period in 2019, the Company granted 0.294 shares with a weighted average grant date fair value of $315.00 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2020, 0.138 restricted shares vested with a weighted average grant date fair value of $260.67 per restricted share and a weighted average vest date fair value of $351.53 per restricted share.

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

We amended the Roper stock purchase plan effective July 1, 2020, which allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing price of the stock on the first and last day of each quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

During the six months ended June 30, 2020 and 2019, participants in the employee stock purchase plan purchased 0.014 and 0.012 shares of Roper’s common stock for total consideration of $4.5 and $3.6, respectively. All shares were purchased from Roper’s treasury shares.

6. Inventories

The components of inventory were as follows:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$137.4	$125.1
Work in process	29.5	30.9
Finished products	86.1	76.0
Inventory reserves	(36.4)	(33.4)
	$216.6	$198.6

7. Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2019	$5,389.4	$3,933.5	$1,178.0	$314.5	$10,815.4
Additions	—	80.5	—	—	80.5
Other	0.5	(0.6)	—	—	(0.1)
Currency translation adjustments	(12.8)	(26.8)	(6.3)	(3.3)	(49.2)
Balances at June 30, 2020	$5,377.1	$3,986.6	$1,171.7	$311.2	$10,846.6

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$4,955.4	$(1,349.4)	$3,606.0
Unpatented technology	613.0	(279.6)	333.4
Software	172.2	(111.5)	60.7
Patents and other protective rights	12.0	(8.0)	4.0
Trade names	7.9	(4.1)	3.8
Assets not subject to amortization:
Trade names	659.8	—	659.8
Balances at December 31, 2019	$6,420.3	$(1,752.6)	$4,667.7

Assets subject to amortization:
Customer related intangibles	$4,995.5	$(1,495.2)	$3,500.3
Unpatented technology	616.1	(320.2)	295.9
Software	171.9	(119.5)	52.4
Patents and other protective rights	11.9	(8.1)	3.8
Trade names	7.9	(5.1)	2.8
Assets not subject to amortization:
Trade names	656.6	—	656.6
Balances at June 30, 2020	$6,459.9	$(1,948.1)	$4,511.8

Amortization expense of other intangible assets was $200.8 and $168.9 during the six months ended June 30, 2020 and 2019, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In the first quarter of 2020, changes in facts and circumstances and general market declines from the coronavirus global pandemic (COVID-19) resulted in reduced expectations of near term future operating results. The Company considered these circumstances and the potential long-term impact on revenues and cash flows associated with its trade names and reporting units and determined that an indicator of possible impairment did not exist. While we have concluded that a triggering event did not occur during the first or second quarter of 2020, a prolonged COVID-19 pandemic could further impact the expectations of future operating results and assumptions that are significant enough to require an interim impairment review. In particular, the trade name associated with our lab software business, which had a fair value approximating its carrying value of $100.4 as of its most recent quantitative analysis performed on October 1, 2019, could become subject to an interim review in future periods. The Company will perform the annual analysis during the fourth quarter of 2020.

8. Debt

On June 22, 2020, the Company completed a public offering of $600.0 aggregate principal amount of 2.00% senior unsecured notes due June 30, 2030 (“2030 Notes”). The net proceeds from the sale of the Notes are intended for general corporate purposes, including acquisitions.

The 2030 Notes bear interest at a fixed rate of 2.00% per year, and are payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2020.

Roper may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

The 2030 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured indebtedness. The 2030 Notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The 2030 Notes are not, and will not be, guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

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

9. Fair Value of Financial Instruments

Roper’s debt at June 30, 2020 included $5,900 of fixed-rate senior notes with the following fair values:

$600 3.000% senior notes due 2020	606
$500 2.800% senior notes due 2021	515
$500 3.125% senior notes due 2022	524
$700 3.650% senior notes due 2023	761
$500 2.350% senior notes due 2024	532
$300 3.850% senior notes due 2025	341
$700 3.800% senior notes due 2026	801
$800 4.200% senior notes due 2028	938
$700 2.950% senior notes due 2029	764
$600 2.000% senior notes due 2030	601

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

11. Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change %	2020	2019	Change %
Net revenues:
Application Software	$398.4	$390.6	2.0%	$803.5	$771.8	4.1%
Network Software & Systems	422.0	366.8	15.0%	860.2	712.5	20.7%
Measurement & Analytical Solutions	363.9	408.4	(10.9)%	729.1	810.2	(10.0)%
Process Technologies	120.7	164.5	(26.6)%	262.9	323.0	(18.6)%
Total	$1,305.0	$1,330.3	(1.9)%	$2,655.7	$2,617.5	1.5%
Gross profit:
Application Software	$273.8	$262.7	4.2%	$544.2	$516.1	5.4%
Network Software & Systems	284.8	252.7	12.7%	578.0	491.7	17.6%
Measurement & Analytical Solutions	221.5	240.2	(7.8)%	436.1	471.4	(7.5)%
Process Technologies	63.6	94.4	(32.6)%	142.2	181.4	(21.6)%
Total	$843.7	$850.0	(0.7)%	$1,700.5	$1,660.6	2.4%
Operating profit*:
Application Software	$113.4	$98.4	15.2%	$211.0	$189.8	11.2%
Network Software & Systems	130.6	129.2	1.1%	269.3	254.5	5.8%
Measurement & Analytical Solutions	123.0	130.3	(5.6)%	237.0	248.4	(4.6)%
Process Technologies	16.9	57.2	(70.5)%	60.2	107.3	(43.9)%
Total	$383.9	$415.1	(7.5)%	$777.5	$800.0	(2.8)%
Long-lived assets:
Application Software	$88.5	$83.3	6.2%
Network Software & Systems	46.5	38.6	20.5%
Measurement & Analytical Solutions	37.4	41.7	(10.3)%
Process Technologies	20.6	21.8	(5.5)%
Total	$193.0	$185.4	4.1%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $50.3 and $46.7 for the three months ended June 30, 2020 and 2019, respectively, and $94.7 and $85.2 for the six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software and related services	$655.5	$594.7	$1,324.0	$1,171.5
Engineered products and related services	649.5	735.6	1,331.7	1,446.0
Net revenues	$1,305.0	$1,330.3	$2,655.7	$2,617.5

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,528.6. We expect to recognize revenue on approximately 58% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	June 30, 2020	December 31, 2019	Change
Unbilled receivables	$225.1	$183.5	$41.6
Contract liabilities - current (1)	(837.8)	(840.8)	3.0
Deferred revenue - non-current (2)	(31.7)	(33.2)	1.5
Net contract assets/(liabilities)	$(644.4)	$(690.5)	$46.1
(1) Consists of “Deferred revenue,” and billings in-excess of revenues (“BIE”). BIE is reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2019 to June 30, 2020 was due primarily to the increase in unbilled receivables associated with timing of invoicing in our project-based businesses, most notably our Transcore business, and to a lesser extent the foreign exchange impact on our contract liability balances.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring after revenue recognition resulting in contract assets. The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance relating primarily to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals. Revenue recognized during the three and six months ended June 30, 2020 that was included in the contract liability balance on December 31, 2019 was $211.5 and $535.0, respectively .

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue or BIE balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three and six months ended June 30, 2020.

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

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include the effects of the COVID-19 pandemic on our business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: the duration and scope of the pandemic; the negative impact on global and regional markets, economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on our customers, suppliers, and business partners, and how quickly economies and demand for our products and services recover following the pandemic.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization.

Our top priority during this pandemic is on the health and safety of our employees. The leadership teams at our businesses continue to be proactive in instituting safety measures that protect our employees, while maintaining operational capabilities required to meet their customers’ needs. All our businesses with manufacturing facilities have been deemed essential businesses and remain operational, supplying our customers with critical products. Additionally, all of our businesses have been operational in their work-from-home environments with limited disruption.

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

While we did not experience a material impact on our results in the second quarter of 2020, COVID-19 continues to present significant uncertainty in the future economic outlook of our businesses.

We operate a diverse portfolio of businesses, and, as a result, our businesses are navigating through a diverse set of challenges. Some of the impacts our businesses are experiencing from COVID-19 include, but are not limited to:

•Our businesses have been unable to visit current and potential customers in order to solicit new business and/or provide necessary on-site installation, implementation and training services, which has, in some cases, limited our ability to obtain new business and effectively service existing business;
•Government restrictions on non-emergency hospital procedures resulted in decreased (1) demand in our businesses that provide medical products used in non-emergency procedures and (2) revenue related to pharmaceutical utilization in post-acute healthcare settings;

•The unprecedented slowdown and/or shut down of global economy sectors and the related uncertain timeline to reopen and recover has created a weak demand environment for our businesses serving industrial and energy markets; and
•Some of our customers, including those in the medical field, may seek to delay payments to us while they are addressing the numerous challenges presented by COVID-19; to date, such delays have not impacted the timing of our cash flow and our financial performance in a significant manner.

While our expectations for our operating results in 2020 have been lowered to reflect the new economic environment, our businesses are taking pragmatic cost countermeasures to manage profitability while continuing strategic investments for long term growth.

Our financial position remains strong with $1,871 of cash on-hand as of June 30, 2020 and an undrawn $2,500 revolving line of credit. On June 22, 2020, we issued and sold $600 aggregate principal amount of our 2.000% Senior Notes due 2030. These funds have been, and will be, used for general corporate purposes which may include repaying debt or financing acquisitions. Additionally, we expect our operating cash flow generation capability to continue due to our high levels of recurring revenue, high profitability, low capital expenditure requirements, and low working capital requirements. We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and certain strategic acquisitions through at least the next twelve months.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net revenues:
Application Software	$398.4	$390.6	$803.5	$771.8
Network Software & Systems	422.0	366.8	860.2	712.5
Measurement & Analytical Solutions	363.9	408.4	729.1	810.2
Process Technologies	120.7	164.5	262.9	323.0
Total	$1,305.0	$1,330.3	$2,655.7	$2,617.5
Gross margin:
Application Software	68.7%	67.3%	67.7%	66.9%
Network Software & Systems	67.5	68.9	67.2	69.0
Measurement & Analytical Solutions	60.9	58.8	59.8	58.2
Process Technologies	52.7	57.4	54.1	56.2
Total	64.7	63.9	64.0	63.4
Selling, general and administrative expenses:
Application Software	40.3%	42.0%	41.5%	42.3%
Network Software & Systems	36.5	33.7	35.9	33.3
Measurement & Analytical Solutions	27.1	26.9	27.3	27.5
Process Technologies	38.7	22.6	31.2	22.9
Total	35.2	32.7	34.8	32.9
Segment operating margin:
Application Software	28.5%	25.2%	26.3%	24.6%
Network Software & Systems	30.9	35.2	31.3	35.7
Measurement & Analytical Solutions	33.8	31.9	32.5	30.7
Process Technologies	14.0	34.8	22.9	33.2
Total	29.4	31.2	29.3	30.6
Corporate administrative expenses	(3.9)	(3.5)	(3.6)	(3.3)
Income from operations	25.6	27.7	25.7	27.3
Interest expense, net	(3.6)	(3.4)	(3.5)	(3.4)
Other income (expense), net	(0.2)	(0.1)	—	(0.2)
Gain on disposal of business	—	—	—	4.6
Earnings before income taxes	21.8	24.2	22.2	28.3
Income taxes	(5.0)	(5.5)	(4.9)	(4.7)
Net earnings	16.8%	18.8%	17.3%	23.7%

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net revenues for the three months ended June 30, 2020 decreased by 1.9% as compared to the three months ended June 30, 2019. The decrease was the result of organic decline of 2.8%, and a negative foreign exchange impact of 0.5%, partially offset by a net acquisition/divestiture contribution of 1.4%.

In our Application Software segment, revenues were $398.4 in the second quarter of 2020 as compared to $390.6 in the second quarter of 2019, an increase of 2%. Organic revenues increased 1% and acquisitions accounted for 2% of our growth, partially offset by a negative foreign exchange impact of 1%. The growth in organic revenues was due primarily to higher perpetual license sales in our businesses serving the healthcare markets, partially offset by declines in our businesses serving the higher education and K-12 markets. Gross margin increased to 68.7% in the second quarter of 2020 as compared to 67.3% in the second quarter of 2019 and Selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 40.3% in the second quarter of 2020 as compared to 42.0% in the second quarter of 2019, both due primarily to operating leverage on higher revenue. The resulting operating margin was 28.5% in the second quarter of 2020 as compared to 25.2% in the second quarter of 2019.

In our Network Software & Systems segment, revenues were $422.0 in the second quarter of 2020 as compared to $366.8 in the second quarter of 2019, an increase of 15%. Organic revenues increased 2% and acquisitions accounted for 13% of our growth. The growth in organic revenues was led by our higher project activity at our toll and traffic business and subscription growth at our SaaS businesses, partially offset by declines in our businesses that provide access management solutions. Gross margin decreased to 67.5% in the second quarter of 2020 as compared to 68.9% in the second quarter of 2019 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 36.5% in the second quarter of 2020 as compared to 33.7% in the second quarter of 2019 due primarily to higher amortization of acquired intangibles from the acquisitions completed in 2019. As a result, operating margin was 30.9% in the second quarter of 2020 as compared to 35.2% in the second quarter of 2019.

Our Measurement & Analytical Solutions segment revenues decreased by 11% to $363.9 in the second quarter of 2020 as compared to $408.4 in the second quarter of 2019. Organic revenues decreased 1%, divestitures accounted for 9% attributable to the disposal of Gatan, Inc. (“Gatan”) on October 29, 2019, and a negative foreign exchange impact of 1%. The decline in organic revenues was due primarily to our water meter technology business and industrial businesses, partially offset by organic growth primarily in our medical products businesses used in the treatment of COVID-19. Gross margin increased to 60.9% in the second quarter of 2020 as compared to 58.8% in the second quarter of 2019 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 27.1% in the second quarter of 2020 as compared to 26.9% in the second quarter of 2019 due primarily to lower operating leverage on organic revenue declines. The resulting operating margin was 33.8% in the second quarter of 2020 as compared to 31.9% in the second quarter of 2019.

Our Process Technologies segment revenues decreased by 27% to $120.7 in the second quarter of 2020 as compared to $164.5 in the second quarter of 2019. Organic revenues decreased 26%, and the negative foreign exchange impact was 1%. The decrease in organic revenues was due to due broad-based revenue declines across the segment led by lower demand at our businesses serving upstream oil and gas end markets. Gross margin decreased to 52.7% in the second quarter of 2020 as compared to 57.4% in the second quarter of 2019 due primarily to lower revenues across the businesses. SG&A expenses as a percentage of revenues increased to 38.7% in the second quarter of 2020 as compared to 22.6% in the second quarter of 2019 due primarily to $13.6 restructuring charge for structural cost reduction actions taken at certain businesses and lower operating leverage on organic revenue declines. As a result, operating margin was 14.0% in the second quarter of 2020 as compared to 34.8% in the second quarter of 2019.

Corporate expenses increased to $50.3, or 3.9% of revenues, in the second quarter of 2020 as compared to $46.7, or 3.5% of revenues, in the second quarter of 2019. The increase was due primarily to higher professional services expense.

Net interest expense was $47.5 for the second quarter of 2020 as compared to $45.1 for the second quarter of 2019 due to higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other expense, net, of $2.0 and $1.0 for the second quarter of 2020 and 2019, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 22.8% in the second quarter of 2020 as compared to 22.5% in the second quarter of 2019. The increase is due primarily to higher state taxes in 2020 compared to 2019.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 14% to $2,044.3 at June 30, 2020 as compared to $1,789.0 at June 30, 2019, organic growth was 13% and acquisitions contributed 6%, partially offset by a 5% decline related to the disposal of the Gatan business.

	Backlog as of
	June 30,
	2020	2019
Application Software	$870.3	$804.1
Network Software & Systems	832.9	585.8
Measurement & Analytical Solutions	231.4	277.2
Process Technologies	109.7	121.9
Total	$2,044.3	$1,789.0

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Net revenues for the six months ended June 30, 2020 increased by 1.5% as compared to the six months ended June 30, 2019. The increase was the result of organic growth of 0.4%, and a net acquisitions/divestiture contribution of 1.6%, partially offset by a negative foreign exchange impact of 0.4%.

In our Application Software segment, revenues were $803.5 in the six months ended June 30, 2020 as compared to $771.8 in the six months ended June 30, 2019, an increase of 4%. Organic revenues increased 3% and acquisitions accounted for 2% of our growth, partially offset by a negative foreign exchange impact of 1%. The growth in organic revenues was primarily due to businesses serving healthcare and government contracting markets. Gross margin increased to 67.7% in the six months ended June 30, 2020 as compared to 66.9% in the six months ended June 30, 2019 and SG&A expenses decreased as a percentage of revenue to 41.5% in the six months ended June 30, 2020 as compared to 42.3% in the six months ended June 30, 2019 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 26.3% in the six months ended June 30, 2020 as compared to 24.6% in the six months ended June 30, 2019.

In our Network Software & Systems segment, revenues increased by 21% to $860.2 in the six months ended June 30, 2020 as compared to $712.5 in the six months ended June 30, 2019. Organic revenues increased 5% and acquisitions accounted for 16%. The growth in organic revenues was led by our higher project activity at our toll and traffic business and subscription growth at our SaaS businesses. Gross margin decreased to 67.2% in the six months ended June 30, 2020 as compared to 69.0% in the six months ended June 30, 2019 due primarily to revenue mix. SG&A expenses increased as a percentage of revenues at 35.9% in the six months ended June 30, 2020 as compared to 33.3% in the six months ended June 30, 2019 due primarily to higher amortization of acquired intangibles from the acquisitions completed in 2019. As a result, operating margin was 31.3% in the six months ended June 30, 2020 as compared to 35.7% in the six months ended June 30, 2019.

Our Measurement and Analytical segment revenues decreased by 10% to $729.1 in the six months ended June 30, 2020 as compared to $810.2 in the six months ended June 30, 2019. Organic revenues increased 1%, more than offset by a decrease in revenue of 11% attributable to the disposal of the Imaging and Gatan businesses as discussed above, and a negative foreign exchange impact of 1%. The growth in organic revenues was due to our medical products businesses, partially offset by our water meter technology and industrial business declines. Gross margin increased to 59.8% in the six months ended June 30, 2020 as compared to 58.2% in the six months ended June 30, 2019. SG&A expenses as a percentage of revenues decreased to 27.3% in the six months ended June 30, 2020 as compared to 27.5% in the six months ended June 30, 2019 due primarily to revenue mix. The resulting operating margin was 32.5% in the six months ended June 30, 2020 as compared to 30.7% in the six months ended June 30, 2019.

Our Process Technologies segment revenues decreased by 19% to $262.9 in the six months ended June 30, 2020 as compared to $323.0 in the six months ended June 30, 2019. Organic revenues decreased by 18%, and the negative foreign exchange impact was 1%. The decrease in organic revenues was due to due broad-based revenue declines across the segment led by lower demand at our businesses serving upstream oil and gas end markets. Gross margin decreased to 54.1% in the six months ended June 30, 2020 as compared to 56.2% in the six months ended June 30, 2019 due primarily to lower revenues. SG&A expenses as a percentage of revenues decreased to 31.2% in the six months ended June 30, 2020 as compared to 22.9% in the six months ended June 30, 2019 due primarily to $13.6 restructuring charge for structural cost reduction actions taken at certain of our businesses and lower operating leverage on organic revenue declines. As a result, operating margin was 22.9% in the six months ended June 30, 2020 as compared to 33.2% in the six months ended June 30, 2019.

Corporate expenses increased to $94.7, or 3.6% of revenues, in the six months ended June 30, 2020 as compared to $85.2, or 3.3% of revenues, in the six months ended June 30, 2019. The dollar increase was due primarily to higher professional services expenses, stock compensation expenses and acquisition-related expenses.

Net interest expense was $92.9 for the six months ended June 30, 2020 as compared to $88.8 for the six months ended June 30, 2019 due to higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other expense, net, of $1.2 and $4.1 for the six months ended June 30, 2020 and 2019, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Gain on disposal of business, of $119.6 in the first quarter of 2019 is the pretax gain recognized on the sale of the Imaging businesses, which closed February 5, 2019.

Income taxes as a percent of pretax earnings increased to 21.9% in the six months ended June 30, 2020 as compared to 16.5% in the six months ended June 30, 2019. The increase is due primarily to the recognition of a discrete tax benefit of $41.0 during the six months ended June 30, 2019.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,
Cash provided by/(used in):	2020	2019
Operating activities	$813.0	$591.1
Investing activities	(177.5)	(354.1)
Financing activities	532.9	(282.9)

Operating activities - Net cash provided by operating activities increased by 37.5% to $813.0 in the six months ended June 30, 2020 as compared to $591.1 in the six months ended June 30, 2019 due primarily to (i) the deferral of $137.5 of tax payments comprised of $123.9 of US Federal and state income tax payments that were deferred into the third quarter of 2020 and $13.7 of second quarter 2020 employer social security payroll taxes that are payable in installments in 2021 and 2022 under the CARES Act, (ii) cash taxes paid of $39.4 on the disposal of the Imaging businesses in the first six months of 2019 as compared to $10.0 of cash taxes paid on the disposal of Gatan during the first six months of 2020, and (iii) improvement in working capital.

Investing activities - Cash used in investing activities during the six months ended June 30, 2020 was primarily business acquisitions. Cash used in investing activities during the six months ended June 30, 2019 was primarily for the acquisition of Foundry, partially offset by proceeds from the disposal of the Imaging businesses.

Financing activities - Cash from financing activities for the six months ended June 30, 2020 was primarily due to net proceeds from the issuance of the 2030 Notes and net proceeds from stock based compensation, partially offset by dividend payments. Cash used in financing activities during the six months ended June 30, 2019 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock option exercises.
Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the six months ended June 30, 2020 by $7.3 due primarily to the strengthening of the U.S. dollar against the functional currencies of our United Kingdom and Canadian subsidiaries. Cash and cash equivalents increased during the six months ended June 30, 2019 by $2.3 due primarily to the strengthening of the Canadian dollar against the U.S. dollar.

We are also participating in certain legislative provisions to improve our liquidity. Under these provisions we deferred approximately $320 of U.S. and state income tax payments from the second quarter to the third quarter of 2020, including approximately $190 of deferred U.S. income tax payments associated with the gain on sale of Gatan. Additionally, under the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, we deferred approximately $14 of employer social security payroll tax payments in the second quarter of 2020 and expect to defer an additional $28 during the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

Total debt at June 30, 2020 consisted of the following:

$600 3.000% senior notes due 2020	$600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 3.800% senior notes due 2026	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
Deferred finance costs	(40.6)
Other	7.0
Total debt, net of deferred finance costs	5,866.4
Less current portion	602.6
Long-term debt, net of deferred finance costs	$5,263.8

The interest rate on borrowings under our $2,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At June 30, 2020, there were no outstanding borrowings under our unsecured credit facility. At June 30, 2020, we had $7.0 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $69.3 of outstanding letters of credit.

Cash at our foreign subsidiaries at June 30, 2020 decreased to $196 as compared to $292 at December 31, 2019 due primarily to the repatriation of historical foreign earnings, partially offset by the cash generated at our foreign subsidiaries during the six months ended June 30, 2020. We intend to repatriate substantially all historical and future unremitted foreign earnings.

We expect existing cash and cash equivalents, cash generated by our operations and availability under our unsecured credit facility, as well as our expected ability to access the capital markets, will be sufficient to fund operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2020.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $587.6 at June 30, 2020 as compared to negative $505.4 at December 31, 2019, reflecting a decrease in working capital due primarily to an increase in income taxes payable and a decrease in accounts receivable, partially offset by an increase in unbilled receivables and a decrease in accrued compensation. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $5,866.4 at June 30, 2020 as compared to $5,275.3 at December 31, 2019, due primarily to the issuance of the 2030 Notes. Our leverage is shown in the following table:

	June 30, 2020	December 31, 2019
Total debt	$5,866.4	$5,275.3
Cash	(1,870.8)	(709.7)
Net debt	3,995.6	4,565.6
Stockholders’ equity	9,879.7	9,491.9
Total net capital	$13,875.3	$14,057.5

Net debt / total net capital	28.8%	32.5%

Capital expenditures were $15.5 for the six months ended June 30, 2020 as compared to $27.9 for the six months ended June 30, 2019. Capitalized software expenditures were $5.2 for the six months ended June 30, 2020 as compared to $4.9 for the six months ended June 30, 2019. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

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

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties could adversely affect our business prospects. The COVID-19 pandemic has had, and will continue to have, an adverse impact on our business. A significant terrorist attack, other global conflict, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2020.

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

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than as described in this Item 1A and Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report.

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
Some of the impacts our businesses are experiencing from COVID-19 include, but are not limited to:

•Our businesses have been unable to visit current and potential customers in order to solicit new business and/or provide necessary on-site installation, implementation and training services, which has, in some cases, limited our ability to obtain new business and effectively service existing business;
•Government restrictions on non-emergency hospital procedures resulted in decreased (1) demand in our businesses that provide medical products used in non-emergency procedures and (2) revenue related to pharmaceutical utilization in post-acute healthcare settings;
•The unprecedented slowdown and/or shut down of global economy sectors and the related uncertain timeline to reopen and recover has created a weak demand environment for our businesses serving industrial and energy markets; and
•Some of our customers, including those in the medical field, may seek to delay payments to us while they are addressing the numerous challenges presented by COVID-19; such delays have not impacted the timing of our cash flow and our financial performance in a significant manner.

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

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic may have on our customers, suppliers, vendors and other business partners, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economic and political environment as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and in the Form 10-Q. In addition, the rapidly changing situation could give rise to additional risks or adverse impacts of which we are not presently aware, such as the ability to complete acquisitions, the ability to obtain credit through the capital markets and/or through our revolving credit facility.

We rely on information and technology for many of our business operations which could fail or be subject to cybersecurity threats and incidents and cause disruption to our business operations.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its businesses, its customers and/or its third party service providers, including cloud providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Moreover, as more of our employees work remotely due to the COVID 19 pandemic or otherwise, our networks and systems may be more susceptible to breach or sabotage due to employee misuse or error which may increase the risk of access to our systems by unauthorized parties.

Our customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and services, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber-attacks, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines, diminution in the value of our investment in research and development, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.

There has been, and we believe that there will continue to be, increased regulation with respect to the collection, use and handling of personal, financial and other information as regulatory authorities in the United States and around the world have recently passed or are currently considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the California Consumer Privacy Act, or CCPA, which came into effect in January 2020, and the GDPR, which is a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights that became effective in May 2018. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The GDPR provides significant penalties for non-compliance (up to 4% of global revenue). European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. Many states in the United States are also considering their own privacy laws that, in the absence of a preemptive Federal privacy law, could impose burdensome and conflicting requirements. The interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere can be uncertain and currently is in flux. Cloud-based solutions may be subject to further regulation, including data localization requirements and other restrictions concerning international transfer of data, the operational and cost impact of which cannot be fully known at this time. In addition to the possibility of fines, application of these existing laws in a manner inconsistent with our data and privacy practices could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation, or interpretation of existing law or regulation, imposing greater fees or taxes or restriction on the collection, use or transfer of information or data internationally or over the Web, could result in a decline in the use and adversely affect sales of our products and services and our results of operations. Finally, as we increasingly become a provider of technology solutions, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as our privacy policies and the information we make available to our customers and the public about our data handling practices, and our inability to do so may adversely impact sales of our solutions and services to certain customers, particularly customers in highly-regulated industries, such as the healthcare industry, and could result in regulatory actions, fines, legal proceedings and negatively impact our brand, reputation and our business.

ITEM 6.                  EXHIBITS

3.1	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 10, 2020.

4.1	Form of 2.000% Senior Notes due 2030, incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 22, 2020.

10.01	Employee Stock Purchase Plan, as amended and restated, filed herewith.

10.02
Amendment No. 2 to Credit Agreement dated April 23, 2020, to Credit Agreement dated as of September 23, 2016 by and among Registrant, the foreign subsidiary borrowers party thereto from time to time, the lenders party thereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent, and the other agents and parties thereto, as previously amended December 2, 2016, incorporated herein by reference to Exhibit 10.01 to the Roper Technologies, Inc. Current Report on Form 8-K filed April 28, 2020.

10.03

Second Amendment to the Roper Technologies, Inc. Director Compensation Plan, incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2020.

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	August 5, 2020
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	August 5, 2020
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	August 5, 2020
Jason Conley	(Principal Accounting Officer)