Form 10-Q
period 2020-09-30
ROPER TECHNOLOGIES INC
filed 2020-11-04
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 104,872,361.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenues	$1,366.1	$1,354.5	$4,021.8	$3,972.0
Cost of sales	490.2	480.9	1,445.4	1,437.8
Gross profit	875.9	873.6	2,576.4	2,534.2

Selling, general and administrative expenses	508.3	488.4	1,526.0	1,434.2
Income from operations	367.6	385.2	1,050.4	1,100.0

Interest expense, net	62.3	48.8	155.2	137.6
Other income (expense), net	(2.2)	1.5	(3.4)	(2.6)
Gain on disposal of business	—	—	—	119.6

Earnings before income taxes	303.1	337.9	891.8	1,079.4

Income taxes	68.7	60.4	197.9	182.6

Net earnings	$234.4	$277.5	$693.9	$896.8

Net earnings per share:
Basic	$2.24	$2.67	$6.64	$8.64
Diluted	$2.21	$2.64	$6.57	$8.54

Weighted average common shares outstanding:
Basic	104.7	104.0	104.5	103.8
Diluted	105.9	105.2	105.6	105.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings	$234.4	$277.5	$693.9	$896.8

Other comprehensive income, net of tax:
Foreign currency translation adjustments	43.4	(41.9)	(28.6)	(41.8)
Total other comprehensive income (loss), net of tax	43.4	(41.9)	(28.6)	(41.8)

Comprehensive income	$277.8	$235.6	$665.3	$855.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2020	December 31, 2019
ASSETS:

Cash and cash equivalents	$302.1	$709.7
Accounts receivable, net	773.4	791.6
Inventories, net	214.9	198.6
Income taxes receivable	43.1	18.5
Unbilled receivables	249.9	183.5
Other current assets	122.8	97.6
Total current assets	1,706.2	1,999.5

Property, plant and equipment, net	146.6	139.9
Goodwill	14,158.6	10,815.4
Other intangible assets, net	7,122.5	4,667.7
Deferred taxes	95.1	95.6
Other assets	423.0	390.8
Total assets	$23,652.0	$18,108.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$173.1	$162.0
Accrued compensation	251.5	240.1
Deferred revenue	868.1	831.8
Other accrued liabilities	409.3	346.2
Income taxes payable	35.1	215.1
Current portion of long-term debt, net	602.8	602.2
Total current liabilities	2,339.9	2,397.4

Long-term debt, net of current portion	9,101.2	4,673.1
Deferred taxes	1,563.9	1,108.1
Other liabilities	486.1	438.4
Total liabilities	13,491.1	8,617.0

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,069.9	1,903.9
Retained earnings	8,349.4	7,818.0
Accumulated other comprehensive loss	(241.4)	(212.8)
Treasury stock	(18.1)	(18.3)
Total stockholders’ equity	10,160.9	9,491.9

Total liabilities and stockholders’ equity	$23,652.0	$18,108.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$693.9	$896.8
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	38.3	35.9
Amortization of intangible assets	319.8	263.2
Amortization of deferred financing costs	7.4	5.2
Non-cash stock compensation	88.4	80.4
Gain on disposal of business, net of associated income tax	—	(87.4)
Income tax provision, excluding tax associated with gain on disposal of businesses	197.9	150.4
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	126.1	52.1
Unbilled receivables	(49.1)	(26.6)
Inventories	(15.2)	(25.2)
Accounts payable and accrued liabilities	53.3	(59.2)
Deferred revenue	(57.5)	26.5
Cash tax paid for gain on disposal of businesses	(201.9)	(39.4)
Cash income taxes paid, excluding tax associated with gain on disposal of businesses	(236.1)	(255.0)
Other, net	(14.4)	(22.1)
Cash provided by operating activities	950.9	995.6

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(5,653.3)	(2,351.9)
Capital expenditures	(23.0)	(42.2)
Capitalized software expenditures	(9.8)	(7.7)
Proceeds from (used in) disposal of businesses	(4.2)	220.5
Other, net	(2.7)	(2.5)
Cash used in investing activities	(5,693.0)	(2,183.8)

Cash flows from (used in) financing activities:
Proceeds from senior notes	3,300.0	1,200.0
Borrowings (payments) under revolving line of credit, net	1,160.0	60.0
Debt issuance costs	(42.0)	(12.0)
Cash dividends to stockholders	(160.0)	(143.5)
Proceeds from stock-based compensation, net	72.5	38.8
Treasury stock sales	7.3	5.2
Other	(1.4)	3.6
Cash flows from financing activities	4,336.4	1,152.1

Effect of foreign currency exchange rate changes on cash	(1.9)	(5.3)

Net decrease in cash and cash equivalents	(407.6)	(41.4)

Cash and cash equivalents, beginning of period	709.7	364.4

Cash and cash equivalents, end of period	$302.1	$323.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2020	$1.1	$2,012.9	$8,168.7	$(284.8)	$(18.2)	$9,879.7

Net earnings	—	—	234.4	—	—	234.4
Stock option exercises	—	25.9	—	—	—	25.9
Treasury stock sold	—	2.7	—	—	0.1	2.8
Currency translation adjustments	—	—	—	43.4	—	43.4
Stock-based compensation	—	29.5	—	—	—	29.5
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.5125 per share)	—	—	(53.7)	—	—	(53.7)
Balances at September 30, 2020	$1.1	$2,069.9	$8,349.4	$(241.4)	$(18.1)	$10,160.9

Balances at December 31, 2019	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9

Adoption of ASC 326	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	693.9	—	—	693.9
Stock option exercises	—	88.9	—	—	—	88.9
Treasury stock sold	—	7.1	—	—	0.2	7.3
Currency translation adjustments	—	—	—	(28.6)	—	(28.6)
Stock-based compensation	—	86.4	—	—	—	86.4
Restricted stock activity	—	(16.4)	—	—	—	(16.4)
Dividends declared ($1.5375 per share)	—	—	(160.8)	—	—	(160.8)
Balances at September 30, 2020	$1.1	$2,069.9	$8,349.4	$(241.4)	$(18.1)	$10,160.9

Balances at June 30, 2019	$1.1	$1,840.5	$6,771.0	$(243.2)	$(18.4)	$8,351.0

Net earnings	—	—	277.5	—	—	277.5
Stock option exercises	—	6.7	—	—	—	6.7
Treasury stock sold	—	1.5	—	—	0.1	1.6
Currency translation adjustments	—	—	—	(41.9)	—	(41.9)
Stock-based compensation	—	25.4	—	—	—	25.4
Restricted stock activity	—	(0.8)	—	—	—	(0.8)
Dividends declared ($0.4625 per share)	—	—	(48.2)	—	—	(48.2)
Balances at September 30, 2019	$1.1	$1,873.3	$7,000.3	$(285.1)	$(18.3)	$8,571.3

Balances at December 31, 2018	$1.1	$1,751.5	$6,247.7	$(243.3)	$(18.5)	$7,738.5

Net earnings	—	—	896.8	—	—	896.8
Stock option exercises	—	55.8	—	—	—	55.8
Treasury stock sold	—	5.0	—	—	0.2	5.2
Currency translation adjustments	—	—	—	(41.8)	—	(41.8)
Stock-based compensation	—	77.9	—	—	—	77.9
Restricted stock activity	—	(16.9)	—	—	—	(16.9)
Dividends declared ($1.3875 per share)	—	—	(144.2)	—	—	(144.2)
Balances at September 30, 2019	$1.1	$1,873.3	$7,000.3	$(285.1)	$(18.3)	$8,571.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K (“Annual Report”) filed on February 28, 2020 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic shares outstanding	104.7	104.0	104.5	103.8
Effect of potential common stock:
Common stock awards	1.2	1.2	1.1	1.2
Diluted shares outstanding	105.9	105.2	105.6	105.0

For the three and nine months ended September 30, 2020, there were 0.135 and 0.809 outstanding stock options, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.605 and 0.622 outstanding stock options that would have been antidilutive in the respective 2019 periods.

4.    Business Acquisitions

Roper completed five business acquisitions in the nine months ended September 30, 2020. The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of each acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2020 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The largest of the 2020 acquisitions was Vertafore, Inc. (“Vertafore”), a leading provider of SaaS solutions for the property and casualty insurance industry. Roper acquired 100% of the shares of Project Viking Holdings, Inc. (the parent company of Vertafore) on September 3, 2020, for a purchase price of $5,398.6. The purchase price comprises an enterprise value of $5,335.0 and the settlement of certain liabilities, net of cash acquired. Additionally, the purchase price contemplates approximately $120 of federal tax attributes that are expected to be realized by the end of 2022. The results of Vertafore are reported in the Application Software reportable segment.

The Company recorded $3,229.1 in goodwill and $2,660.0 of other identifiable intangibles in connection with the Vertafore acquisition. The majority of the goodwill is not expected to be deductible for tax purposes. Of the $2,660.0 of acquired intangible assets, $120.0 was assigned to trade names that are not subject to amortization. The remaining $2,540.0 of acquired intangible assets include customer relationships of $2,230.0 (17 year useful life) and unpatented technology of $310.0 (8 year useful life).

Net assets acquired also includes $489 of deferred tax liabilities, which are due primarily to $638 of deferred tax liabilities associated with acquired intangible assets, partially offset primarily by approximately $120 of federal tax attributes that are expected to be realized by the end of 2022. Purchase price allocations are preliminary pending final tax-related adjustments.

During the nine months ended September 30, 2020, Roper completed four other acquisitions with an aggregate purchase price of $251.8, net of cash acquired and debt assumed.

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

On September 15, 2020, Roper acquired substantially all of the assets of Impact Financial Systems (“IFS”), a leading provider of service request automation solutions for client onboarding, transaction automation, maintenance and advisor transitions. IFS is integrating into our iPipeline business and its results are reported in the Network Software & Systems reportable segment.

On September 18, 2020, Roper acquired all of the membership interests of WELIS, a premier provider of life insurance illustration systems to carriers in the US. WELIS is integrating into our iPipeline business and its results are reported in the Network Software & Systems reportable segment.

The Company recorded $133.9 in goodwill and $118.0 of other identifiable intangibles in connection with these four acquisitions. The amortizable intangible assets include customer relationships of $105.7 (15 year weighted average useful life) and technology of $12.3 (5 year weighted average useful life).

Subsequent to the nine months ended September 30, 2020, on October 15, 2020, Roper acquired substantially all of the assets of EPSi in an all-cash transaction valued at $361.0. EPSi is a leading provider of financial decision support and planning tools for hospitals and health systems. EPSi is integrating into our Strata business and its results will be reported in the Application Software reportable segment beginning in the fourth quarter of 2020.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation	$30.1	$26.1	$88.3	$80.4
Tax effect recognized in net earnings	6.3	5.5	18.5	16.9

Stock Options - In the nine months ended September 30, 2020, 0.758 options were granted with a weighted average fair value of $63.01 per option. During the same period in 2019, 0.753 options were granted with a weighted average fair value of $68.05 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Nine months ended September 30,
	2020	2019
Risk-free interest rate (%)	0.81	2.38
Expected option life (years)	5.64	5.42
Expected volatility (%)	20.36	19.22
Expected dividend yield (%)	0.62	0.58

Cash received from option exercises for the nine months ended September 30, 2020 and 2019 was $88.9 and $55.8, respectively.

Restricted Stock Grants - During the nine months ended September 30, 2020, the Company granted 0.234 shares with a weighted average grant date fair value of $353.68 per restricted share. During the same period in 2019, the Company granted 0.317 shares with a weighted average grant date fair value of $318.46 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2020, 0.146 restricted shares vested with a weighted average grant date fair value of $259.42 per restricted share and a weighted average vest date fair value of $354.28 per restricted share.

Employee Stock Purchase Plan - Roper’s stock purchase plan previously allowed employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

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

During the nine months ended September 30, 2020 and 2019, participants in the employee stock purchase plan purchased 0.022 and 0.016 shares of Roper’s common stock for total consideration of $7.3 and $5.2, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$138.3	$125.1
Work in process	29.5	30.9
Finished products	85.4	76.0
Inventory reserves	(38.3)	(33.4)
	$214.9	$198.6

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2019	$5,389.4	$3,933.5	$1,178.0	$314.5	$10,815.4
Additions	3,229.1	133.9	—	—	3,363.0
Other	0.5	(1.0)	—	—	(0.5)
Currency translation adjustments	(4.8)	(14.3)	0.4	(0.6)	(19.3)
Balances at September 30, 2020	$8,614.2	$4,052.1	$1,178.4	$313.9	$14,158.6

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$4,955.4	$(1,349.4)	$3,606.0
Unpatented technology	613.0	(279.6)	333.4
Software	172.2	(111.5)	60.7
Patents and other protective rights	12.0	(8.0)	4.0
Trade names	7.9	(4.1)	3.8
Assets not subject to amortization:
Trade names	659.8	—	659.8
Balances at December 31, 2019	$6,420.3	$(1,752.6)	$4,667.7

Assets subject to amortization:
Customer related intangibles	$7,282.7	$(1,585.2)	$5,697.5
Unpatented technology	934.3	(346.0)	588.3
Software	172.1	(123.4)	48.7
Patents and other protective rights	14.7	(8.3)	6.4
Trade names	7.9	(5.3)	2.6
Assets not subject to amortization:
Trade names	779.0	—	779.0
Balances at September 30, 2020	$9,190.7	$(2,068.2)	$7,122.5

Amortization expense of other intangible assets was $316.4 and $262.1 during the nine months ended September 30, 2020 and 2019, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In the first quarter of 2020, changes in facts and circumstances and general market declines from the coronavirus global pandemic (COVID-19) resulted in reduced expectations of near term future operating results. The Company considered these circumstances and the potential long-term impact on revenues and cash flows associated with its trade names and reporting units and determined that an indicator of possible impairment did not exist. While we have concluded that a triggering event did not occur during the first nine months of 2020, a prolonged COVID-19 pandemic could further impact market conditions and expectations of future operating results. The Company will perform the annual analysis during the fourth quarter of 2020.

8.    Debt

On June 22, 2020, the Company completed a public offering of $600.0 aggregate principal amount of 2.00% senior unsecured notes due June 30, 2030 (“2030 Notes”). The net proceeds from the sale of the 2030 Notes were used for general corporate purposes, including acquisitions.

The 2030 Notes bear interest at a fixed rate of 2.00% per year, and are payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2020.

On September 1, 2020, the Company completed a public offering of $300.0 aggregate principal amount of 0.45% senior unsecured notes due August 15, 2022 (“2022 Notes”), $700.0 aggregate principal amount of 1.00% senior unsecured notes due September 15, 2025 (“2025 Notes”), $700.0 aggregate principal amount of 1.40% senior unsecured notes due September 15, 2027 (“2027 Notes”) and $1,000.0 aggregate principal amount of 1.75% senior unsecured notes due February 15, 2031 (“2031 Notes” and, together with the 2022 Notes, 2025 Notes, and 2027 Notes, the “Notes”). The net proceeds from the sale of the Notes, together with cash on hand and borrowings under our existing credit agreement, were used to fund the purchase price of the acquisition of Vertafore, Inc. and related costs.

The 2022 Notes and 2031 Notes bear interest at a fixed rate of 0.45% and 1.75% per year, respectively, and are payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2021 and the 2025 Notes and 2027 Notes bear interest at a fixed rate of 1.00% and 1.40% per year, respectively, and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2021.

Roper may redeem some or all of the 2030 Notes and Notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities. Roper is also entitled to redeem the 2030 Notes and Notes at 100% of their principal amount plus accrued and unpaid interest at applicable par call dates in advance of maturity.

The 2030 Notes and Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured indebtedness. The 2030 Notes and Notes are effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The 2030 Notes and Notes are not, and will not be, guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

On September 2, 2020, the Company entered into a new three-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as syndication agents, and MUFG Bank, Ltd., Mizuho Bank, Ltd., PNC Bank, National Association, Truist Bank and TD Bank, N.A., as co-documentation agents, which replaced its existing $2,500.0 unsecured credit facility, dated as of September 23, 2016, as amended. The new facility comprises a three-year $3,000.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the facility will be available in dollars, and letters of credit will be available in dollars and other agreed-upon currencies. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

The Company will have the right to add foreign subsidiaries as borrowers under the Credit Agreement, subject to the satisfaction of specified conditions. The Company will guarantee the payment and performance by the foreign subsidiary borrowers of their obligations under the Credit Agreement. The Company’s obligations under the Credit Agreement are not guaranteed by any of its subsidiaries. However, the Company has the right, subject to the satisfaction of certain conditions set forth in the Credit Agreement, to cause any of its wholly-owned domestic subsidiaries to become guarantors.

Borrowings under the term loan and revolving credit facilities (if any) will bear interest, at the Company’s option, at a rate based on either:

•The highest of (1) the interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate in effect at its principal office in New York City, (2) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (3) the Eurocurrency Rate (as defined in the Credit Agreement, and which in no case shall be less than zero) for a deposit in Dollars with a maturity of one month plus 1%, in each case plus a per annum spread depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current rating, the spread would be 0.125%; or

•The Eurocurrency Rate (as defined in the Credit Agreement, and which in no case shall be less than zero) plus a per annum spread depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current rating, the spread would be 1.125%.

Outstanding letters of credit issued under the Credit Agreement will be charged a quarterly fee depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current rating, the quarterly fee would be payable at a rate of 1.125% per annum, plus a fronting fee of 0.125% per annum on the undrawn and unexpired amount of all letters of credit.

Additionally, the Company will pay a quarterly facility fee on the used and unused portions of the revolving credit facility depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current rating, the quarterly fee would accrue at a rate of 0.125% per annum.

Amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of customary events of default. The Credit Agreement requires the Company to maintain a Total Debt to Total Capital Ratio (as defined in the Credit Agreement) of 0.65 to 1.00 or less. Borrowings under the Credit Agreement are prepayable at Roper’s option at any time in whole or in part without premium or penalty.

Subsequent to the nine months ended September 30, 2020, on October 9, 2020, the Company elected to exercise its optional redemption right to redeem all of its outstanding 3.000% Notes due 2020 (the “2020 Notes”) in the original aggregate principal amount of $600.0, and Wells Fargo Bank, National Association, as trustee under the indenture governing the 2020 Notes (the “Indenture”), issued redemption notices to registered holders of the 2020 Notes. The date fixed for the redemption of the 2020 Notes is November 15, 2020 (the “Redemption Date”). The 2020 Notes will be redeemed at 100% of the aggregate principal amount of the 2020 Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date in accordance with the terms and conditions set forth in the Indenture. The foregoing does not constitute a notice of redemption with respect to any of the 2020 Notes.

9.    Fair Value of Financial Instruments

Roper’s debt at September 30, 2020 included $8,600 of fixed-rate senior notes with the following fair values:

$600 3.000% senior notes due 2020	602
$500 2.800% senior notes due 2021	513
$500 3.125% senior notes due 2022	524
$300 0.450% senior notes due 2022	300
$700 3.650% senior notes due 2023	761
$500 2.350% senior notes due 2024	529
$300 3.850% senior notes due 2025	342
$700 1.000% senior notes due 2025	702
$700 3.800% senior notes due 2026	808
$700 1.400% senior notes due 2027	708
$800 4.200% senior notes due 2028	954
$700 2.950% senior notes due 2029	770
$600 2.000% senior notes due 2030	612
$1,000 1.750% senior notes due 2031	1,000

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

10.    Contingencies

Roper, in the ordinary course of business, is the subject of, or a party to, various pending or threatened legal actions, including product liability, intellectual property and employment practices that, in general, are based upon claims of the kind that have been customary over the past several years and which the Company is vigorously defending. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of its product liability and employment practices claims and the limits of the primary, excess, and umbrella liability insurance coverages that are available with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper’s consolidated financial position, results of operations or cash flows.

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

11.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change %	2020	2019	Change %
Net revenues:
Application Software	$447.9	$405.4	10.5%	$1,251.4	$1,177.2	6.3%
Network Software & Systems	430.2	391.2	10.0%	1,290.4	1,103.7	16.9%
Measurement & Analytical Solutions	367.9	398.3	(7.6)%	1,097.0	1,208.5	(9.2)%
Process Technologies	120.1	159.6	(24.7)%	383.0	482.6	(20.6)%
Total	$1,366.1	$1,354.5	0.9%	$4,021.8	$3,972.0	1.3%
Gross profit:
Application Software	$307.6	$275.4	11.7%	$851.8	$791.5	7.6%
Network Software & Systems	287.1	271.9	5.6%	865.1	763.6	13.3%
Measurement & Analytical Solutions	218.4	234.7	(6.9)%	654.5	706.1	(7.3)%
Process Technologies	62.8	91.6	(31.4)%	205.0	273.0	(24.9)%
Total	$875.9	$873.6	0.3%	$2,576.4	$2,534.2	1.7%
Operating profit*:
Application Software	$125.6	$110.1	14.1%	$336.6	$299.9	12.2%
Network Software & Systems	134.3	137.5	(2.3)%	403.6	392.0	3.0%
Measurement & Analytical Solutions	122.5	127.0	(3.5)%	359.5	375.4	(4.2)%
Process Technologies	31.5	55.5	(43.2)%	91.7	162.8	(43.7)%
Total	$413.9	$430.1	(3.8)%	$1,191.4	$1,230.1	(3.1)%
Long-lived assets:
Application Software	$114.1	$85.6	33.3%
Network Software & Systems	46.0	50.0	(8.0)%
Measurement & Analytical Solutions	37.1	41.6	(10.8)%
Process Technologies	20.1	21.3	(5.6)%
Total	$217.3	$198.5	9.5%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $46.3 and $44.9 for the three months ended September 30, 2020 and 2019, respectively, and $141.0 and $130.1 for the nine months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Software and related services	$714.8	$637.3	$2,038.8	$1,808.8
Engineered products and related services	651.3	717.2	1,983.0	2,163.2
Net revenues	$1,366.1	$1,354.5	$4,021.8	$3,972.0

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,997.5. We expect to recognize revenue on approximately 56% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	September 30, 2020	December 31, 2019	Change
Unbilled receivables	$249.9	$183.5	$66.4
Contract liabilities - current (1)	(873.9)	(840.8)	(33.1)
Deferred revenue - non-current (2)	(34.2)	(33.2)	(1.0)
Net contract assets/(liabilities)	$(658.2)	$(690.5)	$32.3
(1) Consists of “Deferred revenue,” and billings in-excess of revenues (“BIE”). BIE is reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2019 to September 30, 2020 was due primarily to the increase in unbilled receivables associated with timing of invoicing in our project-based businesses, most notably our Transcore business, partially offset by the net contract liabilities associated with the acquisitions completed during the nine months ended September 30, 2020, of $44.1.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring after revenue recognition resulting in contract assets. The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance relating primarily to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals. Revenue recognized during the three and nine months ended September 30, 2020 that was included in the contract liability balance on December 31, 2019 was $179.9 and $714.9, respectively.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue or BIE balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three and nine months ended September 30, 2020.

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

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.”  Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include the effects of the COVID-19 pandemic on our business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: the duration and scope of the pandemic generally and in the geographical markets that we serve; the negative impact on global and regional markets, economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on our customers, suppliers, and business partners, and how quickly economies and demand for our products and services recover following the pandemic.

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

•economic disruption caused by terrorist attacks, health crises (such as the COVID-19 pandemic) or other unforeseen events; and
•the factors discussed in other reports filed with the SEC from time to time.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization.

Our top priority during this pandemic is the health and safety of our employees. The leadership teams at our businesses continue to be proactive in instituting safety measures that protect our employees, while maintaining operational capabilities required to meet our customers’ needs. All our businesses with manufacturing facilities have been deemed essential businesses and remain operational, supplying our customers with critical products. Additionally, all of our businesses have been operational in their work-from-home environments with limited disruption.

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

We operate a diverse portfolio of businesses, and, as a result, our businesses are navigating through a diverse set of challenges. Some of the impacts our businesses are experiencing from COVID-19 include, but are not limited to:

•The ability of our businesses to visit current and potential customers in order to solicit new business and/or provide necessary on-site installation, implementation and training services has been impacted by the pandemic, which has, in some cases, limited our ability to obtain new business and effectively service existing business;
•While government restrictions on non-emergency hospital procedures resulted in decreased (1) demand in our businesses that provide medical products used in non-emergency procedures and (2) revenue related to pharmaceutical utilization in post-acute healthcare settings, several of our businesses are on the front lines of battling COVID-19 and, as a result, have benefited from the heightened demand for their products/services, which may decline when the impact of COVID-19 subsides;

•The unprecedented slowdown and/or shut down of global economy sectors and the related uncertain timeline to reopen and recover, particularly in areas experiencing a more severe outbreak of the virus, has created a weak demand environment for our businesses serving industrial and energy markets; and
•Some of our customers, including those in the medical field, may seek to delay payments to us while they are addressing the numerous challenges presented by COVID-19; to date, such delays have not impacted the timing of our cash flow and our financial performance in a significant manner.

COVID-19 continues to present significant uncertainty in the future economic outlook of our businesses. While our expectations for our operating results in 2020 have been lowered to reflect the new economic environment, our businesses are taking pragmatic cost countermeasures to manage profitability while continuing strategic investments for long term growth.

Largely as a result of the acquisition of Vertafore, we ended the quarter with $302 of cash on-hand and $1,160 drawn on our $3,000 revolving line of credit. Also in connection with the acquisition of Vertafore, on September 1, 2020, we issued and sold an aggregate of $2,700 of Senior Notes, including $300 aggregate principal amount of 0.450% Senior Notes due 2022, $700 aggregate principal amount of 1.000% Senior Notes due 2025, $700 aggregate principal amount of 1.400% Senior Notes due 2027, and $1,000 aggregate principal amount of 1.750% Senior Notes due 2031. We expect our operating cash flow generation capability to continue due to our high levels of recurring revenue, high profitability, low capital expenditure requirements, and low working capital requirements. We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and a limited number of potential cash-funded acquisitions through at least the next twelve months.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenues:
Application Software	$447.9	$405.4	$1,251.4	$1,177.2
Network Software & Systems	430.2	391.2	1,290.4	1,103.7
Measurement & Analytical Solutions	367.9	398.3	1,097.0	1,208.5
Process Technologies	120.1	159.6	383.0	482.6
Total	$1,366.1	$1,354.5	$4,021.8	$3,972.0
Gross margin:
Application Software	68.7%	67.9%	68.1%	67.2%
Network Software & Systems	66.7	69.5	67.0	69.2
Measurement & Analytical Solutions	59.4	58.9	59.7	58.4
Process Technologies	52.3	57.4	53.5	56.6
Total	64.1	64.5	64.1	63.8
Selling, general and administrative expenses:
Application Software	40.6%	40.8%	41.2%	41.8%
Network Software & Systems	35.5	34.4	35.8	33.7
Measurement & Analytical Solutions	26.1	27.0	26.9	27.4
Process Technologies	26.1	22.7	29.6	22.8
Total	33.8	32.8	34.4	32.8
Segment operating margin:
Application Software	28.0%	27.2%	26.9%	25.5%
Network Software & Systems	31.2	35.1	31.3	35.5
Measurement & Analytical Solutions	33.3	31.9	32.8	31.1
Process Technologies	26.2	34.8	23.9	33.7
Total	30.3	31.8	29.6	31.0
Corporate administrative expenses	(3.4)	(3.3)	(3.5)	(3.3)
Income from operations	26.9	28.4	26.1	27.7
Interest expense, net	(4.6)	(3.6)	(3.9)	(3.5)
Other income (expense), net	(0.2)	0.1	(0.1)	(0.1)
Gain on disposal of business	—	—	—	3.0
Earnings before income taxes	22.2	24.9	22.2	27.2
Income taxes	(5.0)	(4.5)	(4.9)	(4.6)
Net earnings	17.2%	20.5%	17.3%	22.6%

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Net revenues for the three months ended September 30, 2020 increased by 0.9% as compared to the three months ended September 30, 2019. The increase was the result of net acquisition/divestiture contribution of 2.8% and a foreign exchange benefit of 0.5%, partially offset by a organic decline of 2.4%.

In our Application Software segment, revenues were $447.9 in the third quarter of 2020 as compared to $405.4 in the third quarter of 2019, an increase of 10%. Acquisitions contributed 11% and foreign exchange contributed 1%, partially offset by a decline in organic revenues of 1%. The decrease in organic revenues was due primarily to our businesses serving the education and government contracting markets, partially offset by growth in our businesses serving the healthcare markets. Gross margin increased to 68.7% in the third quarter of 2020 as compared to 67.9% in the third quarter of 2019 due primarily to revenue mix. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 40.6% in the third quarter of 2020 as compared to 40.8% in the third quarter of 2019 due primarily to revenue mix, partially offset by higher amortization of acquired intangibles from the Vertafore acquisition. The resulting operating margin was 28.0% in the third quarter of 2020 as compared to 27.2% in the third quarter of 2019.

In our Network Software & Systems segment, revenues were $430.2 in the third quarter of 2020 as compared to $391.2 in the third quarter of 2019, an increase of 10%. Organic revenues increased 2% and acquisitions accounted for 8% of our growth. The growth in organic revenues was led by higher project activity at our toll and traffic business and subscription growth at our SaaS businesses, partially offset by lower levels of activity in businesses serving access management, long-term care, and food end markets. Gross margin decreased to 66.7% in the third quarter of 2020 as compared to 69.5% in the third quarter of 2019 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 35.5% in the third quarter of 2020 as compared to 34.4% in the third quarter of 2019 due primarily to higher amortization of acquired intangibles from the acquisitions completed in 2019 and revenue mix. As a result, operating margin was 31.2% in the third quarter of 2020 as compared to 35.1% in the third quarter of 2019.

Our Measurement & Analytical Solutions segment revenues decreased by 8% to $367.9 in the third quarter of 2020 as compared to $398.3 in the third quarter of 2019. Organic revenues increased 2% and foreign exchange contributed 1%, which was more than offset by a decline of 11% attributable to the disposal of Gatan, Inc. (“Gatan”) on October 29, 2019. The growth in organic revenues was due to our medical products businesses used in the treatment of COVID-19, partially offset by declines in our water meter technology business and industrial businesses along with our medical businesses with products used in non-emergency hospital procedures. Gross margin increased to 59.4% in the third quarter of 2020 as compared to 58.9% in the third quarter of 2019 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 26.1% in the third quarter of 2020 as compared to 27.0% in the third quarter of 2019 due primarily to higher operating leverage on organic revenue growth. The resulting operating margin was 33.3% in the third quarter of 2020 as compared to 31.9% in the third quarter of 2019.

Our Process Technologies segment revenues decreased by 25% to $120.1 in the third quarter of 2020 as compared to $159.6 in the third quarter of 2019, all of which was organic. The decrease in organic revenues was due to broad-based revenue declines across the segment led by lower demand at our businesses serving upstream oil and gas end markets. Gross margin decreased to 52.3% in the third quarter of 2020 as compared to 57.4% in the third quarter of 2019 due primarily to lower revenues across the businesses. SG&A expenses as a percentage of revenues increased to 26.1% in the third quarter of 2020 as compared to 22.7% in the third quarter of 2019 due primarily to lower operating leverage on organic revenue declines. As a result, operating margin was 26.2% in the third quarter of 2020 as compared to 34.8% in the third quarter of 2019.

Corporate expenses increased to $46.3, or 3.4% of revenues, in the third quarter of 2020 as compared to $44.9, or 3.3% of revenues, in the third quarter of 2019. The increase was due primarily to higher stock compensation expense partially offset by lower acquisition related expenses.

Net interest expense was $62.3 for the third quarter of 2020 as compared to $48.8 for the third quarter of 2019 due to (i) $7.2 in interest expense for the origination fee on our bridge financing associated with the Vertafore acquisition, and (ii) higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other expense, net, of $2.2 for the third quarter of 2020 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other income, net, of $1.5 for the third quarter of 2019 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries

Income taxes as a percent of pretax earnings were 22.7% in the third quarter of 2020 as compared to 17.9% in the third quarter of 2019. The third quarter 2020 rate was unfavorably impacted primarily by a UK tax rate change of $8.9, coupled with the favorable impact of the reversal of the deferred tax liability associated with the excess of Gatan's book basis over tax basis in the shares of $10.0 in the third quarter of 2019.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 21% to $2,249.8 at September 30,

2020 as compared to $1,865.7 at September 30, 2019, organic growth was 12% and acquisitions contributed 16%, partially offset by a 7% decline related to the disposal of the Gatan business.

	Backlog as of
	September 30,
	2020	2019
Application Software	$1,131.9	$796.5
Network Software & Systems	797.7	657.5
Measurement & Analytical Solutions	213.8	292.9
Process Technologies	106.4	118.8
Total	$2,249.8	$1,865.7

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Net revenues for the nine months ended September 30, 2020 increased by 1.3% as compared to the nine months ended September 30, 2019. The increase was the result of net acquisition/divestiture contribution of 2.0%, partially offset by an organic decline of 0.6% and negative foreign exchange impact of 0.1%.

In our Application Software segment, revenues were $1,251.4 in the nine months ended September 30, 2020 as compared to $1,177.2 in the nine months ended September 30, 2019, an increase of 6%. Organic revenues increased 1% and acquisitions accounted for 5% of our growth. The growth in organic revenues was primarily due to businesses serving healthcare and government contracting markets. Gross margin increased to 68.1% in the nine months ended September 30, 2020 as compared to 67.2% in the nine months ended September 30, 2019 due primarily to operating leverage on higher organic revenues. SG&A expenses decreased as a percentage of revenue to 41.2% in the nine months ended September 30, 2020 as compared to 41.8% in the nine months ended September 30, 2019 due primarily to operating leverage on higher organic revenues, partially offset by higher amortization of acquired intangibles from the Vertafore acquisition. The resulting operating margin was 26.9% in the nine months ended September 30, 2020 as compared to 25.5% in the nine months ended September 30, 2019.

In our Network Software & Systems segment, revenues increased by 17% to $1,290.4 in the nine months ended September 30, 2020 as compared to $1,103.7 in the nine months ended September 30, 2019. Organic revenues increased 4% and acquisitions accounted for 13%. The growth in organic revenues was led by our higher project activity at our toll and traffic business and subscription growth at our SaaS businesses. Gross margin decreased to 67.0% in the nine months ended September 30, 2020 as compared to 69.2% in the nine months ended September 30, 2019 due primarily to revenue mix. SG&A expenses increased as a percentage of revenues at 35.8% in the nine months ended September 30, 2020 as compared to 33.7% in the nine months ended September 30, 2019 due primarily to higher amortization of acquired intangibles from the acquisitions completed in 2019. As a result, operating margin was 31.3% in the nine months ended September 30, 2020 as compared to 35.5% in the nine months ended September 30, 2019.

Our Measurement and Analytical segment revenues decreased by 9% to $1,097.0 in the nine months ended September 30, 2020 as compared to $1,208.5 in the nine months ended September 30, 2019. Organic revenues increased 2%, more than offset by a decrease in revenue of 11% attributable to the disposal of the Gatan business and the imaging businesses disposed on February 5, 2019. The growth in organic revenues was due to our medical products businesses used in the treatment of COVID-19, partially offset by our water meter technology and industrial business declines. Gross margin increased to 59.7% in the nine months ended September 30, 2020 as compared to 58.4% in the nine months ended September 30, 2019 due primarily to revenue mix. SG&A expenses as a percentage of revenues decreased to 26.9% in the nine months ended September 30, 2020 as compared to 27.4% in the nine months ended September 30, 2019 due primarily to higher operating leverage on organic revenue growth. The resulting operating margin was 32.8% in the nine months ended September 30, 2020 as compared to 31.1% in the nine months ended September 30, 2019.

Our Process Technologies segment revenues decreased by 21% to $383.0 in the nine months ended September 30, 2020 as compared to $482.6 in the nine months ended September 30, 2019. Organic revenues decreased by 20%. The decrease in organic revenues was due to broad-based revenue declines across the segment led by lower demand at our businesses serving upstream oil and gas end markets. Gross margin decreased to 53.5% in the nine months ended September 30, 2020 as compared to 56.6% in the nine months ended September 30, 2019 due primarily to lower revenues. SG&A expenses as a percentage of revenues increased to 29.6% in the nine months ended September 30, 2020 as compared to 22.8% in the nine months ended September 30, 2019 due primarily to $13.6 of restructuring charges for structural cost reduction actions taken at certain of our businesses and lower operating leverage on organic revenue declines. As a result, operating margin was 23.9% in the nine months ended September 30, 2020 as compared to 33.7% in the nine months ended September 30, 2019.

Corporate expenses increased to $141.0, or 3.5% of revenues, in the nine months ended September 30, 2020 as compared to $130.1, or 3.3% of revenues, in the nine months ended September 30, 2019. The dollar increase was due primarily to higher stock compensation expense and professional services.

Net interest expense was $155.2 for the nine months ended September 30, 2020 as compared to $137.6 for the nine months ended September 30, 2019 due to (i) higher weighted average debt balances, partially offset by lower weighted average interest rates, and (ii) $7.2 in interest expense for the origination fee on our bridge financing associated with the Vertafore acquisition.

Other expense, net, of $3.4 and $2.6 for the nine months ended September 30, 2020 and 2019, respectively, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Gain on disposal of business, of $119.6 in the first quarter of 2019 is the pretax gain recognized on the sale of the Imaging businesses, which closed February 5, 2019.

Income taxes as a percent of pretax earnings increased to 22.2% in the nine months ended September 30, 2020 as compared to 16.9% in the nine months ended September 30, 2019. The increase is due primarily to the recognition of a discrete tax benefit of $41.0 in connection with a foreign restructuring plan allowing the future realization of net operating losses during the nine months ended September 30, 2019.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
Cash provided by/(used in):	2020	2019
Operating activities	$950.9	$995.6
Investing activities	(5,693.0)	(2,183.8)
Financing activities	4,336.4	1,152.1

Operating activities - Net cash provided by operating activities decreased by 4.5% to $950.9 in the nine months ended September 30, 2020 as compared to $995.6 in the nine months ended September 30, 2019 due primarily to cash taxes paid of $201.9 on the disposal of Gatan in the first nine months of 2020 as compared to $39.4 of cash taxes paid on the disposal of the Imaging businesses in the first nine months of 2019, partially offset by improvement in working capital and to a lesser extent by $26.8 of employer social security payroll taxes deferred during the nine months ended September 30, 2020, that are payable in installments in 2021 and 2022 under the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We also expect to defer approximately $15 during the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

Investing activities - Cash used in investing activities during the nine months ended September 30, 2020 was primarily for the acquisition of Vertafore. Cash used in investing activities during the nine months ended September 30, 2019 was primarily for the acquisitions of iPipeline and Foundry, partially offset by proceeds from the disposal of the Imaging businesses.

Financing activities - Cash from financing activities for the nine months ended September 30, 2020 was primarily due to net proceeds from the issuance of the $3,300.0 in aggregate principle amount of senior unsecured notes, and net borrowings under our unsecured credit facility. Cash from financing activities during the nine months ended September 30, 2019 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock option exercises.
Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the nine months ended September 30, 2020 by $1.9 due primarily to the strengthening of the U.S. dollar against the functional currencies of our United Kingdom and Canadian subsidiaries. Cash and cash equivalents decreased during the nine months ended September 30, 2019 by $5.3 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European subsidiaries.

Total debt at September 30, 2020 consisted of the following:

$600 3.000% senior notes due 2020	$600.0
$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$300 0.450% senior notes due 2022	300.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	1,160.0
Deferred finance costs	(62.7)
Other	6.7
Total debt, net of deferred finance costs	9,704.0
Less current portion	602.8
Long-term debt, net of deferred finance costs	$9,101.2

The interest rate on borrowings under our $3,000.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At September 30, 2020, there were $1,160.0 outstanding borrowings under our unsecured credit facility. At September 30, 2020, we had $6.7 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $69.5 of outstanding letters of credit.

Cash at our foreign subsidiaries at September 30, 2020 decreased to $224 as compared to $292 at December 31, 2019 due primarily to the repatriation of historical foreign earnings, partially offset by the cash generated at our foreign subsidiaries during the nine months ended September 30, 2020. We intend to repatriate substantially all historical and future unremitted foreign earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2020.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $333.0 at September 30, 2020 as compared to negative $505.4 at December 31, 2019, reflecting a increase in working capital due primarily to a decrease in income taxes payable. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $9,704.0 at September 30, 2020 as compared to $5,275.3 at December 31, 2019, due primarily to the issuance of $3,300.0 of aggregate principle senior unsecured notes and net borrowings under our revolving line of credit to finance the acquisition of Vertafore. Our leverage is shown in the following table:

	September 30, 2020	December 31, 2019
Total debt	$9,704.0	$5,275.3
Cash	(302.1)	(709.7)
Net debt	9,401.9	4,565.6
Stockholders’ equity	10,160.9	9,491.9
Total net capital	$19,562.8	$14,057.5

Net debt / total net capital	48.1%	32.5%

Capital expenditures were $23.0 for the nine months ended September 30, 2020 as compared to $42.2 for the nine months ended September 30, 2019. Capitalized software expenditures were $9.8 for the nine months ended September 30, 2020 as compared to $7.7 for the nine months ended September 30, 2019. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

On September 2, 2020, the Company entered into a new three-year unsecured credit facility among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as syndication agents, and MUFG Bank, Ltd., Mizuho Bank, Ltd., PNC Bank, National Association, Truist Bank and TD Bank, N.A., as co-documentation agents, which replaced its existing $2.50 billion unsecured credit facility, dated as of September 23, 2016, as amended. The new facility comprises a three-year $3.00 billion revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the facility will be available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

On October 9, 2020, the Company elected to exercise its optional redemption rights to redeem all of its outstanding 3.000% Notes due 2020 (the “2020 Notes”) in the original aggregate principal amount of $600.0, and Wells Fargo Bank, National Association, as trustee under the indenture governing the 2020 Notes, issued redemption notices to registered holders of the 2020 Notes. The date fixed for the redemption of the 2020 Notes is November 15, 2020. The 2020 Notes will be redeemed at 100% of the aggregate principal amount of the 2020 Notes, plus accrued and unpaid interest thereon to, but not including, the redemption date in accordance with the terms and conditions set forth in the indenture.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Although we maintain an active acquisition program we are currently focused on reducing debt. Future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2020 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies and the impact of the COVID-19 pandemic on our business prospects and the financial markets generally. None of these factors can be predicted with certainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2020.

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

ITEM 1A.    RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report.

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
Some of the impacts our businesses are experiencing from COVID-19 include, but are not limited to:

•The ability of our businesses to visit current and potential customers in order to solicit new business and/or provide necessary on-site installation, implementation and training services has been impacted by the pandemic, which has, in some cases, limited our ability to obtain new business and effectively service existing business;
•While government restrictions on non-emergency hospital procedures resulted in decreased (1) demand in our businesses that provide medical products used in non-emergency procedures and (2) revenue related to pharmaceutical utilization in post-acute healthcare settings, several of our businesses are on the front lines of battling COVID-19 and, as a result, have benefited from the heightened demand for their products/services, which may decline when the impact of COVID-19 subsides;
•The unprecedented slowdown and/or shut down of global economy sectors and the related uncertain timeline to reopen and recover, particularly in areas experiencing a more severe outbreak of the virus, has created a weak demand environment for our businesses serving industrial and energy markets; and
•Some of our customers, including those in the medical field, may seek to delay payments to us while they are addressing the numerous challenges presented by COVID-19; to date, such delays have not impacted the timing of our cash flow and our financial performance in a significant manner.

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

Our business operations are dependent upon information technology networks and systems to securely transmit, process and store electronic information and to communicate among our locations around the world and with clients and vendors. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. Computer viruses, cyber-attacks, other external hazards and/or human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption.

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

ITEM 6.                  EXHIBITS

2.1
Agreement and Plan of Merger by and among the Company, Project V Merger Sub Inc. and Project Viking Holdings, Inc., dated August 12, 2020, incorporated herein by reference to Exhibit 2.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 13, 2020.

4.1	Form of 0.450% Senior Notes due 2022, incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed September 1, 2020.

4.2	Form of 1.000% Senior Notes due 2025 (included in Exhibit 4.1).

4.3	Form of 1.400% Senior Notes due 2027 (included in Exhibit 4.1).

4.4	Form of 1.750% Senior Notes due 2031 (included in Exhibit 4.1).

10.1
Credit Agreement dated as of September 2, 2020, among Roper, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as syndication agents, and MUFG Bank, Ltd., Mizuho Bank, Ltd., PNC Bank, National Association, Truist Bank and TD Bank, N.A., as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed September 3, 2020.

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	November 4, 2020
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	November 4, 2020
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Controller	November 4, 2020
Jason Conley	(Principal Accounting Officer)