Form 10-Q
period 2021-03-31
ROPER TECHNOLOGIES INC
filed 2021-05-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                 .

Commission File Number   1-12273
ROPER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		51-0263969
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6901 Professional Pkwy., Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 105,239,028.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2021	2020
Net revenues	$1,528.6	$1,350.7
Cost of sales	534.8	493.9
Gross profit	993.8	856.8

Selling, general and administrative expenses	593.3	507.6
Income from operations	400.5	349.2

Interest expense, net	60.6	45.4
Other income (expense), net	27.0	0.8

Earnings before income taxes	366.9	304.6

Income taxes	77.9	64.3

Net earnings	$289.0	$240.3

Net earnings per share:
Basic	$2.75	$2.30
Diluted	$2.73	$2.28

Weighted average common shares outstanding:
Basic	105.0	104.3
Diluted	106.0	105.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2021	2020
Net earnings	$289.0	$240.3

Other comprehensive income, net of tax:
Foreign currency translation adjustments	14.6	(128.2)
Total other comprehensive income (loss), net of tax	14.6	(128.2)

Comprehensive income	$303.6	$112.1

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2021	December 31, 2020
ASSETS:

Cash and cash equivalents	$331.0	$308.3
Accounts receivable, net	792.0	863.0
Inventories, net	206.0	198.4
Income taxes receivable	13.2	21.9
Unbilled receivables	268.0	241.7
Other current assets	129.2	119.0
Total current assets	1,739.4	1,752.3

Property, plant and equipment, net	134.6	140.6
Goodwill	14,405.3	14,395.2
Other intangible assets, net	7,066.8	7,206.9
Deferred taxes	102.3	104.0
Other assets	422.7	425.8
Total assets	$23,871.1	$24,024.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$190.9	$177.8
Accrued compensation	234.0	286.1
Deferred revenue	1,023.4	994.6
Other accrued liabilities	448.5	457.0
Income taxes payable	64.0	26.9
Current portion of long-term debt, net	502.1	502.0
Total current liabilities	2,462.9	2,444.4

Long-term debt, net of current portion	8,571.8	9,064.5
Deferred taxes	1,571.6	1,562.5
Other liabilities	499.1	473.6
Total liabilities	13,105.4	13,545.0

Commitments and contingencies (Note 8)

Common stock	1.1	1.1
Additional paid-in capital	2,138.9	2,097.5
Retained earnings	8,776.0	8,546.2
Accumulated other comprehensive loss	(132.4)	(147.0)
Treasury stock	(17.9)	(18.0)
Total stockholders’ equity	10,765.7	10,479.8

Total liabilities and stockholders’ equity	$23,871.1	$24,024.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$289.0	$240.3
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	14.7	12.8
Amortization of intangible assets	146.6	101.8
Amortization of deferred financing costs	3.4	2.1
Non-cash stock compensation	32.9	27.7
Gain on sale of assets, net of tax	(21.6)	—
Income tax provision, excluding tax associated with gain on sale of assets	72.4	64.3
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	70.3	69.1
Unbilled receivables	(22.2)	(43.1)
Inventories	(8.2)	(10.3)
Accounts payable and accrued liabilities	(46.4)	(70.2)
Deferred revenue	60.5	3.6
Cash income taxes paid	(17.8)	(24.1)
Other, net	(14.0)	(10.1)
Cash provided by operating activities	559.6	363.9

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	—	(2.8)
Capital expenditures	(9.1)	(7.9)
Capitalized software expenditures	(7.2)	(2.6)
Proceeds from (used in) disposal of businesses	(0.1)	(3.7)
Proceeds from sale of assets	27.1	—
Cash provided by (used in) investing activities	10.7	(17.0)

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving line of credit, net	(495.0)	—
Cash dividends to stockholders	(58.8)	(53.1)
Proceeds from stock-based compensation, net	4.4	12.1
Treasury stock sales	4.7	2.8
Other	(0.5)	(0.5)
Cash flows used in financing activities	(545.2)	(38.7)

Effect of foreign currency exchange rate changes on cash	(2.4)	(18.1)

Net increase in cash and cash equivalents	22.7	290.1

Cash and cash equivalents, beginning of period	308.3	709.7

Cash and cash equivalents, end of period	$331.0	$999.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2020	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8

Net earnings	—	—	289.0	—	—	289.0
Stock option exercises	—	19.2	—	—	—	19.2
Treasury stock sold	—	4.6	—	—	0.1	4.7
Currency translation adjustments	—	—	—	14.6	—	14.6
Stock-based compensation	—	32.4	—	—	—	32.4
Restricted stock activity	—	(14.8)	—	—	—	(14.8)
Dividends declared ($0.5625 per share)	—	—	(59.2)	—	—	(59.2)
Balances at March 31, 2021	$1.1	$2,138.9	$8,776.0	$(132.4)	$(17.9)	$10,765.7

Balances at December 31, 2019	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9

Adoption of ASC 326	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	240.3	—	—	240.3
Stock option exercises	—	22.9	—	—	—	22.9
Treasury stock sold	—	2.7	—	—	0.1	2.8
Currency translation adjustments	—	—	—	(128.2)	—	(128.2)
Stock-based compensation	—	27.6	—	—	—	27.6
Restricted stock activity	—	(10.8)	—	—	—	(10.8)
Dividends declared ($0.5125 per share)	—	—	(53.5)	—	—	(53.5)
Balances at March 31, 2020	$1.1	$1,946.3	$8,003.1	$(341.0)	$(18.2)	$9,591.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2020 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2021 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1. The pretax gain on the sale was $27.1, which is reported in Other income/(expense), net in the Condensed Consolidated Statement of Earnings.

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

	Three months ended March 31,
	2021	2020
Basic shares outstanding	105.0	104.3
Effect of potential common stock:
Common stock awards	1.0	1.0
Diluted shares outstanding	106.0	105.3

For the three months ended March 31, 2021, there were 0.647 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1.318 outstanding stock options that would have been antidilutive in the respective 2020 period.

4.    Stock Based Compensation

The Roper Technologies, Inc. 2016 Incentive Plan (“2016 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation	$32.9	$27.7
Tax effect recognized in net earnings	6.9	5.8

Stock Options - In the three months ended March 31, 2021, 0.498 options were granted with a weighted average fair value of $94.69 per option. During the same period in 2020, 0.725 options were granted with a weighted average fair value of $62.02 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2016 Plan.

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

	Three months ended March 31,
	2021	2020
Risk-free interest rate (%)	0.94	0.83
Expected option life (years)	5.61	5.64
Expected volatility (%)	25.16	20.18
Expected dividend yield (%)	0.56	0.62

Cash received from option exercises for the three months ended March 31, 2021 and 2020 was $19.2 and $22.9, respectively.

Restricted Stock Grants - During the three months ended March 31, 2021, the Company granted 0.207 shares with a weighted average grant date fair value of $404.14 per restricted share. During the same period in 2020, the Company granted 0.179 shares with a weighted average grant date fair value of $340.92 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2021, 0.116 restricted shares vested with a weighted average grant date fair value of $311.33 per restricted share and a weighted average vest date fair value of $394.23 per restricted share.

Employee Stock Purchase Plan - Roper’s employee stock purchase plan (“ESPP”) previously allowed employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 5% discount to the average closing price of the stock at the beginning and end of a quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

We amended the ESPP effective July 1, 2020, which allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing price of the stock on the first and last day of each quarterly offering period. Common stock sold to employees pursuant to the ESPP may be either treasury stock, stock purchased on the open market, or newly issued shares.

During the three months ended March 31, 2021 and 2020, participants in the ESPP purchased 0.013 and 0.008 shares of Roper’s common stock for total consideration of $4.7 and $2.8, respectively. All shares were purchased from Roper’s treasury shares.

5.    Inventories

The components of inventory were as follows:

	March 31, 2021	December 31, 2020
Raw materials and supplies	$134.0	$128.4
Work in process	30.3	28.2
Finished products	83.4	82.2
Inventory reserves	(41.7)	(40.4)
Inventories, net	$206.0	$198.4

6.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2020	$8,802.3	$4,083.1	$1,190.8	$319.0	$14,395.2
Additions	—	—	—	—	—
Other	(4.0)	0.7	—	—	(3.3)
Currency translation adjustments	3.5	10.4	(0.7)	0.2	13.4
Balances at March 31, 2021	$8,801.8	$4,094.2	$1,190.1	$319.2	$14,405.3

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,494.7	$(1,703.8)	$5,790.9
Unpatented technology	942.8	(363.9)	578.9
Software	172.4	(127.4)	45.0
Patents and other protective rights	13.0	(6.7)	6.3
Trade names	7.3	(5.6)	1.7
Assets not subject to amortization:
Trade names	784.1	—	784.1
Balances at December 31, 2020	$9,414.3	$(2,207.4)	$7,206.9

Assets subject to amortization:
Customer related intangibles	$7,499.6	$(1,817.2)	$5,682.4
Unpatented technology	943.3	(392.4)	550.9
Software	172.5	(131.3)	41.2
Patents and other protective rights	13.3	(6.9)	6.4
Trade names	7.3	(5.9)	1.4
Assets not subject to amortization:
Trade names	784.5	—	784.5
Balances at March 31, 2021	$9,420.5	$(2,353.7)	$7,066.8

Amortization expense of other intangible assets was $145.4 and $100.7 during the three months ended March 31, 2021 and 2020, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2021. The Company will perform the annual analysis during the fourth quarter of 2021.

7.    Fair Value of Financial Instruments

Roper’s debt at March 31, 2021 included $8,000 of fixed-rate senior notes with the following fair values:

$500 2.800% senior notes due 2021	508
$500 3.125% senior notes due 2022	518
$300 0.450% senior notes due 2022	300
$700 3.650% senior notes due 2023	750
$500 2.350% senior notes due 2024	523
$300 3.850% senior notes due 2025	332
$700 1.000% senior notes due 2025	689
$700 3.800% senior notes due 2026	778
$700 1.400% senior notes due 2027	677
$800 4.200% senior notes due 2028	902
$700 2.950% senior notes due 2029	730
$600 2.000% senior notes due 2030	574
$1,000 1.750% senior notes due 2031	929

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

Roper’s subsidiary, Vertafore, Inc., has been named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020 and Masciotra, et al. v. Vertafore, Inc., originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). All three cases purport to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. The cases each seek recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. Vertafore is vigorously defending the matters. In addition, Roper has been advised that the Texas Attorney General is investigating the data event.

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

9.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended March 31,
	2021	2020	Change %
Net revenues:
Application Software	$576.6	$405.1	42.3%
Network Software & Systems	440.2	438.2	0.5%
Measurement & Analytical Solutions	381.0	365.2	4.3%
Process Technologies	130.8	142.2	(8.0)%
Total	$1,528.6	$1,350.7	13.2%
Gross profit:
Application Software	$398.7	$270.4	47.4%
Network Software & Systems	299.4	293.2	2.1%
Measurement & Analytical Solutions	224.7	214.6	4.7%
Process Technologies	71.0	78.6	(9.7)%
Total	$993.8	$856.8	16.0%
Operating profit*:
Application Software	$153.7	$97.6	57.5%
Network Software & Systems	135.5	138.7	(2.3)%
Measurement & Analytical Solutions	124.1	114.0	8.9%
Process Technologies	38.3	43.3	(11.5)%
Total	$451.6	$393.6	14.7%
Long-lived assets:
Application Software	$126.7	$85.1	48.9%
Network Software & Systems	44.8	48.5	(7.6)%
Measurement & Analytical Solutions	35.4	39.1	(9.5)%
Process Technologies	19.5	21.0	(7.1)%
Total	$226.4	$193.7	16.9%

*Segment operating profit is before unallocated corporate general and administrative expenses; these expenses were $51.1 and $44.4 for the three months ended March 31, 2021 and 2020, respectively.

10.    Revenues from Contracts

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

	Three Months Ended March 31,
	2021	2020
Software and related services	$864.5	$668.5
Engineered products and related services	664.1	682.2
Net revenues	$1,528.6	$1,350.7

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,102.4. We expect to recognize revenue on approximately 63% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	March 31, 2021	December 31, 2020	Change
Unbilled receivables	$268.0	$241.7	$26.3
Contract liabilities - current (1)	(1,036.9)	(1,012.0)	(24.9)
Deferred revenue - non-current (2)	(76.4)	(43.1)	(33.3)
Net contract assets/(liabilities)	$(845.3)	$(813.4)	$(31.9)
(1) Consists of “Deferred revenue,” and billings in-excess of revenues (“BIE”). BIE is reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2020 to March 31, 2021 was due primarily to the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by the increase in unbilled receivables associated with timing of invoicing in our project-based businesses, most notably our Transcore business.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring after revenue recognition resulting in contract assets. The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the contract liability balance on December 31, 2020 and 2019 was $459.1 and $323.5, respectively.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue or billings in-excess of revenues balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the three months ended March 31, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) as filed on February 22, 2021 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include the effects of the COVID-19 pandemic on our business, operations, financial results and liquidity, including the duration and magnitude of such effects, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: the duration and scope of the pandemic generally and in the geographical markets that we serve or in which we operate; the negative impact on global and regional markets, economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on our employees, customers, suppliers, and business partners, and how quickly economies and demand for our products and services recover following the pandemic.

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

•economic disruption caused by terrorist attacks, health crises (such as the COVID-19 pandemic) or other unforeseen geopolitical events; and
•the factors discussed in other reports filed with the SEC from time to time.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

Our top priority during the coronavirus (COVID-19) pandemic is the health and safety of our employees, customers and vendors. The leadership teams at our businesses continue to be proactive in instituting safety measures that protect our employees, customers and vendors, while maintaining operational capabilities required to meet our customers’ needs. All our businesses with manufacturing facilities have been deemed essential businesses and remain operational, supplying our customers with critical products. Additionally, all of our businesses continue to be operational in their work-from-home environments with limited disruption.

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
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus and its variants including distribution and administration of available vaccines, and how quickly and to what extent normal economic and operating conditions can resume. As COVID-19 and its variants spread, particularly in countries with low vaccination rates, certain countries may experience more severe and lasting impacts from the pandemic. To the extent we have operations and/or customers in these countries, we may experience adverse impacts on our businesses located in such countries. For example, India is currently experiencing a severe outbreak of COVID-19. While most of our employees located in India are currently able to continue to operate in work-from-home environments, to the extent the outbreak intensifies or persists indefinitely it is difficult to predict how such outbreak may ultimately impact our businesses with employees and/or operations located in India.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended March 31,
	2021	2020
Net revenues:
Application Software	$576.6	$405.1
Network Software & Systems	440.2	438.2
Measurement & Analytical Solutions	381.0	365.2
Process Technologies	130.8	142.2
Total	$1,528.6	$1,350.7
Gross margin:
Application Software	69.1%	66.7%
Network Software & Systems	68.0	66.9
Measurement & Analytical Solutions	59.0	58.8
Process Technologies	54.3	55.3
Total	65.0	63.4
Selling, general and administrative expenses:
Application Software	42.5%	42.7%
Network Software & Systems	37.2	35.3
Measurement & Analytical Solutions	26.4	27.5
Process Technologies	25.0	24.8
Total	35.5	34.3
Segment operating margin:
Application Software	26.7%	24.1%
Network Software & Systems	30.8	31.7
Measurement & Analytical Solutions	32.6	31.2
Process Technologies	29.3	30.5
Total	29.5	29.1
Corporate administrative expenses	(3.3)	(3.3)
Income from operations	26.2	25.9
Interest expense, net	(4.0)	(3.4)
Other income (expense), net	1.8	0.1
Earnings before income taxes	24.0	22.6
Income taxes	(5.1)	(4.8)
Net earnings	18.9%	17.8%

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Net revenues for the three months ended March 31, 2021 increased by 13% as compared to the three months ended March 31, 2020. The increase was the result of net acquisition/divestiture contribution of 12% and a foreign exchange benefit of 1%, partially offset by an organic decline of 1%.

In our Application Software segment, revenues were $576.6 in the first quarter of 2021 as compared to $405.1 in the first quarter of 2020, an increase of 42%. Acquisitions contributed 38%, organic revenues increased 2% and foreign exchange contributed 1% to growth in the segment. The increase in organic revenues was due primarily to our businesses serving the healthcare and government contracting markets, partially offset by declines in our businesses serving the education markets. Gross margin increased to 69.1% in the first quarter of 2021 as compared to 66.7% in the first quarter of 2020 due primarily to the acquisition of Vertafore and favorable revenue mix across the segment. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 42.5% in the first quarter of 2021 as compared to 42.7% in the first quarter of 2020 due primarily to operating leverage on organic revenue growth, partially offset by higher amortization of acquired intangibles from the Vertafore and EPSi acquisitions. The resulting operating margin was 26.7% in the first quarter of 2021 as compared to 24.1% in the first quarter of 2020.

In our Network Software & Systems segment, revenues were relatively flat at $440.2 in the first quarter of 2021 as compared to $438.2 in the first quarter of 2020. Organic revenues decreased 2%, offset by growth in the segment due to contributions from acquisitions of 2% and foreign exchange of 1%. The decrease in organic revenues was primarily due to project timing and lower toll tag volumes in our toll and traffic business, partially offset by subscription growth at our SaaS businesses. Gross margin increased to 68.0% in the first quarter of 2021 as compared to 66.9% in the first quarter of 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 37.2% in the first quarter of 2021 as compared to 35.3% in the first quarter of 2020 due primarily to revenue mix. As a result, operating margin was 30.8% in the first quarter of 2021 as compared to 31.7% in the first quarter of 2020.

Our Measurement & Analytical Solutions segment revenues increased by 4% to $381.0 in the first quarter of 2021 as compared to $365.2 in the first quarter of 2020. Organic revenues increased 2% and foreign exchange contributed 2% to growth in the segment. The growth in organic revenues was primarily due to our medical products businesses, partially offset by declines in our water meter technology business, due to restricted access to indoor meters located in the Northeast United States and Canada. Gross margin increased to 59.0% in the first quarter of 2021 as compared to 58.8% in the first quarter of 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues decreased to 26.4% in the first quarter of 2021 as compared to 27.5% in the first quarter of 2020 due primarily to higher operating leverage on organic revenue growth. The resulting operating margin was 32.6% in the first quarter of 2021 as compared to 31.2% in the first quarter of 2020.

Our Process Technologies segment revenues decreased by 8% to $130.8 in the first quarter of 2021 as compared to $142.2 in the first quarter of 2020. Organic revenues decreased 10%, partially offset by a foreign exchange contribution of 2%. Organic revenues decreased due to broad-based revenue declines across the segment led by lower demand at our businesses serving upstream oil and gas end markets. Gross margin decreased to 54.3% in the first quarter of 2021 as compared to 55.3% in the first quarter of 2020 due primarily to lower revenues across the businesses. SG&A expenses as a percentage of revenues increased to 25.0% in the first quarter of 2021 as compared to 24.8% in the first quarter of 2020 due primarily to lower operating leverage on organic revenue declines. As a result, operating margin was 29.3% in the first quarter of 2021 as compared to 30.5% in the first quarter of 2020.

Corporate expenses increased to $51.1, or 3.3% of revenues, in the first quarter of 2021 as compared to $44.4, or 3.3% of revenues, in the first quarter of 2020. The dollar increase was due primarily to higher compensation related expenses, partially offset by lower acquisition related expenses.

Net interest expense was $60.6 for the first quarter of 2021 as compared to $45.4 for the first quarter of 2020 due to higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other income, net, of $27.0 for the first quarter of 2021 was composed primarily of a gain on sale of minority investment of $27.1. Other income, net, of $0.8 for the first quarter of 2020 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries

Income taxes as a percent of pretax earnings were relatively flat at 21.2% in the first quarter of 2021 as compared to 21.1% in the first quarter of 2020.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 25% to $2,578.7 at March 31, 2021 as compared to $2,070.3 at March 31, 2020, organic growth was 3% and acquisitions contributed 22%.

	Backlog as of
	March 31,
	2021	2020
Application Software	$1,394.6	$838.6
Network Software & Systems	814.4	877.9
Measurement & Analytical Solutions	252.8	236.3
Process Technologies	116.9	117.5
Total	$2,578.7	$2,070.3

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
Cash provided by/(used in):	2021	2020
Operating activities	$559.6	$363.9
Investing activities	10.7	(17.0)
Financing activities	(545.2)	(38.7)

Operating activities - Net cash provided by operating activities increased by 54% to $559.6 in the three months ended March 31, 2021 as compared to $363.9 in the three months ended March 31, 2020, due primarily to higher net income net of non-cash expenses and growth in our software businesses, which generated cash from working capital in the quarter. Additionally, wins at our UK-based laboratory software business generated approximately $36 of accelerated cash payments in the quarter.

Investing activities - Cash provided by investing activities during the three months ended March 31, 2021 is due primarily to the proceeds from the sale of a minority investment, partially offset by capital expenditures. Cash used in investing activities during the three months ended March 31, 2020 was primarily for capital expenditures.

Financing activities - Cash used in financing activities for the three months ended March 31, 2021 was primarily due to net repayments on our unsecured credit facility and dividend payments. Cash used in financing activities during the three months ended March 31, 2020 was primarily due to dividend payments, partially offset by net proceeds from stock-based compensation.
Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the three months ended March 31, 2021 by $2.4 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European subsidiaries. Cash and cash equivalents decreased during the three months ended March 31, 2020 by $18.1 due primarily to the strengthening of the U.S. dollar against the functional currencies of our United Kingdom, European and Canadian subsidiaries.

Total debt at March 31, 2021 consisted of the following:

$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$300 0.450% senior notes due 2022	300.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	1,125.0
Deferred finance costs	(56.8)
Other	5.7
Total debt, net of deferred finance costs	9,073.9
Less current portion	502.1
Long-term debt, net of deferred finance costs	$8,571.8

The interest rate on borrowings under our $3,000.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At March 31, 2021, there were $1,125.0 outstanding borrowings under our unsecured credit facility. At March 31, 2021, we had $5.7 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $67.1 of outstanding letters of credit.

Cash at our foreign subsidiaries at March 31, 2021 increased to $296 as compared to $259 at December 31, 2020 due primarily to the cash generated at our foreign subsidiaries during the three months ended March 31, 2021, partially offset by the repatriation of $107 during the quarter. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2021.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $552.4 at March 31, 2021 as compared to negative $498.4 at December 31, 2020, reflecting a decrease in working capital due primarily to a decrease in accounts receivable, net and an increase in income taxes payable, partially offset by a decrease in accrued compensation resulting from the timing of payments. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $9,073.9 at March 31, 2021 as compared to $9,566.5 at December 31, 2020, due primarily to the net repayments under our unsecured credit facility. Our leverage is shown in the following table:

	March 31, 2021	December 31, 2020
Total debt	$9,073.9	$9,566.5
Cash	(331.0)	(308.3)
Net debt	8,742.9	9,258.2
Stockholders’ equity	10,765.7	10,479.8
Total net capital	$19,508.6	$19,738.0

Net debt / total net capital	44.8%	46.9%
Capital expenditures were $9.1 for the three months ended March 31, 2021 as compared to $7.9 for the three months ended March 31, 2020. Capitalized software expenditures were $7.2 for the three months ended March 31, 2021 as compared to $2.6 for the three months ended March 31, 2020. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties could adversely affect our business prospects. The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. A significant terrorist attack, other global conflict, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2021.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of our 2020 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2021 to the risk factors reported in the Company’s 2020 Annual Report on Form 10-K.

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	May 5, 2021
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	May 5, 2021
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Chief Accounting Officer	May 5, 2021
Jason Conley	(Principal Accounting Officer)