Form 10-Q
period 2021-06-30
ROPER TECHNOLOGIES INC
filed 2021-08-05
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                 .

Commission File Number   1-12273
ROPER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		51-0263969
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6901 Professional Parkway, Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No
The number of shares outstanding of the registrant’s common stock as of July 30, 2021 was 105,423,844.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenues	$1,587.6	$1,305.0	$3,116.2	$2,655.7
Cost of sales	553.5	461.3	1,088.3	955.2
Gross profit	1,034.1	843.7	2,027.9	1,700.5

Selling, general and administrative expenses	616.1	510.1	1,209.4	1,017.7
Income from operations	418.0	333.6	818.5	682.8

Interest expense, net	59.5	47.5	120.1	92.9
Other income (expense), net	0.9	(2.0)	27.9	(1.2)

Earnings before income taxes	359.4	284.1	726.3	588.7

Income taxes	73.1	64.9	151.0	129.2

Net earnings	$286.3	$219.2	$575.3	$459.5

Net earnings per share:
Basic	$2.72	$2.10	$5.47	$4.40
Diluted	$2.69	$2.08	$5.42	$4.36

Weighted average common shares outstanding:
Basic	105.3	104.5	105.1	104.4
Diluted	106.4	105.5	106.2	105.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net earnings	$286.3	$219.2	$575.3	$459.5

Other comprehensive income, net of tax:
Foreign currency translation adjustments	17.3	56.2	31.9	(72.0)
Total other comprehensive income (loss), net of tax	17.3	56.2	31.9	(72.0)

Comprehensive income	$303.6	$275.4	$607.2	$387.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2021	December 31, 2020
ASSETS:

Cash and cash equivalents	$337.8	$308.3
Accounts receivable, net	804.2	863.0
Inventories, net	212.7	198.4
Income taxes receivable	28.0	21.9
Unbilled receivables	275.3	241.7
Other current assets	138.7	119.0
Total current assets	1,796.7	1,752.3

Property, plant and equipment, net	125.3	140.6
Goodwill	14,430.0	14,395.2
Other intangible assets, net	6,936.8	7,206.9
Deferred taxes	104.3	104.0
Other assets	440.6	425.8
Total assets	$23,833.7	$24,024.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$209.6	$177.8
Accrued compensation	283.4	286.1
Deferred revenue	1,010.6	994.6
Other accrued liabilities	444.6	457.0
Income taxes payable	52.5	26.9
Current portion of long-term debt, net	502.4	502.0
Total current liabilities	2,503.1	2,444.4

Long-term debt, net of current portion	8,199.5	9,064.5
Deferred taxes	1,550.6	1,562.5
Other liabilities	491.3	473.6
Total liabilities	12,744.5	13,545.0

Commitments and contingencies (Note 9)

Common stock	1.1	1.1
Additional paid-in capital	2,217.9	2,097.5
Retained earnings	9,003.1	8,546.2
Accumulated other comprehensive loss	(115.1)	(147.0)
Treasury stock	(17.8)	(18.0)
Total stockholders’ equity	11,089.2	10,479.8

Total liabilities and stockholders’ equity	$23,833.7	$24,024.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$575.3	$459.5
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	29.2	25.1
Amortization of intangible assets	293.2	203.0
Amortization of deferred financing costs	6.8	4.3
Non-cash stock compensation	69.3	58.2
Gain on sale of assets, net of tax	(21.6)	—
Income tax provision, excluding tax associated with gain on sale of assets	145.5	129.2
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	60.7	49.6
Unbilled receivables	(29.4)	(42.3)
Inventories	(14.7)	(19.1)
Accounts payable and accrued liabilities	17.5	18.8
Deferred revenue	40.2	(4.3)
Cash tax paid for gain on disposal of businesses	—	(10.0)
Cash income taxes paid	(151.3)	(52.5)
Other, net	(35.6)	(6.5)
Cash provided by operating activities	985.1	813.0

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(15.5)	(153.0)
Capital expenditures	(17.2)	(15.5)
Capitalized software expenditures	(15.3)	(5.2)
Proceeds from (used in) disposal of businesses	(0.1)	(3.8)
Proceeds from sale of assets	27.1	—
Other, net	(1.2)	—
Cash used in investing activities	(22.2)	(177.5)

Cash flows from (used in) financing activities:
Proceeds from senior notes	—	600.0
Borrowings (payments) under revolving line of credit, net	(870.0)	—
Debt issuance costs	—	(12.0)
Cash dividends to stockholders	(117.8)	(106.6)
Proceeds from stock-based compensation, net	45.2	47.7
Treasury stock sales	8.2	4.5
Other	(0.2)	(0.7)
Cash flows provided by (used in) financing activities	(934.6)	532.9

Effect of foreign currency exchange rate changes on cash	1.2	(7.3)

Net increase in cash and cash equivalents	29.5	1,161.1

Cash and cash equivalents, beginning of period	308.3	709.7

Cash and cash equivalents, end of period	$337.8	$1,870.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2021	$1.1	$2,138.9	$8,776.0	$(132.4)	$(17.9)	$10,765.7

Net earnings	—	—	286.3	—	—	286.3
Stock option exercises	—	41.9	—	—	—	41.9
Treasury stock sold	—	3.4	—	—	0.1	3.5
Currency translation adjustments	—	—	—	17.3	—	17.3
Stock-based compensation	—	34.8	—	—	—	34.8
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.5625 per share)	—	—	(59.2)	—	—	(59.2)
Balances at June 30, 2021	$1.1	$2,217.9	$9,003.1	$(115.1)	$(17.8)	$11,089.2

Balances at December 31, 2020	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8

Net earnings	—	—	575.3	—	—	575.3
Stock option exercises	—	61.1	—	—	—	61.1
Treasury stock sold	—	8.0	—	—	0.2	8.2
Currency translation adjustments	—	—	—	31.9	—	31.9
Stock-based compensation	—	67.2	—	—	—	67.2
Restricted stock activity	—	(15.9)	—	—	—	(15.9)
Dividends declared ($1.1250 per share)	—	—	(118.4)	—	—	(118.4)
Balances at June 30, 2021	$1.1	$2,217.9	$9,003.1	$(115.1)	$(17.8)	$11,089.2

Balances at March 31, 2020	$1.1	$1,946.3	$8,003.1	$(341.0)	$(18.2)	$9,591.3

Net earnings	—	—	219.2	—	—	219.2
Stock option exercises	—	40.1	—	—	—	40.1
Treasury stock sold	—	1.7	—	—	—	1.7
Currency translation adjustments	—	—	—	56.2	—	56.2
Stock-based compensation	—	29.3	—	—	—	29.3
Restricted stock activity	—	(4.5)	—	—	—	(4.5)
Dividends declared ($0.5125 per share)	—	—	(53.6)	—	—	(53.6)
Balances at June 30, 2020	$1.1	$2,012.9	$8,168.7	$(284.8)	$(18.2)	$9,879.7

Balances at December 31, 2019	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9

Adoption of ASC 326	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	459.5	—	—	459.5
Stock option exercises	—	63.0	—	—	—	63.0
Treasury stock sold	—	4.4	—	—	0.1	4.5
Currency translation adjustments	—	—	—	(72.0)	—	(72.0)
Stock-based compensation	—	56.9	—	—	—	56.9
Restricted stock activity	—	(15.3)	—	—	—	(15.3)
Dividends declared ($1.0250 per share)	—	—	(107.1)	—	—	(107.1)
Balances at June 30, 2020	$1.1	$2,012.9	$8,168.7	$(284.8)	$(18.2)	$9,879.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2020 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2021 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic shares outstanding	105.3	104.5	105.1	104.4
Effect of potential common stock:
Common stock awards	1.1	1.0	1.1	1.0
Diluted shares outstanding	106.4	105.5	106.2	105.4

For the three and six months ended June 30, 2021, there were 0.525 and 0.531 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1.322 outstanding stock options that would have been antidilutive in the respective 2020 periods.

4.    Business Acquisitions and Disposition

Roper completed two business acquisitions in the six months ended June 30, 2021, with an aggregate purchase price of $15.7, net of cash acquired. Both acquisitions were made in June and are integrated into our Deltek business and its results are reported in the Application Software reportable segment. The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of each acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The Company recorded $10.7 in goodwill and $6.7 of other identifiable intangibles in connection with these two acquisitions. The amortizable intangible assets include customer relationships of $6.4 (13.8 year weighted average useful life) and technology of $0.3 (5 year weighted average useful life).

Disposition

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1. The pretax gain on the sale was $27.1, which is reported in Other income/(expense), net in the Condensed Consolidated Statement of Earnings.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on June 14, 2021. The 2021 Plan replaces the Roper Technologies, Inc. Amended and Restated 2016 Incentive Plan (“2016 Plan”), and no additional grants will be made from the 2016 Plan.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation	$36.4	$30.5	$69.3	$58.2
Tax effect recognized in net earnings	7.6	6.4	14.6	12.2

Stock Options - In the six months ended June 30, 2021, 0.504 options were granted with a weighted average fair value of $94.81 per option. During the same period in 2020, 0.735 options were granted with a weighted average fair value of $62.30 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2021 Plan and 2016 Plan.

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

	Six months ended June 30,
	2021	2020
Risk-free interest rate (%)	0.94	0.83
Expected option life (years)	5.61	5.64
Expected volatility (%)	25.16	20.23
Expected dividend yield (%)	0.56	0.62

Cash received from option exercises for the six months ended June 30, 2021 and 2020 was $61.1 and $63.0, respectively.

Restricted Stock Grants - During the six months ended June 30, 2021, the Company granted 0.216 shares with a weighted average grant date fair value of $406.38 per restricted share. During the same period in 2020, the Company granted 0.191 shares with a weighted average grant date fair value of $344.16 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2021, 0.133 restricted shares vested with a weighted average grant date fair value of $314.99 per restricted share and a weighted average vest date fair value of $399.74 per restricted share.

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

During the six months ended June 30, 2021 and 2020, participants in the ESPP purchased 0.022 and 0.014 shares of Roper’s common stock for total consideration of $8.2 and $4.5, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	June 30, 2021	December 31, 2020
Raw materials and supplies	$138.7	$128.4
Work in process	31.4	28.2
Finished products	84.4	82.2
Inventory reserves	(41.8)	(40.4)
Inventories, net	$212.7	$198.4

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2020	$8,802.3	$4,083.1	$1,190.8	$319.0	$14,395.2
Additions	10.7	—	—	—	10.7
Other	(4.7)	0.9	—	—	(3.8)
Currency translation adjustments	7.8	15.9	2.3	1.9	27.9
Balances at June 30, 2021	$8,816.1	$4,099.9	$1,193.1	$320.9	$14,430.0

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,494.7	$(1,703.8)	$5,790.9
Unpatented technology	942.8	(363.9)	578.9
Software	172.4	(127.4)	45.0
Patents and other protective rights	13.0	(6.7)	6.3
Trade names	7.3	(5.6)	1.7
Assets not subject to amortization:
Trade names	784.1	—	784.1
Balances at December 31, 2020	$9,414.3	$(2,207.4)	$7,206.9

Assets subject to amortization:
Customer related intangibles	$7,508.6	$(1,927.8)	$5,580.8
Unpatented technology	934.7	(411.4)	523.3
Software	172.5	(134.9)	37.6
Patents and other protective rights	13.9	(5.9)	8.0
Trade names	7.4	(6.2)	1.2
Assets not subject to amortization:
Trade names	785.9	—	785.9
Balances at June 30, 2021	$9,423.0	$(2,486.2)	$6,936.8

Amortization expense of other intangible assets was $290.6 and $200.8 during the six months ended June 30, 2021 and 2020, respectively.

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

8.    Fair Value of Financial Instruments

Roper’s debt at June 30, 2021 included $8,000 of fixed-rate senior notes with the following fair values:

$500 2.800% senior notes due 2021	505
$500 3.125% senior notes due 2022	515
$300 0.450% senior notes due 2022	300
$700 3.650% senior notes due 2023	747
$500 2.350% senior notes due 2024	524
$300 3.850% senior notes due 2025	333
$700 1.000% senior notes due 2025	695
$700 3.800% senior notes due 2026	782
$700 1.400% senior notes due 2027	689
$800 4.200% senior notes due 2028	920
$700 2.950% senior notes due 2029	748
$600 2.000% senior notes due 2030	591
$1,000 1.750% senior notes due 2031	960

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

Roper’s subsidiary, Vertafore, Inc., was named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020 and Masciotra, et al. v. Vertafore, Inc., originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allend Case. Plantiff has the right to appeal the dismissal of the case. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. The one remaining case purports to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. The case seeks recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. Vertafore is vigorously defending the case. In addition, Roper has been advised that the Texas Attorney General is investigating the data event.

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

10.    Business Segments

Net revenues and operating profit by segment are set forth in the following table:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change %	2021	2020	Change %
Net revenues:
Application Software	$591.6	$398.4	48.5%	$1,168.2	$803.5	45.4%
Network Software & Systems	458.7	422.0	8.7%	898.9	860.2	4.5%
Measurement & Analytical Solutions	397.0	363.9	9.1%	778.0	729.1	6.7%
Process Technologies	140.3	120.7	16.2%	271.1	262.9	3.1%
Total	$1,587.6	$1,305.0	21.7%	$3,116.2	$2,655.7	17.3%
Gross profit:
Application Software	$409.3	$273.8	49.5%	$808.0	$544.2	48.5%
Network Software & Systems	318.8	284.8	11.9%	618.2	578.0	7.0%
Measurement & Analytical Solutions	230.4	221.5	4.0%	455.1	436.1	4.4%
Process Technologies	75.6	63.6	18.9%	146.6	142.2	3.1%
Total	$1,034.1	$843.7	22.6%	$2,027.9	$1,700.5	19.3%
Operating profit*:
Application Software	$154.2	$113.4	36.0%	$307.9	$211.0	45.9%
Network Software & Systems	150.5	130.6	15.2%	286.0	269.3	6.2%
Measurement & Analytical Solutions	124.0	123.0	0.8%	248.1	237.0	4.7%
Process Technologies	43.9	16.9	159.8%	82.2	60.2	36.5%
Total	$472.6	$383.9	23.1%	$924.2	$777.5	18.9%
Long-lived assets:
Application Software	$127.9	$88.5	44.5%
Network Software & Systems	52.7	46.5	13.3%
Measurement & Analytical Solutions	34.3	37.4	(8.3)%
Process Technologies	16.1	20.6	(21.8)%
Total	$231.0	$193.0	19.7%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $54.6 and $50.3 for the three months ended June 30, 2021 and 2020, respectively, and 105.7 and 94.7 for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Software and related services	$889.8	$655.5	$1,754.3	$1,324.0
Engineered products and related services	697.8	649.5	1,361.9	1,331.7
Net revenues	$1,587.6	$1,305.0	$3,116.2	$2,655.7

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,574.5. We expect to recognize revenue on approximately 58% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	June 30, 2021	December 31, 2020	Change
Unbilled receivables	$275.3	$241.7	$33.6
Contract liabilities - current (1)	(1,018.2)	(1,012.0)	(6.2)
Deferred revenue - non-current (2)	(71.5)	(43.1)	(28.4)
Net contract assets/(liabilities)	$(814.4)	$(813.4)	$(1.0)
(1) Consists of “Deferred revenue,” and billings in-excess of revenues (“BIE”). BIE is reported in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2020 to June 30, 2021 was due primarily to the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by the increase in unbilled receivables associated with timing of invoicing in our project-based businesses, most notably our Transcore business.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring after revenue recognition resulting in contract assets. The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the contract liability balance on December 31, 2020 and 2019 was $272.1 and $211.5 for the three months ended June 30, 2021 and 2020, respectively, and $731.2 and $535.0 for the six months ended June 30, 2021 and 2020, respectively.

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

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include any ongoing impacts of the COVID-19 pandemic on our business, operations, financial results and liquidity, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: the duration and scope of the pandemic, new variants of the virus and the distribution and efficacy of vaccines; any negative impact on global and regional markets, economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on our employees, customers, suppliers, and business partners, and how quickly economies and demand for our products and services recover following the pandemic.

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

Overview

Roper is a diversified technology company. We operate businesses that design and develop software (both license and SaaS) and engineered products and solutions for a variety of niche end markets.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus and its variants including the distribution, administration and efficacy of available vaccines, and how quickly and to what extent normal economic and operating conditions can resume. As COVID-19 and its variants spread, particularly in countries with low vaccination rates, certain countries may experience more severe and lasting impacts from the pandemic. To the extent we have operations and/or customers in these countries, we may experience adverse impacts on our businesses located in such countries.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

General

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenues:
Application Software	$591.6	$398.4	$1,168.2	$803.5
Network Software & Systems	458.7	422.0	898.9	860.2
Measurement & Analytical Solutions	397.0	363.9	778.0	729.1
Process Technologies	140.3	120.7	271.1	262.9
Total	$1,587.6	$1,305.0	$3,116.2	$2,655.7
Gross margin:
Application Software	69.2%	68.7%	69.2%	67.7%
Network Software & Systems	69.5	67.5	68.8	67.2
Measurement & Analytical Solutions	58.0	60.9	58.5	59.8
Process Technologies	53.9	52.7	54.1	54.1
Total	65.1	64.7	65.1	64.0
Selling, general and administrative expenses:
Application Software	43.1%	40.3%	42.8%	41.5%
Network Software & Systems	36.7	36.5	37.0	35.9
Measurement & Analytical Solutions	26.8	27.1	26.6	27.3
Process Technologies	22.5	38.7	23.7	31.2
Total	35.4	35.2	35.4	34.8
Segment operating margin:
Application Software	26.1%	28.5%	26.4%	26.3%
Network Software & Systems	32.8	30.9	31.8	31.3
Measurement & Analytical Solutions	31.2	33.8	31.9	32.5
Process Technologies	31.3	14.0	30.3	22.9
Total	29.8	29.4	29.7	29.3
Corporate administrative expenses	(3.4)	(3.9)	(3.4)	(3.6)
Income from operations	26.3	25.6	26.3	25.7
Interest expense, net	(3.7)	(3.6)	(3.9)	(3.5)
Other income (expense), net	0.1	(0.2)	0.9	—
Earnings before income taxes	22.6	21.8	23.3	22.2
Income taxes	(4.6)	(5.0)	(4.8)	(4.9)
Net earnings	18.0%	16.8%	18.5%	17.3%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Net revenues for the three months ended June 30, 2021 increased by 22% as compared to the three months ended June 30, 2020. Acquisitions contributed 12%, organic revenues increased 7% and foreign exchange contributed 2%.

In our Application Software segment, revenues were $591.6 in the second quarter of 2021 as compared to $398.4 in the second quarter of 2020, an increase of 48%. Acquisitions contributed 38%, organic revenues increased 9% and foreign exchange contributed 2% to growth in the segment. The increase in organic revenues was due to broad-based revenue growth across the segment led by our businesses serving the government contracting, healthcare and education markets. Gross margin increased to 69.2% in the second quarter of 2021 as compared to 68.7% in the second quarter of 2020 due primarily to the acquisition of Vertafore and operating leverage on higher organic revenues. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 43.1% in the second quarter of 2021 as compared to 40.3% in the second quarter of 2020 due primarily to higher amortization of acquired intangibles from the Vertafore and EPSi acquisitions, partially offset by operating leverage on higher organic revenues. The resulting operating margin was 26.1% in the second quarter of 2021 as compared to 28.5% in the second quarter of 2020.

In our Network Software & Systems segment, revenues were $458.7 in the second quarter of 2021 as compared to $422.0 in the second quarter of 2020, an increase of 9%. Organic revenues increased 6%, acquisitions contributed 2% and foreign exchange contributed 1% to growth in the segment. The increase in organic revenues was primarily due to subscription growth at our SaaS businesses led by our businesses serving the freight match and construction markets, partially offset by lower toll tag volumes in our toll and traffic business. Gross margin increased to 69.5% in the second quarter of 2021 as compared to 67.5% in the second quarter of 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues increased to 36.7% in the second quarter of 2021 as compared to 36.5% in the second quarter of 2020 due primarily to higher amortization of acquired intangibles from the acquisitions completed in 2020. As a result, operating margin was 32.8% in the second quarter of 2021 as compared to 30.9% in the second quarter of 2020.

Our Measurement & Analytical Solutions segment revenues increased by 9% to $397.0 in the second quarter of 2021 as compared to $363.9 in the second quarter of 2020. Organic revenues increased 7% and foreign exchange contributed 2% to growth in the segment. The growth in organic revenues was primarily due to broad-based growth in our water meter technology business, industrial businesses, and medical products businesses excluding Verathon, which declined due to unprecedented demand for their products used in the treatment of COVID-19 during 2020. Gross margin decreased to 58.0% in the second quarter of 2021 as compared to 60.9% in the second quarter of 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues decreased to 26.8% in the second quarter of 2021 as compared to 27.1% in the second quarter of 2020 due primarily to higher operating leverage on organic revenue growth. The resulting operating margin was 31.2% in the second quarter of 2021 as compared to 33.8% in the second quarter of 2020.

Our Process Technologies segment revenues increased by 16% to $140.3 in the second quarter of 2021 as compared to $120.7 in the second quarter of 2020. Organic revenues increased 13% and foreign exchange contributed 4%. Organic revenues increased due to broad-based revenue growth across the segment as energy and industrial markets began to recover from the pandemic. Gross margin increased to 53.9% in the second quarter of 2021 as compared to 52.7% in the second quarter of 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues decreased to 22.5% in the second quarter of 2021 as compared to 38.7% in the second quarter of 2020 due primarily to a $13.6 restructuring charge for structural cost reduction actions taken at certain businesses during the second quarter of 2020 and higher operating leverage on organic revenue growth. As a result, operating margin was 31.3% in the second quarter of 2021 as compared to 14.0% in the second quarter of 2020.

Corporate expenses increased to $54.6, or 3.4% of revenues, in the second quarter of 2021 as compared to $50.3, or 3.9% of revenues, in the second quarter of 2020. The dollar increase was due primarily to higher compensation related expenses, partially offset by lower acquisition related expenses.

Net interest expense was $59.5 for the second quarter of 2021 as compared to $47.5 for the second quarter of 2020 due to higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other income, net, of $0.9 for the second quarter of 2021 was composed primarily of royalty income. Other expense, net, of $2.0 for the second quarter of 2020 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings decreased to 20.3% in the second quarter of 2021 as compared to 22.8% in the second quarter of 2020. The rate was favorably impacted primarily due to the recognition of a net tax benefit in connection with an internal restructuring plan, partially offset by an unfavorable impact due to a UK tax rate change.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 30% to $2,647.6 at June 30, 2021 as compared to $2,044.3 at June 30, 2020, organic growth was 11% and acquisitions contributed 19%.

	Backlog as of
	June 30,
	2021	2020
Application Software	$1,392.6	$870.3
Network Software & Systems	828.9	832.9
Measurement & Analytical Solutions	295.5	231.4
Process Technologies	130.6	109.7
Total	$2,647.6	$2,044.3

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Net revenues for the six months ended June 30, 2021 increased by 17% as compared to the six months ended June 30, 2020. Acquisitions contributed 12%, organic revenues increased 3% and foreign exchange contributed 2%.

In our Application Software segment, revenues were $1,168.2 in the six months ended June 30, 2021 as compared to $803.5 in the six months ended June 30, 2020, an increase of 45%. Acquisitions contributed 38%, organic revenues increased 5% and foreign exchange contributed 2%. The growth in organic revenues was primarily due to businesses serving healthcare and government contracting markets. Gross margin increased to 69.2% in the six months ended June 30, 2021 as compared to 67.7% in the six months ended June 30, 2020 due primarily to the acquisition of Vertafore and operating leverage on higher organic revenues. SG&A expenses increased as a percentage of revenue to 42.8% in the six months ended June 30, 2021 as compared to 41.5% in the six months ended June 30, 2020 due primarily to higher amortization of acquired intangibles from the Vertafore and EPSi acquisitions, partially offset by operating leverage on higher organic revenues. The resulting operating margin was 26.4% in the six months ended June 30, 2021 as compared to 26.3% in the six months ended June 30, 2020.

In our Network Software & Systems segment, revenues increased by 4% to $898.9 in the six months ended June 30, 2021 as compared to $860.2 in the six months ended June 30, 2020. Acquisitions contributed 2%, organic revenues increased 1% and foreign exchange contributed 1%. The increase in organic revenues was primarily due to subscription growth at our SaaS businesses led by our businesses serving the freight match and construction markets, partially offset by lower toll tag volumes in our toll and traffic business. Gross margin increased to 68.8% in the six months ended June 30, 2021 as compared to 67.2% in the six months ended June 30, 2020 due primarily to revenue mix. SG&A expenses increased as a percentage of revenues at 37.0% in the six months ended June 30, 2021 as compared to 35.9% in the six months ended June 30, 2020 due primarily to revenue mix. As a result, operating margin was 31.8% in the six months ended June 30, 2021 as compared to 31.3% in the six months ended June 30, 2020.

Our Measurement and Analytical segment revenues increased by 7% to $778.0 in the six months ended June 30, 2021 as compared to $729.1 in the six months ended June 30, 2020. Organic revenues increased 5% and foreign exchange contributed 2%. The growth in organic revenues was primarily due to broad-based growth led by our industrial businesses, water meter technology business, and medical products businesses excluding Verathon, which declined due to unprecedented demand for their products used in the treatment of COVID-19 during 2020. Gross margin decreased to 58.5% in the six months ended June 30, 2021 as compared to 59.8% in the six months ended June 30, 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues decreased to 26.6% in the six months ended June 30, 2021 as compared to 27.3% in the six months ended June 30, 2020 due primarily to higher operating leverage on organic revenue growth. The resulting operating margin was 31.9% in the six months ended June 30, 2021 as compared to 32.5% in the six months ended June 30, 2020.

Our Process Technologies segment revenues increased by 3% to $271.1 in the six months ended June 30, 2021 as compared to $262.9 in the six months ended June 30, 2020. Organic revenues were flat with foreign exchange contributing 3% to the growth in the segment. Gross margin was flat at 54.1% in the six months ended June 30, 2021 and June 30, 2020. SG&A expenses as a percentage of revenues decreased to 23.7% in the six months ended June 30, 2021 as compared to 31.2% in the six months ended June 30, 2020 due primarily to $13.6 of restructuring charges for structural cost reduction actions taken at certain of our businesses during the second quarter of 2020. As a result, operating margin was 30.3% in the six months ended June 30, 2021 as compared to 22.9% in the six months ended June 30, 2020.

Corporate expenses increased to $105.7, or 3.4% of revenues, in the six months ended June 30, 2021 as compared to $94.7, or 3.6% of revenues, in the six months ended June 30, 2020. The dollar increase was due primarily to higher compensation related expenses, partially offset by lower acquisition related expenses.

Net interest expense was $120.1 for the six months ended June 30, 2021 as compared to $92.9 for the six months ended June 30, 2020 due to higher weighted average debt balances, partially offset by lower weighted average interest rates.

Other income, net, of $27.9 for the six months ended June 30, 2021 was composed primarily of a gain on sale of minority investment of $27.1. Other expense, net, of $1.2 for the six months ended June 30, 2020 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings decreased to 20.8% in the six months ended June 30, 2021 as compared to 21.9% in the six months ended June 30, 2020. The rate was favorably impacted primarily due to the recognition of a net tax benefit in connection with an internal restructuring plan, partially offset by an unfavorable impact due to a UK tax rate change.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended June 30,
Cash provided by/(used in):	2021	2020
Operating activities	$985.1	$813.0
Investing activities	(22.2)	(177.5)
Financing activities	(934.6)	532.9

Operating activities - Net cash provided by operating activities increased by 21% to $985.1 in the six months ended June 30, 2021 as compared to $813.0 in the six months ended June 30, 2020, due primarily to (i) higher net income net of non-cash expenses, and (ii) growth in our software businesses, which generated cash from working capital, these increases were partially offset by higher cash taxes due to the deferral of $137.5 of tax payments in the second quarter 2020 under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

Investing activities - Cash used in investing activities during the six months ended June 30, 2021 is due primarily to capital expenditures and business acquisitions, partially offset by proceeds from the sale of a minority investment. Cash used in investing activities during the six months ended June 30, 2020 was due primarily to business acquisitions.

Financing activities - Cash used in financing activities for the six months ended June 30, 2021 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock based compensation. Cash provided by financing activities during the six months ended June 30, 2020 was primarily due to net proceeds from the issuance of notes and net proceeds from stock based compensation, partially offset by dividend payments.
Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents increased during the six months ended June 30, 2021 by $1.2 due primarily to the weakening of the U.S. dollar against the functional currency of our Canadian subsidiaries. Cash and cash equivalents decreased during the six months ended June 30, 2020 by $7.3 due primarily to the strengthening of the U.S. dollar against the functional currencies of our United Kingdom and Canadian subsidiaries.

Total debt at June 30, 2021 consisted of the following:

$500 2.800% senior notes due 2021	500.0
$500 3.125% senior notes due 2022	500.0
$300 0.450% senior notes due 2022	300.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	750.0
Deferred finance costs	(54.0)
Other	5.9
Total debt, net of deferred finance costs	8,701.9
Less current portion	502.4
Long-term debt, net of deferred finance costs	$8,199.5

The interest rate on borrowings under our $3,000.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At June 30, 2021, there were $750.0 outstanding borrowings under our unsecured credit facility. At June 30, 2021, we had $5.9 of other debt in the form of short term borrowings, finance leases and several smaller facilities that allow for borrowings in various foreign locations to support our non-U.S. businesses and $62.2 of outstanding letters of credit.

Cash at our foreign subsidiaries at June 30, 2021 increased to $316 as compared to $259 at December 31, 2020 due primarily to the cash generated at our foreign subsidiaries during the six months ended June 30, 2021, partially offset by the repatriation of $185 during the six months ended June 30, 2021. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2021.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $541.8 at June 30, 2021 as compared to negative $498.4 at December 31, 2020, reflecting a decrease in working capital due primarily to a decrease in accounts receivable, net, and an increase in accounts payable, partially offset by an increase in unbilled receivables. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $8,701.9 at June 30, 2021 as compared to $9,566.5 at December 31, 2020, due primarily to the net repayments under our unsecured credit facility. Our leverage is shown in the following table:

	June 30, 2021	December 31, 2020
Total debt	$8,701.9	$9,566.5
Cash	(337.8)	(308.3)
Net debt	8,364.1	9,258.2
Stockholders’ equity	11,089.2	10,479.8
Total net capital	$19,453.3	$19,738.0

Net debt / total net capital	43.0%	46.9%

Capital expenditures were $17.2 for the six months ended June 30, 2021 as compared to $15.5 for the six months ended June 30, 2020. Capitalized software expenditures were $15.3 for the six months ended June 30, 2021 as compared to $5.2 for the six months ended June 30, 2020. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2021.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of our Annual Report. There were no material changes during the six months ended June 30, 2021 to the risk factors reported in the Annual Report.

ITEM 6.                  EXHIBITS

3.1	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 14, 2021.

10.1	Roper Technologies, Inc. 2021 Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 14, 2021.

10.2
Form of Performance Based Restricted Stock Award Agreement under the 2021 Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 14, 2021.

10.3	Form of Stock Option Award Agreement under the 2021 Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 14, 2021.

10.4	Form of Restricted Stock Award Agreement under the 2021 Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 14, 2021.

10.5	Roper Technologies, Inc. 2021 Director Compensation Plan, filed herewith.

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2021 Incentive Plan (included in Exhibit 10.5).

10.7	Form of Non-Employee Director Restricted Stock Award Agreement under the 2021 Incentive Plan (included in Exhibit 10.5).

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	August 5, 2021
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	August 5, 2021
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Chief Accounting Officer	August 5, 2021
Jason Conley	(Principal Accounting Officer)