Form 10-Q
period 2021-09-30
ROPER TECHNOLOGIES INC
filed 2021-11-04
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 29, 2021 was 105,484,900.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenues	$1,462.8	$1,198.2	$4,265.5	$3,518.6
Cost of sales	466.7	388.3	1,366.1	1,148.7
Gross profit	996.1	809.9	2,899.4	2,369.9

Selling, general and administrative expenses	592.6	479.4	1,739.8	1,439.4
Income from operations	403.5	330.5	1,159.6	930.5

Interest expense, net	58.2	62.2	178.2	154.8
Other income (expense), net	(1.7)	(2.1)	24.9	(4.0)

Earnings before income taxes	343.6	266.2	1,006.3	771.7

Income taxes	83.8	59.2	223.6	171.2

Net earnings from continuing operations	259.8	207.0	782.7	600.5

Net earnings from discontinued operations	29.7	27.4	82.1	93.4

Net earnings	$289.5	$234.4	$864.8	$693.9

Net earnings per share from continuing operations:
Basic	$2.47	$1.98	$7.44	$5.75
Diluted	$2.43	$1.95	$7.36	$5.69

Net earnings per share from discontinued operations:
Basic	$0.28	$0.26	$0.78	$0.89
Diluted	$0.28	$0.26	$0.77	$0.88

Net earnings per share:
Basic	$2.75	$2.24	$8.22	$6.64
Diluted	$2.71	$2.21	$8.13	$6.57

Weighted average common shares outstanding:
Basic	105.4	104.7	105.2	104.5
Diluted	106.7	105.9	106.4	105.6

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net earnings	$289.5	$234.4	$864.8	$693.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35.4)	43.4	(3.5)	(28.6)
Total other comprehensive income (loss), net of tax	(35.4)	43.4	(3.5)	(28.6)

Comprehensive income	$254.1	$277.8	$861.3	$665.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2021	December 31, 2020
ASSETS:

Cash and cash equivalents	$352.5	$308.3
Accounts receivable, net	749.4	745.7
Inventories, net	174.4	165.1
Income taxes receivable	26.6	21.9
Unbilled receivables	102.5	72.8
Other current assets	136.2	114.3
Current assets held for sale	833.6	324.2
Total current assets	2,375.2	1,752.3

Property, plant and equipment, net	105.6	127.3
Goodwill	13,989.2	13,966.0
Other intangible assets, net	6,745.9	7,168.2
Deferred taxes	103.6	103.2
Other assets	408.6	386.2
Assets held for sale	—	521.6
Total assets	$23,728.1	$24,024.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$146.9	$127.1
Accrued compensation	283.1	262.6
Deferred revenue	995.5	990.2
Other accrued liabilities	411.9	418.6
Income taxes payable	55.9	25.7
Current portion of long-term debt, net	799.2	499.4
Current liabilities held for sale	168.6	120.8
Total current liabilities	2,861.1	2,444.4

Long-term debt, net of current portion	7,529.9	9,061.4
Deferred taxes	1,526.0	1,531.5
Other liabilities	468.8	443.6
Liabilities held for sale	—	64.1
Total liabilities	12,385.8	13,545.0

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,276.2	2,097.5
Retained earnings	9,233.2	8,546.2
Accumulated other comprehensive loss	(150.5)	(147.0)
Treasury stock	(17.7)	(18.0)
Total stockholders’ equity	11,342.3	10,479.8

Total liabilities and stockholders’ equity	$23,728.1	$24,024.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings from continuing operations	$782.7	$600.5
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	38.2	33.1
Amortization of intangible assets	438.8	318.9
Amortization of deferred financing costs	10.1	7.4
Non-cash stock compensation	102.9	84.8
Gain on sale of assets, net of tax	(21.6)	—
Income tax provision, excluding tax associated with gain on sale of assets	218.1	171.2
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(8.9)	108.0
Unbilled receivables	(26.2)	(9.3)
Inventories	(11.0)	(15.4)
Accounts payable and accrued liabilities	36.8	46.8
Deferred revenue	31.5	(53.0)
Cash tax paid for gain on disposal of businesses	—	(201.9)
Cash income taxes paid	(240.9)	(234.6)
Other, net	(31.2)	(13.8)
Cash provided by operating activities from continuing operations	1,319.3	842.7
Cash provided by operating activities from discontinued operations	113.1	108.2
Cash provided by operating activities	1,432.4	950.9

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(19.4)	(5,653.3)
Capital expenditures	(22.5)	(20.9)
Capitalized software expenditures	(22.3)	(9.8)
Proceeds used in disposal of businesses	(0.1)	(4.2)
Proceeds from sale of assets	27.1	—
Other, net	(1.0)	(2.7)
Cash used in investing activities from continuing operations	(38.2)	(5,690.9)
Cash used in investing activities from discontinued operations	(4.2)	(2.1)
Cash used in investing activities	(42.4)	(5,693.0)

Cash flows from (used in) financing activities:
Proceeds from senior notes	—	3,300.0
Borrowings (payments) under revolving line of credit, net	(1,240.0)	1,160.0
Debt issuance costs	—	(42.0)
Cash dividends to stockholders	(176.9)	(160.0)
Proceeds from stock-based compensation, net	63.9	72.5
Treasury stock sales	11.8	7.3
Other	—	(0.2)
Cash flows provided by (used in) financing activities from continuing operations	(1,341.2)	4,337.6
Cash flows provided by (used in) financing activities from discontinued operations	0.3	(1.2)
Cash flows provided by (used in) financing activities	(1,340.9)	4,336.4
(Continued)

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Nine months ended September 30,
	2021	2020
Effect of foreign currency exchange rate changes on cash	(4.9)	(1.9)

Net increase (decrease) in cash and cash equivalents	44.2	(407.6)

Cash and cash equivalents, beginning of period	308.3	709.7

Cash and cash equivalents, end of period	$352.5	$302.1

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2021	$1.1	$2,217.9	$9,003.1	$(115.1)	$(17.8)	$11,089.2

Net earnings	—	—	289.5	—	—	289.5
Stock option exercises	—	20.7	—	—	—	20.7
Treasury stock sold	—	3.5	—	—	0.1	3.6
Currency translation adjustments	—	—	—	(35.4)	—	(35.4)
Stock-based compensation	—	36.1	—	—	—	36.1
Restricted stock activity	—	(2.0)	—	—	—	(2.0)
Dividends declared ($0.5625 per share)	—	—	(59.4)	—	—	(59.4)
Balances at September 30, 2021	$1.1	$2,276.2	$9,233.2	$(150.5)	$(17.7)	$11,342.3

Balances at December 31, 2020	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8

Net earnings	—	—	864.8	—	—	864.8
Stock option exercises	—	81.8	—	—	—	81.8
Treasury stock sold	—	11.5	—	—	0.3	11.8
Currency translation adjustments	—	—	—	(3.5)	—	(3.5)
Stock-based compensation	—	103.3	—	—	—	103.3
Restricted stock activity	—	(17.9)	—	—	—	(17.9)
Dividends declared ($1.6875 per share)	—	—	(177.8)	—	—	(177.8)
Balances at September 30, 2021	$1.1	$2,276.2	$9,233.2	$(150.5)	$(17.7)	$11,342.3

Balances at June 30, 2020	$1.1	$2,012.9	$8,168.7	$(284.8)	$(18.2)	$9,879.7

Net earnings	—	—	234.4	—	—	234.4
Stock option exercises	—	25.9	—	—	—	25.9
Treasury stock sold	—	2.7	—	—	0.1	2.8
Currency translation adjustments	—	—	—	43.4	—	43.4
Stock-based compensation	—	29.5	—	—	—	29.5
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.5125 per share)	—	—	(53.7)	—	—	(53.7)
Balances at September 30, 2020	$1.1	$2,069.9	$8,349.4	$(241.4)	$(18.1)	$10,160.9

Balances at December 31, 2019	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9

Adoption of ASC 326	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	693.9	—	—	693.9
Stock option exercises	—	88.9	—	—	—	88.9
Treasury stock sold	—	7.1	—	—	0.2	7.3
Currency translation adjustments	—	—	—	(28.6)	—	(28.6)
Stock-based compensation	—	86.4	—	—	—	86.4
Restricted stock activity	—	(16.4)	—	—	—	(16.4)
Dividends declared ($1.5375 per share)	—	—	(160.8)	—	—	(160.8)
Balances at September 30, 2020	$1.1	$2,069.9	$8,349.4	$(241.4)	$(18.1)	$10,160.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2020 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2021 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

During and subsequent to the third quarter of 2021, the Company signed definitive agreements to divest its TransCore, Zetec and CIVCO Radiotherapy businesses which are presented as discontinued operations for all periods presented. Unless otherwise noted, discussion within these notes to the Condensed Consolidated Financial Statements relate to continuing operations. Refer to Note 5 for additional information on discontinued operations.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs not listed were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s results of operations, financial position or cash flows.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued an update to improve the accounting for acquired revenue contracts with customers in a business combination by promoting consistency in the recognition of an acquired contract liability and the subsequent revenue recognized by the acquirer. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company expects to early adopt this update in the fourth quarter of 2021. This update will not impact the acquisitions completed in 2021 and the future impact of adoption, if any, will depend on the acquisitions made by the Company.

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

Weighted average shares outstanding are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic shares outstanding	105.4	104.7	105.2	104.5
Effect of potential common stock:
Common stock awards	1.3	1.2	1.2	1.1
Diluted shares outstanding	106.7	105.9	106.4	105.6

For the three and nine months ended September 30, 2021, there were 0.502 and 0.530 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.135 and 0.809 outstanding stock options that would have been antidilutive in the respective 2020 periods.

4.    Business Acquisitions and Disposition

Roper completed four business acquisitions in the nine months ended September 30, 2021, with an aggregate purchase price of $19.7, net of cash acquired. All four of these acquisitions have been integrated into our Deltek business and its results are reported in the Application Software reportable segment. The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of each acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The Company recorded $13.6 in goodwill and $8.3 of other identifiable intangibles in connection with these four acquisitions. The amortizable intangible assets include customer relationships of $8.0 (13.6 year weighted average useful life) and technology of $0.3 (5.0 year weighted average useful life).

Disposition

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1. The pretax gain on the sale was $27.1, which is reported in Other income (expense), net in the Condensed Consolidated Statement of Earnings.

5.    Discontinued Operations

During and subsequent to the third quarter of 2021, the Company signed definitive agreements to divest its TransCore, Zetec and CIVCO Radiotherapy businesses as described below.

•On August 10, 2021, Roper signed a definitive agreement to divest its Zetec business to Eddyfi NDT Inc. for approximately $350.0 in cash. The transaction, which is expected to close in the fourth quarter of 2021, is subject to customary closing conditions, including regulatory approvals. Zetec was previously included in the Process Technologies reportable segment.

•On October 1, 2021, Roper signed a definitive agreement to divest its TransCore business to an affiliate of Singapore Technologies Engineering Ltd., for approximately $2,680.0 in cash. The transaction, which is expected to close in the first quarter of 2022, is subject to customary closing conditions, including regulatory approvals. TransCore was previously included in the Network Software & Systems reportable segment.

•On October 14, 2021, Roper signed a definitive agreement to divest its CIVCO Radiotherapy business to an affiliate of Blue Wolf Capital Partners LLC, for approximately $120.0 in cash. On November 1, 2021, the Company closed on its sale of its CIVCO Radiotherapy business. The Company is currently calculating the gain and associated tax expense on the sale, which will be disclosed within the Company’s 2021 Annual Report on Form 10-K. The CIVCO Radiotherapy business was previously included in the Measurement & Analytical Solutions reportable segment.

The Company concluded these disposal activities, in the aggregate, represented a strategic shift that will have a major effect on the Company’s operations and financial results. These divestitures significantly enhance our mix of high-margin, recurring revenue businesses and notably reduce our working capital requirements. Accordingly, the financial results of the TransCore, Zetec and CIVCO Radiotherapy businesses are presented in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the Condensed Consolidated Balance Sheet as assets and liabilities of discontinued operations classified as held for sale for both periods presented.

The following tables summarize the major classes of assets and liabilities related to the discontinued operations of the TransCore, Zetec and CIVCO Radiotherapy businesses, as reported in the Condensed Consolidated Balance Sheets:

	September 30, 2021 (1)	December 31, 2020
Accounts receivable, net	$86.8	$117.3
Inventories, net	53.8	33.3
Unbilled receivables	154.6	168.9
Goodwill	428.5	—
Other intangible assets, net	37.8	—
Other current assets	72.1	4.7
Current assets held for sale	833.6	324.2

Goodwill	—	429.2
Other intangible assets, net	—	38.7
Other assets	—	53.7
Assets held for sale	$—	$521.6

Accounts payable	$49.7	$50.7
Accrued compensation	30.2	23.5
Deferred taxes	25.2	—
Other current liabilities	63.5	46.6
Current liabilities held for sale	168.6	120.8

Deferred taxes	—	31.0
Other liabilities	—	33.1
Liabilities held for sale	$—	$64.1
(1) All assets and liabilities held for sale were classified as current as it is probable the sale of TransCore, Zetec and CIVCO Radiotherapy will be completed within one year.

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the TransCore, Zetec and CIVCO Radiotherapy businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$158.6	$167.9	$472.1	$503.2
Cost of sales	91.3	101.9	280.2	296.7
Gross profit	67.3	66.0	191.9	206.5

Selling, general and administrative expenses(1)	25.6	28.9	87.8	86.6
Income from operations	41.7	37.1	104.1	119.9

Other income (expense), net	0.2	(0.2)	1.4	0.2

Earnings before income taxes	41.9	36.9	105.5	120.1

Income taxes	12.2	9.5	23.4	26.7

Net earnings from discontinued operations	$29.7	$27.4	$82.1	$93.4
(1) Includes stock-based compensation expense of $1.4 and $1.2 for the three months ended September 30, 2021 and 2020, respectively, and $3.2 and $3.5 for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation for discontinued operations was previously reported as a component of unallocated corporate general and administrative expenses.

6.    Stock Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on June 14, 2021. The 2021 Plan replaces the Roper Technologies, Inc. 2016 Incentive Plan, as amended (“2016 Plan”), and no additional grants will be made under the 2016 Plan.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation	$35.4	$28.9	$102.9	$84.8
Tax effect recognized in net earnings from continuing operations	7.4	6.1	21.6	17.8

Stock Options - In the nine months ended September 30, 2021, 0.513 options were granted with a weighted average fair value of $95.04 per option. During the same period in 2020, 0.758 options were granted with a weighted average fair value of $63.01 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2021 Plan and 2016 Plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Nine months ended September 30,
	2021	2020
Risk-free interest rate (%)	0.94	0.81
Expected option life (years)	5.61	5.64
Expected volatility (%)	25.15	20.36
Expected dividend yield (%)	0.56	0.62

Cash received from option exercises for the nine months ended September 30, 2021 and 2020 was $81.8 and $88.9, respectively.

Restricted Stock Grants - During the nine months ended September 30, 2021, the Company granted 0.225 shares with a weighted average grant date fair value of $408.07 per restricted share. During the same period in 2020, the Company granted 0.234 shares with a weighted average grant date fair value of $353.68 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2021, 0.146 restricted shares vested with a weighted average grant date fair value of $314.01 per restricted share and a weighted average vest date fair value of $406.74 per restricted share.

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

During the nine months ended September 30, 2021 and 2020, participants in the ESPP purchased 0.031 and 0.022 shares of Roper’s common stock for total consideration of $11.8 and $7.3, respectively. All shares were purchased from Roper’s treasury shares.

7.    Inventories

The components of inventory were as follows:

	September 30, 2021	December 31, 2020
Raw materials and supplies	$105.9	$104.0
Work in process	27.6	22.9
Finished products	77.1	74.4
Inventory reserves	(36.2)	(36.2)
Inventories, net	$174.4	$165.1

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2020	$8,802.3	$3,746.2	$1,167.3	$250.2	$13,966.0
Additions	13.6	—	—	—	13.6
Other	3.1	0.9	—	—	4.0
Currency translation adjustments	1.1	6.8	(1.8)	(0.5)	5.6
Balances at September 30, 2021	$8,820.1	$3,753.9	$1,165.5	$249.7	$13,989.2

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,473.7	$(1,688.2)	$5,785.5
Unpatented technology	942.8	(363.9)	578.9
Software	172.4	(127.4)	45.0
Patents and other protective rights	12.0	(6.0)	6.0
Trade names	7.3	(5.6)	1.7
Assets not subject to amortization:
Trade names	751.1	—	751.1
Balances at December 31, 2020	$9,359.3	$(2,191.1)	$7,168.2

Assets subject to amortization:
Customer related intangibles	$7,478.5	$(2,020.1)	$5,458.4
Unpatented technology	907.0	(413.3)	493.7
Software	172.4	(138.2)	34.2
Patents and other protective rights	12.6	(5.0)	7.6
Trade names	6.7	(5.7)	1.0
Assets not subject to amortization:
Trade names	751.0	—	751.0
Balances at September 30, 2021	$9,328.2	$(2,582.3)	$6,745.9

Amortization expense of other intangible assets was $434.2 and $315.5 during the nine months ended September 30, 2021 and 2020, respectively.

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

9.    Fair Value of Financial Instruments and Debt

Roper’s debt at September 30, 2021 included $8,000 of fixed-rate senior notes with the following fair values:

$500 2.800% senior notes due 2021	502
$500 3.125% senior notes due 2022	512
$300 0.450% senior notes due 2022	301
$700 3.650% senior notes due 2023	742
$500 2.350% senior notes due 2024	524
$300 3.850% senior notes due 2025	330
$700 1.000% senior notes due 2025	697
$700 3.800% senior notes due 2026	779
$700 1.400% senior notes due 2027	691
$800 4.200% senior notes due 2028	915
$700 2.950% senior notes due 2029	745
$600 2.000% senior notes due 2030	591
$1,000 1.750% senior notes due 2031	957

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Subsequent to the nine months ended September 30, 2021, on October 8, 2021, the Company elected to exercise its optional redemption rights to redeem all of its outstanding 2.800% Notes due December 15, 2021 (the “Notes”) in the original aggregate principal amount of $500, and Wells Fargo Bank, National Association, as trustee under the indenture governing the Notes (the “Indenture”), issued redemption notices to registered holders of the Notes. The date fixed for the redemption of the Notes is November 15, 2021 (the “Redemption Date”). The Notes will be redeemed at 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon to the Redemption Date in accordance with the terms and conditions set forth in the Indenture. The foregoing does not constitute a notice of redemption with respect to any of the Notes.

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

Roper’s subsidiary, Vertafore, Inc., was named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020 and Masciotra, et al. v. Vertafore, Inc., originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case. Plaintiff has appealed the dismissal to the U.S. Fifth Circuit Court of Appeals. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. The Mulvey case purports to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. The case seeks recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. Vertafore is vigorously defending the case. In addition, Roper has been advised that the Texas Attorney General is investigating the data event.

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

11.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change %	2021	2020	Change %
Net revenues:
Application Software	$603.4	$447.9	34.7%	$1,771.6	$1,251.4	41.6%
Network Software & Systems	343.4	288.1	19.2%	983.3	864.0	13.8%
Measurement & Analytical Solutions	392.4	356.9	9.9%	1,146.8	1,065.3	7.7%
Process Technologies	123.6	105.3	17.4%	363.8	337.9	7.7%
Total	$1,462.8	$1,198.2	22.1%	$4,265.5	$3,518.6	21.2%
Gross profit:
Application Software	$420.2	$307.6	36.6%	$1,228.2	$851.8	44.2%
Network Software & Systems	284.3	235.1	20.9%	807.9	701.1	15.2%
Measurement & Analytical Solutions	224.0	212.1	5.6%	665.7	636.5	4.6%
Process Technologies	67.6	55.1	22.7%	197.6	180.5	9.5%
Total	$996.1	$809.9	23.0%	$2,899.4	$2,369.9	22.3%
Operating profit*:
Application Software	$164.6	$125.6	31.1%	$472.5	$336.6	40.4%
Network Software & Systems	134.4	102.3	31.4%	368.4	298.3	23.5%
Measurement & Analytical Solutions	119.0	119.7	(0.6)%	361.6	352.4	2.6%
Process Technologies	37.0	28.0	32.1%	112.5	80.7	39.4%
Total	$455.0	$375.6	21.1%	$1,315.0	$1,068.0	23.1%
Long-lived assets:
Application Software	$129.8	$114.1	13.8%
Network Software & Systems	27.4	28.8	(4.9)%
Measurement & Analytical Solutions	30.9	35.4	(12.7)%
Process Technologies	14.4	19.0	(24.2)%
Total	$202.5	$197.3	2.6%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $51.5 and $45.1 for the three months ended September 30, 2021 and 2020, respectively, and $155.4 and $137.5 for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Software and related services	$919.3	$714.8	$2,673.6	$2,038.8
Engineered products and related services	543.5	483.4	1,591.9	1,479.8
Net revenues	$1,462.8	$1,198.2	$4,265.5	$3,518.6

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,349.7. We expect to recognize revenue on approximately 65% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	September 30, 2021	December 31, 2020	Change
Unbilled receivables	$102.5	$72.8	$29.7
Contract liabilities - current (1)	(995.6)	(990.3)	(5.3)
Deferred revenue - non-current (2)	(70.8)	(42.8)	(28.0)
Net contract assets/(liabilities)	$(963.9)	$(960.3)	$(3.6)
(1) Consists primarily of “Deferred revenue.”
(2) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2020 to September 30, 2021 was due primarily to the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by the increase in unbilled receivables due to the timing of invoicing related to software milestone billings associated with multi-year term license renewals and software implementations.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in unbilled receivables where billing occurs after revenue recognition. The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the contract liability balance on December 31, 2020 and 2019 was $155.6 and $157.8 for the three months ended September 30, 2021 and 2020, respectively, and $870.6 and $706.2 for the nine months ended September 30, 2021 and 2020, respectively.

In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue or billings in-excess of revenues balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020 we had $48.8 and $42.5 of deferred commissions, respectively.

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

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include any ongoing impacts of the COVID-19 pandemic on our business, operations, financial results and liquidity, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: the duration and scope of the pandemic, new variants of the virus and the distribution and efficacy of vaccines; the impact of vaccine mandates on our workforce; any negative impact on global and regional markets, economies and economic activity; actions governments, businesses and individuals take in response to the pandemic; the effects of the pandemic, including all of the foregoing, on our employees, customers, suppliers, and business partners, and how quickly economies and demand for our products and services recover following the pandemic.

Additional examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth, our expectations regarding growth through acquisitions and the ability to complete our announced divestitures, including obtaining any required regulatory approvals with respect thereto. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

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
•changes in the supply of, or price for, labor, raw materials, parts and components, including as a result of impacts from COVID-19;
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

Discontinued Operations

During and subsequent to the third quarter, the Company signed definitive agreements to divest its TransCore, Zetec and CIVCO Radiotherapy businesses. Accordingly, beginning in the third quarter of 2021, we have classified the results of these operations as discontinued operations and certain prior period amounts have been reclassified to conform to current period presentation. Information regarding discontinued operations is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and its severity, the actions to contain the virus and its variants including the distribution, administration and efficacy of available vaccines, the impact of vaccine mandates on our workforce, and how quickly and to what extent normal economic and operating conditions can resume. If COVID-19 and its variants continue to spread, particularly in countries with low vaccination rates, certain countries may experience more severe and lasting impacts from the pandemic. To the extent we have operations and/or customers in these countries, we may experience adverse impacts on our businesses located in such countries.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenues:
Application Software	$603.4	$447.9	$1,771.6	$1,251.4
Network Software & Systems	343.4	288.1	983.3	864.0
Measurement & Analytical Solutions	392.4	356.9	1,146.8	1,065.3
Process Technologies	123.6	105.3	363.8	337.9
Total	$1,462.8	$1,198.2	$4,265.5	$3,518.6
Gross margin:
Application Software	69.6%	68.7%	69.3%	68.1%
Network Software & Systems	82.8	81.6	82.2	81.1
Measurement & Analytical Solutions	57.1	59.4	58.0	59.7
Process Technologies	54.7	52.3	54.3	53.4
Total	68.1	67.6	68.0	67.4
Selling, general and administrative expenses:
Application Software	42.3%	40.6%	42.7%	41.2%
Network Software & Systems	43.7	46.1	44.7	46.6
Measurement & Analytical Solutions	26.8	25.9	26.5	26.7
Process Technologies	24.8	25.7	23.4	29.5
Total	37.0	36.2	37.1	37.0
Segment operating margin:
Application Software	27.3%	28.0%	26.7%	26.9%
Network Software & Systems	39.1	35.5	37.5	34.5
Measurement & Analytical Solutions	30.3	33.5	31.5	33.1
Process Technologies	29.9	26.6	30.9	23.9
Total	31.1	31.3	30.8	30.4
Corporate administrative expenses	(3.5)	(3.8)	(3.6)	(3.9)
Income from operations	27.6	27.6	27.2	26.4
Interest expense, net	(4.0)	(5.2)	(4.2)	(4.4)
Other income (expense), net	(0.1)	(0.2)	0.6	(0.1)
Earnings before income taxes	23.5	22.2	23.6	21.9
Income taxes	(5.7)	(4.9)	(5.2)	(4.9)
Net earnings from continuing operations	17.8%	17.3%	18.3%	17.1%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Net revenues for the three months ended September 30, 2021 increased by 22.1% as compared to the three months ended September 30, 2020. The components of revenue growth for the three months ended September 30, 2021 were as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Roper
Total Revenue Growth	34.7%	19.2%	10.0%	17.2%	22.1%
Less Impact of:
Acquisitions/Divestitures	24.1	1.3	—	—	9.3
Foreign Exchange	0.7	0.9	0.8	1.2	0.8
Organic Revenue Growth	9.9%	17.0%	9.2%	16.0%	12.0%

In our Application Software segment, revenues were $603.4 in the third quarter of 2021 as compared to $447.9 in the third quarter of 2020. The increase in organic revenues was broad-based across the segment led by our businesses serving the government contracting, professional services and acute healthcare markets. Gross margin increased to 69.6% in the third quarter of 2021 as compared to 68.7% in the third quarter of 2020 due primarily to the acquisition of Vertafore and operating leverage on higher organic revenues. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 42.3% in the third quarter of 2021 as compared to 40.6% in the third quarter of 2020 due primarily to higher amortization of acquired intangibles from the Vertafore and EPSi acquisitions and to a lesser extent, revenue mix. The resulting operating margin was 27.3% in the third quarter of 2021 as compared to 28.0% in the third quarter of 2020.

In our Network Software & Systems segment, revenues were $343.4 in the third quarter of 2021 as compared to $288.1 in the third quarter of 2020. The increase in organic revenues was broad-based across the segment led by our network software businesses serving the freight match markets in the United States and Canada, long-term care, life insurance and media and entertainment markets. Gross margin increased to 82.8% in the third quarter of 2021 as compared to 81.6% in the third quarter of 2020 due primarily to revenue mix. SG&A expenses as a percentage of revenues decreased to 43.7% in the third quarter of 2021 as compared to 46.1% in the third quarter of 2020 due primarily to operating leverage on higher organic revenues. As a result, operating margin was 39.1% in the third quarter of 2021 as compared to 35.5% in the third quarter of 2020.

In our Measurement & Analytical Solutions segment, revenues were $392.4 in the third quarter of 2021 as compared to $356.9 in the third quarter of 2020. The increase in organic revenues was primarily due to broad-based growth in our water meter technology business, industrial businesses, and medical products businesses excluding Verathon, which declined due to unprecedented demand for their products used in the treatment of COVID-19 during 2020. Gross margin decreased to 57.1% in the third quarter of 2021 as compared to 59.4% in the third quarter of 2020 due primarily to revenue mix along with costs associated with navigating the wide-spread supply chain challenges. SG&A expenses as a percentage of revenues increased to 26.8% in the third quarter of 2021 as compared to 25.9% in the third quarter of 2020 due primarily to reduced operating leverage associated with Verathon’s reduced 2021 revenues. The resulting operating margin was 30.3% in the third quarter of 2021 as compared to 33.5% in the third quarter of 2020.

In our Process Technologies segment, revenues were $123.6 in the third quarter of 2021 as compared to $105.3 in the third quarter of 2020. The increase in organic revenues was due to broad-based revenue growth across the segment as energy and industrial markets continue to recover from the reduction in demand caused by the pandemic. Gross margin increased to 54.7% in the third quarter of 2021 as compared to 52.3% in the third quarter of 2020 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of revenues decreased to 24.8% in the third quarter of 2021 as compared to 25.7% in the third quarter of 2020 due to higher operating leverage on organic revenue growth partially offset by costs associated with navigating the wide-spread supply chain challenges. As a result, operating margin was 29.9% in the third quarter of 2021 as compared to 26.6% in the third quarter of 2020.

Corporate expenses increased to $51.5, or 3.5% of revenues, in the third quarter of 2021 as compared to $45.1, or 3.8% of revenues, in the third quarter of 2020. The dollar increase was due primarily to higher compensation related expenses, partially offset by lower acquisition related expenses.

Net interest expense decreased to $58.2 for the third quarter of 2021 as compared to $62.2 for the third quarter of 2020 due to (i) $7.2 in interest expense for the origination fee on our bridge financing associated with the Vertafore acquisition in 2020 and (ii) lower weighted average interest rates being more than offset by higher weighted average debt balances.

Other expense, net, of $1.7 for the third quarter of 2021 was composed primarily of asset disposals and foreign exchange losses at our non-U.S. based subsidiaries. Other expense, net, of $2.1 for the third quarter of 2020 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings increased to 24.4% in the third quarter of 2021 as compared to 22.2% in the third quarter of 2020. The rate was unfavorably impacted primarily due to the recognition of a net tax expense in connection with an internal restructuring plan.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 24% to $2,191.5 at September 30, 2021 as compared to $1,770.3 at September 30, 2020. Organic growth in backlog was 23% and acquisitions contributed 1%.

	Backlog as of
	September 30,
	2021	2020
Application Software	$1,305.8	$1,131.9
Network Software & Systems	418.0	336.7
Measurement & Analytical Solutions	327.1	208.7
Process Technologies	140.6	93.0
Total	$2,191.5	$1,770.3

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Net revenues for the nine months ended September 30, 2021 increased by 21.2% as compared to the nine months ended September 30, 2020. The components of revenue growth for the nine months ended September 30, 2021 were as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Roper
Total Revenue Growth	41.6%	13.8%	7.7%	7.6%	21.2%
Less Impact of:
Acquisitions/Divestitures	33.2	2.6	—	—	12.4
Foreign Exchange	1.4	1.1	1.7	2.3	1.5
Organic Revenue Growth	7.0%	10.1%	6.0%	5.3%	7.3%

In our Application Software segment, revenues were $1,771.6 in the nine months ended September 30, 2021 as compared to $1,251.4 in the nine months ended September 30, 2020. The growth in organic revenues was primarily due to businesses serving government contracting, professional services and acute healthcare markets. Gross margin increased to 69.3% in the nine months ended September 30, 2021 as compared to 68.1% in the nine months ended September 30, 2020 due primarily to the acquisition of Vertafore and operating leverage on higher organic revenues. SG&A expenses increased as a percentage of revenue to 42.7% in the nine months ended September 30, 2021 as compared to 41.2% in the nine months ended September 30, 2020 due primarily to higher amortization of acquired intangibles from the Vertafore and EPSi acquisitions, partially offset by operating leverage on higher organic revenues. The resulting operating margin was 26.7% in the nine months ended September 30, 2021 as compared to 26.9% in the nine months ended September 30, 2020.

In our Network Software & Systems segment, revenues were $983.3 in the nine months ended September 30, 2021 as compared to $864.0 in the nine months ended September 30, 2020. The increase in organic revenues was broad-based across the segment led by our network software businesses serving the freight match markets in the United States and Canada, long-term care and construction markets. Gross margin increased to 82.2% in the nine months ended September 30, 2021 as compared to 81.1% in the nine months ended September 30, 2020 due primarily to revenue mix. SG&A expenses decreased as a percentage of revenues at 44.7% in the nine months ended September 30, 2021 as compared to 46.6% in the nine months ended September 30, 2020 due primarily to operating leverage on higher organic sales. As a result, operating margin was 37.5% in the nine months ended September 30, 2021 as compared to 34.5% in the nine months ended September 30, 2020.

In our Measurement and Analytical Solutions segment, revenues were $1,146.8 in the nine months ended September 30, 2021 as compared to $1,065.3 in the nine months ended September 30, 2020. The growth in organic revenues was primarily due to broad-based growth led by our industrial businesses, water meter technology business, and medical products businesses excluding Verathon, which declined due to unprecedented demand for their products used in the treatment of COVID-19 during 2020. Gross margin decreased to 58.0% in the nine months ended September 30, 2021 as compared to 59.7% in the nine months ended September 30, 2020 due primarily to revenue mix and reduced operating leverage associated with Verathon’s reduced 2021 revenues. SG&A expenses as a percentage of revenues decreased to 26.5% in the nine months ended September 30, 2021 as compared to 26.7% in the nine months ended September 30, 2020 due primarily to revenue mix. The resulting operating margin was 31.5% in the nine months ended September 30, 2021 as compared to 33.1% in the nine months ended September 30, 2020.

In our Process Technologies segment, revenues were $363.8 in the nine months ended September 30, 2021 as compared to $337.9 in the nine months ended September 30, 2020. The growth in organic revenues was due to broad-based revenue growth across the segment as energy and industrial markets continue to recover from the reduction in demand caused by the pandemic. Gross margin increased to 54.3% in the nine months ended September 30, 2021 as compared to 53.4% in the nine months ended September 30, 2020 due to increased operating leverage on higher organic revenues. SG&A expenses as a percentage of revenues decreased to 23.4% in the nine months ended September 30, 2021 as compared to 29.5% in the nine months ended September 30, 2020 due primarily to $13.6 of restructuring charges for structural cost reduction actions taken at certain of our businesses during the second quarter of 2020 and operating leverage on organic revenues. As a result, operating margin was 30.9% in the nine months ended September 30, 2021 as compared to 23.9% in the nine months ended September 30, 2020.

Corporate expenses increased to $155.4, or 3.6% of revenues, in the nine months ended September 30, 2021 as compared to $137.5, or 3.9% of revenues, in the nine months ended September 30, 2020. The dollar increase was due primarily to higher compensation related expenses, partially offset by lower acquisition related expenses.

Net interest expense increased to $178.2 for the nine months ended September 30, 2021 as compared to $154.8 for the nine months ended September 30, 2020 due to higher weighted average debt balances, partially offset by lower weighted average interest rates and $7.2 in interest expense for the origination fee on our bridge financing associated with the Vertafore acquisition in 2020.

Other income, net, of $24.9 for the nine months ended September 30, 2021 was composed primarily of a gain on sale of minority investment of $27.1. Other expense, net, of $4.0 for the nine months ended September 30, 2020 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings was flat at 22.2% for the nine months ended September 30, 2021 and 2020.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30,
Cash provided by/(used in):	2021	2020
Operating activities	$1,432.4	$950.9
Investing activities	(42.4)	(5,693.0)
Financing activities	(1,340.9)	4,336.4

Operating activities - Net cash provided by operating activities increased by 51% to $1,432.4 in the nine months ended September 30, 2021 as compared to $950.9 in the nine months ended September 30, 2020, due primarily to (i) higher net income net of non-cash expenses, and (ii) the non-recurrence of $201.9 of cash taxes paid on the disposal of Gatan in the first nine months of 2020. These increases were partially offset by lower cash provided by working capital in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Investing activities - Cash used in investing activities during the nine months ended September 30, 2021 is due primarily to capital expenditures, capitalized software expenditures and business acquisitions, partially offset by proceeds from the sale of a minority investment. Cash used in investing activities during the nine months ended September 30, 2020 was primarily for the acquisition of Vertafore.

Financing activities - Cash used in financing activities for the nine months ended September 30, 2021 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock based compensation. Cash provided by financing activities during the nine months ended September 30, 2020 was primarily due to net proceeds from the issuance of the $3,300.0 in aggregate principle amount of senior unsecured notes, primarily for the acquisition of Vertafore, and net borrowings under our unsecured credit facility.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the nine months ended September 30, 2021 by $4.9 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European subsidiaries. Cash and cash equivalents decreased during the nine months ended September 30, 2020 by $1.9 due primarily to the strengthening of the U.S. dollar against the functional currencies of our United Kingdom and Canadian subsidiaries.

Total debt at September 30, 2021 consisted of the following:

$500 2.800% senior notes due 2021	$500.0
$500 3.125% senior notes due 2022	500.0
$300 0.450% senior notes due 2022	300.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	380.0
Deferred finance costs	(51.3)
Other	0.4
Total debt, net of deferred finance costs	8,329.1
Less current portion	799.2
Long-term debt, net of deferred finance costs	$7,529.9

The interest rate on borrowings under our $3,000.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At September 30, 2021, we had $380.0 of outstanding borrowings under our unsecured credit facility and $60.3 of outstanding letters of credit.

Cash at our foreign subsidiaries at September 30, 2021 increased to $337 as compared to $259 at December 31, 2020 due primarily to the cash generated at our foreign subsidiaries during the nine months ended September 30, 2021, partially offset by the repatriation of $243 during the nine months ended September 30, 2021. We intend to repatriate substantially all historical and future earnings.

Subsequent to the nine months ended September 30, 2021, on October 8, 2021, the Company elected to exercise its optional redemption rights to redeem all of its outstanding 2.800% Notes due December 15, 2021 (the “Notes”) in the original aggregate principal amount of $500, and Wells Fargo Bank, National Association, as trustee under the indenture governing the Notes (the “Indenture”), issued redemption notices to registered holders of the Notes. The date fixed for the redemption of the Notes is November 15, 2021 (the “Redemption Date”). The Notes will be redeemed at 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon to the Redemption Date in accordance with the terms and conditions set forth in the Indenture. The foregoing does not constitute a notice of redemption with respect to any of the Notes.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2021.

Net working capital (total current assets, excluding cash and current assets held for sale, less total current liabilities, excluding debt and current liabilities held for sale) was relatively flat at negative $704.2 at September 30, 2021 as compared to negative $704.4 at December 31, 2020. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $8,329.1 at September 30, 2021 as compared to $9,560.8 at December 31, 2020, due primarily to the net repayments under our unsecured credit facility. Our leverage on a continuing operations basis is shown in the following table:

	September 30, 2021	December 31, 2020
Total debt	$8,329.1	$9,560.8
Cash	(352.5)	(308.3)
Net debt	7,976.6	9,252.5
Stockholders’ equity	11,342.3	10,479.8
Total net capital	$19,318.9	$19,732.3

Net debt / total net capital	41.3%	46.9%

Capital expenditures were $22.5 for the nine months ended September 30, 2021 as compared to $20.9 for the nine months ended September 30, 2020. Capitalized software expenditures were $22.3 for the nine months ended September 30, 2021 as compared to $9.8 for the nine months ended September 30, 2020. The increase in capitalized software expenditures is primarily due to the acquisition of Vertafore. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, announced divestitures, future divestitures, the proceeds from the issuance of new debt or equity securities or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies and the impact of the COVID-19 pandemic on our business prospects and the financial markets generally. None of these factors can be predicted with certainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2021.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of our Annual Report. There were no material changes during the nine months ended September 30, 2021 to the risk factors reported in the Annual Report.

ITEM 6.                  EXHIBITS

2.1
Membership Interests Purchase Agreement by and Between TransCore Holdings, Inc., as Seller, and ST Engineering Urban Solutions USA Inc, as Buyer, and, solely for the purposes of certain provisions, Roper Technologies, Inc., as Seller Parent, and Singapore Technologies Engineering LTD, as Parent filed herewith.*

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

*The related exhibits and schedules are not being filed herewith. The Company agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	November 4, 2021
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	November 4, 2021
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Chief Accounting Officer	November 4, 2021
Jason Conley	(Principal Accounting Officer)