Form 10-Q
period 2022-03-31
ROPER TECHNOLOGIES INC
filed 2022-05-04
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of April 29, 2022 was 105,912,655.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2022	2021
Net revenues	$1,526.6	$1,376.1
Cost of sales	496.5	440.1
Gross profit	1,030.1	936.0

Selling, general and administrative expenses	609.0	561.4
Income from operations	421.1	374.6

Interest expense, net	52.6	60.6
Other income (expense), net	(1.9)	27.1

Earnings before income taxes	366.6	341.1

Income taxes	79.0	71.2

Net earnings from continuing operations	287.6	269.9

Earnings from discontinued operations, net of tax	15.6	19.1
Gain on disposition of discontinued operations, net of tax	1,717.3	—
Net earnings from discontinued operations	1,732.9	19.1

Net earnings	$2,020.5	$289.0

Net earnings per share from continuing operations:
Basic	$2.72	$2.57
Diluted	$2.70	$2.55

Net earnings per share from discontinued operations:
Basic	$16.41	$0.18
Diluted	$16.24	$0.18

Net earnings per share:
Basic	$19.13	$2.75
Diluted	$18.94	$2.73

Weighted average common shares outstanding:
Basic	105.6	105.0
Diluted	106.7	106.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2022	2021
Net earnings	$2,020.5	$289.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(22.9)	14.6
Total other comprehensive income (loss), net of tax	(22.9)	14.6

Comprehensive income	$1,997.6	$303.6

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2022	December 31, 2021
ASSETS:

Cash and cash equivalents	$3,237.5	$351.5
Accounts receivable, net	755.3	839.4
Inventories, net	202.7	176.1
Income taxes receivable	19.2	27.7
Unbilled receivables	110.0	95.3
Other current assets	160.9	142.5
Current assets held for sale	—	788.6
Total current assets	4,485.6	2,421.1

Property, plant and equipment, net	98.9	102.8
Goodwill	14,094.9	14,094.5
Other intangible assets, net	6,454.1	6,588.5
Deferred taxes	101.4	101.1
Other assets	400.9	405.9
Total assets	$25,635.8	$23,713.9

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$167.8	$150.8
Accrued compensation	208.2	309.8
Deferred revenue	1,120.3	1,130.2
Other accrued liabilities	413.0	440.7
Income taxes payable	793.0	132.0
Current portion of long-term debt, net	799.5	799.2
Current liabilities held for sale	—	159.1
Total current liabilities	3,501.8	3,121.8

Long-term debt, net of current portion	6,654.8	7,122.6
Deferred taxes	1,476.1	1,479.5
Other liabilities	451.2	426.2
Total liabilities	12,083.9	12,150.1

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,363.9	2,307.8
Retained earnings	11,410.4	9,455.6
Accumulated other comprehensive loss	(206.0)	(183.1)
Treasury stock	(17.5)	(17.6)
Total stockholders' equity	13,551.9	11,563.8

Total liabilities and stockholders' equity	$25,635.8	$23,713.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings from continuing operations	$287.6	$269.9
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	11.0	13.1
Amortization of intangible assets	148.1	146.3
Amortization of deferred financing costs	3.1	3.4
Non-cash stock compensation	35.9	31.6
Gain on sale of assets, net of tax	—	(21.6)
Income tax provision, excluding tax associated with gain on sale of assets	79.0	65.7
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	82.0	54.3
Unbilled receivables	(15.4)	(17.8)
Inventories	(27.7)	(2.1)
Accounts payable	17.9	13.3
Other accrued liabilities	(125.1)	(59.0)
Deferred revenue	29.4	60.9
Cash income taxes paid	(27.4)	(17.2)
Other, net	(24.6)	(14.9)
Cash provided by operating activities from continuing operations	473.8	525.9
Cash provided by operating activities from discontinued operations	1.5	33.7
Cash provided by operating activities	475.3	559.6

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(53.2)	—
Capital expenditures	(7.1)	(7.1)
Capitalized software expenditures	(7.5)	(7.2)
Proceeds from sale of assets	—	27.1
Other, net	—	(0.1)
Cash (used in) provided by investing activities from continuing operations	(67.8)	12.7
Proceeds from disposition of discontinued operations	3,006.2	—
Cash used in investing activities from discontinued operations	(0.2)	(2.0)
Cash provided by investing activities	2,938.2	10.7

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving line of credit, net	(470.0)	(495.0)
Cash dividends to stockholders	(65.3)	(58.8)
Proceeds from stock-based compensation, net	21.0	4.4
Treasury stock sales	5.5	4.7
Other	—	(0.1)
Cash flows used in financing activities from continuing operations	(508.8)	(544.8)
Cash flows used in financing activities from discontinued operations	(11.4)	(0.4)
Cash flows used in financing activities	(520.2)	(545.2)
(Continued)

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Three months ended March 31,
	2022	2021
Effect of foreign currency exchange rate changes on cash	(7.3)	(2.4)

Net increase in cash and cash equivalents	2,886.0	22.7

Cash and cash equivalents, beginning of period	351.5	308.3

Cash and cash equivalents, end of period	$3,237.5	$331.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2021	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8

Net earnings	—	—	2,020.5	—	—	2,020.5
Stock option exercises	—	38.7	—	—	—	38.7
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	5.4	—	—	0.1	5.5
Currency translation adjustments	—	—	—	(22.9)	—	(22.9)
Stock-based compensation	—	40.8	—	—	—	40.8
Restricted stock activity	—	(17.7)	—	—	—	(17.7)
Dividends declared ($0.62 per share)	—	—	(65.7)	—	—	(65.7)
Balances at March 31, 2022	$1.1	$2,363.9	$11,410.4	$(206.0)	$(17.5)	$13,551.9

Balances at December 31, 2020	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8

Net earnings	—	—	289.0	—	—	289.0
Stock option exercises	—	19.2	—	—	—	19.2
Treasury stock sold	—	4.6	—	—	0.1	4.7
Currency translation adjustments	—	—	—	14.6	—	14.6
Stock-based compensation	—	32.4	—	—	—	32.4
Restricted stock activity	—	(14.8)	—	—	—	(14.8)
Dividends declared ($0.5625 per share)	—	—	(59.2)	—	—	(59.2)
Balances at March 31, 2021	$1.1	$2,138.9	$8,776.0	$(132.4)	$(17.9)	$10,765.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2021 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2022 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

During 2021, the Company signed definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses. As of March 31, 2022, Roper has completed all three divestitures. The financial results for these businesses are presented as discontinued operations for all periods presented. Unless otherwise noted, discussion within these notes to the Condensed Consolidated Financial Statements relate to continuing operations. Refer to Note 5 for additional information on discontinued operations.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

	Three months ended March 31,
	2022	2021
Basic shares outstanding	105.6	105.0
Effect of potential common stock:
Common stock awards	1.1	1.0
Diluted shares outstanding	106.7	106.0

For the three months ended March 31, 2022, there were 0.840 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.647 outstanding stock options that would have been antidilutive in the respective 2021 period.

4.    Business Acquisitions and Disposition

On January 3, 2022, Roper acquired the outstanding membership interests of Horizon Lab Systems, LLC, a provider of laboratory information management systems in the toxicology, environmental, public health and agricultural markets for an aggregate purchase price of $49.8. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment. The results of operations of the acquired business are included in Roper’s Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date has not been presented because the effects of the acquisition were not material to our financial results.

The Company recorded $25.6 in goodwill and $23.3 of other identifiable intangibles in connection with this acquisition. The amortizable intangible assets include customer relationships of $20.9 (15.1 year weighted average useful life) and technology of $2.4 (5.3 year weighted average useful life).

Disposition

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1. The pretax gain on the sale was $27.1, which is reported in “Other income (expense), net” in the Condensed Consolidated Statement of Earnings.

5.    Discontinued Operations

During 2021, the Company signed definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses as described below.

•On March 17, 2022, Roper closed on the divestiture of our TransCore business to an affiliate of Singapore Technologies Engineering Ltd., for approximately $2,680.0 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. TransCore was previously included in the Network Software & Systems reportable segment.

•On January 5, 2022, Roper closed on the divestiture of our Zetec business to Eddyfi NDT Inc. for approximately $350.0 in cash. The sale resulted in a pretax gain of $255.3 and income tax expense of $60.9, which are reported within “Gain on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. Zetec was previously included in the Process Technologies reportable segment.

•On November 1, 2021, Roper closed the divestiture of our CIVCO Radiotherapy business to an affiliate of Blue Wolf Capital Partners LLC. CIVCO Radiotherapy business was previously included in the Measurement & Analytical Solutions reportable segment.

The Company concluded these disposal activities, in the aggregate, represented a strategic shift that will have a major effect on the Company’s operations and financial results. These divestitures significantly enhance our mix of high-margin, recurring revenue businesses and notably reduce our working capital requirements. Accordingly, the financial results of the TransCore, Zetec and CIVCO Radiotherapy businesses are presented in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses are presented in the

Condensed Consolidated Balance Sheet as assets and liabilities of discontinued operations classified as held for sale at December 31, 2021.

The following tables summarize the major classes of assets and liabilities related to the discontinued operations of the TransCore, Zetec and CIVCO Radiotherapy businesses, as reported in the Condensed Consolidated Balance Sheets at December 31, 2021:

Accounts receivable, net	$74.7
Inventories, net	47.8
Unbilled receivables	158.2
Goodwill	405.5
Other intangible assets, net	31.0
Other current assets	71.4
Current assets held for sale	$788.6

Accounts payable	$40.3
Accrued compensation	27.0
Deferred taxes	29.5
Other current liabilities	62.3
Current liabilities held for sale	$159.1

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the TransCore, Zetec and CIVCO Radiotherapy businesses:

	Three Months Ended March 31,
	2022	2021
Net revenues	$100.4	$152.5
Cost of sales	71.2	94.7
Gross profit	29.2	57.8

Selling, general and administrative expenses (1)	19.9	31.9
Income from operations	9.3	25.9

Other income (expense), net	0.1	(0.1)

Earnings before income taxes (2)	9.4	25.8

Income taxes	(6.2)	6.7

Earnings from discontinued operations, net of tax	15.6	19.1

Gain on disposition of discontinued operations, net of tax	1,717.3	—

Net earnings from discontinued operations	$1,732.9	$19.1
(1) Includes stock-based compensation expense of $0.9 and $1.3 for the three months ended March 31, 2022 and 2021, respectively. In connection with the sale of TransCore and Zetec, we recognized expense of $4.5 associated with accelerated vesting of share-based awards. The charges associated with accelerated vesting were recorded as a component of “Gain on disposition of discontinued operations, net of tax” within the Condensed Consolidated Statements of Earnings.
(2) During the three months ended March 31, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period. During the three months ended March 31, 2021 depreciation and amortization was $1.9.

6.    Stock Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation	$35.9	$31.6
Tax effect recognized in net earnings from continuing operations	7.5	6.6

Stock Options - In the three months ended March 31, 2022, 0.365 options were granted with a weighted average fair value of $115.83 per option. During the same period in 2021, 0.498 options were granted with a weighted average fair value of $94.69 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the 2021 Plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2022	2021
Risk-free interest rate (%)	2.05	0.94
Expected option life (years)	5.63	5.61
Expected volatility (%)	24.52	25.16
Expected dividend yield (%)	0.54	0.56

Cash received from option exercises for the three months ended March 31, 2022 and 2021 was $38.7 and $19.2, respectively.

Restricted Stock Grants - During the three months ended March 31, 2022, the Company granted 0.219 shares with a weighted average grant date fair value of $455.84 per restricted share. During the same period in 2021, the Company granted 0.207 shares with a weighted average grant date fair value of $404.14 per restricted share. All grants were issued at grant date fair value.

During the three months ended March 31, 2022, 0.116 restricted shares vested with a weighted average grant date fair value of $329.75 per restricted share and a weighted average vest date fair value of $457.31 per restricted share.

Employee Stock Purchase Plan - Roper’s employee stock purchase plan (“ESPP”) allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing price of the stock on the first and last day of each quarterly offering period. Common stock sold to employees pursuant to the ESPP may be either treasury stock, stock purchased on the open market, or newly issued shares.

During the three months ended March 31, 2022 and 2021, participants in the ESPP purchased 0.013 and 0.013 shares of Roper’s common stock for total consideration of $5.5 and $4.7, respectively. All shares were purchased from Roper’s treasury shares.

7.    Inventories

The components of inventory were as follows:

	March 31, 2022	December 31, 2021
Raw materials and supplies	$131.5	$112.7
Work in process	36.0	30.2
Finished products	72.1	69.3
Inventory reserves	(36.9)	(36.1)
Inventories, net	$202.7	$176.1

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Total
Balances at December 31, 2021	$8,889.3	$3,797.0	$1,160.6	$247.6	$14,094.5
Additions	25.6	—	—	—	25.6
Other	—	(0.5)	—	—	(0.5)
Currency translation adjustments	(6.6)	(12.1)	(5.0)	(1.0)	(24.7)
Balances at March 31, 2022	$8,908.3	$3,784.4	$1,155.6	$246.6	$14,094.9

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,532.0	$(2,108.0)	$5,424.0
Unpatented technology	906.4	(431.8)	474.6
Software	149.5	(122.4)	27.1
Patents and other protective rights	9.6	(2.1)	7.5
Trade names	12.8	(6.1)	6.7
Assets not subject to amortization:
Trade names	648.6	—	648.6
Balances at December 31, 2021	$9,258.9	$(2,670.4)	$6,588.5

Assets subject to amortization:
Customer related intangibles	$7,527.0	$(2,205.3)	$5,321.7
Unpatented technology	893.6	(445.6)	448.0
Software	149.4	(125.2)	24.2
Patents and other protective rights	9.6	(2.1)	7.5
Trade names	16.3	(7.0)	9.3
Assets not subject to amortization:
Trade names	643.4	—	643.4
Balances at March 31, 2022	$9,239.3	$(2,785.2)	$6,454.1

Amortization expense of other intangible assets was $145.8 and $145.1 during the three months ended March 31, 2022 and 2021, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2022. The Company will perform the annual analysis during the fourth quarter of 2022.

9.    Fair Value of Financial Instruments and Debt

Roper’s debt at March 31, 2022 included $7,500 of fixed-rate senior notes with the following fair values:

$500 3.125% senior notes due 2022	503
$300 0.450% senior notes due 2022	299
$700 3.650% senior notes due 2023	710
$500 2.350% senior notes due 2024	493
$300 3.850% senior notes due 2025	305
$700 1.000% senior notes due 2025	650
$700 3.800% senior notes due 2026	717
$700 1.400% senior notes due 2027	635
$800 4.200% senior notes due 2028	831
$700 2.950% senior notes due 2029	675
$600 2.000% senior notes due 2030	534
$1,000 1.750% senior notes due 2031	864

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

Roper’s subsidiary, Vertafore, Inc., was named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020) and Masciotra, et al. v. Vertafore, Inc., (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case. In March 2022, the U.S. Fifth Circuit Court of Appeals affirmed the lower court’s dismissal of the Allen case. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. The Allen case and the Mulvey case each purport to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases seek recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. In addition, Roper was advised that the Texas Attorney General is investigating the data event.

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

Roper or our subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. To date, no significant resources have been required by Roper to respond to asbestos claims. In the first quarter of 2022, Roper completed a transaction in which it transferred the remainder of our exposure for asbestos claims to a third party. In connection with this transaction, Roper incurred a one-time charge of $4.1, which is recorded as a component of “Other income (expense), net” within the Condensed Consolidated Statements of Earnings.

11.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended March 31,
	2022	2021	Change %
Net revenues:
Application Software	$631.5	$576.6	9.5%
Network Software & Systems	368.7	314.2	17.3%
Measurement & Analytical Solutions	392.4	369.6	6.2%
Process Technologies	134.0	115.7	15.8%
Total	$1,526.6	$1,376.1	10.9%
Gross profit:
Application Software	$437.8	$398.7	9.8%
Network Software & Systems	302.4	256.4	17.9%
Measurement & Analytical Solutions	217.6	218.2	(0.3)%
Process Technologies	72.3	62.7	15.3%
Total	$1,030.1	$936.0	10.1%
Operating profit*:
Application Software	$173.8	$153.7	13.1%
Network Software & Systems	145.4	114.1	27.4%
Measurement & Analytical Solutions	115.9	121.5	(4.6)%
Process Technologies	41.8	35.1	19.1%
Total	$476.9	$424.4	12.4%
Long-lived assets:
Application Software	$135.8	$126.7	7.2%
Network Software & Systems	28.5	27.8	2.5%
Measurement & Analytical Solutions	32.5	33.9	(4.1)%
Process Technologies	13.3	18.3	(27.3)%
Total	$210.1	$206.7	1.6%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $55.8 and $49.8 for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
Software and related services	$970.0	$864.5
Engineered products and related services	556.6	511.6
Net revenues	$1,526.6	$1,376.1

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,000.3. We expect to recognize revenue of $2,718.0, or approximately 68% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	March 31, 2022	December 31, 2021	Change
Unbilled receivables	$110.0	$95.3	$14.7
Deferred revenue - current	(1,120.3)	(1,130.2)	9.9
Deferred revenue - non-current (1)	(111.5)	(75.3)	(36.2)
Net contract assets/(liabilities)	$(1,121.8)	$(1,110.2)	$(11.6)
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2021 to March 31, 2022 was due primarily to the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by the increase in unbilled receivables due to the timing of invoicing primarily related to software milestone billings associated with multi-year term license renewals and software implementations.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in unbilled receivables where billing occurs after revenue recognition. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2021 and 2020 was $495.7 and $450.9 for the three months ended March 31, 2022 and 2021, respectively.

In order to determine revenues recognized in the period, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, we had $58.3 and $56.7 of deferred commissions, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on form 10-K for the year ended December 31, 2021 (“Annual Report”) as filed on February 22, 2022 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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
•changes in the supply of, or price for, labor, energy, raw materials, parts and components, including as a result of impacts from the current inflationary environment, ongoing supply chain constraints or outbreaks of COVID-19;
•environmental compliance costs and liabilities;
•potential write-offs of our goodwill and other intangible assets;
•our ability to successfully develop new products;
•failure to protect our intellectual property;
•the effect of, or change in, government regulations (including tax);

•economic disruption caused by armed conflicts (such as the war in Ukraine), terrorist attacks, health crises (such as the COVID-19 pandemic) or other unforeseen geopolitical events; and
•the factors discussed in other reports we file with the SEC from time to time.

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of these statements in light of new information or future events.

Overview

Roper is a diversified technology company. We operate market leading businesses that design and develop vertical software and application-specific products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings and cash flow by emphasizing continuous improvement in the operating performance of our businesses. In addition, we utilize a disciplined, analytical and process-driven approach to redeploy our excess free cash flow toward high-quality acquisitions.

Discontinued Operations

During 2021, the Company signed definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses. As of March 31, 2022, Roper has completed all three divestitures. The financial results of these businesses are classified as discontinued operations and certain prior period amounts have been reclassified to conform to current period presentation. Information regarding discontinued operations is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended March 31,
	2022	2021
Net revenues:
Application Software	$631.5	$576.6
Network Software & Systems	368.7	314.2
Measurement & Analytical Solutions	392.4	369.6
Process Technologies	134.0	115.7
Total	$1,526.6	$1,376.1
Gross margin:
Application Software	69.3%	69.1%
Network Software & Systems	82.0	81.6
Measurement & Analytical Solutions	55.5	59.0
Process Technologies	54.0	54.2
Total	67.5	68.0
Selling, general and administrative expenses:
Application Software	41.8%	42.5%
Network Software & Systems	42.6	45.3
Measurement & Analytical Solutions	25.9	26.2
Process Technologies	22.8	23.9
Total	36.2	37.2
Segment operating margin:
Application Software	27.5%	26.7%
Network Software & Systems	39.4	36.3
Measurement & Analytical Solutions	29.5	32.9
Process Technologies	31.2	30.3
Total	31.2	30.8
Corporate administrative expenses	(3.7)	(3.6)
Income from operations	27.6	27.2
Interest expense, net	(3.4)	(4.4)
Other income (expense), net	(0.1)	2.0
Earnings before income taxes	24.0	24.8
Income taxes	(5.2)	(5.2)
Net earnings from continuing operations	18.8%	19.6%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Net revenues for the three months ended March 31, 2022 increased by 10.9% as compared to the three months ended March 31, 2021. The components of revenue growth for the three months ended March 31, 2022 were as follows:

	Application Software	Network Software & Systems	Measurement & Analytical Solutions	Process Technologies	Roper
Total Revenue Growth	9.5%	17.3%	6.2%	15.9%	10.9%
Less Impact of:
Acquisitions/Divestitures	1.0	1.5	—	—	0.8
Foreign Exchange	(0.6)	(0.3)	(1.1)	(1.7)	(0.8)
Organic Revenue Growth	9.1%	16.1%	7.3%	17.6%	10.9%

In our Application Software segment, revenues were $631.5 in the three months ended March 31, 2022 as compared to $576.6 in the three months ended March 31, 2021. The growth of 9.1% in organic revenues was broad-based across the segment led by our businesses serving property and casualty insurance, government contracting, and acute healthcare markets. Gross margin increased to 69.3% in the three months ended March 31, 2022 as compared to 69.1% in the three months ended March 31, 2021 due primarily to operating leverage on higher organic revenues and revenue mix. SG&A expenses decreased as a percentage of revenue to 41.8% in the three months ended March 31, 2022 as compared to 42.5% in the three months ended March 31, 2021 due to operating leverage on higher organic revenues. The resulting operating margin was 27.5% in the three months ended March 31, 2022 as compared to 26.7% in the three months ended March 31, 2021.

In our Network Software & Systems segment, revenues were $368.7 in the three months ended March 31, 2022 as compared to $314.2 in the three months ended March 31, 2021. The growth of 16.1% in organic revenues was broad-based across the segment led by our network software businesses serving the freight match, media and entertainment and life insurance markets. Gross margin increased to 82.0% in the three months ended March 31, 2022 as compared to 81.6% in the three months ended March 31, 2021 due primarily to revenue mix. SG&A expenses decreased as a percentage of revenues at 42.6% in the three months ended March 31, 2022 as compared to 45.3% in the three months ended March 31, 2021 due primarily to operating leverage on higher organic sales combined with revenue mix. As a result, operating margin was 39.4% in the three months ended March 31, 2022 as compared to 36.3% in the three months ended March 31, 2021.

In our Measurement & Analytical Solutions segment, revenues were $392.4 in the three months ended March 31, 2022 as compared to $369.6 in the three months ended March 31, 2021. The growth of 7.3% in organic revenues was primarily due to our water meter technology business and industrial businesses. Gross margin decreased to 55.5% in the three months ended March 31, 2022 as compared to 59.0% in the three months ended March 31, 2021 due primarily to higher material, component and freight costs as our businesses navigate the widespread global supply chain challenges. SG&A expenses as a percentage of revenues decreased to 25.9% in the three months ended March 31, 2022 as compared to 26.2% in the three months ended March 31, 2021 due primarily to revenue mix. The resulting operating margin was 29.5% in the three months ended March 31, 2022 as compared to 32.9% in the three months ended March 31, 2021.

In our Process Technologies segment, revenues were $134.0 in the three months ended March 31, 2022 as compared to $115.7 in the three months ended March 31, 2021. The growth of 17.6% in organic revenues was broad-based across the segment led by a recovery in oil and gas markets. Gross margin decreased to 54.0% in the three months ended March 31, 2022 as compared to 54.2% in the three months ended March 31, 2021 due to primarily to revenue mix partially offset by higher operating leverage on organic revenues. SG&A expenses as a percentage of revenues decreased to 22.8% in the three months ended March 31, 2022 as compared to 23.9% in the three months ended March 31, 2021 due to operating leverage on higher organic revenues. As a result, operating margin was 31.2% in the three months ended March 31, 2022 as compared to 30.3% in the three months ended March 31, 2021.

Corporate expenses increased to $55.8, or 3.7% of revenues, in the three months ended March 31, 2022 as compared to $49.8, or 3.6% of revenues, in the three months ended March 31, 2021. The dollar increase was due primarily to higher compensation and professional services expense.

Net interest expense decreased to $52.6 for the three months ended March 31, 2022 as compared to $60.6 for the three months ended March 31, 2021 due to lower weighted average debt balances associated with our credit facility and fixed debt.

Other expense, net, of $1.9 for the three months ended March 31, 2022 was composed primarily of a one-time charge associated with a transaction to transfer the remainder of our exposure related to asbestos claims to a third party, partially offset by foreign exchange gains at our non-U.S. based subsidiaries. Other income, net, of $27.1 for the three months ended March 31, 2021 was composed primarily of a gain on sale of minority investment of $27.1.

Income taxes as a percent of pretax earnings were 21.5% for the three months ended March 31, 2022 as compared to 20.9% for the three months ended March 31, 2021. The rate was impacted by the timing of a tax benefit associated with an internal restructuring plan that occurred in the first quarter of 2021.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 28% to $2,718.0 at March 31, 2022 as compared to $2,131.6 at March 31, 2021. Organic growth in backlog was 27% and acquisitions contributed 1%.

	Backlog as of
	March 31,
	2022	2021
Application Software	$1,567.5	$1,394.6
Network Software & Systems	476.5	382.1
Measurement & Analytical Solutions	508.8	248.5
Process Technologies	165.2	106.4
Total	$2,718.0	$2,131.6

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
Cash provided by/(used in):	2022	2021
Continuing operations:
Cash provided by operating activities	$473.8	$525.9
Cash (used in) provided by investing activities	$(67.8)	$12.7
Cash used in financing activities	$(508.8)	$(544.8)
Cash flows provided by discontinued operations	$2,996.1	$31.3

Operating activities - Net cash provided by operating activities from continuing operations decreased by 10% to $473.8 in the three months ended March 31, 2022 as compared to $525.9 in the three months ended March 31, 2021, due primarily to less cash provided by working capital associated with higher incentive compensation payments in the first quarter of 2022 associated with 2021 performance and approximately $36 of accelerated cash receipts in the first quarter of 2021 generated from our UK-based laboratory software business. These decreases were partially offset by higher net income from continuing operations net of non-cash expenses.

Investing activities - Cash used in investing activities from continuing operations during the three months ended March 31, 2022 is due to a business acquisition and capital expenditures. Cash provided by investing activities from continuing operations during the three months ended March 31, 2021 was due primarily to the proceeds from the sale of a minority investment, partially offset by capital expenditures.

Financing activities - Cash used in financing activities from continuing operations for the three months ended March 31, 2022 was primarily due to repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock based compensation. Cash used in financing activities from continuing operations during the three months ended March 31, 2021 was primarily due to net repayments on our unsecured credit facility and dividend payments.

Discontinued operations - Cash provided by discontinued operations for the three months ended March 31, 2022 was primarily due to proceeds from the sale of TransCore and Zetec slightly offset by less cash provided by discontinued operations which was impacted by the timing of our divestiture activity. Cash provided by discontinued operations during the three months ended

March 31, 2021 was primarily due to net income net of non-cash expenses and cash provided by working capital primarily associated with the timing of payments related to accounts receivable.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the three months ended March 31, 2022 by $7.3 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European and United Kingdom subsidiaries partially offset by weakening of the U.S. dollar against our Canadian subsidiaries. Cash and cash equivalents decreased during the three months ended March 31, 2021 by $2.4 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European subsidiaries.

Total debt at March 31, 2022 consisted of the following:

$500 3.125% senior notes due 2022	$500.0
$300 0.450% senior notes due 2022	300.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	—
Deferred finance costs	(45.9)
Other	0.2
Total debt, net of deferred finance costs	7,454.3
Less current portion	799.5
Long-term debt, net of deferred finance costs	$6,654.8

The interest rate on borrowings under our $3,000.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At March 31, 2022, we had no outstanding borrowings under our unsecured credit facility and $20.3 of outstanding letters of credit.

Cash at our foreign subsidiaries at March 31, 2022 increased to $394 as compared to $311 at December 31, 2021 due primarily to the cash generated at our foreign subsidiaries during the three months ended March 31, 2022, partially offset by the repatriation of $29 during the three months ended March 31, 2022. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2022.

Net working capital (total current assets, excluding cash and current assets held for sale, less total current liabilities, excluding debt and current liabilities held for sale) decreased to negative $1,454.2 at March 31, 2022 as compared to negative $882.5 at December 31, 2021 primarily driven by an increase in income taxes payable associated with the divestitures of TransCore and Zetec and a reduction in accounts receivable, partially offset by a decrease in accrued compensation. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $7,454.3 at March 31, 2022 as compared to $7,921.8 at December 31, 2021, due primarily to the net repayments under our unsecured credit facility. Our leverage on a continuing operations basis is shown in the following table:

	March 31, 2022	December 31, 2021
Total debt	$7,454.3	$7,921.8
Cash	(3,237.5)	(351.5)
Net debt	4,216.8	7,570.3
Stockholders’ equity	13,551.9	11,563.8
Total net capital	$17,768.7	$19,134.1

Net debt / total net capital	23.7%	39.6%

Capital expenditures were $7.1 for the three months ended March 31, 2022 as compared to $7.1 for the three months ended March 31, 2021. Capitalized software expenditures were $7.5 for the three months ended March 31, 2022 as compared to $7.2 for the three months ended March 31, 2021. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

Off-Balance Sheet Arrangements

At March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties could adversely affect our business prospects. The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. An armed conflict (such as the war in Ukraine), significant terrorist attack, other global conflict, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2022.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of our 2021 Annual Report on Form 10-K. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. Except for such additional information, there were no material changes during the three months ended March 31, 2022 to the risk factors reported in the 2021 Annual Report on Form 10-K.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. We have historically had limited operations in Russia and a limited number of suppliers in Ukraine. Nevertheless, the Russia-Ukraine military conflict could have a negative impact on the global supply chain logistics or economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in section entitled “Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	May 4, 2022
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	May 4, 2022
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Chief Accounting Officer	May 4, 2022
Jason Conley	(Principal Accounting Officer)