Form 10-Q
period 2022-06-30
ROPER TECHNOLOGIES INC
filed 2022-08-03
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 106,009,642.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenues	$1,310.8	$1,189.8	$2,590.6	$2,345.1
Cost of sales	399.3	350.6	781.9	689.6
Gross profit	911.5	839.2	1,808.7	1,655.5

Selling, general and administrative expenses	548.6	523.0	1,089.9	1,021.7
Income from operations	362.9	316.2	718.8	633.8

Interest expense, net	44.7	59.5	97.3	120.0
Other (expense) income, net	(1.3)	(0.2)	(3.4)	27.1

Earnings before income taxes	316.9	256.5	618.1	540.9

Income taxes	91.9	52.1	156.7	113.5

Net earnings from continuing operations	225.0	204.4	461.4	427.4

Earnings from discontinued operations, net of tax	54.5	81.9	121.3	147.9
Gain / (loss) on disposition of discontinued operations, net of tax	(10.7)	—	1,706.6	—
Net earnings from discontinued operations	43.8	81.9	1,827.9	147.9

Net earnings	$268.8	$286.3	$2,289.3	$575.3

Net earnings per share from continuing operations:
Basic	$2.13	$1.94	$4.36	$4.06
Diluted	$2.11	$1.92	$4.32	$4.03

Net earnings per share from discontinued operations:
Basic	$0.41	$0.78	$17.28	$1.41
Diluted	$0.41	$0.77	$17.12	$1.39

Net earnings per share:
Basic	$2.54	$2.72	$21.64	$5.47
Diluted	$2.52	$2.69	$21.44	$5.42

Weighted average common shares outstanding:
Basic	105.9	105.3	105.8	105.1
Diluted	106.8	106.4	106.8	106.2

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net earnings	$268.8	$286.3	$2,289.3	$575.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81.8)	17.3	(104.7)	31.9
Total other comprehensive income (loss), net of tax	(81.8)	17.3	(104.7)	31.9

Comprehensive income	$187.0	$303.6	$2,184.6	$607.2

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2022	December 31, 2021
ASSETS:

Cash and cash equivalents	$2,879.1	$351.5
Accounts receivable, net	628.5	687.6
Inventories, net	92.5	69.2
Income taxes receivable	21.2	16.8
Unbilled receivables	105.4	81.9
Other current assets	154.0	136.1
Current assets held for sale	1,111.3	1,078.0
Total current assets	4,992.0	2,421.1

Property, plant and equipment, net	77.3	82.7
Goodwill	13,566.6	13,476.3
Other intangible assets, net	6,300.7	6,509.1
Deferred taxes	46.3	50.0
Other assets	367.4	369.8
Assets held for sale	—	804.9
Total assets	$25,350.3	$23,713.9

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$128.8	$98.3
Accrued compensation	201.4	261.9
Deferred revenue	1,105.2	1,106.3
Other accrued liabilities	388.0	398.7
Income taxes payable	310.4	117.3
Current portion of long-term debt, net	799.9	799.2
Current liabilities held for sale	232.4	340.1
Total current liabilities	3,166.1	3,121.8

Long-term debt, net of current portion	6,657.1	7,122.6
Deferred taxes	1,408.1	1,466.2
Other liabilities	392.5	390.1
Liabilities held for sale	—	49.4
Total liabilities	11,623.8	12,150.1

Commitments and contingencies (Note 11)

Common stock	1.1	1.1
Additional paid-in capital	2,417.1	2,307.8
Retained earnings	11,613.5	9,455.6
Accumulated other comprehensive loss	(287.8)	(183.1)
Treasury stock	(17.4)	(17.6)
Total stockholders' equity	13,726.5	11,563.8

Total liabilities and stockholders' equity	$25,350.3	$23,713.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings from continuing operations	$461.4	$427.4
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	18.7	23.5
Amortization of intangible assets	291.3	285.8
Amortization of deferred financing costs	6.3	6.8
Non-cash stock compensation	61.2	61.5
Gain on sale of assets, net of tax	—	(21.6)
Income tax provision, excluding tax associated with gain on sale of assets	156.7	108.1
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	55.2	41.7
Unbilled receivables	(24.7)	(14.1)
Inventories	(23.7)	1.2
Accounts payable	30.9	24.3
Other accrued liabilities	(64.7)	(16.4)
Deferred revenue	38.6	39.9
Cash tax paid for gain on disposal of businesses	(377.9)	—
Cash income taxes paid	(279.4)	(137.3)
Other, net	(18.9)	(25.3)
Cash provided by operating activities from continuing operations	331.0	805.5
Cash provided by operating activities from discontinued operations	80.1	179.6
Cash provided by operating activities	411.1	985.1

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(258.9)	(15.5)
Capital expenditures	(13.7)	(12.8)
Capitalized software expenditures	(15.0)	(15.3)
Proceeds from sale of assets	—	27.1
Other, net	—	(1.6)
Cash used in investing activities from continuing operations	(287.6)	(18.1)
Proceeds from disposition of discontinued operations	2,995.9	—
Cash used in investing activities from discontinued operations	(3.3)	(4.1)
Cash provided by (used in) investing activities	2,705.0	(22.2)

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving line of credit, net	(470.0)	(870.0)
Cash dividends to stockholders	(130.7)	(117.8)
Proceeds from stock-based compensation, net	40.9	45.2
Treasury stock sales	8.5	8.2
Other	(0.2)	(0.1)
Cash flows used in financing activities from continuing operations	(551.5)	(934.5)
Cash flows used in financing activities from discontinued operations	(11.4)	(0.1)
Cash flows used in financing activities	(562.9)	(934.6)
(Continued)

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Six months ended June 30,
	2022	2021
Effect of foreign currency exchange rate changes on cash	(25.6)	1.2

Net increase in cash and cash equivalents	2,527.6	29.5

Cash and cash equivalents, beginning of period	351.5	308.3

Cash and cash equivalents, end of period	$2,879.1	$337.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2022	$1.1	$2,363.9	$11,410.4	$(206.0)	$(17.5)	$13,551.9

Net earnings	—	—	268.8	—	—	268.8
Stock option exercises	—	24.2	—	—	—	24.2
Treasury stock sold	—	2.9	—	—	0.1	3.0
Currency translation adjustments	—	—	—	(81.8)	—	(81.8)
Stock-based compensation	—	30.4	—	—	—	30.4
Restricted stock activity	—	(4.3)	—	—	—	(4.3)
Dividends declared ($0.62 per share)	—	—	(65.7)	—	—	(65.7)
Balances at June 30, 2022	$1.1	$2,417.1	$11,613.5	$(287.8)	$(17.4)	$13,726.5

Balances at December 31, 2021	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8

Net earnings	—	—	2,289.3	—	—	2,289.3
Stock option exercises	—	62.9	—	—	—	62.9
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	8.3	—	—	0.2	8.5
Currency translation adjustments	—	—	—	(104.7)	—	(104.7)
Stock-based compensation	—	71.2	—	—	—	71.2
Restricted stock activity	—	(22.0)	—	—	—	(22.0)
Dividends declared ($1.24 per share)	—	—	(131.4)	—	—	(131.4)
Balances at June 30, 2022	$1.1	$2,417.1	$11,613.5	$(287.8)	$(17.4)	$13,726.5

Balances at March 31, 2021	$1.1	$2,138.9	$8,776.0	$(132.4)	$(17.9)	$10,765.7

Net earnings	—	—	286.3	—	—	286.3
Stock option exercises	—	41.9	—	—	—	41.9
Treasury stock sold	—	3.4	—	—	0.1	3.5
Currency translation adjustments	—	—	—	17.3	—	17.3
Stock-based compensation	—	34.8	—	—	—	34.8
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.5625 per share)	—	—	(59.2)	—	—	(59.2)
Balances at June 30, 2021	$1.1	$2,217.9	$9,003.1	$(115.1)	$(17.8)	$11,089.2

Balances at December 31, 2020	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8

Net earnings	—	—	575.3	—	—	575.3
Stock option exercises	—	61.1	—	—	—	61.1
Treasury stock sold	—	8.0	—	—	0.2	8.2
Currency translation adjustments	—	—	—	31.9	—	31.9
Stock-based compensation	—	67.2	—	—	—	67.2
Restricted stock activity	—	(15.9)	—	—	—	(15.9)
Dividends declared ($1.1250 per share)	—	—	(118.4)	—	—	(118.4)
Balances at June 30, 2021	$1.1	$2,217.9	$9,003.1	$(115.1)	$(17.8)	$11,089.2
See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2021 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2022 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Discontinued Operations

During the second quarter of 2022, the Company entered into a definitive agreement to sell a majority equity stake in our industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to affiliates of Clayton, Dubilier & Rice, LLC. The businesses included in this transaction are Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively the “Industrial Businesses”).

During 2021, the Company entered into definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses (“2021 Divestitures”). As of March 31, 2022, Roper had completed the 2021 Divestitures.

The financial results for these businesses are presented as discontinued operations for all periods presented. Unless otherwise noted, discussion within these notes to the Condensed Consolidated Financial Statements relate to continuing operations. Refer to Note 5 for additional information on discontinued operations.

Update to Segment Reporting Structure

During the second quarter of 2022, we updated our reportable segment structure following the announcement of the transaction to sell a majority stake in our Industrial Businesses. The Company’s new reporting segment structure is classified based on business model and delivery of performance obligations. The three updated reportable segments (and businesses within each) are as follows:

–Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

The day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above.

2.    Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s results of operations, financial position or cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic shares outstanding	105.9	105.3	105.8	105.1
Effect of potential common stock:
Common stock awards	0.9	1.1	1.0	1.1
Diluted shares outstanding	106.8	106.4	106.8	106.2

For both the three and six months ended June 30, 2022, there were 0.819 outstanding stock options that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.525 and 0.531 outstanding stock options that would have been antidilutive in the respective 2021 periods.

4.    Business Acquisitions and Disposition

On January 3, 2022, Roper acquired the outstanding membership interests of Horizon Lab Systems, LLC, a provider of laboratory information management systems in the toxicology, environmental, public health and agricultural markets for an aggregate purchase price of $49.8.

On April 6, 2022, Roper acquired the issued and outstanding shares of Common Cents Systems, Inc. (“ApolloLIMS”) for a purchase price of $25.5, net of cash acquired and debt assumed. ApolloLIMS is a provider of laboratory information management systems in the toxicology and public health markets.

Both of these acquisitions have been integrated into our CliniSys business and their results are reported in the Application Software reportable segment.

On June 27, 2022, Roper acquired the issued and outstanding shares of MGA Systems Holdings, Inc., (“MGA”) for a purchase price of $180.1, net of cash acquired and debt assumed. MGA is a leading provider of purpose-built insurance software for managing general agents. This acquisition will be integrated into our Vertafore business and its results are reported in the Application Software reportable segment.

The Company recorded $162.0 in goodwill, $4.8 assigned to trade names that are not subject to amortization and $111.9 of other identifiable intangibles in connection with these acquisitions. The amortizable intangible assets include customer relationships of $103.7 (16.4 year weighted average useful life) and technology of $8.2 (5 year weighted average useful life).

The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date has not been presented because the effects of the acquisitions were not material to our financial results.

Disposition

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1. The pretax gain on the sale was $27.1, which is reported in “Other (expense) income, net” in the Condensed Consolidated Statements of Earnings.

5.    Discontinued Operations

The Company concluded that both the 2021 Divestitures and the sale of the Industrial Businesses each represented a strategic shift that will have a major effect on the Company’s operations and financial results. These transactions will greatly reduce the cyclicality and asset intensity of the Company. In addition, the Company will have an improved recurring revenue and higher margin profile. Accordingly, the financial results related to the 2021 Divestitures and the Industrial Businesses are presented in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Current and non-current assets and liabilities of the 2021 Divestitures and Industrial Businesses are presented in the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations classified as held for sale for both periods presented, as applicable.

2021 Divestitures - During 2021, the Company signed definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses as described below.

•On March 17, 2022, Roper closed on the divestiture of our TransCore business to an affiliate of Singapore Technologies Engineering Ltd., for approximately $2,680.0 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain/(loss) on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. TransCore was previously included in the historical Network Software & Systems reportable segment.

•On January 5, 2022, Roper closed on the divestiture of our Zetec business to Eddyfi NDT Inc. for approximately $350.0 in cash. The sale resulted in a pretax gain of $255.3 and income tax expense of $60.9, which are reported within “Gain/(loss) on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. Zetec was previously included in the historical Process Technologies reportable segment.

•On November 1, 2021, Roper closed the divestiture of our CIVCO Radiotherapy business to an affiliate of Blue Wolf Capital Partners LLC. CIVCO Radiotherapy business was previously included in the historical Measurement & Analytical Solutions reportable segment.

The following tables summarize the major classes of assets and liabilities related to the discontinued operations of the TransCore, Zetec and CIVCO Radiotherapy businesses, as reported in the Condensed Consolidated Balance Sheets at December 31, 2021:

December 31, 2021
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

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the TransCore, Zetec and CIVCO Radiotherapy businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$—	$161.0	$100.4	$313.5
Cost of sales	—	94.2	71.2	188.9
Gross profit	—	66.8	29.2	124.6

Selling, general and administrative expenses (1)	—	30.3	19.9	62.2
Income from operations	—	36.5	9.3	62.4

Other income (expense), net	—	1.3	0.1	1.2

Earnings before income taxes (2)	—	37.8	9.4	63.6

Income taxes	—	4.5	(6.2)	11.2

Earnings from discontinued operations, net of tax	—	33.3	15.6	52.4

Gain / (loss) on disposition of discontinued operations, net of tax	(10.7)	—	1,706.6	—

Net earnings from discontinued operations	$(10.7)	$33.3	$1,722.2	$52.4
(1) Includes stock-based compensation expense of $0.5 for the three months ended June 30, 2021, and $0.9 and $1.8 for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation for discontinued operations was previously reported as a component of unallocated corporate general and administrative expenses. In connection with the sale of TransCore and Zetec, we recognized expense of $4.5 associated with accelerated vesting of share-based awards for the six months ended June 30, 2022. The charges associated with accelerated vesting were recorded as a component of “Gain/(loss) on disposition of discontinued operations, net of tax” within the Condensed Consolidated Statements of Earnings.
(2) During the three and six months ended June 30, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period. During the three and six months ended June 30, 2021 depreciation and amortization was $1.6 and $3.5, respectively.

Industrial Businesses - On May 29, 2022, Roper entered into a definitive agreement to sell a 51% majority stake in the Industrial Businesses to affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”). Roper will receive total upfront, pre-tax cash proceeds of approximately $2,600 while retaining a 49% minority equity interest in a new standalone entity, RIPIC Equity LLC (“RIPIC TopCo”). Roper will receive a distribution of $1,775 from RIPIC TopCo, which will be funded by third-party indebtedness of $1,950 on RIPIC TopCo, and $829 of purchase price proceeds related to the 51% majority stake obtained by CD&R in RIPIC TopCo. In addition, Roper shall be entitled to an earnout payment from CD&R of up to $51 million if RIPIC TopCo exceeds a threshold level of earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2022. Roper will also be required to make quarterly payments, directly or indirectly to CD&R, either (i) in cash, with total payments initially equaling approximately $29 million per year on a pre-tax basis, or (ii) in kind through the transfer of Roper’s equity interests in RIPIC TopCo to CD&R, initially representing approximately a 1.7% ownership interest of RIPIC TopCo on an annual basis.

The following tables summarize the major classes of assets and liabilities related to the discontinued operations of the Industrial Businesses, as reported in the Condensed Consolidated Balance Sheets:

	June 30, 2022 (1)	December 31, 2021
Accounts receivable, net	$161.1	$151.8
Inventories, net	133.1	106.9
Deferred taxes	48.5	—
Goodwill	597.0	—
Other intangible assets, net	72.8	—
Other current assets	98.8	30.7
Current assets held for sale	$1,111.3	$289.4

Goodwill	—	618.2
Other intangible assets, net	—	79.4
Deferred taxes	—	51.1
Other assets	—	56.2
Assets held for sale	$—	$804.9

Accounts payable	$64.4	$52.5
Accrued compensation	34.7	47.9
Deferred revenue	24.5	23.9
Deferred taxes	20.1	—
Income taxes payable	13.4	14.7
Operating lease liabilities	23.0	—
Other current liabilities	52.3	42.0
Current liabilities held for sale	$232.4	$181.0

Deferred taxes	$—	$13.3
Operating lease liabilities	—	24.1
Other liabilities	—	12.0
Liabilities held for sale	$—	$49.4
(1) All assets and liabilities held for sale were classified as current as it is probable the sale of the Industrial Businesses will be completed within one year.

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the Industrial Businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$255.1	$236.8	$501.9	$457.6
Cost of sales	121.4	108.7	235.3	209.8
Gross profit	133.7	128.1	266.6	247.8

Selling, general and administrative expenses (1)	66.8	62.8	134.5	125.5
Income from operations	66.9	65.3	132.1	122.3

Other income (expense), net	0.9	(0.2)	1.1	(0.5)

Earnings before income taxes (2)	67.8	65.1	133.2	121.8

Income taxes	13.3	16.5	27.5	26.3

Earnings from discontinued operations, net of tax	$54.5	$48.6	$105.7	$95.5
(1) Certain costs previously reported as a component of unallocated corporate general and administrative expenses have been reclassified to discontinued operations. These costs primarily include stock-based compensation expense of $2.6 and $3.4 for the three months ended June 30, 2022 and 2021, respectively, and $5.5 and $6.0 for the six months ended June 30, 2022 and 2021, respectively.
(2) Includes depreciation and amortization expense of $2.5 and $4.8 for the three months ended June 30, 2022 and 2021, respectively, and $6.4 and $9.8 for the six months ended June 30, 2022 and 2021, respectively.

6.    Stock Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation	$28.2	$32.5	$61.2	$61.5
Tax effect recognized in net earnings from continuing operations	5.9	6.8	12.9	12.9

Stock Options - In the six months ended June 30, 2022, 0.373 options were granted with a weighted average fair value of $115.92 per option. During the same period in 2021, 0.504 options were granted with a weighted average fair value of $94.81 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plans.

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

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Six months ended June 30,
	2022	2021
Risk-free interest rate (%)	2.07	0.94
Expected option life (years)	5.63	5.61
Expected volatility (%)	24.52	25.16
Expected dividend yield (%)	0.55	0.56

Cash received from option exercises for the six months ended June 30, 2022 and 2021 was $62.9 and $61.1, respectively.

Restricted Stock Grants - During the six months ended June 30, 2022, the Company granted 0.236 shares with a weighted average grant date fair value of $451.30 per restricted share. During the same period in 2021, the Company granted 0.216 shares with a weighted average grant date fair value of $406.38 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2022, 0.147 restricted shares vested with a weighted average grant date fair value of $343.66 per restricted share and a weighted average vest date fair value of $456.79 per restricted share.

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

During the six months ended June 30, 2022 and 2021, participants in the ESPP purchased 0.021 and 0.022 shares of Roper’s common stock for total consideration of $8.5 and $8.2, respectively. All shares were purchased from Roper’s treasury shares.

7.    Inventories

The components of inventory were as follows:

	June 30, 2022	December 31, 2021
Raw materials and supplies	$45.1	$36.4
Work in process	24.9	19.1
Finished products	28.9	18.4
Inventory reserves	(6.4)	(4.7)
Inventories, net	$92.5	$69.2

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2021	$8,889.3	$3,655.3	$931.7	$13,476.3
Additions	162.0	—	—	162.0
Other	0.1	(0.7)	—	(0.6)
Currency translation adjustments	(25.4)	(45.5)	(0.2)	(71.1)
Balances at June 30, 2022	$9,026.0	$3,609.1	$931.5	$13,566.6

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,379.6	$(1,989.8)	$5,389.8
Unpatented technology	886.4	(414.6)	471.8
Software	149.5	(122.4)	27.1
Patents and other protective rights	8.5	(1.0)	7.5
Trade names	12.1	(5.6)	6.5
Assets not subject to amortization:
Trade names	606.4	—	606.4
Balances at December 31, 2021	$9,042.5	$(2,533.4)	$6,509.1

Assets subject to amortization:
Customer related intangibles	$7,442.0	$(2,202.2)	$5,239.8
Unpatented technology	874.2	(452.9)	421.3
Software	149.1	(128.0)	21.1
Patents and other protective rights	8.5	(1.1)	7.4
Trade names	15.8	(7.6)	8.2
Assets not subject to amortization:
Trade names	602.9	—	602.9
Balances at June 30, 2022	$9,092.5	$(2,791.8)	$6,300.7

Amortization expense of other intangible assets was $285.9 and $283.1 during the six months ended June 30, 2022 and 2021, respectively.

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

9.    Debt

On June 23, 2022, the Company elected to exercise its optional redemption rights to redeem all of its outstanding 3.125% Notes due 2022 (the “Notes”) in the original aggregate principal amount of $500.0, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee under the indenture governing the Notes (the “Indenture”), issued redemption notices to registered holders of the Notes. The date fixed for the redemption of the Notes is August 15, 2022 (the “Redemption Date”). The Notes will be redeemed at 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date in accordance with the terms and conditions set forth in the Indenture. The foregoing does not constitute a notice of redemption with respect to any of the Notes.

Subsequent to the end of the quarter, on July 21, 2022, the Company entered into a new five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents, which replaces its existing $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The new facility comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the facility will be available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

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

Loans under the Credit Agreement can be borrowed as term SOFR loans or ABR Loans, at the Company’s option. Each term SOFR loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate plus a spread ranging from 0.795% to 1.300%, as determined by the Company’s senior unsecured long-term debt rating at such time. Based on the Company’s current rating, the spread for SOFR loans would be 0.910%. Each ABR Loan will bear interest at a rate per annum equal to the Alternate Base Rate plus a spread ranging from 0.000% to 0.300%, as determined by the Company’s senior unsecured long-term debt rating at such time. Based on the Company’s current rating, the spread for ABR Loans would be 0.000%.

Outstanding letters of credit issued under the Credit Agreement will be charged a quarterly fee depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current rating, the quarterly fee would be payable at a rate of 0.910% per annum, plus a fronting fee of 0.125% per annum on the undrawn and unexpired amount of all letters of credit.

Additionally, the Company will pay a quarterly facility fee on the used and unused portions of the revolving credit facility depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current rating, the quarterly fee would accrue at a rate of 0.090% per annum.

Amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of customary events of default. The Credit Agreement requires the Company to maintain a Total Debt to Total Capital Ratio of 0.65 to 1.00 or less. Borrowings under the Credit Agreement are prepayable at Roper’s option at any time in whole or in part without premium or penalty.

10.    Fair Value of Financial Instruments

Roper’s debt at June 30, 2022 included $7,500 of fixed-rate senior notes with the following fair values:

$500 3.125% senior notes due 2022	500
$300 0.450% senior notes due 2022	299
$700 3.650% senior notes due 2023	701
$500 2.350% senior notes due 2024	485
$300 3.850% senior notes due 2025	298
$700 1.000% senior notes due 2025	634
$700 3.800% senior notes due 2026	686
$700 1.400% senior notes due 2027	601
$800 4.200% senior notes due 2028	785
$700 2.950% senior notes due 2029	619
$600 2.000% senior notes due 2030	486
$1,000 1.750% senior notes due 2031	782

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

11.    Contingencies

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

Roper’s subsidiary, Vertafore, Inc., was named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020) and Masciotra, et al. v. Vertafore,

Inc., (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case. In March 2022, the U.S. Fifth Circuit Court of Appeals affirmed the lower court’s dismissal of the Allen case. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In June 2022, Vertafore filed a motion to dismiss the Mulvey case on similar grounds as the dismissal of the Allen case. The Allen case and the Mulvey case each purport to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases seek recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. In addition, Roper was advised that the Texas Attorney General is investigating the data event.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), is defending a patent infringement action pending in the United States District Court for the Western District of Washington (Berall v. Verathon, Inc., Case No. 2:2021mc00043). Plaintiff claims that video laryngoscopes and certain accessories sold by Verathon from approximately 2006 through 2016 infringe U.S. Patent 5,827,178 (the “‘178 Patent”). The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and pre- and post-judgment interest. The allegations in the complaint are not covered by insurance. Verathon contends that the products at issue do not infringe the ‘178 Patent and that the ‘178 Patent is invalid. Verathon is vigorously defending the matter.

Roper or our subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. To date, no significant resources have been required by Roper to respond to asbestos claims. In the first quarter of 2022, Roper completed a transaction in which it transferred the remainder of our exposure for asbestos claims to a third party. In connection with this transaction, Roper incurred a one-time charge of $4.1, which is recorded as a component of “Other (expense) income, net” within the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2022.

12.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change %	2022	2021	Change %
Net revenues:
Application Software	$627.5	$587.9	6.7%	$1,255.7	$1,161.0	8.2%
Network Software	342.9	297.8	15.1%	681.4	585.3	16.4%
Technology Enabled Products	340.4	304.1	11.9%	653.5	598.8	9.1%
Total	$1,310.8	$1,189.8	10.2%	$2,590.6	$2,345.1	10.5%
Gross profit:
Application Software	$430.9	$407.3	5.8%	$866.3	$804.5	7.7%
Network Software	289.1	250.1	15.6%	574.0	489.6	17.2%
Technology Enabled Products	191.5	181.8	5.3%	368.4	361.4	1.9%
Total	$911.5	$839.2	8.6%	$1,808.7	$1,655.5	9.3%
Operating profit*:
Application Software	$165.3	$153.5	7.7%	$337.6	$307.0	10.0%
Network Software	137.1	111.2	23.3%	273.9	216.8	26.3%
Technology Enabled Products	111.4	102.3	8.9%	211.1	207.9	1.5%
Total	$413.8	$367.0	12.8%	$822.6	$731.7	12.4%
Long-lived assets:
Application Software	$136.6	$127.9	6.8%
Network Software	27.1	25.3	7.1%
Technology Enabled Products	27.1	27.7	(2.2)%
Total	$190.8	$180.9	5.5%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $50.9 and $50.8 for the three months ended June 30, 2022 and 2021, respectively, and $103.8 and $97.9 for the six months ended June 30, 2022 and 2021, respectively.

13.    Revenues from Contracts

Disaggregated Revenue - We disaggregate our revenues by reportable segment into four categories: (i) recurring revenue comprised of SaaS licenses and software maintenance; (ii) reoccurring revenue comprised of transactional and volume-based fees related to software licenses; (iii) non-recurring revenue comprised of term and perpetual software licenses, professional services associated with software products and hardware sold with our software licenses; and (iv) product revenue. See details in the table below.

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$457.9	$244.5	$2.8	$705.2	$422.3	$204.0	$1.8	$628.1
Reoccurring	28.6	62.0	—	90.6	27.4	59.2	—	86.6
Non-recurring	141.0	36.4	0.3	177.7	138.2	34.6	0.2	173.0
Total Software Revenues	627.5	342.9	3.1	973.5	587.9	297.8	2.0	887.7

Product Revenue	—	—	337.3	337.3	—	—	302.1	302.1
	$627.5	$342.9	$340.4	$1,310.8	$587.9	$297.8	$304.1	$1,189.8

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$919.4	$481.7	$5.4	$1,406.5	$841.1	$399.4	$3.4	$1,243.9
Reoccurring	60.3	122.5	—	182.8	53.6	118.2	—	171.8
Non-recurring	276.0	77.2	0.6	353.8	266.3	67.7	0.4	334.4
Total Software Revenues	1,255.7	681.4	6.0	1,943.1	1,161.0	585.3	3.8	1,750.1

Product Revenue	—	—	647.5	647.5	—	—	595.0	595.0
	$1,255.7	$681.4	$653.5	$2,590.6	$1,161.0	$585.3	$598.8	$2,345.1

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,763.1. We expect to recognize revenue of $2,467.7, or approximately 66% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	June 30, 2022	December 31, 2021	Change
Unbilled receivables	$105.4	$81.9	$23.5
Deferred revenue - current	(1,105.2)	(1,106.3)	1.1
Deferred revenue - non-current (1)	(96.8)	(69.9)	(26.9)
Net contract assets/(liabilities)	$(1,096.6)	$(1,094.3)	$(2.3)
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2021 to June 30, 2022 was due primarily to the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by the increase in unbilled receivables due to the timing of invoicing primarily related to software milestone billings associated with multi-year term license renewals and software implementations.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in unbilled receivables where billing occurs after revenue recognition. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2021 and 2020 was $287.4 and $259.7 for the three months ended June 30, 2022 and 2021, respectively, and $776.7 and $704.4 for the six months ended June 30, 2022 and 2021, respectively.

In order to determine revenues recognized in the period, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At June 30, 2022 and December 31, 2021, we had $60.2 and $56.7 of total deferred commissions, respectively.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth and our expectations regarding growth through acquisitions and the ability to complete announced divestitures. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

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
•changes in the supply of, or price for, labor, energy, raw materials, parts and components, including as a result of impacts from the current inflationary environment, ongoing supply chain constraints or additional or ongoing outbreaks of COVID-19;
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

Overview

Roper is a diversified technology company. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings and cash flow by emphasizing continuous improvement in the operating performance of our businesses. In addition, we utilize a disciplined, analytical and process-driven approach to redeploy our excess free cash flow toward high-quality acquisitions.

Discontinued Operations

During the second quarter of 2022, the Company entered into a definitive agreement to sell a majority equity stake in our industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to affiliates of Clayton, Dubilier & Rice, LLC. The businesses included in this transaction are Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively the “Industrial Businesses”).

During 2021, the Company signed definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses (“2021 Divestitures”). As of March 31, 2022, Roper had completed the 2021 Divestitures.

The financial results of these businesses are presented as discontinued operations and certain prior period amounts have been reclassified to conform to current period presentation. Information regarding discontinued operations is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Update to Segment Reporting Structure

During the second quarter of 2022, we updated our reportable segment structure following the announcement of the transaction to sell a majority stake in our Industrial Businesses. The Company’s new reporting segment structure is classified based on business model and delivery of performance obligations. The three updated reportable segments (and businesses within each) are as follows:

–Application Software - Aderant, CBORD, CliniSys, Data Innovations, Deltek, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

The day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above.

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenues:
Application Software	$627.5	$587.9	$1,255.7	$1,161.0
Network Software	342.9	297.8	681.4	585.3
Technology Enabled Products	340.4	304.1	653.5	598.8
Total	$1,310.8	$1,189.8	$2,590.6	$2,345.1
Gross margin:
Application Software	68.7%	69.3%	69.0%	69.3%
Network Software	84.3	84.0	84.2	83.6
Technology Enabled Products	56.3	59.8	56.4	60.4
Total	69.5	70.5	69.8	70.6
Selling, general and administrative expenses:
Application Software	42.3%	43.2%	42.1%	42.9%
Network Software	44.3	46.6	44.0	46.6
Technology Enabled Products	23.5	26.1	24.1	25.6
Total	38.0	39.7	38.1	39.4
Segment operating margin:
Application Software	26.3%	26.1%	26.9%	26.4%
Network Software	40.0	37.3	40.2	37.0
Technology Enabled Products	32.7	33.6	32.3	34.7
Total	31.6	30.8	31.8	31.2
Corporate administrative expenses	(3.9)	(4.3)	(4.0)	(4.2)
Income from operations	27.7	26.6	27.7	27.0
Interest expense, net	(3.4)	(5.0)	(3.8)	(5.1)
Other income (expense), net	(0.1)	—	(0.1)	1.2
Earnings before income taxes	24.2	21.6	23.9	23.1
Income taxes	(7.0)	(4.4)	(6.0)	(4.8)
Net earnings from continuing operations	17.2%	17.2%	17.8%	18.2%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Net revenues for the three months ended June 30, 2022 increased by 10.2% as compared to the three months ended June 30, 2021. The components of revenue growth for the three months ended June 30, 2022 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	6.7%	15.1%	11.9%	10.2%
Less Impact of:
Acquisitions/Divestitures	1.0	1.1	—	0.9
Foreign Exchange	(1.3)	(1.3)	(1.0)	(1.2)
Organic Revenue Growth	7.0%	15.3%	12.9%	10.5%

In our Application Software segment, revenues were $627.5 in the second quarter of 2022 as compared to $587.9 in the second quarter of 2021. The growth of 7.0% in organic revenues was broad-based across the segment led by our businesses serving the government contracting, property and casualty insurance and acute healthcare markets. Gross margin decreased to 68.7% in the second quarter of 2022 as compared to 69.3% in the second quarter of 2021 due primarily to increased headcount to support expected revenue growth. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 42.3% in the second quarter of 2022 as compared to 43.2% in the second quarter of 2021 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 26.3% in the second quarter of 2022 as compared to 26.1% in the second quarter of 2021.

In our Network Software segment, revenues were $342.9 in the second quarter of 2022 as compared to $297.8 in the second quarter of 2021. The growth of 15.3% in organic revenues was broad-based across the segment led by our network software businesses serving the freight match, life insurance and media and entertainment markets. Gross margin increased to 84.3% in the second quarter of 2022 as compared to 84.0% in the second quarter of 2021 due primarily to favorable revenue mix. SG&A expenses as a percentage of revenues decreased to 44.3% in the second quarter of 2022 as compared to 46.6% in the second quarter of 2021 due primarily to operating leverage on higher organic revenues combined with revenue mix. As a result, operating margin was 40.0% in the second quarter of 2022 as compared to 37.3% in the second quarter of 2021.

In our Technology Enabled Products segment, revenues were $340.4 in the second quarter of 2022 as compared to $304.1 in the second quarter of 2021. The growth of 12.9% in organic revenues was primarily due to our water meter technology business and medical products businesses. Gross margin decreased to 56.3% in the second quarter of 2022 as compared to 59.8% in the second quarter of 2021 due primarily to higher material, component and freight costs as our businesses navigate the widespread global supply chain challenges. SG&A expenses as a percentage of revenues decreased to 23.5% in the second quarter of 2022 as compared to 26.1% in the second quarter of 2021 due to revenue mix and operating leverage on higher organic revenues. The resulting operating margin was 32.7% in the second quarter of 2022 as compared to 33.6% in the second quarter of 2021.

Corporate expenses were relatively flat at $50.9, or 3.9% of revenues, in the second quarter of 2022 as compared to $50.8, or 4.3% of revenues, in the second quarter of 2021. During the second quarter of 2022 there were offsetting impacts of higher professional service expense offset by lower compensation expense.

Net interest expense decreased to $44.7 for the second quarter of 2022 as compared to $59.5 for the second quarter of 2021 due to lower weighted average debt balances and higher interest income earned on our cash equivalents.

Other expense, net, of $1.3 and $0.2 for both the second quarter of 2022 and 2021 were composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings increased to 29.0% in the second quarter of 2022 as compared to 20.3% in the second quarter of 2021. The rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring plan related to the pending sale of the Industrial Businesses.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 22% to $2,467.7 at June 30, 2022 as compared to $2,027.0 at June 30, 2021. Organic growth in backlog was 21% and acquisitions contributed 1%.

	Backlog as of
	June 30,
	2022	2021
Application Software	$1,505.1	$1,392.6
Network Software	449.5	401.3
Technology Enabled Products	513.1	233.1
Total	$2,467.7	$2,027.0

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Net revenues for the six months ended June 30, 2022 increased by 10.5% as compared to the six months ended June 30, 2021. The components of revenue growth for the six months ended June 30, 2022 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	8.2%	16.4%	9.1%	10.5%
Less Impact of:
Acquisitions/Divestitures	1.1	1.4	—	1.0
Foreign Exchange	(1.0)	(0.8)	(0.7)	(0.9)
Organic Revenue Growth	8.1%	15.8%	9.8%	10.4%

In our Application Software segment, revenues were $1,255.7 in the six months ended June 30, 2022 as compared to $1,161.0 in the six months ended June 30, 2021. The growth of 8.1% in organic revenues was broad-based across the segment led by our businesses serving property and casualty insurance, government contracting, and acute healthcare markets. Gross margin decreased to 69.0% in the six months ended June 30, 2022 as compared to 69.3% in the six months ended June 30, 2021 due primarily to increased headcount to support expected revenue growth partially offset by favorable revenue mix. SG&A expenses decreased as a percentage of revenue to 42.1% in the six months ended June 30, 2022 as compared to 42.9% in the six months ended June 30, 2021 due to operating leverage on higher organic revenues. The resulting operating margin was 26.9% in the six months ended June 30, 2022 as compared to 26.4% in the six months ended June 30, 2021.

In our Network Software segment, revenues were $681.4 in the six months ended June 30, 2022 as compared to $585.3 in the six months ended June 30, 2021. The growth of 15.8% in organic revenues was broad-based across the segment led by our network software businesses serving the freight match, life insurance and media and entertainment markets. Gross margin increased to 84.2% in the six months ended June 30, 2022 as compared to 83.6% in the six months ended June 30, 2021 due primarily to favorable revenue mix. SG&A expenses decreased as a percentage of revenues at 44.0% in the six months ended June 30, 2022 as compared to 46.6% in the six months ended June 30, 2021 due primarily to operating leverage on higher organic revenues combined with revenue mix. As a result, operating margin was 40.2% in the six months ended June 30, 2022 as compared to 37.0% in the six months ended June 30, 2021.

In our Technology Enabled Products segment, revenues were $653.5 in the six months ended June 30, 2022 as compared to $598.8 in the six months ended June 30, 2021. The growth of 9.8% in organic revenues was primarily due to our water meter technology business. Gross margin decreased to 56.4% in the six months ended June 30, 2022 as compared to 60.4% in the six months ended June 30, 2021 due primarily to higher material, component and freight costs as our businesses navigate the widespread global supply chain challenges. SG&A expenses as a percentage of revenues decreased to 24.1% in the six months ended June 30, 2022 as compared to 25.6% in the six months ended June 30, 2021 due to revenue mix and operating leverage on higher organic revenues. The resulting operating margin was 32.3% in the six months ended June 30, 2022 as compared to 34.7% in the six months ended June 30, 2021.

Corporate expenses increased to $103.8, or 4.0% of revenues, in the six months ended June 30, 2022 as compared to $97.9, or 4.2% of revenues, in the six months ended June 30, 2021. The dollar increase was due primarily to higher professional service and acquisition related expenses partially offset by lower compensation expense.

Net interest expense decreased to $97.3 for the six months ended June 30, 2022 as compared to $120.0 for the six months ended June 30, 2021 due to lower weighted average debt balances and higher interest income earned on our cash equivalents.

Other expense, net, of $3.4 for the six months ended June 30, 2022 was composed primarily of a one-time charge associated with a transaction to transfer the remainder of our exposure related to asbestos claims to a third party and foreign exchange losses at our non-U.S. based subsidiaries. Other income, net, of $27.1 for the six months ended June 30, 2021 was composed primarily of a gain on sale of minority investment.

Income taxes as a percent of pretax earnings were 25.4% for the six months ended June 30, 2022 as compared to 21.0% for the six months ended June 30, 2021. The rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring plan related to the pending sale of the Industrial Businesses.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30,
Cash provided by/(used in):	2022	2021
Continuing operations:
Cash provided by operating activities	$331.0	$805.5
Cash used in investing activities	(287.6)	(18.1)
Cash used in financing activities	(551.5)	(934.5)
Cash flows provided by discontinued operations	3,061.3	175.4

Operating activities - Net cash provided by operating activities from continuing operations decreased by 59% to $331.0 in the six months ended June 30, 2022 as compared to $805.5 in the six months ended June 30, 2021, due primarily to (i) the timing of cash taxes paid in connection with the 2021 Divestitures, (ii) higher cash taxes associated with changes to Internal Revenue Code Section 174 and (iii) less cash provided by working capital primarily associated with higher incentive compensation payments in the first quarter of 2022 associated with 2021 performance. These cash outflows were partially offset by higher net income from continuing operations net of non-cash expenses.

Investing activities - Cash used in investing activities from continuing operations during the six months ended June 30, 2022 is due to business acquisitions and capital expenditures. Cash used in investing activities from continuing operations during the six months ended June 30, 2021 was due primarily to capital expenditures and business acquisitions, partially offset by proceeds from the sale of a minority investment.

Financing activities - Cash used in financing activities from continuing operations for the both the six months ended June 30, 2022 and 2021 was primarily due to repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock based compensation.

Discontinued operations - Cash provided by discontinued operations for the six months ended June 30, 2022 was primarily due to proceeds from the sale of TransCore and Zetec slightly offset by less cash provided by discontinued operations which was impacted by the timing of our divestiture activity. Cash provided by discontinued operations during the six months ended June 30, 2021 was primarily due to net income net of non-cash expenses partially offset by cash used in working capital primarily associated with the build-up of inventory in response to the wide-spread global supply chain challenges.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the six months ended June 30, 2022 by $25.6 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European and United Kingdom subsidiaries. Cash and cash equivalents increased during the six months ended June 30, 2021 by $1.2 due primarily to the weakening of the U.S. dollar against the functional currency of our Canadian subsidiaries.

Total debt at June 30, 2022 consisted of the following:

$500 3.125% senior notes due 2022	$500.0
$300 0.450% senior notes due 2022	300.0
$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	—
Deferred finance costs	(43.4)
Other	0.4
Total debt, net of deferred finance costs	7,457.0
Less current portion	799.9
Long-term debt, net of deferred finance costs	$6,657.1

Prior to our unsecured credit facility being replaced on July 21, 2022 as noted below, the interest rate on borrowings under the $3,000.0 unsecured credit facility was calculated based upon various recognized indices plus a margin as defined in the credit facility. At June 30, 2022, we had no outstanding borrowings under our unsecured credit facility and $20.5 of outstanding letters of credit.

Cash at our foreign subsidiaries at June 30, 2022 increased to $431 as compared to $311 at December 31, 2021 due primarily to the cash generated at our foreign subsidiaries during the six months ended June 30, 2022, partially offset by the repatriation of $29 during the six months ended June 30, 2022. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2022.

Net working capital (total current assets, excluding cash and current assets held for sale, less total current liabilities, excluding debt and current liabilities held for sale) decreased to negative $1,132.2 at June 30, 2022 as compared to negative $990.9 at December 31, 2021 primarily driven by an increase in income taxes payables associated with the 2021 Divestitures partially offset by a decrease in accrued compensation. Consistent negative net working capital demonstrates Roper’s continued evolution and focus on asset-light business models. Total debt was $7,457.0 at June 30, 2022 as compared to $7,921.8 at December 31, 2021, due primarily to the net repayments under our unsecured credit facility. Our leverage on a continuing operations basis is shown in the following table:

	June 30, 2022	December 31, 2021
Total debt	$7,457.0	$7,921.8
Cash	(2,879.1)	(351.5)
Net debt	4,577.9	7,570.3
Stockholders’ equity	13,726.5	11,563.8
Total net capital	$18,304.4	$19,134.1

Net debt / total net capital	25.0%	39.6%

Capital expenditures were $13.7 for the six months ended June 30, 2022 as compared to $12.8 for the six months ended June 30, 2021. Capitalized software expenditures were $15.0 for the six months ended June 30, 2022 as compared to $15.3 for the six months ended June 30, 2021. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

On June 23, 2022, Roper Technologies, Inc. (the “Company”) elected to exercise its optional redemption rights to redeem all of its outstanding 3.125% Notes due 2022 (the “Notes”) in the original aggregate principal amount of $500.0, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee under the indenture governing the Notes (the “Indenture”), issued redemption notices to registered holders of the Notes. The date fixed for the redemption of the Notes is August 15, 2022 (the “Redemption Date”). The Notes will be redeemed at 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date in accordance with the terms and conditions set forth in the Indenture. The foregoing does not constitute a notice of redemption with respect to any of the Notes.

On July 21, 2022, Roper Technologies, Inc. (the “Company” or “Roper”) entered into a new five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents, which replaces its existing $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The new facility comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the facility will be available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

Off-Balance Sheet Arrangements

At June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties, including the current inflationary environment, supply chain disruptions and labor shortage, could adversely affect our business prospects. The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. An armed conflict (such as the ongoing war in Ukraine), significant terrorist attack, other global conflict, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2022.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of our 2021 Annual Report on Form 10-K. Other than as supplemented in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, there have been no other material changes to our risk factors previously disclosed in the 2021 Annual Report on Form 10-K.

ITEM 6.                  EXHIBITS

2.1
Equity Purchase Agreement by and among RIPIC Holdco Inc., Roper International Holding, Inc., RIPIC Equity LLC CD&R Tree Delaware Holdings, L.P. AND, solely for purposes of section 6.25, Roper Technologies, Inc. dated as of May 29, 2022.*

10.1
Credit Agreement dated as of July 21, 2022, among Roper, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents, incorporated herein by reference to Exhibit 10.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed July 22, 2022.

10.2	First Amendment to Roper Technologies, Inc. Employee Stock Purchase Plan (As Amended and Restated effective July 1, 2020).†

31.1	Rule 13a-14(a)/15d-14(a), Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a), Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* The related exhibits and schedules are not being filed herewith. The Company agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	August 3, 2022
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	August 3, 2022
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Chief Accounting Officer	August 3, 2022
Jason Conley	(Principal Accounting Officer)