Form 10-Q
period 2022-09-30
ROPER TECHNOLOGIES INC
filed 2022-11-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 28, 2022 was 106,052,054.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenues	$1,350.3	$1,232.1	$3,940.9	$3,577.2
Cost of sales	408.5	360.4	1,190.4	1,050.0
Gross profit	941.8	871.7	2,750.5	2,527.2

Selling, general and administrative expenses	548.6	524.8	1,638.5	1,546.5
Income from operations	393.2	346.9	1,112.0	980.7

Interest expense, net	41.3	58.2	138.6	178.2
Other income (expense), net	3.6	(2.1)	0.2	25.0

Earnings before income taxes	355.5	286.6	973.6	827.5

Income taxes	78.6	75.8	235.3	189.3

Net earnings from continuing operations	276.9	210.8	738.3	638.2

Earnings from discontinued operations, net of tax	49.0	78.7	170.3	226.6
Gain on disposition of discontinued operations, net of tax	1.1	—	1,707.7	—
Net earnings from discontinued operations	50.1	78.7	1,878.0	226.6

Net earnings	$327.0	$289.5	$2,616.3	$864.8

Net earnings per share from continuing operations:
Basic	$2.61	$2.00	$6.97	$6.07
Diluted	$2.59	$1.97	$6.91	$6.00

Net earnings per share from discontinued operations:
Basic	$0.47	$0.75	$17.74	$2.15
Diluted	$0.47	$0.74	$17.59	$2.13

Net earnings per share:
Basic	$3.08	$2.75	$24.71	$8.22
Diluted	$3.06	$2.71	$24.50	$8.13

Weighted average common shares outstanding:
Basic	106.0	105.4	105.9	105.2
Diluted	106.8	106.7	106.8	106.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net earnings	$327.0	$289.5	$2,616.3	$864.8

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(180.9)	(35.4)	(285.6)	(3.5)
Total other comprehensive loss, net of tax	(180.9)	(35.4)	(285.6)	(3.5)

Comprehensive income	$146.1	$254.1	$2,330.7	$861.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2022	December 31, 2021
ASSETS:

Cash and cash equivalents	$1,894.5	$351.5
Accounts receivable, net	630.3	687.6
Inventories, net	101.0	69.2
Income taxes receivable	33.5	16.8
Unbilled receivables	98.8	81.9
Other current assets	138.6	136.1
Current assets held for sale	1,094.7	1,078.0
Total current assets	3,991.4	2,421.1

Property, plant and equipment, net	83.2	82.7
Goodwill	13,672.8	13,476.3
Other intangible assets, net	6,243.5	6,509.1
Deferred taxes	47.2	50.0
Other assets	359.1	369.8
Assets held for sale	—	804.9
Total assets	$24,397.2	$23,713.9

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$121.2	$98.3
Accrued compensation	225.6	261.9
Deferred revenue	1,048.8	1,106.3
Other accrued liabilities	365.6	398.7
Income taxes payable	159.9	117.3
Current portion of long-term debt, net	698.9	799.2
Current liabilities held for sale	220.4	340.1
Total current liabilities	2,840.4	3,121.8

Long-term debt, net of current portion	5,960.6	7,122.6
Deferred taxes	1,365.0	1,466.2
Other liabilities	373.4	390.1
Liabilities held for sale	—	49.4
Total liabilities	10,539.4	12,150.1

Commitments and contingencies (Note 11)

Common stock	1.1	1.1
Additional paid-in capital	2,467.9	2,307.8
Retained earnings	11,874.8	9,455.6
Accumulated other comprehensive loss	(468.7)	(183.1)
Treasury stock	(17.3)	(17.6)
Total stockholders' equity	13,857.8	11,563.8

Total liabilities and stockholders' equity	$24,397.2	$23,713.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings from continuing operations	$738.3	$638.2
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	28.0	33.9
Amortization of intangible assets	438.4	429.0
Amortization of deferred financing costs	9.2	10.1
Non-cash stock compensation	90.8	93.5
Gain on sale of assets, net of tax	—	(21.6)
Income tax provision, excluding tax associated with gain on sale of assets	235.3	183.8
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	48.3	(0.3)
Unbilled receivables	(21.7)	(22.9)
Inventories	(33.6)	—
Accounts payable	24.7	14.6
Other accrued liabilities	(59.0)	10.8
Deferred revenue	(15.2)	26.5
Cash tax payments related to disposal of businesses	(534.6)	—
Cash income taxes paid	(397.5)	(223.8)
Other, net	(1.2)	(29.2)
Cash provided by operating activities from continuing operations	550.2	1,142.6
Cash provided by operating activities from discontinued operations	112.7	289.8
Cash provided by operating activities	662.9	1,432.4

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(580.9)	(19.4)
Capital expenditures	(30.0)	(19.9)
Capitalized software expenditures	(21.9)	(22.2)
Proceeds from sale of assets	—	27.1
Other, net	(1.8)	(1.5)
Cash used in investing activities from continuing operations	(634.6)	(35.9)
Proceeds from disposition of discontinued operations	2,997.1	—
Cash used in investing activities from discontinued operations	(4.9)	(6.5)
Cash provided by (used in) investing activities	2,357.6	(42.4)

Cash flows from (used in) financing activities:
Payments on senior notes	(800.0)	—
Borrowings (payments) under revolving line of credit, net	(470.0)	(1,240.0)
Debt issuance costs	(3.9)	—
Cash dividends to stockholders	(196.2)	(176.9)
Proceeds from stock-based compensation, net	57.0	63.9
Treasury stock sales	11.6	11.8
Other	(0.3)	—
Cash flows used in financing activities from continuing operations	(1,401.8)	(1,341.2)
Cash flows provided by (used in) financing activities from discontinued operations	(11.3)	0.3
Cash flows used in financing activities	(1,413.1)	(1,340.9)
(Continued)

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Nine months ended September 30,
	2022	2021
Effect of foreign currency exchange rate changes on cash	(64.4)	(4.9)

Net increase in cash and cash equivalents	1,543.0	44.2

Cash and cash equivalents, beginning of period	351.5	308.3

Cash and cash equivalents, end of period	$1,894.5	$352.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2022	$1.1	$2,417.1	$11,613.5	$(287.8)	$(17.4)	$13,726.5

Net earnings	—	—	327.0	—	—	327.0
Stock option exercises	—	17.9	—	—	—	17.9
Treasury stock sold	—	3.0	—	—	0.1	3.1
Currency translation adjustments	—	—	—	(180.9)	—	(180.9)
Stock-based compensation	—	31.7	—	—	—	31.7
Restricted stock activity	—	(1.8)	—	—	—	(1.8)
Dividends declared ($0.62 per share)	—	—	(65.7)	—	—	(65.7)
Balances at September 30, 2022	$1.1	$2,467.9	$11,874.8	$(468.7)	$(17.3)	$13,857.8

Balances at December 31, 2021	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8

Net earnings	—	—	2,616.3	—	—	2,616.3
Stock option exercises	—	80.8	—	—	—	80.8
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	11.3	—	—	0.3	11.6
Currency translation adjustments	—	—	—	(285.6)	—	(285.6)
Stock-based compensation	—	102.9	—	—	—	102.9
Restricted stock activity	—	(23.8)	—	—	—	(23.8)
Dividends declared ($1.86 per share)	—	—	(197.1)	—	—	(197.1)
Balances at September 30, 2022	$1.1	$2,467.9	$11,874.8	$(468.7)	$(17.3)	$13,857.8

Balances at June 30, 2021	$1.1	$2,217.9	$9,003.1	$(115.1)	$(17.8)	$11,089.2

Net earnings	—	—	289.5	—	—	289.5
Stock option exercises	—	20.7	—	—	—	20.7
Treasury stock sold	—	3.5	—	—	0.1	3.6
Currency translation adjustments	—	—	—	(35.4)	—	(35.4)
Stock-based compensation	—	36.1	—	—	—	36.1
Restricted stock activity	—	(2.0)	—	—	—	(2.0)
Dividends declared ($0.5625 per share)	—	—	(59.4)	—	—	(59.4)
Balances at September 30, 2021	$1.1	$2,276.2	$9,233.2	$(150.5)	$(17.7)	$11,342.3

Balances at December 31, 2020	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8

Net earnings	—	—	864.8	—	—	864.8
Stock option exercises	—	81.8	—	—	—	81.8
Treasury stock sold	—	11.5	—	—	0.3	11.8
Currency translation adjustments	—	—	—	(3.5)	—	(3.5)
Stock-based compensation	—	103.3	—	—	—	103.3
Restricted stock activity	—	(17.9)	—	—	—	(17.9)
Dividends declared ($1.6875 per share)	—	—	(177.8)	—	—	(177.8)
Balances at September 30, 2021	$1.1	$2,276.2	$9,233.2	$(150.5)	$(17.7)	$11,342.3
See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2021 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2022 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Discontinued Operations

During the second quarter of 2022, the Company entered into a definitive agreement to sell a majority equity stake in our industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to affiliates of Clayton, Dubilier & Rice, LLC. The transaction, which is expected to close in the fourth quarter of 2022, is subject to customary closing conditions, including regulatory approvals. The businesses included in this transaction are Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively the “Industrial Businesses”).

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic shares outstanding	106.0	105.4	105.9	105.2
Effect of potential common stock:
Common stock awards	0.8	1.3	0.9	1.2
Diluted shares outstanding	106.8	106.7	106.8	106.4

For the three and nine months ended September 30, 2022, there were 0.832 and 0.829 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.502 and 0.530 outstanding stock options that would have been antidilutive in the respective 2021 periods.

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

On June 27, 2022, Roper acquired the issued and outstanding shares of MGA Systems Holdings, Inc., (“MGA”) for a purchase price of $180.1, net of cash acquired and debt assumed. MGA is a leading provider of purpose-built insurance software for managing general agents. This acquisition has been integrated into our Vertafore business and its results are reported in the Application Software reportable segment.

On August 19, 2022, Roper acquired substantially all of the assets of viDesktop Inc., (“viGlobal”) for a purchase price of $286.5, net of cash acquired and debt assumed. viGlobal is a leading provider of end-to-end human resources management software used for recruiting and integration, productivity management, resource allocation, performance management, learning and development, and diversity and inclusion to primarily law firms. This acquisition will be operated by and integrated with our Aderant business and its results are reported in the Application Software reportable segment.

During the third quarter of 2022, Roper also completed two business acquisitions, TIP Technologies Inc. and Common Sense Solutions Inc., for an aggregate purchase price of $36.9 which will be operated by and integrated with our Deltek business and their results are reported in the Application Software reportable segment.

The Company recorded $361.5 in goodwill, $9.5 assigned to trade names that are not subject to amortization and $239.3 of other identifiable intangibles in connection with these acquisitions. The amortizable intangible assets include customer relationships of $223.4 (18.2 year weighted average useful life) and technology of $15.9 (4.9 year weighted average useful life).

The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date has not been presented because the effects of the acquisitions were not material to our financial results.

On October 4, 2022, Roper completed its previously announced acquisition of Frontline Technologies Parent, LLC, a Delaware limited liability company and the parent company of Frontline Technologies (“Frontline Education”), pursuant to an Equity Purchase and Merger Agreement dated as of August 30, 2022 for a purchase price of $3,738, net of cash acquired and debt assumed. Frontline Education is a leading provider of school administration software, connecting solutions for human capital management, student and special programs, and business operations with powerful analytics to empower educators. Frontline Education will be reported in the Application Software reportable segment beginning in the fourth quarter of 2022. Roper funded the transaction using its cash on hand and revolving credit facility.

Disposition

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1. The pretax gain on the sale was $27.1, which is reported in “Other income (expense), net” in the Condensed Consolidated Statements of Earnings.

5.    Discontinued Operations

The Company concluded that both the 2021 Divestitures and the sale of the Industrial Businesses each represented a strategic shift that will have a major effect on the Company’s operations and financial results. These transactions will greatly reduce the cyclicality and asset intensity of the Company. In addition, the Company will have an improved recurring revenue and higher margin profile. Accordingly, the financial results related to the 2021 Divestitures and Industrial Businesses are presented in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Current and non-current assets and liabilities of the 2021 Divestitures and Industrial Businesses are presented in the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations classified as held for sale for both periods presented, as applicable.

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

The following table summarizes the major classes of assets and liabilities related to the discontinued operations of the TransCore, Zetec and CIVCO Radiotherapy businesses, as reported in the Condensed Consolidated Balance Sheets at December 31, 2021:

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

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the TransCore, Zetec and CIVCO Radiotherapy businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$—	$158.6	$100.4	$472.1
Cost of sales	—	91.3	71.2	280.2
Gross profit	—	67.3	29.2	191.9

Selling, general and administrative expenses (1)	—	25.6	19.9	87.8
Income from operations	—	41.7	9.3	104.1

Other income (expense), net	—	0.2	0.1	1.4

Earnings before income taxes (2)	—	41.9	9.4	105.5

Income taxes	—	12.2	(6.2)	23.4

Earnings from discontinued operations, net of tax	—	29.7	15.6	82.1

Gain on disposition of discontinued operations, net of tax	1.1	—	1,707.7	—

Net earnings from discontinued operations	$1.1	$29.7	$1,723.3	$82.1
(1) Includes stock-based compensation expense of $1.4 for the three months ended September 30, 2021, and $0.9 and $3.2 for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation for discontinued operations was previously reported as a component of unallocated corporate general and administrative expenses. In connection with the sale of TransCore and Zetec, we recognized expense of $4.5 associated with accelerated vesting of share-based awards for the nine months ended September 30, 2022. The charges associated with accelerated vesting were recorded as a component of “Gain on disposition of discontinued operations, net of tax” within the Condensed Consolidated Statements of Earnings.
(2) During the three and nine months ended September 30, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period. During the three and nine months ended September 30, 2021 depreciation and amortization was $1.7 and $5.2, respectively.

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

The transaction, which is expected to close in the fourth quarter of 2022, is subject to customary closing conditions, including regulatory approvals.

The following table summarizes the major classes of assets and liabilities related to the discontinued operations of the Industrial Businesses, as reported in the Condensed Consolidated Balance Sheets:

	September 30, 2022 (1)	December 31, 2021
Accounts receivable, net	$163.0	$151.8
Inventories, net	146.2	106.9
Deferred taxes	45.3	—
Goodwill	569.0	—
Other intangible assets, net	69.3	—
Other current assets	101.9	30.7
Current assets held for sale	$1,094.7	$289.4

Goodwill	—	618.2
Other intangible assets, net	—	79.4
Deferred taxes	—	51.1
Other assets	—	56.2
Assets held for sale	$—	$804.9

Accounts payable	$64.7	$52.5
Accrued compensation	39.0	47.9
Deferred revenue	19.7	23.9
Deferred taxes	12.7	—
Income taxes payable	10.1	14.7
Operating lease liabilities	34.4	—
Other current liabilities	39.8	42.0
Current liabilities held for sale	$220.4	$181.0

Deferred taxes	$—	$13.3
Noncurrent operating lease liabilities	—	24.1
Other liabilities	—	12.0
Liabilities held for sale	$—	$49.4
(1) All assets and liabilities held for sale were classified as current as it is probable the sale of the Industrial Businesses will be completed within one year.

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the Industrial Businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$269.0	$230.7	$770.9	$688.3
Cost of sales	126.3	106.3	361.6	316.1
Gross profit	142.7	124.4	409.3	372.2

Selling, general and administrative expenses (1)	78.9	67.8	213.4	193.3
Income from operations	63.8	56.6	195.9	178.9

Other income (expense), net	2.5	0.4	3.6	(0.1)

Earnings before income taxes (2)	66.3	57.0	199.5	178.8

Income taxes	17.3	8.0	44.8	34.3

Earnings from discontinued operations, net of tax	$49.0	$49.0	$154.7	$144.5
(1) Certain costs previously reported as a component of unallocated corporate general and administrative expenses have been reclassified to discontinued operations. These costs primarily include stock-based compensation expense of $2.6 and $3.4 for the three months ended September 30, 2022 and 2021, respectively, and $8.1 and $9.4 for the nine months ended September 30, 2022 and 2021, respectively.
(2) During the three months ended September 30, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period. There was depreciation and amortization expense of $4.4 for the three months ended September 30, 2021 and $6.4 and $14.2 for the nine months ended September 30, 2022 and 2021, respectively.

6.    Stock Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation	$29.6	$32.0	$90.8	$93.5
Tax effect recognized in net earnings from continuing operations	6.2	6.7	19.1	19.6

Stock Options - In the nine months ended September 30, 2022, 0.379 options were granted with a weighted average fair value of $115.91 per option. During the same period in 2021, 0.513 options were granted with a weighted average fair value of $95.04 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plans.

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

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Nine months ended September 30,
	2022	2021
Risk-free interest rate (%)	2.09	0.94
Expected option life (years)	5.63	5.61
Expected volatility (%)	24.54	25.15
Expected dividend yield (%)	0.55	0.56

Cash received from option exercises for the nine months ended September 30, 2022 and 2021 was $80.8 and $81.8, respectively.

Restricted Stock Grants - During the nine months ended September 30, 2022, the Company granted 0.239 shares with a weighted average grant date fair value of $450.49 per restricted share. During the same period in 2021, the Company granted 0.225 shares with a weighted average grant date fair value of $408.07 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2022, 0.163 restricted shares vested with a weighted average grant date fair value of $345.79 per restricted share and a weighted average vest date fair value of $449.67 per restricted share.

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

During the nine months ended September 30, 2022 and 2021, participants in the ESPP purchased 0.031 and 0.031 shares of Roper’s common stock for total consideration of $11.6 and $11.8, respectively. All shares were purchased from Roper’s treasury shares.

7.    Inventories

The components of inventory were as follows:

	September 30, 2022	December 31, 2021
Raw materials and supplies	$52.9	$36.4
Work in process	25.3	19.1
Finished products	29.6	18.4
Inventory reserves	(6.8)	(4.7)
Inventories, net	$101.0	$69.2

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2021	$8,889.3	$3,655.3	$931.7	$13,476.3
Additions	361.5	—	—	361.5
Other	(0.2)	(0.7)	—	(0.9)
Currency translation adjustments	(59.6)	(102.8)	(1.7)	(164.1)
Balances at September 30, 2022	$9,191.0	$3,551.8	$930.0	$13,672.8

Other relates primarily to purchase accounting adjustments for acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,379.6	$(1,989.8)	$5,389.8
Unpatented technology	886.4	(414.6)	471.8
Software	149.5	(122.4)	27.1
Patents and other protective rights	8.5	(1.0)	7.5
Trade names	12.1	(5.6)	6.5
Assets not subject to amortization:
Trade names	606.4	—	606.4
Balances at December 31, 2021	$9,042.5	$(2,533.4)	$6,509.1

Assets subject to amortization:
Customer related intangibles	$7,500.0	$(2,289.9)	$5,210.1
Unpatented technology	872.7	(475.3)	397.4
Software	148.5	(130.5)	18.0
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	15.8	(8.4)	7.4
Assets not subject to amortization:
Trade names	601.5	—	601.5
Balances at September 30, 2022	$9,148.8	$(2,905.3)	$6,243.5

Amortization expense of other intangible assets was $429.7 and $424.3 during the nine months ended September 30, 2022 and 2021, respectively.

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

9.    Debt

On June 23, 2022, the Company elected to exercise its optional redemption rights to redeem all of its outstanding 3.125% Notes due 2022 (the “Notes”) in the original aggregate principal amount of $500.0, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee under the indenture governing the Notes (the “Indenture”), issued redemption notices to registered holders of the Notes. The date fixed for the redemption of the Notes was August 15, 2022 (the “Redemption Date”). The Notes were redeemed at 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date in accordance with the terms and conditions set forth in the Indenture.

On August 15, 2022, $300.0 of 0.450% senior notes due 2022 were repaid at maturity using cash on hand.

On July 21, 2022, the Company entered into a new five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents, which replaced the existing $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The new facility comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the facility will be available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

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

10.    Fair Value of Financial Instruments

Roper’s debt at September 30, 2022 included $6,700 of fixed-rate senior notes with the following fair values:

$700 3.650% senior notes due 2023	691
$500 2.350% senior notes due 2024	476
$300 3.850% senior notes due 2025	287
$700 1.000% senior notes due 2025	621
$700 3.800% senior notes due 2026	662
$700 1.400% senior notes due 2027	579
$800 4.200% senior notes due 2028	748
$700 2.950% senior notes due 2029	590
$600 2.000% senior notes due 2030	461
$1,000 1.750% senior notes due 2031	740

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

Roper’s subsidiary, Vertafore, Inc., was named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020) and Masciotra, et al. v. Vertafore, Inc., (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case. In March 2022, the U.S. Fifth Circuit Court of Appeals affirmed the lower court’s dismissal of the Allen case, and in September 2022 the U.S. Supreme Court declined to hear plaintiffs’ appeal, effectively concluding the litigation. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In June 2022, Vertafore filed a motion to dismiss the Mulvey case on similar grounds as the dismissal of the Allen case. The Allen case purported and the Mulvey case purports to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. Like the Allen case, which is concluded, the Mulvey case seeks recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. In addition, Roper was advised that the Texas Attorney General is investigating the data event.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), is defending a patent infringement action pending in the United States District Court for the Western District of Washington (Berall v. Verathon, Inc., Case No. 2:2021mc00043). Plaintiff claims that video laryngoscopes and certain accessories sold by Verathon from approximately 2006 through 2016 infringe U.S. Patent 5,827,178 (the “‘178 Patent”). The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and pre- and post-judgment interest. The allegations in the complaint are not covered by insurance. Verathon contends that the products at issue do not infringe the ‘178 Patent and that the ‘178 Patent is invalid. Verathon is vigorously defending the matter. Trial is currently scheduled for 2023.

Roper or our subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. To date, no significant resources have been required by Roper to respond to asbestos claims. In the first quarter of 2022, Roper completed a transaction in which it transferred the remainder of our exposure for asbestos claims to a third party. In connection with this transaction, Roper incurred a one-time charge of $4.1, which is recorded as a component of “Other income (expense), net” within the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2022.

12.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change %	2022	2021	Change %
Net revenues:
Application Software	$644.0	$600.2	7.3%	$1,899.7	$1,761.2	7.9%
Network Software	346.6	316.0	9.7%	1,028.0	901.3	14.1%
Technology Enabled Products	359.7	315.9	13.9%	1,013.2	914.7	10.8%
Total	$1,350.3	$1,232.1	9.6%	$3,940.9	$3,577.2	10.2%
Gross profit:
Application Software	$440.2	$418.5	5.2%	$1,306.5	$1,223.0	6.8%
Network Software	293.9	267.5	9.9%	867.9	757.1	14.6%
Technology Enabled Products	207.7	185.7	11.8%	576.1	547.1	5.3%
Total	$941.8	$871.7	8.0%	$2,750.5	$2,527.2	8.8%
Operating profit*:
Application Software	$173.8	$164.2	5.8%	$511.4	$471.2	8.5%
Network Software	148.1	126.5	17.1%	422.0	343.3	22.9%
Technology Enabled Products	126.5	104.1	21.5%	337.6	312.0	8.2%
Total	$448.4	$394.8	13.6%	$1,271.0	$1,126.5	12.8%
Long-lived assets:
Application Software	$145.1	$129.8	11.8%
Network Software	27.6	25.0	10.4%
Technology Enabled Products	26.9	26.2	2.7%
Total	$199.6	$181.0	10.3%

*Segment operating profit is before unallocated corporate general and administrative expenses. These expenses were $55.2 and $47.9 for the three months ended September 30, 2022 and 2021, respectively, and $159.0 and $145.8 for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$471.1	$247.5	$3.2	$721.8	$431.3	$213.4	$2.1	$646.8
Reoccurring	30.0	62.0	—	92.0	28.9	68.4	—	97.3
Non-recurring	142.9	37.1	0.3	180.3	140.0	34.2	0.1	174.3
Total Software Revenues	644.0	346.6	3.5	994.1	600.2	316.0	2.2	918.4

Product Revenue	—	—	356.2	356.2	—	—	313.7	313.7
Total Revenue	$644.0	$346.6	$359.7	$1,350.3	$600.2	$316.0	$315.9	$1,232.1

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$1,390.5	$729.2	$8.6	$2,128.3	$1,272.4	$612.8	$5.5	$1,890.7
Reoccurring	90.3	184.5	—	274.8	82.5	186.6	—	269.1
Non-recurring	418.9	114.3	0.9	534.1	406.3	101.9	0.5	508.7
Total Software Revenues	1,899.7	1,028.0	9.5	2,937.2	1,761.2	901.3	6.0	2,668.5

Product Revenue	—	—	1,003.7	1,003.7	—	—	908.7	908.7
Total Revenue	$1,899.7	$1,028.0	$1,013.2	$3,940.9	$1,761.2	$901.3	$914.7	$3,577.2

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,621.1. We expect to recognize revenue of $2,420.9, or approximately 67% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	September 30, 2022	December 31, 2021	Change
Unbilled receivables	$98.8	$81.9	$16.9
Deferred revenue - current	(1,048.8)	(1,106.3)	57.5
Deferred revenue - non-current (1)	(89.0)	(69.9)	(19.1)
Net contract assets/(liabilities)	$(1,039.0)	$(1,094.3)	$55.3
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2021 to September 30, 2022 was due primarily to the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, and the increase in unbilled receivables due to the timing of invoicing primarily related to software milestone billings associated with multi-year term license renewals and software implementations.

Most of the Company’s project-based contracts where the input method of revenue recognition is utilized are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in unbilled receivables where billing occurs after revenue recognition. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2021 and 2020 was $181.5 and $153.9 for the three months ended September 30, 2022 and 2021, respectively, and $958.2 and $858.3 for the nine months ended September 30, 2022 and 2021, respectively.

In order to determine revenues recognized in the period, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, we had $59.8 and $56.7 of total deferred commissions, respectively.

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

Discontinued Operations

During the second quarter of 2022, the Company entered into a definitive agreement to sell a majority equity stake in our industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to affiliates of Clayton, Dubilier & Rice, LLC. The transaction, which is expected to close in the fourth quarter of 2022, is subject to customary closing conditions, including regulatory approvals. The businesses included in this transaction are Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively the “Industrial Businesses”).

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Impact of COVID-19 on our Business

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and its severity, the actions to contain the virus and its variants including the distribution, administration and efficacy of available vaccines, the impact of vaccine mandates on our workforce, and how quickly and to what extent normal economic and operating conditions can resume. As a result of the effects of the COVID-19 global pandemic our ability to obtain products or services from certain suppliers and to operate at certain locations has been and could again in the future be impacted. If COVID-19 and its variants continue to spread, particularly in countries with low vaccination rates, certain countries may experience more severe and lasting impacts from the pandemic. To the extent we have operations and/or customers in these countries, we may experience adverse impacts on our businesses located in such countries.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenues:
Application Software	$644.0	$600.2	$1,899.7	$1,761.2
Network Software	346.6	316.0	1,028.0	901.3
Technology Enabled Products	359.7	315.9	1,013.2	914.7
Total	$1,350.3	$1,232.1	$3,940.9	$3,577.2
Gross margin:
Application Software	68.4%	69.7%	68.8%	69.4%
Network Software	84.8	84.7	84.4	84.0
Technology Enabled Products	57.7	58.8	56.9	59.8
Total	69.7	70.7	69.8	70.6
Selling, general and administrative expenses:
Application Software	41.4%	42.4%	41.9%	42.7%
Network Software	42.1	44.6	43.4	45.9
Technology Enabled Products	22.6	25.9	23.5	25.7
Total	36.5	38.7	37.5	39.2
Segment operating margin:
Application Software	27.0%	27.4%	26.9%	26.8%
Network Software	42.7	40.0	41.1	38.1
Technology Enabled Products	35.2	33.0	33.3	34.1
Total	33.2	32.0	32.3	31.5
Corporate administrative expenses	(4.1)	(3.9)	(4.0)	(4.1)
Income from operations	29.1	28.2	28.2	27.4
Interest expense, net	(3.1)	(4.7)	(3.5)	(5.0)
Other income (expense), net	0.3	(0.2)	—	0.7
Earnings before income taxes	26.3	23.3	24.7	23.1
Income taxes	(5.8)	(6.2)	(6.0)	(5.3)
Net earnings from continuing operations	20.5%	17.1%	18.7%	17.8%

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Net revenues for the three months ended September 30, 2022 increased by 9.6% as compared to the three months ended September 30, 2021. The components of revenue growth for the three months ended September 30, 2022 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	7.3%	9.7%	13.9%	9.6%
Less Impact of:
Acquisitions/Divestitures	2.2	1.2	—	1.4
Foreign Exchange	(1.7)	(1.9)	(1.2)	(1.6)
Organic Revenue Growth	6.8%	10.4%	15.1%	9.8%

In our Application Software segment, revenues were $644.0 in the third quarter of 2022 as compared to $600.2 in the third quarter of 2021. The growth of 6.8% in organic revenues was broad-based across the segment led by our businesses serving the acute healthcare, property and casualty insurance, higher education and government contracting markets. Gross margin decreased to 68.4% in the third quarter of 2022 as compared to 69.7% in the third quarter of 2021 due primarily to increased headcount to support growth and a higher mix of SaaS and professional service revenue across a number of businesses. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues decreased to 41.4% in the third quarter of 2022 as compared to 42.4% in the third quarter of 2021 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 27.0% in the third quarter of 2022 as compared to 27.4% in the third quarter of 2021.

In our Network Software segment, revenues were $346.6 in the third quarter of 2022 as compared to $316.0 in the third quarter of 2021. The growth of 10.4% in organic revenues was led by our network software businesses serving the freight match, media and entertainment and life insurance markets. Gross margin of 84.8% in the third quarter of 2022 was consistent with 84.7% in the third quarter of 2021. SG&A expenses as a percentage of revenues decreased to 42.1% in the third quarter of 2022 as compared to 44.6% in the third quarter of 2021 due primarily to operating leverage on higher organic revenues. As a result, operating margin was 42.7% in the third quarter of 2022 as compared to 40.0% in the third quarter of 2021.

In our Technology Enabled Products segment, revenues were $359.7 in the third quarter of 2022 as compared to $315.9 in the third quarter of 2021. The growth of 15.1% in organic revenues was primarily due to our water meter technology business and medical products businesses. Gross margin decreased to 57.7% in the third quarter of 2022 as compared to 58.8% in the third quarter of 2021 as operating leverage and price were offset by higher material and freight costs. SG&A expenses as a percentage of revenues decreased to 22.6% in the third quarter of 2022 as compared to 25.9% in the third quarter of 2021 primarily due to operating leverage on higher organic revenues. The resulting operating margin was 35.2% in the third quarter of 2022 as compared to 33.0% in the third quarter of 2021.

Corporate expenses increased to $55.2, or 4.1% of revenues, in the third quarter of 2022 as compared to $47.9, or 3.9% of revenues, in the third quarter of 2021. The dollar increase was due primarily to higher professional service and acquisition related expenses partially offset by lower compensation expense.

Net interest expense decreased to $41.3 for the third quarter of 2022 as compared to $58.2 for the third quarter of 2021 due to lower weighted average debt balances and higher interest income earned on our cash and cash equivalents.

Other income, net, of $3.6 for the third quarter of 2022 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries. Other expense, net, for the third quarter of 2021 of $2.1 was composed primarily of asset disposals and foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings decreased to 22.1% in the third quarter of 2022 as compared to 26.4% in the third quarter of 2021. The rate was favorably impacted by the recognition of a net tax benefit related to a reduction in certain state income tax rates.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 23% to $2,420.9 at September 30, 2022 as compared to $1,974.2 at September 30, 2021. Organic growth in backlog was 21% and acquisitions contributed 2%.

	Backlog as of
	September 30,
	2022	2021
Application Software	$1,416.4	$1,305.8
Network Software	438.9	403.2
Technology Enabled Products	565.6	265.2
Total	$2,420.9	$1,974.2

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Net revenues for the nine months ended September 30, 2022 increased by 10.2% as compared to the nine months ended September 30, 2021. The components of revenue growth for the nine months ended September 30, 2022 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	7.9%	14.1%	10.8%	10.2%
Less Impact of:
Acquisitions/Divestitures	1.5	1.3	—	1.1
Foreign Exchange	(1.2)	(1.1)	(0.8)	(1.1)
Organic Revenue Growth	7.6%	13.9%	11.6%	10.2%

In our Application Software segment, revenues were $1,899.7 in the nine months ended September 30, 2022 as compared to $1,761.2 in the nine months ended September 30, 2021. The growth of 7.6% in organic revenues was broad-based across the segment led by our businesses serving property and casualty insurance, government contracting, and acute healthcare markets. Gross margin decreased to 68.8% in the nine months ended September 30, 2022 as compared to 69.4% in the nine months ended September 30, 2021 due primarily to increased headcount to support growth and a higher mix of SaaS and professional services revenue. SG&A expenses decreased as a percentage of revenue to 41.9% in the nine months ended September 30, 2022 as compared to 42.7% in the nine months ended September 30, 2021 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 26.9% in the nine months ended September 30, 2022 as compared to 26.8% in the nine months ended September 30, 2021.

In our Network Software segment, revenues were $1,028.0 in the nine months ended September 30, 2022 as compared to $901.3 in the nine months ended September 30, 2021. The growth of 13.9% in organic revenues was led by our network software businesses serving the freight match, life insurance and media and entertainment markets. Gross margin increased to 84.4% in the nine months ended September 30, 2022 as compared to 84.0% in the nine months ended September 30, 2021 due to favorable revenue mix. SG&A expenses decreased as a percentage of revenues at 43.4% in the nine months ended September 30, 2022 as compared to 45.9% in the nine months ended September 30, 2021 due to operating leverage on higher organic revenues combined with revenue mix. As a result, operating margin was 41.1% in the nine months ended September 30, 2022 as compared to 38.1% in the nine months ended September 30, 2021.

In our Technology Enabled Products segment, revenues were $1,013.2 in the nine months ended September 30, 2022 as compared to $914.7 in the nine months ended September 30, 2021. The growth of 11.6% in organic revenues was primarily due to our water meter technology business and medical products businesses. Gross margin decreased to 56.9% in the nine months ended September 30, 2022 as compared to 59.8% in the nine months ended September 30, 2021 due primarily to higher material, component and freight costs as our businesses navigate the widespread global supply chain challenges and unfavorable revenue mix. SG&A expenses as a percentage of revenues decreased to 23.5% in the nine months ended September 30, 2022 as compared to 25.7% in the nine months ended September 30, 2021 due to operating leverage on higher organic revenues and favorable revenue mix. The resulting operating margin was 33.3% in the nine months ended September 30, 2022 as compared to 34.1% in the nine months ended September 30, 2021.

Corporate expenses increased to $159.0, or 4.0% of revenues, in the nine months ended September 30, 2022 as compared to $145.8, or 4.1% of revenues, in the nine months ended September 30, 2021. The dollar increase was due primarily to higher professional service and acquisition related expenses partially offset by lower compensation expense.

Net interest expense decreased to $138.6 for the nine months ended September 30, 2022 as compared to $178.2 for the nine months ended September 30, 2021 due to lower weighted average debt balances and higher interest income earned on our cash and cash equivalents.

Other income, net, of $0.2 for the nine months ended September 30, 2022 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries partially offset by a one-time charge associated with a transaction to transfer the remainder of our exposure related to asbestos claims to a third party. Other income, net, of $25.0 for the nine months ended September 30, 2021 was composed primarily of a gain on sale of minority investment.

Income taxes as a percent of pretax earnings were 24.2% for the nine months ended September 30, 2022 as compared to 22.9% for the nine months ended September 30, 2021. The rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring plan related to the pending sale of the Industrial Businesses.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30,
Cash provided by/(used in):	2022	2021
Continuing operations:
Cash provided by operating activities	$550.2	$1,142.6
Cash used in investing activities	(634.6)	(35.9)
Cash used in financing activities	(1,401.8)	(1,341.2)
Cash provided by discontinued operations	3,093.6	283.6

Operating activities - Net cash provided by operating activities from continuing operations decreased by 52% to $550.2 in the nine months ended September 30, 2022 as compared to $1,142.6 in the nine months ended September 30, 2021, due primarily to (i) the timing of cash taxes paid in connection with the 2021 Divestitures, (ii) higher cash taxes associated with changes to Internal Revenue Code Section 174 and (iii) less cash provided by working capital primarily associated with higher incentive compensation payments in the first quarter of 2022 associated with 2021 performance. These cash outflows were partially offset by higher net income from continuing operations net of non-cash expenses.

Investing activities - Cash used in investing activities from continuing operations during the nine months ended September 30, 2022 is due to business acquisitions and capital expenditures. Cash used in investing activities from continuing operations during the nine months ended September 30, 2021 was due primarily to capital expenditures and business acquisitions, partially offset by proceeds from the sale of a minority investment.

Financing activities - Cash used in financing activities from continuing operations for the nine months ended September 30, 2022 was primarily due to repayments on maturities of certain senior notes, repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock based compensation. Cash used in financing activities for the nine months ended September 30, 2021 was primarily due to net repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock based compensation.

Discontinued operations - Cash provided by discontinued operations for the nine months ended September 30, 2022 was primarily due to proceeds from the sale of TransCore and Zetec slightly offset by less cash provided by discontinued operations which was impacted by the timing of our divestiture activity. Cash provided by discontinued operations during the nine months ended September 30, 2021 was primarily due to net income net of non-cash expenses.

Effect of foreign currency exchange rate changes on cash - Cash and cash equivalents decreased during the nine months ended September 30, 2022 by $64.4 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European and United Kingdom subsidiaries. Cash and cash equivalents decreased during the nine months ended September 30, 2021 by $4.9 due primarily to the strengthening of the U.S. dollar against the functional currencies of our European subsidiaries.

Total debt at September 30, 2022 consisted of the following:

$700 3.650% senior notes due 2023	700.0
$500 2.350% senior notes due 2024	500.0
$300 3.850% senior notes due 2025	300.0
$700 1.000% senior notes due 2025	700.0
$700 3.800% senior notes due 2026	700.0
$700 1.400% senior notes due 2027	700.0
$800 4.200% senior notes due 2028	800.0
$700 2.950% senior notes due 2029	700.0
$600 2.000% senior notes due 2030	600.0
$1,000 1.750% senior notes due 2031	1,000.0
Unsecured credit facility	—
Deferred finance costs	(40.9)
Other	0.4
Total debt, net of deferred finance costs	6,659.5
Less current portion	698.9
Long-term debt, net of deferred finance costs	$5,960.6

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility which replaced our previous credit facility on July 21, 2022. At September 30, 2022, we had no outstanding borrowings under our unsecured credit facility and $20.8 of outstanding letters of credit.

Cash at our foreign subsidiaries at September 30, 2022 increased to $321 as compared to $311 at December 31, 2021 due primarily to the cash generated at our foreign subsidiaries during the nine months ended September 30, 2022, partially offset by the repatriation of $169 during the nine months ended September 30, 2022. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2022.

Net working capital (total current assets, excluding cash and current assets held for sale, less total current liabilities, excluding debt and current liabilities held for sale) increased to negative $918.9 at September 30, 2022 as compared to negative $990.9 at December 31, 2021 primarily driven by a decrease in accrued compensation, deferred revenue due to software renewal timing and greater inventory build in response to the widespread global supply chain challenges partially offset by a decrease in accounts receivable. Total debt was $6,659.5 at September 30, 2022 as compared to $7,921.8 at December 31, 2021, due primarily to repayments on certain senior notes and net repayments under our unsecured credit facility. Our leverage on a continuing operations basis is shown in the following table:

	September 30, 2022	December 31, 2021
Total debt	$6,659.5	$7,921.8
Cash	(1,894.5)	(351.5)
Net debt	4,765.0	7,570.3
Stockholders’ equity	13,857.8	11,563.8
Total net capital	$18,622.8	$19,134.1

Net debt / total net capital	25.6%	39.6%

Capital expenditures were $30.0 for the nine months ended September 30, 2022 as compared to $19.9 for the nine months ended September 30, 2021. Capitalized software expenditures were $21.9 for the nine months ended September 30, 2022 as compared to $22.2 for the nine months ended September 30, 2021. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

On June 23, 2022, the Company elected to exercise its optional redemption rights to redeem all of its outstanding 3.125% Notes due 2022 (the “Notes”) in the original aggregate principal amount of $500.0, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee under the indenture governing the Notes (the “Indenture”), issued redemption notices to registered holders of the Notes. The date fixed for the redemption of the Notes was August 15, 2022 (the “Redemption Date”). The Notes were redeemed at 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date in accordance with the terms and conditions set forth in the Indenture.

On August 15, 2022, $300.0 of 0.450% senior notes due 2022 were repaid at maturity using cash on hand.

On July 21, 2022, the Company entered into a new five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents, which replaced the existing $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The new facility comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the facility will be available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

Off-Balance Sheet Arrangements

At September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2022.

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

ITEM 6.                  EXHIBITS

2.1
Equity Purchase and Merger Agreement by and among the Company, Roper T2 LLC, Project Franklin Merger Sub LLC, Frontline Technologies Parent LLC, Roper Operations Company II LLC, the Blocker Sellers and the Representative, dated as of August 30, 2022 (incorporated herein by reference to Exhibit 2.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 30, 2022).*

10.1
Credit Agreement dated as of July 21, 2022, among Roper, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents (incorporated herein by reference to Exhibit 10.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed July 22, 2022).

10.2
First Amendment to Roper Technologies, Inc. Employee Stock Purchase Plan (As Amended and Restated effective July 1, 2020) (incorporated herein by reference to Exhibit 10.2 to the Roper Technologies, Inc. Quarterly Report on Form 10-Q filed August 3, 2022).†

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	November 2, 2022
L. Neil Hunn	(Principal Executive Officer)

/S/ Robert C. Crisci	Executive Vice President and Chief Financial Officer	November 2, 2022
Robert C. Crisci	(Principal Financial Officer)

/S/ Jason Conley	Vice President and Chief Accounting Officer	November 2, 2022
Jason Conley	(Principal Accounting Officer)