Form 10-K
period 2022-12-31
ROPER TECHNOLOGIES INC
filed 2023-02-27
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------
FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
----------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  ☑ Large accelerated filer ☐ Accelerated filer   ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
Based on the closing sale price on the New York Stock Exchange on June 30, 2022, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $41.6 billion.
Number of shares of registrant’s Common Stock outstanding as of February 17, 2023: 106,243,275.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to Stockholders in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

ROPER TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Information About Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. Such risks and uncertainties include any ongoing impacts of the COVID-19 pandemic on our business, operations, financial results and liquidity, which will depend on numerous evolving factors which we cannot accurately predict or assess.

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
•rising interest rates;
•limitations on our business imposed by our indebtedness;
•product liability and insurance risks;
•future competition;
•reduction of business with large customers;
•risks associated with government contracts;
•changes in the supply of, or price for, labor, energy, raw materials, parts and components, including as a result of impacts from the current inflationary environment, supply chain constraints or additional or ongoing outbreaks of COVID-19;
•potential write-offs of our goodwill and other intangible assets;
•our ability to successfully develop new products;
•failure to protect our intellectual property;
•unfavorable changes in foreign exchange rates;
•difficulties associated with exports/imports and risks of changes to tariff rates;
•increased warranty exposure;
•environmental compliance costs and liabilities;
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

PART I

ITEM 1.     BUSINESS

All currency amounts are in millions unless specified

Our Business

Roper Technologies, Inc. (“Roper,” the “Company,” “we,” “our” or “us”) is a diversified technology company. Roper has a proven, long-term, successful track record of compounding cash flow and shareholder value. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings and cash flow by enabling continuous improvement in the operating performance of our existing businesses and by acquiring other businesses that offer high value-added software, services, technology-enabled products and solutions that we believe are capable of achieving growth and maintaining high margins. We compete in many defensible niche markets and believe we are the market leader or a competitive alternative to the market leader in most of these markets. In the last three years, we have deployed approximately $10,500 of capital toward acquisitions, including approximately $3,750 in 2022 for the acquisition of Frontline Education, a leading provider of Software-as-a-Service (“SaaS”) solutions for school administration and approximately $5,400 in 2020 for the acquisition of Vertafore, Inc., a leading provider of SaaS solutions for the property and casualty insurance industry. Additionally, we deployed approximately $1,400 towards bolt-on acquisitions to help build on the strategic position of several of our businesses.

On November 22, 2022, the Company completed the divestiture of a majority 51% equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC. The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained an initial 49% minority equity interest in the new standalone parent company, Indicor, LLC. This transaction is referred to herein as the “Indicor Transaction.”

During 2021, Roper entered into definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses (“2021 Divestitures”). As of March 31, 2022, Roper had completed the 2021 Divestitures.

The aggregate of the 2021 Divestitures and Indicor Transaction have greatly reduced the cyclicality and asset intensity of the Company. In addition, the Company has an increased mix of recurring revenue and a higher margin profile. The financial results for Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Part I relates to continuing operations. Information regarding discontinued operations is included in Note 3 of the Notes to Consolidated Financial Statements.

We were incorporated on December 17, 1981 under the laws of the State of Delaware.

Market Share, Market Expansion, and Product Development

Leadership with Technology and Products for Niche Markets - We maintain a leading position in many of our markets. We believe our market positions are attributable to the applications expertise used to create high value products and solutions for our customers, the underlying critical nature of our offerings, and the inherent customer intimacy of our chosen niche markets. Our businesses realize growth from new and existing customers in their niche markets through successfully executing go-to-market strategies, developing new products and applications, and delivering professional services.

Diversified End Markets and Geographic Reach - We have a global presence, with sales to customers outside the United States (“U.S.”). totaling $806.5 in 2022. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Our Reportable Segments

During the second quarter of 2022, we updated our reportable segment structure following the announcement of the Indicor Transaction. The Company’s new reporting segment structure is classified based on business model and delivery of performance obligations. The three updated reportable segments (and businesses within each; including changes due to acquisitions since the realignment) are as follows:

–Application Software - Aderant, CBORD/Horizon, CliniSys, Data Innovations, Deltek, Frontline Education, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

Following the Indicor Transaction and the realignment of our reportable segments, the day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above. Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application Software

Our Application Software segment had net revenues of $2,639.5 for the year ended December 31, 2022, representing 49.1% of our total net revenues. Below is a description of the products offered by business that comprise the Application Software segment.

Aderant - comprehensive management software solutions for law and other professional services firms, including business development, calendar/docket matter management, time and billing and case management.

CBORD/Horizon - campus solutions software including access and cashless systems and food and nutrition service management serving primarily higher education and healthcare markets along with software, services, and technologies for foodservice operations specializing in K-12.

CliniSys - diagnostic and laboratory information management software solutions.

Data Innovations - software solutions that enable enterprise management of hospitals and independent laboratories.

Deltek - enterprise software and information solutions for government contractors, professional services firms and other project-based businesses.

Frontline Education - K-12 school administration software, connecting solutions for human capital management, student and special programs, and business operations with powerful analytics to empower educators.

IntelliTrans - transportation management software and services to bulk and break-bulk commodity producers.

PowerPlan - financial and compliance management software and solutions to large complex companies in asset-intensive industries.

Strata - cloud-based financial analytics and performance management software that is used by healthcare providers for financial planning, decision support and continuous cost improvement.

Vertafore - cloud-based software to the property and casualty insurance industry, including agency management, compliance, workflow, and data solutions.

Network Software

Our Network Software segment had net revenues of $1,378.5 for the year ended December 31, 2022, representing 25.7% of our total net revenues. Below is a description of the products offered by business that comprise the Network Software segment.

ConstructConnect - cloud-based data, collaboration and estimating automation software solutions to a network of pre-construction contractors.

DAT - electronic marketplaces that connect available capacity of trucking units with the available loads of freight throughout North America.

Foundry - software technologies used to deliver visual effects and 3D content for the entertainment and digital design industries.

iPipeline - cloud-based software solutions for the life insurance and financial services industries.

iTradeNetwork - electronic marketplaces and supply chain software that connect food suppliers, distributors and vendors, primarily in the perishable food sector.

Loadlink - electronic marketplaces that connect available capacity of trucking units with the available loads of freight throughout Canada.

MHA - health care service and software solutions to alternate site health care markets.

SHP - data analytics and benchmarking information for the post-acute healthcare provider marketplace.

SoftWriters - software solutions to pharmacies that primarily serve the long term care marketplace.

Technology Enabled Products

Our Technology Enabled Products segment had net revenues of $1,353.8 for the year ended December 31, 2022, representing 25.2% of our total net revenues. Below is a description of the products offered by business that comprise the Technology Enabled Products segment.

CIVCO Medical Solutions - accessories focused on guidance and infection control for ultrasound procedures.

FMI - dispensers and metering pumps which are utilized in a broad range of applications requiring precision fluid control.

Inovonics - high-performance wireless sensor network and solutions for a variety of applications.

IPA - automated surgical scrub and linen dispensing equipment for healthcare providers.

Neptune - water meters, enabling water utilities to remotely monitor their customers utilizing Automatic Meter Reading (AMR), Advanced Metering Infrastructure (AMI) technologies and cloud-based software supporting meter data management.

Northern Digital - optical and electromagnetic precision measurement systems for medical and industrial applications.

rf IDeas - RFID card readers used in numerous identity access management applications across a variety of vertical markets.

Verathon - medical devices that enable airway management and bladder volume measurement solutions for healthcare providers.

Materials and Suppliers

We believe most materials and supplies we use are readily available from numerous sources and suppliers throughout the world. However, some components and sub-assemblies are currently available from only a limited number of suppliers for which we regularly investigate and identify alternative sources where possible. We also believe these conditions affect our competitors. Although supply shortages have not had a material adverse effect on our revenues, we may continue to be impacted by supply chain challenges including increased material costs, component shortages and transportation disruptions and delays.

Remaining Performance Obligations and Backlog

Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of December 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,214.0 and $3,539.1, respectively.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months. Backlog was $2,912.6 at December 31, 2022, and $2,325.1 at December 31, 2021.

Distribution and Sales

Distribution and sales occur primarily through direct sales offices, manufacturers’ representatives, resellers and distributors.

Governmental Regulations

We face extensive government regulation around the world relating to the development, manufacture, marketing, sale and distribution of our software, services, and products. The following sections describe certain significant regulations to which we are subject, but these are not the only regulations to which our businesses must comply. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”

Privacy and Data Security

We are subject to privacy and data security laws around the world that may impose operational burdens on our businesses. In 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) and United Kingdom and imposed restrictions on how companies use and process personal information. In particular, legal challenges to the way regulators implemented GDPR have created additional operational burdens for companies transferring personal data back and forth between the EU, U.S., and India. In the U.S., several states have adopted legislation that imposes similar (but not identical) restrictions to GDPR on companies conducting business or serving customers in those states. For example, in 2020 the California Consumer Privacy Act (“CCPA”) became effective and required companies to make disclosures to consumers about their data collection, use, and sharing practices; allowed consumers to opt out of certain data sharing with third parties; and provided a private right of action for data breaches. Changes to the CCPA effective in 2023 have added to the processing restrictions and notifications requirements – particularly when companies engage in online advertising. Virginia, Colorado, Connecticut, and Utah have passed similar legislation that will also become effective in 2023. Canada (Quebec) and China have also significantly updated their privacy laws. The compliance and other burdens on our businesses imposed by these privacy laws and regulations may be substantial as we work to comply with differing legal and implementation requirements across multiple jurisdictions.

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

Customers

During 2022, no customer accounted for 10% or more of any segment or total Company net revenues.

Competition

Generally, our products and solutions face significant competition, although in certain niche markets there are a limited number of competitors. We believe that we are a leader in most of our markets, and no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the size of the niche market we serve. We compete primarily on product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access and customer service capabilities.

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

As of December 31, 2022, we employed approximately 15,800 people worldwide on a consolidated basis, of which approximately 10,500 were employed in the U.S. and approximately 5,300 were outside of the U.S. Management believes that the Company's employee relations are favorable. During the COVID-19 pandemic, most of our businesses implemented broad work-from-home initiatives. Many businesses have retained work-from-home flexibility for their employees and have implemented hybrid work-from-home and in-office arrangements.

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

ITEM 1A.     RISK FACTORS

Risks Related to Our Business Operations

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

Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, including but not limited to cyber risks, there are no assurances that we will properly ascertain all such risks. Acquisitions may involve significant cash expenditures, debt incurrences, equity issuances and expenses. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

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

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in euros, Canadian dollars, or British pounds. Sales by our operating companies whose functional currency is not the U.S. dollar represented 11% and 12% of our total net revenues for the years ended December 31, 2022 and 2021, respectively. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could significantly reduce our reported revenues and earnings.

We rely on information and technology, including third-party cloud computing platforms, for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process and store electronic information and to communicate among our locations around the world and with clients and suppliers. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. Our compliance, cyber and data privacy programs, cybersecurity technology and risk management cannot eliminate all system risk. Cyberattacks, configuration or human error and/or other external hazards could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption.

We increasingly rely on third-party data centers and cloud platforms, such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure to host enterprise and customer systems. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If any cloud platform that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, material harm to our reputation and operating results.

Global cybersecurity threats are rapidly evolving and becoming increasingly more sophisticated and attacks to networks, systems and endpoints can range from uncoordinated individual attempts to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its businesses, its customers and/or its third-party service providers, including, but not limited to, cloud providers and providers of network management services. These may include such things as unauthorized access, phishing attacks, denial of service, introduction of malware or ransomware and other disruptive problems caused by threat actors. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company.

We seek to deploy measures to protect, detect, respond and recover from cyber threats, including identity and access controls, data protection, vulnerability management, incident response, secure product development, continuous monitoring of our networks, endpoints and systems, and maintenance of resilient backup and recovery capabilities. Our customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and services, and we may incur additional costs to comply with such demands. Despite these efforts, we can make no assurance that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cyberattacks or other security compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation with third parties, theft of intellectual property, fines, diminution in the value of our investment in research and development, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Product liability, insurance risks and increased insurance costs could harm our operating results.

Our business exposes us to product liability risks in the design, manufacture and distribution of our products. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to adequately protect us against losses. We also maintain other insurance policies, including directors’ and officers’ liability insurance and cyber insurance. We believe we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in our insurance costs or the imposition of a liability that is not covered by insurance or is in excess of insurance coverage, could have an adverse impact on our operating results.

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

We face intense competition from numerous competitors in our various businesses. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access and established customer service capabilities. We may not be able to compete effectively on all of these fronts or with all of our competitors. Moreover, competition may require us to adjust prices to stay competitive. In addition, new competitors may emerge, and product lines may be threatened by new technologies or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies and enhance our existing products in a timely manner.

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2022, we had $6,661.7 in total consolidated indebtedness. In addition, we had approximately $3,482 undrawn availability under our senior unsecured credit facility. Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2022, goodwill totaled $15,946.1 compared to $16,037.8 of stockholders’ equity, and represented 59% of our total assets of $26,980.8. The goodwill results from our acquisitions, representing the excess purchase price over the fair value of the net identifiable assets acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and indefinite lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if interest rates rise or if business valuations decline, we could incur a non-cash charge to operating income. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations, the effect of which could be material.

We depend on our ability to develop new products and software, and any failure to develop or market new products and software could adversely affect our business.

The future success of our business will depend, in part, on our ability to design and manufacture new competitive products, including software, and to enhance existing products and software offerings. This product development may require substantial internal investment. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies, products, or software or that we will otherwise be able to successfully develop and market new products and software. Failure of our products or software offerings to gain market acceptance or our failure to successfully develop and market new products and software could reduce our margins, which would have an adverse effect on our business, financial condition and results of operations.

Changes in the supply of, or price for, raw materials, parts and components used in our products or for third-party services used in the delivery of our SaaS solutions could affect our business.

The availability and prices of raw materials, parts and components are subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, supply chain delays and disruptions, changes in exchange rates and prevailing price levels. For example, we expect to continue to be impacted by supply chain challenges, including increased material costs, component shortages and transportation disruptions and delays, all of which could escalate in the future. In addition, some of our products are provided by sole source suppliers and our SaaS offerings are increasingly reliant on a limited number of third-party cloud computing platforms. Any change in the supply of, or price for, these parts and components, as well as any increases in commodity prices or the price and availability of third-party cloud computing platforms could affect our business, financial condition and results of operations.

Our operating results may be adversely impacted by the performance of Indicor, in which we own a minority interest.

In 2022, we divested a 51% majority equity stake of our industrial businesses to Clayton, Dubilier & Rice, LLC (“CD&R”) and retained an initial 49% minority equity interest in the new parent entity, Indicor. Although we have certain limited consent, board representation and other governance rights under existing contractual arrangements, we are a minority owner of Indicor and do not control its management, its policies or the operation of its business, and have no further funding requirements associated with our investment. As a result, our ability to realize the ultimate anticipated benefits of the transaction depend upon operation and management of Indicor by CD&R and the Indicor management team. In addition, Indicor is an industrial business that is subject to risks that are different than the risks associated with our existing businesses. Many of these risks are outside CD&R’s or Indicor’s control and could materially impact Indicor’s business, financial condition and results of operations. Moreover, CD&R may have economic or other business interests that are inconsistent with ours, and we may be unable to prevent strategic decisions that may adversely affect the value of our investment in Indicor. We have applied the fair value option to value our equity investment in Indicor. The assessment of fair value requires significant judgments to be made. Although we believe that our judgments and assumptions are reasonable, changes in estimates or the application of alternative assumptions could produce significantly different results, as a result we could incur non-cash charges within non-operating income and a corresponding reduction in fair value.

Divestitures or other dispositions could negatively impact our business.

Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. The consummation of any divestiture can be difficult, time-consuming and costly, and we may not be able to successfully complete identified divestitures. They may also cause diversion of management time and focus away from operating our business. In addition, divestitures or other dispositions may have other adverse financial and accounting impacts, and disputes may arise with buyers or with partners in businesses in which we own a minority interest that could be difficult or costly to resolve.

Risks Related to Government Regulations

Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.

There has been, and likely will continue to be, increased regulation with respect to the collection, use and handling of an individual’s personal and financial information. Regulatory authorities around the world have passed or are considering legislative and regulatory proposals concerning data protection, privacy and data security. In the United States, Virginia, Colorado, Connecticut, and Utah have passed new comprehensive privacy legislation, and joined California (which further enhanced its existing privacy laws) in directly regulating the collection, use and sharing of personal information. In addition, there has been an increased focus on industry-specific privacy laws, including in the financial, healthcare, and educational sectors. These statutes and regulations create civil penalties for violations, and in the case of California, creates a private right of action for data breaches, that increases the risk of data breach litigation. Absent a pre-emptive Federal privacy law, as more states pass privacy legislation, there is a strong possibility that we will be required to comply with a patchwork of inconsistent privacy regulations.

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

The interpretation and application of consumer and data protection laws and industry standards in the United States, Europe, China and elsewhere can be uncertain and currently is in flux. Cloud-based solutions may be subject to further regulation, including data localization requirements and other restrictions limiting the international transfer of data. The operational and cost impact of these cannot be fully known at this time. In addition to the possibility of fines, application of these existing laws in a manner inconsistent with our data and privacy practices require that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation imposing greater fees or taxes or restriction on the collection, use or transfer of information or data internationally or over the Internet, could result in a decline in the use of our products and services and adversely affect sales and our results of operations. Finally, as we increasingly become a provider of technology solutions, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as new industry-developed standards, and our inability to do so may adversely impact sales of our solutions and services to certain customers. This is particularly true for customers in highly-regulated industries, such as the healthcare industry and government contractors, and could result in regulatory actions, fines, legal proceedings and negatively impact our brand, reputation and our business.

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company makes statements about its environmental, social and governance goals and initiatives through information provided on its website, press statements and other communications, including through its ESG Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

Risks Related to Economic and Political Conditions

Economic, political and other risks associated with our international operations could adversely affect our business.

For the year ended December 31, 2022, 14% of our net revenues and 8% of our long-lived assets, excluding goodwill and intangibles, were attributable to operations outside the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside the U.S. including, without limitation, the following:

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

If terrorist activity, armed conflict, directed cyber-attacks, political instability, public health crisis, such as an epidemic or pandemic, or extreme weather events or other natural disasters occur in the U.S. or other locations, such events may negatively impact our operations, cause general economic conditions to deteriorate or cause demand for our products to decline. A prolonged economic slowdown or recession could reduce the demand for our products, and therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. We have historically had limited operations in Russia and a limited number of suppliers in Ukraine. Nevertheless, the Russia-Ukraine military conflict could have a negative impact on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

General Risk Factors

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

The extent to which the coronavirus continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, ongoing or additional outbreaks of the virus or its variants in the jurisdictions in which we operate, the duration and spread of any such outbreaks, its severity, and the actions to contain the virus and its variants whether through the distribution and administration of available vaccines, vaccine mandates or otherwise could have a material impact on our results of operations and heighten many of our known risks described below in this “Risk Factors” section.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

Our corporate offices, consisting of 29,000 square feet of leased space, are located at 6901 Professional Parkway, Sarasota, Florida. As of December 31, 2022, we owned approximately 0.3 million square feet, and leased approximately 2.8 million square feet. Of the total 3.1 million square feet, 76% is concentrated in the United States. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

ITEM 3.     LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 27, 2023 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the 2023 Annual Meeting of Shareholders.

L. Neil Hunn, 50, has served as President and Chief Executive Officer since August 2018. He previously served as Executive Vice President and Chief Operating Officer from 2017 to 2018. Mr. Hunn also served as Group Vice President of Roper’s medical segment from 2011 to 2018 and helped drive significant growth in the Company’s medical technology and application software businesses. In addition to his operating responsibilities at Roper, Mr. Hunn led the execution of the majority of the company’s capital deployment since joining Roper. Prior to joining Roper, Mr. Hunn served 10 years as Executive Vice President and Chief Financial Officer at MedAssets, an Atlanta-based SaaS company, and as President of its revenue cycle technology businesses. He successfully led MedAssets’ initial public offering and the execution of several M&A transactions. Mr. Hunn also held roles at CMGI, an incubator of Internet businesses, and Parthenon Group, a strategy consulting firm.

Jason P. Conley, 47, has served as Executive Vice President and Chief Financial Officer since February 2023. Prior thereto he served as Vice President and Chief Accounting Officer from 2021 to February 2023 and as Vice President and Controller from 2017 to 2021. He previously served as the Chief Financial Officer at Managed Healthcare Associates, a Roper subsidiary, from 2013 to 2017. He also led the financial planning and investor relations activities for Roper from 2006 to 2013. Before Roper, Mr. Conley served in various finance and accounting leadership roles at Honeywell International and Deloitte.

John K. Stipancich, 54, has served as Executive Vice President, General Counsel and Corporate Secretary since 2018 and as Vice President, General Counsel and Corporate Secretary from 2016 to 2018. Prior to joining Roper, Mr. Stipancich was with Newell Brands, Inc., a consumer products company, from 2004 to 2016. At Newell Brands he served as Executive Vice President and Chief Financial Officer from 2015 to 2016. Prior thereto, he served in a number of leadership roles at Newell Brands including General Counsel and Corporate Secretary, and Executive Leader of its operations in Europe, the Middle East and Africa. Prior to his twelve years at Newell Brands, Mr. Stipancich served as Executive Vice President, General Counsel and Corporate Secretary for Evenflo Company and Assistant General Counsel for Borden, both KKR portfolio companies at the time. He started his legal career in the Cleveland office of the international law firm of Squire Patton Boggs.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “ROP”. Based on information available to us and our transfer agent, there were approximately 202 record holders of our common stock as of February 17, 2023.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2022, our Board of Directors increased the quarterly dividend paid January 23, 2023 to $0.6825 per share from $0.62 per share, an increase of 10%. This is the thirtieth consecutive year in which the Company has increased its dividend. The timing, declaration and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, cash flows, financial condition, capital needs, future prospects and other factors deemed relevant by our Board of Directors.

Performance Graph - This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or under the Exchange Act.

Roper has historically compared the cumulative total return on its common stock with that of the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Standard and Poor’s 500 Industrials Index (the “S&P 500 Industrials”). As a result of the divestiture activity in 2022 and 2021, the Company will use the S&P 500 Information Technology Index (the “S&P 500 IT”) in place of the S&P 500 Industrials on a go-forward basis to better reflect more relevant comparisons of our software and technology focused portfolio. The performance graph below presents the indices used in the prior year and the newly selected index.

The following graph compares, for the five year period ended December 31, 2022, the cumulative total stockholder return for our common stock, the S&P 500, the S&P 500 Industrials, and the S&P 500 IT indices. Measurement points are the last trading day of each of our fiscal years ended December 31, 2017, 2018, 2019, 2020, 2021 and 2022. The graph assumes that $100.00 was invested on December 31, 2017 in our common stock, the S&P 500, the S&P 500 Industrials, and the S&P 500 IT and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Roper Technologies, Inc.	$100.00	$103.52	$138.36	$169.34	$194.20	$171.59
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Industrials	100.00	86.71	112.17	124.59	150.89	142.63
S&P 500 IT	100.00	99.71	149.86	215.63	290.08	208.30

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Roper Technologies, Inc.
S&P 500
S&P 500 Industrials
S&P 500 Information Technology

The information set forth in Item 12 under the heading “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All currency amounts are in millions unless specified

Overview

Roper Technologies is a diversified technology company. Roper has a proven, long-term, successful track record of compounding cash flow and shareholder value. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings and cash flow by enabling continuous improvement in the operating performance of our existing businesses and by acquiring other businesses that offer high value-added software, services, technology-enabled products and solutions that we believe are capable of achieving growth and maintaining high margins.

Discontinued Operations

On November 22, 2022, the Company completed the divestiture of a majority 51% equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC. The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained an initial 49% minority equity interest in the new standalone parent company, Indicor, LLC. This transaction is referred to herein as the “Indicor Transaction.”

During 2021, Roper entered into definitive agreements to divest our TransCore, Zetec and CIVCO Radiotherapy businesses (“2021 Divestitures”). As of March 31, 2022, Roper had completed the 2021 Divestitures.

The aggregate of the 2021 Divestitures and the Indicor Transaction have greatly reduced the cyclicality and asset intensity of the Company. In addition, the Company has an increased mix of recurring revenue and a higher margin profile. The financial results for Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations. Information regarding discontinued operations is included in Note 3 of the Notes to Consolidated Financial Statements.

Update to Segment Reporting Structure

During the second quarter of 2022, we updated our reportable segment structure following the announcement of the Indicor Transaction. The Company’s new reporting segment structure is classified based on business model and delivery of performance obligations. The three updated reportable segments (and businesses within each; including changes due to acquisitions since the realignment) are as follows:

–Application Software - Aderant, CBORD/Horizon, CliniSys, Data Innovations, Deltek, Frontline Education, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

Following the Indicor Transaction and the realignment of our reportable segments, the day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above. Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). A discussion of our significant accounting policies can also be found in the Notes to Consolidated Financial Statements for the year ended December 31, 2022 included in this Annual Report.

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

Our most significant accounting uncertainties are encountered in the areas of income taxes, valuation of other intangible assets, goodwill and indefinite-lived impairment analyses, and valuation of our initial 49% equity interest in Indicor. Estimates are considered to be significant if they meet both of the following criteria: (1) the estimate requires assumptions about matters that are uncertain at the time the estimate is made, and (2) changes in the estimate are reasonably likely to have a material financial impact from period-to-period.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. If there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax law changes are unfavorable there could be a resulting increase to income tax expense and the effective tax rate.

During 2022, our effective income tax rate was 23.1%, as compared to the 2021 rate of 22.0%. The rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring plan associated with the Indicor Transaction. We expect the effective tax rate for 2023 to be approximately 21% to 22%.

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

As of the annual impairment test, the Company has 21 reporting units with individual goodwill amounts ranging from $17.5 to $3,363.1. In 2022, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative assessment for these reporting units as of October 1, 2022.

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

The Company has an initial 49% minority equity interest in Indicor which provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value the equity investment. This investment is classified within Level 3 of the fair value hierarchy as valuation of the investment at future dates will reflect management’s estimate of assumptions that market participants would use in pricing the asset. Any changes to the valuation estimates or assumptions as described further in Note 10 of the Notes to the Consolidated Financial Statements could produce significantly different results.

Results of Operations
All currency amounts are in millions unless specified, percentages are net of revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the years indicated.

	Years ended December 31,
	2022	2021	2020
Net revenues:
Application Software (1)	$2,639.5	$2,366.7	$1,785.8
Network Software (2)	1,378.5	1,223.8	1,069.4
Technology Enabled Products	1,353.8	1,243.3	1,167.2
Total	$5,371.8	$4,833.8	$4,022.4

Gross margin:
Application Software	68.8%	69.4%	68.4%
Network Software	84.6	84.1	83.1
Technology Enabled Products	56.9	59.2	61.5
Total	69.9%	70.5%	70.3%

Selling, general and administrative expenses:
Application Software	41.8%	42.7%	42.2%
Network Software	43.2	45.1	47.3
Technology Enabled Products	23.8	25.7	26.2
Total	37.6%	38.9%	38.9%

Segment operating margin:
Application Software	27.1%	26.8%	26.2%
Network Software	41.4	39.0	35.8
Technology Enabled Products	33.2	33.4	35.3
Total	32.3%	31.6%	31.4%

Corporate administrative expenses (3)	(3.9)%	(3.9)%	(4.5)%
Loss from impairment	—	(2.0)	—
Income from operations	28.4	25.7	26.9
Interest expense, net	(3.6)	(4.8)	(5.4)
Other income (expense), net	(0.9)	0.5	(0.1)
Earnings before income taxes	23.9	21.3	21.4
Income taxes	(5.5)	(4.7)	(4.7)

Net earnings from continuing operations	18.3%	16.7%	16.7%

(1)Includes results from the acquisitions of Vertafore from September 3, 2020, EPSi from October 15, 2020, American Legal Net from December 30, 2021, Horizon Lab Systems, LLC from January 3, 2022, Common Cents Systems, Inc. from April 6, 2022, MGA Systems Holdings, Inc. from June 27, 2022, Common Sense Solutions, Inc. from July 12, 2022, viDesktop Inc. from August 19, 2022, TIP Technologies Inc. from September 23, 2022 and Frontline Education from October 4, 2022.
(2)Includes results from the acquisitions of FMIC from June 9, 2020, Team TSI from June 15, 2020, IFS from September 15, 2020, WELIS from September 18, 2020 and Construction Journal from December 21, 2021.
(3)Includes unallocated corporate administrative expenses and enterprise-wide stock-based compensation.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net revenues for the year ended December 31, 2022 were $5,371.8 as compared to $4,833.8 for the year ended December 31, 2021, an increase of 11.1%. The components of revenue growth for the year ended December 31, 2022 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	11.5%	12.6%	8.9%	11.1%
Less Impact of:
Acquisitions/Divestitures	5.3	1.2	—	2.9
Foreign Exchange	(1.3)	(1.3)	(0.9)	(1.2)
Organic Revenue Growth	7.5%	12.7%	9.8%	9.4%

In our Application Software segment, net revenues for the year ended December 31, 2022 were $2,639.5 as compared to $2,366.7 for the year ended December 31, 2021. The growth of 7.5% in organic revenues was broad-based across the segment led by our businesses serving the property and casualty insurance, acute healthcare, and government contracting markets. Gross margin decreased to 68.8% for the year ended December 31, 2022 as compared to 69.4% for the year ended December 31, 2021 due primarily to increased headcount to support growth, and a higher mix of SaaS and professional service revenue across a number of businesses. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues in the year ended December 31, 2022 decreased to 41.8%, as compared to 42.7% in the year ended December 31, 2021, due primarily to improved operating leverage on higher organic revenues partially offset by higher amortization of acquired intangibles from the acquisition of Frontline Education. The resulting operating margin was 27.1% in the year ended December 31, 2022 as compared to 26.8% in the year ended December 31, 2021.

In our Network Software segment, net revenues were $1,378.5 for the year ended December 31, 2022 as compared to $1,223.8 for the year ended December 31, 2021. The growth of 12.7% in organic revenues was led by our network software businesses serving the freight match, life insurance, and media and entertainment markets. Gross margin increased to 84.6% for the year ended December 31, 2022 from 84.1% for the year ended December 31, 2021, due primarily to favorable revenue mix. SG&A expenses as a percentage of net revenues decreased to 43.2% in the year ended December 31, 2022, as compared to 45.1% in the year ended December 31, 2021, due primarily to operating leverage on higher organic sales. The resulting operating margin was 41.4% in the year ended December 31, 2022 as compared to 39.0% in the year ended December 31, 2021.

In our Technology Enabled Products segment, net revenues were $1,353.8 for the year ended December 31, 2022 as compared to $1,243.3 the year ended December 31, 2021. The growth of 9.8% in organic revenues was primarily due to our water meter technology business and medical products businesses. Gross margin decreased to 56.9% in the year ended December 31, 2022, as compared to 59.2% in the year ended December 31, 2021, due primarily to higher material, component and freight costs as our businesses navigate the widespread global supply chain challenges. SG&A expenses as a percentage of net revenues decreased to 23.8% in the year ended December 31, 2022, as compared to 25.7% in the year ended December 31, 2021 due primarily to improved operating leverage on higher organic sales. The resulting operating margin was 33.2% in the year ended December 31, 2022 as compared to 33.4% in the year ended December 31, 2021.

Corporate expenses increased by $19.3 to $209.2, or 3.9% of revenues, in 2022 as compared to $189.9, or 3.9% of revenues, in 2021. The dollar increase was due primarily to higher professional service and acquisition related expenses partially offset by lower compensation expense.

Impairment of intangible assets was $94.4 for the year ended December 31, 2021, due to the strategic action to merge the Sunquest business into our CliniSys business resulting in impairment of the Sunquest trade name.

Interest expense, net, decreased $41.5, or 17.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was due to lower weighted average debt balances and higher interest income earned on our cash and cash equivalents.

Other expense, net, of $50.1 for the year ended December 31, 2022 was composed primarily of a legal settlement expense of $45.0 related to the Berall v. Verathon patent litigation matter. Other income, net of $24.6 for the year ended December 31, 2021, was composed primarily of a gain on sale of minority investment of $27.1.

During 2022, our effective income tax rate was 23.1% as compared to our 2021 rate of 22.0%. The rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring plan related to the Indicor Transaction.

Order backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 1 of the Notes to Consolidated Financial Statements. Backlog increased 25.3% to $2,912.6 at December 31, 2022 as compared to $2,325.1 at December 31, 2021. Organic growth in backlog was 18% and acquisitions contributed 8% which was partially offset by foreign exchange impact of 1%.

	2022	2021	Change
Application Software	$1,796.3	$1,541.9	16.5%
Network Software	507.5	448.3	13.2
Technology Enabled Products	608.8	334.9	81.8
Total	$2,912.6	$2,325.1	25.3%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net revenues for the year ended December 31, 2021 were $4,833.8 as compared to $4,022.4 for the year ended December 31, 2020, an increase of 20.2%. The components of revenue growth for the year ended December 31, 2021 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	32.5%	14.4%	6.5%	20.2%
Less Impact of:
Acquisitions/Divestitures	23.2	2.1	—	10.9
Foreign Exchange	0.2	1.0	0.6	0.5
Organic Revenue Growth	9.1%	11.3%	5.9%	8.8%

In our Application Software segment, net revenues for the year ended December 31, 2021 were $2,366.7 as compared to $1,785.8 for the year ended December 31, 2020. The growth of 9.1% in organic revenues was broad-based across the segment led by our businesses serving the government contracting, acute healthcare and legal markets. Gross margin increased to 69.4% for the year ended December 31, 2021 as compared to 68.4% for the year ended December 31, 2020 due primarily to the acquisition of Vertafore and operating leverage on higher organic revenues. SG&A expenses as a percentage of revenues in the year ended December 31, 2021 increased to 42.7%, as compared to 42.2% in the year ended December 31, 2020, due primarily to higher amortization of acquired intangibles from the Vertafore and EPSi acquisitions, partially offset by operating leverage on higher organic revenues. The resulting operating margin was 26.8% in the year ended December 31, 2021 as compared to 26.2% in the year ended December 31, 2020.

In our Network Software segment, net revenues were $1,223.8 for the year ended December 31, 2021 as compared to $1,069.4 for the year ended December 31, 2020. The growth of 11.3% in organic revenues was broad-based across the segment led by our network software businesses serving the freight match, post-acute care and construction markets. Gross margin increased to 84.1% for the year ended December 31, 2021 from 83.1% for the year ended December 31, 2020, due primarily to revenue mix and operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues decreased to 45.1% in the year ended December 31, 2021, as compared to 47.3% in the year ended December 31, 2020, due primarily to operating leverage on higher organic sales. The resulting operating margin was 39.0% in the year ended December 31, 2021 as compared to 35.8% in the year ended December 31, 2020.

In our Technology Enabled Products segment, net revenues were $1,243.3 for the year ended December 31, 2021 as compared to $1,167.2 the year ended December 31, 2020. The growth of 5.9% in organic revenues was broad-based led by our water meter technology, and medical products businesses excluding Verathon, which declined due to unprecedented demand for their products used in the treatment of COVID-19 during 2020. Gross margin decreased to 59.2% in the year ended December 31, 2021, as compared to 61.5% in the year ended December 31, 2020, due primarily to reduced operating leverage associated with Verathon’s normalized 2021 revenues and costs associated with navigating the widespread supply chain challenges. SG&A expenses as a percentage of net revenues decreased to 25.7% in the year ended December 31, 2021, as compared to 26.2% in the year ended December 31, 2020, due primarily to revenue mix. The resulting operating margin was 33.4% in the year ended December 31, 2021 as compared to 35.3% in the year ended December 31, 2020.

Corporate expenses increased by $10.1 to $189.9, or 3.9% of revenues, in 2021 as compared to $179.8, or 4.5% of revenues, in 2020. The dollar increase was due primarily to higher compensation related expenses, partially offset by lower acquisition related expenses.

Interest expense, net, increased $15.4, or 7.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was due to higher weighted average debt balances, partially offset by lower weighted average interest rates and $7.2 in interest expense for the origination fee on our bridge financing associated with the Vertafore acquisition in 2020.

Other income, net, of $24.6 for the year ended December 31, 2021 was composed primarily of a gain on sale of minority investment of $27.1. Other expense, net of $3.1 for the year ended December 31, 2020, was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

During 2021, our effective income tax rate was 22.0% as compared to our 2020 rate of 21.8%. The increase was due primarily to a non-recurring item related to a UK tax rate change, which had a $20.4 unfavorable impact in 2021.

Order backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 1 of the Notes to Consolidated Financial Statements. Backlog increased 22.0% to $2,325.1 at December 31, 2021 as compared to $1,905.5 at December 31, 2020, with the increase driven primarily by organic growth.

	2021	2020	Change
Application Software	$1,541.9	$1,366.9	12.8%
Network Software	448.3	361.4	24.0
Technology Enabled Products	334.9	177.2	89.0
Total	$2,325.1	$1,905.5	22.0%

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions unless specified

Selected cash flows for the years ended December 31, 2022, 2021 and 2020 are as follows.

	2022	2021	2020
Cash provided by/(used in) continuing operations from:
Operating activities	$606.6	$1,655.8	$1,123.2
Investing activities	(4,351.8)	(249.2)	(6,067.6)
Financing activities	(1,453.9)	(1,807.1)	4,138.7
Cash provided by discontinued operations	5,677.9	456.0	393.8

Operating activities - The decrease in cash provided by operating activities from continuing operations in 2022 as compared to 2021 was due primarily to (i) the non-recurrence of $953.8 of cash taxes paid in connection with the 2021 Divestitures and the Indicor Transaction, (ii) $97.8 of higher cash taxes associated with changes to Internal Revenue Code Section 174 and (iii) less cash provided by working capital. These cash outflows were partially offset by higher net income from continuing operations net of non-cash expenses.

The increase in cash provided by operating activities from continuing operations in 2021 as compared to 2020 was due primarily to higher net income net of non-cash expenses and the non-recurrence of $201.9 of cash taxes paid on the disposal of Gatan in 2020. These increases were partially offset by lower cash provided by working capital as compared to 2020.

Investing activities - Cash used in investing activities from continuing operations during 2022 was primarily for business acquisitions, most notably Frontline Education, viDesktop and MGA Systems. Cash used in investing activities from continuing operations during 2021 was primarily for business acquisitions partially offset by proceeds from the sale of a minority investment. Cash used in investing activities from continuing operations during 2020 was primarily for business acquisitions, most notably Vertafore and EPSi.

Financing activities - Cash used in financing activities from continuing operations during 2022 was primarily due to repayments of $800.0 for our senior notes, net repayments of $470.0 on our unsecured credit facility and dividend payments. Cash used in financing activities from continuing operations during 2021 was primarily due to net repayments of $1,150.0 on our unsecured credit facility, $500.0 of repayments for our senior notes and dividend payments. Cash provided by financing activities from continuing operations during 2020 was primarily from the issuance of $3,300.0 of senior notes and $1,620.0 of net borrowings on the revolver, partially offset by $600.0 of repayments for senior notes and to a lesser extent dividend payments.

Discontinued operations - Cash provided by discontinued operations for the year ended December 31, 2022 was primarily due to proceeds from the sale of the majority stake in Indicor, TransCore and Zetec, slightly offset by less cash provided by operating cash flows from discontinued operations which was impacted by the timing of our divestiture activity. Cash provided by discontinued operations during the year ended December 31, 2021 was primarily due to cash provided by operating activities and proceeds from the sale of CIVCO Radiotherapy. Cash provided by discontinued operations during the year ended December 31, 2020 was primarily due to cash provided by operating activities.

Net working capital (total current assets, excluding cash and current assets held for sale, less total current liabilities, excluding debt and current liabilities held for sale) was negative $1,053.7 at December 31, 2022 compared to negative $990.9 at December 31, 2021, due primarily to increased deferred revenue, partially offset by movements in income tax-related balances and greater inventory build associated with mitigating supply chain challenges. Consistent negative net working capital demonstrates Roper’s focus on asset-light business models.

Total debt excluding unamortized debt issuance costs was $6,700.3 at December 31, 2022 (29.5% of total capital) compared to $7,970.3 at December 31, 2021 (40.8% of total capital). Our total debt decreased at December 31, 2022 compared to December 31, 2021, due primarily to repayments of $800.0 for our senior notes and net repayments of $470.0 on our unsecured credit facility.

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

We were in compliance with all debt covenants related to our credit facility throughout the years ended December 31, 2022 and 2021.

At December 31, 2022, we had $6,700.0 of senior unsecured notes and no outstanding revolver borrowings. We had $19.0 of outstanding letters of credit at December 31, 2022, of which $18.3 was covered by our lending group, thereby reducing our revolving credit capacity commensurately.

We may redeem some or all of our senior unsecured notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facility and senior notes.

Cash and cash equivalents at our foreign subsidiaries at December 31, 2022 totaled $234.0 as compared to $310.8 at December 31, 2021, a decrease of 24.7%. The decrease was due primarily due to repatriation of $285.6 and cash divested in connection with the Indicor Transaction partially offset by cash generated from foreign operations. We intend to repatriate substantially all historical and future earnings.

Capital expenditures of $40.1, $28.5 and $24.7 were incurred during 2022, 2021 and 2020, respectively. Capitalized software expenditures of $30.2, $29.7 and $17.7 were incurred during 2022, 2021 and 2020, respectively. Capital expenditures and capitalized software expenditures were relatively consistent in 2022 as compared to 2021 and 2020. In the future, we expect the aggregate of capital expenditures and capitalized software expenditures as a percentage of annual net revenues to be between 1.0% and 1.5%.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
All currency amounts are in millions

The following tables quantify our contractual cash obligations and commercial commitments at December 31, 2022.

		Payments Due in Fiscal Year
Contractual Cash Obligations [1]	Total	2023	2024	2025	2026	2027	Thereafter
Total debt	$6,700.3	$700.2	$500.1	$1,000.0	$700.0	$700.0	$3,100.0
Senior note interest	851.0	176.0	150.5	138.7	120.2	93.6	172.0
Purchase obligations [2]	790.7	411.9	138.5	126.4	81.5	12.1	20.3
Total	$8,342.0	$1,288.1	$789.1	$1,265.1	$901.7	$805.7	$3,292.3
1 We have excluded the liability for uncertain tax positions and certain other tax liabilities as we are not able to reasonably estimate the timing of the payments. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report.
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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2023 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies and the financial markets generally. None of these factors can be predicted with certainty.

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

At December 31, 2022, we had $6,700.0 of fixed rate borrowings with interest rates ranging from 1.00% to 4.20%. At December 31, 2022, the prevailing market rates for each of our long-term notes was at least 0.7% but no more than 4.1% higher than the fixed rates on our debt instruments. Our credit facility contains a $3,500.0 variable-rate revolver with no outstanding borrowings at December 31, 2022.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in euros, Canadian dollars or British pounds. Net revenues recognized by companies whose functional currency was not the U.S. dollar were 11% of our total revenues in 2022 and 89% of these revenues were recognized by companies with a functional currency that was either the euro, Canadian dollar or British pound. If these currency exchange rates had been 10% different throughout 2022 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 1%.

The trading price of our common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock price also influences the computation of potentially dilutive common stock to determine diluted earnings per share. In addition, the stock price also affects our employees’ perceptions of programs that involve our common stock. The quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Roper Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Roper Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded seven entities from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded these seven entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 1% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Acquisition of Frontline Technologies Parent, LLC – Valuation of Amortizable Customer Relationships

As described in Notes 1 and 2 to the consolidated financial statements, the Company acquired Frontline Technologies Parent, LLC on October 4, 2022, for a purchase price of $3,738 million. The acquired amortizable intangible assets include customer relationships of $1,757 million. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of amortizable customer relationships in connection with the acquisition of Frontline Technologies Parent, LLC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the amortizable customer relationships; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired amortizable customer relationships and the development of the significant assumptions used by management related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the amortizable customer relationships; (iii) evaluating the appropriateness of the excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate. Evaluating management’s significant assumptions related to projected customer revenue growth rates and margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and historical performance of the acquired business; (ii) the consistency with external industry and market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s excess earnings method and (ii) the reasonableness of significant assumptions related to the customer attrition rate, contributory asset charges, and discount rate.

Equity Investment in Indicor – Initial Fair Value Estimate

As described in Notes 3 and 10 to the consolidated financial statements, on November 22, 2022, the Company completed the divestiture of a majority 51% stake in Indicor to Clayton, Dubilier & Rice, LLC (“CD&R”) and retained an initial 49% minority equity interest which was valued at $535 million as of the transaction close date. The Company’s equity interest is comprised of an equity value for the initial 49% retained ownership of approximately $650 million, partially offset by approximately $115 million of anticipated dilution associated with the Company’s requirement to make quarterly payments (“Unit Adjustment”) to CD&R, either (i) in cash or (ii) in-kind through the transfer of the Company’s equity interests in Indicor to CD&R. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which requires significant judgments to be made by management. The valuation is based on the implied equity value associated with the sale price of the 51% equity interest in Indicor to CD&R for approximately $829 million, inclusive of the Unit Adjustment received by CD&R. As disclosed by management, the Company intends to make these quarterly payments in-kind and valued the Unit Adjustment at approximately $115 million based on an expected investment horizon of 5 years. In the event of a sale of Indicor, CD&R would be entitled to a liquidation preference equal to its initial investment of approximately $829 million, plus any Unit Adjustment paid in kind. Management’s valuation assumes the expected exit of the Indicor investment is an initial public offering which is not subject to the liquidation preference.

The principal considerations for our determination that performing procedures relating to the initial fair value estimate of the equity investment in Indicor is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the equity investment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s valuation method and significant assumptions related to the implied equity value of Indicor, the intent to make required quarterly payments in-kind, the expected investment horizon, and the expected exit of the investment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s initial fair value estimate of the equity investment in Indicor, including controls over management’s valuation method and development of the significant assumptions used by management related to the implied equity value of Indicor, the intent to make required quarterly payments in-kind, the expected investment horizon, and the expected exit of the investment. These procedures also included, among others (i) reading the legal agreements related to the divestiture transaction and confirming certain information with Indicor; (ii) testing management’s process for developing the fair value estimate of the equity investment in Indicor; (iii) evaluating the appropriateness of the valuation method; (iv) testing the completeness and accuracy of the underlying data used by management; and (v) evaluating the reasonableness of the significant assumptions used by management related to the implied equity value of Indicor, the intent to make required quarterly payments in-kind, the expected investment horizon, and the expected exit of the investment. Evaluating management’s significant assumptions related to the implied equity value of Indicor, the intent to make required quarterly payments in-kind, the expected investment horizon, and the expected exit of the investment involved evaluating whether the assumptions used by management were reasonable considering, as applicable, (i) the third-party sale price of the 51% equity interest in Indicor; (ii) the contractual terms of the legal agreements related to the divestiture transaction; (iii) management’s ability and intent to carry out specific courses of action; (iv) the consistency with external industry and market data; and (v) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation method and (ii) the reasonableness of the significant assumption related to the implied equity value of Indicor.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 27, 2023

We have served as the Company’s auditor since 2002.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$792.8	$351.5
Accounts receivable, net	724.5	687.6
Inventories, net	111.3	69.2
Income taxes receivable	61.0	16.8
Unbilled receivables	91.5	81.9
Other current assets	151.3	136.1
Current assets held for sale	—	1,078.0
Total current assets	1,932.4	2,421.1

Property, plant and equipment, net	85.3	82.7
Goodwill	15,946.1	13,476.3
Other intangible assets, net	8,030.7	6,509.1
Deferred taxes	55.9	50.0
Equity investment	535.0	—
Other assets	395.4	369.8
Assets held for sale	—	804.9
Total assets	$26,980.8	$23,713.9

Liabilities and Stockholders’ Equity
Accounts payable	$122.6	$98.3
Accrued compensation	228.8	261.9
Deferred revenue	1,370.7	1,106.3
Other accrued liabilities	454.6	398.7
Income taxes payable	16.6	117.3
Current portion of long-term debt, net	699.2	799.2
Current liabilities held for sale	—	340.1
Total current liabilities	2,892.5	3,121.8

Long-term debt, net of current portion	5,962.5	7,122.6
Deferred taxes	1,676.8	1,466.2
Other liabilities	411.2	390.1
Liabilities held for sale	—	49.4
Total liabilities	10,943.0	12,150.1

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1.0 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share; 350.0 shares authorized; 107.9 shares issued and 106.1 outstanding at December 31, 2022 and 107.3 shares issued and 105.5 outstanding at December 31, 2021	1.1	1.1
Additional paid-in capital	2,510.2	2,307.8
Retained earnings	13,730.7	9,455.6
Accumulated other comprehensive loss	(187.0)	(183.1)
Treasury stock, 1.8 shares at December 31, 2022 and 1.8 shares at December 31, 2021	(17.2)	(17.6)
Total stockholders' equity	16,037.8	11,563.8
Total liabilities and stockholders' equity	$26,980.8	$23,713.9

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar and share amounts in millions, except per share data)

	Year ended December 31,
	2022	2021	2020
Net revenues	$5,371.8	$4,833.8	$4,022.4
Cost of sales	1,619.0	1,426.2	1,194.1
Gross profit	3,752.8	3,407.6	2,828.3

Selling, general and administrative expenses	2,228.3	2,072.0	1,745.4
Impairment of intangible assets	—	94.4	—
Income from operations	1,524.5	1,241.2	1,082.9

Interest expense, net	192.4	233.9	218.5
Other income (expense), net	(50.1)	24.6	(3.1)

Earnings before income taxes	1,282.0	1,031.9	861.3

Income taxes	296.4	226.6	187.5

Net earnings from continuing operations	985.6	805.3	673.8

Earnings from discontinued operations, net of tax	202.8	291.4	275.9
Gain on disposition of discontinued operations, net of tax	3,356.3	55.9	—
Net earnings from discontinued operations	3,559.1	347.3	275.9

Net earnings	$4,544.7	$1,152.6	$949.7

Net earnings per share from continuing operations:
Basic	$9.31	$7.65	$6.44
Diluted	$9.23	$7.56	$6.37

Net earnings per share from discontinued operations:
Basic	$33.61	$3.30	$2.64
Diluted	$33.32	$3.26	$2.61

Net earnings per share:
Basic	$42.92	$10.95	$9.08
Diluted	$42.55	$10.82	$8.98

Weighted-average common shares outstanding:
Basic	105.9	105.3	104.6
Diluted	106.8	106.5	105.7

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2022	2021	2020
Net earnings	$4,544.7	$1,152.6	$949.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(3.9)	(36.1)	65.8

Total other comprehensive income (loss), net of tax	(3.9)	(36.1)	65.8

Comprehensive income	$4,540.8	$1,116.5	$1,015.5

(1) In connection with the Indicor Transaction, we reclassified $142.6 of foreign currency translation adjustments to “Gain on disposition of discontinued operations, net of tax” during the year ended December 31, 2022.

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2019	104.1	$1.1	$1,903.9	$7,818.0	$(212.8)	$(18.3)	$9,491.9
Adoption of ASC 326	—	—	—	(1.7)	—	—	(1.7)
Net earnings	—	—	—	949.7	—	—	949.7
Stock option exercises	0.7	—	105.5	—	—	—	105.5
Treasury stock sold	—	—	10.2	—	—	0.3	10.5
Currency translation adjustments, including tax provision of $14.6	—	—	—	—	65.8	—	65.8
Stock based compensation	—	—	119.0	—	—	—	119.0
Restricted stock activity	0.1	—	(41.1)	—	—	—	(41.1)
Dividends declared ($2.10 per share)	—	—	—	(219.8)	—	—	(219.8)
Balances at December 31, 2020	104.9	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8
Net earnings	—	—	—	1,152.6	—	—	1,152.6
Stock option exercises	0.5	—	104.7	—	—	—	104.7
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	—	(6.7)	—	—	—	(6.7)
Treasury stock sold	—	—	14.7	—	—	0.4	15.1
Currency translation adjustments, including tax benefit of $6.2	—	—	—	—	(36.1)	—	(36.1)
Stock based compensation	—	—	138.0	—	—	—	138.0
Restricted stock activity	0.1	—	(40.4)	—	—	—	(40.4)
Dividends declared ($2.31 per share)	—	—	—	(243.2)	—	—	(243.2)
Balances at December 31, 2021	105.5	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8
Net earnings	—	—	—	4,544.7	—	—	4,544.7
Stock option exercises	0.5	—	110.0	—	—	—	110.0
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	—	13.9	—	—	0.4	14.3
Currency translation adjustments, including tax benefit of $41.9	—	—	—	—	(3.9)	—	(3.9)
Stock based compensation	—	—	131.4	—	—	—	131.4
Restricted stock activity	0.1	—	(41.8)	—	—	—	(41.8)
Dividends declared ($2.54 per share)	—	—	—	(269.6)	—	—	(269.6)
Balances at December 31, 2022	106.1	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings from continuing operations	$985.6	$805.3	$673.8
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	37.3	44.0	40.6
Amortization of intangible assets	612.8	571.9	451.0
Amortization of deferred financing costs	11.8	13.5	10.9
Non-cash stock compensation	118.5	123.0	108.3
Impairment of intangible assets	—	94.4	—
Gain on disposal of assets and businesses, net of associated income tax	—	(21.6)	—
Income tax provision, excluding tax associated with gain on disposal of businesses and assets	296.4	221.1	187.5
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	2.5	(73.7)	22.3
Unbilled receivables	(11.1)	(16.4)	(4.5)
Inventories	(43.1)	(0.3)	(8.4)
Accounts payable	21.3	16.0	4.9
Other accrued liabilities	(7.6)	27.0	74.6
Deferred revenue	52.9	162.2	60.7
Cash tax paid for gain on disposal of businesses	(953.8)	—	(201.9)
Cash income taxes paid, excluding tax associated with gain on disposal of businesses	(498.9)	(273.9)	(277.7)
Other, net	(18.0)	(36.7)	(18.9)
Cash provided by operating activities from continuing operations	606.6	1,655.8	1,123.2
Cash provided by operating activities from discontinued operations	128.0	356.1	401.9
Cash provided by operating activities	734.6	2,011.9	1,525.1

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(4,280.1)	(217.0)	(6,018.1)
Capital expenditures	(40.1)	(28.5)	(24.7)
Capitalized software expenditures	(30.2)	(29.7)	(17.7)
Proceeds used in disposal of businesses	—	—	(4.5)
Proceeds from sale of assets	—	27.1	—
Other, net	(1.4)	(1.1)	(2.6)
Cash used in investing activities from continuing operations	(4,351.8)	(249.2)	(6,067.6)
Proceeds from disposition of discontinued operations	5,561.8	115.6	—
Cash used in investing activities from discontinued operations	(0.5)	(9.3)	(6.3)
Cash provided by (used in) investing activities	1,209.5	(142.9)	(6,073.9)

Cash flows from (used in) financing activities:
Proceeds from senior notes	—	—	3,300.0
Payment of senior notes	(800.0)	(500.0)	(600.0)
(Payments) borrowings under revolving line of credit, net	(470.0)	(1,150.0)	1,620.0
Debt issuance costs	(3.9)	—	(42.0)
Cash dividends to stockholders	(262.3)	(236.4)	(214.1)
Treasury stock sales	14.3	15.1	10.5
Proceeds from stock-based compensation, net	68.2	64.3	64.4
Other, net	(0.2)	(0.1)	(0.1)
Cash (used in) provided by financing activities from continuing operations	(1,453.9)	(1,807.1)	4,138.7
Cash used in financing activities from discontinued operations	(11.4)	(6.4)	(1.8)
Cash (used in) provided by financing activities from continuing operations	(1,465.3)	(1,813.5)	4,136.9
(Continued)

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in millions)

	Year ended December 31,
	2022	2021	2020
Effect of exchange rate changes on cash	(37.5)	(12.3)	10.5

Net increase (decrease) in cash and cash equivalents	441.3	43.2	(401.4)

Cash and cash equivalents, beginning of year	351.5	308.3	709.7

Cash and cash equivalents, end of year	$792.8	$351.5	$308.3

Supplemental disclosures:
Cash paid for:
Interest	$206.5	$222.2	$197.7
Noncash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$4,891.8	$249.8	$6,715.4
Liabilities assumed	(611.7)	(32.8)	(697.3)
Cash paid, net of cash acquired	$4,280.1	$217.0	$6,018.1

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021 and 2020
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

Nature of the Business - Roper is a diversified technology company. The Company operates market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

Discontinued Operations - On November 22, 2022, the Company completed the divestiture of a majority 51% equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC (“CD&R”). The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained an initial 49% minority equity interest in the new standalone parent company, Indicor, LLC. This transaction is referred to herein as the “Indicor Transaction.”

During 2021, the Company signed definitive agreements to divest its TransCore, Zetec and CIVCO Radiotherapy businesses, (“2021 Divestitures”). As of March 31, 2022, Roper had completed the 2021 Divestitures.

The financial results for Indicor and the 2021 Divestitures are presented as discontinued operations for all periods presented. Unless otherwise noted, discussion within these Notes to Consolidated Financial Statements relate to continuing operations. Refer to Note 3 for additional information on discontinued operations.

Update to Segment Reporting Structure - During the second quarter of 2022, we updated our reportable segment structure following the announcement of the Indicor Transaction. The Company’s new reporting segment structure is classified based on business model and delivery of performance obligations. The three updated reportable segments (and businesses within each; including changes due to acquisitions since the realignment) are as follows:

–Application Software - Aderant, CBORD/Horizon, CliniSys, Data Innovations, Deltek, Frontline Education, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

Following the Indicor Transaction and the realignment of our reportable segments, the day-to-day operations of our businesses, our organizational structure, and our strategy remain unchanged. All prior periods have been recast to reflect the changes noted above.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued an update to improve the accounting for acquired revenue contracts with customers in a business combination by promoting consistency in the recognition of an acquired contract liability and the subsequent revenue recognized by the acquirer. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company early-adopted this update in the fourth quarter of 2021. This update did not have a material impact on the acquisitions completed in 2022 and 2021.

The Company adopted ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as of January 1, 2020 using the modified retrospective transition method. We recorded a noncash cumulative effect decrease to retained earnings of $1.7, net of income taxes, on our opening consolidated balance sheet as of January 1, 2020.

Significant Accounting Policies

Cash and Cash Equivalents - Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $432.9 of cash equivalents at December 31, 2022. Roper had no cash equivalents at December 31, 2021.

Contingencies - Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies. Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred. In the assessment of contingencies as of December 31, 2022, management concluded that there were no matters for which there was a reasonable possibility of a material loss.

Earnings per Share - Basic earnings per share were calculated using net earnings and the weighted-average number of shares of common stock outstanding during the respective year. Diluted earnings per share were calculated using net earnings and the weighted-average number of shares of common stock and potential common stock associated with stock options outstanding during the respective year.

The effects of potential common stock were determined using the treasury stock method:

	Year ended December 31,
	2022	2021	2020
Basic weighted-average shares outstanding	105.9	105.3	104.6
Effect of potential common stock:
Common stock awards	0.9	1.2	1.1
Diluted weighted-average shares outstanding	106.8	106.5	105.7

As of and for the years ended December 31, 2022, 2021 and 2020, there were 0.834, 0.521 and 0.208 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Equity Investment - The Company has an initial 49% minority equity interest in Indicor which provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value the equity investment. Subsequent changes in fair value will be recognized as a discrete non-operating line item in the Consolidated Statements of Operations beginning in the first quarter of 2023. See Note 10 for additional information on this investment.

Foreign Currency Translation and Transactions - Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results. Translation adjustments are reflected as a component of other comprehensive income. Foreign currency transaction gains and losses are recorded in the Consolidated Statements of Earnings within “Other income (expense), net.” Foreign currency transaction gains / (losses) were not material in any periods presented.

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

As of the annual impairment test, Roper has 21 reporting units with individual goodwill amounts ranging from $17.5 to $3,363.1. In 2022, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative analysis for these reporting units.

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

Research, Development and Engineering - Research, development and engineering (“R,D&E”) costs include salaries and benefits, rents, supplies, and other costs related to products under development or improvements to existing products. R,D&E costs are expensed as incurred and are included within selling, general and administrative expenses. R,D&E expenses totaled $529.8, $484.8 and $382.4 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Disaggregated Revenue - We disaggregate our revenues by reportable segment into four categories: (i) recurring revenue comprised of Software-as-a-Service (“SaaS”) licenses and software maintenance; (ii) reoccurring revenue comprised of transactional and volume-based fees related to software licenses; (iii) non-recurring revenue comprised of term and perpetual software licenses, professional services associated with software products and hardware sold with our software licenses; and (iv) product revenue. See details in the table below.

	Year Ended December 31, 2022
	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$1,946.0	$981.4	$12.0	$2,939.4
Reoccurring	124.2	246.2	—	370.4
Non-recurring	569.3	150.9	1.2	721.4
Total Software Revenues	2,639.5	1,378.5	13.2	4,031.2

Product Revenue	—	—	1,340.6	1,340.6
	$2,639.5	$1,378.5	$1,353.8	$5,371.8

	Year Ended December 31, 2021
	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$1,708.0	$837.5	$7.8	$2,553.3
Reoccurring	111.4	249.5	—	360.9
Non-recurring	547.3	136.8	0.8	684.9
Total Software Revenues	2,366.7	1,223.8	8.6	3,599.1

Product Revenue	—	—	1,234.7	1,234.7
	$2,366.7	$1,223.8	$1,243.3	$4,833.8

	Year Ended December 31, 2020
	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$1,251.5	$707.4	$5.8	$1,964.7
Reoccurring	64.8	235.5	—	300.3
Non-recurring	469.5	126.5	0.6	596.6
Total Software Revenues	1,785.8	1,069.4	6.4	2,861.6

Product Revenue	—	—	1,160.8	1,160.8
	$1,785.8	$1,069.4	$1,167.2	$4,022.4

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

Software and related services

•Recurring - consists primarily of SaaS subscriptions and post contract support (“PCS”) which are recognized ratably over the contractual term.
•Reoccurring - consists primarily of transactional and volume-based fees which are highly reoccurring and recognized at a point-in-time under a usage-based model.

•Non-recurring - consists primarily of perpetual, time-based (“term”) software licenses, or installation/implementation services and associated hardware. Revenues from perpetual and term licenses are generally recognized at a point-in-time. Revenues from software implementation projects are generally recognized over time using the input method, utilizing the ratio of costs or labor hours incurred to total estimated costs or labor, as the measure of performance.

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

Products

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

Accounts receivable, net - Accounts receivable, net includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $16.6 and $15.7 at December 31, 2022 and 2021, respectively. We make estimates of expected allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, changes to customer creditworthiness and other factors that may affect our ability to collect from customers.

Unbilled receivables - Our unbilled receivables include unbilled amounts typically resulting from sales under software milestone billings associated with multi-year term license renewals and software implementations when the input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not solely due to the passage of time. Amounts may not exceed their net realizable value.

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

Deferred commissions - Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the expected timing of expense recognition. Where the amortization period would have been one year or less, we expense the associated incremental direct cost as incurred. The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets. At December 31, 2022 and 2021, the current portion of deferred commissions was $33.1 and $32.5, respectively, and the non-current portion of deferred commissions was $31.7 and $24.2, respectively. The Company recognized $30.7, $27.2 and $30.1 of expense related to deferred commissions for the years ended December 31, 2022, 2021 and 2020, respectively.

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,214.0. We expect to recognize revenue on approximately 69% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Capitalized Software - The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met. Overhead, general and administrative and training costs are not capitalized. Capitalized software balances, net of accumulated amortization, were $83.9 and $65.9 at December 31, 2022 and 2021, respectively, which are included in “Other Assets” our Consolidated Balance Sheets.

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

(2) Business Acquisitions and Dispositions

Acquisitions

2022 Acquisitions - Roper completed seven business acquisitions in the year ended December 31, 2022. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements since the date of each acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during fiscal 2022 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The largest of the 2022 acquisitions was Frontline Technologies Parent, LLC (“Frontline Education”), a leading provider of K-12 school administration software, connecting solutions for human capital management, student and special programs, and business operations with powerful analytics to empower educators. Roper acquired Frontline Education on October 4, 2022, for a purchase price of $3,738.0. The purchase price comprised an enterprise value of $3,725.0, adjusted for cash acquired and the settlement of certain liabilities. Additionally, the purchase price contemplated a net present value tax benefit of approximately $350 which is expected to be utilized over the next 15 years. The results of Frontline Education are reported in the Application Software reportable segment.

The Company recorded $2,197.6 in goodwill and $1,918.6 of other identifiable intangibles in connection with the Frontline Education acquisition. Of the $1,918.6 of acquired intangible assets, $83.0 was assigned to trade names that are not subject to amortization. The remaining $1,835.6 of acquired intangible assets include customer relationships of $1,757.0 (20 year useful life) and unpatented technology of $78.6 (5 year useful life).

Net assets acquired also includes approximately $258 of deferred revenue and approximately $181 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes. Approximately $1,100 of goodwill is expected to be deductible for tax purposes.

During the year ended December 31, 2022, Roper completed six additional bolt-on acquisitions with an aggregate purchase price of $578.8, net of cash acquired and debt assumed.

On January 3, 2022, Roper acquired the outstanding membership interests of Horizon Lab Systems, LLC, a provider of laboratory information management systems in the toxicology, environmental, public health and agricultural markets. This acquisition has been integrated into our CliniSys business and its results are reported in the Application Software reportable segment.

On April 6, 2022, Roper acquired the issued and outstanding shares of Common Cents Systems, Inc. (ApolloLIMS), a provider of laboratory information management systems in the toxicology and public health markets. This acquisition has been integrated into our CliniSys business and its results are reported in the Application Software reportable segment.

On June 27, 2022, Roper acquired the issued and outstanding shares of MGA Systems Holdings, Inc., a leading provider of purpose-built insurance software for managing general agents. This acquisition has been integrated into our Vertafore business and its results are reported in the Application Software reportable segment.

On August 19, 2022, Roper acquired substantially all of the assets of viDesktop Inc., a leading provider of end-to-end human resources management software used for recruiting and integration, productivity management, resource allocation, performance management, learning and development, and diversity and inclusion at professional service firms. This acquisition has been integrated into our Aderant business and its results are reported in the Application Software reportable segment.

During the third quarter of 2022, Roper acquired TIP Technologies Inc. and Common Sense Solutions Inc., which have been integrated with our Deltek business and their results are reported in the Application Software reportable segment.

The Company recorded $361.5 in goodwill, $9.5 assigned to trade names that are not subject to amortization and $239.3 of other identifiable intangibles in connection with these six acquisitions. The amortizable intangible assets include customer relationships of $223.4 (18.2 year weighted average useful life) and technology of $15.9 (4.9 year weighted average useful life).

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

During the first three quarters of 2021, Roper completed four acquisitions which were integrated into our Deltek business and its results are reported in the Application Software reportable segment.

On November 18, 2021, Roper acquired substantially all of the assets of Agency Zoom, LLC (“Agency Zoom”), a provider of sales, marketing and service automation software solutions for insurance agencies. Agency Zoom was integrated into our Vertafore business and its results are reported in the Application Software reportable segment.

On December 21, 2021, Roper acquired a majority of the assets of The Construction Journal, LTD. (“Construction Journal”), a provider of selling, marketing, and licensing software solutions for the commercial construction industry. Construction Journal was integrated into our ConstructConnect business and its results are reported in the Network Software reportable segment.

On December 30, 2021, Roper acquired 100% of the shares of American LegalNet, Inc. (“ALN”), a provider of court forms, eFiling, calendaring and docketing software solutions. ALN was integrated into our Aderant business and its results are reported in the Application Software reportable segment.

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

Net assets acquired also includes approximately $489 of deferred tax liabilities, which are due primarily to approximately $638 of deferred tax liabilities associated with acquired intangible assets, partially offset primarily by approximately $120 of federal tax attributes that were substantially utilized by the end of 2021.

During the year ended December 31, 2020, Roper completed five additional bolt-on acquisitions with an aggregate purchase price of $612.8, net of cash acquired and debt assumed.

On June 9, 2020, Roper acquired substantially all of the assets of Freight Market Intelligence Consortium (“FMIC”), a leading provider of subscription-based freight transaction benchmarking and analysis service. FMIC was integrated into our DAT business and its results are reported in the Network Software reportable segment.

On June 15, 2020, Roper acquired substantially all of the assets of Team TSI Corporation (“Team TSI”), a leading provider of subscription-based data analytics serving long term health care facilities. Team TSI was integrated into our SHP business and its results are reported in the Network Software reportable segment.

On September 15, 2020, Roper acquired substantially all of the assets of Impact Financial Systems (“IFS”), a leading provider of service request automation solutions for client onboarding, transaction automation, maintenance and advisor transitions. IFS was integrated into our iPipeline business and its results are reported in the Network Software reportable segment.

On September 18, 2020, Roper acquired all of the membership interests of WELIS, a premier provider of life insurance illustration systems to carriers in the US. WELIS was integrated into our iPipeline business and its results are reported in the Network Software reportable segment.

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

(3) Discontinued Operations

The Company concluded that the 2021 Divestitures and the Indicor Transaction each represented a strategic shift that will have a major effect on the Company’s operations and financial results. These transactions have greatly reduced the cyclicality and asset intensity of the Company. In addition, the Company has an increased mix of recurring revenue and a higher margin profile. Accordingly, the financial results related to the 2021 Divestitures and Indicor are presented in the Consolidated Financial Statements as discontinued operations for all periods presented. Current and non-current assets and liabilities of the 2021 Divestitures and Indicor are presented in the Consolidated Balance Sheets as assets and liabilities of discontinued operations classified as held for sale for periods presented, as applicable.

2021 Divestitures - During 2021, the Company signed definitive agreements to divest its TransCore, Zetec and CIVCO Radiotherapy businesses as described below.

•On March 17, 2022, Roper closed on the divestiture of our TransCore business to an affiliate of Singapore Technologies Engineering Ltd., for approximately $2,680 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain on disposition of discontinued operations, net of tax” in the Consolidated Statements of Earnings for the year ended December 31, 2022. TransCore was previously included in the historical Network Software & Systems reportable segment.
•On January 5, 2022, Roper closed on the divestiture of our Zetec business to Eddyfi NDT Inc. for approximately $350 in cash. The sale resulted in a pretax gain of $255.3 and income tax expense of $60.9, which are reported within “Gain on disposition of discontinued operations, net of tax” in the Consolidated Statements of Earnings for the year ended December 31, 2022. Zetec was previously included in the historical Process Technologies reportable segment.

•On November 1, 2021, Roper closed on the divestiture of our CIVCO Radiotherapy business to an affiliate of Blue Wolf Capital Partners LLC, for approximately $120 in cash. The sale resulted in a pretax gain of $77.2 and income tax expense of $21.3, which are reported within “Gain on disposition of discontinued operations, net of tax” in the Consolidated Statements of Earnings for the year ended December 31, 2021. The CIVCO Radiotherapy business was previously included in the historical Measurement & Analytical Solutions reportable segment.

The following table summarizes the major classes of assets and liabilities related to the discontinued operations of the TransCore and Zetec businesses as reported in the Consolidated Balance Sheets at December 31:

December 31, 2021 (1)
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

The following table summarizes the major classes of revenue and expenses constituting net earnings from discontinued operations attributable to the TransCore, Zetec and CIVCO Radiotherapy businesses:

	Year ended December 31,
	2022	2021	2020
Net revenues	$100.4	$638.0	$672.9
Cost of sales	71.2	372.9	400.7
Gross profit	29.2	265.1	272.2

Selling, general and administrative expenses (1)	19.9	124.0	114.6
Income from operations	9.3	141.1	157.6

Other income, net	0.1	1.5	0.3

Earnings before income taxes (2)	9.4	142.6	157.9

Income taxes	(6.2)	28.5	33.7

Earnings from discontinued operations, net of tax	15.6	114.1	124.2

Gain on disposition of discontinued operations, net of tax (3)	1,717.5	55.9	—

Net earnings from discontinued operations	$1,733.1	$170.0	$124.2
(1) Includes stock-based compensation expense of $0.9, $5.4 and $4.8 for the years ended December 31, 2022, 2021, and 2020, respectively. Stock-based compensation for discontinued operations was previously reported as a component of unallocated corporate general and administrative expenses.
(2) During the year ended December 31, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period. Depreciation and amortization of $5.2 and $7.9 for the years ended December 31, 2021, and 2020, respectively.
(3) In connection with the 2021 Divestitures, we recognized $4.5 and $0.9 associated with accelerated vesting of share-based awards for the years ended December 31, 2022 and 2021, respectively.

Indicor - On November 22, 2022, Roper completed the divestiture of a majority 51% stake in Indicor to CD&R for approximately $2,604 in cash. The consideration was comprised of a cash distribution of approximately $1,775 funded by third-party indebtedness incurred by Indicor and approximately $829 related to the majority 51% equity stake. The Company retained an initial 49% minority equity interest. The sale resulted in a pre-tax gain of $2,046.0, which included $142.6 of foreign currency translation losses and $535.0 associated with the initial remaining 49% interest in Indicor (described further in Note 10). The Company recognized income tax expense of $407.2 associated with the gain. The following table summarizes the major classes of assets and liabilities related to the discontinued operations of Indicor, as reported in the Consolidated Balance Sheets:

December 31, 2021
Accounts receivable, net	$151.8
Inventories, net	106.9
Other current assets	30.7
Current assets held for sale	$289.4

Goodwill	618.2
Other intangible assets, net	79.4
Deferred taxes	51.1
Other assets	56.2
Assets held for sale	$804.9

Accounts payable	$52.5
Accrued compensation	47.9
Deferred revenue	23.9
Income taxes payable	14.7
Other current liabilities	42.0
Current liabilities held for sale	$181.0

Deferred taxes	$13.3
Noncurrent operating lease liabilities	24.1
Other liabilities	12.0
Liabilities held for sale	$49.4

The following table summarizes the major classes of revenue and expenses constituting net earnings from discontinued operations attributable to Indicor:

	Year ended December 31,
	2022	2021	2020
Net revenues	$916.1	$944.0	$831.8
Cost of sales	432.1	434.2	389.3
Gross profit	484.0	509.8	442.5

Selling, general and administrative expenses(1)	250.5	265.7	251.9
Impairment of intangible assets	—	5.1	—
Income from operations	233.5	239.0	190.6

Other income (expense), net	(0.7)	0.1	(0.5)

Earnings before income taxes (2)	232.8	239.1	190.1

Income taxes	45.6	61.8	38.4

Earnings from discontinued operations, net of tax	187.2	177.3	151.7

Gain on disposition of discontinued operations, net of tax	1,638.8	—	—

Net earnings from discontinued operations	$1,826.0	$177.3	$151.7
(1) Certain costs previously reported as a component of unallocated corporate general and administrative expenses have been reclassified to discontinued operations. These costs primarily include stock-based compensation expense of $10.3, $13.1, and $8.7 for the years ended December 31, 2022, 2021, and 2020, respectively.
(2) Includes depreciation and amortization of $6.4, $18.2 and $21.3 for the years ended December 31, 2022, 2021, and 2020, respectively.

(4) Inventories

The components of inventories at December 31 were as follows:

	2022	2021
Raw materials and supplies	$60.6	$36.4
Work in process	24.9	19.1
Finished products	31.3	18.4
Inventory reserves	(5.5)	(4.7)
	$111.3	$69.2

(5) Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows:

	2022	2021
Land	$1.0	$1.0
Buildings	43.0	45.6
Machinery and other equipment	113.2	104.2
Computer equipment	107.5	109.7
Software	71.9	68.0
	336.6	328.5
Accumulated depreciation	(251.3)	(245.8)
	$85.3	$82.7

Depreciation and amortization expense related to property, plant and equipment was $37.3, $44.0 and $40.6 for the years ended December 31, 2022, 2021 and 2020, respectively.

(6) Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2020	$8,802.3	$3,604.5	$931.6	$13,338.4
Goodwill acquired	85.9	52.9	—	138.8
Currency translation adjustments	(5.8)	(3.0)	0.1	(8.7)
Reclassifications and other	6.9	0.9	—	7.8
Balances at December 31, 2021	$8,889.3	$3,655.3	$931.7	$13,476.3
Goodwill acquired	2,559.1	—	—	2,559.1
Currency translation adjustments	(32.1)	(56.3)	(1.4)	(89.8)
Reclassifications and other	1.2	(0.7)	—	0.5
Balances at December 31, 2022	$11,417.5	$3,598.3	$930.3	$15,946.1

Reclassifications and other during the years ended December 31, 2022 were due primarily to purchase accounting and tax adjustments for acquisitions completed in 2022 and 2021. See Note 2 for information regarding acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$7,379.6	$(1,989.8)	$5,389.8
Unpatented technology	886.4	(414.6)	471.8
Software	149.5	(122.4)	27.1
Patents and other protective rights	8.5	(1.0)	7.5
Trade names	12.1	(5.6)	6.5
Assets not subject to amortization:
Trade names	606.4	—	606.4
Balances at December 31, 2021	$9,042.5	$(2,533.4)	$6,509.1

Assets subject to amortization:
Customer related intangibles	$9,300.7	$(2,437.7)	$6,863.0
Unpatented technology	954.6	(506.9)	447.7
Software	149.0	(134.0)	15.0
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	9.7	(3.1)	6.6
Assets not subject to amortization:
Trade names	689.3	—	689.3
Balances at December 31, 2022	$11,113.6	$(3,082.9)	$8,030.7

Amortization expense of other intangible assets was $600.5, $565.1, and $446.4 during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is expected to be $676.0 in 2023, $632.0 in 2024, $606.0 in 2025, $576.0 in 2026 and $542.0 in 2027.

(7) Accrued Liabilities

Accrued liabilities at December 31 were as follows:

	2022	2021
Interest	$40.2	$42.6
Customer deposits	48.9	46.5
Accrued dividend	74.0	66.8
Rebates	51.5	62.5
Operating lease liability	46.4	41.5
Sales and other taxes payable	22.9	25.0
Patent litigation accrual (1)	45.0	—
Other	125.7	113.8
	$454.6	$398.7
(1) Refer to Note 13 for details regarding the Berall v. Verathon patent litigation matter.

(8) Income Taxes

Earnings before income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following components:

	2022	2021	2020
United States	$1,026.4	$814.7	$676.2
Other	255.6	217.2	185.1
	$1,282.0	$1,031.9	$861.3

Components of income tax expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Current:
Federal	$322.9	$110.2	$142.9
State	80.8	50.8	48.0
Foreign	65.9	59.9	54.6
Deferred:
Federal	(136.9)	27.5	(32.2)
State	(31.1)	(27.2)	(26.8)
Foreign	(5.2)	5.4	1.0
	$296.4	$226.6	$187.5

Reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Foreign operations, net	0.8	2.5	2.1
R&D tax credits	(3.0)	(2.1)	(1.6)
State taxes, net of federal benefit	3.7	2.8	3.3
Stock-based compensation	(1.0)	(2.4)	(3.3)
Impact of UK tax rate change	—	2.0	—
Legal entity restructuring	0.8	(1.4)	—
Other, net	0.8	(0.4)	0.3
	23.1%	22.0%	21.8%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of the deferred tax assets and liabilities at December 31 were as follows:

	2022	2021
Deferred tax assets:
Reserves and accrued expenses	$192.4	$179.6
Net operating loss carryforwards	84.6	51.0
R&D credits	8.9	12.5
Capitalized R&D expenditures	97.8	—
Interest expense limitation carryforwards	41.1	10.9
Outside basis differences on assets held for sale	—	57.4
Lease liability	50.1	46.2
Valuation allowance	(37.1)	(31.9)
Total deferred tax assets	$437.8	$325.7
Deferred tax liabilities:
Reserves and accrued expenses	$12.0	$17.3
Amortizable intangible assets	1,818.7	1,656.2
Accrued tax on unremitted foreign earnings	5.8	24.7
ROU asset	48.0	43.7
Outside basis difference in Indicor	174.2	—
Total deferred tax liabilities	$2,058.7	$1,741.9

As of December 31, 2022, the Company has $46.6 of tax-effected U.S. federal net operating loss carryforwards and $38.0 of tax-effected state net operating loss carryforwards without regard to federal benefit of state. The majority of the net operating loss carryforwards are subject to limitation under the Internal Revenue Code of 1986, as amended (“IRC”) Section 382; however, the Company expects to utilize such losses in their entirety prior to expiration.

As of December 31, 2022, the Company has $41.1 of IRC Section 163(j) interest expense limitation carryforwards which have an indefinite carryforward period.

Collectively, the deferred tax assets for the federal and state net operating loss carryforward, interest expense limitation carryforward and the deferred tax liability for amortizable intangible assets each increased from 2021 to 2022 due primarily to the acquisition of Frontline Education.

During the year ended December 31, 2022, the Company generated a $97.8 deferred tax asset related to changes under the Tax Cuts and Jobs Act which requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

In connection with the Indicor Transaction, the Company recognized a deferred tax liability of $174.2 in outside basis difference associated with the initial retained 49% minority equity interest in Indicor. The Company expects to settle this liability upon exit of the investment.

As of December 31, 2022, the Company determined that a total valuation allowance of $37.1 was necessary to reduce U.S. federal and state deferred tax assets by $31.0 and foreign deferred tax assets by $6.1, where it was more likely than not that all such deferred tax assets will not be realized. As of December 31, 2022, the Company believes it is more likely than not that the remaining net deferred tax assets will be realized based on the Company’s estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions.

The Company recognizes in the Consolidated Financial Statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Beginning balance	$40.5	$63.5	$57.6
Additions for tax positions of prior periods	—	2.2	6.0
Additions for tax positions of the current period	2.3	3.3	3.5
Additions due to acquisitions	—	1.0	6.2
Reductions for tax positions of prior periods	(11.2)	(0.5)	(3.6)
Reductions attributable to lapses of applicable statute of limitations	(2.6)	(4.6)	(6.2)
Reductions attributable to settlements with taxing authorities	—	(24.4)	—
Ending balance	$29.0	$40.5	$63.5

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $28.8. Interest and penalties related to unrecognized tax expense were $0.3 in 2022 and are classified as a component of income tax expense. Accrued interest and penalties were $4.6 at December 31, 2022 and $4.3 at December 31, 2021. During the next twelve months, it is reasonably possible that the unrecognized tax benefits may decrease by a net $2.3, mainly due to anticipated statute of limitations lapses in various jurisdictions.

The Company and its subsidiaries are subject to examinations for U.S. federal income tax as well as income tax in various state, city and foreign jurisdictions. The Company’s federal income tax returns for 2019 through the current period remain open to examination and the relevant state, city and foreign statutes vary. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

Loans under the Credit Agreement can be borrowed as term Secured Overnight Financing Rate (“SOFR”) loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. Each term SOFR loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate plus a spread ranging from 0.795% to 1.300%, as determined by the Company’s senior unsecured long-term debt rating at such time. Based on the Company’s current rating, the spread for SOFR loans would be 0.910%. Each ABR Loan will bear interest at a rate per annum equal to the Alternate Base Rate plus a spread ranging from 0.000% to 0.300%, as determined by the Company’s senior unsecured long-term debt rating at such time. Based on the Company’s current rating, the spread for ABR Loans would be 0.000%.

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

At December 31, 2022, there were no outstanding borrowings under the Credit Agreement. Comparably, at December 31, 2021, there was $470.0 of outstanding borrowings under the credit agreement in place at the time. The Company was in compliance with its debt covenants throughout the years ended December 31, 2022 and 2021.

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

On August 15, 2022 $500.0 of 3.125% senior notes due 2022 were redeemed using cash flows generated from operations.

On August 15, 2022, $300.0 of 0.450% senior notes due 2022 were repaid at maturity using cash flows generated from operations.

On November 15, 2021, $500.0 of 2.800% senior notes due 2021 were redeemed predominantly using cash flows generated from operations.

On November 15, 2020, $600.0 of 3.000% senior notes due 2020 were redeemed using revolver borrowings under the Credit Agreement.

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

Total debt at December 31 consisted of the following:

	2022	2021
Unsecured credit facility	$—	$470.0
$500 3.125% senior notes due 2022	—	500.0
$300 0.450% senior notes due 2022	—	300.0
$700 3.650% senior notes due 2023	700.0	700.0
$500 2.350% senior notes due 2024	500.0	500.0
$300 3.850% senior notes due 2025	300.0	300.0
$700 1.000% senior notes due 2025	700.0	700.0
$700 3.800% senior notes due 2026	700.0	700.0
$700 1.400% senior notes due 2027	700.0	700.0
$800 4.200% senior notes due 2028	800.0	800.0
$700 2.950% senior notes due 2029	700.0	700.0
$600 2.000% senior notes due 2030	600.0	600.0
$1,000 1.750% senior notes due 2031	1,000.0	1,000.0
Other	0.3	0.3
Less unamortized debt issuance costs	(38.6)	(48.5)
Total debt	6,661.7	7,921.8
Less current portion	(699.2)	(799.2)
Long-term debt	$5,962.5	$7,122.6

The interest rate on the borrowings under the unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At December 31, 2022, Roper had $19.0 of outstanding letters of credit.

Future maturities of total debt during each of the next five years ending December 31 and thereafter are as follows:

2023	$700.2
2024	500.1
2025	1,000.0
2026	700.0
2027	700.0
Thereafter	3,100.0
Total	$6,700.3

(10) Fair Value

Financial assets and liabilities are valued using market prices on active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Debt – Roper’s debt at December 31, 2022 included $6,700.0 of fixed-rate senior notes with the following fair values:

$700 3.650% senior notes due 2023	692
$500 2.350% senior notes due 2024	478
$300 3.850% senior notes due 2025	291
$700 1.000% senior notes due 2025	629
$700 3.800% senior notes due 2026	670
$700 1.400% senior notes due 2027	594
$800 4.200% senior notes due 2028	772
$700 2.950% senior notes due 2029	608
$600 2.000% senior notes due 2030	481
$1,000 1.750% senior notes due 2031	770

The fair values of the senior notes are based on the trading prices of the notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Indicor Investment – In connection with the Indicor Transaction, the Company retained an initial 49% equity interest in Indicor valued at $535.0 as of the transaction close date. The valuation is based on the implied equity value associated with the sale price of the 51% equity interest in Indicor to CD&R for approximately $829, inclusive of the Unit Adjustment received by CD&R as discussed below. Roper’s equity interest is comprised of an equity value for the initial 49% retained ownership of approximately $650, partially offset by approximately $115 of anticipated dilution associated with the Unit Adjustment. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

As part of the investment, Roper is also required to make quarterly payments (“Unit Adjustment”), to CD&R, either (i) in cash, with total payments of approximately $29 per year on a pre-tax basis, or (ii) in-kind through the transfer of Roper’s equity interests in Indicor to CD&R, of approximately a 1.7% ownership interest on an annual basis. Roper intends to make these quarterly payments in-kind. Roper valued the Unit Adjustment at approximately $115 based on an expected investment horizon of 5 years. The Company's obligation to make such quarterly payments will cease upon the earlier of:

•Indicor achieving $425.0 of earnings before interest, taxes, depreciation and amortization in any three twelve month periods, whether or not consecutive; or
•Upon the initial public offering of Indicor.

In the event of a sale of Indicor, CD&R would be entitled to a liquidation preference equal to its initial investment of approximately $829, plus any Unit Adjustment paid in-kind. Management’s valuation assumes the expected exit of the Indicor investment is an initial public offering which is not subject to the liquidation preference. Roper’s approval is required prior to a sale of Indicor which would trigger the liquidation preference.

The assessment of fair value for the equity investment requires significant judgments to be made by management. Although our assumptions are considered reasonable and are consistent with the plans and estimates, there is significant judgment in determining these assumptions. Changes in estimates or the application of alternative assumptions could produce significantly different results.

There were no changes in fair value between the initial recognition and December 31, 2022. Subsequent changes in fair value will be recognized as a discrete non-operating line item in the Consolidated Statements of Operations beginning in the first quarter of 2023.

(11) Retirement and Other Benefit Plans

Roper maintains three defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees. Roper partially matches employee contributions. Costs related to all such plans were $34.1, $30.2 and $24.3 for 2022, 2021 and 2020, respectively.

Roper also maintains various defined benefit retirement plans covering employees of non-U.S. and certain U.S. subsidiaries and a plan that supplements certain employees for the contribution ceiling applicable to the Section 401(k) plans. The costs and accumulated benefit obligations associated with each of these plans were not material.

(12) Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on June 14, 2021. The 2021 Plan replaces the Roper Technologies, Inc. Amended and Restated 2016 Incentive Plan (“2016 Plan”), and no additional grants will be made from the 2016 Plan. At December 31, 2022, 8.387 shares were available to grant under the 2021 Plan.

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

Stock-based compensation expense is not allocated to our reportable segments, which are described further in Note 14. Stock based compensation expense for the years ended December 31, 2022, 2021 and 2020 included as a component of “Selling, general and administrative expenses” was as follows:

	2022	2021	2020
Stock-based compensation	$117.8	$123.0	$108.3
Tax benefit recognized in net earnings	18.6	19.8	17.3

Stock Options – Stock options are granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a weighted average period of 3 years from the grant date and expire 10 years after the grant date. The Company recorded $38.1, $40.4, and $34.9 of compensation expense relating to outstanding options during 2022, 2021 and 2020, respectively, as a component of general and administrative expenses at Corporate.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted-average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee forfeitures, and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods aligns with the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted in 2022, 2021 and 2020 were calculated using the following weighted-average assumptions:

	2022	2021	2020
Weighted-average fair value ($)	116.55	95.17	63.22
Risk-free interest rate (%)	2.19	0.94	0.81
Average expected option life (years)	5.63	5.61	5.64
Expected volatility (%)	24.59	25.14	20.39
Expected dividend yield (%)	0.55	0.56	0.62

The following table summarizes the Company’s activities with respect to its share-based compensation plans for the years ended December 31, 2022 and 2021:

	Number of shares	Weighted-average exercise price per share	Weighted-average contractual term	Aggregate intrinsic value
Outstanding at December 31, 2020	3.366	$255.32
Granted	0.516	405.20
Exercised	(0.537)	195.07
Canceled	(0.122)	312.97
Outstanding at December 31, 2021	3.223	287.15	6.61	$659.9
Granted	0.399	452.08
Exercised	(0.460)	239.11
Canceled	(0.177)	359.06
Outstanding at December 31, 2022	2.985	312.34	6.18	$366.3
Exercisable at December 31, 2022	1.842	$256.87	4.90	$322.8

The following table summarizes information for stock options outstanding at December 31, 2022:

	Outstanding options			Exercisable options
Exercise price	Number	Average exercise price	Average remaining life (years)	Number	Average exercise price
$115.22 - $170.66	0.366	$153.15	2.1	0.366	$153.15
$170.67 - $267.22	0.326	199.08	4.0	0.324	198.79
$267.23 - $279.28	0.247	273.07	5.5	0.247	273.07
$279.29 - $316.24	0.296	281.55	5.3	0.289	280.89
$316.25 -$324.71	0.435	323.09	7.2	0.209	323.09
$324.72 - $347.81	0.333	327.22	6.2	0.332	327.19
$347.82 - $398.19	0.160	372.19	7.0	0.069	368.53
$398.20 - $413.85	0.425	403.57	8.2	—	—
$413.86 - $491.86	0.397	453.54	9.2	0.006	450.17
$115.22 - $491.86	2.985	$312.34	6.2	1.842	$256.87

At December 31, 2022, there was $51.7 of total unrecognized compensation expense related to nonvested options granted under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.84 years. The total intrinsic value of options exercised in 2022, 2021 and 2020 was $92.7, $138.2 and $155.4, respectively. Cash received from option exercises under all plans in 2022, 2021, and 2020 was $110.0, $104.7, and $105.5 respectively.

Restricted Stock Grants – During 2022 and 2021, the Company granted 0.271 and 0.228 shares, respectively, of restricted stock to certain employee and director participants under its share-based compensation plans. Restricted stock grants generally vest over a period of 1 to 4 years. The Company recorded $77.6, $82.7 and $72.6 of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2022, 2021 and 2020, respectively. A summary of the Company’s nonvested shares activity for 2022 and 2021 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2020	0.601	$320.36
Granted	0.228	409.36
Vested	(0.294)	308.79
Forfeited	(0.037)	350.53
Nonvested at December 31, 2021	0.498	$365.79
Granted	0.271	446.42
Vested	(0.272)	360.14
Forfeited	(0.052)	386.06
Nonvested at December 31, 2022	0.445	$416.00

At December 31, 2022, there was $89.4 of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan – During 2022, 2021 and 2020, participants of the ESPP purchased 0.039, 0.040 and 0.031 shares, respectively, of Roper’s common stock for total consideration of $14.3, $15.1, and $10.5, respectively. All of these shares were purchased from Roper’s treasury shares.

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

Roper’s subsidiary, Vertafore, Inc., was named in three putative class actions, two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020 and Masciotra, et al. v. Vertafore, Inc. (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred)), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case. In March 2022, the U.S. Fifth Circuit Court of Appeals affirmed the lower court’s dismissal of the Allen case, and that dismissal was affirmed on appeal, effectively concluding the litigation. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In February 2023, the court granted Vertafore’s motion to dismiss the Mulvey case on similar grounds as the dismissal of the Allen case. Plaintiff has the right to appeal the dismissal of the Mulvey case. Both the Allen and Mulvey cases purported to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases sought recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), was a defendant in a patent infringement action pending in the United States District Court for the Western District of Washington (Berall v. Verathon, Inc., Case No. 2:2021mc00043). The plaintiff claimed that video laryngoscopes and certain accessories sold by Verathon and other manufacturers from approximately 2004 through 2016 infringed U.S. Patent 5,827,178 (the “‘178 Patent”). In the first quarter of 2023, Verathon and the plaintiff agreed to settle the matter for $45.0 which fully concludes the matter and which is recorded as a component of “Other income (expense), net” within the Consolidated Statements of Earnings for the year ended December 31, 2022.

Roper or its subsidiaries have been named defendants along with numerous industrial companies in asbestos-related litigation claims in certain U.S. states. To date, no significant resources have been required by Roper to respond to asbestos claims. In the first quarter of 2022, Roper completed a transaction in which it transferred the remainder of our exposure for asbestos claims to a third party. In connection with this transaction, Roper incurred a one-time charge of $4.1, which is recorded as a component of “Other income (expense), net” within the Consolidated Statements of Earnings for the year ended December 31, 2022.

As of December 31, 2022, Roper had $19.0 of letters of credit issued to guarantee its performance under certain services contracts or to support certain insurance programs and $43.0 of outstanding surety bonds. Certain contracts require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(14) Segment and Geographic Area Information

As discussed in Note 1, our businesses are now reported in three segments classified based on business model and delivery of performance obligations. The segments are: Application Software, Network Software, and Technology Enabled Products. The three reportable segments (and businesses within each; including changes due to acquisitions since the realignment) are as follows:

–Application Software - Aderant, CBORD/Horizon, CliniSys, Data Innovations, Deltek, Frontline Education, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

There were no material transactions between Roper’s reportable segments during 2022, 2021 and 2020. Operating profit by reportable segment and by geographic area is defined as net revenues less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses, enterprise-wide stock-based compensation, or non-cash impairments. Items below income from operations on Roper’s Consolidated Statements of Earnings are not allocated to reportable segments.

Operating assets are those assets used primarily in the operations of each reportable segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, deferred tax assets, recoverable insurance claims, deferred compensation assets and property and equipment.

Selected financial information by reportable segment for 2022, 2021 and 2020 follows:

	Application Software	Network Software	Technology Enabled Products	Corporate	Total
2022
Net revenues	$2,639.5	$1,378.5	$1,353.8	$—	$5,371.8
Operating profit	714.0	570.6	449.1	(209.2)	1,524.5
Assets:
Operating assets	624.7	224.7	307.4	7.1	1,163.9
Intangible assets, net	17,758.4	5,118.5	1,099.9	—	23,976.8
Other	340.2	124.2	95.4	1,280.3	1,840.1
Total					26,980.8
Capital expenditures	20.7	8.8	9.2	1.4	40.1
Capitalized software expenditures	28.5	1.7	—	—	30.2
Depreciation and other amortization	455.8	164.2	29.8	0.3	650.1
2021
Net revenues	$2,366.7	$1,223.8	$1,243.3	$—	$4,833.8
Operating profit [2]	633.1	476.8	415.6	(189.9)	1,335.6
Assets:
Operating assets	576.0	215.5	250.7	15.4	1,057.6
Intangible assets, net	13,498.4	5,364.8	1,122.2	—	19,985.4
Other	205.8	50.4	33.8	498.0	788.0
Total [1]					21,831.0
Capital expenditures	18.0	5.0	4.5	1.0	28.5
Capitalized software expenditures	26.3	3.4	—	—	29.7
Depreciation and other amortization	418.7	164.8	32.1	0.3	615.9
2020
Net revenues	$1,785.8	$1,069.4	$1,167.2	$—	$4,022.4
Operating profit	467.9	382.7	412.1	(179.8)	1,082.9
Assets:
Operating assets	524.7	196.0	234.1	3.8	958.6
Intangible assets, net	13,837.1	5,428.6	1,143.4	—	20,409.1
Other	173.1	48.4	46.9	444.2	712.6
Total [1]					22,080.3
Capital expenditures	12.9	5.8	5.9	0.1	24.7
Capitalized software expenditures	16.3	1.4	—	—	17.7
Depreciation and other amortization	293.2	164.9	33.2	0.3	491.6

1 Total excludes assets held for sale of $1,882.9 and $1,944.5 associated with the 2021 Divestitures and Indicor, as applicable, on December 31, 2021 and 2020, respectively.
2 Operating profit excludes $94.4 of non-cash impairment charges.

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe and Asia) for 2022, 2021 and 2020, based upon the country of origin of the Roper entity making the sale, was as follows:

	United States	Non-U.S.	Eliminations	Total
2022
Sales to unaffiliated customers	$4,610.2	$761.6	$—	$5,371.8
Sales between geographic areas	55.5	82.2	(137.7)	—
Net revenues	$4,665.7	$843.8	$(137.7)	$5,371.8
Long-lived assets	$196.5	$17.1	$—	$213.6
2021
Sales to unaffiliated customers	$4,105.6	$728.2	$—	$4,833.8
Sales between geographic areas	81.1	81.9	(163.0)	—
Net revenues	$4,186.7	$810.1	$(163.0)	$4,833.8
Long-lived assets	$167.3	$19.8	$—	$187.1
2020
Sales to unaffiliated customers	$3,384.6	$637.8	$—	$4,022.4
Sales between geographic areas	81.6	119.2	(200.8)	—
Net revenues	$3,466.2	$757.0	$(200.8)	$4,022.4
Long-lived assets	$156.4	$21.2	$—	$177.6

Export sales from the U.S. during the years ended December 31, 2022, 2021 and 2020 were $191.8, $179.9 and $180.0, respectively. In the year ended December 31, 2022, these exports were shipped primarily to Canada (42%), Europe (26%), Asia (16%) and other (16%).

Sales to customers outside the U.S. accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately delivered. Roper’s net revenues for the years ended December 31, 2022, 2021 and 2020 are shown below by region, except for Canada, which is presented separately:

	Application Software	Network Software	Technology Enabled Products	Total
2022
Canada	$57.8	$95.9	$68.6	$222.3
Europe	241.2	65.7	117.7	424.6
Asia	4.9	12.2	56.2	73.3
Rest of the world	35.1	7.5	43.7	86.3
Total	$339.0	$181.3	$286.2	$806.5
2021
Canada	$51.2	$85.2	$61.7	$198.1
Europe	248.2	59.2	125.3	432.7
Asia	3.7	10.9	49.4	64.0
Rest of the world	37.1	6.5	37.5	81.1
Total	$340.2	$161.8	$273.9	$775.9
2020
Canada	$43.4	$73.6	$63.7	$180.7
Europe	205.5	50.7	123.6	379.8
Asia	3.3	10.9	45.6	59.8
Rest of the world	37.7	6.0	45.0	88.7
Total	$289.9	$141.2	$277.9	$709.0

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

(16)  Contract Balances

Contract balances at December 31 are set forth in the following table:

Balance Sheet Account	2022	2021	Change
Unbilled receivables	$91.5	$81.9	$9.6
Contract liabilities - current	(1,370.7)	(1,106.3)	(264.4)
Deferred revenue - non-current	(111.5)	(69.9)	(41.6)
Net contract assets/(liabilities)	$(1,390.7)	$(1,094.3)	$(296.4)

The change in our net contract assets/(liabilities) from December 31, 2021 to December 31, 2022 was due primarily to net contract liabilities associated with the acquisitions completed during the year ended December 31, 2022, the timing of payments and invoicing relating to Software-as-a-Service (“SaaS”) and post contract support (“PCS”) renewals, partially offset by the increase in unbilled receivables due to the timing of invoicing related to software milestone billings associated with multi-year term license renewals and software implementations.

Revenue recognized during the year ended December 31, 2022 and 2021 that was included in the contract liability balance on December 31, 2021 and 2020 was $1,053.1 and $937.2, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in the each of years ended December 31, 2022, 2021 and 2020, respectively.

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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $48.7, $51.8 and $47.2 in operating lease expense, respectively.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the year ended December 31:

	2022	2021	2020
Operating cash flows used for operating leases	$48.3	$51.5	$48.8
Right-of-use assets obtained in exchange for operating lease obligations	53.9	28.2	49.1

The following table presents the lease balances within the Consolidated Balance Sheet related to the Company’s operating leases as of December 31:

Lease Assets and Liabilities	Balance Sheet Account	2022	2021
ASSETS:
Operating lease ROU assets	Other assets	$196.1	$188.1

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	46.4	41.5
Operating lease liabilities	Other liabilities	164.2	156.9
Total operating lease liabilities		$210.6	$198.4

Future minimum lease payments under non-cancellable leases were as follows:

2023	$50.7
2024	43.8
2025	36.4
2026	29.1
2027	22.9
Thereafter	42.2
Total operating lease payments	225.1
Less: Imputed interest	14.5
Total operating lease liabilities	$210.6

Weighted average remaining lease term - operating leases (years)	6
Weighted average discount rate (%)	2.4

(18) Quarterly Financial Data (unaudited)

The unaudited interim financial information below has been adjusted to incorporate the presentation of discontinued operations. See Note 3 for further information on discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Net revenues	$1,279.8	$1,310.8	$1,350.3	$1,430.9
Gross profit	897.2	911.5	941.8	1,002.3
Income from operations	355.9	362.9	393.2	412.5
Net earnings from continuing operations	236.4	225.0	276.9	247.3
Net earnings from discontinued operations	1,784.1	43.8	50.1	1,681.1
Net earnings	2,020.5	268.8	327.0	1,928.4

Net earnings per share from continuing operations:
Basic	$2.24	$2.13	$2.61	$2.33
Diluted	$2.22	$2.11	$2.59	$2.32

Net earnings per share from discontinued operations:
Basic	$16.89	$0.41	$0.47	$15.85
Diluted	$16.72	$0.41	$0.47	$15.74

Net earnings per share:
Basic	$19.13	$2.54	$3.08	$18.18
Diluted	$18.94	$2.52	$3.06	$18.06

2021
Net revenues	$1,155.3	$1,189.8	$1,232.1	$1,256.6
Gross profit	816.3	839.2	871.7	880.4
Income from operations	317.6	316.2	346.9	260.5
Net earnings from continuing operations	223.0	204.4	210.8	167.1
Net earnings from discontinued operations	66.0	81.9	78.7	120.7
Net earnings	289.0	286.3	289.5	287.8

Net earnings per share from continuing operations:
Basic	$2.12	$1.94	$2.00	$1.58
Diluted	$2.11	$1.92	$1.97	$1.57

Net earnings per share from discontinued operations:
Basic	$0.63	$0.78	$0.75	$1.15
Diluted	$0.62	$0.77	$0.74	$1.13

Net earnings per share:
Basic	$2.75	$2.72	$2.75	$2.73
Diluted	$2.73	$2.69	$2.71	$2.70

The sum of the four quarters may not agree with the total for the year due to rounding.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded the seven acquisitions completed during 2022 from its assessment of internal control over financial reporting as of December 31, 2022. These acquisitions are wholly-owned subsidiaries whose total assets (excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment) represent approximately 1%, and whose aggregate total revenues represent approximately 2%, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2022.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders (“2023 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, as specified below:

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors required by this Item 10 - Directors, Executive Officers and Corporate Governance is contained under the caption “Proposal 1 - Election of Directors” is contained in the 2023 Proxy Statement.

Information regarding our audit committee is contained in the 2023 Proxy Statement under the captions “Corporate Governance” and “Board Committees and Meetings.”
If applicable, information required under this Item with respect to compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which information is incorporated by reference.
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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 - Executive Compensation is contained in the 2023 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(All share amounts are in millions)

Other than as set forth below, the information required by this Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2023 Proxy Statement under the caption “Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	2.985	$312.34
Restricted stock awards (2)	0.445	—
Subtotal	3.430		8.387
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3.430	$—	8.387

(1)Consists of the Amended and Restated 2006 Incentive Plan, the 2016 Incentive Plan and the 2021 Incentive Plan. No additional awards may be granted under the 2006 Incentive Plan or the 2016 Incentive Plan.
(2)The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 - Certain Relationships and Related Transactions, and Director Independence is contained in the 2023 Proxy Statement under the captions “Director Independence” and “Review and Approval of Related Person Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 - Principal Accounting Fees and Services is contained in the 2023 Proxy Statement under the captions “Proposal 4 - Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2023,” and “Independent Public Accountants Fees.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report.

(1) Consolidated Financial Statements: The following Consolidated Financial Statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Earnings for the Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit No.	Description of Exhibit
(a)2.1
Membership Interests Purchase Agreement by and Between TransCore Holdings, Inc., as Seller, and ST Engineering Urban Solutions USA Inc, as Buyer, and, solely for the purposes of certain provisions, Roper Technologies, Inc., as Seller Parent, and Singapore Technologies Engineering LTD, as Parent.*

(b)2.2
Equity Purchase Agreement by and among RIPIC Holdco Inc., Roper International Holding, Inc., RIPIC Equity LLC CD&R Tree Delaware Holdings, L.P. AND, solely for purposes of section 6.25, Roper Technologies, Inc. dated as of May 29, 2022.*

(c)2.3
Equity Purchase and Merger Agreement by and among the Company, Roper T2 LLC, Project Franklin Merger Sub LLC, Frontline Technologies Parent LLC, Roper Operations Company II LLC, the Blocker Sellers and the Representative, dated as of August 30, 2022.*

(d)3.1	Restated Certificate of Incorporation as amended through April 24, 2015.
(e)3.2	Amended and Restated By-Laws.
(f)4.1	Indenture between Registrant and Wells Fargo Bank, dated as of August 4, 2008.
(g)4.2	Indenture between Registrant and Wells Fargo Bank, dated as of November 26, 2018.
(h)4.3	Form of Note.
(i)4.4	Form of 3.650% Senior Notes due 2023.
(i)4.5	Form of 4.200% Senior Notes due 2028.
(j)4.6	Form of 3.850% Senior Notes due 2025.
(k)4.7	Form of 3.800% Senior Notes due 2026.
(l)4.8	Form of 2.350% Senior Notes due 2024.
(l)4.9	Form of 2.950% Senior Notes due 2029.
(m)4.10	Form of 2.000% Senior Notes due 2030.
(n)4.11	Form of 1.000% Senior Notes due 2025.
(n)4.12	Form of 1.400% Senior Notes due 2027.
(n)4.13	Form of 1.750% Senior Notes due 2031.
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.
(o)10.1	Employee Stock Purchase Plan, as amended and restated. †
(p)10.2	First Amendment to Roper Technologies, Inc. Employee Stock Purchase Plan (As Amended and Restated effective July 1, 2020).†
10.3	Non-Qualified Retirement Plan, as amended, filed herewith. †
(q)10.4
Credit Agreement dated as of July 21, 2022, among Roper, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S Bank, National Association, as documentation agents.

(r)10.5	Amended and Restated 2006 Incentive Plan. †
(s)10.6	Form of Restricted Stock Agreement for Employees under the 2006 Plan. †
(s)10.7	Form of Non-Statutory Stock Option Agreement under the 2006 Plan. †
(t)10.8	Offer letter to John K. Stipancich. †
(u)10.9	Form of director and officer indemnification agreement. †
(v)10.10	2016 Incentive Plan. †
(w)10.11	Amendment No. 1 to the 2016 Incentive Plan.†
(x)10.12	Form of Cash Settled Restricted Stock Unit Award Agreement for Non-US Employees, under the 2016 Incentive Plan. †
(y)10.13	Form of Non-Statutory Stock Option Agreement, under the 2016 Incentive Plan.†
(z)10.14	Form of Restricted Stock Award Agreement, under the 2016 Incentive Plan.†
(aa)10.15	Form of Performance Based Restricted Stock Award Agreement, under the 2016 Incentive Plan.†
(bb)10.16	Offer Letter to Neil Hunn. †
(cc)10.17	Long-Term Incentive Opportunity Agreement for Neil Hunn. †
(dd)10.18	Retirement Agreement and General Release, dated February 1, 2019, by and between the Company and Paul Soni. †
(ee)10.19	2021 Incentive Plan. †
(ff)10.20	Form of Performance Based Restricted Stock Award Agreement, under the 2021 Incentive Plan.†
(ff)10.21	Form of Non-Statutory Stock Option Agreement, under the 2021 Incentive Plan.†
(ff)10.22	Form of Restricted Stock Award Agreement, under the 2021 Incentive Plan.†
(gg)10.23	Roper Technologies, Inc. Director Compensation Plan. †
(hh)10.24	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2021 Incentive Plan (included in Exhibit 10.23).
(ii)10.25	Form of Non-Employee Director Restricted Stock Award Agreement under the 2021 Incentive Plan (included in Exhibit 10.23).
(jj)10.26	Separation Agreement and Full Release dated December 13, 2022 by and between Roper Technologies, Inc. and Robert Crisci. †
(kk)10.27	Service Provider Agreement dated December 13, 2022 by and between Roper Technologies, Inc. and Robert Crisci. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officers, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contract or compensatory plan or arrangement.
*	The related exhibits and schedules are not being filed herewith. The Company agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.
a)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021 (file no. 1-12273).
b)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2022 (file no. 1-12273).
c)	Incorporated herein by reference to Exhibit 2.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 30, 2022 (file no. 1-12273).
d)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 (file no. 1-12273).
e)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
f)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008 (file no. 1-12273).
g)	Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3/ASR filed November 26, 2018 (file no. 333-228532).
h)	Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3/ASR filed November 25, 2015 (file no. 333-208200).
i)	Incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 28, 2018 (file no. 1-12273).
j)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 2015 (file no. 1-12273).
k)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2016 (file no. 1-12273).
l)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 26, 2019 (file no. 1-12273).
m)	Incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 22, 2020 (file no. 1-12273).
n)	Incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed September 1, 2020 (file no. 1-12273).
o)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020. (file no. 1-12273).
p)	Incorporated herein by reference to Exhibit 10.2 to the Roper Technologies, Inc. Quarterly Report on Form 10-Q filed August 3, 2022 (file no. 1-12273).
q)	Incorporated herein by reference to Exhibit 10.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed July 22, 2022 (file no. 1-12273).
r)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
s)	Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Company’s Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
t)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 27, 2017 (file no. 1-12273).
u)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018 (file no. 1-12273).
v)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 26, 2016 (file no. 1-12273).
w)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 27, 2017 (file no. 1-12273).
x)	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 27, 2017 (file no. 1-12273).
y)	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 25, 2019 (file no. 1-12273).
z)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 25, 2019 (file no. 1-12273).
aa)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 25, 2019 (file no. 1-12273).
bb)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 23, 2018 (file no. 1-12273).
cc)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2019 (file no. 1-12273).
dd)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2019 (file no. 1-12273).
ee)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
ff)	Incorporated herein by reference to Exhibit 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
gg)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021 (file no. 1-12273).
hh)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021 (file no. 1-12273).
ii)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021 (file no. 1-12273).
jj)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 15, 2022 (file no. 1-12273).
kk)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed December 15, 2022 (file no. 1-12273).

ITEM 16.     FORM 10-K SUMMARY

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Roper has duly caused this Report to be signed on its behalf by the undersigned, therewith duly authorized.

ROPER TECHNOLOGIES, INC.
(Registrant)

By:	/s/ L. Neil Hunn	February 27, 2023
L. Neil Hunn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Roper and in the capacities and on the dates indicated.

/s/ L. NEIL HUNN	President and Chief Executive Officer
L. Neil Hunn	(Principal Executive Officer)	February 27, 2023

/s/ JASON P. CONLEY	Executive Vice President and Chief Financial Officer
Jason P. Conley	(Principal Financial Officer)	February 27, 2023

/s/ BRANDON CROSS	Vice President and Corporate Controller
Brandon Cross	(Principal Accounting Officer)	February 27, 2023

/s/ AMY WOODS BRINKLEY
Amy Woods Brinkley	Chair of the Board of Directors	February 27, 2023

/s/ SHELLYE L. ARCHAMBEAU
Shellye L. Archambeau	Director	February 27, 2023

/s/ IRENE M. ESTEVES
Irene M. Esteves	Director	February 27, 2023

/s/ ROBERT D. JOHNSON
Robert D. Johnson	Director	February 27, 2023

/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.	Director	February 27, 2023

/s/ LAURA G. THATCHER
Laura G. Thatcher	Director	February 27, 2023

/s/ RICHARD F. WALLMAN
Richard F. Wallman	Director	February 27, 2023

/s/ CHRISTOPHER WRIGHT
Christopher Wright	Director	February 27, 2023