Form 10-Q
period 2023-03-31
ROPER TECHNOLOGIES INC
filed 2023-05-03
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of April 28, 2023 was 106,592,234.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2023	2022
Net revenues	$1,469.7	$1,279.8
Cost of sales	451.1	382.6
Gross profit	1,018.6	897.2

Selling, general and administrative expenses	617.6	541.3
Income from operations	401.0	355.9

Interest expense, net	37.4	52.6
Equity investment activity, net	(1.2)	—
Other expense, net	(2.3)	(2.1)
Earnings before income taxes	360.1	301.2

Income taxes	75.8	64.8
Net earnings from continuing operations	284.3	236.4

Earnings (loss) from discontinued operations, net of tax	(1.2)	66.8
Gain on disposition of discontinued operations, net of tax	—	1,717.3
Net earnings (loss) from discontinued operations	(1.2)	1,784.1

Net earnings	$283.1	$2,020.5

Net earnings per share from continuing operations:
Basic	$2.67	$2.24
Diluted	$2.66	$2.22

Net earnings (loss) per share from discontinued operations:
Basic	$(0.01)	$16.89
Diluted	$(0.01)	$16.72

Net earnings per share:
Basic	$2.66	$19.13
Diluted	$2.65	$18.94

Weighted average common shares outstanding:
Basic	106.3	105.6
Diluted	107.0	106.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2023	2022
Net earnings	$283.1	$2,020.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24.1	(22.9)
Total other comprehensive income (loss), net of tax	24.1	(22.9)

Comprehensive income	$307.2	$1,997.6

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2023	December 31, 2022
ASSETS:

Cash and cash equivalents	$1,181.6	$792.8
Accounts receivable, net	629.1	724.5
Inventories, net	115.0	111.3
Income taxes receivable	25.5	61.0
Unbilled receivables	100.9	91.5
Other current assets	180.1	151.3
Total current assets	2,232.2	1,932.4

Property, plant and equipment, net	86.3	85.3
Goodwill	15,962.8	15,946.1
Other intangible assets, net	7,871.7	8,030.7
Deferred taxes	59.3	55.9
Equity investment	535.0	535.0
Other assets	387.5	395.4
Total assets	$27,134.8	$26,980.8

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$134.0	$122.6
Accrued compensation	154.2	228.8
Deferred revenue	1,303.8	1,370.7
Other accrued liabilities	413.4	454.6
Income taxes payable	70.5	16.6
Current portion of long-term debt, net	699.5	699.2
Total current liabilities	2,775.4	2,892.5

Long-term debt, net of current portion	5,964.4	5,962.5
Deferred taxes	1,652.9	1,676.8
Other liabilities	409.4	411.2
Total liabilities	10,802.1	10,943.0

Commitments and contingencies (Note 9)

Common stock	1.1	1.1
Additional paid-in capital	2,570.4	2,510.2
Retained earnings	13,941.2	13,730.7
Accumulated other comprehensive loss	(162.9)	(187.0)
Treasury stock	(17.1)	(17.2)
Total stockholders' equity	16,332.7	16,037.8

Total liabilities and stockholders' equity	$27,134.8	$26,980.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings from continuing operations	$284.3	$236.4
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	8.6	9.6
Amortization of intangible assets	175.1	145.7
Amortization of deferred financing costs	2.6	3.1
Non-cash stock compensation	29.6	33.0
Income tax provision, excluding tax associated with gain on sale of assets	75.8	64.8
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	98.0	85.6
Unbilled receivables	(8.7)	(10.4)
Inventories	(3.8)	(13.0)
Accounts payable	11.2	10.1
Other accrued liabilities	(103.7)	(106.6)
Deferred revenue	(61.4)	28.4
Cash income taxes paid	(16.0)	(22.3)
Other, net	(26.7)	(23.1)
Cash provided by operating activities from continuing operations	464.9	441.3
Cash provided by (used in) operating activities from discontinued operations	(1.2)	34.0
Cash provided by operating activities	463.7	475.3

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(1.1)	(53.2)
Capital expenditures	(9.8)	(5.4)
Capitalized software expenditures	(9.9)	(7.5)
Other, net	(2.8)	—
Cash used in investing activities from continuing operations	(23.6)	(66.1)
Proceeds from (used in) disposition of discontinued operations	(3.2)	3,006.2
Cash used in investing activities from discontinued operations	—	(1.9)
Cash provided by (used in) investing activities	(26.8)	2,938.2

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving line of credit, net	—	(470.0)
Cash dividends to stockholders	(72.3)	(65.3)
Proceeds from stock-based compensation, net	15.1	21.0
Treasury stock sales	4.7	5.5
Cash flows used in financing activities from continuing operations	(52.5)	(508.8)
Cash flows used in financing activities from discontinued operations	—	(11.4)
Cash flows used in financing activities	(52.5)	(520.2)
(Continued)

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Three months ended March 31,
	2023	2022
Effect of foreign currency exchange rate changes on cash	4.4	(7.3)

Net increase in cash and cash equivalents	388.8	2,886.0

Cash and cash equivalents, beginning of period	792.8	351.5

Cash and cash equivalents, end of period	$1,181.6	$3,237.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2022	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

Net earnings	—	—	283.1	—	—	283.1
Stock option exercises	—	33.7	—	—	—	33.7
Treasury stock sold	—	4.6	—	—	0.1	4.7
Currency translation adjustments	—	—	—	24.1	—	24.1
Stock-based compensation	—	31.4	—	—	—	31.4
Restricted stock activity	—	(9.5)	—	—	—	(9.5)
Dividends declared ($0.6825 per share)	—	—	(72.6)	—	—	(72.6)
Balances at March 31, 2023	$1.1	$2,570.4	$13,941.2	$(162.9)	$(17.1)	$16,332.7

Balances at December 31, 2021	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8

Net earnings	—	—	2,020.5	—	—	2,020.5
Stock option exercises	—	38.7	—	—	—	38.7
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	5.4	—	—	0.1	5.5
Currency translation adjustments	—	—	—	(22.9)	—	(22.9)
Stock-based compensation	—	40.8	—	—	—	40.8
Restricted stock activity	—	(17.7)	—	—	—	(17.7)
Dividends declared ($0.62 per share)	—	—	(65.7)	—	—	(65.7)
Balances at March 31, 2022	$1.1	$2,363.9	$11,410.4	$(206.0)	$(17.5)	$13,551.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
All currency and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2022 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K (“Annual Report”) filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Discontinued Operations

Roper has completed the divestitures of TransCore, Zetec, CIVCO Radiotherapy (“2021 Divestitures”), and the majority stake in its industrial businesses (“Indicor”). The financial results for these businesses are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within these notes to the Condensed Consolidated Financial Statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.

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

Weighted average shares outstanding are shown below:

	Three months ended March 31,
	2023	2022
Basic shares outstanding	106.3	105.6
Effect of potential common stock:
Common stock awards	0.7	1.1
Diluted shares outstanding	107.0	106.7

For the three months ended March 31, 2023, there were 1.150 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.840 outstanding stock options that would have been antidilutive in the respective 2022 period.

4.    Discontinued Operations

The Company concluded that the 2021 Divestitures and the sale of a majority 51% stake in Indicor each represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the financial results related to these transactions are presented in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

The following transactions closed in the first quarter of 2022:

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

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to the TransCore and Zetec businesses:

Three Months Ended March 31,
2022
Net revenues	$100.4
Cost of sales	71.2
Gross profit	29.2

Selling, general and administrative expenses (1)	19.9
Income from operations	9.3

Other income, net	0.1

Earnings before income taxes	9.4

Income taxes	(6.2)

Earnings from discontinued operations, net of tax	15.6

Gain on disposition of discontinued operations, net of tax (2)	1,717.3

Net earnings from discontinued operations	$1,732.9
(1) Includes stock-based compensation expense of $0.9. Stock-based compensation for discontinued operations was previously reported as a component of unallocated corporate general and administrative expenses.
(2) Includes expense of $4.5 associated with accelerated vesting of share-based awards.

Indicor - On November 22, 2022, Roper completed the divestiture of a majority 51% stake in Indicor to Clayton, Dubilier & Rice, LLC (“CD&R”). In connection with the transaction, Roper retained an initial 49% minority equity interest in Indicor (described further in Note 8).

The following table summarizes the major classes of revenue and expenses constituting net income from discontinued operations attributable to Indicor:

	Three Months Ended March 31,
	2023	2022 (1)
Net revenues	$—	$246.8
Cost of sales	—	113.9
Gross profit	—	132.9

Selling, general and administrative expenses	1.2	67.7
Income from operations	(1.2)	65.2

Other income, net	—	0.2

Earnings (loss) before income taxes	(1.2)	65.4

Income taxes	—	14.2

Earnings (loss) from discontinued operations, net of tax	$(1.2)	$51.2
(1) Includes depreciation and amortization expense of $3.9 and stock-based compensation expense of $2.9. Stock-based compensation was previously reported as a component of unallocated corporate general and administrative expenses.

5.    Stock Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation	$30.2	$33.0
Tax effect recognized in net earnings from continuing operations	5.2	7.0

Stock Options - In the three months ended March 31, 2023, 0.353 options were granted with a weighted average fair value of $128.89 per option. During the same period in 2022, 0.365 options were granted with a weighted average fair value of $115.83 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plans.

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

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2023	2022
Risk-free interest rate (%)	3.73	2.05
Expected option life (years)	5.65	5.63
Expected volatility (%)	26.02	24.52
Expected dividend yield (%)	0.64	0.54

Cash received from option exercises for the three months ended March 31, 2023 and 2022 was $24.6 and $38.7, respectively.

Restricted Stock Grants - During both the three months ended March 31, 2023 and 2022, the Company granted 0.219 shares with a weighted average grant date fair value of $428.20 and $455.84 per restricted share, respectively. All grants were issued at grant date fair value.

During the three months ended March 31, 2023, 0.082 restricted shares vested with a weighted average grant date fair value of $376.74 per restricted share and a weighted average vest date fair value of $435.75 per restricted share.

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

During the three months ended March 31, 2023 and 2022, participants in the ESPP purchased 0.012 and 0.013 shares of Roper’s common stock for total consideration of $4.7 and $5.5, respectively. All shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventory were as follows:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$63.0	$60.6
Work in process	26.9	24.9
Finished products	32.1	31.3
Inventory reserves	(7.0)	(5.5)
Inventories, net	$115.0	$111.3

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2022	$11,417.5	$3,598.3	$930.3	$15,946.1
Other	0.1	—	—	0.1
Currency translation adjustments	5.9	10.9	(0.2)	16.6
Balances at March 31, 2023	$11,423.5	$3,609.2	$930.1	$15,962.8

Other relates primarily to purchase accounting adjustments for acquisitions completed in 2022.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$9,300.7	$(2,437.7)	$6,863.0
Unpatented technology	954.6	(506.9)	447.7
Software	149.0	(134.0)	15.0
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	9.7	(3.1)	6.6
Assets not subject to amortization:
Trade names	689.3	—	689.3
Balances at December 31, 2022	$11,113.6	$(3,082.9)	$8,030.7

Assets subject to amortization:
Customer related intangibles	$9,310.5	$(2,576.2)	$6,734.3
Unpatented technology	959.3	(539.4)	419.9
Software	149.1	(136.8)	12.3
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	9.7	(3.8)	5.9
Assets not subject to amortization:
Trade names	690.2	—	690.2
Balances at March 31, 2023	$11,129.1	$(3,257.4)	$7,871.7

Amortization expense of other intangible assets was $170.4 and $143.3 during the three months ended March 31, 2023 and 2022, respectively.

An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2023. The Company will perform the annual analysis during the fourth quarter of 2023.

8.    Fair Value

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

Debt - Roper’s debt included $6,700 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair Value
Principal Amount	Interest rate	Year of maturity	As of March 31, 2023
$700	3.650%	2023	$695
$500	2.350%	2024	$482
$300	3.850%	2025	$295
$700	1.000%	2025	$641
$700	3.800%	2026	$679
$700	1.400%	2027	$609
$800	4.200%	2028	$788
$700	2.950%	2029	$629
$600	2.000%	2030	$497
$1,000	1.750%	2031	$803

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Indicor Investment - Following the sale of a majority stake in its industrial businesses to CD&R, Roper now holds a minority 48.6% equity interest in Indicor. We elected to apply the fair value option as we believe this is the most reasonable method to value the equity investment. The fair value of Roper’s equity investment in Indicor is updated on a quarterly basis and its impact is reported as "Equity investment activity, net." There was no change in fair value between December 31, 2022 and March 31, 2023.

The assessment of fair value for the equity investment requires significant judgments to be made by management. Although our assumptions are considered reasonable and are consistent, there is significant judgment applied. Changes in estimates or the application of alternative assumptions could produce significantly different results. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

On April 26, 2023, Indicor announced its planned divestiture of its Compressor Controls business unit to Honeywell International Inc. for approximately $670. This transaction will be contemplated in our assessment of the fair value of our equity investment in the second quarter.

9.    Contingencies

Roper, in the ordinary course of business, is party to various pending or threatened legal actions, including product liability, intellectual property, antitrust, data privacy and employment practices that, in general, are of a nature consistent with those over the past several years. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of such legal claims and the availability and limits of the primary, excess, and umbrella liability insurance coverages with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper’s consolidated financial position, results of operations or cash flows. However, no assurances can be given in this regard.

Roper’s subsidiary, Vertafore, Inc., had been named in three putative class actions, all of which are now dismissed: two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020) and Masciotra, et al. v. Vertafore, Inc. (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred)), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case, with the dismissal affirmed by the U.S. Fifth Circuit Court of Appeals, effectively concluding the litigation. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In February 2023, the court granted Vertafore’s motion to dismiss the Mulvey case, and Plaintiff failed to appeal the dismissal effectively concluding the matter. Both the Allen and Mulvey cases purported to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases sought recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. As set forth above, all of these matters have now been dismissed.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), was a defendant in a patent infringement action pending in the United States District Court for the Western District of Washington (Berall v. Verathon, Inc., Case No. 2:2021mc00043). The plaintiff claimed that video laryngoscopes and certain accessories sold by Verathon and other manufacturers from approximately 2004 through 2016 infringed U.S. Patent 5,827,178 (the “178 Patent”). Verathon and the plaintiff agreed to settle the matter for $45.0 which was fully concluded and cash settled in the first quarter of 2023.

10.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended March 31,
	2023	2022	Change %
Net revenues:
Application Software	$761.4	$628.2	21.2%
Network Software	354.5	338.5	4.7%
Technology Enabled Products	353.8	313.1	13.0%
Total	$1,469.7	$1,279.8	14.8%
Gross profit:
Application Software	$520.5	$435.4	19.5%
Network Software	299.4	284.9	5.1%
Technology Enabled Products	198.7	176.9	12.3%
Total	$1,018.6	$897.2	13.5%
Operating profit*:
Application Software	$193.2	$172.3	12.1%
Network Software	147.5	136.8	7.8%
Technology Enabled Products	115.5	99.7	15.8%
Total	$456.2	$408.8	11.6%
Long-lived assets:
Application Software	$153.3	$135.8	12.9%
Network Software	30.7	26.2	17.2%
Technology Enabled Products	29.2	27.0	8.1%
Total	$213.2	$189.0	12.8%

*Segment operating profit is before unallocated corporate general and administrative and enterprise-wide stock-based compensation expenses. These expenses were $55.2 and $52.9 for the three months ended March 31, 2023 and 2022, respectively.

11.    Revenues from Contracts

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

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue Stream
Software related
Recurring	$580.6	$255.9	$3.8	$840.3	$461.5	$237.2	$2.6	$701.3
Reoccurring	35.4	64.2	—	99.6	31.7	60.5	—	92.2
Non-recurring	145.4	34.4	0.4	180.2	135.0	40.8	0.3	176.1
Total Software Revenues	761.4	354.5	4.2	1,120.1	628.2	338.5	2.9	969.6

Product Revenue	—	—	349.6	349.6	—	—	310.2	310.2
Total Revenue	$761.4	$354.5	$353.8	$1,469.7	$628.2	$338.5	$313.1	$1,279.8

Remaining performance obligations - Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,203.0. We expect to recognize revenue of $2,872.5, or approximately 68% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance Sheet Account	March 31, 2023	December 31, 2022	Change
Unbilled receivables	$100.9	$91.5	$9.4
Deferred revenue - current	(1,303.8)	(1,370.7)	66.9
Deferred revenue - non-current (1)	(121.4)	(111.5)	(9.9)
Net contract assets/(liabilities)	$(1,324.3)	$(1,390.7)	$66.4
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2022 to March 31, 2023 was due primarily to the timing of payments and invoicing relating to SaaS and post contract support (“PCS”) contracts, driven largely by the renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2022 and 2021 was $589.9 and $489.3 for the three months ended March 31, 2023 and 2022, respectively. In order to determine revenues recognized in the period, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, we had $64.5 and $64.8 of total deferred commissions, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on form 10-K for the year ended December 31, 2022 (“Annual Report”) as filed on February 27, 2023 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include any ongoing impacts of the COVID-19 pandemic on our business, operations, financial results and liquidity, which will depend on numerous evolving factors that we cannot accurately predict or assess, including: any negative impact on global and regional markets, economies and economic activity, our customers, suppliers, and business partners, and how quickly and whether economies and demand for our products and services recover.

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
•product liability, litigation, and insurance risks;
•future competition;
•the cyclical nature of some of our markets;
•reduction of business with large customers;
•risks associated with government contracts;
•changes in the supply of, or price for, labor, energy, raw materials, parts and components, including as a result of impacts from the current inflationary environment, supply chain constraints or additional or ongoing impacts of the COVID-19 pandemic;
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

We pursue consistent and sustainable growth in revenue, earnings and cash flow by enabling continuous improvement in the operating performance of our businesses and by acquiring other businesses that offer high value-added software, services, technology-enabled products and solutions that we believe are capable of achieving growth and maintaining high margins.

Discontinued Operations

Roper has completed the divestitures of TransCore, Zetec, CIVCO Radiotherapy (“2021 Divestitures”), and the majority stake in its industrial businesses (“Indicor” or “Indicor Transaction”). The financial results for these businesses are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within these notes to the Condensed Consolidated Financial Statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated.

	Three months ended March 31,
	2023	2022
Net revenues:
Application Software	$761.4	$628.2
Network Software	354.5	338.5
Technology Enabled Products	353.8	313.1
Total	$1,469.7	$1,279.8
Gross margin:
Application Software	68.4%	69.3%
Network Software	84.5	84.2
Technology Enabled Products	56.2	56.5
Total	69.3	70.1
Selling, general and administrative expenses:
Application Software	43.0%	41.9%
Network Software	42.8	43.8
Technology Enabled Products	23.5	24.7
Total	38.3	38.2
Segment operating margin:
Application Software	25.4%	27.4%
Network Software	41.6	40.4
Technology Enabled Products	32.6	31.8
Total	31.0	31.9
Corporate administrative expenses	(3.8)	(4.1)
Income from operations	27.3	27.8
Interest expense, net	(2.5)	(4.1)
Equity investment activity, net	(0.1)	—
Other expense, net	(0.2)	(0.2)
Earnings before income taxes	24.5	23.5
Income taxes	(5.2)	(5.1)
Net earnings from continuing operations	19.3%	18.5%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Net revenues for the three months ended March 31, 2023 increased by 14.8% as compared to the three months ended March 31, 2022. The components of revenue growth for the three months ended March 31, 2023 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	21.2%	4.7%	13.0%	14.8%
Less Impact of:
Acquisitions/Divestitures	16.2	—	—	8.0
Foreign Exchange	(0.9)	(1.3)	(0.7)	(1.1)
Organic Revenue Growth	5.9%	6.0%	13.7%	7.9%

In our Application Software segment, revenues were $761.4 in the three months ended March 31, 2023 as compared to $628.2 in the three months ended March 31, 2022. The growth of 5.9% in organic revenues was broad-based across the segment led by our businesses serving government contracting, higher education, legal and property and casualty insurance markets. Gross margin decreased to 68.4% in the three months ended March 31, 2023 as compared to 69.3% in the three months ended March 31, 2022 due primarily to headcount to support growth, and a higher mix of SaaS and professional service revenue across a number of businesses. SG&A expenses increased as a percentage of revenue to 43.0% in the three months ended March 31, 2023 as compared to 41.9% in the three months ended March 31, 2022 due primarily to higher amortization of acquired intangibles from the Frontline acquisition. The resulting operating margin was 25.4% in the three months ended March 31, 2023 as compared to 27.4% in the three months ended March 31, 2022.

In our Network Software segment, revenues were $354.5 in the three months ended March 31, 2023 as compared to $338.5 in the three months ended March 31, 2022. The growth of 6.0% in organic revenues was led by our network software businesses serving the freight match, life insurance and alternate site healthcare markets. Gross margin increased to 84.5% in the three months ended March 31, 2023 as compared to 84.2% in the three months ended March 31, 2022 due to operating leverage on higher organic revenues. SG&A expenses decreased as a percentage of revenues at 42.8% in the three months ended March 31, 2023 as compared to 43.8% in the three months ended March 31, 2022 due to operating leverage on higher organic revenues combined with revenue mix. As a result, operating margin was 41.6% in the three months ended March 31, 2023 as compared to 40.4% in the three months ended March 31, 2022.

In our Technology Enabled Products segment, revenues were $353.8 in the three months ended March 31, 2023 as compared to $313.1 in the three months ended March 31, 2022. The growth of 13.7% in organic revenues was led by our water meter technology and medical products businesses. Gross margin decreased to 56.2% in the three months ended March 31, 2023 as compared to 56.5% in the three months ended March 31, 2022 due primarily to revenue mix partially offset by operating leverage on higher organic sales. SG&A expenses as a percentage of revenues decreased to 23.5% in the three months ended March 31, 2023 as compared to 24.7% in the three months ended March 31, 2022 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 32.6% in the three months ended March 31, 2023 as compared to 31.8% in the three months ended March 31, 2022.

Corporate expenses increased to $55.2, or 3.8% of revenues, in the three months ended March 31, 2023 as compared to $52.9, or 4.1% of revenues, in the three months ended March 31, 2022. The dollar increase was due primarily to higher professional services expense partially offset by lower compensation expense.

Net interest expense decreased to $37.4 for the three months ended March 31, 2023 as compared to $52.6 for the three months ended March 31, 2022 due to higher interest income earned on our cash and cash equivalents and lower weighted average debt balances.

Equity investment activity, net was $1.2 for the three months ended March 31, 2023 due to non-cash stock compensation runoff expenses for Indicor employees which will not recur.

Other expense, net, of $2.3 for the three months ended March 31, 2023 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other expense, net, of $2.1 for the three months ended March 31, 2022 was composed primarily of a one-time charge associated with a transaction to transfer the remainder of our exposure related to asbestos claims within the Indicor parameter to a third party, partially offset by foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percent of pretax earnings were 21.0% for the three months ended March 31, 2023 as compared to 21.5% for the three months ended March 31, 2022. The rate was primarily impacted by an increase in research and development (R&D) tax credit utilization and a benefit from foreign-derived intangible income.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 17% to $2,872.5 at March 31, 2023 as compared to $2,455.6 at March 31, 2022. Organic growth in backlog was 13% and acquisitions contributed 5% which was partially offset by foreign exchange impact of 1%.

	Backlog as of
	March 31,
	2023	2022
Application Software	$1,706.3	$1,567.5
Network Software	523.1	450.4
Technology Enabled Products	643.1	437.7
Total	$2,872.5	$2,455.6

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
Cash provided by (used in):	2023	2022
Continuing operations:
Cash provided by operating activities	$464.9	$441.3
Cash used in investing activities	(23.6)	(66.1)
Cash used in financing activities	(52.5)	(508.8)
Cash provided by (used in) discontinued operations	(4.4)	3,026.9

Operating activities - Net cash provided by operating activities from continuing operations increased by 5% to $464.9 in the three months ended March 31, 2023 as compared to $441.3 in the three months ended March 31, 2022, due to higher net income from continuing operations net of non-cash expenses. These cash inflows were partially offset by less cash provided by working capital primarily due to the timing of SaaS renewals primarily associated with Frontline and cash payment of $45.0 million related to the settlement of the Berall v. Verathon patent litigation matter.

Investing activities - Cash used in investing activities from continuing operations during the three months ended March 31, 2023 is primarily due to capitalized software expenditures and capital expenditures. Cash used in investing activities from continuing operations during the three months ended March 31, 2022 was due primarily to business acquisitions.

Financing activities - Cash used in financing activities from continuing operations for the three months ended March 31, 2023 was primarily due to dividend payments. Cash used in financing activities for the three months ended March 31, 2022 was primarily due to repayments on our unsecured credit facility and dividend payments.

Discontinued operations - Cash provided by discontinued operations during the three months ended March 31, 2022 was primarily due to proceeds received from the sale of TransCore and Zetec.

Total debt consisted of the following:

As of March 31, 2023
Fixed-rate senior notes	$6,700.0
Unsecured credit facility	—
Deferred finance costs	(36.4)
Other	0.3
Total debt, net of deferred finance costs	6,663.9
Less current portion	699.5
Long-term debt, net of deferred finance costs	$5,964.4

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At March 31, 2023, we had no outstanding borrowings under our unsecured credit facility and $19.1 of outstanding letters of credit.

Cash at our foreign subsidiaries at March 31, 2023 increased to $277.9 as compared to $234.0 at December 31, 2022 due primarily to the cash generated at our foreign subsidiaries during the three months ended March 31, 2023. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2023.

Net working capital (total current assets, excluding cash less total current liabilities, excluding debt) was negative $1,025.3 at March 31, 2023 as compared to negative $1,053.7 at December 31, 2022 primarily driven by payments for accrued compensation, reduction in deferred revenue due to the timing of Frontline renewals, and the cash payment related to the settlement of the Berall v. Verathon patent litigation matter which were offset by collections on accounts receivable and an increase in income taxes payable. Total debt, net of deferred finance costs was $6,663.9 at March 31, 2023 as compared to $6,661.7 at December 31, 2022. Our leverage on a continuing operations basis is shown in the following table:

	March 31, 2023	December 31, 2022
Total debt, net of deferred finance costs	$6,663.9	$6,661.7
Cash	(1,181.6)	(792.8)
Net debt	5,482.3	5,868.9
Stockholders’ equity	16,332.7	16,037.8
Total net capital	$21,815.0	$21,906.7

Net debt / total net capital	25.1%	26.8%

Capital expenditures were $9.8 for the three months ended March 31, 2023 as compared to $5.4 for the three months ended March 31, 2022. Capitalized software expenditures were $9.9 for the three months ended March 31, 2023 as compared to $7.5 for the three months ended March 31, 2022. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

Off-Balance Sheet Arrangements

At March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties, including the current inflationary environment, supply chain disruptions and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine), significant terrorist attack, other global conflict, or new or ongoing public health crisis (such as the COVID-19 pandemic) could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition and results of operations. Such acquisitions may be financed by the use of existing credit agreements, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies and the impact of the aforementioned geopolitical and economic uncertainties and the financial markets generally. None of these factors can be predicted with certainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2023.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of our 2022 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2023 to our risk factors previously disclosed in the 2022 Annual Report on Form 10-K.

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

Roper Technologies, Inc.

/S/ L. Neil Hunn	President and Chief Executive Officer	May 3, 2023
L. Neil Hunn	(Principal Executive Officer)

/S/ Jason P. Conley	Executive Vice President and Chief Financial Officer	May 3, 2023
Jason P. Conley	(Principal Financial Officer)

/S/ Brandon Cross	Vice President and Corporate Controller	May 3, 2023
Brandon Cross	(Principal Accounting Officer)