Form 10-Q
period 2023-06-30
ROPER TECHNOLOGIES INC
filed 2023-08-03
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to                .

Commission File Number   1-12273
ROPER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		51-0263969
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6496 University Parkway
Sarasota,	Florida	34240
(Address of principal executive offices)		(Zip Code)
(941) 556-2601
(Registrant’s telephone number, including area code)
6901 Professional Parkway, Suite 200
Sarasota, Florida 34240
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	ROP	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of July 28, 2023 was 106,710,899.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenues	$1,531.2	$1,310.8	$3,000.9	$2,590.6
Cost of sales	464.1	399.3	915.2	781.9
Gross profit	1,067.1	911.5	2,085.7	1,808.7

Selling, general and administrative expenses	631.8	548.6	1,249.4	1,089.9
Income from operations	435.3	362.9	836.3	718.8

Interest expense, net	34.8	44.7	72.2	97.3
Equity investment activity, net	66.0	—	64.8	—
Other expense, net	(2.8)	(1.3)	(5.1)	(3.4)
Earnings before income taxes	463.7	316.9	823.8	618.1

Income taxes	102.7	91.9	178.5	156.7
Net earnings from continuing operations	361.0	225.0	645.3	461.4

Earnings (loss) from discontinued operations, net of tax	—	54.5	(1.2)	121.3
Gain (loss) on disposition of discontinued operations, net of tax	3.9	(10.7)	3.9	1,706.6
Net earnings from discontinued operations	3.9	43.8	2.7	1,827.9

Net earnings	$364.9	$268.8	$648.0	$2,289.3

Net earnings per share from continuing operations:
Basic	$3.38	$2.13	$6.06	$4.36
Diluted	$3.36	$2.11	$6.02	$4.32

Net earnings per share from discontinued operations:
Basic	$0.04	$0.41	$0.03	$17.28
Diluted	$0.04	$0.41	$0.02	$17.12

Net earnings per share:
Basic	$3.42	$2.54	$6.09	$21.64
Diluted	$3.40	$2.52	$6.04	$21.44

Weighted average common shares outstanding:
Basic	106.6	105.9	106.4	105.8
Diluted	107.4	106.8	107.2	106.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net earnings	$364.9	$268.8	$648.0	$2,289.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	36.2	(81.8)	60.3	(104.7)
Total other comprehensive income (loss), net of tax	36.2	(81.8)	60.3	(104.7)

Comprehensive income	$401.1	$187.0	$708.3	$2,184.6

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2023	December 31, 2022
ASSETS:

Cash and cash equivalents	$1,462.8	$792.8
Accounts receivable, net	684.4	724.5
Inventories, net	118.0	111.3
Income taxes receivable	53.4	61.0
Unbilled receivables	108.1	91.5
Other current assets	179.4	151.3
Total current assets	2,606.1	1,932.4

Property, plant and equipment, net	93.7	85.3
Goodwill	16,002.5	15,946.1
Other intangible assets, net	7,718.8	8,030.7
Deferred taxes	48.2	55.9
Equity investment	591.3	535.0
Other assets	399.8	395.4
Total assets	$27,460.4	$26,980.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$141.1	$122.6
Accrued compensation	183.8	228.8
Deferred revenue	1,279.8	1,370.7
Other accrued liabilities	397.1	454.6
Income taxes payable	62.3	16.6
Current portion of long-term debt, net	699.8	699.2
Total current liabilities	2,763.9	2,892.5

Long-term debt, net of current portion	5,966.3	5,962.5
Deferred taxes	1,589.4	1,676.8
Other liabilities	394.9	411.2
Total liabilities	10,714.5	10,943.0

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,655.3	2,510.2
Retained earnings	14,233.2	13,730.7
Accumulated other comprehensive loss	(126.7)	(187.0)
Treasury stock	(17.0)	(17.2)
Total stockholders’ equity	16,745.9	16,037.8

Total liabilities and stockholders’ equity	$27,460.4	$26,980.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings from continuing operations	$645.3	$461.4
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	17.3	18.7
Amortization of intangible assets	350.6	291.3
Amortization of deferred financing costs	5.1	6.3
Non-cash stock compensation	63.5	61.2
Equity investment activity, net	(64.8)	—
Income tax provision	178.5	156.7
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	46.7	55.2
Unbilled receivables	(14.9)	(24.7)
Inventories	(5.9)	(23.7)
Accounts payable	17.9	30.9
Other accrued liabilities	(91.0)	(64.7)
Deferred revenue	(98.3)	38.6
Cash tax paid for gain on disposal of businesses	—	(377.9)
Cash income taxes paid, excluding tax associated with gain on disposal of businesses	(231.5)	(279.4)
Other, net	(33.5)	(18.9)
Cash provided by operating activities from continuing operations	785.0	331.0
Cash provided by (used in) operating activities from discontinued operations	(1.7)	80.1
Cash provided by operating activities	783.3	411.1

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(17.3)	(258.9)
Capital expenditures	(24.9)	(13.7)
Capitalized software expenditures	(19.3)	(15.0)
Distributions from equity investment	12.1	—
Other, net	(2.9)	—
Cash used in investing activities from continuing operations	(52.3)	(287.6)
Proceeds from disposition of discontinued operations	2.0	2,995.9
Cash used in investing activities from discontinued operations	—	(3.3)
Cash provided by (used in) investing activities	(50.3)	2,705.0

Cash flows used in financing activities:
Payments under revolving line of credit, net	—	(470.0)
Cash dividends to stockholders	(144.8)	(130.7)
Proceeds from stock-based compensation, net	60.8	40.9
Treasury stock sales	8.4	8.5
Other	(0.2)	(0.2)
Cash flows used in financing activities from continuing operations	(75.8)	(551.5)
Cash flows used in financing activities from discontinued operations	—	(11.4)
Cash flows used in financing activities	(75.8)	(562.9)
(Continued)

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Six months ended June 30,
	2023	2022
Effect of foreign currency exchange rate changes on cash	12.8	(25.6)

Net increase in cash and cash equivalents	670.0	2,527.6

Cash and cash equivalents, beginning of period	792.8	351.5

Cash and cash equivalents, end of period	$1,462.8	$2,879.1

 See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2023	$1.1	$2,570.4	$13,941.2	$(162.9)	$(17.1)	$16,332.7

Net earnings	—	—	364.9	—	—	364.9
Stock option exercises	—	48.1	—	—	—	48.1
Treasury stock sold	—	3.6	—	—	0.1	3.7
Currency translation adjustments	—	—	—	36.2	—	36.2
Stock-based compensation	—	33.8	—	—	—	33.8
Restricted stock activity	—	(0.6)	—	—	—	(0.6)
Dividends declared ($0.6825 per share)	—	—	(72.9)	—	—	(72.9)
Balances at June 30, 2023	$1.1	$2,655.3	$14,233.2	$(126.7)	$(17.0)	$16,745.9

Balances at December 31, 2022	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

Net earnings	—	—	648.0	—	—	648.0
Stock option exercises	—	81.8	—	—	—	81.8
Treasury stock sold	—	8.2	—	—	0.2	8.4
Currency translation adjustments	—	—	—	60.3	—	60.3
Stock-based compensation	—	65.2	—	—	—	65.2
Restricted stock activity	—	(10.1)	—	—	—	(10.1)
Dividends declared ($1.3650 per share)	—	—	(145.5)	—	—	(145.5)
Balances at June 30, 2023	$1.1	$2,655.3	$14,233.2	$(126.7)	$(17.0)	$16,745.9

Balances at March 31, 2022	$1.1	$2,363.9	$11,410.4	$(206.0)	$(17.5)	$13,551.9

Net earnings	—	—	268.8	—	—	268.8
Stock option exercises	—	24.2	—	—	—	24.2
Treasury stock sold	—	2.9	—	—	0.1	3.0
Currency translation adjustments	—	—	—	(81.8)	—	(81.8)
Stock-based compensation	—	30.4	—	—	—	30.4
Restricted stock activity	—	(4.3)	—	—	—	(4.3)
Dividends declared ($0.62 per share)	—	—	(65.7)	—	—	(65.7)
Balances at June 30, 2022	$1.1	$2,417.1	$11,613.5	$(287.8)	$(17.4)	$13,726.5

Balances at December 31, 2021	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8

Net earnings	—	—	2,289.3	—	—	2,289.3
Stock option exercises	—	62.9	—	—	—	62.9
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	8.3	—	—	0.2	8.5
Currency translation adjustments	—	—	—	(104.7)	—	(104.7)
Stock-based compensation	—	71.2	—	—	—	71.2
Restricted stock activity	—	(22.0)	—	—	—	(22.0)
Dividends declared ($1.24 per share)	—	—	(131.4)	—	—	(131.4)
Balances at June 30, 2022	$1.1	$2,417.1	$11,613.5	$(287.8)	$(17.4)	$13,726.5
See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Dollar and share amounts are in millions, except per share data

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our” or “us”) for all periods presented. The December 31, 2022 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K (“Annual Report”) filed on February 27, 2023 with the Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited consolidated financial statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

Discontinued Operations – Roper has completed the divestitures of TransCore, Zetec, CIVCO Radiotherapy (“2021 Divestitures”), and the majority stake in its industrial businesses (“Indicor”). The financial results for these businesses are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within these notes to the Condensed Consolidated Financial Statements relates to continuing operations. Refer to Note 5 for additional information on discontinued operations.

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

Weighted average shares outstanding are shown below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic shares outstanding	106.6	105.9	106.4	105.8
Effect of potential common stock:
Common stock awards	0.8	0.9	0.8	1.0
Diluted shares outstanding	107.4	106.8	107.2	106.8

For the three and six months ended June 30, 2023, there were 0.735 and 0.737 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.819 outstanding stock options that would have been antidilutive in both of the respective 2022 periods.

4.    Business Acquisitions

On May 2, 2023, Roper acquired the outstanding membership interests of Promium, LLC, a leading provider of laboratory information management systems in the environmental and water markets for an aggregate purchase price of $16.5. This acquisition has been integrated into our CliniSys business and its results are reported in the Application Software reportable segment.

The Company recorded $12.2 in goodwill and $6.2 of other identifiable intangibles in connection with this acquisition. The amortizable intangible assets include customer relationships of $5.8 (12 year useful life) and technology of $0.4 (5 year useful life).

The results of operations of the acquired business are included in Roper’s Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date has not been presented because the effects of the acquisition were not material to our financial results.

On May 14, 2023, Roper entered into an agreement to acquire the assets of Replicon Inc., a provider of time tracking software solutions for project and services centric organizations, for a purchase price of approximately $450, which includes a cash tax benefit of approximately $80. This acquisition will be integrated into our Deltek business and is expected to close in the third quarter of 2023.

5.    Discontinued Operations

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

The following transactions closed in the first quarter of 2022:

•On March 17, 2022, Roper closed on the divestiture of our TransCore business to an affiliate of Singapore Technologies Engineering Ltd., for approximately $2,680.0 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain (loss) on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. TransCore was previously included in the historical Network Software & Systems reportable segment.

•On January 5, 2022, Roper closed on the divestiture of our Zetec business to Eddyfi NDT Inc. for approximately $350.0 in cash. The sale resulted in a pretax gain of $255.3 and income tax expense of $60.9, which are reported within “Gain (loss) on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. Zetec was previously included in the historical Process Technologies reportable segment.

The following table summarizes the major classes of revenue and expenses constituting net earnings from discontinued operations attributable to the TransCore and Zetec businesses:

	Three months ended June 30,	Six months ended June 30,
	2022	2022
Net revenues	$—	$100.4
Cost of sales	—	71.2
Gross profit	—	29.2

Selling, general and administrative expenses (1)	—	19.9
Income from operations	—	9.3

Other income, net	—	0.1

Earnings before income taxes	—	9.4

Income taxes	—	(6.2)

Earnings from discontinued operations, net of tax	—	15.6

Gain (loss) on disposition of discontinued operations, net of tax (2)	(10.7)	1,706.6

Net earnings (loss) from discontinued operations	$(10.7)	$1,722.2
(1) Includes stock-based compensation expense of $0.9. Stock-based compensation was previously reported as a component of unallocated corporate general and administrative expenses.
(2) Includes expense of $4.5 associated with accelerated vesting of share-based awards for the six months ended June 30, 2022.

Indicor – On November 22, 2022, Roper completed the divestiture of a majority 51% stake in Indicor to Clayton, Dubilier & Rice, LLC (“CD&R”). In connection with the transaction, Roper retained an initial 49% minority equity interest in Indicor (described further in Note 9).

The following table summarizes the major classes of revenue and expenses constituting net earnings from discontinued operations attributable to Indicor:

	Three months ended June 30,		Six months ended June 30,
	2023	2022 (1)	2023	2022 (1)
Net revenues	$—	$255.1	$—	$501.9
Cost of sales	—	121.4	—	235.3
Gross profit	—	133.7	—	266.6

Selling, general and administrative expenses	0.4	66.8	1.6	134.5
Income (loss) from operations	(0.4)	66.9	(1.6)	132.1

Other income, net	—	0.9	—	1.1

Earnings (loss) before income taxes	(0.4)	67.8	(1.6)	133.2

Income taxes	(0.4)	13.3	(0.4)	27.5

Earnings (loss) from discontinued operations, net of tax	—	54.5	(1.2)	105.7

Gain on disposition of discontinued operations, net of tax	3.9	—	3.9	—

Net earnings from discontinued operations	$3.9	$54.5	$2.7	$105.7
(1) Includes depreciation and amortization expense of $2.5 and $6.4 for the three and six months ended June 30, 2022 and stock-based compensation expense of $2.6 and $5.5 for the three and six months ended June 30, 2022. Stock-based compensation was previously reported as a component of unallocated corporate general and administrative expenses.

6.    Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights or equivalent instruments to Roper’s employees, officers, directors and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock-based compensation	$33.3	$28.2	$63.5	$61.2
Tax effect recognized in net earnings from continuing operations	5.5	5.9	10.7	12.9

Stock Options – In the six months ended June 30, 2023, 0.363 options were granted with a weighted average fair value of $129.01 per option. During the same period in 2022, 0.373 options were granted with a weighted average fair value of $115.92 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plans.

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

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option-pricing model:

	Six months ended June 30,
	2023	2022
Risk-free interest rate (%)	3.73	2.07
Expected option life (years)	5.63	5.63
Expected volatility (%)	26.04	24.52
Expected dividend yield (%)	0.64	0.55

Cash received from option exercises for the six months ended June 30, 2023 and 2022 was $70.9 and $62.9, respectively.

Restricted Stock Grants – During the six months ended June 30, 2023, the Company granted 0.242 shares with a weighted average grant date fair value of $431.05 per restricted share. During the same period in 2022, the Company granted 0.236 shares with a weighted average grant date fair value of $451.30 per restricted share. All grants were issued at grant date fair value.

During the six months ended June 30, 2023, 0.088 restricted shares vested with a weighted average grant date fair value of $377.18 per restricted share and a weighted average vest date fair value of $437.43 per restricted share.

Employee Stock Purchase Plan – Roper’s employee stock purchase plan (“ESPP”) allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing price of the stock on the first and last day of each quarterly offering period. Common stock sold to employees pursuant to the ESPP may be either treasury stock, stock purchased on the open market, or newly issued shares.

During both the six months ended June 30, 2023 and 2022, participants in the ESPP purchased 0.021 shares of Roper’s common stock for total consideration of $8.4 and $8.5, respectively. All shares were purchased from Roper’s treasury shares.

7.    Inventories

The components of inventory were as follows:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$63.6	$60.6
Work in process	24.8	24.9
Finished products	37.4	31.3
Inventory reserves	(7.8)	(5.5)
Inventories, net	$118.0	$111.3

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2022	$11,417.5	$3,598.3	$930.3	$15,946.1
Goodwill acquired	12.2	—	—	12.2
Other	0.6	—	—	0.6
Currency translation adjustments	15.7	27.2	0.7	43.6
Balances at June 30, 2023	$11,446.0	$3,625.5	$931.0	$16,002.5

Other relates primarily to purchase accounting adjustments for acquisitions completed in 2022.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$9,300.7	$(2,437.7)	$6,863.0
Unpatented technology	954.6	(506.9)	447.7
Software	149.0	(134.0)	15.0
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	9.7	(3.1)	6.6
Assets not subject to amortization:
Trade names	689.3	—	689.3
Balances at December 31, 2022	$11,113.6	$(3,082.9)	$8,030.7

Assets subject to amortization:
Customer related intangibles	$9,329.0	$(2,715.9)	$6,613.1
Unpatented technology	962.1	(572.8)	389.3
Software	149.2	(138.8)	10.4
Patents and other protective rights	10.3	(1.3)	9.0
Trade names	9.7	(4.5)	5.2
Assets not subject to amortization:
Trade names	691.8	—	691.8
Balances at June 30, 2023	$11,152.1	$(3,433.3)	$7,718.8

Amortization expense of other intangible assets was $170.5 and $142.6 during the three months ended June 30, 2023 and 2022, respectively, and $340.9 and $285.9 during the six months ended June 30, 2023 and 2022, respectively.

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

9.    Fair Value

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

Debt – Roper’s debt included $6,700 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair value
Principal amount	Interest rate	Year of maturity	As of June 30, 2023
$700	3.650%	2023	$697
$500	2.350%	2024	$481
$300	3.850%	2025	$288
$700	1.000%	2025	$637
$700	3.800%	2026	$669
$700	1.400%	2027	$603
$800	4.200%	2028	$768
$700	2.950%	2029	$619
$600	2.000%	2030	$489
$1,000	1.750%	2031	$791

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Indicor Investment – Following the sale of a majority stake in its industrial businesses to CD&R, Roper now holds a minority 48.1% equity interest in Indicor. We elected to apply the fair value option as we believe this is the most reasonable method to value the equity investment. The fair value of Roper’s equity investment in Indicor is updated on a quarterly basis and its impact is reported as “Equity investment activity, net.”

We initially valued our investment using the implied equity value associated with the sale price of the majority equity interest in Indicor to CD&R. During the second quarter, we revised our valuation methodology to utilize the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of the investment. Our valuation methodology was updated given the passage of time since the transaction date and in consideration of observable market data, including Indicor’s divestiture of its Compressor Controls business unit to Honeywell International, Inc. for approximately $670 which closed on June 30, 2023.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

Three and Six months ended June 30, 2023
Balance at beginning of period	$535.0
Change in fair value	56.3
Balance at end of period	$591.3

The Company received dividend distributions of $12.1 from Indicor during the three and six months ended June 30, 2023, which are reported as a component of “Equity investment activity, net.” These dividend distributions were distributed to offset certain cash taxes associated with the Company’s ownership stake and are contemplated in the determination of the fair value related to the equity investment in Indicor.

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

Roper’s subsidiary, Vertafore, Inc., had been named in three putative class actions, all of which are now dismissed: two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020) and Masciotra, et al. v. Vertafore, Inc. (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred)), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case, with the dismissal affirmed by the U.S. Fifth Circuit Court of Appeals, effectively concluding the litigation. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In February 2023, the court granted Vertafore’s motion to dismiss the Mulvey case, and the plaintiff failed to appeal the dismissal effectively concluding the matter. Both the Allen and Mulvey cases purported to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases sought recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. As set forth above, all of these matters have now been dismissed.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), was a defendant in a patent infringement action pending in the United States District Court for the Western District of Washington (Berall v. Verathon, Inc., Case No. 2:2021mc00043). The plaintiff claimed that video laryngoscopes and certain accessories sold by Verathon and other manufacturers from approximately 2004 through 2016 infringed U.S. Patent 5,827,178. Verathon and the plaintiff agreed to settle the matter for $45.0 which was fully concluded and cash settled in the first quarter of 2023.

11.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change %	2023	2022	Change %
Net revenues:
Application Software	$770.3	$627.5	22.8%	$1,531.7	$1,255.7	22.0%
Network Software	358.1	342.9	4.4%	712.6	681.4	4.6%
Technology Enabled Products	402.8	340.4	18.3%	756.6	653.5	15.8%
Total	$1,531.2	$1,310.8	16.8%	$3,000.9	$2,590.6	15.8%
Gross profit:
Application Software	$531.0	$430.9	23.2%	$1,051.5	$866.3	21.4%
Network Software	303.9	289.1	5.1%	603.3	574.0	5.1%
Technology Enabled Products	232.2	191.5	21.3%	430.9	368.4	17.0%
Total	$1,067.1	$911.5	17.1%	$2,085.7	$1,808.7	15.3%
Operating profit*:
Application Software	$201.2	$165.3	21.7%	$394.4	$337.6	16.8%
Network Software	153.1	137.1	11.7%	300.6	273.9	9.7%
Technology Enabled Products	139.1	111.4	24.9%	254.6	211.1	20.6%
Total	$493.4	$413.8	19.2%	$949.6	$822.6	15.4%
Long-lived assets:
Application Software	$161.9	$136.6	18.5%
Network Software	28.7	27.1	5.9%
Technology Enabled Products	29.8	27.1	10.0%
Total	$220.4	$190.8	15.5%

*Segment operating profit is before unallocated corporate general and administrative and enterprise-wide stock-based compensation expenses. These expenses were $58.1 and $50.9 for the three months ended June 30, 2023 and 2022, respectively, and $113.3 and $103.8 for the six months ended June 30, 2023 and 2022, respectively.

12.    Revenues from Contracts

Disaggregated Revenue – We disaggregate our revenues by reportable segment into four categories: (i) recurring revenue comprised of Software-as-a-Service (“SaaS”) licenses and software maintenance; (ii) reoccurring revenue comprised of transactional and volume-based fees related to software licenses; (iii) non-recurring revenue comprised of term and perpetual software licenses, professional services associated with software products and hardware sold with our software licenses; and (iv) product revenue. See details in the table below:

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue stream
Software related
Recurring	$587.2	$258.3	$4.2	$849.7	$457.9	$244.5	$2.8	$705.2
Reoccurring	34.3	65.7	—	100.0	28.6	62.0	—	90.6
Non-recurring	148.8	34.1	0.4	183.3	141.0	36.4	0.3	177.7
Total Software Revenues	770.3	358.1	4.6	1,133.0	627.5	342.9	3.1	973.5

Product Revenue	—	—	398.2	398.2	—	—	337.3	337.3
Total Revenue	$770.3	$358.1	$402.8	$1,531.2	$627.5	$342.9	$340.4	$1,310.8

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Revenue stream
Software related
Recurring	$1,167.8	$514.2	$8.0	$1,690.0	$919.4	$481.7	$5.4	$1,406.5
Reoccurring	69.7	129.9	—	199.6	60.3	122.5	—	182.8
Non-recurring	294.2	68.5	0.8	363.5	276.0	77.2	0.6	353.8
Total Software Revenues	1,531.7	712.6	8.8	2,253.1	1,255.7	681.4	6.0	1,943.1

Product Revenue	—	—	747.8	747.8	—	—	647.5	647.5
Total Revenue	$1,531.7	$712.6	$756.6	$3,000.9	$1,255.7	$681.4	$653.5	$2,590.6

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,201.3. We expect to recognize revenue of $2,746.8, or approximately 65% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance sheet account	June 30, 2023	December 31, 2022	Change
Unbilled receivables	$108.1	$91.5	$16.6
Deferred revenue – current	(1,279.8)	(1,370.7)	90.9
Deferred revenue – non-current (1)	(116.9)	(111.5)	(5.4)
Net contract assets/(liabilities)	$(1,288.6)	$(1,390.7)	$102.1
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2022 to June 30, 2023 was due primarily to the timing of payments and invoicing relating to SaaS and post contract support (“PCS”) contracts, driven predominantly by the renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2022 and 2021 was $396.7 and $287.4 for the three months ended June 30, 2023 and 2022, respectively, and $986.6 and $776.7 for the six months ended June 30, 2023 and 2022, respectively. In order to determine revenues recognized in the period, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, we had $65.2 and $64.8 of total deferred commissions, respectively.

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
•risks associated with the use of artificial intelligence;

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

Critical Accounting Policies

Other than the changes described in Note 9 with respect to our equity investment in Indicor, there were no material changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenues:
Application Software	$770.3	$627.5	$1,531.7	$1,255.7
Network Software	358.1	342.9	712.6	681.4
Technology Enabled Products	402.8	340.4	756.6	653.5
Total	$1,531.2	$1,310.8	$3,000.9	$2,590.6

Gross margin:
Application Software	68.9%	68.7%	68.6%	69.0%
Network Software	84.9	84.3	84.7	84.2
Technology Enabled Products	57.6	56.3	57.0	56.4
Total	69.7%	69.5%	69.5%	69.8%

Selling, general and administrative expenses:
Application Software	42.8%	42.3%	42.9%	42.1%
Network Software	42.1	44.3	42.5	44.0
Technology Enabled Products	23.1	23.5	23.3	24.1
Total	37.5%	38.0%	37.9%	38.1%

Segment operating margin:
Application Software	26.1%	26.3%	25.7%	26.9%
Network Software	42.8	40.0	42.2	40.2
Technology Enabled Products	34.5	32.7	33.7	32.3
Total	32.2%	31.6%	31.6%	31.8%

Corporate administrative expenses	(3.8)%	(3.9)%	(3.8)%	(4.0)%
Income from operations	28.4	27.7	27.9	27.7
Interest expense, net	(2.3)	(3.4)	(2.4)	(3.8)
Equity investment activity, net	4.3	—	2.2	—
Other expense, net	(0.2)	(0.1)	(0.2)	(0.1)
Earnings before income taxes	30.3	24.2	27.5	23.9
Income taxes	(6.7)	(7.0)	(5.9)	(6.0)
Net earnings from continuing operations	23.6%	17.2%	21.5%	17.8%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Net revenues for the three months ended June 30, 2023 increased by 16.8% as compared to the three months ended June 30, 2022. The components of revenue growth for the three months ended June 30, 2023 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	22.8%	4.4%	18.3%	16.8%
Less Impact of:
Acquisitions/Divestitures	16.5	—	—	7.9
Foreign Exchange	(0.1)	(0.4)	(0.3)	(0.2)
Organic Revenue Growth	6.4%	4.8%	18.6%	9.1%

In our Application Software segment, revenues were $770.3 in the second quarter of 2023 as compared to $627.5 in the second quarter of 2022. The growth of 6.4% in organic revenues was broad-based across the segment led by our businesses serving the acute healthcare, property and casualty insurance, government contracting and legal markets. Gross margin increased to 68.9% in the second quarter of 2023 as compared to 68.7% in the second quarter of 2022 due primarily to revenue mix. Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 42.8% in the second quarter of 2023 as compared to 42.3% in the second quarter of 2022 due primarily to higher amortization of acquired intangibles from the Frontline acquisition. The resulting operating margin was 26.1% in the second quarter of 2023 as compared to 26.3% in the second quarter of 2022.

In our Network Software segment, revenues were $358.1 in the second quarter of 2023 as compared to $342.9 in the second quarter of 2022. The growth of 4.8% in organic revenues was broad-based across the segment led by our businesses serving the freight match, alternate site healthcare and life insurance markets. Gross margin increased to 84.9% in the second quarter of 2023 as compared to 84.3% in the second quarter of 2022 due primarily to operating leverage on higher organic revenues and cost synergies resulting from an acquisition completed by our business serving the construction market. SG&A expenses as a percentage of revenues decreased to 42.1% in the second quarter of 2023 as compared to 44.3% in the second quarter of 2022 due primarily to operating leverage on higher organic revenues. As a result, operating margin was 42.8% in the second quarter of 2023 as compared to 40.0% in the second quarter of 2022.

In our Technology Enabled Products segment, revenues were $402.8 in the second quarter of 2023 as compared to $340.4 in the second quarter of 2022. The growth of 18.6% in organic revenues was broad-based across the segment led by our medical products and water meter technology businesses. Gross margin increased to 57.6% in the second quarter of 2023 as compared to 56.3% in the second quarter of 2022 due primarily to operating leverage as supply chain issues continue to ease. SG&A expenses as a percentage of revenues decreased to 23.1% in the second quarter of 2023 as compared to 23.5% in the second quarter of 2022 due to improved operating leverage on higher organic revenues, partially offset by revenue mix. The resulting operating margin was 34.5% in the second quarter of 2023 as compared to 32.7% in the second quarter of 2022.

Corporate expenses increased to $58.1, or 3.8% of revenues, in the second quarter of 2023 as compared to $50.9, or 3.9% of revenues, in the second quarter of 2022. The dollar increase was due primarily to higher compensation and acquisition-related expenses.

Net interest expense decreased to $34.8 for the second quarter of 2023 as compared to $44.7 for the second quarter of 2022 due to higher interest income earned on our cash and cash equivalents and lower weighted average debt balances.

Equity investment activity, net was a gain of $66.0 for the second quarter of 2023 due primarily to $56.3 associated with the change in fair value of our equity investment and $12.1 of dividend distributions received.

Other expense, net, of $2.8 and $1.3 for the second quarter of 2023 and 2022, respectively, were composed primarily of foreign exchange losses at our non-U.S. based subsidiaries in each respective period.

Income taxes as a percentage of pretax earnings decreased to 22.1% for the second quarter of 2023 as compared to 29.0% for the second quarter of 2022. The 2022 rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring related to the sale of a majority stake in Indicor.

Backlog is equal to our remaining performance obligations expected to be recognized within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 11% to $2,746.8 at June 30, 2023 as compared to $2,467.7 at June 30, 2022. Organic growth in backlog was 8% and acquisitions contributed 3%.

	Backlog as of
	June 30,
	2023	2022
Application Software	$1,654.5	$1,505.1
Network Software	492.2	449.5
Technology Enabled Products	600.1	513.1
Total	$2,746.8	$2,467.7

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Net revenues for the six months ended June 30, 2023 increased by 15.8% as compared to the six months ended June 30, 2022. The components of revenue growth for the six months ended June 30, 2023 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	22.0%	4.6%	15.8%	15.8%
Less Impact of:
Acquisitions/Divestitures	16.4	—	—	7.9
Foreign Exchange	(0.6)	(0.8)	(0.5)	(0.6)
Organic Revenue Growth	6.2%	5.4%	16.3%	8.5%

In our Application Software segment, revenues were $1,531.7 in the six months ended June 30, 2023 as compared to $1,255.7 in the six months ended June 30, 2022. The growth of 6.2% in organic revenues was broad-based across the segment led by our businesses serving the government contracting, property and casualty insurance and acute healthcare markets. Gross margin decreased to 68.6% in the six months ended June 30, 2023 as compared to 69.0% in the six months ended June 30, 2022 due primarily to increased headcount to support growth, and a higher mix of SaaS and professional service revenue across a number of businesses. SG&A expenses as a percentage of revenues increased to 42.9% in the six months ended June 30, 2023 as compared to 42.1% in the six months ended June 30, 2022 due primarily to higher amortization of acquired intangibles from the Frontline acquisition. The resulting operating margin was 25.7% in the six months ended June 30, 2023 as compared to 26.9% in the six months ended June 30, 2022.

In our Network Software segment, revenues were $712.6 in the six months ended June 30, 2023 as compared to $681.4 in the six months ended June 30, 2022. The growth of 5.4% in organic revenues was led by our network software businesses serving the freight match, life insurance and alternate site healthcare markets. Gross margin increased to 84.7% in the six months ended June 30, 2023 as compared to 84.2% in the six months ended June 30, 2022 due primarily to operating leverage on higher organic revenues and cost synergies resulting from an acquisition completed by our business serving the construction market. SG&A expenses as a percentage of revenues decreased to 42.5% in the six months ended June 30, 2023 as compared to 44.0% in the six months ended June 30, 2022 due to operating leverage on higher organic revenues. As a result, operating margin was 42.2% in the six months ended June 30, 2023 as compared to 40.2% in the six months ended June 30, 2022.

In our Technology Enabled Products segment, revenues were $756.6 in the six months ended June 30, 2023 as compared to $653.5 in the six months ended June 30, 2022. The growth of 16.3% in organic revenues was broad-based across the segment led by our water meter technology and medical products businesses. Gross margin increased to 57.0% in the six months ended June 30, 2023 as compared to 56.4% in the six months ended June 30, 2022 due to operating leverage on higher organic revenues. SG&A expenses as a percentage of revenues decreased to 23.3% in the six months ended June 30, 2023 as compared to 24.1% in the six months ended June 30, 2022 due to improved operating leverage on higher organic revenues. The resulting operating margin was 33.7% in the six months ended June 30, 2023 as compared to 32.3% in the six months ended June 30, 2022.

Corporate expenses increased to $113.3, or 3.8% of revenues, in the six months ended June 30, 2023 as compared to $103.8, or 4.0% of revenues, in the six months ended June 30, 2022. The dollar increase was due primarily to higher compensation and acquisition-related expenses.

Net interest expense decreased to $72.2 for the six months ended June 30, 2023 as compared to $97.3 for the six months ended June 30, 2022 due to higher interest income earned on our cash and cash equivalents and lower weighted average debt balances.

Other expense, net, of $5.1 for the six months ended June 30, 2023 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other expense, net, of $3.4 for the six months ended June 30, 2022 was composed primarily of a one-time charge associated with a transaction to transfer the remainder of our exposure related to asbestos claims within the Indicor parameter to a third party and foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percentage of pretax earnings decreased to 21.7% for the six months ended June 30, 2023 as compared to 25.4% for the six months ended June 30, 2022. The 2022 rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring related to the sale of a majority stake in Indicor.

Financial Condition, Liquidity and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
Cash provided by (used in):	2023	2022
Continuing operations:
Cash provided by operating activities	$785.0	$331.0
Cash used in investing activities	(52.3)	(287.6)
Cash used in financing activities	(75.8)	(551.5)
Cash provided by discontinued operations	0.3	3,061.3

Operating activities – Net cash provided by operating activities from continuing operations increased by 137% to $785.0 in the six months ended June 30, 2023 as compared to $331.0 in the six months ended June 30, 2022, due primarily to (i) cash taxes paid in the prior period in connection with the 2021 Divestitures, (ii) higher net income from continuing operations net of non-cash expenses and (iii) lower cash taxes paid due primarily to tax benefits associated with the Frontline acquisition. These cash inflows were partially offset by less cash provided by working capital, primarily due to the timing of SaaS renewals associated with Frontline and the cash payment of $45.0 million related to the settlement of the Berall v. Verathon patent litigation matter.

Investing activities – Cash used in investing activities from continuing operations during the six months ended June 30, 2023 was primarily due to capital expenditures, capitalized software expenditures and a business acquisition, partially offset by dividend distributions received from Indicor. Cash used in investing activities from continuing operations during the six months ended June 30, 2022 was primarily due to business acquisitions.

Financing activities – Cash used in financing activities from continuing operations for the six months ended June 30, 2023 was primarily due to dividend payments, partially offset by net proceeds from stock-based compensation. Cash used in financing activities for the six months ended June 30, 2022 was primarily due to repayments on our unsecured credit facility and dividend payments, partially offset by net proceeds from stock-based compensation.

Discontinued operations – Cash provided by discontinued operations during the six months ended June 30, 2022 was primarily due to proceeds received from the sale of TransCore and Zetec.

Total debt consisted of the following:

As of June 30, 2023
Fixed-rate senior notes	$6,700.0
Unsecured credit facility	—
Deferred finance costs	(34.2)
Other	0.3
Total debt, net of deferred finance costs	6,666.1
Less: Current portion	699.8
Long-term debt, net of deferred finance costs	$5,966.3

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit facility. At June 30, 2023, we had no outstanding borrowings under our unsecured credit facility and $18.4 of outstanding letters of credit.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 22.3%, or $326.4 at June 30, 2023 as compared to 29.5% or $234.0 at December 31, 2022. The dollar increase was due primarily to the cash generated at our foreign subsidiaries during the six months ended June 30, 2023. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2023.

Net working capital (total current assets, excluding cash less total current liabilities, excluding debt) was negative $920.8 at June 30, 2023 as compared to negative $1,053.7 at December 31, 2022 primarily driven by the reduction in deferred revenue due to the timing of SaaS renewals associated with Frontline, payments for accrued compensation, and the cash payment related to the settlement of the Berall v. Verathon patent litigation matter which were offset by an increase in income taxes payable and collections on accounts receivable. Total debt, net of deferred finance costs was $6,666.1 at June 30, 2023 as compared to $6,661.7 at December 31, 2022. Our leverage on a continuing operations basis is shown in the following table:

	June 30, 2023	December 31, 2022
Total debt, net of deferred finance costs	$6,666.1	$6,661.7
Cash and cash equivalents	(1,462.8)	(792.8)
Net debt	5,203.3	5,868.9
Stockholders’ equity	16,745.9	16,037.8
Total net capital	$21,949.2	$21,906.7

Net debt / total net capital	23.7%	26.8%

Capital expenditures were $24.9 for the six months ended June 30, 2023 as compared to $13.7 for the six months ended June 30, 2022. Capitalized software expenditures were $19.3 for the six months ended June 30, 2023 as compared to $15.0 for the six months ended June 30, 2022. We expect the aggregate of capital expenditures and capitalized software expenditures for the balance of the year to be comparable to prior years as a percentage of revenues.

Off-Balance Sheet Arrangements

At June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties, including the current inflationary environment, supply chain disruptions and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine), significant terrorist attack, other global conflict, or new or ongoing public health crisis (similar to the COVID-19 pandemic) could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2023.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our 2022 Annual Report on Form 10-K. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our 2022 Annual Report on Form 10-K. Except for such additional information, there were no material changes during the six months ended June 30, 2023 to the risk factors reported in our 2022 Annual Report on Form 10-K.

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence (“AI”) solutions into our platforms, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services, and features to implement AI ethically and minimize any unintended, harmful impacts.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.                  EXHIBITS

3.1
Amended and Restated Certificate of Incorporation effective as of June 13, 2023 (incorporated herein by reference to Exhibit 3.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed June 14, 2023).

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

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	August 3, 2023
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	August 3, 2023
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	August 3, 2023
Brandon Cross	(Principal Accounting Officer)