Form 10-Q
period 2023-09-30
ROPER TECHNOLOGIES INC
filed 2023-11-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                .

Commission File Number:   1-12273
ROPER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		51-0263969
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6496 University Parkway
Sarasota,	Florida	34240
(Address of principal executive offices)		(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 27, 2023 was 106,822,117.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues	$1,563.4	$1,350.3	$4,564.3	$3,940.9
Cost of sales	467.1	408.5	1,382.3	1,190.4
Gross profit	1,096.3	941.8	3,182.0	2,750.5

Selling, general and administrative expenses	650.2	548.6	1,899.6	1,638.5
Income from operations	446.1	393.2	1,282.4	1,112.0

Interest expense, net	42.4	41.3	114.6	138.6
Equity investment activity, net	33.9	—	98.7	—
Other income (expense), net	5.0	3.6	(0.1)	0.2
Earnings before income taxes	442.6	355.5	1,266.4	973.6

Income taxes	97.0	78.6	275.5	235.3
Net earnings from continuing operations	345.6	276.9	990.9	738.3

Earnings (loss) from discontinued operations, net of tax	(2.9)	49.0	(4.1)	170.3
Gain on disposition of discontinued operations, net of tax	4.5	1.1	8.4	1,707.7
Net earnings from discontinued operations	1.6	50.1	4.3	1,878.0

Net earnings	$347.2	$327.0	$995.2	$2,616.3

Net earnings per share from continuing operations:
Basic	$3.23	$2.61	$9.30	$6.97
Diluted	$3.21	$2.59	$9.23	$6.91

Net earnings per share from discontinued operations:
Basic	$0.02	$0.47	$0.04	$17.74
Diluted	$0.02	$0.47	$0.04	$17.59

Net earnings per share:
Basic	$3.25	$3.08	$9.34	$24.71
Diluted	$3.23	$3.06	$9.27	$24.50

Weighted average common shares outstanding:
Basic	106.7	106.0	106.5	105.9
Diluted	107.6	106.8	107.3	106.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net earnings	$347.2	$327.0	$995.2	$2,616.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(50.1)	(180.9)	10.2	(285.6)
Total other comprehensive income (loss), net of tax	(50.1)	(180.9)	10.2	(285.6)

Comprehensive income	$297.1	$146.1	$1,005.4	$2,330.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2023	December 31, 2022
ASSETS:

Cash and cash equivalents	$299.5	$792.8
Accounts receivable, net	746.4	724.5
Inventories, net	122.5	111.3
Income taxes receivable	55.2	61.0
Unbilled receivables	112.1	91.5
Other current assets	168.8	151.3
Total current assets	1,504.5	1,932.4

Property, plant and equipment, net	98.3	85.3
Goodwill	17,047.6	15,946.1
Other intangible assets, net	8,343.6	8,030.7
Deferred taxes	52.1	55.9
Equity investments	736.4	535.0
Other assets	405.5	395.4
Total assets	$28,188.0	$26,980.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$135.8	$122.6
Accrued compensation	225.3	228.8
Deferred revenue	1,496.7	1,370.7
Other accrued liabilities	389.5	454.6
Income taxes payable	66.1	16.6
Current portion of long-term debt, net	499.3	699.2
Total current liabilities	2,812.7	2,892.5

Long-term debt, net of current portion	6,379.0	5,962.5
Deferred taxes	1,546.0	1,676.8
Other liabilities	411.6	411.2
Total liabilities	11,149.3	10,943.0

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,723.8	2,510.2
Retained earnings	14,507.5	13,730.7
Accumulated other comprehensive loss	(176.8)	(187.0)
Treasury stock	(16.9)	(17.2)
Total stockholders’ equity	17,038.7	16,037.8

Total liabilities and stockholders’ equity	$28,188.0	$26,980.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings from continuing operations	$990.9	$738.3
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	26.3	28.0
Amortization of intangible assets	532.8	438.4
Amortization of deferred financing costs	7.7	9.2
Non-cash stock compensation	99.2	90.8
Equity investment activity, net	(98.7)	—
Income tax provision	275.5	235.3
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	25.8	48.3
Unbilled receivables	(15.3)	(21.7)
Inventories	(11.2)	(33.6)
Accounts payable	12.1	24.7
Other accrued liabilities	(72.0)	(59.0)
Deferred revenue	18.6	(15.2)
Cash taxes paid for gain on disposal of businesses	(16.4)	(534.6)
Cash income taxes paid, excluding tax associated with gain on disposal of businesses	(335.6)	(397.5)
Other, net	(24.0)	(1.2)
Cash provided by operating activities from continuing operations	1,415.7	550.2
Cash provided by (used in) operating activities from discontinued operations	(2.4)	112.7
Cash provided by operating activities	1,413.3	662.9

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(1,970.1)	(580.9)
Capital expenditures	(37.8)	(30.0)
Capitalized software expenditures	(28.7)	(21.9)
Distributions from equity investment	25.3	—
Other, net	0.6	(1.8)
Cash used in investing activities from continuing operations	(2,010.7)	(634.6)
Proceeds from disposition of discontinued operations	2.0	2,997.1
Cash used in investing activities from discontinued operations	—	(4.9)
Cash provided by (used in) investing activities	(2,008.7)	2,357.6

Cash flows from (used in) financing activities:
Payments of senior notes	(700.0)	(800.0)
Borrowings (payments) under revolving line of credit, net	910.0	(470.0)
Debt issuance costs	—	(3.9)
Cash dividends to stockholders	(217.5)	(196.2)
Proceeds from stock-based compensation, net	99.3	57.0
Treasury stock sales	11.6	11.6
Other	(0.1)	(0.3)
Cash provided by (used in) financing activities from continuing operations	103.3	(1,401.8)
Cash used in financing activities from discontinued operations	—	(11.3)
Cash provided by (used in) financing activities	103.3	(1,413.1)
(Continued)

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Nine months ended September 30,
	2023	2022
Effect of exchange rate changes on cash	(1.2)	(64.4)

Net increase (decrease) in cash and cash equivalents	(493.3)	1,543.0

Cash and cash equivalents, beginning of period	792.8	351.5

Cash and cash equivalents, end of period	$299.5	$1,894.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2023	$1.1	$2,655.3	$14,233.2	$(126.7)	$(17.0)	$16,745.9

Net earnings	—	—	347.2	—	—	347.2
Stock option exercises	—	29.9	—	—	—	29.9
Treasury stock sold	—	3.1	—	—	0.1	3.2
Currency translation adjustments	—	—	—	(50.1)	—	(50.1)
Stock-based compensation	—	36.7	—	—	—	36.7
Restricted stock activity	—	(1.2)	—	—	—	(1.2)
Dividends declared ($0.6825 per share)	—	—	(72.9)	—	—	(72.9)
Balances at September 30, 2023	$1.1	$2,723.8	$14,507.5	$(176.8)	$(16.9)	$17,038.7

Balances at December 31, 2022	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

Net earnings	—	—	995.2	—	—	995.2
Stock option exercises	—	111.7	—	—	—	111.7
Treasury stock sold	—	11.3	—	—	0.3	11.6
Currency translation adjustments	—	—	—	10.2	—	10.2
Stock-based compensation	—	101.9	—	—	—	101.9
Restricted stock activity	—	(11.3)	—	—	—	(11.3)
Dividends declared ($2.0475 per share)	—	—	(218.4)	—	—	(218.4)
Balances at September 30, 2023	$1.1	$2,723.8	$14,507.5	$(176.8)	$(16.9)	$17,038.7

Balances at June 30, 2022	$1.1	$2,417.1	$11,613.5	$(287.8)	$(17.4)	$13,726.5

Net earnings	—	—	327.0	—	—	327.0
Stock option exercises	—	17.9	—	—	—	17.9
Treasury stock sold	—	3.0	—	—	0.1	3.1
Currency translation adjustments	—	—	—	(180.9)	—	(180.9)
Stock-based compensation	—	31.7	—	—	—	31.7
Restricted stock activity	—	(1.8)	—	—	—	(1.8)
Dividends declared ($0.62 per share)	—	—	(65.7)	—	—	(65.7)
Balances at September 30, 2022	$1.1	$2,467.9	$11,874.8	$(468.7)	$(17.3)	$13,857.8

Balances at December 31, 2021	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8

Net earnings	—	—	2,616.3	—	—	2,616.3
Stock option exercises	—	80.8	—	—	—	80.8
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	11.3	—	—	0.3	11.6
Currency translation adjustments	—	—	—	(285.6)	—	(285.6)
Stock-based compensation	—	102.9	—	—	—	102.9
Restricted stock activity	—	(23.8)	—	—	—	(23.8)
Dividends declared ($1.86 per share)	—	—	(197.1)	—	—	(197.1)
Balances at September 30, 2022	$1.1	$2,467.9	$11,874.8	$(468.7)	$(17.3)	$13,857.8
See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2022 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K (“Annual Report”) filed on February 27, 2023 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

2.    Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs were assessed and either determined to be not applicable or are expected to have an immaterial impact on the Company’s results of operations, financial position, or cash flows.

3.    Weighted Average Shares Outstanding

Basic earnings per share was calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share was calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options based upon the average trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method.

Weighted average shares outstanding are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic shares outstanding	106.7	106.0	106.5	105.9
Effect of potential common stock:
Common stock awards	0.9	0.8	0.8	0.9
Diluted shares outstanding	107.6	106.8	107.3	106.8

For the three and nine months ended September 30, 2023, there were 0.707 and 0.734 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.832 and 0.829 outstanding stock options that would have been antidilutive in the respective 2022 periods.

4.    Business Acquisitions

On May 2, 2023, Roper acquired the outstanding membership interests of Promium, LLC, a leading provider of laboratory information management systems in the environmental and water markets for a purchase price of $16.5. This acquisition has been integrated into our CliniSys business and its results are reported in the Application Software reportable segment.

On August 7, 2023, Roper acquired the outstanding membership interests of Syntellis Parent, LLC, a Delaware limited liability company and the parent company of Syntellis Performance Solutions, LLC, a leading provider of cloud-based performance management and data solutions for healthcare, financial institutions, and higher education markets for a purchase price of $1,381, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $135 which is expected to be utilized over the next 15 years. This acquisition has been integrated into our Strata business and its results are reported in the Application Software reportable segment.

On August 21, 2023, Roper acquired the assets of Replicon Inc., a provider of time tracking software solutions for project and services centric organizations, for a purchase price of $447.5, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $80 which is expected to be utilized over the next 15 years. This acquisition has been integrated into our Deltek business and its results are reported in the Application Software reportable segment.

The Company recorded $1,137.8 in goodwill, $30.7 assigned to trade names that are not subject to amortization, and $792.7 of other identifiable intangibles in connection with these three acquisitions. The amortizable intangible assets include customer relationships of $710.1 (19.2 year weighted average useful life) and technology of $82.6 (6.6 year weighted average useful life).

The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements since the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date for the acquisitions have not been presented because the effects of the acquisitions were not material to our financial results.

On August 4, 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., a leading provider of professional services automation software, for $125.0, which is recorded as a component of “Equity investments” in our Condensed Consolidated Balance Sheet. The Company’s investment is accounted for under the equity method of accounting. Beginning in the fourth quarter of 2023, Roper will report our proportionate share of earnings/(loss) associated with this investment as a component of “Equity investment activity, net.”

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

The following transactions closed in the first quarter of 2022:

•On March 17, 2022, Roper closed on the divestiture of our TransCore business to an affiliate of Singapore Technologies Engineering Ltd, for approximately $2,680.0 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain on disposition of discontinued operations, net of tax” in the Condensed Consolidated Statements of Earnings. TransCore was previously included in the historical Network Software & Systems reportable segment.

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

The following table summarizes the major classes of revenues and expenses constituting net earnings from discontinued operations attributable to the TransCore and Zetec businesses:

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Net revenues	$—	$100.4
Cost of sales	—	71.2
Gross profit	—	29.2

Selling, general and administrative expenses (1)	—	19.9
Income from operations	—	9.3

Other income, net	—	0.1

Earnings before income taxes	—	9.4

Income taxes	—	(6.2)

Earnings from discontinued operations, net of tax	—	15.6

Gain on disposition of discontinued operations, net of tax (2)	1.1	1,707.7

Net earnings from discontinued operations	$1.1	$1,723.3
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

The following table summarizes the major classes of revenues and expenses constituting net earnings from discontinued operations attributable to Indicor:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022 (1)	2023	2022 (1)
Net revenues	$—	$269.0	$—	$770.9
Cost of sales	—	126.3	—	361.6
Gross profit	—	142.7	—	409.3

Selling, general and administrative expenses	0.7	78.9	2.3	213.4
Income (loss) from operations	(0.7)	63.8	(2.3)	195.9

Other income, net	—	2.5	—	3.6

Earnings (loss) before income taxes	(0.7)	66.3	(2.3)	199.5

Income taxes	2.2	17.3	1.8	44.8

Earnings (loss) from discontinued operations, net of tax	(2.9)	49.0	(4.1)	154.7

Gain on disposition of discontinued operations, net of tax	4.5	—	8.4	—

Net earnings from discontinued operations	$1.6	$49.0	$4.3	$154.7
(1) Includes depreciation and amortization expense of $6.4 for the nine months ended September 30, 2022 and stock-based compensation expense of $2.6 and $8.1 for the three and nine months ended September 30, 2022. Stock-based compensation was previously reported as a component of unallocated corporate general and administrative expenses.

6.    Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock-based compensation	$35.7	$29.6	$99.2	$90.8
Tax benefit recognized in net earnings from continuing operations	6.0	6.2	16.7	19.1

Stock Options – In the nine months ended September 30, 2023, 0.373 options were granted with a weighted average fair value of $129.69 per option. During the same period in 2022, 0.379 options were granted with a weighted average fair value of $115.91 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plans.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model. Historical data is used to estimate the expected price volatility, the expected dividend yield, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

The following weighted average assumptions were used to estimate the fair value of options granted during current and prior year periods using the Black-Scholes option pricing model:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate (%)	3.74	2.09
Expected option life (years)	5.63	5.63
Expected volatility (%)	26.05	24.54
Expected dividend yield (%)	0.63	0.55

Cash received from option exercises for the nine months ended September 30, 2023 and 2022 was $110.6 and $80.8, respectively.

Restricted Stock Grants – During the nine months ended September 30, 2023, the Company granted 0.273 shares with a weighted average grant date fair value of $437.36 per restricted share. During the same period in 2022, the Company granted 0.239 shares with a weighted average grant date fair value of $450.49 per restricted share. All grants were issued at grant date fair value.

During the nine months ended September 30, 2023, 0.096 restricted shares vested with a weighted average grant date fair value of $379.64 per restricted share and a weighted average vest date fair value of $441.53 per restricted share.

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

During the nine months ended September 30, 2023 and 2022, participants in the ESPP purchased 0.029 and 0.031 shares of Roper’s common stock, respectively, for total consideration of $11.6 in both the current and prior year periods. All shares were purchased from Roper’s treasury shares.

7.    Inventories

The components of inventories were as follows:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$61.2	$60.6
Work in process	26.9	24.9
Finished products	43.0	31.3
Inventory reserves	(8.6)	(5.5)
Inventories, net	$122.5	$111.3

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2022	$11,417.5	$3,598.3	$930.3	$15,946.1
Goodwill acquired	1,137.8	—	—	1,137.8
Other	(44.5)	—	—	(44.5)
Currency translation adjustments	2.6	5.5	0.1	8.2
Balances at September 30, 2023	$12,513.4	$3,603.8	$930.4	$17,047.6

Other relates to purchase accounting adjustments for acquisitions completed in 2022 and is composed primarily of a measurement period adjustment of $43.0 to decrease goodwill and deferred tax liabilities in connection with the Frontline opening balance sheet.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$9,300.7	$(2,437.7)	$6,863.0
Unpatented technology	954.6	(506.9)	447.7
Software	149.0	(134.0)	15.0
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	9.7	(3.1)	6.6
Assets not subject to amortization:
Trade names	689.3	—	689.3
Balances at December 31, 2022	$11,113.6	$(3,082.9)	$8,030.7

Assets subject to amortization:
Customer related intangibles	$10,014.5	$(2,850.3)	$7,164.2
Unpatented technology	1,040.8	(603.1)	437.7
Software	149.0	(140.9)	8.1
Patents and other protective rights	10.3	(1.4)	8.9
Trade names	9.7	(5.2)	4.5
Assets not subject to amortization:
Trade names	720.2	—	720.2
Balances at September 30, 2023	$11,944.5	$(3,600.9)	$8,343.6

Amortization expense of other intangible assets was $176.7 and $143.8 during the three months ended September 30, 2023 and 2022, respectively, and $517.6 and $429.7 during the nine months ended September 30, 2023 and 2022, respectively.

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

9.    Fair Value

Financial assets and liabilities are valued using market prices on active markets (Level 1), less active markets (Level 2), and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Debt – Roper’s debt included $6,000 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair value
Principal amount	Interest rate	Year of maturity	As of September 30, 2023
$500	2.350%	2024	$484
$300	3.850%	2025	$289
$700	1.000%	2025	$640
$700	3.800%	2026	$663
$700	1.400%	2027	$599
$800	4.200%	2028	$752
$700	2.950%	2029	$607
$600	2.000%	2030	$474
$1,000	1.750%	2031	$759

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

On September 15, 2023, $700.0 of 3.650% senior notes due 2023 were repaid at maturity using borrowings under our unsecured credit facility.

Indicor Investment – Following the sale of a majority stake in its industrial businesses to CD&R, Roper now holds a minority 47.7% equity interest in Indicor. We elected to apply the fair value option as we believe this is the most reasonable method to value the equity investment. The fair value of Roper’s equity investment in Indicor is updated on a quarterly basis and its impact is reported as a component of “Equity investment activity, net.”

We initially valued our investment using the implied equity value associated with the sale price of the majority equity interest in Indicor to CD&R. During the second quarter of 2023, we revised our valuation methodology to utilize the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of the investment. Our valuation methodology was updated given the passage of time since the transaction date and in consideration of observable market data, including Indicor’s divestiture of its Compressor Controls business unit (“CCC”) to Honeywell International Inc. (“Honeywell”) for approximately $670 which closed on June 30, 2023.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Balance at beginning of period	$591.3	$535.0
Change in fair value	20.1	76.4
Balance at end of period	$611.4	$611.4

The Company received dividend distributions of $13.2 and $25.3 from Indicor during the three and nine months ended September 30, 2023, respectively, which are reported within “Equity investment activity, net.” These dividends were intended to offset certain cash taxes associated with the Company’s ownership stake, including $16.4 of cash taxes paid associated with the Company’s portion of Indicor’s gain on the sale of CCC to Honeywell, and are contemplated in the determination of the fair value related to the equity investment in Indicor.

10.    Contingencies

Roper, in the ordinary course of business, is party to various pending or threatened legal actions, including product liability, intellectual property, antitrust, data privacy, and employment practices that, in general, are of a nature consistent with those over the past several years. After analyzing the Company’s contingent liabilities on a gross basis and, based upon past experience with resolution of such legal claims and the availability and limits of the primary, excess, and umbrella liability insurance coverages with respect to pending claims, management believes that adequate provision has been made to cover any potential liability not covered by insurance, and that the ultimate liability, if any, arising from these actions should not have a material adverse effect on Roper’s consolidated financial position, results of operations, or cash flows. However, no assurances can be given in this regard.

Roper’s subsidiary, PowerPlan, Inc. (“PowerPlan”), is a defendant in an action pending in the U.S. District Court for the Northern District of Georgia (Lucasys Inc. v. PowerPlan, Inc., Case 1:20-cv-02987-AT) in which the plaintiff, a firm started by former PowerPlan employees, alleges PowerPlan has engaged in anticompetitive practices in violation of federal antitrust law. The plaintiff further alleges that PowerPlan violated Georgia’s deceptive trade practices act and undertook other tortious activities which impacted the plaintiff’s ability to commercialize its software and services offerings. The plaintiff claims damages in excess of $66, and seeks treble damages in addition to punitive damages, attorney fees, and pre-judgment interest. PowerPlan strongly denies the allegations in the dispute, and has asserted several affirmative defenses. PowerPlan and the plaintiff have each moved for summary judgment, and in the event such is not granted, PowerPlan anticipates this matter going to trial in the second half of 2024.

Roper’s subsidiary, Vertafore, Inc. (“Vertafore”), had been named in three putative class actions, all of which are now dismissed: two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020) and Masciotra, et al. v. Vertafore, Inc. (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred)), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen Case, with the dismissal affirmed by the U.S. Fifth Circuit Court of Appeals, effectively concluding the litigation. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In February 2023, the court granted Vertafore’s motion to dismiss the Mulvey case, and the plaintiff failed to appeal the dismissal effectively concluding the matter. Both the Allen and Mulvey cases purported to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses, and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases sought recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. As set forth above, all of these matters have now been dismissed.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), was a defendant in a patent infringement action pending in the U.S. District Court for the Western District of Washington (Berall v. Verathon, Inc., Case 2:2021mc00043). The plaintiff claimed that video laryngoscopes and certain accessories sold by Verathon and other manufacturers from approximately 2004 through 2016 infringed U.S. Patent 5,827,178. Verathon and the plaintiff agreed to settle the matter for $45.0 which was fully concluded and cash settled in the first quarter of 2023.

11.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change %	2023	2022	Change %
Net revenues:
Application Software	$803.4	$644.0	24.8%	$2,335.1	$1,899.7	22.9%
Network Software	364.1	346.6	5.0%	1,076.7	1,028.0	4.7%
Technology Enabled Products	395.9	359.7	10.1%	1,152.5	1,013.2	13.7%
Total	$1,563.4	$1,350.3	15.8%	$4,564.3	$3,940.9	15.8%
Gross profit:
Application Software	$557.7	$440.2	26.7%	$1,609.2	$1,306.5	23.2%
Network Software	310.7	293.9	5.7%	914.0	867.9	5.3%
Technology Enabled Products	227.9	207.7	9.7%	658.8	576.1	14.4%
Total	$1,096.3	$941.8	16.4%	$3,182.0	$2,750.5	15.7%
Operating profit *:
Application Software	$206.9	$173.8	19.0%	$601.3	$511.4	17.6%
Network Software	164.4	148.1	11.0%	465.0	422.0	10.2%
Technology Enabled Products	137.1	126.5	8.4%	391.7	337.6	16.0%
Total	$508.4	$448.4	13.4%	$1,458.0	$1,271.0	14.7%
Long-lived assets:
Application Software	$176.0	$145.1	21.3%
Network Software	26.7	27.6	(3.3)%
Technology Enabled Products	30.7	26.9	14.1%
Total	$233.4	$199.6	16.9%

* Segment operating profit is before unallocated corporate general and administrative and enterprise-wide stock-based compensation expenses. These expenses were $62.3 and $55.2 for the three months ended September 30, 2023 and 2022, respectively, and $175.6 and $159.0 for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30, 2023				Three months ended September 30, 2022
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$630.9	$262.8	$4.3	$898.0	$471.1	$247.5	$3.2	$721.8
Reoccurring	33.4	66.0	—	99.4	30.0	62.0	—	92.0
Non-recurring	139.1	35.3	0.3	174.7	142.9	37.1	0.3	180.3
Total Software Revenue	803.4	364.1	4.6	1,172.1	644.0	346.6	3.5	994.1

Product Revenue	—	—	391.3	391.3	—	—	356.2	356.2
Total Revenue	$803.4	$364.1	$395.9	$1,563.4	$644.0	$346.6	$359.7	$1,350.3

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,798.7	$777.0	$12.3	$2,588.0	$1,390.5	$729.2	$8.6	$2,128.3
Reoccurring	103.1	195.9	—	299.0	90.3	184.5	—	274.8
Non-recurring	433.3	103.8	1.1	538.2	418.9	114.3	0.9	534.1
Total Software Revenue	2,335.1	1,076.7	13.4	3,425.2	1,899.7	1,028.0	9.5	2,937.2

Product Revenue	—	—	1,139.1	1,139.1	—	—	1,003.7	1,003.7
Total Revenue	$2,335.1	$1,076.7	$1,152.5	$4,564.3	$1,899.7	$1,028.0	$1,013.2	$3,940.9

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,321.4. We expect to recognize revenues of $2,913.7, or approximately 67% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance sheet account	September 30, 2023	December 31, 2022	Change
Unbilled receivables	$112.1	$91.5	$20.6
Deferred revenue – current	(1,496.7)	(1,370.7)	(126.0)
Deferred revenue – non-current (1)	(127.6)	(111.5)	(16.1)
Net contract assets/(liabilities)	$(1,512.2)	$(1,390.7)	$(121.5)
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2022 to September 30, 2023 was due primarily to net contract liabilities associated with the acquisitions completed during 2023, most notably Syntellis with approximately $80, and the timing of payments and invoicing relating to SaaS and post contract support (“PCS”) contracts, driven predominantly by the renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2022 and 2021 was $206.1 and $181.5 for the three months ended September 30, 2023 and 2022, respectively, and $1,192.7 and $958.2 for the nine months ended September 30, 2023 and 2022, respectively. In order to determine revenues recognized in the period, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, we had $66.1 and $64.8 of total deferred commissions, respectively.

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

Information About Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors, or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes,” or “intends” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Such risks and uncertainties include any ongoing impacts of the COVID-19 pandemic on our business, operations, financial results, and liquidity, which will depend on numerous evolving factors that we cannot accurately predict or assess.

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth, and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing, and success of product upgrades and new product introductions, raw material costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:
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
•changes in the supply of, or price for, labor, energy, raw materials, parts, and components, including as a result of impacts from the current inflationary environment, supply chain constraints, or additional or ongoing impacts of the COVID-19 pandemic;
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
•economic disruption caused by armed conflicts (such as the war in Ukraine and the conflict in the Middle East), terrorist attacks, health crises (such as the COVID-19 pandemic), or other unforeseen geopolitical events; and
•the factors discussed in other reports we file with the SEC from time to time.

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

We pursue consistent and sustainable growth in revenue, earnings, and cash flow by enabling continuous improvement in the operating performance of our businesses and by acquiring other businesses that offer high value-added software, services, technology-enabled products, and solutions that we believe are capable of achieving growth and maintaining high margins.

Discontinued Operations

Roper has completed the divestitures of TransCore, Zetec, CIVCO Radiotherapy (“2021 Divestitures”), and the majority stake in its industrial businesses (“Indicor”). The financial results for these businesses are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information on discontinued operations.

Critical Accounting Policies

Other than the changes described in Note 9 of the Notes to Condensed Consolidated Financial Statements with respect to our equity investment in Indicor, there were no material changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues:
Application Software	$803.4	$644.0	$2,335.1	$1,899.7
Network Software	364.1	346.6	1,076.7	1,028.0
Technology Enabled Products	395.9	359.7	1,152.5	1,013.2
Total	$1,563.4	$1,350.3	$4,564.3	$3,940.9

Gross margin:
Application Software	69.4%	68.4%	68.9%	68.8%
Network Software	85.3	84.8	84.9	84.4
Technology Enabled Products	57.6	57.7	57.2	56.9
Total	70.1%	69.7%	69.7%	69.8%

Selling, general and administrative expenses:
Application Software	43.7%	41.4%	43.2%	41.9%
Network Software	40.2	42.1	41.7	43.4
Technology Enabled Products	22.9	22.6	23.2	23.5
Total	37.6%	36.5%	37.8%	37.5%

Segment operating margin:
Application Software	25.8%	27.0%	25.8%	26.9%
Network Software	45.2	42.7	43.2	41.1
Technology Enabled Products	34.6	35.2	34.0	33.3
Total	32.5%	33.2%	31.9%	32.3%

Corporate administrative expenses	(4.0)%	(4.1)%	(3.8)%	(4.0)%
Income from operations	28.5	29.1	28.1	28.2
Interest expense, net	(2.7)	(3.1)	(2.5)	(3.5)
Equity investment activity, net	2.2	—	2.2	—
Other income, net	0.3	0.3	—	—
Earnings before income taxes	28.3	26.3	27.7	24.7
Income taxes	(6.2)	(5.8)	(6.0)	(6.0)
Net earnings from continuing operations	22.1%	20.5%	21.7%	18.7%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Net revenues for the three months ended September 30, 2023 increased by 15.8% as compared to the three months ended September 30, 2022. The components of revenue growth for the three months ended September 30, 2023 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	24.8%	5.0%	10.1%	15.8%
Less Impact of:
Acquisitions/Divestitures	19.7	—	—	9.4
Foreign Exchange	0.6	0.4	0.2	0.4
Organic Revenue Growth	4.5%	4.6%	9.9%	6.0%

In our Application Software segment, revenues were $803.4 in the third quarter of 2023 as compared to $644.0 in the third quarter of 2022. The growth of 4.5% in organic revenues was broad-based across the segment led by our businesses serving the property and casualty insurance, government contracting, and legal markets. Gross margin increased to 69.4% in the third quarter of 2023 as compared to 68.4% in the third quarter of 2022 due primarily to operating leverage on higher organic revenues combined with revenue mix. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues increased to 43.7% in the third quarter of 2023 as compared to 41.4% in the third quarter of 2022 due primarily to higher amortization of acquired intangibles from acquisitions, most notably Frontline and Syntellis. In addition, we incurred $8.6 of restructuring-related expenses in connection with the integration of the Syntellis acquisition. The resulting operating margin was 25.8% in the third quarter of 2023 as compared to 27.0% in the third quarter of 2022.

In our Network Software segment, revenues were $364.1 in the third quarter of 2023 as compared to $346.6 in the third quarter of 2022. The growth of 4.6% in organic revenues was led by our network software businesses serving the freight match, alternate site healthcare, and life insurance markets, partially offset by a decline in our business serving the media and entertainment market. Gross margin increased to 85.3% in the third quarter of 2023 as compared to 84.8% in the third quarter of 2022 due to operating leverage on higher organic revenues, partially offset by revenue mix. SG&A expenses as a percentage of net revenues decreased to 40.2% in the third quarter of 2023 as compared to 42.1% in the third quarter of 2022 due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. As a result, operating margin was 45.2% in the third quarter of 2023 as compared to 42.7% in the third quarter of 2022.

In our Technology Enabled Products segment, revenues were $395.9 in the third quarter of 2023 as compared to $359.7 in the third quarter of 2022. The growth of 9.9% in organic revenues was led by our water meter technology and access management businesses. Gross margin remained relatively flat at 57.6% in the third quarter of 2023 as compared to 57.7% in the third quarter of 2022. SG&A expenses as a percentage of net revenues increased to 22.9% in the third quarter of 2023 as compared to 22.6% in the third quarter of 2022 due primarily to higher incentive compensation, partially offset by operating leverage. The resulting operating margin was 34.6% in the third quarter of 2023 as compared to 35.2% in the third quarter of 2022.

Corporate expenses increased to $62.3, or 4.0% of net revenues, in the third quarter of 2023 as compared to $55.2, or 4.1% of net revenues, in the third quarter of 2022. The dollar increase was due primarily to higher compensation expense.

Interest expense, net, increased to $42.4 for the third quarter of 2023 as compared to $41.3 for the third quarter of 2022 due to borrowings on our unsecured credit facility, partially offset by lower weighted average fixed-rate debt balances and higher interest income earned on our cash and cash equivalents. Interest income was $10.3 for the third quarter of 2023 as compared to $9.3 for the third quarter of 2022.

Equity investment activity, net, was a gain of $33.9 for the third quarter of 2023 due primarily to $20.1 associated with the change in fair value of our equity investment in Indicor and $13.2 of dividend distributions received.

Other income, net, of $5.0 for the third quarter of 2023 was composed primarily of a gain on the sale of non-operating assets and foreign exchange gains at our non-U.S. based subsidiaries. Other income, net, of $3.6 for the third quarter of 2022 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percentage of pretax earnings remained relatively consistent at 21.9% for the third quarter of 2023 as compared to 22.1% for the third quarter of 2022.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 20% to $2,913.7 at September 30, 2023 as compared to $2,420.9 at September 30, 2022. Acquisitions contributed 16% and organic growth in backlog was 4%.

	Backlog as of September 30,
	2023	2022
Application Software	$1,887.3	$1,416.4
Network Software	467.1	438.9
Technology Enabled Products	559.3	565.6
Total	$2,913.7	$2,420.9

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Net revenues for the nine months ended September 30, 2023 increased by 15.8% as compared to the nine months ended September 30, 2022. The components of revenue growth for the nine months ended September 30, 2023 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	22.9%	4.7%	13.7%	15.8%
Less Impact of:
Acquisitions/Divestitures	17.5	—	—	8.4
Foreign Exchange	(0.2)	(0.4)	(0.3)	(0.2)
Organic Revenue Growth	5.6%	5.1%	14.0%	7.6%

In our Application Software segment, revenues were $2,335.1 in the nine months ended September 30, 2023 as compared to $1,899.7 in the nine months ended September 30, 2022. The growth of 5.6% in organic revenues was broad-based across the segment led by our businesses serving the property and casualty insurance, government contracting, and acute healthcare markets. Gross margin remained relatively consistent at 68.9% in the nine months ended September 30, 2023 as compared to 68.8% in the nine months ended September 30, 2022. SG&A expenses as a percentage of net revenues increased to 43.2% in the nine months ended September 30, 2023 as compared to 41.9% in the nine months ended September 30, 2022 due primarily to higher amortization of acquired intangibles from the Frontline acquisition. The resulting operating margin was 25.8% in the nine months ended September 30, 2023 as compared to 26.9% in the nine months ended September 30, 2022.

In our Network Software segment, revenues were $1,076.7 in the nine months ended September 30, 2023 as compared to $1,028.0 in the nine months ended September 30, 2022. The growth of 5.1% in organic revenues was broad-based across the segment led by our businesses serving the freight match, alternate site healthcare, and life insurance markets. Gross margin increased to 84.9% in the nine months ended September 30, 2023 as compared to 84.4% in the nine months ended September 30, 2022 due to operating leverage on higher organic revenues and cost synergies resulting from an acquisition completed by our business serving the construction market. SG&A expenses as a percentage of net revenues decreased to 41.7% in the nine months ended September 30, 2023 as compared to 43.4% in the nine months ended September 30, 2022 due primarily to operating leverage on higher organic revenues combined with revenue mix. As a result, operating margin was 43.2% in the nine months ended September 30, 2023 as compared to 41.1% in the nine months ended September 30, 2022.

In our Technology Enabled Products segment, revenues were $1,152.5 in the nine months ended September 30, 2023 as compared to $1,013.2 in the nine months ended September 30, 2022. The growth of 14.0% in organic revenues was broad-based across the segment led by our water meter technology and medical products businesses. Gross margin increased to 57.2% in the nine months ended September 30, 2023 as compared to 56.9% in the nine months ended September 30, 2022 due to operating leverage on higher organic revenues, partially offset by revenue mix. SG&A expenses as a percentage of net revenues decreased to 23.2% in the nine months ended September 30, 2023 as compared to 23.5% in the nine months ended September 30, 2022 due to operating leverage on higher organic revenues. The resulting operating margin was 34.0% in the nine months ended September 30, 2023 as compared to 33.3% in the nine months ended September 30, 2022.

Corporate expenses increased to $175.6, or 3.8% of net revenues, in the nine months ended September 30, 2023 as compared to $159.0, or 4.0% of net revenues, in the nine months ended September 30, 2022. The dollar increase was due primarily to higher compensation and acquisition-related expenses.

Interest expense, net, decreased to $114.6 for the nine months ended September 30, 2023 as compared to $138.6 for the nine months ended September 30, 2022 due to higher interest income earned on our cash and cash equivalents and lower weighted average debt balances. Interest income was $36.2 for the nine months ended September 30, 2023 as compared to $17.2 for the nine months ended September 30, 2022.

Income taxes as a percentage of pretax earnings decreased to 21.8% for the nine months ended September 30, 2023 as compared to 24.2% for the nine months ended September 30, 2022. The 2022 rate was unfavorably impacted by the recognition of a net tax expense associated with an internal restructuring related to the sale of a majority stake in Indicor.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
Cash provided by (used in):	2023	2022
Continuing operations:
Cash provided by operating activities	$1,415.7	$550.2
Cash used in investing activities	(2,010.7)	(634.6)
Cash provided by (used in) financing activities	103.3	(1,401.8)
Cash provided by (used in) discontinued operations	(0.4)	3,093.6

Operating activities – Net cash provided by operating activities from continuing operations increased by 157% to $1,415.7 in the nine months ended September 30, 2023 as compared to $550.2 in the nine months ended September 30, 2022 primarily due to (i) cash taxes paid in the prior period in connection with the 2021 Divestitures, (ii) higher net earnings from continuing operations net of non-cash expenses, and (iii) lower cash taxes paid primarily due to tax benefits associated with the Frontline acquisition. These items were partially offset by the cash payment of $45.0 related to the settlement of the Berall v. Verathon patent litigation matter.

Investing activities – Cash used in investing activities from continuing operations during the nine months ended September 30, 2023 was primarily for business acquisitions, most notably Syntellis and Replicon. Cash used in investing activities from continuing operations during the nine months ended September 30, 2022 was primarily for business acquisitions, most notably viGlobal and MGA Systems.

Financing activities – Cash provided by financing activities from continuing operations during the nine months ended September 30, 2023 was primarily from net borrowings on our unsecured credit facility and net proceeds from stock-based compensation, partially offset by repayment at maturity of our $700.0 senior notes and dividend payments. Cash used in financing activities during the nine months ended September 30, 2022 was primarily for repayments of certain senior notes totaling $800.0, repayments on our unsecured credit facility, and dividend payments, partially offset by net proceeds from stock-based compensation.

Discontinued operations – Cash provided by discontinued operations during the nine months ended September 30, 2022 was primarily due to proceeds received from the sales of TransCore and Zetec.

Total debt consisted of the following:

As of September 30, 2023
Fixed-rate senior notes	$6,000.0
Unsecured credit facility	910.0
Deferred financing costs	(31.9)
Other	0.2
Total debt, net of deferred financing costs	6,878.3
Less: Current portion	499.3
Long-term debt, net of deferred financing costs	$6,379.0

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2023, we had $910.0 of outstanding borrowings under our unsecured credit facility and $6.5 of outstanding letters of credit.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 84.7% or $253.8 at September 30, 2023 as compared to 29.5% or $234.0 at December 31, 2022. The dollar increase was due primarily to the cash generated at our foreign subsidiaries during the nine months ended September 30, 2023, partially offset by cash repatriation of $100.0. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2023.

Net working capital (total current assets, excluding cash less total current liabilities, excluding debt) was negative $1,108.4 at September 30, 2023 as compared to negative $1,053.7 at December 31, 2022 primarily driven by the increase in deferred revenue due to the timing of SaaS renewals associated with Frontline, negative net working capital profiles assumed with the Syntellis and Replicon acquisitions, and an increase in income taxes payable, partially offset by the cash payment related to the settlement of the Berall v. Verathon patent litigation matter. Total debt, net of deferred financing costs was $6,878.3 at September 30, 2023 as compared to $6,661.7 at December 31, 2022. Our leverage on a continuing operations basis is presented in the following table:

	September 30, 2023	December 31, 2022
Total debt, net of deferred financing costs	$6,878.3	$6,661.7
Cash and cash equivalents	(299.5)	(792.8)
Net debt	6,578.8	5,868.9
Stockholders’ equity	17,038.7	16,037.8
Total net capital	$23,617.5	$21,906.7

Net debt / Total net capital	27.9%	26.8%

Capital expenditures were $37.8 for the nine months ended September 30, 2023 as compared to $30.0 for the nine months ended September 30, 2022. Capitalized software expenditures were $28.7 for the nine months ended September 30, 2023 as compared to $21.9 for the nine months ended September 30, 2022. We expect the aggregate of capital expenditures and capitalized software expenditures for 2023 to be comparable to prior years as a percentage of net revenues.

On September 15, 2023, $700.0 of 3.650% senior notes due 2023 were repaid at maturity using borrowings under our unsecured credit facility.

Off-Balance Sheet Arrangements

At September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Outlook

Current geopolitical and economic uncertainties, including the current inflationary environment, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine, as well as the conflict in the Middle East), significant terrorist attack, other global conflict, or new or ongoing public health crisis (similar to the COVID-19 pandemic) could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

We maintain an active acquisition program; however, future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition, and results of operations. Such acquisitions may be financed by the use of existing credit agreements, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities, or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies, and the impact of the aforementioned geopolitical and economic uncertainties and the financial markets generally. None of these factors can be predicted with certainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2023.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information About Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our 2022 Annual Report on Form 10-K. Other than as supplemented in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, there have been no other material changes during the nine months ended September 30, 2023 to the risk factors reported in our 2022 Annual Report on Form 10-K.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	November 2, 2023
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	November 2, 2023
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	November 2, 2023
Brandon Cross	(Principal Accounting Officer)