Form 10-K
period 2023-12-31
ROPER TECHNOLOGIES INC
filed 2024-02-22
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
---------------------------
FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-12273
ROPER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
------------------

Delaware	51-0263969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
------------------
6496 University Parkway
Sarasota, Florida 34240
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 556-2601
------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01 Par Value	ROP	The Nasdaq Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
--------------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
Based on the closing sale price on the New York Stock Exchange on June 30, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $51.1 billion.
Number of shares outstanding of the registrant’s common stock as of February 16, 2024: 107,022,333.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

ROPER TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Information About Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes and incorporates by reference “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors, or others. All statements that are not historical facts are “forward-looking statements.” Forward-looking statements may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes,” “intends,” and similar words and phrases. These statements reflect management’s current beliefs and are not guarantees of future performance. They involve risks and uncertainties that could cause actual results to differ materially from those contained or implied in any forward-looking statement.

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
•changes in the supply of, or price for, labor, energy, raw materials, parts, and components, including as a result of impacts from the current inflationary environment, or supply chain constraints;
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
•economic disruption caused by armed conflicts (such as the war in Ukraine and the conflict in the Middle East), terrorist attacks, health crises (such as the COVID-19 pandemic), or other unforeseen geopolitical events; and
•the factors discussed in Item 1A of this Annual Report under the heading “Risk Factors.”

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of these statements in light of new information or future events.

PART I

ITEM 1.     BUSINESS

All currency amounts are in millions unless specified

Our Business

Roper Technologies, Inc. (“Roper,” the “Company,” “we,” “our,” or “us”) is a diversified technology company. Roper has a proven, long-term, successful track record of compounding cash flow and shareholder value. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings, and cash flow by enabling continuous improvement in the operating performance of our businesses and by acquiring other businesses that offer high value-added software, services, technology-enabled products, and solutions that we believe are capable of achieving growth and maintaining high margins. We compete in many defensible niche markets and believe we are the market leader or a competitive alternative to the market leader in most of these markets. In the last three years, we have deployed approximately $6,550 of capital toward acquisitions, including approximately $1,380 in 2023 for the acquisition of Syntellis Performance Solutions, a leading provider of Software-as-a-Service (“SaaS”) solutions for healthcare, financial institution, and higher education providers and approximately $3,750 in 2022 for the acquisition of Frontline, a leading provider of SaaS solutions for school administration. Additionally, we deployed approximately $1,420 toward other acquisitions, primarily bolt-on acquisitions to help build on the strategic position of several of our businesses. In January 2024, we announced that we reached a definitive agreement to acquire Procare Solutions, a leading provider of cloud-based software for the childcare market, for a purchase price of approximately $1,860. The transaction is expected to close in the first quarter of 2024, subject to regulatory approval and customary closing conditions. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information.

On November 22, 2022, the Company completed the divestiture of a majority 51% equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC. The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained a minority equity interest in Indicor. This transaction is referred to herein as the “Indicor Transaction.” As of December 31, 2023 and 2022, the Company held a 47.3% and 49.0% minority equity interest in Indicor, respectively. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this minority equity interest.

During 2021, Roper entered into definitive agreements to divest our TransCore, Zetec, and CIVCO Radiotherapy businesses (“2021 Divestitures”). Roper completed the 2021 Divestitures by the end of the first quarter of 2022.

The aggregate of the 2021 Divestitures and the Indicor Transaction have greatly reduced the cyclicality and asset intensity of the Company. In addition, the Company has an increased mix of recurring revenue and a higher margin profile. The financial results for Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Part I relates to continuing operations. Information regarding discontinued operations is described further in Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report.

We were incorporated on December 17, 1981 under the laws of the State of Delaware.

Market Share, Market Expansion, and Product Development

Leadership with Technology and Products for Niche Markets – We maintain a leading position in many of our markets. We believe our market positions are attributable to the applications expertise used to create high value products and solutions for our customers, the underlying critical nature of our offerings, and the inherent customer intimacy of our chosen niche markets. Our businesses realize growth from new and existing customers in their niche markets through successfully executing go-to-market strategies, developing new products and applications, and delivering professional services.

Diversified End Markets and Geographic Reach – We have a global presence, with sales to customers outside of the United States (“U.S.”) totaling $873.4 in 2023. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Our Reportable Segments

The Company’s segment reporting structure is based on business model and delivery of performance obligations. The three reportable segments are as follows:

–Application Software - Aderant, CBORD, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application Software

Our Application Software segment had net revenues of $3,186.9 for the year ended December 31, 2023, representing 51.6% of our total net revenues. Below is a description of the products offered by businesses that comprise the Application Software segment:

Aderant – comprehensive management software solutions for law and other professional services firms, including business development, calendar/docket matter management, time and billing, and case management.

CBORD – campus solutions software including access and cashless systems, and food and nutrition service management, serving primarily higher education and healthcare markets along with software, services, and technologies for foodservice operations specializing in K-12.

Clinisys – diagnostic and laboratory information management software solutions.

Data Innovations – software solutions that enable enterprise management of hospitals and independent laboratories.

Deltek – enterprise software and information solutions for government contractors, professional services firms, and other project-based businesses.

Frontline – K-12 school administration software, connecting solutions for human capital management, student and special programs, and business operations, with powerful analytics to empower educators.

IntelliTrans – transportation management software and services to bulk and break-bulk commodity producers.

PowerPlan – financial and compliance management software and solutions to large complex companies in asset-intensive industries.

Strata – cloud-based financial analytics, performance management software, and data solutions used by healthcare providers, higher education, and financial institutions for financial planning, decision support, and continuous cost improvement.

Vertafore – cloud-based software to the property and casualty insurance industry, including agency management, compliance, workflow, and data solutions.

Network Software

Our Network Software segment had net revenues of $1,439.4 for the year ended December 31, 2023, representing 23.3% of our total net revenues. Below is a description of the products offered by businesses that comprise the Network Software segment:

ConstructConnect – cloud-based data, collaboration, and estimating automation software solutions to a network of pre-construction contractors.

DAT – electronic marketplaces that connect available capacity of trucking units with the available loads of freight throughout North America.

Foundry – software technologies used to deliver visual effects and 3D content for the entertainment and digital design industries.

iPipeline – cloud-based software solutions for the life insurance and financial services industries.

iTradeNetwork – electronic marketplaces and supply chain software that connect food suppliers, distributors, and vendors, primarily in the perishable food sector.

Loadlink – electronic marketplaces that connect available capacity of trucking units with the available loads of freight throughout Canada.

MHA – health care service and software solutions to alternate site health care markets.

SHP – data analytics and benchmarking information for the post-acute healthcare provider marketplace.

SoftWriters – software solutions to pharmacies that primarily serve the long-term care marketplace.

Technology Enabled Products

Our Technology Enabled Products segment had net revenues of $1,551.5 for the year ended December 31, 2023, representing 25.1% of our total net revenues. Below is a description of the products offered by businesses that comprise the Technology Enabled Products segment:

CIVCO Medical Solutions – accessories focused on guidance and infection control for ultrasound procedures.

FMI – dispensers and metering pumps which are utilized in a broad range of applications requiring precision fluid control.

Inovonics – high-performance wireless sensor networks and solutions for a variety of applications.

IPA – automated surgical scrub and linen dispensing equipment for healthcare providers.

Neptune – water meters, enabling water utilities to remotely monitor their customers utilizing Automatic Meter Reading (AMR), Advanced Metering Infrastructure (AMI) technologies, and cloud-based software supporting meter data management.

Northern Digital – optical and electromagnetic precision measurement systems for medical and industrial applications.

rf IDEAS – RFID card readers used in numerous identity access management applications across a variety of vertical markets.

Verathon – medical devices that enable airway management, including bronchoscopes and video laryngoscopes, and bladder volume measurement solutions for healthcare providers.

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of December 31, 2023 and December 31, 2022, total remaining performance obligations were $4,612.6 and $4,214.0, respectively.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months. Backlog was $3,156.6 at December 31, 2023 and $2,912.6 at December 31, 2022.

Distribution and Sales

Distribution and sales occur primarily through direct sales offices, manufacturers’ representatives, resellers, and distributors.

Governmental Regulations

We face extensive government regulation around the world relating to the development, manufacture, marketing, sale, and distribution of our software, services, and products. The following sections describe certain significant regulations to which we are subject, but these are not the only regulations with which our businesses must comply. For a description of risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”

Privacy and Data Security

We are subject to privacy and data security laws around the world that may impose operational burdens on our businesses. In 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) and United Kingdom (“UK”) and imposed restrictions on how companies use, process, and protect personal information. Additionally, repeated legal challenges to the way regulators implemented GDPR provisions relating to international data transfers have created additional operational burdens and legal risks for companies when transferring personal data back and forth from the EU to many other countries, most notably the U.S. and India. In the U.S., many states have adopted legislation that imposes restrictions similar (but not identical) to GDPR on companies conducting business or serving customers in those states. For example, in 2020 the California Consumer Privacy Act (“CCPA”) became effective and required companies to make disclosures to consumers about their data collection, use, and sharing practices; allowed consumers to exercise control over the use and sharing of their personal data; and provided a limited private right of action for data breaches. Changes to the CCPA which became effective in 2023 have added to the processing restrictions and notifications requirements – particularly when companies engage in online advertising. Virginia, Colorado, Connecticut, and Utah have passed similar legislation that became effective in 2023 and eight other states have passed similar legislation that will become effective in subsequent years. Canada (Quebec) and China have also significantly updated their privacy laws. The compliance and other burdens on our businesses imposed by these privacy laws and regulations may be substantial as we work to comply with differing legal and implementation requirements across multiple jurisdictions.

Healthcare Regulations

The manufacture, sale, lease, and service of medical diagnostic and surgical devices intended for commercial use are subject to extensive governmental regulation by the Food and Drug Administration (“FDA”) in the U.S. and by a variety of regulatory agencies in other countries for some of our businesses. Under the Federal Food, Drug, and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing, and marketing of medical products. FDA product approvals may be withdrawn or suspended if compliance with regulatory standards is not maintained or if problems occur following initial marketing. We are also subject to a variety of federal, state, and foreign laws which broadly relate to our interactions with healthcare practitioners and other participants in the healthcare system, including, among others, anti-kickback law, and laws regulating the confidentiality of sensitive personal information and the circumstances under which such information may be released and/or collected, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and the GDPR.

Anti-Corruption and Anti-Bribery Laws and Regulations

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA) and anti-corruption laws, and similar laws in foreign countries, such as the UK Bribery Act. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation in the market. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules, and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly.

Export Controls and Trade Policies

We are subject to numerous domestic and foreign regulations relating to our operations worldwide. In particular, our sales activities must comply with restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations (ITAR), and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC). Our businesses may also be impacted by additional domestic or foreign trade regulations ensuring fair trade practices, including trade restrictions, tariffs, and sanctions.

Environmental Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management, and workplace safety. We use, generate, and dispose of hazardous substances and waste in our operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. We are required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, the discovery of previously unknown contamination, or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.

Customers

During 2023, no customer accounted for 10% or more of any segment or total Company net revenues.

Competition

Generally, our products and solutions face significant competition, although in certain niche markets there are a limited number of competitors. We believe that we are a leader in most of our markets, and no single company competes with us over a significant number of product lines. Competitors might be large or small in size, often depending on the size of the niche market we serve. We compete primarily on product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access, and customer service capabilities.

Intellectual Property

In addition to trade secrets, including unpatented know-how and other intellectual property like software source code, we own or license the rights under numerous patents, trademarks, trade dress, and copyrights relating to certain of our products and businesses. We also employ various methods, including confidentiality and non-disclosure agreements with individuals and companies we do business with, including employees, distributors, representatives, independent contractors, and customers to protect our intellectual property. We believe none of our operating units are substantially dependent on any single item of intellectual property, including a trade secret, patent, trademark, trade dress, or copyright.

Human Capital Management

Roper is a diversified technology company that utilizes a decentralized operating model across our many businesses which serve a diverse set of end markets. Subject to oversight and guidance from Roper executive management, each business operates as an individual unit with its managers empowered to make day-to-day operating decisions, including decisions with respect to human capital management. As a result, apart from guidance with respect to: (i) compliance with legal and regulatory requirements or corporate policies; and (ii) the implementation of compensation and benefit programs provided by corporate management, managers at individual businesses are the primary decision makers with respect to human capital management and development. Though our individual businesses are primarily responsible for these decisions, because of the importance of human capital to our enterprise, we provide guidance and share best practices on key aspects of selection, development, engagement, and diversity of talent within our workforce.

As of December 31, 2023, we employed approximately 16,800 people worldwide on a consolidated basis, of which approximately 10,900 were employed in the U.S. and approximately 5,900 were employed outside of the U.S. Management believes that the Company’s employee relations are favorable. During the COVID-19 pandemic, most of our businesses implemented broad work-from-home initiatives. Many businesses have retained work-from-home flexibility for their employees and have implemented hybrid work-from-home and in-office arrangements.

Outside of the U.S., we have some employees, particularly in Europe, that are represented by an employee representative organization, such as a union, works council, or employee association.

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

Available Information

All reports we file electronically with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.ropertech.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. Our Corporate Governance Guidelines; the charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee; and our Code of Conduct (the “Code of Conduct”) are also available on our website. Any amendment to the Code of Conduct and any waiver applicable to our directors, executive officers, or senior financial officers will be posted on our website within the time period required by the SEC and The Nasdaq Stock Market (the “Nasdaq”). The information posted on our website is not incorporated into this Annual Report or any other filing made by Roper with the SEC.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business Operations

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully.

Our future rate of growth is highly dependent on our ability to acquire and successfully integrate new businesses. We intend to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, receive the necessary regulatory approvals, successfully integrate acquired businesses, or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues, profitability, or cash flows.

Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services, and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, including but not limited to cybersecurity risks, there are no assurances that we will properly ascertain all such risks. Acquisitions may involve significant cash expenditures, debt incurrences, equity issuances, and expenses. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition, and results of operations.

Our technology is important to our success, and our failure to protect this technology could put us at a competitive disadvantage.

Many of our products and services rely on proprietary technology; therefore, we believe that the development and protection of intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions are important to the future success of our business. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. Actions to enforce these rights may result in substantial costs and diversion of resources, and we make no assurances that any such actions will be successful.

Unfavorable changes in foreign exchange rates may harm our business.

Several of our operating companies have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in British pounds, Canadian dollars, or euros. Sales by our operating companies whose functional currency is not the U.S. dollar represented 11% of our total net revenues for both the years ended December 31, 2023 and 2022. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could reduce our reported net revenues and net earnings.

We rely on information and technology, including third-party cloud computing platforms, for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process, and store electronic information and to communicate among our locations around the world and with clients and suppliers. A shutdown of, or inability to access, one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications, or other systems could significantly impair our ability to perform such functions on a timely basis. Our compliance, cyber and data privacy programs, cybersecurity technology, and risk management cannot eliminate all system risk. Cyberattacks, configuration or human error, insider threat, and/or other external hazards could result in the misappropriation of assets or sensitive information, corruption of data, or operational disruption.

We rely on third-party data centers and cloud platforms, such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure to host certain enterprise and customer systems. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If any cloud platform that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results.

Global cybersecurity threats are rapidly evolving and becoming increasingly more sophisticated and attacks to networks, platforms, systems, and endpoints can range from uncoordinated individual attempts to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its businesses, its customers, and/or its third-party service providers, including, but not limited to, cloud providers and providers of network management services. These may include such things as unauthorized access, phishing attacks, denial of service, data exfiltration and extortion, introduction of malware or ransomware, and other disruptive problems caused by threat actors. While we have experienced and expect to continue to experience these types of threats and incidents, none of them to date have been material to the Company.

We seek to deploy measures to protect, detect, respond, and recover from cybersecurity threats, including identity and access controls, employee training, data protection, vulnerability management, incident response, secure product development, continuous monitoring of our networks, platforms, endpoints, and systems, and maintenance of ransomware resilient backup and recovery capabilities. Our customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and services, and we may incur additional costs to comply with such demands. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cyberattacks or other security compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation with third parties, theft of intellectual property, fines, customer attrition, diminution in the value of our investment in research and development, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Product liability, insurance risks, and increased insurance costs could harm our operating results.

Our business exposes us to product liability risks in the design, manufacture, and distribution of our products. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in amounts sufficient to adequately protect us against losses. We also maintain other insurance policies, including directors’ and officers’ liability insurance and cybersecurity insurance. We believe we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant increase in our insurance costs or the imposition of a liability that is not covered by insurance or is in excess of insurance coverage, could have an adverse impact on our operating results.

Our operating results could be adversely affected by a reduction in business with our large customers.

In some of our businesses, we derive a significant amount of revenue from large customers. The loss or reduction of any significant contracts with any of these customers could reduce our net revenues and cash flows. Additionally, many of our customers are government entities. In many situations, government entities can unilaterally terminate or modify our existing contracts without cause and without penalty to the government agency.

We face intense competition. If we do not compete effectively, our business may suffer.

We face intense competition from numerous competitors in our various businesses. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access, and established customer service capabilities. We may not be able to compete effectively on all of these fronts or with all of our competitors. Moreover, competition may require us to adjust prices to stay competitive. In addition, new competitors may emerge, and product lines may be threatened by new technologies or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies, and enhance our existing products in a timely manner.

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2023, we had $6,330.1 in total consolidated indebtedness. In addition, we had approximately $3,133 of undrawn availability under our unsecured credit facility. Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

Our level of indebtedness and the debt servicing costs associated with that indebtedness could have substantial effects on our operations and business strategy. For example, our indebtedness could:

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

Our ability to make scheduled principal payments of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition, and results of operations would be materially adversely affected.

Our credit facility contains covenants requiring us to achieve certain financial and operating results and maintain compliance with a specified financial ratio. Our ability to meet the financial covenants or requirements in our credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratio, tests, or other restrictions contained in our credit facility could result in an event of default under this facility. Upon the occurrence of an event of default under our credit facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under this facility or our other indebtedness.

Our goodwill and other intangible assets are a significant amount of our total assets, and any write-off of our intangible assets would negatively affect our results of operations.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2023, goodwill totaled $17,118.8 compared to $17,444.8 of total stockholders’ equity, and represented 61% of our total assets of $28,167.5. The goodwill results from our acquisitions, representing the excess purchase price over the fair value of the net identifiable assets acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and other indefinite-lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if discount rates rise, or if business valuations decline, we could incur a non-cash charge to operating income. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations, the effect of which could be material.

We depend on our ability to develop new products and software, and any failure to develop or market new products and software could adversely affect our business.

The future success of our business will depend, in part, on our ability to design and manufacture new competitive products, including the development of software, and to enhance existing product and software offerings. This product development may require substantial internal investment. There can be no assurance that unforeseen problems will not occur with respect to the development, performance, or market acceptance of new technologies, products, or software or that we will otherwise be able to successfully develop and market new products and software. Failure of our product or software offerings to gain market acceptance or our failure to successfully develop and market new products and software could reduce our margins, which would have an adverse effect on our business, financial condition, and results of operations.

Changes in the supply of, or price for, raw materials, parts and components used in our products, or third-party services used in the delivery of our SaaS solutions could affect our business.

The availability and prices of raw materials, parts, and components are subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, supply chain delays and disruptions, component shortages, changes in exchange rates, and prevailing price levels. In addition, some of our products are provided by sole source suppliers and our SaaS offerings are increasingly reliant on a limited number of third-party cloud computing platforms. Any change in the supply of, or price for, these parts and components, as well as any increases in commodity prices or the price and availability of third-party cloud computing platforms could affect our business, financial condition, and results of operations.

Our operating results may be adversely impacted by the performance of Indicor, in which we own a minority interest.

In 2022, we divested a 51% majority equity stake in our industrial businesses to Clayton, Dubilier & Rice, LLC (“CD&R”) and retained a minority equity interest in the new parent entity, Indicor. Although we have certain limited consent, board representation, and other governance rights under existing contractual arrangements, we are a minority owner of Indicor and do not control its management, its policies, or the operation of its business, and have no further funding requirements associated with our investment. As a result, our ability to realize the ultimate anticipated benefits of the transaction depends upon the operation and management of Indicor by CD&R and the Indicor management team. In addition, Indicor is an industrial business that is subject to risks that are different than the risks associated with our existing businesses. Many of these risks are outside of CD&R’s or Indicor’s control and could materially impact Indicor’s business, financial condition, and results of operations. Moreover, CD&R may have economic or other business interests that are inconsistent with ours, and we may be unable to prevent strategic decisions that may adversely affect the value of our investment in Indicor. We have applied the fair value option to value our equity investment in Indicor. The assessment of fair value requires significant judgments to be made. Although we believe that our judgments and assumptions are reasonable, changes in estimates or the application of alternative assumptions could produce significantly different results. In the event of a decrease in fair value, we could incur non-cash charges within non-operating income with a corresponding reduction in the balance of our equity investment. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this equity investment.

Divestitures or other dispositions could negatively impact our business.

Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose of a business, the sale is typically subject to the satisfaction of pre-closing conditions which may not become satisfied. The consummation of any divestiture can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified divestitures. They may also cause diversion of management time and focus away from operating our business. In addition, divestitures or other dispositions may have other adverse financial and accounting impacts, and disputes may arise with buyers or with partners in businesses in which we own a minority interest that could be difficult or costly to resolve.

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate artificial intelligence (“AI”) solutions into some of our platforms, offerings, services, and features, and these applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if our AI applications are based on data, algorithms, or other inputs that are flawed, or if they assist in producing content, analyses, or recommendations that are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial we may experience brand, reputational, or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, will require significant resources to develop, test, and maintain our platforms, offerings, services, and features in order to implement AI ethically and minimize any unintended, harmful impacts.

Risks Related to Government Regulations

Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.

There has been, and likely will continue to be, increased regulation with respect to the collection, use, and handling of an individual’s personal and financial information. Regulatory authorities around the world have passed or are considering legislative and regulatory proposals concerning data protection, privacy, and data security. In the U.S., the states of Virginia, Colorado, Connecticut, Utah, Oregon, Texas, Montana, Delaware, Iowa, Tennessee, Indiana, and New Jersey have each passed comprehensive privacy legislation, and joined California (which further enhanced its existing privacy laws) in directly regulating the collection, use, and sharing of personal information. In addition, there has been an increased focus on industry-specific privacy laws, including in the financial, healthcare, and educational sectors. These statutes and regulations create civil penalties for violations, and in the case of California, creates a limited private right of action for data breaches, that increases the risk of data breach litigation. Absent a preemptive Federal privacy law, as more states pass privacy legislation, there is a strong possibility that we will be required to comply with a patchwork of inconsistent privacy regulations.

Globally, personal information collected within the European Union and United Kingdom remains subject to the GDPR, which is a UK and European Union-wide legal framework that governs data collection, use, and sharing of an individual’s personal data and creates a range of consumer privacy rights. GDPR provides significant penalties for non-compliance (up to 4% of global annual revenue) and EU data protection authorities have already issued significant fines.

The interpretation and application of consumer and data protection laws and industry standards in the U.S., Europe, and elsewhere can be uncertain and currently is in flux. Cloud-based solutions may be subject to further regulation, including data localization requirements and other restrictions limiting the international transfer of data. The operational and cost impact of these cannot be fully known at this time. In addition to the possibility of fines, the application of these existing laws in a manner inconsistent with our current data and privacy practices requires that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation imposing greater fees or taxes or restriction on the collection, use, or transfer of information or data internationally or over the Internet, could result in a decline in the use of our products and services and adversely affect our sales and results of operations. Finally, as we increasingly provide technological solutions, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as new industry-developed standards, and our inability to do so may adversely impact sales of our solutions and services to certain customers. This is particularly true for customers in highly-regulated industries, such as the healthcare industry and government contractors, and could result in regulatory actions, fines, and legal proceedings as well as negative impacts to our brand, reputation, and business.

Expectations relating to environmental, social, and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers, and other stakeholders are focused on environmental, social, and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital, and diversity, equity, and inclusion. The Company makes statements about ESG goals and initiatives through information provided on its website, press statements, and other communications, including through its annual ESG Report. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Information About Forward-Looking Statements,” requires investments, and is impacted by factors that may be outside of the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social, and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition, and stock price.

Risks Related to Economic and Political Conditions

Economic, political, and other risks associated with our international operations could adversely affect our business.

For the year ended December 31, 2023, 13% of our net revenues and 7% of our long-lived assets, excluding goodwill and other intangibles, were attributable to operations outside of the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside of the U.S. including, without limitation, the following:

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
•differing labor regulations;
•differing protection of intellectual property; and
•differing and unexpected changes in regulatory requirements, including any measures implemented to address data privacy and impacts of climate change.

Any business disruptions due to political instability, armed hostilities, incidents of terrorism, incidents of directed cyberattacks, public health crises, or extreme weather events or other natural disasters could adversely impact our financial performance.

If terrorist activity, armed conflict, directed cyberattacks, political instability, public health crises, such as epidemics or pandemics, or extreme weather events or other natural disasters occur in the U.S. or other locations, such events may negatively impact our operations, cause general economic conditions to deteriorate, or cause demand for our products to decline. A prolonged economic slowdown or recession could reduce the demand for our products, and therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition, or results of operations.

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the conflict between Russia and Ukraine and the conflict in the Middle East.

The global economy has been negatively impacted by ongoing military conflict between Russia and Ukraine and the conflict in the Middle East. We have historically had limited operations and suppliers in these jurisdictions. Nevertheless, these military conflicts could have additional negative impacts on the global economy. Further escalation of geopolitical tensions, such as increased trade barriers, economic sanctions or restrictions on global trade, related to these military conflicts could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

General Risk Factors

The potential insolvency or financial distress of third parties could adversely impact our business and results of operations.

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitments at current or above-market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition, or liquidity could otherwise be adversely affected.

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

Legal proceedings to which we are, or may be, a party may adversely affect us.

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers or customers, intellectual property matters, data privacy matters, third party liability, including product liability claims, and employment claims.

A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. Additionally, our credit agreement includes increases in interest rates if the ratings for our debt are downgraded. Furthermore, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Roper’s Cybersecurity Program

Roper maintains a global Cybersecurity Program that outlines required cybersecurity controls for all Roper businesses. Given the decentralized nature of Roper’s operating model, day-to-day management and implementation of the Cybersecurity Program and deployment of the program’s cybersecurity controls are managed locally by each of Roper’s 27 business units. In addition, because Roper’s businesses generally operate independently and maintain separate infrastructure and systems, the risk of an enterprise-wide cybersecurity incident is somewhat reduced. While cybersecurity technologies and implementation may differ based on the needs and risk profile of each individual business, Roper has also implemented cyber tools and managed services to centrally monitor certain aspects of the Cybersecurity Program.

The Cybersecurity Program is supervised by Roper’s Vice President of Cybersecurity, who has related experience including cybersecurity, IT, Cloud, and Security Compliance. The Vice President of Cybersecurity has obtained a B.S. in Management Information Systems, a Master’s in Business Administration, and a Master’s in Management Information Systems. She also maintains the following industry cybersecurity certifications: CISA, CISSP, GSEC, GCED, GSA, and a Boardroom Certified Qualified Technology Expert (QTE).

Roper deploys cybersecurity practices and tools across all of its businesses to protect data, maintain resilient operations, and limit the impact of cybercrime. We deploy a Managed Detection and Response (“MDR”) solution across all of our business units and our Corporate infrastructure designed to address the detection, response, and remediation effectiveness of cybersecurity threats. This solution is intended to provide real-time visibility of the endpoint footprint across the enterprise, including patch management and vulnerabilities, device encryption, and cybersecurity threats and detections.

The Cybersecurity Program includes controls designed to identify and perform diligence on third parties as they are leveraged by Roper’s businesses in their respective software code development processes or for other purposes that require third-party access to critical infrastructure. The controls include, as appropriate, regularly assessing management of access controls and the cybersecurity risks posed by third parties.

Roper performs cybersecurity risk assessments to assess compliance with mandated cybersecurity controls and to assess the likelihood and impact of specific cyberattacks. Cybersecurity risk assessments are periodically performed to assess the internal compliance with cybersecurity strategy and implementation of cybersecurity controls. Areas identified for enhancement and improvement are monitored and tracked to remediation by the Roper Cyber team, including the Vice President of Cybersecurity.

We maintain a centralized incident response process with a forensic partner on retainer. In addition, we have cybersecurity insurance policies in place. Roper maintains a Cybersecurity Incident Response Plan (“CSIRP”), which requires each Roper business to designate a Cybersecurity Incident Response Team (“CSIRT”) that is responsible for receiving, reviewing, and responding to cybersecurity incident reports and activities. Cybersecurity incidents are required to be promptly reported to Roper, and such incidents and their resolution are then closely monitored by Roper’s cybersecurity team. We work on security awareness with our employees throughout the year with cybersecurity training and simulated phishing campaigns to better identify and report unusual behavior and to mitigate the likelihood and impact of possible incidents.

Cybersecurity Governance

Our Board of Directors (the “Board”) has not delegated responsibility for cybersecurity matters to a committee. Rather, the Board believes that due to the importance and continually evolving nature of cybersecurity threats, all members of the Board should participate in the oversight of these topics. As a result, management briefs the Board on cybersecurity matters during regularly scheduled Board meetings. Roper’s Vice President of Audit Services also periodically briefs the Audit Committee on cybersecurity matters and related risks, as needed.

Roper has also established a Cyber Disclosure Committee chaired by the Vice President of Cybersecurity to track and evaluate cybersecurity incidents and to assess their potential impact on the organization. This process builds upon the CSIRP and provides a framework for Roper management to monitor potentially material cyber incidents. The Cyber Disclosure Committee reports its activities and findings, as appropriate, to the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and General Counsel, and, if appropriate, to the Board of Directors.

To date, management has not identified risks from cybersecurity incidents, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Roper, including its business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors, We rely on information and technology, including third-party cloud computing platforms, for many of our business operations which could fail and cause disruption to our business operations.” above for more information. While we work to maintain our Cybersecurity Program, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks, and data or those of our third-party providers.

ITEM 2.     PROPERTIES

Our corporate offices, consisting of 42,000 square feet of leased space, are located at 6496 University Parkway, Sarasota, Florida. As of December 31, 2023, we leased facilities throughout the United States and in various locations internationally including North America, Europe, and Asia-Pacific. Additionally, we owned two properties in the United States. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

ITEM 3.     LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 22, 2024 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders.

L. Neil Hunn, 51, has served as President and Chief Executive Officer since August 2018. He previously served as Executive Vice President and Chief Operating Officer from 2017 to 2018. Mr. Hunn also served as Group Vice President of Roper’s medical segment from 2011 to 2018 and helped drive significant growth in the Company’s medical technology and application software businesses. In addition to his operating responsibilities at Roper, Mr. Hunn led the execution of the majority of the Company’s capital deployment since joining Roper. Prior to joining Roper, Mr. Hunn served 10 years as Executive Vice President and Chief Financial Officer at MedAssets, Inc., an Atlanta-based SaaS company, and as President of its revenue cycle technology businesses. He successfully led MedAssets’ initial public offering and the execution of several M&A transactions. Mr. Hunn also held roles at CMGI, an incubator of Internet businesses, and Parthenon Group, a strategy consulting firm. Mr. Hunn also serves as a director of Deere & Company.

Jason P. Conley, 48, has served as Executive Vice President and Chief Financial Officer since February 2023. Prior thereto, he served as Vice President and Chief Accounting Officer from 2021 to February 2023 and as Vice President and Controller from 2017 to 2021. He previously served as the Chief Financial Officer at Managed Health Care Associates, a Roper subsidiary, from 2013 to 2017. He also led the financial planning and investor relations activities for Roper from 2006 to 2013. Before joining Roper, Mr. Conley served in various finance and accounting leadership roles at Honeywell International and Deloitte.

John K. Stipancich, 55, has served as Executive Vice President, General Counsel and Corporate Secretary since 2018 and as Vice President, General Counsel and Corporate Secretary from 2016 to 2018. Prior to joining Roper, Mr. Stipancich was with Newell Brands Inc., a consumer products company, from 2004 to May of 2016. At Newell Brands he served as Executive Vice President and Chief Financial Officer from 2015 to 2016. Prior thereto, he served in a number of leadership roles at Newell Brands including General Counsel and Corporate Secretary, and Executive Leader of its operations in Europe, the Middle East, and Africa. Prior to his twelve years at Newell Brands, Mr. Stipancich served as Executive Vice President, General Counsel and Corporate Secretary for Evenflo Company and Assistant General Counsel for Borden, both KKR portfolio companies at the time. He started his legal career in the Cleveland office of the international law firm Squire Patton Boggs.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq under the symbol “ROP.” Based on information available to us and our transfer agent, there were approximately 213 record holders of our common stock as of February 16, 2024.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2023, our Board of Directors increased the quarterly dividend paid January 23, 2024 to $0.75 per share from $0.6825 per share, an increase of 10%. This is the thirty-first consecutive year in which the Company has increased its dividend. The timing, declaration, and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, cash flows, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Performance Graph – This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or under the Exchange Act.

The following graph compares, for the five year period ended December 31, 2023, the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the Standard & Poor’s 500 Information Technology Index (the “S&P 500 IT”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2018, 2019, 2020, 2021, 2022, and 2023. The graph assumes that $100.00 was invested on December 31, 2018 in our common stock, the S&P 500, and the S&P 500 IT and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Roper Technologies, Inc.	$100.00	$133.66	$163.59	$187.60	$165.76	$210.38
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 IT	100.00	150.29	216.25	290.92	208.90	329.73

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Roper Technologies, Inc.
S&P 500
S&P 500 Information Technology

The information set forth in Item 12 under the heading “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All currency amounts are in millions unless specified

This item generally discusses our 2023 results compared to our 2022 results. Discussions of our 2022 results compared to our 2021 results can be found within Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Roper Technologies, Inc. (“Roper,” the “Company,” “we,” “our,” or “us”) is a diversified technology company. Roper has a proven, long-term, successful track record of compounding cash flow and shareholder value. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings, and cash flow by enabling continuous improvement in the operating performance of our existing businesses and by acquiring other businesses that offer high value-added software, services, technology-enabled products and solutions that we believe are capable of achieving growth and maintaining high margins.

Discontinued Operations

On November 22, 2022, the Company completed the divestiture of a majority 51% equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC. The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained a minority equity interest in Indicor. This transaction is referred to herein as the “Indicor Transaction.” See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this minority equity interest.

During 2021, Roper entered into definitive agreements to divest our TransCore, Zetec, and CIVCO Radiotherapy businesses (“2021 Divestitures”). Roper completed the 2021 Divestitures by the end of the first quarter of 2022.

The aggregate of the 2021 Divestitures and the Indicor Transaction have greatly reduced the cyclicality and asset intensity of the Company. In addition, the Company has an increased mix of recurring revenue and a higher margin profile. The financial results for Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations. Information regarding discontinued operations is described further in Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report.

Segment Reporting

The Company’s segment reporting structure is based on business model and delivery of performance obligations. The three reportable segments are as follows:

–Application Software - Aderant, CBORD, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Strata, Vertafore

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

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). A discussion of our significant accounting policies can also be found in the Notes to Consolidated Financial Statements for the year ended December 31, 2023 included in this Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenue. Other than the changes as further described in Note 10 of our Notes to Consolidated Financial Statements with respect to the methodology used to value our equity investment in Indicor, we have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our Consolidated Financial Statements.

The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments, and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities, and other supplemental disclosures.

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

Our most significant accounting uncertainties are encountered in the areas of income taxes, valuation of other intangible assets, goodwill and other indefinite-lived intangibles impairment analyses, and valuation of our equity interest in Indicor. Estimates are considered to be significant if they meet both of the following criteria: (1) the estimate requires assumptions about matters that are uncertain at the time the estimate is made, and (2) changes in the estimate are reasonably likely to have a material financial impact from period-to-period.

Income taxes can be affected by estimates of whether and within which jurisdictions future earnings will occur and if, how, and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. If there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax law changes are unfavorable, there could be a resulting increase to income tax expense and the effective tax rate.

During 2023, our effective income tax rate was 21.5% as compared to our 2022 rate of 23.1%. The 2023 rate was favorably impacted by the recognition of a net tax benefit associated with international legal entity restructuring combined with the non-recurrence of 2022 net tax expense associated with an internal restructuring plan related to the Indicor Transaction. We expect the effective tax rate for 2024 to be approximately 21% to 22%.

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

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit.

We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The quantitative assessment utilizes an equal weighted income approach (discounted cash flow) and a market approach (consisting of a comparable public company earnings multiples methodology) to estimate the fair value of a reporting unit. To determine the reasonableness of the estimated fair values, we review the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations. If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the estimated fair value, a non-cash impairment loss is recognized in the amount of that excess.

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

Recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into our enterprise. Negative industry or economic trends, disruptions to our business, actual results significantly below projections, unexpected significant changes or planned changes in the use of the assets, divestitures, and market capitalization declines may have a negative effect on the fair value of our reporting units.

As of the annual impairment test, the Company has 22 reporting units with individual goodwill amounts ranging from $17.5 to $3,363.6. In 2023, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative assessment for these reporting units as of October 1, 2023.

Trade names that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value. We first qualitatively assess whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the indefinite-lived trade name is less than its carrying amount. If necessary, we conduct a quantitative assessment using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Revenue growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches, or other variables. Trade names resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into our enterprise.

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

As of December 31, 2023 and 2022, the Company held a 47.3% and 49.0% minority equity interest in Indicor, respectively. This equity interest provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value the equity investment. This investment is classified within Level 3 of the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. Any changes to the valuation estimates or assumptions, as described further in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report, could produce significantly different results. The fair value of our equity investment in Indicor is updated on a quarterly basis and its impact is reported as a component of “Equity investments activity, net” in our Consolidated Statement of Earnings.

Results of Continuing Operations
All currency amounts are in millions unless specified, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the years indicated:

	Years ended December 31,
	2023	2022	2021
Net revenues:
Application Software (1)	$3,186.9	$2,639.5	$2,366.7
Network Software (2)	1,439.4	1,378.5	1,223.8
Technology Enabled Products	1,551.5	1,353.8	1,243.3
Total	$6,177.8	$5,371.8	$4,833.8

Gross margin:
Application Software	68.9%	68.8%	69.4%
Network Software	85.1%	84.6%	84.1%
Technology Enabled Products	57.1%	56.9%	59.2%
Total	69.7%	69.9%	70.5%

Selling, general and administrative expenses:
Application Software	43.1%	41.8%	42.7%
Network Software	41.2%	43.2%	45.1%
Technology Enabled Products	23.7%	23.8%	25.7%
Total	37.8%	37.6%	38.9%

Segment operating margin:
Application Software	25.8%	27.1%	26.8%
Network Software	43.9%	41.4%	39.0%
Technology Enabled Products	33.4%	33.2%	33.4%
Total	31.9%	32.3%	31.6%

Corporate administrative expenses (3)	(3.7)%	(3.9)%	(3.9)%
Impairment of intangible assets	—	—	(2.0)
Income from operations	28.2	28.4	25.7
Interest expense, net	(2.7)	(3.6)	(4.8)
Equity investments activity, net	2.7	—	—
Other income (expense), net	—	(0.9)	0.5
Earnings before income taxes	28.2	23.9	21.3
Income taxes	(6.1)	(5.5)	(4.7)
Net earnings from continuing operations	22.2%	18.3%	16.7%

(1)Includes results from the acquisitions of American LegalNet, Inc. from December 30, 2021, Horizon Lab Systems, LLC from January 3, 2022, Common Cents Systems, Inc. from April 6, 2022, MGA Systems Holdings, Inc. from June 27, 2022, Common Sense Solutions, Inc. from July 12, 2022, viDesktop Inc. from August 19, 2022, TIP Technologies, Inc. from September 23, 2022, Frontline from October 4, 2022, Promium, L.L.C. from May 2, 2023, Syntellis from August 7, 2023, Replicon Inc. from August 21, 2023, and ProPricer from December 26, 2023.
(2)Includes results from the acquisition of Construction Journal, LTD. from December 21, 2021.
(3)Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net revenues for the year ended December 31, 2023 were $6,177.8 as compared to $5,371.8 for the year ended December 31, 2022, an increase of 15.0%. The components of revenue growth for the year ended December 31, 2023 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	20.7%	4.4%	14.6%	15.0%
Less Impact of:
Acquisitions/Divestitures	14.8	—	—	7.3
Foreign Exchange	—	(0.2)	(0.1)	(0.1)
Organic Revenue Growth	5.9%	4.6%	14.7%	7.8%

In our Application Software segment, net revenues for the year ended December 31, 2023 were $3,186.9 as compared to $2,639.5 for the year ended December 31, 2022. The growth of 5.9% in organic revenues was broad-based across the segment led by our businesses serving the government contracting, property and casualty insurance, acute healthcare, and legal markets. Gross margin remained relatively consistent at 68.9% for the year ended December 31, 2023 as compared to 68.8% for the year ended December 31, 2022. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues in the year ended December 31, 2023 increased to 43.1%, as compared to 41.8% in the year ended December 31, 2022, due primarily to higher amortization of acquired intangibles from the acquisitions of Frontline and Syntellis and restructuring-related expenses incurred primarily in connection with the integration of the Syntellis acquisition. The resulting operating margin was 25.8% in the year ended December 31, 2023 as compared to 27.1% in the year ended December 31, 2022.

In our Network Software segment, net revenues were $1,439.4 for the year ended December 31, 2023 as compared to $1,378.5 for the year ended December 31, 2022. The growth of 4.6% in organic revenues was led by our network software businesses serving the freight match, alternate site healthcare, and life insurance markets. Gross margin increased to 85.1% for the year ended December 31, 2023 from 84.6% for the year ended December 31, 2022, due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues decreased to 41.2% in the year ended December 31, 2023, as compared to 43.2% in the year ended December 31, 2022, due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and cost synergies resulting from an acquisition completed by our business serving the construction market. The resulting operating margin was 43.9% in the year ended December 31, 2023 as compared to 41.4% in the year ended December 31, 2022.

In our Technology Enabled Products segment, net revenues were $1,551.5 for the year ended December 31, 2023 as compared to $1,353.8 for the year ended December 31, 2022. The growth of 14.7% in organic revenues was broad-based across the segment led by our water meter technology business and medical products businesses. Gross margin increased to 57.1% in the year ended December 31, 2023, as compared to 56.9% in the year ended December 31, 2022, due primarily to operating leverage on higher organic revenues, partially offset by revenue mix. SG&A expenses as a percentage of net revenues remained relatively consistent at 23.7% in the year ended December 31, 2023 as compared to 23.8% in the year ended December 31, 2022. The resulting operating margin was 33.4% in the year ended December 31, 2023 as compared to 33.2% in the year ended December 31, 2022.

Corporate expenses increased by $17.5 to $226.7, or 3.7% of revenues, in 2023 as compared to $209.2, or 3.9% of revenues, in 2022. The dollar increase was due primarily to higher compensation and acquisition-related expenses.

Interest expense, net, decreased $27.7, or 14.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was due to lower weighted average fixed-rate debt balances and higher interest income earned on our cash and cash equivalents.

Equity investments activity, net, was a gain of $165.4 for the year ended December 31, 2023 due primarily to $140.9 associated with the change in fair value of our equity investment in Indicor and $32.5 of dividend distributions received from Indicor, partially offset by the proportionate share of net loss associated with our investment in Certinia of $5.2 in accordance with the equity method of accounting.

Other expense, net, of $2.8 for the year ended December 31, 2023 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries, partially offset by a gain on the sale of non-operating assets. Other expense, net, of $50.1 for the year ended December 31, 2022 was composed primarily of a legal settlement expense of $45.0 related to the Berall v. Verathon patent litigation matter.

During 2023, our effective income tax rate was 21.5% as compared to our 2022 rate of 23.1%. The 2023 rate was favorably impacted by the recognition of a net tax benefit associated with international legal entity restructuring combined with the non-recurrence of 2022 net tax expense associated with an internal restructuring plan related to the Indicor Transaction.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed within Note 1 of the Notes to Consolidated Financial Statements. Backlog increased 8.4% to $3,156.6 at December 31, 2023 as compared to $2,912.6 at December 31, 2022. Acquisitions contributed 5% and organic growth in backlog was 3%.

	Backlog as of December 31,
	2023	2022	Change
Application Software	$2,136.1	$1,796.3	18.9%
Network Software	493.6	507.5	(2.7)%
Technology Enabled Products	526.9	608.8	(13.5)%
Total	$3,156.6	$2,912.6	8.4%

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions unless specified

Selected cash flows for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Cash provided by (used in) continuing operations from:
Operating activities	$2,037.4	$606.6
Investing activities	(2,128.3)	(4,351.8)
Financing activities	(499.5)	(1,453.9)
Cash provided by (used in) discontinued operations	(0.3)	5,677.9

Operating activities – The increase in cash provided by operating activities from continuing operations in 2023 as compared to 2022 was due primarily to the reduction in cash taxes paid, predominantly as a result of cash taxes paid in the prior year in connection with the 2021 Divestitures and the Indicor Transaction, and higher net earnings from continuing operations net of non-cash expenses.

Investing activities – Cash used in investing activities from continuing operations during 2023 was primarily for business acquisitions, most notably Syntellis and Replicon. Cash used in investing activities from continuing operations during 2022 was primarily for business acquisitions, most notably Frontline, viGlobal, and MGA Systems.

Financing activities – Cash used in financing activities from continuing operations during 2023 was primarily for repayment at maturity of $700.0 related to our senior notes and dividend payments, partially offset by net borrowings of $360.0 on our unsecured credit facility and net proceeds from stock-based compensation. Cash used in financing activities from continuing operations during 2022 was primarily for repayments of certain senior notes totaling $800.0, net repayments of $470.0 on our unsecured credit facility, and dividend payments.

Discontinued operations – Cash provided by discontinued operations for the year ended December 31, 2022 was primarily due to proceeds from the sales of TransCore, Zetec, and the majority stake in Indicor.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,196.6 at December 31, 2023 compared to negative $1,053.7 at December 31, 2022, due primarily to negative net working capital profiles assumed with our 2023 acquisitions, most notably Syntellis and Replicon, increased deferred revenue, and changes in income tax-related balances, partially offset by an increase in accounts receivable and the cash payment related to the settlement of the Berall v. Verathon patent litigation matter. Consistent negative net working capital demonstrates Roper’s focus on asset-light business models.

Total debt excluding unamortized debt issuance costs was $6,360.2 at December 31, 2023 (26.7% of total capital) compared to $6,700.3 at December 31, 2022 (29.5% of total capital). Our total debt decreased at December 31, 2023 compared to December 31, 2022, due primarily to repayment at maturity of $700.0 related to our senior notes, partially offset by net borrowings of $360.0 on our unsecured credit facility.

On July 21, 2022, the Company entered into a five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank, and U.S. Bank, National Association, as documentation agents, which replaced the previous $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The Credit Agreement comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

The Credit Agreement requires the Company to maintain a Total Debt to Total Capital Ratio (as defined in the Credit Agreement) of 0.65 to 1.00 or less. Borrowings under the Credit Agreement are prepayable at Roper’s option at any time in whole or in part without premium or penalty.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the years ended December 31, 2023 and 2022.

At December 31, 2023, we had $6,000.0 of senior unsecured notes and $360.0 of outstanding borrowings under our unsecured credit facility. We had $7.4 of outstanding letters of credit at December 31, 2023, of which $6.6 was covered by our lending group, thereby reducing our revolving credit capacity commensurately.

We may redeem some or all of our senior unsecured notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our unsecured credit facility and senior unsecured notes.

Cash and cash equivalents at our foreign subsidiaries at December 31, 2023 totaled $148.3 as compared to $234.0 at December 31, 2022, a decrease of 36.6%. The decrease was primarily due to cash repatriation of $250.8, partially offset by cash generated from foreign operations. We intend to repatriate substantially all historical and future earnings.

Capital expenditures were $68.0 and $40.1 during 2023 and 2022, respectively. Capitalized software expenditures were $40.0 and $30.2 during 2023 and 2022, respectively. Capital expenditures and capitalized software expenditures were relatively consistent as a percentage of annual net revenues in 2023 as compared to 2022. In the future, we expect the aggregate of capital expenditures and capitalized software expenditures as a percentage of annual net revenues to be between 1.0% and 1.5%.

Contractual Cash Obligations
All currency amounts are in millions

The following table quantifies our contractual cash obligations at December 31, 2023:

Contractual cash obligations [1]		Payments due in fiscal year
	Total	2024	2025	2026	2027	2028	Thereafter
Total debt	$6,360.2	$500.1	$1,000.1	$700.0	$1,060.0	$800.0	$2,300.0
Senior note interest	675.0	150.5	138.7	120.2	93.6	83.8	88.2
Operating leases	220.7	47.9	42.9	35.1	28.3	21.9	44.6
Purchase obligations [2]	688.4	432.6	143.0	85.8	10.4	5.4	11.2
Total	$7,944.3	$1,131.1	$1,324.7	$941.1	$1,192.3	$911.1	$2,444.0
1 We have excluded the liability for uncertain tax positions and certain other tax liabilities as we are not able to reasonably estimate the timing of the payments. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report.
2 Represents minimum fixed price purchase commitments that are legally binding across Roper.

We believe that internally generated cash flows and the remaining availability under our unsecured credit facility will be adequate to finance normal operating requirements. Although we maintain an active acquisition program, any future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition, and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities, or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2024 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies, and the financial markets generally. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report for information regarding the effect of new accounting pronouncements on our Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding revolving credit facility borrowings, and to foreign currency exchange risks on our transactions and balances denominated in currencies other than the U.S. dollar. We are also exposed to equity market risks pertaining to the traded price of our common stock.

At December 31, 2023, we had $6,000.0 of fixed-rate borrowings with interest rates ranging from 1.00% to 4.20%. At December 31, 2023, the prevailing market rates for each of our long-term notes was at least 0.3% but no more than 4.1% higher than the fixed rates on our debt instruments. Our unsecured credit facility contains a $3,500.0 variable-rate revolver with $360.0 of outstanding borrowings at December 31, 2023.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in British pounds, Canadian dollars, or euros. Net revenues recognized by our companies whose functional currency is not the U.S. dollar were approximately 11% of our total net revenues in 2023 and approximately 90% of these net revenues were recognized by our companies with a functional currency that is either the British pound, Canadian dollar, or euro. If these currency exchange rates had been 10% different throughout 2023 compared to currency exchange rates actually experienced, the impact on our net earnings would have been approximately 1%.

We are exposed to equity price risk as it relates to the change in fair value of our equity investment in Indicor. This equity investment is accounted for under the fair value option with its fair value updated on a quarterly basis and its impact reported as a component of “Equity investments activity, net” in our Consolidated Statement of Earnings. A hypothetical 10% decrease in the fair value of our equity investment in Indicor based on the balance at December 31, 2023 would result in a non-cash charge within non-operating income of approximately $67.6. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this equity investment.

The trading price of our common stock influences the valuation of stock award grants and the effects these grants have on our results of operations. The stock price also influences the computation of potentially dilutive common stock used in the determination of diluted earnings per share. In addition, the stock price also affects our employees’ perceptions of programs that involve our common stock. The quantification of the effects of these changing prices on our future earnings and cash flows is not readily determinable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Roper Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Roper Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded four entities from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded these four entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of less than 1% and approximately 2% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2023.

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

Acquisition of Syntellis Parent, LLC – Valuation of Amortizable Customer Relationships

As described in Notes 1 and 2 to the consolidated financial statements, the Company acquired the outstanding membership interests of Syntellis Parent, LLC, the parent company of Syntellis Performance Solutions, LLC, on August 7, 2023, for a purchase price of $1,381 million. The acquired amortizable intangible assets include customer relationships of $529 million. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of amortizable customer relationships in connection with the acquisition of Syntellis Parent, LLC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the amortizable customer relationships; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 22, 2024

We have served as the Company’s auditor since 2002.

ROPER TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$214.3	$792.8
Accounts receivable, net	829.9	724.5
Inventories, net	118.6	111.3
Income taxes receivable	47.7	61.0
Unbilled receivables	106.4	91.5
Other current assets	164.5	151.3
Total current assets	1,481.4	1,932.4

Property, plant and equipment, net	119.6	85.3
Goodwill	17,118.8	15,946.1
Other intangible assets, net	8,212.1	8,030.7
Deferred taxes	32.2	55.9
Equity investments	795.7	535.0
Other assets	407.7	395.4
Total assets	$28,167.5	$26,980.8

Liabilities and Stockholders’ Equity
Accounts payable	$143.0	$122.6
Accrued compensation	250.0	228.8
Deferred revenue	1,583.8	1,370.7
Other accrued liabilities	446.5	454.6
Income taxes payable	40.4	16.6
Current portion of long-term debt, net	499.5	699.2
Total current liabilities	2,963.2	2,892.5

Long-term debt, net of current portion	5,830.6	5,962.5
Deferred taxes	1,513.1	1,676.8
Other liabilities	415.8	411.2
Total liabilities	10,722.7	10,943.0

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1.0 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share; 350.0 shares authorized; 108.6 shares issued and 106.9 outstanding at December 31, 2023 and 107.9 shares issued and 106.1 outstanding at December 31, 2022	1.1	1.1
Additional paid-in capital	2,767.0	2,510.2
Retained earnings	14,816.3	13,730.7
Accumulated other comprehensive loss	(122.8)	(187.0)
Treasury stock, 1.7 shares at December 31, 2023 and 1.8 shares at December 31, 2022	(16.8)	(17.2)
Total stockholders’ equity	17,444.8	16,037.8
Total liabilities and stockholders’ equity	$28,167.5	$26,980.8

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar and share amounts in millions, except per share data)

	Year ended December 31,
	2023	2022	2021
Net revenues	$6,177.8	$5,371.8	$4,833.8
Cost of sales	1,870.6	1,619.0	1,426.2
Gross profit	4,307.2	3,752.8	3,407.6

Selling, general and administrative expenses	2,562.0	2,228.3	2,072.0
Impairment of intangible assets	—	—	94.4
Income from operations	1,745.2	1,524.5	1,241.2

Interest expense, net	164.7	192.4	233.9
Equity investments activity, net	165.4	—	—
Other income (expense), net	(2.8)	(50.1)	24.6
Earnings before income taxes	1,743.1	1,282.0	1,031.9

Income taxes	374.7	296.4	226.6
Net earnings from continuing operations	1,368.4	985.6	805.3

Earnings (loss) from discontinued operations, net of tax	(4.1)	202.8	291.4
Gain on disposition of discontinued operations, net of tax	19.9	3,356.3	55.9
Net earnings from discontinued operations	15.8	3,559.1	347.3

Net earnings	$1,384.2	$4,544.7	$1,152.6

Net earnings per share from continuing operations:
Basic	$12.83	$9.31	$7.65
Diluted	$12.74	$9.23	$7.56

Net earnings per share from discontinued operations:
Basic	$0.15	$33.61	$3.30
Diluted	$0.15	$33.32	$3.26

Net earnings per share:
Basic	$12.98	$42.92	$10.95
Diluted	$12.89	$42.55	$10.82

Weighted average common shares outstanding:
Basic	106.6	105.9	105.3
Diluted	107.4	106.8	106.5

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2023	2022	2021
Net earnings	$1,384.2	$4,544.7	$1,152.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	64.2	(3.9)	(36.1)
Total other comprehensive income (loss), net of tax	64.2	(3.9)	(36.1)

Comprehensive income	$1,448.4	$4,540.8	$1,116.5

(1) In connection with the Indicor Transaction, we reclassified $142.6 of foreign currency translation adjustments to “Gain on disposition of discontinued operations, net of tax” during the year ended December 31, 2022.

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2020	104.9	$1.1	$2,097.5	$8,546.2	$(147.0)	$(18.0)	$10,479.8
Net earnings	—	—	—	1,152.6	—	—	1,152.6
Stock option exercises	0.5	—	104.7	—	—	—	104.7
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	—	(6.7)	—	—	—	(6.7)
Treasury stock sold	—	—	14.7	—	—	0.4	15.1
Currency translation adjustments, including tax benefit of $6.2	—	—	—	—	(36.1)	—	(36.1)
Stock-based compensation	—	—	138.0	—	—	—	138.0
Restricted stock activity	0.1	—	(40.4)	—	—	—	(40.4)
Dividends declared ($2.31 per share)	—	—	—	(243.2)	—	—	(243.2)
Balances at December 31, 2021	105.5	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8
Net earnings	—	—	—	4,544.7	—	—	4,544.7
Stock option exercises	0.5	—	110.0	—	—	—	110.0
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	—	13.9	—	—	0.4	14.3
Currency translation adjustments, including tax benefit of $41.9	—	—	—	—	(3.9)	—	(3.9)
Stock-based compensation	—	—	131.4	—	—	—	131.4
Restricted stock activity	0.1	—	(41.8)	—	—	—	(41.8)
Dividends declared ($2.54 per share)	—	—	—	(269.6)	—	—	(269.6)
Balances at December 31, 2022	106.1	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8
Net earnings	—	—	—	1,384.2	—	—	1,384.2
Stock option exercises	0.6	—	146.5	—	—	—	146.5
Treasury stock sold	—	—	15.1	—	—	0.4	15.5
Currency translation adjustments, including tax provision of $10.3	—	—	—	—	64.2	—	64.2
Stock-based compensation	—	—	126.5	—	—	—	126.5
Restricted stock activity	0.2	—	(31.3)	—	—	—	(31.3)
Dividends declared ($2.80 per share)	—	—	—	(298.6)	—	—	(298.6)
Balances at December 31, 2023	106.9	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings from continuing operations	$1,368.4	$985.6	$805.3
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	35.4	37.3	44.0
Amortization of intangible assets	719.8	612.8	571.9
Amortization of deferred financing costs	9.9	11.8	13.5
Non-cash stock compensation	123.5	118.5	123.0
Equity investments activity, net	(165.4)	—	—
Impairment of intangible assets	—	—	94.4
Gain on disposal of assets, net of associated income tax	—	—	(21.6)
Income tax provision, excluding tax associated with gain on disposal of assets	374.7	296.4	221.1
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(50.2)	2.5	(73.7)
Unbilled receivables	(7.5)	(11.1)	(16.4)
Inventories	(6.6)	(43.1)	(0.3)
Accounts payable	18.2	21.3	16.0
Other accrued liabilities	(1.0)	(7.6)	27.0
Deferred revenue	93.9	52.9	162.2
Cash taxes paid for gain on disposal of businesses	(32.5)	(953.8)	—
Cash income taxes paid, excluding tax associated with gain on disposal of businesses and assets	(423.4)	(498.9)	(273.9)
Other, net	(19.8)	(18.0)	(36.7)
Cash provided by operating activities from continuing operations	2,037.4	606.6	1,655.8
Cash provided by (used in) operating activities from discontinued operations	(2.3)	128.0	356.1
Cash provided by operating activities	2,035.1	734.6	2,011.9

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(2,052.7)	(4,280.1)	(217.0)
Capital expenditures	(68.0)	(40.1)	(28.5)
Capitalized software expenditures	(40.0)	(30.2)	(29.7)
Distributions from equity investment	32.5	—	—
Proceeds from sale of assets	—	—	27.1
Other, net	(0.1)	(1.4)	(1.1)
Cash used in investing activities from continuing operations	(2,128.3)	(4,351.8)	(249.2)
Proceeds from disposition of discontinued operations	2.0	5,561.8	115.6
Cash used in investing activities from discontinued operations	—	(0.5)	(9.3)
Cash provided by (used in) investing activities	(2,126.3)	1,209.5	(142.9)

Cash flows from (used in) financing activities:
Payments of senior notes	(700.0)	(800.0)	(500.0)
Borrowings (payments) under revolving line of credit, net	360.0	(470.0)	(1,150.0)
Debt issuance costs	—	(3.9)	—
Cash dividends to stockholders	(290.2)	(262.3)	(236.4)
Treasury stock sales	15.5	14.3	15.1
Proceeds from stock-based compensation, net	115.2	68.2	64.3
Other, net	—	(0.2)	(0.1)
Cash used in financing activities from continuing operations	(499.5)	(1,453.9)	(1,807.1)
Cash used in financing activities from discontinued operations	—	(11.4)	(6.4)
Cash used in financing activities	(499.5)	(1,465.3)	(1,813.5)
(Continued)

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in millions)

	Year ended December 31,
	2023	2022	2021
Effect of exchange rate changes on cash	12.2	(37.5)	(12.3)

Net increase (decrease) in cash and cash equivalents	(578.5)	441.3	43.2

Cash and cash equivalents, beginning of year	792.8	351.5	308.3

Cash and cash equivalents, end of year	$214.3	$792.8	$351.5

Supplemental disclosures:
Cash paid for:
Interest	$201.9	$206.5	$222.2
Non-cash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$2,235.1	$4,891.8	$249.8
Liabilities assumed	(182.4)	(611.7)	(32.8)
Cash paid, net of cash acquired	$2,052.7	$4,280.1	$217.0

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
(Dollar and share amounts in millions unless specified, except per share data)

(1) Summary of Accounting Policies

Basis of Presentation – These financial statements present consolidated information for Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

Nature of the Business – Roper is a diversified technology company. The Company operates market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

Discontinued Operations – On November 22, 2022, the Company completed the divestiture of a majority 51% equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC (“CD&R”). The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained a minority equity interest in Indicor. This transaction is referred to herein as the “Indicor Transaction.” See Note 10 for additional information on this minority equity interest.

During 2021, the Company signed definitive agreements to divest its TransCore, Zetec, and CIVCO Radiotherapy businesses, (“2021 Divestitures”). Roper completed the 2021 Divestitures by the end of the first quarter of 2022.

The financial results for Indicor and the 2021 Divestitures are presented as discontinued operations for all periods presented. Unless otherwise noted, discussion within these Notes to Consolidated Financial Statements relates to continuing operations. Refer to Note 3 for additional information on discontinued operations.

Recent Accounting Pronouncements – The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs not listed below were assessed and either determined to be not applicable or are expected to have an immaterial impact on the Company’s results of operations, financial position, or cash flows.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued an update to improve the accounting for acquired revenue contracts with customers in a business combination by promoting consistency in the recognition of an acquired contract liability and the subsequent revenue recognized by the acquirer. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company early-adopted this update in the fourth quarter of 2021. This update did not have a material impact on the acquisitions completed in the year of adoption.

Recently Released Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which expands income tax disclosure requirements, including disaggregation of rate reconciliation table categories, disaggregation of earnings before income taxes and income tax expense information, and disaggregation of income taxes paid information, among other changes. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its Consolidated Financial Statements and related disclosures.

Significant Accounting Policies

Cash and Cash Equivalents – Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $0.4 and $432.9 of cash equivalents at December 31, 2023 and 2022, respectively.

Contingencies – Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies. Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred. In the assessment of contingencies as of December 31, 2023, management concluded that there were no matters for which there was a reasonable possibility of a material loss. See Note 13 for additional information.

Earnings per Share – Basic earnings per share was calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share was calculated using net earnings and the weighted average number of shares of common stock and potential common stock associated with stock options outstanding during the respective year.

The effects of potential common stock were determined using the treasury stock method:

	Year ended December 31,
	2023	2022	2021
Basic weighted average shares outstanding	106.6	105.9	105.3
Effect of potential common stock:
Common stock awards	0.8	0.9	1.2
Diluted weighted average shares outstanding	107.4	106.8	106.5

For the years ended December 31, 2023, 2022, and 2021, there were 0.726, 0.834, and 0.521 outstanding stock options, respectively, that were not included in the determination of diluted earnings per share because doing so would have been antidilutive.

Equity Investments – As of December 31, 2023 and 2022, the Company held a 47.3% and 49.0% minority equity interest in Indicor, respectively. This equity interest provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of our equity investment in Indicor is updated on a quarterly basis and its impact is reported as a component of “Equity investments activity, net” in our Consolidated Statement of Earnings. See Note 10 for additional information on this investment.

In 2023, the Company acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., which provides us with the ability to exercise significant influence, but not control, over the investee. This equity investment is accounted for under the equity method of accounting whereby our proportionate share of earnings or loss associated with the investment is reported as a component of “Equity investments activity, net” in our Consolidated Statement of Earnings with a corresponding change in the balance of our equity investment. Our proportionate share of loss associated with our investment in Certinia was $5.2 for the year ended December 31, 2023. The balance of our equity investment in Certinia, reported as a component of “Equity investments” in our Consolidated Balance Sheet, was $119.8 as of December 31, 2023.

Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions – Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results. Translation adjustments are reflected within other comprehensive income. Foreign currency transaction gains and losses are recorded in our Consolidated Statements of Earnings within “Other income (expense), net.” Foreign currency transaction gains/(losses) were not material for any periods presented.

Goodwill and Other Intangibles – Roper accounts for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value). When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, then performance of the quantitative impairment test is required. The quantitative process utilizes both an income approach (discounted cash flow) and a market approach (consisting of a comparable public company earnings multiples methodology) to estimate the fair value of a reporting unit. To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations. If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the estimated fair value, a non-cash impairment loss is recognized in the amount of that excess.

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

As of the annual impairment test, Roper has 22 reporting units with individual goodwill amounts ranging from $17.5 to $3,363.6. In 2023, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative analysis for these reporting units.

Recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the enterprise. Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures, and market capitalization declines may have a negative effect on the fair value of Roper’s reporting units.

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

Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Trade names that are determined to have indefinite useful economic lives are not amortized, but are separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value. Roper first qualitatively assesses whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of an indefinite-lived trade name is less than its carrying amount. If necessary, Roper conducts a quantitative review using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. To the extent the Company determines a fair value, the inputs used represent a Level 3 fair value measurement in the FASB fair value hierarchy given that the inputs are unobservable. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Revenue growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches, or other variables. Trade names resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into Roper.

During the fourth quarter of 2021, the Company determined that the use of the Sunquest trade name would be discontinued given the strategic action to merge the Sunquest business into our Clinisys business, both of which are reported in our Application Software reportable segment. Considering the planned merger and updated market comparisons, the royalty rate utilized in the quantitative impairment assessment of the trade name was 0.5% as compared to a royalty rate of 3.5% used in the prior year. The royalty rate reduction was the significant assumption that resulted in a non-cash impairment charge of $94.4 recognized as “Impairment of intangible assets” within our Consolidated Statement of Earnings.

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

Impairment of Long-Lived Assets – The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and other intangible assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or life of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision to the remaining life is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge or acceleration of depreciation or amortization expense in the future.

Income Taxes – The Company recognizes in the Consolidated Financial Statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions. Interest and penalties related to unrecognized tax benefits are classified as a component of income tax expense.

The Company records a valuation allowance to reduce its deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, the Company’s estimate of future taxable income and any applicable tax planning strategies.

Certain assets and liabilities have different bases for financial reporting and income tax purposes. Deferred income taxes have been provided for these differences at the enacted tax rates expected to be paid. See Note 8 for additional information regarding income taxes.

Inventories – Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Product Warranties – The Company sells certain of its products to customers with a product warranty that allows customers to return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer, or the issuance of a credit to the customer. The Company accrues its estimated exposure to warranty claims based upon current and historical product sales data, warranty costs incurred, and any other related information known to the Company.

Property, Plant and Equipment and Depreciation and Amortization – Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 - 30 years
Machinery and other equipment	8 - 12 years
Computer equipment and software	3 - 5 years

Leasehold improvements are depreciated over the shorter of the remaining lease term or the useful life of the asset.

Research, Development and Engineering – Research, development and engineering (“R,D&E”) costs include salaries and benefits, rents, supplies, and other costs related to products under development or improvements to existing products. R,D&E costs are expensed as incurred and are included within selling, general and administrative expenses. R,D&E expenses totaled $646.1, $529.8, and $484.8 for the years ended December 31, 2023, 2022, and 2021, respectively.

Revenue Recognition – The reported results reflect the application of ASC 606 guidance. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and/or services. To achieve this principle, the Company applies the following five steps:

•identify the contract with the customer;
•identify the performance obligations in the contract;
•determine the transaction price;
•allocate the transaction price to performance obligations in the contract; and
•recognize revenue when or as the Company satisfies a performance obligation.

Disaggregated Revenue – We disaggregate our revenues by reportable segment into four categories: (i) recurring revenue comprised of Software-as-a-Service (“SaaS”), annual term licenses, and software maintenance; (ii) reoccurring revenue comprised of transactional and volume-based fees related to software licenses; (iii) non-recurring revenue comprised of multi-year term and perpetual software licenses, professional services associated with software products and hardware sold with our software licenses; and (iv) product revenue. See details in the tables below:

	Year ended December 31, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,454.3	$1,039.5	$17.3	$3,511.1
Reoccurring	137.8	263.4	—	401.2
Non-recurring	594.8	136.5	1.5	732.8
Total Software Revenue	3,186.9	1,439.4	18.8	4,645.1

Product Revenue	—	—	1,532.7	1,532.7
Total Revenue	$3,186.9	$1,439.4	$1,551.5	$6,177.8

	Year ended December 31, 2022
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,946.0	$981.4	$12.0	$2,939.4
Reoccurring	124.2	246.2	—	370.4
Non-recurring	569.3	150.9	1.2	721.4
Total Software Revenue	2,639.5	1,378.5	13.2	4,031.2

Product Revenue	—	—	1,340.6	1,340.6
Total Revenue	$2,639.5	$1,378.5	$1,353.8	$5,371.8

	Year ended December 31, 2021
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,708.0	$837.5	$7.8	$2,553.3
Reoccurring	111.4	249.5	—	360.9
Non-recurring	547.3	136.8	0.8	684.9
Total Software Revenue	2,366.7	1,223.8	8.6	3,599.1

Product Revenue	—	—	1,234.7	1,234.7
Total Revenue	$2,366.7	$1,223.8	$1,243.3	$4,833.8

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

Software and related services

•Recurring – consists primarily of SaaS subscriptions and post-contract support (“PCS”) which are recognized ratably over the contractual term and annual term software licenses which are generally recognized at a point in time.

•Reoccurring – consists primarily of transactional and volume-based fees which are highly reoccurring and recognized at a point in time under a usage-based model.

•Non-recurring – consists primarily of perpetual, multi-year term software licenses, or installation/implementation services and associated hardware. Revenues from perpetual and multi-year term licenses are generally recognized at a point in time. Revenues from software implementation projects are generally recognized over time using the input method, utilizing the ratio of costs or labor hours incurred to total estimated costs or labor, as the measure of performance.

Payment for software licenses is generally required within 30 to 60 days of the transfer of control. Payment for PCS is generally required within 30 to 60 days of the commencement of the service period, which is primarily offered to customers over a one-year timeframe. Payment terms do not contain a significant financing component. Payment for implementation/installation services that are recognized over time is typically commensurate with milestones defined in the contract, or billable hours incurred.

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

Accounts receivable, net – Accounts receivable, net includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $22.2 and $16.6 at December 31, 2023 and 2022, respectively. We make estimates of expected allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, changes to customer creditworthiness, and other factors that may affect our ability to collect from customers.

Unbilled receivables – Our unbilled receivables include unbilled amounts typically resulting from sales under software milestone billings associated with multi-year term license renewals and software implementations when the input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not solely due to the passage of time. Amounts may not exceed their net realizable value.

Deferred revenue – We record deferred revenue when cash payments are received or due in advance of our performance. Our deferred revenue relates primarily to software and related services. In most cases, we recognize deferred revenue ratably over time as the SaaS or PCS performance obligation is satisfied. The non-current portion of deferred revenue is included in “Other liabilities” in our Consolidated Balance Sheets.

Our unbilled receivables and deferred revenue are reported in a net position on a contract-by-contract basis at the end of each reporting period. The net balances are classified as current or non-current based on expected timing of revenue recognition and billable milestones.

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the expected timing of expense recognition. Where the amortization period would have been one year or less, we expense the associated incremental direct cost as incurred. The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets. At December 31, 2023 and 2022, the current portion of deferred commissions was $35.0 and $33.1, respectively, and the non-current portion of deferred commissions was $36.7 and $31.7, respectively. The Company recognized $29.3, $30.7, and $27.2 of expense related to deferred commissions for the years ended December 31, 2023, 2022, and 2021, respectively.

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of December 31, 2023, total remaining performance obligations were $4,612.6. We expect to recognize revenue on approximately 68% of our remaining performance obligations over the next 12 months, with the remainder to be recognized thereafter.

Capitalized Software – The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met. Overhead, general and administrative, and training costs are not capitalized. Capitalized software balances, net of accumulated amortization, were $102.6 and $83.9 at December 31, 2023 and 2022, respectively, which are included in “Other assets” in our Consolidated Balance Sheets.

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

(2) Business Acquisitions and Dispositions

Acquisitions

2023 Acquisitions – Roper completed four business acquisitions in the year ended December 31, 2023. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date for the acquisitions completed during 2023 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The largest of the 2023 acquisitions was Syntellis Parent, LLC (“Syntellis”), the parent company of Syntellis Performance Solutions, LLC, a leading provider of cloud-based performance management and data solutions for healthcare, financial institutions, and higher education markets. Roper acquired the outstanding membership interests of Syntellis on August 7, 2023, for a purchase price of $1,381, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $135 which is expected to be utilized over the next 15 years. This acquisition has been integrated into our Strata business and its results are reported in the Application Software reportable segment.

The Company recorded $859.0 in goodwill, $17.0 assigned to trade names that are not subject to amortization, and $594.0 of other identifiable intangibles in connection with the Syntellis acquisition. The amortizable intangible assets include customer relationships of $529.0 (20 year useful life) and technology of $65.0 (7 year useful life).

During the year ended December 31, 2023, Roper completed three additional bolt-on acquisitions.

On May 2, 2023, Roper acquired the outstanding membership interests of Promium, L.L.C., a leading provider of laboratory information management systems in the environmental and water markets, for a purchase price of $16.5. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment.

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

On December 26, 2023, Roper acquired the issued and outstanding shares of Executive Business Services, Inc. (“ProPricer”), a leading provider of proposal pricing software solutions for government contractors and government agencies, for a purchase price of $79.5, adjusted for cash acquired and certain liabilities assumed. This acquisition is integrating into our Deltek business and its results are reported in the Application Software reportable segment.

The Company recorded $330.6 in goodwill, $15.4 assigned to trade names that are not subject to amortization, and $229.1 of other identifiable intangibles in connection with these three acquisitions. The amortizable intangible assets include customer relationships of $209.4 (16.9 year weighted average useful life) and technology of $19.7 (5.0 year weighted average useful life).

On August 4, 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., a leading provider of professional services automation software, for $125.0. The Company’s investment is accounted for under the equity method of accounting whereby our proportionate share of earnings or loss associated with the investment is reported as a component of “Equity investments activity, net” in our Consolidated Statement of Earnings with a corresponding change in the balance of our equity investment which is reported as a component of “Equity investments” in our Consolidated Balance Sheet.

On January 22, 2024, Roper entered into an agreement to acquire Genesis Ultimate Holding Co., the parent company of Procare Software, LLC (“Procare”) for a purchase price of approximately $1,860, which contemplates a net present value tax benefit of approximately $110. Procare is a leading provider of cloud-based software for the management of early childhood education centers. This acquisition is expected to close in the first quarter of 2024.

2022 Acquisitions – Roper completed seven business acquisitions in the year ended December 31, 2022. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date for the acquisitions completed during 2022 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The largest of the 2022 acquisitions was Frontline Technologies Parent, LLC (“Frontline”), a leading provider of K-12 school administration software, connecting solutions for human capital management, student and special programs, and business operations with powerful analytics that empower educators. Roper acquired Frontline on October 4, 2022, for a purchase price of $3,738.0. The purchase price comprised an enterprise value of $3,725.0, adjusted for cash acquired and the settlement of certain liabilities. Additionally, the purchase price initially contemplated a net present value tax benefit of approximately $350. During the measurement period, the net present value tax benefit was revised upwards to approximately $500 associated with an increase in our tax basis. The revised net present value tax benefit is expected to be utilized over the next 15 years. The results of Frontline are reported in the Application Software reportable segment.

The Company recorded $2,197.6 in goodwill and $1,918.6 of other identifiable intangibles in connection with the Frontline acquisition. Of the $1,918.6 of acquired intangible assets, $83.0 was assigned to trade names that are not subject to amortization. The remaining $1,835.6 of acquired intangible assets include customer relationships of $1,757.0 (20 year useful life) and unpatented technology of $78.6 (5 year useful life).

Including measurement period adjustments, net assets acquired also include approximately $258 of deferred revenue and approximately $122 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes. Approximately $1,200 of goodwill is expected to be deductible for tax purposes.

During the year ended December 31, 2022, Roper completed six additional bolt-on acquisitions with an aggregate purchase price of $578.8, net of cash acquired and debt assumed.

On January 3, 2022, Roper acquired the outstanding membership interests of Horizon Lab Systems, LLC, a provider of laboratory information management systems in the toxicology, environmental, public health, and agricultural markets. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment.

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

On August 19, 2022, Roper acquired substantially all of the assets of viDesktop Inc. (“viGlobal”), a leading provider of end-to-end human resources management software used for recruiting and integration, productivity management, resource allocation, performance management, learning and development, and diversity and inclusion at professional services firms. This acquisition has been integrated into our Aderant business and its results are reported in the Application Software reportable segment.

During the third quarter of 2022, Roper acquired TIP Technologies, Inc. and Common Sense Solutions, Inc., which have been integrated into our Deltek business and their results are reported in the Application Software reportable segment.

The Company recorded $361.5 in goodwill, $9.5 assigned to trade names that are not subject to amortization, and $239.3 of other identifiable intangibles in connection with these six acquisitions. The amortizable intangible assets include customer relationships of $223.4 (18.2 year weighted average useful life) and technology of $15.9 (4.9 year weighted average useful life).

2021 Acquisitions – Roper completed seven business acquisitions in the year ended December 31, 2021 with an aggregate purchase price of $225.9, net of cash acquired and debt assumed. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date for the acquisitions completed during 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

During the first three quarters of 2021, Roper completed four acquisitions which were integrated into our Deltek business and their results are reported in the Application Software reportable segment.

On November 18, 2021, Roper acquired substantially all of the assets of Agency Zoom, LLC (“Agency Zoom”), a provider of sales, marketing, and service automation software solutions for insurance agencies. Agency Zoom was integrated into our Vertafore business and its results are reported in the Application Software reportable segment.

On December 21, 2021, Roper acquired a majority of the assets of The Construction Journal, LTD. (“Construction Journal”), a provider of selling, marketing, and licensing software solutions for the commercial construction industry. Construction Journal was integrated into our ConstructConnect business and its results are reported in the Network Software reportable segment.

On December 30, 2021, Roper acquired 100% of the shares of American LegalNet, Inc. (“ALN”), a provider of court forms, eFiling, calendaring, and docketing software solutions. ALN was integrated into our Aderant business and its results are reported in the Application Software reportable segment.

The Company recorded $138.8 in goodwill and $104.9 of other identifiable intangibles in connection with these seven acquisitions. The amortizable intangible assets include customer relationships of $94.6 (12.9 year weighted average useful life) and technology of $10.3 (5.3 year weighted average useful life).

Dispositions

On March 17, 2021, Roper completed the sale of a minority investment in Sedaru, Inc. for $27.1 in cash. The sale resulted in a pretax gain of $27.1, which is reported within “Other income (expense), net” in our Consolidated Statement of Earnings. In addition, we recognized income tax expense of $5.5 in connection with the sale, which is included within “Income taxes” in our Consolidated Statement of Earnings.

(3) Discontinued Operations

The Company concluded that the 2021 Divestitures and the Indicor Transaction each represented a strategic shift that had a major effect on the Company’s operations and financial results. These transactions have greatly reduced the cyclicality and asset intensity of the Company. In addition, the Company has an increased mix of recurring revenue and a higher margin profile. Accordingly, the financial results related to the 2021 Divestitures and Indicor are presented in our Consolidated Financial Statements as discontinued operations for all periods presented.

2021 Divestitures – During 2021, the Company signed definitive agreements to divest its TransCore, Zetec, and CIVCO Radiotherapy businesses as described below.

•On March 17, 2022, Roper closed on the divestiture of our TransCore business to an affiliate of Singapore Technologies Engineering Ltd, for approximately $2,680 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain on disposition of discontinued operations, net of tax” in our Consolidated Statement of Earnings for the year ended December 31, 2022. TransCore was previously included in the historical Network Software & Systems reportable segment.

•On January 5, 2022, Roper closed on the divestiture of our Zetec business to Eddyfi NDT Inc. for approximately $350 in cash. The sale resulted in a pretax gain of $255.3 and income tax expense of $60.9, which are reported within “Gain on disposition of discontinued operations, net of tax” in our Consolidated Statement of Earnings for the year ended December 31, 2022. Zetec was previously included in the historical Process Technologies reportable segment.

•On November 1, 2021, Roper closed on the divestiture of our CIVCO Radiotherapy business to an affiliate of Blue Wolf Capital Partners LLC, for approximately $120 in cash. The sale resulted in a pretax gain of $77.2 and income tax expense of $21.3, which are reported within “Gain on disposition of discontinued operations, net of tax” in our Consolidated Statement of Earnings for the year ended December 31, 2021. The CIVCO Radiotherapy business was previously included in the historical Measurement & Analytical Solutions reportable segment.

The following table summarizes the major classes of revenues and expenses constituting net earnings from discontinued operations attributable to the TransCore, Zetec, and CIVCO Radiotherapy businesses:

	Year ended December 31,
	2022	2021
Net revenues	$100.4	$638.0
Cost of sales	71.2	372.9
Gross profit	29.2	265.1

Selling, general and administrative expenses (1)	19.9	124.0
Income from operations	9.3	141.1

Other income, net	0.1	1.5
Earnings before income taxes (2)	9.4	142.6

Income taxes	(6.2)	28.5
Earnings from discontinued operations, net of tax	15.6	114.1

Gain on disposition of discontinued operations, net of tax (3)	1,717.5	55.9

Net earnings from discontinued operations	$1,733.1	$170.0
(1) Includes stock-based compensation expense of $0.9 and $5.4 for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation was previously reported as a component of unallocated corporate general and administrative expenses.
(2) During the year ended December 31, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period. Depreciation and amortization was $5.2 for the year ended December 31, 2021.
(3) Includes expense of $4.5 and $0.9 associated with accelerated vesting of share-based awards for the years ended December 31, 2022 and 2021, respectively.

Indicor – On November 22, 2022, Roper completed the divestiture of a majority 51% stake in Indicor to CD&R for approximately $2,604 in cash. The consideration was comprised of a cash distribution of approximately $1,775 funded by third-party indebtedness incurred by Indicor and approximately $829 related to the majority 51% equity stake. The Company retained an initial 49% minority equity interest. The sale resulted in a pretax gain of $2,046.0, which included $142.6 of foreign currency translation losses and $535.0 associated with the initial remaining 49% interest in Indicor (described further in Note 10). The Company recognized income tax expense of $407.2 associated with the gain.

The following table summarizes the major classes of revenues and expenses constituting net earnings from discontinued operations attributable to Indicor:

	Year ended December 31,
	2023		2022	2021
Net revenues	$—		$916.1	$944.0
Cost of sales	—		432.1	434.2
Gross profit	—		484.0	509.8

Selling, general and administrative expenses (1)	2.3		250.5	265.7
Impairment of intangible assets	—		—	5.1
Income (loss) from operations	(2.3)		233.5	239.0

Other income (expense), net	—		(0.7)	0.1
Earnings (loss) before income taxes (2)	(2.3)		232.8	239.1

Income taxes	1.8		45.6	61.8
Earnings (loss) from discontinued operations, net of tax	(4.1)		187.2	177.3

Gain on disposition of discontinued operations, net of tax	19.9	(3)	1,638.8	—

Net earnings from discontinued operations	$15.8		$1,826.0	$177.3
(1) Certain costs previously reported as a component of unallocated corporate general and administrative expenses have been reclassified to discontinued operations. These costs primarily include stock-based compensation expense of $10.3 and $13.1 for the years ended December 31, 2022 and 2021, respectively.
(2) Includes depreciation and amortization of $6.4 and $18.2 for the years ended December 31, 2022 and 2021, respectively.
(3) Consists of adjustments subsequent to the sale primarily associated with income taxes.

(4) Inventories

The components of inventories at December 31 were as follows:

	2023	2022
Raw materials and supplies	$57.6	$60.6
Work in process	28.7	24.9
Finished products	41.8	31.3
Inventory reserves	(9.5)	(5.5)
Inventories, net	$118.6	$111.3

(5) Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows:

	2023	2022
Land	$1.0	$1.0
Buildings and leasehold improvements	57.7	43.0
Machinery and other equipment	137.2	113.2
Computer equipment	116.4	107.5
Software	76.1	71.9
Property, plant and equipment, gross	388.4	336.6
Accumulated depreciation	(268.8)	(251.3)
Property, plant and equipment, net	$119.6	$85.3

Depreciation and amortization expense related to property, plant and equipment was $35.4, $37.3, and $44.0 for the years ended December 31, 2023, 2022, and 2021, respectively.

(6) Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2021	$8,889.3	$3,655.3	$931.7	$13,476.3
Goodwill acquired	2,559.1	—	—	2,559.1
Currency translation adjustments	(32.1)	(56.3)	(1.4)	(89.8)
Reclassifications and other	1.2	(0.7)	—	0.5
Balances at December 31, 2022	$11,417.5	$3,598.3	$930.3	$15,946.1
Goodwill acquired	1,189.6	—	—	1,189.6
Currency translation adjustments	15.2	26.3	0.5	42.0
Reclassifications and other	(58.9)	—	—	(58.9)
Balances at December 31, 2023	$12,563.4	$3,624.6	$930.8	$17,118.8

Reclassifications and other during the year ended December 31, 2023 relates to purchase accounting adjustments for acquisitions and is composed primarily of measurement period adjustments of $56.2 to decrease goodwill and deferred tax liabilities in connection with the Frontline opening balance sheet. Refer to Note 2 for information regarding acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$9,300.7	$(2,437.7)	$6,863.0
Unpatented technology	954.6	(506.9)	447.7
Software	149.0	(134.0)	15.0
Patents and other protective rights	10.3	(1.2)	9.1
Trade names	9.7	(3.1)	6.6
Assets not subject to amortization:
Trade names	689.3	—	689.3
Balances at December 31, 2022	$11,113.6	$(3,082.9)	$8,030.7

Assets subject to amortization:
Customer related intangibles	$10,061.7	$(3,000.5)	$7,061.2
Unpatented technology	1,047.0	(638.8)	408.2
Software	149.2	(143.4)	5.8
Patents and other protective rights	10.3	(1.4)	8.9
Assets not subject to amortization:
Trade names	728.0	—	728.0
Balances at December 31, 2023	$11,996.2	$(3,784.1)	$8,212.1

Amortization expense of other intangible assets was $698.4, $600.5, and $565.1 during the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense is expected to be $696.0 in 2024, $666.0 in 2025, $636.0 in 2026, $594.0 in 2027, and $553.0 in 2028.

(7) Other Accrued Liabilities

Other accrued liabilities at December 31 were as follows:

	2023	2022
Interest	$33.6	$40.2
Customer deposits	45.2	48.9
Accrued dividends	82.5	74.0
Rebates	81.2	51.5
Operating lease liabilities	43.3	46.4
Sales and other taxes payable	31.8	22.9
Patent litigation accrual (1)	—	45.0
Other	128.9	125.7
Other accrued liabilities	$446.5	$454.6
(1) Refer to Note 13 for details regarding the settlement of the Berall v. Verathon patent litigation matter.

(8) Income Taxes

Earnings before income taxes for the years ended December 31, 2023, 2022, and 2021 consisted of the following components:

	2023	2022	2021
United States	$1,480.3	$1,026.4	$814.7
Other	262.8	255.6	217.2
Earnings before income taxes	$1,743.1	$1,282.0	$1,031.9

Components of income tax expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Current:
Federal	$352.6	$322.9	$110.2
State	80.7	80.8	50.8
Foreign	69.9	65.9	59.9
Deferred:
Federal	(94.1)	(136.9)	27.5
State	(27.7)	(31.1)	(27.2)
Foreign	(6.7)	(5.2)	5.4
Income tax expense	$374.7	$296.4	$226.6

Reconciliations between the U.S. federal statutory income tax rate and the effective income tax rate for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign operations, net	0.5	0.8	2.5
R&D tax credits	(1.9)	(3.0)	(2.1)
State taxes, net of federal benefit	3.5	3.7	2.8
Stock-based compensation	(1.5)	(1.0)	(2.4)
Impact of UK tax rate change	—	—	2.0
Legal entity restructuring	(0.4)	0.8	(1.4)
Other, net	0.3	0.8	(0.4)
Effective tax rate	21.5%	23.1%	22.0%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of deferred tax assets and liabilities at December 31 were as follows:

	2023	2022
Deferred tax assets:
Reserves and accrued expenses	$223.2	$192.4
Net operating loss carryforwards	80.2	84.6
R&D credits	7.6	8.9
Capitalized R&D expenditures	178.7	97.8
Interest expense limitation carryforwards	31.0	41.1
Lease liabilities	47.1	50.1
Valuation allowance	(34.8)	(37.1)
Total deferred tax assets	$533.0	$437.8
Deferred tax liabilities:
Reserves and accrued expenses	$18.3	$12.0
Amortizable intangible assets	1,752.8	1,818.7
Accrued tax on unremitted foreign earnings	8.8	5.8
Right-of-use assets	44.7	48.0
Outside basis difference in Indicor	189.3	174.2
Total deferred tax liabilities	$2,013.9	$2,058.7

As of December 31, 2023, the Company has $41.4 of tax-effected U.S. federal net operating loss carryforwards and $40.0 of tax-effected state net operating loss carryforwards without regard for federal benefit of state. The majority of the net operating loss carryforwards are subject to limitation under the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. Additionally, as of December 31, 2023, the Company has $31.0 of IRC Section 163(j) interest expense limitation carryforwards which have an indefinite carryforward period.

As of December 31, 2023, the Company has a $178.7 deferred tax asset related to taxpayer requirements to capitalize and amortize research and development (“R&D”) expenditures under IRC Section 174. The Company amortizes these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside of the U.S.

The Company has a deferred tax liability of $189.3 in outside basis difference as of December 31, 2023 associated with the retained minority equity interest in Indicor. See Note 10 for additional information on this minority equity interest.

As of December 31, 2023, the Company determined that a total valuation allowance of $34.8 was necessary to reduce U.S. federal and state deferred tax assets by $28.4 and foreign deferred tax assets by $6.4, where it was more likely than not that all such deferred tax assets will not be realized. As of December 31, 2023, the Company believes it is more likely than not that the remaining net deferred tax assets will be realized based on the Company’s estimate of future taxable income and any applicable tax planning strategies within various tax jurisdictions.

The Company recognizes in the Consolidated Financial Statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	2023	2022	2021
Beginning balances	$29.0	$40.5	$63.5
Additions for tax positions of prior periods	4.3	—	2.2
Additions for tax positions of the current period	4.3	2.3	3.3
Additions due to acquisitions	—	—	1.0
Reductions for tax positions of prior periods	—	(11.2)	(0.5)
Reductions attributable to lapses of applicable statutes of limitations	(2.0)	(2.6)	(4.6)
Reductions attributable to settlements with taxing authorities	—	—	(24.4)
Ending balances	$35.6	$29.0	$40.5

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $35.6. Interest and penalties related to unrecognized tax benefits were $2.0 in 2023 and are classified as a component of income tax expense. Accrued interest and penalties were $6.6 at December 31, 2023 and $4.6 at December 31, 2022. During the next twelve months, it is reasonably possible that the unrecognized tax benefits may decrease by a net amount of $5.1, mainly due to anticipated statute of limitations lapses in various jurisdictions.

The Company and its subsidiaries are subject to examinations for U.S. federal income tax as well as income tax in various state, city, and foreign jurisdictions. The Company’s federal income tax returns for 2020 through the current period remain open to examination and the relevant state, city, and foreign statutes vary. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company intends to distribute all historical unremitted foreign earnings up to the amount of excess foreign cash, as well as all future foreign earnings that can be repatriated without incremental U.S. federal tax cost. Any remaining outside basis differences relating to the Company’s investment in foreign subsidiaries are not expected to be material and will be indefinitely reinvested.

(9) Long-Term Debt

On July 21, 2022, the Company entered into a five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank, and U.S. Bank, National Association, as documentation agents, which replaced the previous $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The Credit Agreement comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

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

At December 31, 2023 and 2022, there were $360.0 and no outstanding borrowings under the Credit Agreement, respectively. The Company was in compliance with its debt covenants throughout the years ended December 31, 2023 and 2022.

On June 22, 2020, the Company completed a public offering of $600.0 aggregate principal amount of 2.00% senior unsecured notes due June 30, 2030 (“2030 Notes”). The 2030 Notes bear interest at a fixed rate and are payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2020. The net proceeds were used for general corporate purposes, including acquisitions.

On September 1, 2020, the Company completed a public offering of $300.0 aggregate principal amount of 0.45% senior unsecured notes due August 15, 2022 (“2022 Notes”), $700.0 aggregate principal amount of 1.00% senior unsecured notes due September 15, 2025 (“2025 Notes”), $700.0 aggregate principal amount of 1.40% senior unsecured notes due September 15, 2027 (“2027 Notes”), and $1,000.0 aggregate principal amount of 1.75% senior unsecured notes due February 15, 2031 (“2031 Notes” and, together with the 2022 Notes, 2025 Notes, and 2027 Notes, the “Notes”). The 2031 Notes bear interest at a fixed rate and are payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2021, and the 2025 Notes and 2027 Notes bear interest at a fixed rate and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2021. The net proceeds, together with cash on hand and borrowings under the credit agreement in place at the time, were used to fund the purchase price of the acquisition of Vertafore, Inc. and related costs.

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

On August 28, 2018, the Company completed a public offering of $700.0 aggregate principal amount of 3.65% senior unsecured notes due September 15, 2023 and $800.0 aggregate principal amount of 4.20% senior unsecured notes due September 15, 2028 (“2028 Notes”). The 2028 Notes bear interest at a fixed rate and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2019.

On December 19, 2016, the Company completed a public offering of $500.0 aggregate principal amount of 2.80% senior unsecured notes due December 15, 2021 and $700.0 aggregate principal amount of 3.80% senior unsecured notes due December 15, 2026 (“2026 Notes”). The 2026 Notes bear interest at a fixed rate and are payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2017.

On December 7, 2015, the Company completed a public offering of $300.0 aggregate principal amount of 3.85% senior unsecured notes due December 15, 2025. The notes bear interest at a fixed rate and are payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2016.

On November 21, 2012, the Company completed a public offering of $500.0 aggregate principal amount of 3.125% senior unsecured notes due November 15, 2022. The notes bore interest at a fixed rate and were payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2013.

Roper may redeem some or all of these notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

On September 15, 2023, $700.0 of 3.65% senior notes due 2023 were repaid at maturity using borrowings under our unsecured credit facility.

On August 15, 2022, $500.0 of 3.125% senior notes due 2022 were redeemed using cash flows generated from operations.

On August 15, 2022, $300.0 of 0.45% senior notes due 2022 were repaid at maturity using cash flows generated from operations.

On November 15, 2021, $500.0 of 2.80% senior notes due 2021 were redeemed predominantly using cash flows generated from operations.

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

Total debt at December 31 consisted of the following:

	2023	2022
Unsecured credit facility	$360.0	$—
$700 3.650% senior notes due 2023	—	700.0
$500 2.350% senior notes due 2024	500.0	500.0
$300 3.850% senior notes due 2025	300.0	300.0
$700 1.000% senior notes due 2025	700.0	700.0
$700 3.800% senior notes due 2026	700.0	700.0
$700 1.400% senior notes due 2027	700.0	700.0
$800 4.200% senior notes due 2028	800.0	800.0
$700 2.950% senior notes due 2029	700.0	700.0
$600 2.000% senior notes due 2030	600.0	600.0
$1,000 1.750% senior notes due 2031	1,000.0	1,000.0
Other	0.2	0.3
Less: Deferred financing costs	(30.1)	(38.6)
Total debt, net of deferred financing costs	6,330.1	6,661.7
Less: Current portion	(499.5)	(699.2)
Long-term debt, net of deferred financing costs	$5,830.6	$5,962.5

The interest rate on the borrowings under the unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At December 31, 2023, Roper had $7.4 of outstanding letters of credit.

Future maturities of total debt during each of the next five years ending December 31 and thereafter are as follows:

2024	$500.1
2025	1,000.1
2026	700.0
2027	1,060.0
2028	800.0
Thereafter	2,300.0
Total debt	$6,360.2

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

Debt – Roper’s debt at December 31, 2023 included $6,000.0 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair value
Principal amount	Interest rate	Year of maturity	As of December 31, 2023
$500	2.350%	2024	$489
$300	3.850%	2025	$295
$700	1.000%	2025	$655
$700	3.800%	2026	$685
$700	1.400%	2027	$627
$800	4.200%	2028	$787
$700	2.950%	2029	$642
$600	2.000%	2030	$511
$1,000	1.750%	2031	$825

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Indicor Investment – In connection with the Indicor Transaction, the Company initially retained a 49% equity interest in Indicor valued at $535.0 as of the transaction close date. This initial valuation was based on the implied equity value associated with the sale price of the 51% equity interest in Indicor to CD&R for approximately $829, inclusive of the Unit Adjustment received by CD&R as discussed below. During 2023, we revised our valuation methodology to utilize the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of the investment, net of the Unit Adjustment discussed below. Our valuation methodology was updated given the passage of time since the transaction date and in consideration of observable market data, including Indicor’s divestiture of its Compressor Controls business unit (“CCC”) to Honeywell International Inc. (“Honeywell”) for approximately $670 which closed on June 30, 2023.

As part of the investment, Roper is required to make quarterly payments (“Unit Adjustment”), to CD&R, either (i) in cash, with total payments of approximately $29 per year on a pretax basis, or (ii) in-kind through the transfer of Roper’s equity interests in Indicor to CD&R, of approximately 1.7% ownership interest on an annual basis. Roper intends to continue making these quarterly payments in-kind. Roper’s valuation of the Unit Adjustment is based on an expected investment horizon of 5 years from the date of the Indicor Transaction. The Company’s obligation to make such quarterly payments will cease upon the earlier of:

•Indicor achieving $425.0 of earnings before interest, taxes, depreciation, and amortization in any three twelve-month periods, whether or not consecutive; or
•Upon the initial public offering of Indicor.

In the event of a sale of Indicor, CD&R would be entitled to a liquidation preference equal to its initial investment of approximately $829, plus any Unit Adjustment paid in-kind. Management’s valuation assumes the expected exit of the Indicor investment is an initial public offering which is not subject to the liquidation preference. Roper’s approval is required prior to a sale of Indicor for a value that would trigger the liquidation preference.

The assessment of fair value for the equity investment requires significant judgments to be made by management. Although our assumptions are considered reasonable and are consistent with the plans and estimates, there is significant judgment applied. Changes in estimates or the application of alternative assumptions could produce significantly different results. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

Year ended December 31, 2023
Beginning balance	$535.0
Change in fair value	140.9
Ending balance	$675.9

The Company received dividend distributions of $32.5 from Indicor during the year ended December 31, 2023, which are reported within “Equity investments activity, net.” These dividends were intended to offset certain cash taxes payable associated with the Company’s ownership stake, including $32.5 of cash taxes paid associated with the Company’s portion of Indicor’s gain on the sale of CCC to Honeywell, and are contemplated in the determination of the fair value related to the equity investment in Indicor.

(11) Retirement and Other Benefit Plans

Roper maintains three defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees. Roper partially matches employee contributions. Costs related to all such plans were $39.1, $34.1, and $30.2 for 2023, 2022, and 2021, respectively.

(12) Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on June 14, 2021. The 2021 Plan replaces the Roper Technologies, Inc. 2016 Incentive Plan, as amended (“2016 Plan”), and no additional grants will be made from the 2016 Plan. At December 31, 2023, 7.499 shares were available to grant under the 2021 Plan.

Under the Roper Technologies, Inc. Employee Stock Purchase Plan, as amended and restated (“ESPP”), employees in the U.S. and Canada are allowed to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing price of the stock on the first and last day of each quarterly offering period. Common stock sold to employees pursuant to the stock purchase plan may be either treasury stock, stock purchased on the open market, or newly issued shares.

Stock-based compensation expense is not allocated to our reportable segments, which are described further in Note 14. Stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 included as a component of “Selling, general and administrative expenses” was as follows:

	2023	2022	2021
Stock-based compensation	$123.5	$117.8	$123.0
Tax benefit recognized in net earnings	20.4	18.6	19.8

Stock Options – Stock options are granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a weighted average period of approximately 3 years from the grant date and expire 10 years after the grant date. The Company recorded $38.0, $38.1, and $40.4 of compensation expense relating to outstanding options during 2023, 2022, and 2021, respectively, as a component of corporate general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee forfeitures, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option.

The weighted-average fair value of options granted in 2023, 2022, and 2021 were calculated using the following weighted average assumptions:

	2023	2022	2021
Weighted-average fair value ($)	130.23	116.55	95.17
Risk-free interest rate (%)	3.76	2.19	0.94
Expected option life (years)	5.61	5.63	5.61
Expected volatility (%)	26.05	24.59	25.14
Expected dividend yield (%)	0.63	0.55	0.56

The following table summarizes stock option activities, with respect to the Company’s share-based compensation plans, for the years ended December 31, 2023 and 2022:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	3.223	$287.15
Granted	0.399	452.08
Exercised	(0.460)	239.11
Canceled	(0.177)	359.06
Outstanding at December 31, 2022	2.985	312.34	6.18	$366.3
Granted	0.383	432.77
Exercised	(0.593)	246.77
Canceled	(0.087)	425.80
Outstanding at December 31, 2023	2.688	340.89	6.00	$549.1
Exercisable at December 31, 2023	1.763	$291.74	4.75	$446.7

At December 31, 2023, there was $53.5 of total unrecognized compensation expense related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.86 years. The total intrinsic value of options exercised in 2023, 2022, and 2021 was $133.7, $92.7, and $138.2, respectively. Cash received from option exercises under all plans in 2023, 2022, and 2021 was $146.5, $110.0, and $104.7 respectively.

Restricted Stock Grants – During 2023 and 2022, the Company granted 0.280 and 0.271 shares, respectively, of restricted stock to certain employee and director participants under its stock-based compensation plans. Restricted stock grants generally vest over a period of 1 to 4 years. The Company recorded $83.3, $77.6, and $82.7 of compensation expense related to outstanding shares of restricted stock held by employees and directors during 2023, 2022, and 2021, respectively. A summary of the Company’s nonvested shares activity for 2023 and 2022 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	0.498	$365.79
Granted	0.271	446.42
Vested	(0.272)	360.14
Forfeited	(0.052)	386.06
Nonvested at December 31, 2022	0.445	416.00
Granted	0.280	439.72
Vested	(0.202)	406.36
Forfeited	(0.083)	434.87
Nonvested at December 31, 2023	0.440	$431.96

At December 31, 2023, there was $95.9 of total unrecognized compensation expense related to nonvested awards granted to both employees and directors under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.73 years.

Employee Stock Purchase Plan – During 2023, 2022, and 2021, participants of the ESPP purchased 0.038, 0.039, and 0.040 shares, respectively, of Roper’s common stock for total consideration of $15.5, $14.3, and $15.1, respectively. All of these shares were purchased from Roper’s treasury shares.

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

Roper’s subsidiary, PowerPlan, Inc. (“PowerPlan”), is a defendant in an action pending in the U.S. District Court for the Northern District of Georgia (Lucasys Inc. v. PowerPlan, Inc., Case 1:20-cv-02987-AT) in which the plaintiff, a firm started by former PowerPlan employees, alleges PowerPlan has engaged in anticompetitive practices in violation of federal antitrust law. The plaintiff further alleges that PowerPlan violated Georgia’s deceptive trade practices act and undertook other tortious activities which impacted the plaintiff’s ability to commercialize its software and services offerings. The plaintiff claims damages of approximately $66, and seeks treble damages in addition to punitive damages, attorney fees, and pre-judgment interest. PowerPlan strongly denies the allegations in the dispute, and has asserted several affirmative defenses. PowerPlan and the plaintiff have each moved for summary judgment, and in the event such is not granted, PowerPlan anticipates this matter going to trial in the second half of 2024.

Roper’s subsidiary, Vertafore, Inc. (“Vertafore”), had been named in three putative class actions, all of which are now dismissed: two in the U.S. District Court for the Southern District of Texas (Allen, et al. v. Vertafore, Inc., Case 4:20-cv-4139, filed December 4, 2020 and Masciotra, et al. v. Vertafore, Inc. (originally filed on December 8, 2020 as Case 1:20-cv-03603 in the U.S. District Court for the District of Colorado and subsequently transferred)), and one in the U.S. District Court for the Northern District of Texas (Mulvey, et al. v. Vertafore, Inc., Case 3:21-cv-00213-E, filed January 31, 2021). In July 2021, the court granted Vertafore’s motion to dismiss the Allen case, with the dismissal affirmed by the U.S. Fifth Circuit Court of Appeals, effectively concluding the litigation. In July 2021, the plaintiff in the Masciotra case voluntarily dismissed his action without prejudice. In February 2023, the court granted Vertafore’s motion to dismiss the Mulvey case, and the plaintiff failed to appeal the dismissal effectively concluding the matter. Both the Allen and Mulvey cases purported to represent approximately 27.7 million individuals who held Texas driver’s licenses prior to February 2019. In November 2020, Vertafore announced that as a result of human error, three data files were inadvertently stored in an unsecured external storage service that appears to have been accessed without authorization. The files, which included driver information for licenses issued before February 2019, contained Texas driver license numbers, as well as names, dates of birth, addresses, and vehicle registration histories. The files did not contain any Social Security numbers or financial account information. These cases sought recovery under the Driver’s Privacy Protection Act, 18 U.S.C. § 2721. As set forth above, all of these matters against Vertafore have now been dismissed.

Roper’s subsidiary, Verathon, Inc. (“Verathon”), was a defendant in a patent infringement action pending in the U.S. District Court for the Western District of Washington (Berall v. Verathon, Inc., Case 2:2021mc00043). The plaintiff claimed that video laryngoscopes and certain accessories sold by Verathon and other manufacturers from approximately 2004 through 2016 infringed U.S. Patent 5,827,178. Verathon and the plaintiff agreed to settle the matter for $45.0 which is recorded as a component of “Other income (expense), net” within the Consolidated Statement of Earnings for the year ended December 31, 2022. This matter was fully concluded and cash settled in the first quarter of 2023.

As of December 31, 2023, Roper had $7.4 of letters of credit issued to guarantee its performance under certain services contracts or to support certain insurance programs and $50.8 of outstanding surety bonds. Certain contracts require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(14) Segment and Geographic Area Information

Our businesses are reported in three segments classified based on business model and delivery of performance obligations. The segments are: Application Software, Network Software, and Technology Enabled Products. The three reportable segments are as follows:

–Application Software - Aderant, CBORD, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Strata, Vertafore

–Network Software - ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products - CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

There were no material transactions between Roper’s reportable segments during 2023, 2022, and 2021. Operating profit by reportable segment and by geographic area is defined as net revenues less operating costs and expenses. These costs and expenses do not include unallocated corporate general and administrative expenses, enterprise-wide stock-based compensation, or non-cash impairments. Items below income from operations on Roper’s Consolidated Statements of Earnings are not allocated to reportable segments.

Operating assets are those assets used primarily in the operations of each reportable segment or geographic area. Corporate assets are principally comprised of cash and cash equivalents, income taxes receivable, deferred tax assets, deferred compensation assets, equity investments, and property and equipment.

Selected financial information by reportable segment for 2023, 2022, and 2021 was as follows:

	Application Software	Network Software	Technology Enabled Products	Corporate	Total
2023
Net revenues	$3,186.9	$1,439.4	$1,551.5	$—	$6,177.8
Operating profit	820.8	632.4	518.7	(226.7)	1,745.2
Assets:
Operating assets	730.8	235.6	337.5	35.0	1,338.9
Intangible assets, net	19,242.4	5,005.9	1,082.6	—	25,330.9
Other	377.7	122.3	65.5	932.2	1,497.7
Total assets					28,167.5
Capital expenditures	20.1	6.4	13.8	27.7	68.0
Capitalized software expenditures	39.5	0.5	—	—	40.0
Depreciation and other amortization	563.0	162.5	29.1	0.6	755.2

2022
Net revenues	$2,639.5	$1,378.5	$1,353.8	$—	$5,371.8
Operating profit	714.0	570.6	449.1	(209.2)	1,524.5
Assets:
Operating assets	624.7	224.7	307.4	7.1	1,163.9
Intangible assets, net	17,758.4	5,118.5	1,099.9	—	23,976.8
Other	340.2	124.2	95.4	1,280.3	1,840.1
Total assets					26,980.8
Capital expenditures	20.7	8.8	9.2	1.4	40.1
Capitalized software expenditures	28.5	1.7	—	—	30.2
Depreciation and other amortization	455.8	164.2	29.8	0.3	650.1

2021
Net revenues	$2,366.7	$1,223.8	$1,243.3	$—	$4,833.8
Operating profit [2]	633.1	476.8	415.6	(189.9)	1,335.6
Assets:
Operating assets	576.0	215.5	250.7	15.4	1,057.6
Intangible assets, net	13,498.4	5,364.8	1,122.2	—	19,985.4
Other	205.8	50.4	33.8	498.0	788.0
Total assets [1]					21,831.0
Capital expenditures	18.0	5.0	4.5	1.0	28.5
Capitalized software expenditures	26.3	3.4	—	—	29.7
Depreciation and other amortization	418.7	164.8	32.1	0.3	615.9
1 Total assets excludes assets held for sale of $1,882.9 associated with the 2021 Divestitures and Indicor, as applicable, on December 31, 2021.
2 Operating profit excludes $94.4 of non-cash impairment charges for the year ended December 31, 2021.

Summarized data for Roper’s U.S. and foreign operations (principally in Canada, Europe, and Asia) for 2023, 2022, and 2021, based upon the country of origin of the Roper entity making the sale, was as follows:

	United States	Non-U.S.	Eliminations	Total
2023
Sales to unaffiliated customers	$5,353.6	$824.2	$—	$6,177.8
Sales between geographic areas	73.5	79.7	(153.2)	—
Net revenues	$5,427.1	$903.9	$(153.2)	$6,177.8
Long-lived assets	$251.1	$20.1	$—	$271.2

2022
Sales to unaffiliated customers	$4,610.2	$761.6	$—	$5,371.8
Sales between geographic areas	55.5	82.2	(137.7)	—
Net revenues	$4,665.7	$843.8	$(137.7)	$5,371.8
Long-lived assets	$196.5	$17.1	$—	$213.6

2021
Sales to unaffiliated customers	$4,105.6	$728.2	$—	$4,833.8
Sales between geographic areas	81.1	81.9	(163.0)	—
Net revenues	$4,186.7	$810.1	$(163.0)	$4,833.8
Long-lived assets	$167.3	$19.8	$—	$187.1

Export sales from the U.S. during the years ended December 31, 2023, 2022, and 2021 were $198.1, $191.8, and $179.9, respectively. In the year ended December 31, 2023, these exports were shipped primarily to Canada (46%), Europe (26%), Asia (14%), and other (14%).

Sales to customers outside of the U.S. accounted for a significant portion of Roper’s revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately delivered. Roper’s net revenues for the years ended December 31, 2023, 2022, and 2021 are shown below by region, except for Canada, which is presented separately:

	Application Software	Network Software	Technology Enabled Products	Total
2023
Canada	$63.7	$99.5	$91.4	$254.6
Europe	260.7	64.2	128.3	453.2
Asia	4.6	14.6	55.9	75.1
Rest of the world	34.6	9.2	46.7	90.5
Total	$363.6	$187.5	$322.3	$873.4
2022
Canada	$57.8	$95.9	$68.6	$222.3
Europe	241.2	65.7	117.7	424.6
Asia	4.9	12.2	56.2	73.3
Rest of the world	35.1	7.5	43.7	86.3
Total	$339.0	$181.3	$286.2	$806.5
2021
Canada	$51.2	$85.2	$61.7	$198.1
Europe	248.2	59.2	125.3	432.7
Asia	3.7	10.9	49.4	64.0
Rest of the world	37.1	6.5	37.5	81.1
Total	$340.2	$161.8	$273.9	$775.9

(15) Concentration of Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, trade receivables, and unbilled receivables.

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

(16)  Contract Balances

Contract balances at December 31 are set forth in the following table:

Balance sheet account	2023	2022	Change
Unbilled receivables	$106.4	$91.5	$14.9
Deferred revenue – current	(1,583.8)	(1,370.7)	(213.1)
Deferred revenue – non-current	(130.7)	(111.5)	(19.2)
Net contract assets/(liabilities)	$(1,608.1)	$(1,390.7)	$(217.4)

The change in our net contract assets/(liabilities) from December 31, 2022 to December 31, 2023 was due primarily to net contract liabilities of approximately $125 associated with the acquisitions completed during the year ended December 31, 2023, and the timing of payments and invoicing relating to SaaS and post-contract support (PCS) renewals.

Revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance on December 31, 2022 and 2021 was $1,322.0 and $1,053.1, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in each of the years ended December 31, 2023, 2022, and 2021, respectively.

(17) Leases

The Company’s operating leases are primarily for real property in support of our business operations. Although many of our leases contain renewal options, we generally are not reasonably certain to exercise these options at the commencement date. Accordingly, renewal options are generally not included in the lease term for determining the right-of-use (“ROU”) asset and lease liability at commencement. Variable lease payments generally depend on an inflation-based index and such payments are not included in the original estimate of the lease liability. These variable lease payments are not material.

For the years ended December 31, 2023, 2022, and 2021, the Company recognized $50.6, $48.7, and $51.8 of operating lease expense, respectively.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the years ended December 31:

	2023	2022	2021
Operating cash flows used for operating leases	$50.6	$48.3	$51.5
Right-of-use assets obtained in exchange for operating lease obligations	29.6	53.9	28.2

The following table presents the lease balances within the Consolidated Balance Sheets related to the Company’s operating leases as of December 31:

Lease assets and liabilities	Balance sheet account	2023	2022
ASSETS:
Operating lease ROU assets	Other assets	$189.8	$196.1

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	43.3	46.4
Operating lease liabilities	Other liabilities	158.7	164.2
Total operating lease liabilities		$202.0	$210.6

Future minimum lease payments under non-cancellable leases were as follows:

2024	$47.9
2025	42.9
2026	35.1
2027	28.3
2028	21.9
Thereafter	44.6
Total operating lease payments	220.7
Less: Imputed interest	18.7
Total operating lease liabilities	$202.0

Weighted average remaining lease term – operating leases (years)	6
Weighted average discount rate (%)	3.0

(18) Quarterly Financial Data (unaudited)

The unaudited interim financial information below has been adjusted to incorporate the presentation of discontinued operations. Refer to Note 3 for further information on discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Net revenues	$1,469.7	$1,531.2	$1,563.4	$1,613.5
Gross profit	1,018.6	1,067.1	1,096.3	1,125.2
Income from operations	401.0	435.3	446.1	462.8
Net earnings from continuing operations	284.3	361.0	345.6	377.5
Net earnings (loss) from discontinued operations	(1.2)	3.9	1.6	11.5
Net earnings	283.1	364.9	347.2	389.0

Net earnings per share from continuing operations:
Basic	$2.67	$3.38	$3.23	$3.53
Diluted	$2.66	$3.36	$3.21	$3.50

Net earnings (loss) per share from discontinued operations:
Basic	$(0.01)	$0.04	$0.02	$0.11
Diluted	$(0.01)	$0.04	$0.02	$0.11

Net earnings per share:
Basic	$2.66	$3.42	$3.25	$3.64
Diluted	$2.65	$3.40	$3.23	$3.61

2022
Net revenues	$1,279.8	$1,310.8	$1,350.3	$1,430.9
Gross profit	897.2	911.5	941.8	1,002.3
Income from operations	355.9	362.9	393.2	412.5
Net earnings from continuing operations	236.4	225.0	276.9	247.3
Net earnings from discontinued operations	1,784.1	43.8	50.1	1,681.1
Net earnings	2,020.5	268.8	327.0	1,928.4

Net earnings per share from continuing operations:
Basic	$2.24	$2.13	$2.61	$2.33
Diluted	$2.22	$2.11	$2.59	$2.32

Net earnings per share from discontinued operations:
Basic	$16.89	$0.41	$0.47	$15.85
Diluted	$16.72	$0.41	$0.47	$15.74

Net earnings per share:
Basic	$19.13	$2.54	$3.08	$18.18
Diluted	$18.94	$2.52	$3.06	$18.06

The sum of the four quarters may not agree with the total for the year due to rounding.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded the four acquisitions completed during 2023 from its assessment of internal control over financial reporting as of December 31, 2023. These acquisitions are wholly-owned subsidiaries whose total assets (excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment) represent less than 1%, and whose aggregate total revenues represent approximately 2%, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2023.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders (“2024 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, as specified below:

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors required by this Item 10 - Directors, Executive Officers and Corporate Governance is contained in the 2024 Proxy Statement under the caption “Proposal 1: Election of Directors.”

Information regarding our audit committee is contained in the 2024 Proxy Statement under the captions “Corporate Governance” and “Board Committees and Meetings.”

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

Code of Ethics

Roper has a code of ethics for directors, officers (including the Company’s principal executive officer, principal financial officer, and principal accounting officer), and employees. The Code of Ethics is available on the Company’s website at www.ropertech.com/code-of-ethics. The Company posts any amendments to its Code of Ethics or waivers of its Code of Ethics (to the extent applicable to the Company’s directors, executive officers, or senior financial officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics may be obtained in print without charge upon written request by any stockholder to the Company’s Corporate Secretary at 6496 University Parkway, Sarasota, Florida 34240.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 - Executive Compensation is contained in the 2024 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(All share amounts are in millions)

Other than as set forth below, the information required by this Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2024 Proxy Statement under the caption “Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	2.688	$340.89
Restricted stock awards (2)	0.440	—
Subtotal	3.128		7.499
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3.128	$—	7.499

(1)Consists of the Amended and Restated 2006 Incentive Plan, the 2016 Incentive Plan, as amended, and the 2021 Incentive Plan. No additional awards may be granted under the 2006 Incentive Plan or the 2016 Incentive Plan.
(2)The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 - Certain Relationships and Related Transactions, and Director Independence is contained in the 2024 Proxy Statement under the captions “Director Independence” and “Review and Approval of Related Person Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 - Principal Accountant Fees and Services is contained in the 2024 Proxy Statement under the captions “Proposal 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2024” and “Independent Public Accountant’s Fees.”

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report.

(1) Consolidated Financial Statements: The following Consolidated Financial Statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Earnings for the Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit No.	Description of Exhibit
(a)2.1
Equity Purchase Agreement by and among RIPIC Holdco Inc., Roper International Holding, Inc., RIPIC Equity LLC, CD&R Tree Delaware Holdings, L.P. AND, solely for purposes of section 6.25, Roper Technologies, Inc. dated as of May 29, 2022.*

(b)2.2
Equity Purchase and Merger Agreement by and among the Company, Roper T2 LLC, Project Franklin Merger Sub LLC, Frontline Technologies Parent, LLC, Roper Operations Company II LLC, the Blocker Sellers and the Representative, dated as of August 30, 2022.*

(c)3.1	Amended and Restated Certificate of Incorporation effective as of June 13, 2023.
(d)3.2	Amended and Restated By-Laws.
(e)4.1	Indenture between Registrant and Wells Fargo Bank, dated as of August 4, 2008.
(f)4.2	Indenture between Registrant and Wells Fargo Bank, dated as of November 26, 2018.
(g)4.3	Form of Note.
(h)4.4	Form of 4.200% Senior Notes due 2028.
(i)4.5	Form of 3.850% Senior Notes due 2025.
(j)4.6	Form of 3.800% Senior Notes due 2026.
(k)4.7	Form of 2.350% Senior Notes due 2024.
(k)4.8	Form of 2.950% Senior Notes due 2029.
(l)4.9	Form of 2.000% Senior Notes due 2030.
(m)4.10	Form of 1.000% Senior Notes due 2025.
(m)4.11	Form of 1.400% Senior Notes due 2027.
(m)4.12	Form of 1.750% Senior Notes due 2031.
4.13	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.
(n)10.1	Employee Stock Purchase Plan, as Amended and Restated. †
(o)10.2	First Amendment to Roper Technologies, Inc. Employee Stock Purchase Plan (as Amended and Restated effective July 1, 2020). †
(p)10.3	Non-Qualified Retirement Plan, as Amended and Restated. †
(q)10.4
Credit Agreement dated as of July 21, 2022, among Roper, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank and U.S. Bank, National Association, as documentation agents.

(r)10.5	Amended and Restated 2006 Incentive Plan. †
(s)10.6	Form of Non-Statutory Stock Option Agreement, under the 2006 Incentive Plan. †
(t)10.7	Offer Letter to John K. Stipancich. †
(u)10.8	Form of director and officer Indemnification Agreement. †
(v)10.9	2016 Incentive Plan. †
(w)10.10	Amendment No. 1 to the 2016 Incentive Plan. †
(x)10.11	Form of Cash-Settled Restricted Stock Unit Award Agreement for Non-US Employees, under the 2016 Incentive Plan. †
(y)10.12	Form of Non-Statutory Stock Option Agreement, under the 2016 Incentive Plan. †
(z)10.13	Form of Restricted Stock Award Agreement, under the 2016 Incentive Plan. †
(aa)10.14	Form of Performance-Based Restricted Stock Award Agreement, under the 2016 Incentive Plan. †
(bb)10.15	Offer Letter to Neil Hunn. †
(cc)10.16	Long-Term Incentive Opportunity Agreement for Neil Hunn. †
(dd)10.17	Retirement Agreement and General Release, dated February 1, 2019, by and between the Company and Paul Soni. †
(ee)10.18	2021 Incentive Plan. †
(ff)10.19	Form of Performance-Based Restricted Stock Award Agreement, under the 2021 Incentive Plan. †
(ff)10.20	Form of Non-Statutory Stock Option Agreement, under the 2021 Incentive Plan. †
(ff)10.21	Form of Restricted Stock Award Agreement, under the 2021 Incentive Plan. †
10.22	Form of Performance Share Unit Award Agreement, under the 2021 Incentive Plan, filed herewith. †
(gg)10.23	Roper Technologies, Inc. Director Compensation Plan. †
(hh)10.24	Form of Non-Employee Director Restricted Stock Unit Award Agreement, under the 2021 Incentive Plan (included in Exhibit 10.23). †
(ii)10.25	Form of Non-Employee Director Restricted Stock Award Agreement, under the 2021 Incentive Plan (included in Exhibit 10.23). †
(jj)10.26	Separation Agreement and Full Release dated December 13, 2022 by and between Roper Technologies, Inc. and Robert Crisci. †
(kk)10.27	Service Provider Agreement dated December 13, 2022 by and between Roper Technologies, Inc. and Robert Crisci. †
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.
97.1	Roper Technologies, Inc. Compensation Clawback Policy (filed herewith).
101.INS	Inline XBRL Instance Document, furnished herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contract or compensatory plan or arrangement.
*	The related exhibits and schedules are not being filed herewith. The Company agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.
a)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2022 (file no. 1-12273).
b)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2022 (file no. 1-12273).
c)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2023 (file no. 1-12273).
d)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
e)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273).
f)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/ASR filed November 26, 2018 (file no. 333-228532).
g)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3/ASR filed November 25, 2015 (file no. 333-208200).
h)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 28, 2018 (file no. 1-12273).
i)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 2015 (file no. 1-12273).
j)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2016 (file no. 1-12273).
k)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 26, 2019 (file no. 1-12273).
l)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2020 (file no. 1-12273).
m)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 1, 2020 (file no. 1-12273).
n)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020 (file no. 1-12273).
o)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2022 (file no. 1-12273).
p)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed February 27, 2023 (file no. 1-12273).
q)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2022 (file no. 1-12273).
r)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
s)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
t)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
u)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018 (file no. 1-12273).
v)	Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 26, 2016 (file no. 1-12273).
w)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
x)	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
y)	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 25, 2019 (file no. 1-12273).
z)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 25, 2019 (file no. 1-12273).
aa)	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 25, 2019 (file no. 1-12273).
bb)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 23, 2018 (file no. 1-12273).
cc)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2019 (file no. 1-12273).
dd)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 1, 2019 (file no. 1-12273).
ee)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
ff)	Incorporated herein by reference to Exhibits 10.2, 10.3, and 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
gg)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021 (file no. 1-12273).
hh)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021 (file no. 1-12273).
ii)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021 (file no. 1-12273).
jj)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 15, 2022 (file no. 1-12273).
kk)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed December 15, 2022 (file no. 1-12273).

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROPER TECHNOLOGIES, INC.
(Registrant)

By:	/s/ L. Neil Hunn	February 22, 2024
L. Neil Hunn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. NEIL HUNN	President and Chief Executive Officer	February 22, 2024
L. Neil Hunn	(Principal Executive Officer)

/s/ JASON P. CONLEY	Executive Vice President and Chief Financial Officer	February 22, 2024
Jason P. Conley	(Principal Financial Officer)

/s/ BRANDON CROSS	Vice President and Corporate Controller	February 22, 2024
Brandon Cross	(Principal Accounting Officer)

/s/ AMY WOODS BRINKLEY	Chair of the Board of Directors	February 22, 2024
Amy Woods Brinkley

/s/ SHELLYE L. ARCHAMBEAU	Director	February 22, 2024
Shellye L. Archambeau

/s/ IRENE M. ESTEVES	Director	February 22, 2024
Irene M. Esteves

/s/ ROBERT D. JOHNSON	Director	February 22, 2024
Robert D. Johnson

/s/ THOMAS P. JOYCE, JR.	Director	February 22, 2024
Thomas P. Joyce, Jr.

/s/ LAURA G. THATCHER	Director	February 22, 2024
Laura G. Thatcher

/s/ RICHARD F. WALLMAN	Director	February 22, 2024
Richard F. Wallman

/s/ CHRISTOPHER WRIGHT	Director	February 22, 2024
Christopher Wright