Form 10-Q
period 2024-03-31
ROPER TECHNOLOGIES INC
filed 2024-05-03
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of April 26, 2024 was 107,044,532.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2024	2023
Net revenues	$1,680.7	$1,469.7
Cost of sales	499.7	451.1
Gross profit	1,181.0	1,018.6

Selling, general and administrative expenses	699.7	617.6
Income from operations	481.3	401.0

Interest expense, net	53.2	37.4
Equity investments (gain) loss, net	(57.0)	1.2
Other expense, net	1.2	2.3
Earnings before income taxes	483.9	360.1

Income taxes	101.9	75.8
Net earnings from continuing operations	382.0	284.3

Net loss from discontinued operations	—	(1.2)

Net earnings	$382.0	$283.1

Net earnings per share from continuing operations:
Basic	$3.57	$2.67
Diluted	$3.54	$2.66

Net loss per share from discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Net earnings per share:
Basic	$3.57	$2.66
Diluted	$3.54	$2.65

Weighted average common shares outstanding:
Basic	107.0	106.3
Diluted	107.9	107.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2024	2023
Net earnings	$382.0	$283.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19.1)	24.1
Total other comprehensive income (loss), net of tax	(19.1)	24.1

Comprehensive income	$362.9	$307.2

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2024	December 31, 2023
ASSETS:

Cash and cash equivalents	$198.4	$214.3
Accounts receivable, net	763.5	829.9
Inventories, net	126.0	118.6
Income taxes receivable	25.2	47.7
Unbilled receivables	118.2	106.4
Other current assets	194.4	164.5
Total current assets	1,425.7	1,481.4

Property, plant and equipment, net	119.6	119.6
Goodwill	18,310.8	17,118.8
Other intangible assets, net	8,830.9	8,212.1
Deferred taxes	31.2	32.2
Equity investments	852.5	795.7
Other assets	407.8	407.7
Total assets	$29,978.5	$28,167.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$145.2	$143.0
Accrued compensation	165.2	250.0
Deferred revenue	1,507.7	1,583.8
Other accrued liabilities	464.2	446.5
Income taxes payable	127.5	40.4
Current portion of long-term debt, net	499.7	499.5
Total current liabilities	2,909.5	2,963.2

Long-term debt, net of current portion	7,222.3	5,830.6
Deferred taxes	1,624.9	1,513.1
Other liabilities	424.2	415.8
Total liabilities	12,180.9	10,722.7

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,837.1	2,767.0
Retained earnings	15,118.0	14,816.3
Accumulated other comprehensive loss	(141.9)	(122.8)
Treasury stock	(16.7)	(16.8)
Total stockholders’ equity	17,797.6	17,444.8
Total liabilities and stockholders’ equity	$29,978.5	$28,167.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings from continuing operations	$382.0	$284.3
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9.2	8.6
Amortization of intangible assets	185.0	175.1
Amortization of deferred financing costs	2.2	2.6
Non-cash stock compensation	33.6	29.6
Equity investments (gain) loss, net	(57.0)	1.2
Income tax provision	101.9	75.8
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	79.4	98.0
Unbilled receivables	(12.2)	(8.7)
Inventories	(7.9)	(3.8)
Accounts payable	0.3	11.2
Other accrued liabilities	(69.3)	(103.7)
Deferred revenue	(70.5)	(61.4)
Cash income taxes paid	(19.0)	(16.0)
Other, net	(26.2)	(27.9)
Cash provided by operating activities from continuing operations	531.5	464.9
Cash used in operating activities from discontinued operations	—	(1.2)
Cash provided by operating activities	531.5	463.7

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(1,858.7)	(1.1)
Capital expenditures	(9.3)	(9.8)
Capitalized software expenditures	(9.6)	(9.9)
Other, net	(1.0)	(2.8)
Cash used in investing activities from continuing operations	(1,878.6)	(23.6)
Cash used in disposition of discontinued operations	—	(3.2)
Cash used in investing activities	(1,878.6)	(26.8)

Cash flows from (used in) financing activities:
Borrowings under revolving line of credit, net	1,390.0	—
Cash dividends to stockholders	(80.5)	(72.3)
Proceeds from stock-based compensation, net	21.7	15.1
Treasury stock sales	5.8	4.7
Other, net	(0.1)	—
Cash provided by (used in) financing activities	1,336.9	(52.5)

Effect of exchange rate changes on cash	(5.7)	4.4

Net increase (decrease) in cash and cash equivalents	(15.9)	388.8

Cash and cash equivalents, beginning of period	214.3	792.8

Cash and cash equivalents, end of period	$198.4	$1,181.6

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2023	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8

Net earnings	—	—	382.0	—	—	382.0
Stock option exercises	—	47.4	—	—	—	47.4
Treasury stock sold	—	5.7	—	—	0.1	5.8
Currency translation adjustments	—	—	—	(19.1)	—	(19.1)
Stock-based compensation	—	34.6	—	—	—	34.6
Restricted stock activity	—	(17.6)	—	—	—	(17.6)
Dividends declared ($0.75 per share)	—	—	(80.3)	—	—	(80.3)
Balances at March 31, 2024	$1.1	$2,837.1	$15,118.0	$(141.9)	$(16.7)	$17,797.6

Balances at December 31, 2022	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

Net earnings	—	—	283.1	—	—	283.1
Stock option exercises	—	33.7	—	—	—	33.7
Treasury stock sold	—	4.6	—	—	0.1	4.7
Currency translation adjustments	—	—	—	24.1	—	24.1
Stock-based compensation	—	31.4	—	—	—	31.4
Restricted stock activity	—	(9.5)	—	—	—	(9.5)
Dividends declared ($0.6825 per share)	—	—	(72.6)	—	—	(72.6)
Balances at March 31, 2023	$1.1	$2,570.4	$13,941.2	$(162.9)	$(17.1)	$16,332.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2023 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2024 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

In 2022, Roper completed the divestiture of a 51% majority equity stake in its industrial businesses (“Indicor”). The financial results related to Indicor are reported as discontinued operations for all periods presented.

Following the sale of the majority stake, Roper retained a minority equity interest in Indicor. See Note 9 for additional information on this minority equity interest.

Unless otherwise noted, discussion within these Notes to Condensed Consolidated Financial Statements relates to continuing operations.

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

3.    Weighted Average Shares Outstanding

Basic earnings per share was calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per share was calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective period. Potentially dilutive common stock consisted of stock options and restricted stock awards based upon the average trading price of Roper’s common stock. The effects of potential common stock were determined using the treasury stock method.

Weighted average shares outstanding are presented below:

	Three months ended March 31,
	2024	2023
Basic shares outstanding	107.0	106.3
Effect of potential common stock:
Common stock awards	0.9	0.7
Diluted shares outstanding	107.9	107.0

For the three months ended March 31, 2024, there were 0.548 stock-based awards outstanding that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 1.150 stock-based awards outstanding that would have been antidilutive in the respective 2023 period.

4.    Business Acquisitions

On February 26, 2024, Roper acquired Genesis Ultimate Holding Co., the parent company of Procare Software, LLC (“Procare”), a leading provider of cloud-based software and integrated payment processing for the management of early childhood education centers, for a purchase price of $1,860.0, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $110 which is expected to be utilized over the next 13 years. The results of Procare are reported in the Application Software reportable segment.

The Company recorded $1,208.2 in goodwill, $39.0 assigned to trade names that are not subject to amortization, and $762.0 of other identifiable intangibles in connection with this acquisition. The amortizable intangible assets include customer relationships of $708.0 (20 year useful life) and technology of $54.0 (5 year useful life).

The results of operations of the acquired business are included in Roper’s Condensed Consolidated Financial Statements from the date of acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date have not been presented because the effects of the acquisition were not material to our financial results.

5.    Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units (collectively “restricted stock awards”), stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended March 31,
	2024	2023
Stock-based compensation	$33.6	$30.2
Tax benefit recognized in net earnings	5.9	5.2

Stock Options – During the three months ended March 31, 2024, 0.244 options were granted with a weighted-average fair value of $173.78 per option. During the same three-month period in 2023, 0.353 options were granted with a weighted-average fair value of $128.89 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model. Historical data is used to estimate the expected price volatility, the expected dividend yield, and the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option. The Company accounts for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option pricing model:

	Three months ended March 31,
	2024	2023
Risk-free interest rate (%)	4.15	3.73
Expected option life (years)	5.73	5.65
Expected volatility (%)	25.57	26.02
Expected dividend yield (%)	0.50	0.64

Cash received from option exercises for the three months ended March 31, 2024 and 2023 was $39.3 and $24.6, respectively.

Restricted Stock Awards – During the three months ended March 31, 2024, the Company granted 0.337 shares of restricted stock awards with a weighted-average grant date fair value of $557.15 per share. During the same three-month period in 2023, the Company granted 0.219 shares of restricted stock awards with a weighted-average grant date fair value of $428.20 per share. These awards were granted at the fair market value of the share on the date of grant.

During 2024, the Company revised its equity compensation strategy to more closely align long-term management incentives with its strategic objective to deliver and sustain higher levels of organic growth. Accordingly, the total number of restricted stock awards granted during the three months ended March 31, 2024 increased as compared to the three months ended March 31, 2023 due primarily to the adoption of a supplemental equity compensation program for the Company’s business unit leadership teams under which 0.120 incremental three-year performance-based restricted stock awards were granted.

In connection with the revised compensation strategy noted above, certain members of the Roper senior leadership team were granted 0.072 performance-based restricted stock awards during the three months ended March 31, 2024, that include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on relative total shareholder return. Comparably, during the three months ended March 31, 2023, 0.071 performance-based restricted stock awards were granted to certain members of Roper’s senior leadership team which did not contain a market modifier and do not have the ability to vest beyond 100% of the original shares granted.

Due to the extent of performance required by the vesting conditions noted above, these awards are not expected to materially increase stock-based compensation expense relative to the Company’s financial performance.

During the three months ended March 31, 2024, 0.100 restricted stock award shares vested with a weighted-average grant date fair value of $437.34 per share and a weighted-average vest date fair value of $556.38 per share.

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

During both the three months ended March 31, 2024 and 2023, participants in the ESPP purchased 0.012 shares of Roper’s common stock for total consideration of $5.8 and $4.7, respectively. All of these shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventories were as follows:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$54.7	$57.6
Work in process	32.6	28.7
Finished products	48.5	41.8
Inventory reserves	(9.8)	(9.5)
Inventories, net	$126.0	$118.6

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2023	$12,563.4	$3,624.6	$930.8	$17,118.8
Goodwill acquired	1,208.2	—	—	1,208.2
Other	(9.7)	—	—	(9.7)
Currency translation adjustments	(3.7)	(2.3)	(0.5)	(6.5)
Balances at March 31, 2024	$13,758.2	$3,622.3	$930.3	$18,310.8

Other relates to purchase accounting adjustments for acquisitions and is composed primarily of a measurement period adjustment of $9.8 to decrease goodwill and deferred tax liabilities in connection with the Syntellis opening balance sheet.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$10,061.7	$(3,000.5)	$7,061.2
Unpatented technology	1,047.0	(638.8)	408.2
Software	149.2	(143.4)	5.8
Patents and other protective rights	10.3	(1.4)	8.9
Assets not subject to amortization:
Trade names	728.0	—	728.0
Balances at December 31, 2023	$11,996.2	$(3,784.1)	$8,212.1

Assets subject to amortization:
Customer related intangibles	$10,642.5	$(3,023.6)	$7,618.9
Unpatented technology	803.9	(369.3)	434.6
Software	109.8	(106.2)	3.6
Patents and other protective rights	9.2	(1.5)	7.7
Assets not subject to amortization:
Trade names	766.1	—	766.1
Balances at March 31, 2024	$12,331.5	$(3,500.6)	$8,830.9

Amortization expense of other intangible assets was $178.4 and $170.4 during the three months ended March 31, 2024 and 2023, respectively.

An evaluation of the carrying value of goodwill and other indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2024. The Company will perform the annual analysis during the fourth quarter of 2024.

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

Roper’s debt at March 31, 2024 included $6,000 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair value
Principal amount	Interest rate	Year of maturity	As of March 31, 2024
$500	2.350%	2024	$492
$300	3.850%	2025	$293
$700	1.000%	2025	$659
$700	3.800%	2026	$679
$700	1.400%	2027	$622
$800	4.200%	2028	$777
$700	2.950%	2029	$630
$600	2.000%	2030	$502
$1,000	1.750%	2031	$805

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At March 31, 2024 and December 31, 2023, there were $1,750.0 and $360.0 of borrowings outstanding on our unsecured credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

9.    Equity Investments

Indicor Investment – As of March 31, 2024 and December 31, 2023, the Company held a 46.8% and 47.3% equity interest in Indicor Equity, LLC, respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

Although we believe our assumptions are considered reasonable and are consistent with the plans and estimates included in our Annual Report, there is significant judgment applied to determine fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results. Our valuation methodology utilizes the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of this equity investment. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

Three months ended March 31, 2024
Beginning balance	$675.9
Change in fair value	64.4
Ending balance	$740.3

Certinia Investment – In 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., a leading provider of professional services automation software. This equity investment is accounted for under the equity method of accounting whereby our proportionate share of earnings or loss associated with the investment is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statement of Earnings with a corresponding change in the balance of our equity investment. Our proportionate share of loss associated with our investment in Certinia was $7.6 for the three months ended March 31, 2024. The balance of our equity investment in Certinia, reported as a component of “Equity investments” in our Condensed Consolidated Balance Sheets, was $112.2 as of March 31, 2024.

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

Roper’s subsidiary, PowerPlan, Inc. (“PowerPlan”), is a defendant in an action pending in the U.S. District Court for the Northern District of Georgia (Lucasys Inc. v. PowerPlan, Inc., Case 1:20-cv-02987-AT) in which the plaintiff, a firm started by former PowerPlan employees, alleges PowerPlan has engaged in anticompetitive practices in violation of federal antitrust law. The plaintiff further alleges that PowerPlan violated Georgia’s deceptive trade practices act and undertook other tortious activities which impacted the plaintiff’s ability to commercialize its software and services offerings. The plaintiff claims damages of approximately $66, and seeks treble damages in addition to punitive damages, attorney fees, and pre-judgment interest. PowerPlan strongly denies the allegations in the dispute, and has asserted several affirmative defenses. PowerPlan and the plaintiff have each moved for summary judgment, and oral argument on the motions is scheduled for May 2024.

11.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended March 31,
	2024	2023	Change %
Net revenues:
Application Software	$895.2	$761.4	17.6%
Network Software	370.8	354.5	4.6%
Technology Enabled Products	414.7	353.8	17.2%
Total	$1,680.7	$1,469.7	14.4%

Gross profit:
Application Software	$625.7	$520.5	20.2%
Network Software	316.3	299.4	5.6%
Technology Enabled Products	239.0	198.7	20.3%
Total	$1,181.0	$1,018.6	15.9%

Operating profit *:
Application Software	$239.6	$193.2	24.0%
Network Software	167.0	147.5	13.2%
Technology Enabled Products	136.2	115.5	17.9%
Total	$542.8	$456.2	19.0%

Long-lived assets:
Application Software	$184.7	$153.3	20.5%
Network Software	25.7	30.7	(16.3)%
Technology Enabled Products	33.3	29.2	14.0%
Total	$243.7	$213.2	14.3%

* Segment operating profit is before unallocated corporate general and administrative and enterprise-wide stock-based compensation expenses. These expenses were $61.5 and $55.2 for the three months ended March 31, 2024 and 2023, respectively.

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

	Three months ended March 31, 2024				Three months ended March 31, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$693.6	$267.8	$5.6	$967.0	$580.6	$255.9	$3.8	$840.3
Reoccurring	53.6	68.6	—	122.2	35.4	64.2	—	99.6
Non-recurring	148.0	34.4	—	182.4	145.4	34.4	0.4	180.2
Total Software Revenue	895.2	370.8	5.6	1,271.6	761.4	354.5	4.2	1,120.1

Product Revenue	—	—	409.1	409.1	—	—	349.6	349.6
Total Revenue	$895.2	$370.8	$414.7	$1,680.7	$761.4	$354.5	$353.8	$1,469.7

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of March 31, 2024, total remaining performance obligations were $4,354.9. We expect to recognize revenues of $2,932.4, or approximately 67% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder to be recognized thereafter.

Contract balances

Balance sheet account	March 31, 2024	December 31, 2023	Change
Unbilled receivables	$118.2	$106.4	$11.8
Deferred revenue – current	(1,507.7)	(1,583.8)	76.1
Deferred revenue – non-current (1)	(145.1)	(130.7)	(14.4)
Net contract assets/(liabilities)	$(1,534.6)	$(1,608.1)	$73.5
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2023 to March 31, 2024 was primarily due to the timing of payments and invoicing related to SaaS and post-contract support (“PCS”) renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2023 and 2022 was $693.9 and $589.9 for the three months ended March 31, 2024 and 2023, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, we had $71.8 and $71.7 of total deferred commissions, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) as filed on February 22, 2024 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

In 2022, Roper completed the divestiture of a majority equity stake in its industrial businesses (“Indicor”). The financial results related to Indicor are reported as discontinued operations for all periods presented.

Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding Roper’s minority equity interest in Indicor.

Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended March 31,
	2024	2023
Net revenues:
Application Software	$895.2	$761.4
Network Software	370.8	354.5
Technology Enabled Products	414.7	353.8
Total	$1,680.7	$1,469.7

Gross margin:
Application Software	69.9%	68.4%
Network Software	85.3%	84.5%
Technology Enabled Products	57.6%	56.2%
Total	70.3%	69.3%

Selling, general and administrative expenses:
Application Software	(43.1)%	(43.0)%
Network Software	(40.3)%	(42.8)%
Technology Enabled Products	(24.8)%	(23.5)%
Total	(38.0)%	(38.3)%

Segment operating margin:
Application Software	26.8%	25.4%
Network Software	45.0%	41.6%
Technology Enabled Products	32.8%	32.6%
Total	32.3%	31.0%

Corporate administrative expenses	(3.7)%	(3.8)%
Income from operations	28.6	27.3
Interest expense, net	(3.2)	(2.5)
Equity investments gain (loss), net	3.4	(0.1)
Other expense, net	(0.1)	(0.2)
Earnings before income taxes	28.8	24.5
Income taxes	(6.1)	(5.2)
Net earnings from continuing operations	22.7%	19.3%

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Net revenues for the three months ended March 31, 2024 were $1,680.7 as compared to $1,469.7 for the three months ended March 31, 2023, an increase of 14.4%. The components of revenue growth for the three months ended March 31, 2024 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	17.6%	4.6%	17.2%	14.4%
Less Impact of:
Acquisitions	11.6	—	—	6.0
Foreign Exchange	0.3	0.1	0.1	0.3
Organic Revenue Growth	5.7%	4.5%	17.1%	8.1%

In our Application Software segment, net revenues in the first quarter of 2024 were $895.2 as compared to $761.4 in the first quarter of 2023. The growth of 5.7% in organic revenues was broad-based across the segment led by our businesses serving the property and casualty insurance, project-based private sector, acute healthcare, and legal markets. Gross margin increased to 69.9% in the first quarter of 2024 as compared to 68.4% in the first quarter of 2023 due primarily to operating leverage on higher organic revenues. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues increased marginally to 43.1% in the first quarter of 2024 as compared to 43.0% in the first quarter of 2023 due primarily to higher amortization of acquired intangibles from the acquisitions of Syntellis and Procare, almost entirely offset by operating leverage on higher organic revenues. The resulting operating margin was 26.8% in the first quarter of 2024 as compared to 25.4% in the first quarter of 2023.

In our Network Software segment, net revenues in the first quarter of 2024 were $370.8 as compared to $354.5 in the first quarter of 2023. The growth of 4.5% in organic revenues was led by our network software businesses serving the alternate site healthcare, life insurance/financial services, and construction markets, partially offset by a decline in our businesses serving the media and entertainment and freight match markets. Gross margin increased to 85.3% in the first quarter of 2024 as compared to 84.5% in the first quarter of 2023 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues decreased to 40.3% in the first quarter of 2024 as compared to 42.8% in the first quarter of 2023 due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. As a result, operating margin was 45.0% in the first quarter of 2024 as compared to 41.6% in the first quarter of 2023.

In our Technology Enabled Products segment, net revenues in the first quarter of 2024 were $414.7 as compared to $353.8 in the first quarter of 2023. The growth of 17.1% in organic revenues was led by our medical products businesses and water meter technology business. Gross margin increased to 57.6% in the first quarter of 2024 as compared to 56.2% in the first quarter of 2023 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues increased to 24.8% in the first quarter of 2024 as compared to 23.5% in the first quarter of 2023 due primarily to higher compensation expense associated with medical claims. The resulting operating margin was 32.8% in the first quarter of 2024 as compared to 32.6% in the first quarter of 2023.

Corporate expenses increased to $61.5, or 3.7% of net revenues, in the first quarter of 2024 as compared to $55.2, or 3.8% of net revenues, in the first quarter of 2023. The dollar increase was due primarily to higher stock-based compensation.

Interest expense, net, increased to $53.2 for the first quarter of 2024 as compared to $37.4 for the first quarter of 2023 due to borrowings on our unsecured credit facility and less interest income earned on our cash and cash equivalents, partially offset by lower weighted average fixed-rate debt balances.

Equity investments (gain) loss, net, was a gain of $57.0 for the first quarter of 2024 due primarily to $64.4 associated with the change in fair value of our equity investment in Indicor, partially offset by the proportionate share of net loss associated with our investment in Certinia of $7.6 in accordance with the equity method of accounting. Equity investments (gain) loss, net, was a loss of $1.2 for the first quarter of 2023 related to our equity investment in Indicor.

Other expense, net, of $1.2 and $2.3 for the three months ended March 31, 2024 and 2023, respectively, were both composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percentage of pretax earnings remained relatively consistent at 21.1% for the first quarter of 2024 as compared to 21.0% for the first quarter of 2023.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 2% to $2,932.4 at March 31, 2024 as compared to $2,872.5 at March 31, 2023 due primarily to acquisitions, partially offset by a decrease in our Technology Enabled Products segment.

	Backlog as of March 31,
	2024	2023
Application Software	$1,961.5	$1,706.3
Network Software	491.9	523.1
Technology Enabled Products	479.0	643.1
Total	$2,932.4	$2,872.5

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
Cash provided by (used in) continuing operations from:	2024	2023
Operating activities	$531.5	$464.9
Investing activities	(1,878.6)	(23.6)
Financing activities	1,336.9	(52.5)
Cash used in discontinued operations	—	(4.4)

Operating activities – Net cash provided by operating activities from continuing operations increased by 14% to $531.5 in the three months ended March 31, 2024 as compared to $464.9 in the three months ended March 31, 2023 primarily due to higher net earnings from continuing operations net of non-cash expenses.

Investing activities – Cash used in investing activities from continuing operations during the three months ended March 31, 2024 was primarily for the acquisition of Procare. Cash used in investing activities from continuing operations during the three months ended March 31, 2023 was primarily for capitalized software expenditures and capital expenditures.

Financing activities – Cash provided by financing activities during the three months ended March 31, 2024 was primarily from net borrowings on our unsecured credit facility to fund the acquisition of Procare, partially offset by dividend payments. Cash used in financing activities during the three months ended March 31, 2023 was primarily for dividend payments.

Total debt consisted of the following:

As of March 31, 2024
Fixed-rate senior notes	$6,000.0
Unsecured credit facility	1,750.0
Other	0.1
Less: Deferred financing costs	(28.1)
Total debt, net of deferred financing costs	7,722.0
Less: Current portion	(499.7)
Long-term debt, net of deferred financing costs	$7,222.3

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2024, we had $1,750.0 of borrowings outstanding under our unsecured credit facility and $7.4 of outstanding letters of credit.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 76.3% or $151.3 at March 31, 2024 as compared to 69.2% or $148.3 at December 31, 2023. The dollar increase was due primarily to the cash generated at our foreign subsidiaries during the three months ended March 31, 2024, partially offset by cash repatriation of $81.2. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2024.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,182.5 at March 31, 2024 as compared to negative $1,196.6 at December 31, 2023 primarily driven by payments for accrued compensation, the reduction in deferred revenue predominantly due to the timing of SaaS renewals associated with Frontline, and payment timing associated with prepaid expenses included within other current assets, partially offset by changes in income tax-related balances and a decrease in accounts receivable. Total debt, net of deferred financing costs was $7,722.0 at March 31, 2024 as compared to $6,330.1 at December 31, 2023. Our leverage on a continuing operations basis is presented in the following table:

	March 31, 2024	December 31, 2023
Total debt, net of deferred financing costs	$7,722.0	$6,330.1
Cash and cash equivalents	(198.4)	(214.3)
Net debt	7,523.6	6,115.8
Stockholders’ equity	17,797.6	17,444.8
Total net capital	$25,321.2	$23,560.6

Net debt / Total net capital	29.7%	26.0%

Capital expenditures were $9.3 for the three months ended March 31, 2024 as compared to $9.8 for the three months ended March 31, 2023. Capitalized software expenditures were $9.6 for the three months ended March 31, 2024 as compared to $9.9 for the three months ended March 31, 2023. We expect the aggregate of capital expenditures and capitalized software expenditures for 2024 to be relatively comparable to prior years as a percentage of net revenues.

Outlook

Current geopolitical and economic uncertainties, including the current inflationary environment, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine, as well as the conflict in the Middle East), significant terrorist attack, other global conflict, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2024.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our 2023 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2024 to the risk factors reported in our 2023 Annual Report on Form 10-K.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

10.1	Form of Time-Based Restricted Stock Unit Award Agreement, under the 2021 Incentive Plan, filed herewith.

10.2	Form of Executive Officer Performance Share Unit Award Agreement, under the 2021 Incentive Plan, filed herewith.

10.3	Form of Senior Management Performance Share Unit Award Agreement, under the 2021 Incentive Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	May 3, 2024
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	May 3, 2024
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	May 3, 2024
Brandon Cross	(Principal Accounting Officer)