Form 10-Q
period 2024-06-30
ROPER TECHNOLOGIES INC
filed 2024-08-01
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of July 26, 2024 was 107,198,665.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenues	$1,716.8	$1,531.2	$3,397.5	$3,000.9
Cost of sales	523.5	464.1	1,023.2	915.2
Gross profit	1,193.3	1,067.1	2,374.3	2,085.7

Selling, general and administrative expenses	699.1	631.8	1,398.8	1,249.4
Income from operations	494.2	435.3	975.5	836.3

Interest expense, net	67.5	34.8	120.7	72.2
Equity investments (gain) loss, net	0.8	(66.0)	(56.2)	(64.8)
Other expense, net	0.6	2.8	1.8	5.1
Earnings before income taxes	425.3	463.7	909.2	823.8

Income taxes	88.2	102.7	190.1	178.5
Net earnings from continuing operations	337.1	361.0	719.1	645.3

Loss from discontinued operations, net of tax	—	—	—	(1.2)
Gain on disposition of discontinued operations, net of tax	—	3.9	—	3.9
Net earnings from discontinued operations	—	3.9	—	2.7

Net earnings	$337.1	$364.9	$719.1	$648.0

Net earnings per share from continuing operations:
Basic	$3.15	$3.38	$6.72	$6.06
Diluted	$3.12	$3.36	$6.66	$6.02

Net earnings per share from discontinued operations:
Basic	$—	$0.04	$—	$0.03
Diluted	$—	$0.04	$—	$0.02

Net earnings per share:
Basic	$3.15	$3.42	$6.72	$6.09
Diluted	$3.12	$3.40	$6.66	$6.04

Weighted average common shares outstanding:
Basic	107.1	106.6	107.0	106.4
Diluted	107.9	107.4	107.9	107.2

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net earnings	$337.1	$364.9	$719.1	$648.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.9)	36.2	(20.0)	60.3
Total other comprehensive income (loss), net of tax	(0.9)	36.2	(20.0)	60.3

Comprehensive income	$336.2	$401.1	$699.1	$708.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2024	December 31, 2023
ASSETS:

Cash and cash equivalents	$251.5	$214.3
Accounts receivable, net	739.9	829.9
Inventories, net	128.8	118.6
Income taxes receivable	48.0	47.7
Unbilled receivables	123.8	106.4
Other current assets	198.2	164.5
Total current assets	1,490.2	1,481.4

Property, plant and equipment, net	116.4	119.6
Goodwill	18,313.1	17,118.8
Other intangible assets, net	8,645.3	8,212.1
Deferred taxes	30.7	32.2
Equity investments	842.8	795.7
Other assets	409.0	407.7
Total assets	$29,847.5	$28,167.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$149.4	$143.0
Accrued compensation	189.5	250.0
Deferred revenue	1,468.3	1,583.8
Other accrued liabilities	469.7	446.5
Income taxes payable	30.9	40.4
Current portion of long-term debt, net	500.0	499.5
Total current liabilities	2,807.8	2,963.2

Long-term debt, net of current portion	6,923.9	5,830.6
Deferred taxes	1,585.4	1,513.1
Other liabilities	391.4	415.8
Total liabilities	11,708.5	10,722.7

Commitments and contingencies (Note 10)

Common stock	1.1	1.1
Additional paid-in capital	2,923.0	2,767.0
Retained earnings	15,374.3	14,816.3
Accumulated other comprehensive loss	(142.8)	(122.8)
Treasury stock	(16.6)	(16.8)
Total stockholders’ equity	18,139.0	17,444.8
Total liabilities and stockholders’ equity	$29,847.5	$28,167.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings from continuing operations	$719.1	$645.3
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	18.5	17.3
Amortization of intangible assets	377.2	350.6
Amortization of deferred financing costs	4.5	5.1
Non-cash stock compensation	73.3	63.5
Equity investments gain, net	(56.2)	(64.8)
Income tax provision	190.1	178.5
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	96.7	46.7
Unbilled receivables	(17.7)	(14.9)
Inventories	(11.0)	(5.9)
Accounts payable	4.5	17.9
Other accrued liabilities	(47.3)	(91.0)
Deferred revenue	(122.6)	(98.3)
Cash income taxes paid	(284.3)	(231.5)
Other, net	(29.2)	(33.5)
Cash provided by operating activities from continuing operations	915.6	785.0
Cash used in operating activities from discontinued operations	—	(1.7)
Cash provided by operating activities	915.6	783.3

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(1,858.3)	(17.3)
Capital expenditures	(15.9)	(24.9)
Capitalized software expenditures	(20.5)	(19.3)
Distributions from equity investment	8.4	12.1
Other, net	(1.1)	(2.9)
Cash used in investing activities from continuing operations	(1,887.4)	(52.3)
Cash provided by disposition of discontinued operations	—	2.0
Cash used in investing activities	(1,887.4)	(50.3)

Cash flows from (used in) financing activities:
Borrowings under revolving line of credit, net	1,090.0	—
Cash dividends to stockholders	(160.6)	(144.8)
Proceeds from stock-based compensation, net	75.9	60.8
Treasury stock sales	10.3	8.4
Other	(0.2)	(0.2)
Cash provided by (used in) financing activities	1,015.4	(75.8)

Effect of exchange rate changes on cash	(6.4)	12.8

Net increase in cash and cash equivalents	37.2	670.0

Cash and cash equivalents, beginning of period	214.3	792.8

Cash and cash equivalents, end of period	$251.5	$1,462.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2024	$1.1	$2,837.1	$15,118.0	$(141.9)	$(16.7)	$17,797.6

Net earnings	—	—	337.1	—	—	337.1
Stock option exercises	—	42.6	—	—	—	42.6
Treasury stock sold	—	4.4	—	—	0.1	4.5
Currency translation adjustments	—	—	—	(0.9)	—	(0.9)
Stock-based compensation	—	39.4	—	—	—	39.4
Restricted stock activity	—	(0.5)	—	—	—	(0.5)
Dividends declared ($0.75 per share)	—	—	(80.8)	—	—	(80.8)
Balances at June 30, 2024	$1.1	$2,923.0	$15,374.3	$(142.8)	$(16.6)	$18,139.0

Balances at December 31, 2023	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8

Net earnings	—	—	719.1	—	—	719.1
Stock option exercises	—	90.0	—	—	—	90.0
Treasury stock sold	—	10.1	—	—	0.2	10.3
Currency translation adjustments	—	—	—	(20.0)	—	(20.0)
Stock-based compensation	—	74.0	—	—	—	74.0
Restricted stock activity	—	(18.1)	—	—	—	(18.1)
Dividends declared ($1.50 per share)	—	—	(161.1)	—	—	(161.1)
Balances at June 30, 2024	$1.1	$2,923.0	$15,374.3	$(142.8)	$(16.6)	$18,139.0

Balances at March 31, 2023	$1.1	$2,570.4	$13,941.2	$(162.9)	$(17.1)	$16,332.7

Net earnings	—	—	364.9	—	—	364.9
Stock option exercises	—	48.1	—	—	—	48.1
Treasury stock sold	—	3.6	—	—	0.1	3.7
Currency translation adjustments	—	—	—	36.2	—	36.2
Stock-based compensation	—	33.8	—	—	—	33.8
Restricted stock activity	—	(0.6)	—	—	—	(0.6)
Dividends declared ($0.6825 per share)	—	—	(72.9)	—	—	(72.9)
Balances at June 30, 2023	$1.1	$2,655.3	$14,233.2	$(126.7)	$(17.0)	$16,745.9

Balances at December 31, 2022	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

Net earnings	—	—	648.0	—	—	648.0
Stock option exercises	—	81.8	—	—	—	81.8
Treasury stock sold	—	8.2	—	—	0.2	8.4
Currency translation adjustments	—	—	—	60.3	—	60.3
Stock-based compensation	—	65.2	—	—	—	65.2
Restricted stock activity	—	(10.1)	—	—	—	(10.1)
Dividends declared ($1.365 per share)	—	—	(145.5)	—	—	(145.5)
Balances at June 30, 2023	$1.1	$2,655.3	$14,233.2	$(126.7)	$(17.0)	$16,745.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2023 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2024 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

2.    Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to accounting principles under GAAP in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. Any recent ASUs not listed below were assessed and either determined to be not applicable or are expected to have an immaterial impact on the Company’s Consolidated Financial Statements.

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

Weighted average shares outstanding are presented below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic shares outstanding	107.1	106.6	107.0	106.4
Effect of potential common stock:
Common stock awards	0.8	0.8	0.9	0.8
Diluted shares outstanding	107.9	107.4	107.9	107.2

For the three and six months ended June 30, 2024, there were 0.387 and 0.384 stock-based awards outstanding that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.735 and 0.737 stock-based awards outstanding that would have been antidilutive in the respective 2023 periods.

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

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock-based compensation	$39.7	$33.3	$73.3	$63.5
Tax benefit recognized in net earnings	6.7	5.5	12.6	10.7

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the six months ended June 30, 2024, 0.263 options were granted with a weighted-average fair value of $173.72 per option. During the same six-month period in 2023, 0.363 options were granted with a weighted-average fair value of $129.01 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option pricing model:

	Six months ended June 30,
	2024	2023
Risk-free interest rate (%)	4.17	3.73
Expected option life (years)	5.73	5.63
Expected volatility (%)	25.57	26.04
Expected dividend yield (%)	0.51	0.64

Cash received from option exercises for the six months ended June 30, 2024 and 2023 was $88.1 and $70.9, respectively.

Restricted Stock Awards – During the six months ended June 30, 2024, the Company granted 0.368 shares of restricted stock awards with a weighted-average grant date fair value of $555.12 per share. During the same six-month period in 2023, the Company granted 0.242 shares of restricted stock awards with a weighted-average grant date fair value of $431.05 per share. These awards were granted at the fair market value of the share on the date of grant.

During 2024, the Company revised its equity compensation strategy to more closely align long-term management incentives with its strategic objective to deliver and sustain higher levels of organic growth. Accordingly, the total number of restricted stock awards granted during the six months ended June 30, 2024 increased as compared to the six months ended June 30, 2023 due primarily to the adoption of a supplemental equity compensation program for the Company’s business unit leadership teams under which 0.129 incremental three-year performance-based restricted stock awards were granted.

In connection with the revised compensation strategy noted above, certain members of the Roper senior leadership team were granted 0.072 performance-based restricted stock awards during the six months ended June 30, 2024, that include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on relative total shareholder return. Comparably, during the six months ended June 30, 2023, 0.071 performance-based restricted stock awards were granted to certain members of Roper’s senior leadership team which did not contain a market modifier and do not have the ability to vest beyond 100% of the original shares granted.

Due to the extent of performance required by the vesting conditions noted above, these awards are not expected to materially increase stock-based compensation expense relative to the Company’s financial performance.

During the six months ended June 30, 2024, 0.105 restricted stock award shares vested with a weighted-average grant date fair value of $438.44 per share and a weighted-average vest date fair value of $555.71 per share.

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

During both the six months ended June 30, 2024 and 2023, participants in the ESPP purchased 0.021 shares of Roper’s common stock for total consideration of $10.3 and $8.4, respectively. All of these shares were purchased from Roper’s treasury shares.

Roper’s ESPP was amended effective July 1, 2024, under which the six-month minimum employment requirement was removed from the eligibility requirements for employee participation in the ESPP.

6.    Inventories

The components of inventories were as follows:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$58.0	$57.6
Work in process	33.2	28.7
Finished products	47.7	41.8
Inventory reserves	(10.1)	(9.5)
Inventories, net	$128.8	$118.6

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2023	$12,563.4	$3,624.6	$930.8	$17,118.8
Goodwill acquired	1,208.2	—	—	1,208.2
Other	(7.0)	—	—	(7.0)
Currency translation adjustments	(4.0)	(2.2)	(0.7)	(6.9)
Balances at June 30, 2024	$13,760.6	$3,622.4	$930.1	$18,313.1

Other relates to purchase accounting adjustments for acquisitions and is composed primarily of a measurement period adjustment of $9.8 to decrease goodwill and deferred tax liabilities in connection with the Syntellis opening balance sheet.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$10,061.7	$(3,000.5)	$7,061.2
Unpatented technology	1,047.0	(638.8)	408.2
Software	149.2	(143.4)	5.8
Patents and other protective rights	10.3	(1.4)	8.9
Assets not subject to amortization:
Trade names	728.0	—	728.0
Balances at December 31, 2023	$11,996.2	$(3,784.1)	$8,212.1

Assets subject to amortization:
Customer related intangibles	$10,608.3	$(3,141.8)	$7,466.5
Unpatented technology	803.5	(399.5)	404.0
Software	109.8	(108.5)	1.3
Patents and other protective rights	9.2	(1.7)	7.5
Assets not subject to amortization:
Trade names	766.0	—	766.0
Balances at June 30, 2024	$12,296.8	$(3,651.5)	$8,645.3

Amortization expense of other intangible assets was $184.9 and $170.5 during the three months ended June 30, 2024 and 2023, respectively, and $363.3 and $340.9 during the six months ended June 30, 2024 and 2023, respectively.

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

Roper’s debt at June 30, 2024 included $6,000 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair value
Principal amount	Interest rate	Year of maturity	As of June 30, 2024
$500	2.350%	2024	$496
$300	3.850%	2025	$293
$700	1.000%	2025	$663
$700	3.800%	2026	$676
$700	1.400%	2027	$622
$800	4.200%	2028	$772
$700	2.950%	2029	$629
$600	2.000%	2030	$500
$1,000	1.750%	2031	$804

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At June 30, 2024 and December 31, 2023, there were $1,450.0 and $360.0 of borrowings outstanding on our unsecured credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

9.    Equity Investments

Indicor Investment – As of June 30, 2024 and December 31, 2023, the Company held a 46.4% and 47.3% equity interest in Indicor Equity, LLC, respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$740.3	$535.0	$675.9	$535.0
Change in fair value	(9.3)	56.3	55.1	56.3
Ending balance	$731.0	$591.3	$731.0	$591.3

The Company received dividend distributions from Indicor of $8.4 during the three and six months ended June 30, 2024 and $12.1 during the three and six months ended June 30, 2023, which are reported within “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with the Company’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

Certinia Investment – In 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., a leading provider of professional services automation software. This equity investment is accounted for under the equity method of accounting whereby our proportionate share of earnings or loss associated with the investment is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings with a corresponding change in the balance of our equity investment. Our proportionate share of loss associated with our investment in Certinia was $0.4 and $8.0 for the three and six months ended June 30, 2024, respectively. The balance of our equity investment in Certinia, reported as a component of “Equity investments” in our Condensed Consolidated Balance Sheets, was $111.8 as of June 30, 2024.

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

Roper’s subsidiary, PowerPlan, Inc. (“PowerPlan”), is a defendant in an action pending in the U.S. District Court for the Northern District of Georgia (Lucasys Inc. v. PowerPlan, Inc., Case 1:20-cv-02987-AT) in which the plaintiff, a firm started by former PowerPlan employees, alleges PowerPlan has engaged in anticompetitive practices in violation of federal antitrust law. The plaintiff further alleges that PowerPlan violated Georgia’s deceptive trade practices act and undertook other tortious activities which impacted the plaintiff’s ability to commercialize its software and services offerings. The plaintiff claims damages of approximately $66, and seeks treble damages in addition to punitive damages, attorney fees, and pre-judgment interest. PowerPlan strongly denies the allegations in the dispute, and has asserted several affirmative defenses. PowerPlan and the plaintiff have each moved for summary judgment, and oral argument on the motions was held on May 7, 2024. A decision from the District Court on the motions is pending.

11.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change %	2024	2023	Change %
Net revenues:
Application Software	$931.8	$770.3	21.0%	$1,827.0	$1,531.7	19.3%
Network Software	364.2	358.1	1.7%	735.0	712.6	3.1%
Technology Enabled Products	420.8	402.8	4.5%	835.5	756.6	10.4%
Total	$1,716.8	$1,531.2	12.1%	$3,397.5	$3,000.9	13.2%

Gross profit:
Application Software	$641.1	$531.0	20.7%	$1,266.8	$1,051.5	20.5%
Network Software	307.8	303.9	1.3%	624.1	603.3	3.4%
Technology Enabled Products	244.4	232.2	5.3%	483.4	430.9	12.2%
Total	$1,193.3	$1,067.1	11.8%	$2,374.3	$2,085.7	13.8%

Operating profit *:
Application Software	$251.1	$201.2	24.8%	$490.7	$394.4	24.4%
Network Software	159.1	153.1	3.9%	326.1	300.6	8.5%
Technology Enabled Products	146.7	139.1	5.5%	282.9	254.6	11.1%
Total	$556.9	$493.4	12.9%	$1,099.7	$949.6	15.8%

Long-lived assets:
Application Software	$189.0	$161.9	16.7%
Network Software	23.8	28.7	(17.1)%
Technology Enabled Products	33.3	29.8	11.7%
Total	$246.1	$220.4	11.7%

* Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $62.7 and $58.1 for the three months ended June 30, 2024 and 2023, respectively, and $124.2 and $113.3 for the six months ended June 30, 2024 and 2023, respectively.

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

	Three months ended June 30, 2024				Three months ended June 30, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$700.2	$263.1	$6.2	$969.5	$587.2	$258.3	$4.2	$849.7
Reoccurring	80.5	66.6	—	147.1	34.3	65.7	—	100.0
Non-recurring	151.1	34.5	—	185.6	148.8	34.1	0.4	183.3
Total Software Revenue	931.8	364.2	6.2	1,302.2	770.3	358.1	4.6	1,133.0

Product Revenue	—	—	414.6	414.6	—	—	398.2	398.2
Total Revenue	$931.8	$364.2	$420.8	$1,716.8	$770.3	$358.1	$402.8	$1,531.2

	Six months ended June 30, 2024				Six months ended June 30, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,393.8	$530.9	$11.8	$1,936.5	$1,167.8	$514.2	$8.0	$1,690.0
Reoccurring	134.1	135.2	—	269.3	69.7	129.9	—	199.6
Non-recurring	299.1	68.9	—	368.0	294.2	68.5	0.8	363.5
Total Software Revenue	1,827.0	735.0	11.8	2,573.8	1,531.7	712.6	8.8	2,253.1

Product Revenue	—	—	823.7	823.7	—	—	747.8	747.8
Total Revenue	$1,827.0	$735.0	$835.5	$3,397.5	$1,531.7	$712.6	$756.6	$3,000.9

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of June 30, 2024, total remaining performance obligations were $4,277.7. We expect to recognize revenues of $2,836.4, or approximately 66% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	June 30, 2024	December 31, 2023	Change
Unbilled receivables	$123.8	$106.4	$17.4
Deferred revenue – current	(1,468.3)	(1,583.8)	115.5
Deferred revenue – non-current (1)	(132.8)	(130.7)	(2.1)
Net contract assets/(liabilities)	$(1,477.3)	$(1,608.1)	$130.8
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2023 to June 30, 2024 was primarily due to the timing of payments and invoicing related to SaaS and post-contract support (“PCS”) renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2023 and 2022 was $464.2 and $396.7 for the three months ended June 30, 2024 and 2023, respectively, and $1,158.1 and $986.6 for the six months ended June 30, 2024 and 2023, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, we had $75.6 and $71.7 of total deferred commissions, respectively.

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
•information technology system failures, data security breaches, network disruptions, and cybersecurity events;
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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenues:
Application Software	$931.8	$770.3	$1,827.0	$1,531.7
Network Software	364.2	358.1	735.0	712.6
Technology Enabled Products	420.8	402.8	835.5	756.6
Total	$1,716.8	$1,531.2	$3,397.5	$3,000.9

Gross margin:
Application Software	68.8%	68.9%	69.3%	68.6%
Network Software	84.5%	84.9%	84.9%	84.7%
Technology Enabled Products	58.1%	57.6%	57.9%	57.0%
Total	69.5%	69.7%	69.9%	69.5%

Selling, general and administrative expenses:
Application Software	(41.9)%	(42.8)%	(42.5)%	(42.9)%
Network Software	(40.8)%	(42.1)%	(40.5)%	(42.5)%
Technology Enabled Products	(23.2)%	(23.1)%	(24.0)%	(23.3)%
Total	(37.1)%	(37.5)%	(37.5)%	(37.9)%

Segment operating margin:
Application Software	26.9%	26.1%	26.9%	25.7%
Network Software	43.7%	42.8%	44.4%	42.2%
Technology Enabled Products	34.9%	34.5%	33.9%	33.7%
Total	32.4%	32.2%	32.4%	31.6%

Corporate administrative expenses *	(3.7)%	(3.8)%	(3.7)%	(3.8)%
Income from operations	28.8	28.4	28.7	27.9
Interest expense, net	(3.9)	(2.3)	(3.6)	(2.4)
Equity investments gain (loss), net	—	4.3	1.7	2.2
Other expense, net	—	(0.2)	(0.1)	(0.2)
Earnings before income taxes	24.8	30.3	26.8	27.5
Income taxes	(5.1)	(6.7)	(5.6)	(5.9)
Net earnings from continuing operations	19.6%	23.6%	21.2%	21.5%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Net revenues for the three months ended June 30, 2024 were $1,716.8 as compared to $1,531.2 for the three months ended June 30, 2023, an increase of 12.1%. The components of revenue growth for the three months ended June 30, 2024 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	21.0%	1.7%	4.5%	12.1%
Less Impact of:
Acquisitions	16.2	—	—	8.1
Foreign Exchange	—	(0.1)	(0.2)	(0.1)
Organic Revenue Growth	4.8%	1.8%	4.7%	4.1%

In our Application Software segment, net revenues in the second quarter of 2024 were $931.8 as compared to $770.3 in the second quarter of 2023. The growth of 4.8% in organic revenues was broad-based across the segment led by our businesses serving the acute healthcare, legal, and project-based private sector markets. Gross margin remained relatively consistent at 68.8% in the second quarter of 2024 as compared to 68.9% in the second quarter of 2023. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues decreased to 41.9% in the second quarter of 2024 as compared to 42.8% in the second quarter of 2023 due primarily to operating leverage on higher organic revenues, partially offset by higher amortization of acquired intangibles from the acquisitions of Syntellis and Procare. The resulting operating margin was 26.9% in the second quarter of 2024 as compared to 26.1% in the second quarter of 2023.

In our Network Software segment, net revenues in the second quarter of 2024 were $364.2 as compared to $358.1 in the second quarter of 2023. The growth of 1.8% in organic revenues was led by our network software businesses serving the life insurance/financial services, alternate site healthcare, and construction markets, partially offset by a decline in our businesses serving the freight match and media and entertainment markets. Gross margin decreased to 84.5% in the second quarter of 2024 as compared to 84.9% in the second quarter of 2023 due primarily to revenue mix. SG&A expenses as a percentage of net revenues decreased to 40.8% in the second quarter of 2024 as compared to 42.1% in the second quarter of 2023 due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. As a result, operating margin was 43.7% in the second quarter of 2024 as compared to 42.8% in the second quarter of 2023.

In our Technology Enabled Products segment, net revenues in the second quarter of 2024 were $420.8 as compared to $402.8 in the second quarter of 2023. The growth of 4.7% in organic revenues was led by certain of our medical products businesses, most notably our airway visualization and bladder volume measurement business, and our water meter technology business. These increases were partially offset by a decline in our precision measurement business due to customer program timing, and declines in our automated dispensing equipment and access management businesses primarily attributable to easing of supply chain issues in the second quarter of 2023. Gross margin increased to 58.1% in the second quarter of 2024 as compared to 57.6% in the second quarter of 2023 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues remained relatively consistent at 23.2% in the second quarter of 2024 as compared to 23.1% in the second quarter of 2023. The resulting operating margin was 34.9% in the second quarter of 2024 as compared to 34.5% in the second quarter of 2023.

Corporate expenses increased to $62.7, or 3.7% of net revenues, in the second quarter of 2024 as compared to $58.1, or 3.8% of net revenues, in the second quarter of 2023. The dollar increase was due primarily to higher stock-based compensation expense.

Interest expense, net, increased to $67.5 for the second quarter of 2024 as compared to $34.8 for the second quarter of 2023 due to higher borrowings on our unsecured credit facility and less interest income earned on our cash and cash equivalents, partially offset by lower weighted average fixed-rate debt balances.

Equity investments (gain) loss, net, was a loss of $0.8 in the second quarter of 2024 due primarily to a $9.3 decrease in the fair value of our equity investment in Indicor, offset by $8.4 of dividend distributions received from Indicor. Equity investments (gain) loss, net, was a gain of $66.0 in the second quarter of 2023 due primarily to a $56.3 increase in the fair value of our equity investment in Indicor and $12.1 of dividend distributions received from Indicor.

Other expense, net, of $0.6 and $2.8 for the second quarter of 2024 and 2023, respectively, were composed primarily of foreign exchange losses at our non-U.S. based subsidiaries.

Income taxes as a percentage of pretax earnings decreased to 20.7% for the second quarter of 2024 as compared to 22.1% for the second quarter of 2023. The 2024 rate was favorably impacted by the recognition of a net tax benefit associated with international legal entity restructuring.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 3.3% to $2,836.4 at June 30, 2024 as compared to $2,746.8 at June 30, 2023 due primarily to acquisitions and organic growth in our Application Software segment, partially offset by a decrease in our Technology Enabled Products segment.

	Backlog as of June 30,
	2024	2023
Application Software	$1,926.9	$1,654.5
Network Software	496.2	492.2
Technology Enabled Products	413.3	600.1
Total	$2,836.4	$2,746.8

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Net revenues for the six months ended June 30, 2024 were $3,397.5 as compared to $3,000.9 for the six months ended June 30, 2023, an increase of 13.2%. The components of revenue growth for the six months ended June 30, 2024 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	19.3%	3.1%	10.4%	13.2%
Less Impact of:
Acquisitions	13.9	—	—	7.1
Foreign Exchange	0.2	—	—	0.1
Organic Revenue Growth	5.2%	3.1%	10.4%	6.0%

In our Application Software segment, net revenues in the six months ended June 30, 2024 were $1,827.0 as compared to $1,531.7 in the six months ended June 30, 2023. The growth of 5.2% in organic revenues was broad-based across the segment led by our businesses serving the property and casualty insurance, acute healthcare, legal, and project-based private sector markets. Gross margin increased to 69.3% in the six months ended June 30, 2024 as compared to 68.6% in the six months ended June 30, 2023 due primarily to operating leverage on higher organic revenues, partially offset by revenue mix. SG&A expenses as a percentage of net revenues decreased to 42.5% in the six months ended June 30, 2024 as compared to 42.9% in the six months ended June 30, 2023 due primarily to operating leverage on higher organic revenues, partially offset by higher amortization of acquired intangibles from the acquisitions of Syntellis and Procare. The resulting operating margin was 26.9% in the six months ended June 30, 2024 as compared to 25.7% in the six months ended June 30, 2023.

In our Network Software segment, net revenues in the six months ended June 30, 2024 were $735.0 as compared to $712.6 in the six months ended June 30, 2023. The growth of 3.1% in organic revenues was led by our network software businesses serving the alternate site healthcare, life insurance/financial services, and construction markets, partially offset by a decline in our businesses serving the media and entertainment and freight match markets. Gross margin increased to 84.9% in the six months ended June 30, 2024 as compared to 84.7% in the six months ended June 30, 2023 due primarily to operating leverage on higher organic revenues, partially offset by revenue mix. SG&A expenses as a percentage of net revenues decreased to 40.5% in the six months ended June 30, 2024 as compared to 42.5% in the six months ended June 30, 2023 due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. As a result, operating margin was 44.4% in the six months ended June 30, 2024 as compared to 42.2% in the six months ended June 30, 2023.

In our Technology Enabled Products segment, net revenues in the six months ended June 30, 2024 were $835.5 as compared to $756.6 in the six months ended June 30, 2023. The growth of 10.4% in organic revenues was led by our medical products businesses, excluding our precision measurement business, and growth in our water meter technology business. Gross margin increased to 57.9% in the six months ended June 30, 2024 as compared to 57.0% in the six months ended June 30, 2023 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues increased to 24.0% in the six months ended June 30, 2024 as compared to 23.3% in the six months ended June 30, 2023 due primarily to revenue mix and higher expense associated with medical claims. The resulting operating margin was 33.9% in the six months ended June 30, 2024 as compared to 33.7% in the six months ended June 30, 2023.

Corporate expenses increased to $124.2, or 3.7% of net revenues, in the six months ended June 30, 2024 as compared to $113.3, or 3.8% of net revenues, in the six months ended June 30, 2023. The dollar increase was due primarily to higher stock-based compensation expense.

Interest expense, net, increased to $120.7 for the six months ended June 30, 2024 as compared to $72.2 for the six months ended June 30, 2023 due to higher borrowings on our unsecured credit facility and less interest income earned on our cash and cash equivalents, partially offset by lower weighted average fixed-rate debt balances.

Equity investments (gain) loss, net, was a gain of $56.2 in the six months ended June 30, 2024 due primarily to a $55.1 increase in the fair value of our equity investment in Indicor and $8.4 of dividend distributions received from Indicor, partially offset by our proportionate share of net loss associated with our investment in Certinia of $8.0 in accordance with the equity method of accounting. Equity investments (gain) loss, net, was a gain of $64.8 in the six months ended June 30, 2023 due primarily to a $56.3 increase in the fair value of our equity investment in Indicor and $12.1 of dividend distributions received from Indicor.

Income taxes as a percentage of pretax earnings decreased to 20.9% for the six months ended June 30, 2024 as compared to 21.7% for the six months ended June 30, 2023. The 2024 rate was favorably impacted by the recognition of a net tax benefit associated with international legal entity restructuring.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
Cash provided by (used in) continuing operations from:	2024	2023
Operating activities	$915.6	$785.0
Investing activities	$(1,887.4)	$(52.3)
Financing activities	$1,015.4	$(75.8)
Cash provided by discontinued operations	$—	$0.3

Operating activities – Net cash provided by operating activities from continuing operations increased by 17% to $915.6 in the six months ended June 30, 2024 as compared to $785.0 in the six months ended June 30, 2023 primarily due to higher net earnings from continuing operations net of non-cash expenses and increased collections on accounts receivable, partially offset by higher cash taxes paid.

Investing activities – Cash used in investing activities from continuing operations during the six months ended June 30, 2024 was primarily for the acquisition of Procare. Cash used in investing activities from continuing operations during the six months ended June 30, 2023 was primarily for capital expenditures, capitalized software expenditures, and the acquisition of Promium, partially offset by dividend distributions received from Indicor.

Financing activities – Cash provided by financing activities during the six months ended June 30, 2024 was primarily from net borrowings on our unsecured credit facility to fund the acquisition of Procare, and net proceeds from stock-based compensation, partially offset by dividend payments. Cash used in financing activities during the six months ended June 30, 2023 was primarily for dividend payments, partially offset by net proceeds from stock-based compensation.

Total debt consisted of the following:

As of June 30, 2024
Fixed-rate senior notes	$6,000.0
Unsecured credit facility	1,450.0
Other	0.1
Less: Deferred financing costs	(26.2)
Total debt, net of deferred financing costs	7,423.9
Less: Current portion	(500.0)
Long-term debt, net of deferred financing costs	$6,923.9

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2024, we had $1,450.0 of borrowings outstanding under our unsecured credit facility and $6.8 of outstanding letters of credit.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 52.1% or $131.0 at June 30, 2024 as compared to 69.2% or $148.3 at December 31, 2023. The decrease in foreign cash was due primarily to repatriation of $153.2, partially offset by the cash generated at our foreign subsidiaries during the six months ended June 30, 2024. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2024.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,069.1 at June 30, 2024 as compared to negative $1,196.6 at December 31, 2023 primarily driven by the reduction in deferred revenue predominantly due to the timing of SaaS renewals associated with Frontline, payments for accrued compensation, and payment timing associated with prepaid expenses included within other current assets, partially offset by increased collections on accounts receivable. Total debt, net of deferred financing costs was $7,423.9 at June 30, 2024 as compared to $6,330.1 at December 31, 2023. Our leverage on a continuing operations basis is presented in the following table:

	June 30, 2024	December 31, 2023
Total debt, net of deferred financing costs	$7,423.9	$6,330.1
Cash and cash equivalents	(251.5)	(214.3)
Net debt	7,172.4	6,115.8
Stockholders’ equity	18,139.0	17,444.8
Total net capital	$25,311.4	$23,560.6

Net debt / Total net capital	28.3%	26.0%

Capital expenditures were $15.9 for the six months ended June 30, 2024 as compared to $24.9 for the six months ended June 30, 2023. Capitalized software expenditures were $20.5 for the six months ended June 30, 2024 as compared to $19.3 for the six months ended June 30, 2023. We expect the aggregate of capital expenditures and capitalized software expenditures for 2024 to be comparable to prior years as a percentage of net revenues.

Outlook

Current geopolitical and economic uncertainties, including the current inflationary environment, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine, as well as the conflict in the Middle East), significant terrorist attack, other global conflict, widespread cybersecurity event or information technology failure, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2024.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our 2023 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2024 to the risk factors reported in our 2023 Annual Report on Form 10-K.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	August 1, 2024
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	August 1, 2024
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	August 1, 2024
Brandon Cross	(Principal Accounting Officer)