Form 10-Q
period 2024-09-30
ROPER TECHNOLOGIES INC
filed 2024-11-01
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 25, 2024 was 107,229,151.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues	$1,764.6	$1,563.4	$5,162.1	$4,564.3
Cost of sales	542.9	467.1	1,566.1	1,382.3
Gross profit	1,221.7	1,096.3	3,596.0	3,182.0

Selling, general and administrative expenses	725.1	650.2	2,123.9	1,899.6
Income from operations	496.6	446.1	1,472.1	1,282.4

Interest expense, net	67.7	42.4	188.4	114.6
Equity investments gain, net	(37.4)	(33.9)	(93.6)	(98.7)
Other (income) expense, net	(0.9)	(5.0)	0.9	0.1
Earnings before income taxes	467.2	442.6	1,376.4	1,266.4

Income taxes	99.3	97.0	289.4	275.5
Net earnings from continuing operations	367.9	345.6	1,087.0	990.9

Loss from discontinued operations, net of tax	—	(2.9)	—	(4.1)
Gain on disposition of discontinued operations, net of tax	—	4.5	—	8.4
Net earnings from discontinued operations	—	1.6	—	4.3

Net earnings	$367.9	$347.2	$1,087.0	$995.2

Net earnings per share from continuing operations:
Basic	$3.43	$3.23	$10.15	$9.30
Diluted	$3.40	$3.21	$10.06	$9.23

Net earnings per share from discontinued operations:
Basic	$—	$0.02	$—	$0.04
Diluted	$—	$0.02	$—	$0.04

Net earnings per share:
Basic	$3.43	$3.25	$10.15	$9.34
Diluted	$3.40	$3.23	$10.06	$9.27

Weighted average common shares outstanding:
Basic	107.2	106.7	107.1	106.5
Diluted	108.1	107.6	108.0	107.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net earnings	$367.9	$347.2	$1,087.0	$995.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35.4	(50.1)	15.4	10.2
Total other comprehensive income (loss), net of tax	35.4	(50.1)	15.4	10.2

Comprehensive income	$403.3	$297.1	$1,102.4	$1,005.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2024	December 31, 2023
ASSETS:

Cash and cash equivalents	$269.6	$214.3
Accounts receivable, net	821.2	829.9
Inventories, net	129.0	118.6
Income taxes receivable	43.0	47.7
Unbilled receivables	130.3	106.4
Other current assets	199.2	164.5
Total current assets	1,592.3	1,481.4

Property, plant and equipment, net	132.8	119.6
Goodwill	19,267.2	17,118.8
Other intangible assets, net	9,212.7	8,212.1
Deferred taxes	35.9	32.2
Equity investments	878.6	795.7
Other assets	433.2	407.7
Total assets	$31,552.7	$28,167.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$155.8	$143.0
Accrued compensation	248.5	250.0
Deferred revenue	1,671.0	1,583.8
Other accrued liabilities	468.4	446.5
Income taxes payable	47.0	40.4
Current portion of long-term debt, net	699.0	499.5
Total current liabilities	3,289.7	2,963.2

Long-term debt, net of current portion	7,677.6	5,830.6
Deferred taxes	1,649.9	1,513.1
Other liabilities	420.0	415.8
Total liabilities	13,037.2	10,722.7

Commitments and contingencies (Note 11)

Common stock	1.1	1.1
Additional paid-in capital	2,976.9	2,767.0
Retained earnings	15,661.4	14,816.3
Accumulated other comprehensive loss	(107.4)	(122.8)
Treasury stock	(16.5)	(16.8)
Total stockholders’ equity	18,515.5	17,444.8
Total liabilities and stockholders’ equity	$31,552.7	$28,167.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings from continuing operations	$1,087.0	$990.9
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	27.9	26.3
Amortization of intangible assets	573.8	532.8
Amortization of deferred financing costs	7.0	7.7
Non-cash stock compensation	112.9	99.2
Equity investments gain, net	(93.6)	(98.7)
Income tax provision	289.4	275.5
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	82.8	25.8
Unbilled receivables	(17.1)	(15.3)
Inventories	(8.3)	(11.2)
Accounts payable	(7.2)	12.1
Other accrued liabilities	(1.7)	(72.0)
Deferred revenue	24.5	18.6
Cash taxes paid for gain on disposal of business	—	(16.4)
Cash income taxes paid, excluding tax associated with gain on disposal of business	(383.1)	(335.6)
Other, net	(23.3)	(24.0)
Cash provided by operating activities from continuing operations	1,671.0	1,415.7
Cash used in operating activities from discontinued operations	—	(2.4)
Cash provided by operating activities	1,671.0	1,413.3

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(3,464.1)	(1,970.1)
Capital expenditures	(39.2)	(37.8)
Capitalized software expenditures	(33.4)	(28.7)
Distributions from equity investment	9.5	25.3
Other, net	(1.0)	0.6
Cash used in investing activities from continuing operations	(3,528.2)	(2,010.7)
Cash provided by disposition of discontinued operations	—	2.0
Cash used in investing activities	(3,528.2)	(2,008.7)

Cash flows from (used in) financing activities:
Proceeds from senior notes	2,000.0	—
Payments of senior notes	(500.0)	(700.0)
Borrowings under revolving line of credit, net	565.0	910.0
Debt issuance costs	(24.7)	—
Cash dividends to stockholders	(241.1)	(217.5)
Proceeds from stock-based compensation, net	88.1	99.3
Treasury stock sales	14.5	11.6
Other	(0.1)	(0.1)
Cash provided by financing activities	1,901.7	103.3
(Continued)

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) - Continued
(in millions)

	Nine months ended September 30,
	2024	2023
Effect of exchange rate changes on cash	10.8	(1.2)

Net increase (decrease) in cash and cash equivalents	55.3	(493.3)

Cash and cash equivalents, beginning of period	214.3	792.8

Cash and cash equivalents, end of period	$269.6	$299.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2024	$1.1	$2,923.0	$15,374.3	$(142.8)	$(16.6)	$18,139.0

Net earnings	—	—	367.9	—	—	367.9
Stock option exercises	—	14.3	—	—	—	14.3
Treasury stock sold	—	4.1	—	—	0.1	4.2
Currency translation adjustments	—	—	—	35.4	—	35.4
Stock-based compensation	—	39.2	—	—	—	39.2
Restricted stock activity	—	(3.7)	—	—	—	(3.7)
Dividends declared ($0.75 per share)	—	—	(80.8)	—	—	(80.8)
Balances at September 30, 2024	$1.1	$2,976.9	$15,661.4	$(107.4)	$(16.5)	$18,515.5

Balances at December 31, 2023	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8

Net earnings	—	—	1,087.0	—	—	1,087.0
Stock option exercises	—	104.3	—	—	—	104.3
Treasury stock sold	—	14.2	—	—	0.3	14.5
Currency translation adjustments	—	—	—	15.4	—	15.4
Stock-based compensation	—	113.2	—	—	—	113.2
Restricted stock activity	—	(21.8)	—	—	—	(21.8)
Dividends declared ($2.25 per share)	—	—	(241.9)	—	—	(241.9)
Balances at September 30, 2024	$1.1	$2,976.9	$15,661.4	$(107.4)	$(16.5)	$18,515.5

Balances at June 30, 2023	$1.1	$2,655.3	$14,233.2	$(126.7)	$(17.0)	$16,745.9

Net earnings	—	—	347.2	—	—	347.2
Stock option exercises	—	29.9	—	—	—	29.9
Treasury stock sold	—	3.1	—	—	0.1	3.2
Currency translation adjustments	—	—	—	(50.1)	—	(50.1)
Stock-based compensation	—	36.7	—	—	—	36.7
Restricted stock activity	—	(1.2)	—	—	—	(1.2)
Dividends declared ($0.6825 per share)	—	—	(72.9)	—	—	(72.9)
Balances at September 30, 2023	$1.1	$2,723.8	$14,507.5	$(176.8)	$(16.9)	$17,038.7

Balances at December 31, 2022	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8

Net earnings	—	—	995.2	—	—	995.2
Stock option exercises	—	111.7	—	—	—	111.7
Treasury stock sold	—	11.3	—	—	0.3	11.6
Currency translation adjustments	—	—	—	10.2	—	10.2
Stock-based compensation	—	101.9	—	—	—	101.9
Restricted stock activity	—	(11.3)	—	—	—	(11.3)
Dividends declared ($2.0475 per share)	—	—	(218.4)	—	—	(218.4)
Balances at September 30, 2023	$1.1	$2,723.8	$14,507.5	$(176.8)	$(16.9)	$17,038.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2023 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K (“Annual Report”) filed on February 22, 2024 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The impact of adopting ASU 2023-07 will include the disclosure of incremental expense information by reportable segment as well as the Company’s chief operating decision maker (CODM).

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

Weighted average shares outstanding are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic shares outstanding	107.2	106.7	107.1	106.5
Effect of potential common stock:
Common stock awards	0.9	0.9	0.9	0.8
Diluted shares outstanding	108.1	107.6	108.0	107.3

For the three and nine months ended September 30, 2024, there were 0.408 and 0.412 stock-based awards outstanding that were not included in the determination of diluted earnings per share because doing so would have been antidilutive, as compared to 0.707 and 0.734 stock-based awards outstanding that would have been antidilutive in the respective 2023 periods.

4.    Business Acquisitions

On February 26, 2024, Roper acquired Genesis Ultimate Holding Co., the parent company of Procare Software, LLC (“Procare”), a leading provider of cloud-based software and integrated payment processing for the management of early childhood education centers, for a purchase price of $1,860, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $110 which is expected to be utilized over the next 13 years. The results of Procare are reported in the Application Software reportable segment.

On August 20, 2024, Roper acquired RCP Vega Holdings, LLC, the parent company of Transact Campus Inc. (“Transact”), a leading provider of innovative campus technology and integrated payment solutions, including campus identity software and secure access, tuition and fees management software and payment processing, as well as point-of-sale campus commerce solutions. Roper’s acquisition of Transact was for a purchase price of $1,607, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $100 which is expected to be utilized over the next 14 years. This acquisition is being integrated with our CBORD business and its results are reported in the Application Software reportable segment.

The Company recorded $2,158.5 in goodwill, $80.0 assigned to trade names that are not subject to amortization, and $1,467.0 of other identifiable intangibles in connection with 2024 acquisitions. The amortizable intangible assets include customer relationships of $1,364.0 (19 year weighted average useful life) and technology of $103.0 (5.5 year weighted average useful life).

The results of operations of the acquired businesses are included in Roper’s Condensed Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to each acquisition date have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.    Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units (collectively “restricted stock awards”), stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants.

The following table provides information regarding the Company’s stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock-based compensation	$39.6	$35.7	$112.9	$99.2
Tax benefit recognized in net earnings	$6.7	$6.0	$19.3	$16.7

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the nine months ended September 30, 2024, 0.283 options were granted with a weighted-average fair value of $173.30 per option. During the same nine-month period in 2023, 0.373 options were granted with a weighted-average fair value of $129.69 per option. All options were issued with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option pricing model:

	Nine months ended September 30,
	2024	2023
Risk-free interest rate (%)	4.15	3.74
Expected option life (years)	5.73	5.63
Expected volatility (%)	25.55	26.05
Expected dividend yield (%)	0.51	0.63

Cash received from option exercises for the nine months ended September 30, 2024 and 2023 was $104.0 and $110.6, respectively.

Restricted Stock Awards – During the nine months ended September 30, 2024, the Company granted 0.396 shares of restricted stock awards with a weighted-average grant date fair value of $554.52 per share. During the same nine-month period in 2023, the Company granted 0.273 shares of restricted stock awards with a weighted-average grant date fair value of $437.36 per share. These awards were granted at the fair market value of the share on the date of grant.

During 2024, the Company revised its equity compensation strategy to more closely align long-term management incentives with its strategic objective to deliver and sustain higher levels of organic growth. Accordingly, the total number of restricted stock awards granted during the nine months ended September 30, 2024 increased as compared to the nine months ended September 30, 2023 due primarily to the adoption of a supplemental equity compensation program for the Company’s business unit leadership teams under which 0.136 incremental three-year performance-based restricted stock awards were granted.

In connection with the revised compensation strategy noted above, certain members of the Roper senior leadership team were granted 0.072 performance-based restricted stock awards during the nine months ended September 30, 2024, that include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on relative total shareholder return. Comparably, during the nine months ended September 30, 2023, 0.074 performance-based restricted stock awards were granted to certain members of Roper’s senior leadership team which did not contain a market modifier and do not have the ability to vest beyond 100% of the original shares granted.

Due to the extent of performance required by the vesting conditions noted above, these awards are not expected to materially increase stock-based compensation expense relative to the Company’s financial performance.

During the nine months ended September 30, 2024, 0.122 restricted stock award shares vested with a weighted-average grant date fair value of $433.13 per share and a weighted-average vest date fair value of $555.61 per share.

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

During both the nine months ended September 30, 2024 and 2023, participants in the ESPP purchased 0.029 shares of Roper’s common stock for total consideration of $14.5 and $11.6, respectively. All of these shares were purchased from Roper’s treasury shares.

Roper’s ESPP was amended effective July 1, 2024, under which the six-month minimum employment requirement was removed from the eligibility requirements for employee participation in the ESPP.

6.    Inventories

The components of inventories were as follows:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$65.2	$57.6
Work in process	32.5	28.7
Finished products	42.2	41.8
Inventory reserves	(10.9)	(9.5)
Inventories, net	$129.0	$118.6

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2023	$12,563.4	$3,624.6	$930.8	$17,118.8
Goodwill acquired	2,158.5	—	—	2,158.5
Other	(30.1)	—	—	(30.1)
Currency translation adjustments	11.9	8.4	(0.3)	20.0
Balances at September 30, 2024	$14,703.7	$3,633.0	$930.5	$19,267.2

Other relates to purchase accounting adjustments for acquisitions and is composed primarily of measurement period adjustments of $19.5 and $11.3 to decrease goodwill and deferred tax liabilities in connection with the Procare and Syntellis opening balance sheets, respectively.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$10,061.7	$(3,000.5)	$7,061.2
Unpatented technology	1,047.0	(638.8)	408.2
Software	149.2	(143.4)	5.8
Patents and other protective rights	10.3	(1.4)	8.9
Assets not subject to amortization:
Trade names	728.0	—	728.0
Balances at December 31, 2023	$11,996.2	$(3,784.1)	$8,212.1

Assets subject to amortization:
Customer related intangibles	$11,277.5	$(3,304.4)	$7,973.1
Unpatented technology	853.5	(430.5)	423.0
Patents and other protective rights	9.2	(1.8)	7.4
Assets not subject to amortization:
Trade names	809.2	—	809.2
Balances at September 30, 2024	$12,949.4	$(3,736.7)	$9,212.7

Amortization expense of other intangible assets was $188.7 and $176.7 during the three months ended September 30, 2024 and 2023, respectively, and $552.0 and $517.6 during the nine months ended September 30, 2024 and 2023, respectively.

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

8.    Long-Term Debt

On August 21, 2024, the Company completed a public offering of $500.0 aggregate principal amount of 4.500% senior unsecured notes due October 15, 2029 (the “2029 Notes”), $500.0 aggregate principal amount of 4.750% senior unsecured notes due February 15, 2032 (the “2032 Notes”), and $1,000.0 aggregate principal amount of 4.900% senior unsecured notes due October 15, 2034 (the “2034 Notes” and, collectively with the 2029 Notes and the 2032 Notes, the “Notes”). The net proceeds from the issuance of the Notes were used to repay a portion of the borrowings outstanding under our unsecured credit facility, including borrowings incurred on August 20, 2024 to fund the purchase price of the Transact acquisition, as well as to repay a portion of the senior notes due September 15, 2024.

Each series of Notes bears interest at a fixed rate, as described above. Interest on the 2029 Notes and the 2034 Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2025. Interest on the 2032 Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2025.

Roper may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities. Roper is also entitled to redeem some or all of the Notes at 100% of their principal amount plus accrued and unpaid interest, on or after applicable par call dates in advance of maturity.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment with all of our existing and future unsecured senior indebtedness. The Notes are effectively subordinated in right of payment to any of our future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not, and will not be, guaranteed by any of our subsidiaries and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of our subsidiaries.

On September 15, 2024, $500.0 of 2.350% senior notes due 2024 were repaid at maturity using borrowings under our unsecured credit facility as well as a portion of the net proceeds from the issuance of the Notes.

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

Roper’s debt at September 30, 2024 included $7,500 of fixed-rate senior notes with the following fair values:

Fixed-rate senior notes			Fair value
Principal amount	Interest rate	Year of maturity	As of September 30, 2024
$300	3.850%	2025	$299
$700	1.000%	2025	$678
$700	3.800%	2026	$696
$700	1.400%	2027	$648
$800	4.200%	2028	$800
$500	4.500%	2029	$504
$700	2.950%	2029	$658
$600	2.000%	2030	$528
$1,000	1.750%	2031	$846
$500	4.750%	2032	$502
$1,000	4.900%	2034	$1,008

The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At September 30, 2024 and December 31, 2023, there were $925.0 and $360.0 of borrowings outstanding under our unsecured credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

10.    Equity Investments

Indicor Investment – As of September 30, 2024 and December 31, 2023, the Company held a 46.0% and 47.3% equity interest in Indicor Equity, LLC, respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments gain, net” in our Condensed Consolidated Statements of Earnings.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$731.0	$591.3	$675.9	$535.0
Change in fair value	37.6	20.1	92.7	76.4
Ending balance	$768.6	$611.4	$768.6	$611.4

The Company received dividend distributions from Indicor of $1.1 and $13.2 during the three months ended September 30, 2024 and 2023, respectively, and $9.5 and $25.3 during the nine months ended September 30, 2024 and 2023, respectively, which are reported within “Equity investments gain, net” in our Condensed Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

Certinia Investment – In August 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., a leading provider of professional services automation software, for $125.0. This equity investment is accounted for under the equity method of accounting whereby our proportionate share of earnings or loss associated with the investment is reported as a component of “Equity investments gain, net” in our Condensed Consolidated Statements of Earnings with a corresponding change in the balance of our equity investment. Our proportionate share of loss associated with our investment in Certinia was $1.8 and $9.8 for the three and nine months ended September 30, 2024, respectively. The balance of our equity investment in Certinia, reported as a component of “Equity investments” in our Condensed Consolidated Balance Sheets, was $110.0 and $119.8 as of September 30, 2024 and December 31, 2023, respectively.

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

12.    Business Segments

The following table presents selected financial information by reportable segment:

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change %	2024	2023	Change %
Net revenues:
Application Software	$984.4	$803.4	22.5%	$2,811.4	$2,335.1	20.4%
Network Software	367.1	364.1	0.8%	1,102.1	1,076.7	2.4%
Technology Enabled Products	413.1	395.9	4.3%	1,248.6	1,152.5	8.3%
Total	$1,764.6	$1,563.4	12.9%	$5,162.1	$4,564.3	13.1%

Gross profit:
Application Software	$672.8	$557.7	20.6%	$1,939.6	$1,609.2	20.5%
Network Software	311.8	310.7	0.4%	935.9	914.0	2.4%
Technology Enabled Products	237.1	227.9	4.0%	720.5	658.8	9.4%
Total	$1,221.7	$1,096.3	11.4%	$3,596.0	$3,182.0	13.0%

Operating profit *:
Application Software	$259.8	$206.9	25.6%	$750.5	$601.3	24.8%
Network Software	166.0	164.4	1.0%	492.1	465.0	5.8%
Technology Enabled Products	141.1	137.1	2.9%	424.0	391.7	8.2%
Total	$566.9	$508.4	11.5%	$1,666.6	$1,458.0	14.3%

Long-lived assets:
Application Software	$197.0	$176.0	11.9%
Network Software	23.2	26.7	(13.1)%
Technology Enabled Products	33.6	30.7	9.4%
Total	$253.8	$233.4	8.7%

* Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $70.3 and $62.3 for the three months ended September 30, 2024 and 2023, respectively, and $194.5 and $175.6 for the nine months ended September 30, 2024 and 2023, respectively.

13.    Revenues from Contracts

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

	Three months ended September 30, 2024				Three months ended September 30, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$732.7	$266.5	$6.7	$1,005.9	$630.9	$262.8	$4.3	$898.0
Reoccurring	100.3	66.2	—	166.5	33.4	66.0	—	99.4
Non-recurring	151.4	34.4	—	185.8	139.1	35.3	0.3	174.7
Total Software Revenue	984.4	367.1	6.7	1,358.2	803.4	364.1	4.6	1,172.1

Product Revenue	—	—	406.4	406.4	—	—	391.3	391.3
Total Revenue	$984.4	$367.1	$413.1	$1,764.6	$803.4	$364.1	$395.9	$1,563.4

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,126.5	$797.4	$18.5	$2,942.4	$1,798.7	$777.0	$12.3	$2,588.0
Reoccurring	234.4	201.4	—	435.8	103.1	195.9	—	299.0
Non-recurring	450.5	103.3	—	553.8	433.3	103.8	1.1	538.2
Total Software Revenue	2,811.4	1,102.1	18.5	3,932.0	2,335.1	1,076.7	13.4	3,425.2

Product Revenue	—	—	1,230.1	1,230.1	—	—	1,139.1	1,139.1
Total Revenue	$2,811.4	$1,102.1	$1,248.6	$5,162.1	$2,335.1	$1,076.7	$1,152.5	$4,564.3

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of September 30, 2024, total remaining performance obligations were $4,506.9. We expect to recognize revenues of $3,026.1, or approximately 67% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	September 30, 2024	December 31, 2023	Change
Unbilled receivables	$130.3	$106.4	$23.9
Deferred revenue – current	(1,671.0)	(1,583.8)	(87.2)
Deferred revenue – non-current (1)	(143.5)	(130.7)	(12.8)
Net contract assets/(liabilities)	$(1,684.2)	$(1,608.1)	$(76.1)
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2023 to September 30, 2024 was primarily due to net contract liabilities assumed of approximately $63 associated with the acquisitions completed during 2024, most notably Transact, and the timing of payments and invoicing related to SaaS and post-contract support (“PCS”) renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized from the deferred revenue balance on December 31, 2023 and 2022 was $253.7 and $206.1 for the three months ended September 30, 2024 and 2023, respectively, and $1,411.8 and $1,192.7 for the nine months ended September 30, 2024 and 2023, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, we had $78.0 and $71.7 of total deferred commissions, respectively.

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth, and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing, and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:
•general economic conditions;
•difficulty making acquisitions and successfully integrating acquired businesses;
•any unforeseen liabilities associated with future acquisitions;
•information technology system failures, data security breaches, network disruptions, and cybersecurity events, including any litigation arising therefrom;
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

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for information regarding Roper’s minority equity interest in Indicor.

Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Continuing Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues:
Application Software	$984.4	$803.4	$2,811.4	$2,335.1
Network Software	367.1	364.1	1,102.1	1,076.7
Technology Enabled Products	413.1	395.9	1,248.6	1,152.5
Total	$1,764.6	$1,563.4	$5,162.1	$4,564.3

Gross margin:
Application Software	68.3%	69.4%	69.0%	68.9%
Network Software	84.9%	85.3%	84.9%	84.9%
Technology Enabled Products	57.4%	57.6%	57.7%	57.2%
Total	69.2%	70.1%	69.7%	69.7%

Selling, general and administrative expenses:
Application Software	(42.0)%	(43.7)%	(42.3)%	(43.2)%
Network Software	(39.7)%	(40.2)%	(40.3)%	(41.7)%
Technology Enabled Products	(23.2)%	(22.9)%	(23.7)%	(23.2)%
Total	(37.1)%	(37.6)%	(37.4)%	(37.8)%

Segment operating margin:
Application Software	26.4%	25.8%	26.7%	25.8%
Network Software	45.2%	45.2%	44.7%	43.2%
Technology Enabled Products	34.2%	34.6%	34.0%	34.0%
Total	32.1%	32.5%	32.3%	31.9%

Corporate administrative expenses *	(4.0)%	(4.0)%	(3.8)%	(3.8)%
Income from operations	28.1	28.5	28.5	28.1
Interest expense, net	(3.8)	(2.7)	(3.6)	(2.5)
Equity investments gain, net	2.1	2.2	1.8	2.2
Other income (expense), net	0.1	0.3	—	—
Earnings before income taxes	26.5	28.3	26.7	27.7
Income taxes	(5.6)	(6.2)	(5.6)	(6.0)
Net earnings from continuing operations	20.8%	22.1%	21.1%	21.7%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

Net revenues for the three months ended September 30, 2024 were $1,764.6 as compared to $1,563.4 for the three months ended September 30, 2023, an increase of 12.9%. The components of revenue growth for the three months ended September 30, 2024 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	22.5%	0.8%	4.3%	12.9%
Less Impact of:
Acquisitions	16.9	—	—	8.7
Foreign Exchange	0.1	—	(0.1)	0.1
Organic Revenue Growth	5.5%	0.8%	4.4%	4.1%

In our Application Software segment, net revenues in the third quarter of 2024 were $984.4 as compared to $803.4 in the third quarter of 2023. The growth of 5.5% in organic revenues was broad-based across the segment led by our businesses serving the acute healthcare, legal, and government contracting markets. Gross margin decreased to 68.3% in the third quarter of 2024 as compared to 69.4% in the third quarter of 2023 due primarily to a lower gross margin profile associated with the higher payments revenue mix at Procare and Transact, our 2024 acquisitions, partially offset by operating leverage on higher organic revenues. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues decreased to 42.0% in the third quarter of 2024 as compared to 43.7% in the third quarter of 2023, due primarily to cost synergies resulting from the integration of Syntellis, and a lower SG&A profile associated with the higher payments revenue mix at Transact and Procare. The resulting operating margin was 26.4% in the third quarter of 2024 as compared to 25.8% in the third quarter of 2023.

In our Network Software segment, net revenues in the third quarter of 2024 were $367.1 as compared to $364.1 in the third quarter of 2023. The growth of 0.8% in organic revenues was led by our network software businesses serving the construction and alternate site healthcare markets, partially offset by a decline in our businesses serving the freight match and media and entertainment markets. Gross margin decreased to 84.9% in the third quarter of 2024 as compared to 85.3% in the third quarter of 2023 due primarily to revenue mix. SG&A expenses as a percentage of net revenues decreased to 39.7% in the third quarter of 2024 as compared to 40.2% in the third quarter of 2023 due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. As a result, operating margin was 45.2% in both the third quarter of 2024 and 2023.

In our Technology Enabled Products segment, net revenues in the third quarter of 2024 were $413.1 as compared to $395.9 in the third quarter of 2023. The growth of 4.4% in organic revenues was led by our medical products businesses, excluding our precision measurement business, and growth in our water meter technology business. These increases were partially offset by declines in our access management businesses, primarily attributable to the easing of supply chain issues in the third quarter of 2023, and our precision measurement business due to customer program timing. Gross margin decreased to 57.4% in the third quarter of 2024 as compared to 57.6% in the third quarter of 2023 due primarily to revenue mix and reduced operating leverage associated with our precision measurement business’s reduced third quarter 2024 revenues. SG&A expenses as a percentage of net revenues increased to 23.2% in the third quarter of 2024 as compared to 22.9% in the third quarter of 2023 due primarily to revenue mix. The resulting operating margin was 34.2% in the third quarter of 2024 as compared to 34.6% in the third quarter of 2023.

Corporate expenses increased to $70.3, or 4.0% of net revenues, in the third quarter of 2024 as compared to $62.3, or 4.0% of net revenues, in the third quarter of 2023. The dollar increase was due primarily to higher stock-based compensation expense.

Interest expense, net, increased to $67.7 for the third quarter of 2024 as compared to $42.4 for the third quarter of 2023 due to higher weighted average debt balances and less interest income earned on our cash and cash equivalents.

Equity investments gain, net, was $37.4 in the third quarter of 2024 due primarily to a $37.6 increase in the fair value of our equity investment in Indicor. Equity investments gain, net, was $33.9 in the third quarter of 2023 due primarily to a $20.1 increase in the fair value of our equity investment in Indicor and $13.2 of dividend distributions received from Indicor.

Other income, net, of $0.9 for the third quarter of 2024 was composed primarily of foreign exchange gains at our non-U.S. based subsidiaries. Other income, net, of $5.0 for the third quarter of 2023 was composed primarily of a gain on the sale of non-operating assets and foreign exchange gains at our non-U.S. based subsidiaries.

Income taxes as a percentage of pretax earnings decreased to 21.3% for the third quarter of 2024 as compared to 21.9% for the third quarter of 2023. The 2024 rate was favorably impacted by the recognition of a net tax benefit associated with international legal entity restructuring.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 3.9% to $3,026.1 at September 30, 2024 as compared to $2,913.7 at September 30, 2023 due primarily to organic growth and acquisitions in our Application Software segment, partially offset by a decrease in our Technology Enabled Products segment.

	Backlog as of September 30,
	2024	2023
Application Software	$2,150.3	$1,887.3
Network Software	487.0	467.1
Technology Enabled Products	388.8	559.3
Total	$3,026.1	$2,913.7

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

Net revenues for the nine months ended September 30, 2024 were $5,162.1 as compared to $4,564.3 for the nine months ended September 30, 2023, an increase of 13.1%. The components of revenue growth for the nine months ended September 30, 2024 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	20.4%	2.4%	8.3%	13.1%
Less Impact of:
Acquisitions	15.0	—	—	7.6
Foreign Exchange	0.1	0.1	(0.1)	0.1
Organic Revenue Growth	5.3%	2.3%	8.4%	5.4%

In our Application Software segment, net revenues in the nine months ended September 30, 2024 were $2,811.4 as compared to $2,335.1 in the nine months ended September 30, 2023. The growth of 5.3% in organic revenues was broad-based across the segment led by our businesses serving the acute healthcare, legal, property and casualty insurance, and project-based private sector markets. Gross margin increased slightly to 69.0% in the nine months ended September 30, 2024 as compared to 68.9% in the nine months ended September 30, 2023 due primarily to operating leverage on higher organic revenues, mostly offset by a lower gross margin profile associated with the higher payments revenue mix at our Procare and Transact acquisitions. SG&A expenses as a percentage of net revenues decreased to 42.3% in the nine months ended September 30, 2024 as compared to 43.2% in the nine months ended September 30, 2023, due primarily to a lower SG&A profile associated with the higher payments revenue mix at Procare and Transact, operating leverage on higher organic revenues, and cost synergies resulting from the integration of Syntellis. The resulting operating margin was 26.7% in the nine months ended September 30, 2024 as compared to 25.8% in the nine months ended September 30, 2023.

In our Network Software segment, net revenues in the nine months ended September 30, 2024 were $1,102.1 as compared to $1,076.7 in the nine months ended September 30, 2023. The growth of 2.3% in organic revenues was led by our network software businesses serving the alternate site healthcare, life insurance/annuities, and construction markets, partially offset by a decline in our businesses serving the freight match and media and entertainment markets. Gross margin remained consistent at 84.9% in both the nine months ended September 30, 2024 and 2023. SG&A expenses as a percentage of net revenues decreased to 40.3% in the nine months ended September 30, 2024 as compared to 41.7% in the nine months ended September 30, 2023 due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. As a result, operating margin was 44.7% in the nine months ended September 30, 2024 as compared to 43.2% in the nine months ended September 30, 2023.

In our Technology Enabled Products segment, net revenues in the nine months ended September 30, 2024 were $1,248.6 as compared to $1,152.5 in the nine months ended September 30, 2023. The growth of 8.4% in organic revenues was led by our medical products businesses, excluding our precision measurement business, and growth in our water meter technology business. These increases were partially offset by a decline in our access management businesses. Gross margin increased to 57.7% in the nine months ended September 30, 2024 as compared to 57.2% in the nine months ended September 30, 2023 due primarily to operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues increased to 23.7% in the nine months ended September 30, 2024 as compared to 23.2% in the nine months ended September 30, 2023 due primarily to revenue mix. The resulting operating margin was 34.0% in both the nine months ended September 30, 2024 and 2023.

Corporate expenses increased to $194.5, or 3.8% of net revenues, in the nine months ended September 30, 2024 as compared to $175.6, or 3.8% of net revenues, in the nine months ended September 30, 2023. The dollar increase was due primarily to higher stock-based compensation expense.

Interest expense, net, increased to $188.4 for the nine months ended September 30, 2024 as compared to $114.6 for the nine months ended September 30, 2023 due to higher borrowings on our unsecured credit facility and less interest income earned on our cash and cash equivalents, partially offset by lower weighted average fixed-rate debt balances.

Equity investments gain, net, was $93.6 in the nine months ended September 30, 2024 due primarily to a $92.7 increase in the fair value of our equity investment in Indicor and $9.5 of dividend distributions received from Indicor, partially offset by our proportionate share of net loss associated with our investment in Certinia of $9.8 in accordance with the equity method of accounting. Equity investments gain, net, was $98.7 in the nine months ended September 30, 2023 due primarily to a $76.4 increase in the fair value of our equity investment in Indicor and $25.3 of dividend distributions received from Indicor.

Income taxes as a percentage of pretax earnings decreased to 21.0% for the nine months ended September 30, 2024 as compared to 21.8% for the nine months ended September 30, 2023. The 2024 rate was favorably impacted by the recognition of a net tax benefit associated with international legal entity restructuring.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
Cash provided by (used in) continuing operations from:	2024	2023
Operating activities	$1,671.0	$1,415.7
Investing activities	$(3,528.2)	$(2,010.7)
Financing activities	$1,901.7	$103.3
Cash used in discontinued operations	$—	$(0.4)

Operating activities – Net cash provided by operating activities from continuing operations increased by 18% to $1,671.0 in the nine months ended September 30, 2024 as compared to $1,415.7 in the nine months ended September 30, 2023 primarily due to higher net earnings from continuing operations net of non-cash expenses, increased collections on accounts receivable, and the cash payment of $45.0 in 2023 related to the settlement of a patent litigation matter, partially offset by higher cash taxes paid.

Investing activities – Cash used in investing activities from continuing operations during the nine months ended September 30, 2024 was primarily for the acquisitions of Procare and Transact. Cash used in investing activities from continuing operations during the nine months ended September 30, 2023 was primarily for business acquisitions, most notably Syntellis and Replicon.

Financing activities – Cash provided by financing activities during the nine months ended September 30, 2024 was primarily from the issuance of $2,000.0 of senior notes and net borrowings under our unsecured credit facility, partially offset by $500.0 of senior notes repaid at maturity and dividend payments. Cash provided by financing activities during the nine months ended September 30, 2023 was primarily from net borrowings under our unsecured credit facility and net proceeds from stock-based compensation, partially offset by $700.0 of senior notes repaid at maturity and dividend payments.

Total debt consisted of the following:

As of September 30, 2024
Fixed-rate senior notes	$7,500.0
Unsecured credit facility	925.0
Other	0.3
Less: Deferred financing costs	(48.7)
Total debt, net of deferred financing costs	8,376.6
Less: Current portion	(699.0)
Long-term debt, net of deferred financing costs	$7,677.6

The interest rate on borrowings under the $3,500.0 unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2024, we had $925.0 of borrowings outstanding under our unsecured credit facility and $6.8 of outstanding letters of credit.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 51.3% or $138.3 at September 30, 2024 as compared to 69.2% or $148.3 at December 31, 2023. The decrease in foreign cash was due primarily to repatriation of $223.2, partially offset by the cash generated at our foreign subsidiaries during the nine months ended September 30, 2024. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2024.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,268.0 at September 30, 2024 as compared to negative $1,196.6 at December 31, 2023 primarily driven by the increase in deferred revenue predominantly due to the timing of SaaS renewals associated with Frontline as well as the acquisition of Transact. Total debt, net of deferred financing costs was $8,376.6 at September 30, 2024 as compared to $6,330.1 at December 31, 2023. Our leverage on a continuing operations basis is presented in the following table:

	September 30, 2024	December 31, 2023
Total debt, net of deferred financing costs	$8,376.6	$6,330.1
Less: Cash and cash equivalents	(269.6)	(214.3)
Net debt	8,107.0	6,115.8
Stockholders’ equity	18,515.5	17,444.8
Total net capital	$26,622.5	$23,560.6

Net debt / Total net capital	30.5%	26.0%

Capital expenditures were $39.2 for the nine months ended September 30, 2024 as compared to $37.8 for the nine months ended September 30, 2023. Capitalized software expenditures were $33.4 for the nine months ended September 30, 2024 as compared to $28.7 for the nine months ended September 30, 2023. We expect the aggregate of capital expenditures and capitalized software expenditures for 2024 to be comparable to prior years as a percentage of net revenues.

On September 15, 2024, $500.0 of 2.350% senior notes due 2024 were repaid at maturity using borrowings under our unsecured credit facility as well as a portion of the net proceeds from the issuance of the Notes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2024.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our 2023 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2024 to the risk factors reported in our 2023 Annual Report on Form 10-K.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

4.1	Form of 4.500% Senior Notes due 2029, incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 21, 2024.

4.2	Form of 4.750% Senior Notes due 2032 (included in Exhibit 4.1).

4.3	Form of 4.900% Senior Notes due 2034 (included in Exhibit 4.1).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	November 1, 2024
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	November 1, 2024
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	November 1, 2024
Brandon Cross	(Principal Accounting Officer)