Form 10-K
period 2024-12-31
ROPER TECHNOLOGIES INC
filed 2025-02-24
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------
FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
--------------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
Based on the closing sale price on The Nasdaq Stock Market (“Nasdaq”), on June 30, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $60.2 billion.
Number of shares outstanding of the registrant’s common stock as of February 14, 2025: 107,385,207.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

ROPER TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth, and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing, and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:
•general economic conditions;
•difficulty making acquisitions, including receiving the necessary regulatory approvals (including clearance under the Hart-Scott-Rodino Act in the U.S. and similar antitrust regulations in foreign countries), and successfully integrating acquired businesses;
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
•changes in the supply of, or price for, labor, energy, raw materials, parts, and components, including as a result of inflation or potential supply chain constraints;
•potential write-offs of our goodwill and other intangible assets;
•our ability to successfully develop new products;
•failure to protect our intellectual property;
•unfavorable changes in foreign exchange rates;
•risks related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs;
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

PART I

ITEM 1.     BUSINESS

All currency amounts are in millions unless specified

Our Business

Roper Technologies, Inc. (“Roper,” the “Company,” “we,” “our,” or “us”) is a diversified technology company. Roper has a proven, long-term, successful track record of compounding cash flow and increasing shareholder value. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings, and cash flow by enabling continuous improvement in the operating performance of our businesses and by acquiring businesses that offer high value-added software, services, technology-enabled products, and solutions that we believe are capable of realizing growth while maintaining high margins. We compete in many defensible niche markets and believe we are the market leader or a competitive alternative to the market leader in most of these markets.

In the last three years, we have deployed approximately $9,950 of capital toward acquisitions. In 2024, this included approximately $1,860 for the acquisition of Procare, a leading provider of Software-as-a-Service (“SaaS”) solutions and integrated payment processing for early childhood education centers and approximately $1,600 for the acquisition of Transact Campus, a leading provider of integrated campus technology and payment solutions serving higher education, healthcare, and business campuses, which was combined with our CBORD business. In 2023, this included approximately $1,380 for the acquisition of Syntellis, a leading provider of SaaS solutions for healthcare, financial institution, and higher education providers, which was combined with our Strata business, and 2022 included approximately $3,750 for the acquisition of Frontline, a leading provider of SaaS solutions for school administration. Additionally, we deployed approximately $1,360 toward other bolt-on acquisitions to help build on the strategic position of several of our businesses.

In November 2022, Roper completed the divestiture of a majority equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment (collectively “Indicor”), to Clayton, Dubilier & Rice, LLC (“CD&R”). Following the sale of the majority stake, Roper retained a minority equity interest in Indicor. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding Roper’s minority equity interest in Indicor.

During 2021, Roper entered into definitive agreements to divest its TransCore, Zetec, and CIVCO Radiotherapy businesses (“2021 Divestitures”). Roper completed the 2021 Divestitures by March 2022.

The financial results of Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Part I relates to continuing operations. Refer to Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report for further information regarding discontinued operations.

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

Diversified End Markets and Geographic Reach – We have a global presence, with sales to customers outside of the United States (“U.S.”) totaling $975.9 in 2024. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Our Reportable Segments

Roper’s segment reporting structure is based on business model and delivery of performance obligations. The three reportable segments are as follows:

–Application Software—Aderant, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Procare, Strata, Transact/CBORD, Vertafore

–Network Software—ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products—CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application Software

Our Application Software segment had net revenues of $3,868.3 for the year ended December 31, 2024, representing 55.0% of our total net revenues. Below is a description of the products offered by businesses that comprise the Application Software segment:

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

Frontline – K-12 school administration software, connecting solutions for human capital management, student and special programs, and business operations, with powerful analytics that empower educators.

IntelliTrans – transportation management software and services to bulk and break-bulk commodity producers.

PowerPlan – financial and compliance management software and solutions to large complex companies in asset-intensive industries.

Procare – cloud-based software and integrated payment processing for the management of early childhood education centers.

Strata – cloud-based financial analytics, performance management software, and data solutions used by healthcare providers, higher education, and financial institutions for financial planning, decision support, and continuous cost improvement.

Transact/CBORD – integrated campus technology and payment solutions, including secure access and campus identity software, commerce solutions, tuition management software and payment processing, as well as foodservice technologies, serving higher education, healthcare, K-12, and business campuses.

Vertafore – cloud-based software for the property and casualty insurance industry, including agency and distribution management, compliance, workflow, and data solutions.

Network Software

Our Network Software segment had net revenues of $1,475.6 for the year ended December 31, 2024, representing 21.0% of our total net revenues. Below is a description of the products offered by businesses that comprise the Network Software segment:

ConstructConnect – cloud-based data, collaboration, and estimating automation software solutions focused on the pre-construction phase for a network of construction contractors and building product manufacturers/distributors.

DAT – electronic marketplaces that connect available capacity of trucking units with the available loads of freight throughout North America, and freight analytics solutions.

Foundry – software technologies used to deliver visual effects and 3D content for the entertainment and digital design industries.

iPipeline – cloud-based software solutions for the life insurance/annuities and financial services industries.

iTradeNetwork – electronic marketplaces and supply chain software that connect food suppliers, distributors, and vendors, primarily in the perishable food sector.

Loadlink – electronic marketplaces that connect available capacity of trucking units with the available loads of freight throughout Canada, and freight analytics solutions.

MHA – health care services and software solutions to alternate site health care markets.

SHP – data analytics and benchmarking information for the post-acute healthcare provider marketplace.

SoftWriters – software solutions to pharmacies that primarily serve the long-term care marketplace.

Technology Enabled Products

Our Technology Enabled Products segment had net revenues of $1,695.3 for the year ended December 31, 2024, representing 24.0% of our total net revenues. Below is a description of the products offered by businesses that comprise the Technology Enabled Products segment:

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

rf IDEAS – RFID card and credential readers used in numerous identity access management applications across a variety of vertical markets.

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of December 31, 2024 and 2023, total remaining performance obligations were $4,754.9 and $4,612.6, respectively.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months. Backlog was $3,105.4 at December 31, 2024 and $3,156.6 at December 31, 2023.

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

Privacy and Data Security

We are subject to privacy and data security laws around the world that may impose operational burdens on our businesses. In 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) and United Kingdom (“UK”) and imposed restrictions on how companies use, process, and protect personal information. Additionally, repeated legal challenges to the way regulators implemented GDPR provisions relating to international data transfers have created additional operational burdens and legal risks for companies when transferring personal data back and forth from the EU to many other countries, most notably the U.S. and India. In the U.S., at least 20 states have individually passed comprehensive privacy legislation, which imposes restrictions similar (but not identical) to GDPR on companies conducting business or serving customers in those states. For example, in 2020 the California Consumer Privacy Act (“CCPA”) became effective and required companies to make disclosures to consumers about their data collection, use, and sharing practices; allowed consumers to exercise control over the use and sharing of their personal data; and provided a limited private right of action for data breaches. Changes to the CCPA which became effective in 2023 have added to the processing restrictions and notifications requirements – particularly when companies engage in online advertising. Canada (Quebec) has also significantly updated its privacy laws. The compliance and other burdens on our businesses imposed by these privacy laws and regulations may be substantial as we work to comply with differing legal and implementation requirements across multiple jurisdictions.

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

Export Controls and Trade Policies

We are subject to numerous domestic and foreign regulations relating to our operations worldwide. In particular, our sales activities must comply with restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the U.S. Export Administration Regulations, U.S. International Traffic in Arms Regulations (ITAR), and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC). Our businesses may also be impacted by additional domestic or foreign trade regulations, including trade restrictions, trade agreements, tariffs (including new, expanded, or retaliatory tariffs), and sanctions.

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

Customers

During 2024, no customer accounted for 10% or more of any segment or total Company net revenues.

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

Human Capital Management

Roper is a diversified technology company that utilizes a decentralized operating model across our many businesses which serve a diverse set of end markets. Subject to oversight and guidance from Roper executive management, each business operates as an individual unit with its managers empowered to make day-to-day operating decisions, including decisions with respect to human capital management. As a result, apart from guidance with respect to: (i) compliance with legal and regulatory requirements or corporate policies; and (ii) the implementation of business unit leadership compensation and benefit programs provided by corporate management, managers at individual businesses are the primary decision makers with respect to human capital management and development. Though our individual businesses are primarily responsible for these decisions, because of the importance of human capital to our enterprise, we provide guidance and share best practices on key aspects of selection, development, engagement, and diversity of talent within our workforce.

As of December 31, 2024, we employed approximately 18,200 people worldwide on a consolidated basis, of which approximately 12,100 were employed in the U.S. and approximately 6,100 were employed outside of the U.S. Management believes that the Company’s employee relations are favorable.

Outside of the U.S., we have some employees, particularly in Europe, that are represented by an employee representative organization, such as a union, works council, or employee association.

Roper has identified and implemented other human capital priorities, including providing competitive wages and benefits, and promoting a diverse and inclusive work environment. The Company is committed to increasing diversity and fostering an inclusive work environment that supports our large global workforce and helps us innovate for our customers. We continue to focus on building a pipeline for talent that creates more opportunities for growth within the Company.

Available Information

All reports we file electronically with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.ropertech.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. Our Corporate Governance Guidelines; the charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee; and our Code of Ethics (the “Code of Ethics”) are also available on our website. Any amendment to the Code of Ethics and any waiver applicable to our directors, executive officers, or senior financial officers will be posted on our website within the time period required by the SEC and Nasdaq. The information posted on our website is not incorporated into this Annual Report or any other filing made by Roper with the SEC.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business Operations

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully.

Our future rate of growth is highly dependent on our ability to acquire and successfully integrate new businesses. We intend to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, receive the necessary regulatory approvals (including clearance under the Hart-Scott-Rodino Act in the U.S. and similar antitrust regulations in foreign countries), successfully integrate acquired businesses, or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues, profitability, or cash flows.

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

We rely on information and technology, including third-party cloud computing platforms and other third-party business partners, for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process, and store information and to communicate among our locations around the world and with clients, suppliers, and business partners. A shutdown of, or inability to access, one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications, or other systems could significantly impair our ability to perform such functions on a timely basis. Our compliance, cyber and data privacy programs, cybersecurity technology, and risk management cannot eliminate all system risk. Cybersecurity incidents, ransomware attacks, systems disruptions or interruptions, cyberattacks, configuration or human error, insider threat, and/or other external hazards or threats could result in the misappropriation of assets or information, corruption of data, or disruptions in our business strategy, results of operations, and financial condition. These disruptions may include, but are not limited to, interruptions to business operations, loss of intellectual property, release of confidential information, malicious alteration or corruption of data or systems, costs related to remediation or the payment of ransom, litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, and possible prolonged negative publicity.

We rely on business partners such as third-party data centers and cloud platforms, such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure to host certain enterprise and customer systems. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If any third-party system or cloud platform that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results. While certain of our businesses have experienced temporary disruptions, their impact has been limited and did not have a significant impact on our businesses.

Global cybersecurity threats are rapidly evolving and attacks to networks, platforms, systems, and endpoints can range from uncoordinated individual attempts to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its businesses, its customers, and/or its third-party service providers, including, but not limited to, cloud providers and providers of network management services. These may include such things as unauthorized access, phishing attacks, denial of service, insider threats, data exfiltration and extortion, introduction of malware or ransomware, and other disruptive problems caused by threat actors. While we have experienced and expect to continue to experience these types of cybersecurity threats and incidents, none of them to date have been material to the Company.

We seek to deploy measures to protect, detect, respond, and recover from cybersecurity threats and incidents, including identity and access controls, employee training, data protection, vulnerability management, incident response, secure product development, continuous monitoring of our networks, platforms, endpoints, and systems, and maintenance of ransomware resilient backup and recovery capabilities. Our customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and services, and we may incur additional costs to comply with such demands. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cyberattacks, cybersecurity incidents, or other security compromises, and such attacks, compromises, or cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation with third parties, theft of intellectual property, fines, customer attrition, diminution in the value of our investment in research and development, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Product liability, insurance risks, product recalls, and increased insurance costs could harm our operating results.

Our business exposes us to product liability risks in the design, manufacture, and distribution of our products. Manufacturing or design defects could lead to recalls or safety alerts relating to our products (either voluntary or as required by regulatory authorities), and could result, in certain cases, in the removal of a product from the market which could result in significant costs, lost sales and customers, enforcement actions and/or investigations, as well as negative publicity and damage to our reputation. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in amounts sufficient to adequately protect us against losses. We also maintain other insurance policies, including directors’ and officers’ liability insurance and cybersecurity insurance. We believe we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant increase in our insurance costs or the imposition of a liability that is not covered by insurance or is in excess of insurance coverage, could have an adverse impact on our operating results.

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

Several of our subsidiaries have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in British pounds, Canadian dollars, or euros. Sales by our operating companies whose functional currency is not the U.S. dollar represented 9% and 11% of our total net revenues for the years ended December 31, 2024 and 2023, respectively. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could reduce our reported net revenues and net earnings.

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

As of December 31, 2024, we had $7,623.0 in total consolidated indebtedness. In addition, we had approximately $3,369 of undrawn availability under our unsecured revolving credit facility. Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2024, goodwill totaled $19,312.9 compared to $18,867.6 of total stockholders’ equity, and represented 62% of our total assets of $31,334.7. The goodwill results from our acquisitions, representing the excess purchase price over the fair value of the net identifiable assets acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and other indefinite-lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current or expected levels, if competing or alternative technologies emerge, if discount rates rise, or if business valuations decline, we could incur a non-cash charge to operating income. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations, the effect of which could be material.

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

The availability and prices of raw materials, parts, and components are subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, supply chain delays and disruptions, component shortages, changes in exchange rates, and prevailing price levels. In addition, some of our products are provided by sole source suppliers and our SaaS offerings are increasingly reliant on a limited number of third-party cloud computing platforms. Any change in the supply of, or price for, these parts and components, as well as any increases in commodity prices or the price and availability of, or any decrease in the reliability of, third-party cloud computing platforms could affect our business, financial condition, and results of operations.

Our operating results may be adversely impacted by the performance of Indicor, in which we own a minority interest.

In 2022, we divested a majority equity stake in our industrial businesses to CD&R and retained a minority equity interest in the new parent entity, Indicor. Although we have certain limited consent, board representation, and other governance rights under existing contractual arrangements, we are a minority owner of Indicor and do not control its management, its policies, or the operation of its business, and have no further funding requirements associated with our investment. As a result, our ability to realize the ultimate anticipated benefits of the transaction depends upon the operation and management of Indicor by CD&R and the Indicor management team. In addition, Indicor is an industrial business that is subject to risks that are different than the risks associated with our existing businesses. Many of these risks are outside of CD&R’s or Indicor’s control and could materially impact Indicor’s business, financial condition, and results of operations. Moreover, CD&R may have economic or other business interests that are inconsistent with ours, and we may be unable to prevent strategic decisions that may adversely affect the value of our investment in Indicor. We have applied the fair value option to value our equity investment in Indicor. The assessment of fair value requires significant judgments to be made. Although we believe that our judgments and assumptions are reasonable, changes in estimates or the application of alternative assumptions could produce significantly different results. In the event of a decrease in fair value, we would incur a non-cash charge within non-operating income with a corresponding reduction in the balance of our equity investment. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this equity investment.

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

We are increasingly incorporating artificial intelligence (“AI”) solutions into our platforms, offerings, services, and operations, and we expect that AI will become more important to our company over time. Our competitors or other third parties may incorporate AI into their products or operations more quickly or successfully than us, or develop superior products and services with the aid of AI, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if we use AI that is based on data, algorithms, or other inputs that are flawed, or if the AI assists in producing content, analyses, or recommendations that are or are alleged to be deficient, inaccurate, violative of third-party intellectual property, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial we may experience brand, reputational, or competitive harm, or legal liability.

We may be affected by laws and regulations that govern the use of AI. For example, the EU AI Act places new requirements on providers of AI technologies that will need to be addressed in alignment with various deadlines in the coming years. These and other laws or regulations may cause us to modify our data handling and compliance practices, which could be costly or disruptive to our operations, and may also impact our ability to use certain data to support our products or our product development efforts or hinder our customers’ ability to adopt or continue to use our products.

Risks Related to Government Regulations

Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.

There has been, and likely will continue to be, increased regulation with respect to the collection, use, and handling of an individual’s personal and financial information. Regulatory authorities around the world have passed or are considering legislative and regulatory proposals concerning data protection, privacy, and data security. In the U.S., at least 20 states have individually passed comprehensive privacy legislation in directly regulating the collection, use, and sharing of personal information. In addition, there has been an increased focus on industry-specific privacy laws, including in the financial, healthcare, and educational sectors. These statutes and regulations create civil penalties for violations, and in the case of California and some sector-specific laws, create a limited private right of action for data breaches that increase the risk of data breach litigation. Absent a preemptive Federal privacy law, as more states pass privacy legislation, there is a strong possibility that we will be required to comply with a patchwork of inconsistent privacy regulations.

Globally, personal information collected within the European Union and United Kingdom remains subject to the GDPR, which is a UK and European Union-wide legal framework that governs data collection, use, and sharing of an individual’s personal data and creates a range of consumer privacy rights. GDPR provides significant penalties for non-compliance (up to 4% of global annual revenue) and EU data protection authorities have already issued significant fines. Canada (Quebec) has also significantly updated its privacy laws.

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

Expectations relating to sustainability considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers, and other stakeholders are focused on environmental, social, governance, and other sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, human capital, and diversity. The Company makes statements about sustainability goals and initiatives through information provided on its website, press statements, and other communications, including through its annual sustainability report. Responding to these sustainability considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Information About Forward-Looking Statements,” requires investments, and is impacted by factors that may be outside of the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where focus on sustainability topics should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state, or international sustainability laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition, and stock price.

Risks Related to Economic and Political Conditions

Economic, political, and other risks associated with our international operations could adversely affect our business.

For the year ended December 31, 2024, 14% of our net revenues were generated from customers outside of the U.S. and 7% of our long-lived assets, excluding goodwill and other intangibles, were attributable to operations outside of the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside of the U.S. including, without limitation, the following:

•adverse changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•oil price volatility;
•trade protection measures, tariffs, and import or export requirements, including uncertainty about what actions may be taken by governments with respect to tariffs or trade relations, what products may be subject to such actions, and what actions may be taken by foreign countries in retaliation to proposed or imposed U.S. tariffs;
•subsidies or increased access to capital for firms that are currently, or may emerge as, competitors in countries in which we have operations;
•partial or total expropriation;
•potentially negative consequences from changes in tax laws;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•differing protection of intellectual property; and
•differing and unexpected changes in regulatory requirements, including any measures implemented to address data privacy, cybersecurity, and impacts of climate change.

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

Political and geopolitical conditions can adversely affect our business.

Political and geopolitical conditions in the markets in which our products and services are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, geopolitical events and tensions, and wars and other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East) in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or materials (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico, and other countries and any retaliatory actions taken by such countries). Changes in political administrations in the U.S. and elsewhere may lead to variability in, or reallocation of, government spending priorities, or a reduction in government spend, which could have an adverse impact on our businesses that serve governmental entities or governmental contractors. In addition, certain geopolitical events have resulted in and could continue to result in, among other things, cyberattacks, supply disruptions, lower consumer demand, increase in global economic uncertainty, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Roper’s Cybersecurity Program

Roper maintains a global Cybersecurity Program supervised by the Vice President of Cybersecurity that outlines required cybersecurity controls for all Roper businesses. Given the decentralized nature of Roper’s operating model, day-to-day management and implementation of the Cybersecurity Program and deployment of the program’s cybersecurity controls are managed locally by each of Roper’s 28 business units, including localized information security management. In addition, because Roper’s businesses generally operate independently and maintain separate infrastructure and systems, we believe the risk of an enterprise-wide cybersecurity incident is somewhat reduced. While cybersecurity technologies and implementation may differ based on the needs and risk profile of each individual business, Roper has also implemented cybersecurity tools and managed services to centrally monitor certain aspects of the Cybersecurity Program.

Roper deploys cybersecurity practices and tools across all of its businesses designed to protect data, maintain resilient operations, and limit the impact of cybercrime. We deploy a Managed Detection and Response solution across all of our business units and our Corporate infrastructure designed to address the detection, response, and remediation effectiveness for cybersecurity threats. This solution is intended to provide real-time visibility of the endpoint footprint across the enterprise, including patch management and vulnerabilities, device encryption, and cybersecurity threats and detections. Additionally, this solution is designed to provide real-time monitoring of identity-based attacks, as well as monitoring of the deep, dark and social webs for cybersecurity threats targeting Roper’s businesses.

The Cybersecurity Program includes controls designed to oversee and identify risks from cybersecurity threats associated with third parties as they are leveraged by Roper’s businesses in their respective software code development processes or for other purposes that require third-party access to critical infrastructure. The controls include, as appropriate, regularly assessing management of access controls and the cybersecurity risks posed by third parties.

Roper performs cybersecurity risk assessments to assess compliance with mandated cybersecurity controls and to assess the likelihood and impact of specific cyberattacks. Cybersecurity risk assessments are periodically performed to assess internal compliance with cybersecurity strategy and the implementation of cybersecurity controls, which would include the validation of cybersecurity control implementation through testing. Areas identified for enhancement and improvement are monitored and tracked to remediation by the Roper cybersecurity team, including the Vice President of Cybersecurity. Cybersecurity risk is also addressed in, and monitored by, the Company’s enterprise risk management program.

We maintain a centralized incident response process with a third-party forensic partner on retainer. In addition, we have cybersecurity insurance policies in place. Roper maintains a Cybersecurity Incident Response Plan (“CSIRP”), which requires each Roper business to designate a Cybersecurity Incident Response Team that is responsible for receiving, reviewing, and responding to cybersecurity incident reports and activities. Cybersecurity incidents are required to be promptly reported to the Roper cybersecurity team, who then monitors such incidents through their resolution. We work on security awareness with our employees throughout the year with annual cybersecurity training and monthly simulated phishing campaigns to better identify and report unusual behavior and to mitigate the likelihood and impact of possible cybersecurity incidents.

Cybersecurity Governance

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

Our Board of Directors (the “Board”) has not delegated responsibility for cybersecurity matters to a committee. Rather, the Board believes that due to the importance and continually evolving nature of risks from cybersecurity threats, all members of the Board should participate in the oversight of these topics. As a result, management briefs the Board on cybersecurity matters during regularly scheduled Board meetings. Roper’s Vice President of Audit Services also periodically briefs the Audit Committee on cybersecurity matters and related risks, as needed. The Vice President of Audit Services also reports to the Audit Committee on matters, including cybersecurity matters, that are addressed and monitored pursuant to the Company’s enterprise risk management program.

Roper has also established a Cyber Disclosure Committee chaired by the Vice President of Cybersecurity to track and evaluate potentially material cybersecurity incidents and to assess their potential impact on the organization. This process builds upon the CSIRP and provides a framework for Roper management to monitor potentially material cybersecurity incidents. The Cyber Disclosure Committee reports its activities and findings, as appropriate, to the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and General Counsel, and, if appropriate, to the Board of Directors.

Although we have experienced cybersecurity incidents, these incidents have not materially affected Roper, including its business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors, We rely on information and technology, including third-party cloud computing platforms and other third-party business partners, for many of our business operations which could fail and cause disruption to our business operations.” above for more information. While we work to maintain our Cybersecurity Program, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all risks from cybersecurity threats or potential risks to such systems, networks, and data or those of our third-party providers.

ITEM 2.     PROPERTIES

Our corporate offices, consisting of 42,000 square feet of leased space, are located at 6496 University Parkway, Sarasota, Florida. As of December 31, 2024, we leased facilities throughout the United States and in various locations internationally including North America, Europe, and Asia-Pacific. Additionally, we owned two properties in the United States as of December 31, 2024. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

ITEM 3.     LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 24, 2025 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the 2025 Annual Meeting of Shareholders.

L. Neil Hunn, 52, has served as President and Chief Executive Officer since August 2018. He previously served as Executive Vice President and Chief Operating Officer from 2017 to 2018. Mr. Hunn also served as Group Vice President of Roper’s medical segment from 2011 to 2018 and helped drive significant growth in the Company’s medical technology and application software businesses. In addition to his operating responsibilities at Roper, Mr. Hunn led the execution of the majority of the Company’s capital deployment since joining Roper. Prior to joining Roper, Mr. Hunn served 10 years as Executive Vice President and Chief Financial Officer at MedAssets, Inc., an Atlanta-based SaaS company, and as President of its revenue cycle technology businesses. He successfully led MedAssets’ initial public offering and the execution of several M&A transactions. Mr. Hunn also held roles at CMGI, an incubator of Internet businesses, and Parthenon Group, a strategy consulting firm. Mr. Hunn has been a director of Deere & Company, a global leader in the delivery of agricultural, construction, and forestry equipment, since 2023.

Jason P. Conley, 49, has served as Executive Vice President and Chief Financial Officer since February 2023. Prior thereto, he served as Vice President and Chief Accounting Officer from 2021 to February 2023 and as Vice President and Controller from 2017 to 2021. He previously served as the Chief Financial Officer at Managed Health Care Associates, a Roper subsidiary, from 2013 to 2017. He also led the financial planning and investor relations activities for Roper from 2006 to 2013. Before joining Roper, Mr. Conley served in various finance and accounting leadership roles at Honeywell International and Deloitte.

John K. Stipancich, 56, has served as Executive Vice President, General Counsel and Corporate Secretary since 2018 and as Vice President, General Counsel and Corporate Secretary from 2016 to 2018. Prior to joining Roper, Mr. Stipancich was with Newell Brands Inc., a consumer products company, from 2004 to May of 2016. At Newell Brands he served as Executive Vice President and Chief Financial Officer from 2015 to 2016. Prior thereto, he served in a number of leadership roles at Newell Brands including General Counsel and Corporate Secretary, and Executive Leader of its operations in Europe, the Middle East, and Africa. Prior to his twelve years at Newell Brands, Mr. Stipancich served as Executive Vice President, General Counsel and Corporate Secretary for Evenflo Company and Assistant General Counsel for Borden, both KKR portfolio companies at the time. He started his legal career in the Cleveland office of the international law firm Squire Patton Boggs. Mr. Stipancich has been a director of Mativ Holdings, Inc., a global leader in specialty materials, since June 2024.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on Nasdaq under the symbol “ROP.” Based on information available to us and our transfer agent, there were approximately 611 record holders of our common stock as of February 14, 2025.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2024, our Board of Directors increased the quarterly dividend paid January 17, 2025 to $0.825 per share from $0.75 per share, an increase of 10%. This is the thirty-second consecutive year in which the Company has increased its dividend. The timing, declaration, and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, cash flows, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Performance Graph – This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2024, the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the Standard & Poor’s 500 Information Technology Index (the “S&P 500 IT”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2019, 2020, 2021, 2022, 2023, and 2024. The graph assumes that $100.00 was invested on December 31, 2019 in our common stock, the S&P 500, and the S&P 500 IT and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Roper Technologies, Inc.	$100.00	$122.39	$140.35	$124.02	$157.40	$150.92
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 IT	100.00	143.89	193.58	139.00	219.40	299.72

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
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

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All currency amounts are in millions unless specified

This item generally discusses our 2024 results compared to our 2023 results. Discussions of our 2023 results compared to our 2022 results can be found within Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Roper Technologies, Inc. (“Roper,” the “Company,” “we,” “our,” or “us”) is a diversified technology company. Roper has a proven, long-term, successful track record of compounding cash flow and increasing shareholder value. We operate market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

We pursue consistent and sustainable growth in revenue, earnings, and cash flow by enabling continuous improvement in the operating performance of our existing businesses and by acquiring businesses that offer high value-added software, services, technology-enabled products, and solutions that we believe are capable of realizing growth while maintaining high margins.

In November 2022, Roper completed the divestiture of a majority equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment (collectively “Indicor”), to Clayton, Dubilier & Rice, LLC. Following the sale of the majority equity stake, Roper retained a minority equity interest in Indicor. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding Roper’s minority equity interest in Indicor.

During 2021, Roper entered into definitive agreements to divest its TransCore, Zetec, and CIVCO Radiotherapy businesses (“2021 Divestitures”). Roper completed the 2021 Divestitures by March 2022.

The financial results of Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Refer to Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report for further information regarding discontinued operations.

Segment Reporting

Roper’s segment reporting structure is based on business model and delivery of performance obligations. The three reportable segments are as follows:

–Application Software—Aderant, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Procare, Strata, Transact/CBORD, Vertafore

–Network Software—ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products—CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). A discussion of our significant accounting policies can also be found in the Notes to Consolidated Financial Statements for the year ended December 31, 2024 included in this Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenue. Other than the changes during 2023 as further described in Note 10 of our Notes to Consolidated Financial Statements with respect to the methodology used to value our equity investment in Indicor, we have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our Consolidated Financial Statements.

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

Our most significant accounting uncertainties are encountered in the areas of income taxes, valuation of other intangible assets, goodwill and other indefinite-lived intangibles impairment analyses, and valuation of our equity investment in Indicor. Estimates are considered to be significant if they meet both of the following criteria: (1) the estimate requires assumptions about matters that are uncertain at the time the estimate is made, and (2) changes in the estimate are reasonably likely to have a material financial impact from period-to-period.

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

Our 2024 effective income tax rate was 21.2% and our 2023 effective income tax rate was 21.5%. We expect the effective tax rate for 2025 to be approximately 21% to 22%.

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

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying value. We also consider the specific future outlook for the reporting unit.

We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The quantitative assessment utilizes the equal weighting of both an income approach (discounted cash flow) and a market approach (consisting of a comparable public company earnings multiples methodology) to estimate the fair value of a reporting unit. To determine the reasonableness of the estimated fair values, we review the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations. If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the estimated fair value, a non-cash impairment loss is recognized in the amount of that excess.

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

As of the annual impairment test, Roper has 23 reporting units with individual goodwill amounts ranging from $17.5 to $3,363.7. In 2024, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair values of these reporting units were less than their carrying amounts. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative assessment for these reporting units as of October 1, 2024.

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

The assessment of fair value for impairment purposes requires significant judgments to be made by management. Although our forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment applied in determining the expected results attributable to the businesses and/or reporting units. Changes in estimates or the application of alternative assumptions could produce significantly different results.

The most significant identifiable intangible assets with definite useful economic lives recognized from our acquisitions are customer relationships. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates. When testing customer relationship intangible assets for potential impairment, management considers historical customer attrition rates and projected revenues and profitability related to customers that existed at acquisition. In evaluating the amortizable life for customer relationship intangible assets, management considers historical customer attrition patterns.

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

As of December 31, 2024 and 2023, Roper held a 45.5% and 47.3% minority equity interest in Indicor Equity, LLC, respectively. This equity interest provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. This investment is classified within Level 3 of the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest. Any changes to the valuation estimates or assumptions, as described further in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report, could produce significantly different results. The fair value of our equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings.

Results of Continuing Operations
All currency amounts are in millions unless specified, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the years indicated:

	Year ended December 31,
	2024	2023	2022
Net revenues:
Application Software (1)	$3,868.3	$3,186.9	$2,639.5
Network Software (2)	1,475.6	1,439.4	1,378.5
Technology Enabled Products	1,695.3	1,551.5	1,353.8
Total consolidated	$7,039.2	$6,177.8	$5,371.8

Gross margin:
Application Software	68.4%	68.9%	68.8%
Network Software	85.0%	85.1%	84.6%
Technology Enabled Products	57.6%	57.1%	56.9%
Total consolidated	69.3%	69.7%	69.9%

Selling, general and administrative expenses:
Application Software	(42.0)%	(43.1)%	(41.8)%
Network Software	(39.9)%	(41.2)%	(43.2)%
Technology Enabled Products	(23.7)%	(23.7)%	(23.8)%
Total consolidated	(37.1)%	(37.8)%	(37.6)%

Segment operating margin:
Application Software	26.5%	25.8%	27.1%
Network Software	45.2%	43.9%	41.4%
Technology Enabled Products	33.9%	33.4%	33.2%
Total consolidated	32.2%	31.9%	32.3%

Corporate administrative expenses (3)	(3.8)%	(3.7)%	(3.9)%
Income from operations	28.4	28.2	28.4
Interest expense, net	(3.7)	(2.7)	(3.6)
Equity investments gain, net	3.3	2.7	—
Other expense, net	(0.1)	—	(0.9)
Earnings before income taxes	27.9	28.2	23.9
Income taxes	(5.9)	(6.1)	(5.5)
Net earnings from continuing operations	22.0%	22.2%	18.3%

(1)Includes results from the acquisitions of Horizon Lab Systems, LLC from January 3, 2022, Common Cents Systems, Inc. from April 6, 2022, MGA Systems Holdings, Inc. from June 27, 2022, Common Sense Solutions, Inc. from July 12, 2022, viDesktop Inc. from August 19, 2022, TIP Technologies, Inc. from September 23, 2022, Frontline from October 4, 2022, Promium, L.L.C. from May 2, 2023, Syntellis from August 7, 2023, Replicon Inc. from August 21, 2023, ProPricer from December 26, 2023, Procare from February 26, 2024, Transact from August 20, 2024, and Surefyre, Inc. from November 4, 2024.
(2)Includes results from the acquisition of Trucker Tools, LLC from December 17, 2024.
(3)Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net revenues for the year ended December 31, 2024 were $7,039.2 as compared to $6,177.8 for the year ended December 31, 2023, an increase of 13.9%. The components of revenue growth for the year ended December 31, 2024 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	21.4%	2.5%	9.3%	13.9%
Less Impact of:
Acquisitions	15.7	—	—	8.1
Foreign Exchange	0.1	—	—	—
Organic Revenue Growth	5.6%	2.5%	9.3%	5.8%

In our Application Software segment, net revenues for the year ended December 31, 2024 were $3,868.3 as compared to $3,186.9 for the year ended December 31, 2023. The growth of 5.6% in organic revenues was broad-based across the segment led by our businesses serving the project-based business/government contracting, acute healthcare, property and casualty insurance, and legal markets. Gross margin decreased to 68.4% for the year ended December 31, 2024 as compared to 68.9% for the year ended December 31, 2023, due primarily to a lower gross margin profile associated with the higher payments revenue mix at Procare and Transact, our 2024 acquisitions, whose results reduced gross margin by 180 basis points. This decrease was partially offset by improved leverage on higher organic revenues. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues decreased to 42.0% in the year ended December 31, 2024 as compared to 43.1% in the year ended December 31, 2023, due primarily to lower SG&A profiles at Procare and Transact, which collectively reduced SG&A as a percentage of net revenues by 70 basis points, operating leverage on higher organic revenues, and cost synergies resulting from the integration of Syntellis. The resulting operating margin was 26.5% in the year ended December 31, 2024 as compared to 25.8% in the year ended December 31, 2023.

In our Network Software segment, net revenues were $1,475.6 for the year ended December 31, 2024 as compared to $1,439.4 for the year ended December 31, 2023. The growth of 2.5% in organic revenues was led by our network software businesses serving the alternate site healthcare, life insurance/annuities, and construction markets, partially offset by a decline in our businesses serving the media and entertainment and freight match markets primarily related to end market conditions. Gross margin remained relatively consistent at 85.0% for the year ended December 31, 2024 as compared to 85.1% for the year ended December 31, 2023. SG&A expenses as a percentage of net revenues decreased to 39.9% in the year ended December 31, 2024, as compared to 41.2% in the year ended December 31, 2023, due primarily to expense reductions resulting from cost structure rationalization at our businesses serving the freight match market and operating leverage on higher organic revenues. The resulting operating margin was 45.2% in the year ended December 31, 2024 as compared to 43.9% in the year ended December 31, 2023.

In our Technology Enabled Products segment, net revenues were $1,695.3 for the year ended December 31, 2024 as compared to $1,551.5 for the year ended December 31, 2023. The growth of 9.3% in organic revenues was led by our medical products businesses, excluding our precision measurement business, and growth in our water meter technology business. These increases were partially offset primarily by a decline in our access management businesses. Gross margin increased to 57.6% for the year ended December 31, 2024 as compared to 57.1% for the year ended December 31, 2023, due primarily to improved leverage on higher organic revenues and revenue mix. SG&A expenses as a percentage of net revenues remained consistent at 23.7% in both the years ending December 31, 2024 and 2023. The resulting operating margin was 33.9% in the year ended December 31, 2024 as compared to 33.4% in the year ended December 31, 2023.

Corporate expenses increased by $40.7 to $267.4, or 3.8% of net revenues, in 2024 as compared to $226.7, or 3.7% of net revenues, in 2023. The dollar increase was due primarily to higher stock-based compensation expense as well as expense associated with settled litigation.

Interest expense, net, increased by $94.5, or a 57.4% increase, to $259.2 for the year ended December 31, 2024 as compared to $164.7 for the year ended December 31, 2023. The increase was due primarily to higher weighted average debt balances and less interest income earned on our cash and cash equivalents.

Equity investments gain, net, was $234.6 for the year ended December 31, 2024 due primarily to a $135.6 gain on the sale of our equity investment in Certinia, a $96.4 increase in the fair value of our equity investment in Indicor, and $10.8 of dividend distributions received from Indicor, partially offset by our proportionate share of net loss associated with the investment in Certinia of $9.8 in accordance with the equity method of accounting. Equity investments gain, net, was $165.4 for the year ended December 31, 2023 due primarily to a $140.9 increase in the fair value of our equity investment in Indicor and $32.5 of dividend distributions received from Indicor, partially offset by our proportionate share of net loss associated with the investment in Certinia of $5.2.

Other expense, net, of $5.0 for the year ended December 31, 2024 was composed primarily of foreign exchange losses at our non-U.S. based subsidiaries. Other expense, net, of $2.8 for the year ended December 31, 2023 was composed primarily of foreign exchanges losses at our non-U.S. based subsidiaries, partially offset by a gain on the sale of non-operating assets.

Our 2024 effective income tax rate of 21.2% decreased as compared to our 2023 tax rate of 21.5%, due primarily to the release of valuation allowances, partially offset by a reduction in stock-based compensation tax benefits.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed within Note 1 of the Notes to Consolidated Financial Statements. Backlog decreased 1.6% to $3,105.4 at December 31, 2024 as compared to $3,156.6 at December 31, 2023 due primarily to a decrease in our Technology Enabled Products segment associated with the normalization of supply chain ordering patterns, partially offset by acquisitions and organic growth in our Application Software segment.

	Backlog as of December 31,
	2024	2023	Change
Application Software	$2,274.6	$2,136.1	6.5%
Network Software	515.8	493.6	4.5%
Technology Enabled Products	315.0	526.9	(40.2)%
Total	$3,105.4	$3,156.6	(1.6)%

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions unless specified

Selected cash flows for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Cash provided by (used in) continuing operations from:
Operating activities	$2,393.2	$2,037.4
Investing activities	$(3,468.5)	$(2,128.3)
Financing activities	$1,069.5	$(499.5)

Operating activities – Net cash provided by operating activities from continuing operations increased by 17% to $2,393.2 in 2024 as compared to $2,037.4 in 2023 due primarily to higher net earnings from continuing operations net of non-cash expenses, increased collections on accounts receivable, the absence of the cash payment from the prior year of $45.0 related to the settlement of a patent litigation matter, and timing associated with interest payments on our senior notes issued in 2024, partially offset by higher cash taxes paid.

Investing activities – Cash used in investing activities from continuing operations during 2024 was primarily for business acquisitions, most notably Procare and Transact, partially offset by proceeds from the sale of our equity investment in Certinia. Cash used in investing activities from continuing operations during 2023 was primarily for business acquisitions, most notably Syntellis and Replicon.

Financing activities – Cash provided by financing activities from continuing operations during 2024 was primarily from the issuance of $2,000.0 of senior notes and net proceeds from stock-based compensation, partially offset by $500.0 of senior notes repaid at maturity, dividend payments, and $235.0 of net repayments on our unsecured revolving credit facility. Cash used in financing activities from continuing operations during 2023 was primarily for $700.0 of senior notes repaid at maturity as well as dividend payments, partially offset by net borrowings of $360.0 under our unsecured revolving credit facility and net proceeds from stock-based compensation.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,434.6 at December 31, 2024 as compared to negative $1,196.6 at December 31, 2023, due primarily to increased deferred revenue as well as increases in accrued liabilities driven by accrued compensation and interest, partially offset by an increase in accounts receivable. Consistent negative net working capital demonstrates Roper’s continued focus on asset-light business models.

Total debt excluding unamortized debt issuance costs was $7,669.2 at December 31, 2024 (28.9% of total capital) as compared to $6,360.2 at December 31, 2023 (26.7% of total capital). Our total debt increased at December 31, 2024 as compared to December 31, 2023 due primarily to the issuance of $2,000.0 of senior notes, partially offset by $500.0 of senior notes repaid at maturity and $235.0 of net repayments on our unsecured revolving credit facility. The net proceeds from the issuance of senior notes were used to repay a portion of the borrowings outstanding under our unsecured credit facility, including borrowings incurred to fund the purchase price of the Transact acquisition, as well as to repay a portion of the senior notes due September 15, 2024. The remaining portion of senior notes due September 15, 2024 were repaid using borrowings under our unsecured credit facility.

On July 21, 2022, we entered into a five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Mizuho Bank, Ltd., MUFG Bank, Ltd., PNC Bank, National Association, TD Bank, N.A., Truist Bank, and U.S. Bank, National Association, as documentation agents, which replaced the previous $3,000.0 unsecured credit facility, dated as of September 2, 2020, as amended. The Credit Agreement comprises a five-year $3,500.0 revolving credit facility, which includes availability of up to $150.0 for letters of credit. We may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $500.0.

The Credit Agreement requires Roper to maintain a Total Debt to Total Capital Ratio (as defined in the Credit Agreement) of 0.65 to 1.00, or less. Borrowings under the Credit Agreement are prepayable at Roper’s option at any time in whole or in part without premium or penalty.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the years ended December 31, 2024 and 2023.

At December 31, 2024, we had $7,500.0 of senior unsecured notes, $125.0 of borrowings outstanding under our unsecured revolving credit facility and $6.8 of outstanding letters of credit at December 31, 2024, of which, $6.0 was covered by our lending group thereby reducing our revolving credit capacity commensurately. At December 31, 2024, we also had $44.2 of other debt in the form of short-term borrowings and finance leases.

We may redeem some or all of each outstanding series of senior notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities.

See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.

Cash and cash equivalents held at our foreign subsidiaries totaled $130.8 at December 31, 2024 as compared to $148.3 at December 31, 2023, a decrease of 11.8%. The decrease was primarily due to cash repatriation of $270.9, partially offset by cash generated at our foreign subsidiaries. We intend to repatriate substantially all historical and future earnings.

Capital expenditures were $66.0 and $68.0 during 2024 and 2023, respectively. Capitalized software expenditures were $45.0 and $40.0 during 2024 and 2023, respectively. Capital expenditures and capitalized software expenditures were relatively consistent as a percentage of annual net revenues in 2024 as compared to 2023. In the future, we expect the aggregate of capital expenditures and capitalized software expenditures as a percentage of annual net revenues to be between 1.0% and 1.5%.

Material Contractual Cash Obligations
All currency amounts are in millions

The following table quantifies our material contractual cash obligations at December 31, 2024:

Material contractual cash obligations [1]		Payments due in fiscal year
	Total	2025	2026	2027	2028	2029	Thereafter
Total debt	$7,669.2	$1,044.1	$700.1	$825.0	$800.0	$1,200.0	$3,100.0
Senior note interest	1,315.6	244.3	215.4	188.8	179.0	145.4	342.7
Operating leases	221.9	51.7	43.6	36.5	28.7	20.3	41.1
Purchase obligations [2]	1,252.2	582.2	215.4	159.1	148.9	137.7	8.9
Total	$10,458.9	$1,922.3	$1,174.5	$1,209.4	$1,156.6	$1,503.4	$3,492.7
1 We have excluded the liability for uncertain tax positions and certain other tax liabilities as we are not able to reasonably estimate the timing of the payments. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report.
2 Represents minimum fixed price purchase commitments that are legally binding across Roper.

We believe that internally generated cash flows and the remaining availability under our unsecured credit facility will be adequate to finance our normal operating requirements. Although we maintain an active acquisition program, any future acquisitions will be dependent on numerous factors and it is not feasible to reasonably estimate if or when any such acquisitions will occur and what the impact will be on our business, financial condition, and results of operations. Such acquisitions may be financed by the use of existing credit lines, future cash flows from operations, future divestitures, the proceeds from the issuance of new debt or equity securities, or any combination of these methods, the terms and availability of which will be subject to market and economic conditions generally.

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2025 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies, the impact of geopolitical and economic uncertainties, and the financial markets generally. None of these factors can be predicted with certainty.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report for information regarding the effect of new accounting pronouncements on our Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks on our outstanding revolving credit facility borrowings, and to foreign currency exchange risks on our transactions and balances denominated in currencies other than the U.S. dollar. We are also exposed to equity price risk as it relates to the change in fair value of our equity investment in Indicor, and to equity market risks pertaining to the traded price of our common stock.

At December 31, 2024, we had $7,500.0 of fixed-rate borrowings with interest rates ranging from 1.00% to 4.90%. At December 31, 2024, the prevailing market rates for each of our long-term notes was at least 0.4% but no more than 3.7% higher than the fixed rates on our debt instruments. Our unsecured credit facility contains a $3,500.0 variable-rate revolver with $125.0 of outstanding borrowings at December 31, 2024.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in British pounds, Canadian dollars, or euros. Net revenues recognized by our companies whose functional currency is not the U.S. dollar were approximately 9% of our total net revenues in 2024 and approximately 88% of these net revenues were recognized by our companies with a functional currency that is either the British pound, Canadian dollar, or euro. If these currency exchange rates had been 10% different throughout 2024 compared to currency exchange rates actually experienced, the impact on our net earnings would have been less than 1%.

We are exposed to equity price risk as it relates to the change in fair value of our equity investment in Indicor. This equity investment is accounted for under the fair value option with its fair value estimated on a quarterly basis and its change in fair value reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings. A hypothetical 10% decrease in the fair value of our equity investment in Indicor based on the balance at December 31, 2024 would result in a non-cash charge within non-operating income of approximately $77.2. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this equity investment.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Roper Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Roper Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded four entities from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. We have also excluded these four entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of less than 1% and approximately 5% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2024.

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

Acquisition of Genesis Ultimate Holding Co. – Valuation of Customer Relationships

As described in Notes 1 and 2 to the consolidated financial statements, on February 26, 2024, the Company acquired Genesis Ultimate Holding Co., the parent company of Procare Software, LLC, for a net purchase price of $1,860.0 million. Of the acquired amortizable intangible assets, $708.0 million of customer relationships were recorded. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined by management based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Genesis Ultimate Holding Co. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, projected customer revenue growth rates, margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, projected customer revenue growth rates, margins, and discount rate. Evaluating management’s assumptions related to projected customer revenue growth rates and margins involved considering (i) the current and past performance of the Genesis Ultimate Holding Co. business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the customer attrition rate and discount rate assumptions.

Acquisition of RCP Vega Holdings, LLC – Valuation of Customer Relationships

As described in Notes 1 and 2 to the consolidated financial statements, on August 20, 2024, the Company acquired RCP Vega Holdings, LLC, the parent company of Transact Campus Inc., for a net purchase price of $1,607.0 million. Of the acquired amortizable intangible assets, $656.0 million of customer relationships were recorded. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined by management based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of RCP Vega Holdings, LLC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate. Evaluating management’s assumptions related to projected customer revenue growth rates and margins involved considering (i) the current and past performance of the RCP Vega Holdings, LLC business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the customer attrition rate, contributory asset charges, and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 24, 2025

We have served as the Company’s auditor since 2002.

ROPER TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$188.2	$214.3
Accounts receivable, net	885.1	829.9
Inventories, net	120.8	118.6
Income taxes receivable	25.6	47.7
Unbilled receivables	127.3	106.4
Prepaid expenses and other current assets	195.7	164.5
Total current assets	1,542.7	1,481.4

Property, plant and equipment, net	149.7	119.6
Goodwill	19,312.9	17,118.8
Other intangible assets, net	9,059.6	8,212.1
Deferred taxes	54.1	32.2
Equity investments	772.3	795.7
Other assets	443.4	407.7
Total assets	$31,334.7	$28,167.5

Liabilities and Stockholders’ Equity
Accounts payable	$148.1	$143.0
Accrued compensation	289.0	250.0
Deferred revenue	1,737.4	1,583.8
Other accrued liabilities	546.2	446.5
Income taxes payable	68.4	40.4
Current portion of long-term debt, net	1,043.1	499.5
Total current liabilities	3,832.2	2,963.2

Long-term debt, net of current portion	6,579.9	5,830.6
Deferred taxes	1,630.6	1,513.1
Other liabilities	424.4	415.8
Total liabilities	12,467.1	10,722.7

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1.0 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share; 350.0 shares authorized; 108.9 shares issued and 107.3 outstanding at December 31, 2024 and 108.6 shares issued and 106.9 outstanding at December 31, 2023	1.1	1.1
Additional paid-in capital	3,014.6	2,767.0
Retained earnings	16,034.9	14,816.3
Accumulated other comprehensive loss	(166.5)	(122.8)
Treasury stock, 1.6 shares at December 31, 2024 and 1.7 shares at December 31, 2023	(16.5)	(16.8)
Total stockholders’ equity	18,867.6	17,444.8
Total liabilities and stockholders’ equity	$31,334.7	$28,167.5

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar and share amounts in millions, except per share data)

	Year ended December 31,
	2024	2023	2022
Net revenues	$7,039.2	$6,177.8	$5,371.8
Cost of sales	2,160.9	1,870.6	1,619.0
Gross profit	4,878.3	4,307.2	3,752.8

Selling, general and administrative expenses	2,881.5	2,562.0	2,228.3
Income from operations	1,996.8	1,745.2	1,524.5

Interest expense, net	259.2	164.7	192.4
Equity investments gain, net	(234.6)	(165.4)	—
Other expense, net	5.0	2.8	50.1
Earnings before income taxes	1,967.2	1,743.1	1,282.0

Income taxes	417.9	374.7	296.4
Net earnings from continuing operations	1,549.3	1,368.4	985.6

Earnings (loss) from discontinued operations, net of tax	—	(4.1)	202.8
Gain on disposition of discontinued operations, net of tax	—	19.9	3,356.3
Net earnings from discontinued operations	—	15.8	3,559.1

Net earnings	$1,549.3	$1,384.2	$4,544.7

Net earnings per share from continuing operations:
Basic	$14.47	$12.83	$9.31
Diluted	$14.35	$12.74	$9.23

Net earnings per share from discontinued operations:
Basic	$—	$0.15	$33.61
Diluted	$—	$0.15	$33.32

Net earnings per share:
Basic	$14.47	$12.98	$42.92
Diluted	$14.35	$12.89	$42.55

Weighted average common shares outstanding:
Basic	107.1	106.6	105.9
Diluted	108.0	107.4	106.8

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2024	2023	2022
Net earnings	$1,549.3	$1,384.2	$4,544.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(43.7)	64.2	(3.9)
Total other comprehensive income (loss), net of tax	(43.7)	64.2	(3.9)

Comprehensive income	$1,505.6	$1,448.4	$4,540.8

(1) In connection with the divestiture of a majority stake in Indicor, we reclassified $142.6 of foreign currency translation adjustments to “Gain on disposition of discontinued operations, net of tax” during the year ended December 31, 2022.

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2021	105.5	$1.1	$2,307.8	$9,455.6	$(183.1)	$(17.6)	$11,563.8
Net earnings	—	—	—	4,544.7	—	—	4,544.7
Stock option exercises	0.5	—	110.0	—	—	—	110.0
Cash settlement of share-based awards in connection with disposition of discontinued operations	—	—	(11.1)	—	—	—	(11.1)
Treasury stock sold	—	—	13.9	—	—	0.4	14.3
Currency translation adjustments, including tax benefit of $41.9	—	—	—	—	(3.9)	—	(3.9)
Stock-based compensation	—	—	131.4	—	—	—	131.4
Restricted stock activity	0.1	—	(41.8)	—	—	—	(41.8)
Dividends declared ($2.54 per share)	—	—	—	(269.6)	—	—	(269.6)
Balances at December 31, 2022	106.1	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8
Net earnings	—	—	—	1,384.2	—	—	1,384.2
Stock option exercises	0.6	—	146.5	—	—	—	146.5
Treasury stock sold	—	—	15.1	—	—	0.4	15.5
Currency translation adjustments, including tax provision of $10.3	—	—	—	—	64.2	—	64.2
Stock-based compensation	—	—	126.5	—	—	—	126.5
Restricted stock activity	0.2	—	(31.3)	—	—	—	(31.3)
Dividends declared ($2.80 per share)	—	—	—	(298.6)	—	—	(298.6)
Balances at December 31, 2023	106.9	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8
Net earnings	—	—	—	1,549.3	—	—	1,549.3
Stock option exercises	0.4	—	125.7	—	—	—	125.7
Treasury stock sold	—	—	18.2	—	—	0.3	18.5
Currency translation adjustments, including tax benefit of $13.6	—	—	—	—	(43.7)	—	(43.7)
Stock-based compensation	—	—	146.7	—	—	—	146.7
Restricted stock activity	—	—	(43.0)	—	—	—	(43.0)
Dividends declared ($3.08 per share)	—	—	—	(330.7)	—	—	(330.7)
Balances at December 31, 2024	107.3	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings from continuing operations	$1,549.3	$1,368.4	$985.6
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	37.1	35.4	37.3
Amortization of intangible assets	775.7	719.8	612.8
Amortization of deferred financing costs	9.8	9.9	11.8
Non-cash stock compensation	145.9	123.5	118.5
Equity investments gain, net	(234.6)	(165.4)	—
Income tax provision	417.9	374.7	296.4
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	14.4	(50.2)	2.5
Unbilled receivables	(18.5)	(7.5)	(11.1)
Inventories	(1.9)	(6.6)	(43.1)
Prepaid expenses and other current assets	(19.5)	(4.3)	(12.8)
Accounts payable	(13.0)	18.2	21.3
Other accrued liabilities	109.3	(1.0)	(7.6)
Deferred revenue	110.7	93.9	52.9
Cash taxes paid for gain on disposal of businesses	—	(32.5)	(953.8)
Cash income taxes paid, excluding tax associated with gain on disposal of businesses	(483.8)	(423.4)	(498.9)
Other, net	(5.6)	(15.5)	(5.2)
Cash provided by operating activities from continuing operations	2,393.2	2,037.4	606.6
Cash provided by (used in) operating activities from discontinued operations	—	(2.3)	128.0
Cash provided by operating activities	2,393.2	2,035.1	734.6

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(3,612.9)	(2,052.7)	(4,280.1)
Capital expenditures	(66.0)	(68.0)	(40.1)
Capitalized software expenditures	(45.0)	(40.0)	(30.2)
Distributions from equity investment	10.8	32.5	—
Proceeds from sale of equity investment	245.6	—	—
Other, net	(1.0)	(0.1)	(1.4)
Cash used in investing activities from continuing operations	(3,468.5)	(2,128.3)	(4,351.8)
Cash provided by disposition of discontinued operations	—	2.0	5,561.8
Cash used in investing activities from discontinued operations	—	—	(0.5)
Cash provided by (used in) investing activities	(3,468.5)	(2,126.3)	1,209.5

Cash flows from (used in) financing activities:
Proceeds from senior notes	2,000.0	—	—
Payments of senior notes	(500.0)	(700.0)	(800.0)
Borrowings (payments) under revolving line of credit, net	(235.0)	360.0	(470.0)
Debt issuance costs	(24.6)	—	(3.9)
Cash dividends to stockholders	(321.9)	(290.2)	(262.3)
Treasury stock sales	18.5	15.5	14.3
Proceeds from stock-based compensation, net	88.6	115.2	68.2
Other, net	43.9	—	(0.2)
Cash provided by (used in) financing activities from continuing operations	1,069.5	(499.5)	(1,453.9)
Cash used in financing activities from discontinued operations	—	—	(11.4)
Cash provided by (used in) financing activities	1,069.5	(499.5)	(1,465.3)
(Continued)

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in millions)

	Year ended December 31,
	2024	2023	2022
Effect of exchange rate changes on cash	(20.3)	12.2	(37.5)

Net increase (decrease) in cash and cash equivalents	(26.1)	(578.5)	441.3

Cash and cash equivalents, beginning of year	214.3	792.8	351.5

Cash and cash equivalents, end of year	$188.2	$214.3	$792.8

Supplemental disclosures:
Cash paid for interest	$239.9	$201.9	$206.5
Non-cash investing activities:
Net assets of businesses acquired:
Fair value of assets, including goodwill	$3,935.4	$2,235.1	$4,891.8
Liabilities assumed	(322.5)	(182.4)	(611.7)
Cash paid, net of cash acquired	$3,612.9	$2,052.7	$4,280.1

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
(Dollar and share amounts in millions unless specified, except per share data)

(1) Summary of Accounting Policies

Basis of Presentation – These financial statements present the consolidated information of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

Nature of the Business – Roper is a diversified technology company. The Company operates market leading businesses that design and develop vertical software and technology enabled products for a variety of defensible niche markets.

Discontinued Operations – In November 2022, the Company completed the divestiture of a majority equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC (“CD&R”). The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained a minority equity interest in Indicor. This transaction is referred to herein as the “Indicor Transaction.”

During 2021, the Company signed definitive agreements to divest its TransCore, Zetec, and CIVCO Radiotherapy businesses (“2021 Divestitures”). Roper completed the 2021 Divestitures by March 2022.

The financial results of Indicor and the 2021 Divestitures are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within these Notes to Consolidated Financial Statements relates to continuing operations. Refer to Note 3 for further information regarding discontinued operations.

Refer to Note 10 for information regarding Roper’s minority equity interest in Indicor.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, as well as the Company’s chief operating decision maker. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update for the year ended December 31, 2024. Refer to Note 14 for the inclusion of the new required disclosures.

Recently Released Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which expands income tax disclosure requirements, including disaggregation of rate reconciliation table categories, disaggregation of earnings before income taxes and income tax expense information, and disaggregation of income taxes paid information, among other changes. This guidance is effective for annual periods beginning after December 15, 2024. This ASU will likely result in additional disclosures. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03), which requires the disclosure of additional information about specific categories of costs and expenses in the notes to consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in additional disclosures. We are currently evaluating the provisions of this ASU.

Significant Accounting Policies

Cash and Cash Equivalents – Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $0.9 and $0.4 of cash equivalents at December 31, 2024 and 2023, respectively.

Contingencies – Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies. Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred. In the assessment of contingencies as of December 31, 2024, management concluded that there were no matters for which there was a reasonable possibility of a material loss.

Earnings per Share – Basic earnings per share was calculated using net earnings and the weighted average number of shares of common stock outstanding during the respective year. Diluted earnings per share was calculated using net earnings and the weighted average number of shares of common stock and potential common stock outstanding during the respective year. Potentially dilutive common stock consisted of stock options and restricted stock awards.

The effects of potential common stock were determined using the treasury stock method:

	Year ended December 31,
	2024	2023	2022
Basic weighted average shares outstanding	107.1	106.6	105.9
Effect of potential common stock:
Common stock awards	0.9	0.8	0.9
Diluted weighted average shares outstanding	108.0	107.4	106.8

For the years ended December 31, 2024, 2023, and 2022, there were 0.419, 0.726, and 0.834 stock-based awards outstanding, respectively, that were not included in the determination of diluted earnings per share because to do so would have been antidilutive.

Equity Investments – As of December 31, 2024 and 2023, the Company held a 45.5% and 47.3% minority equity interest in Indicor Equity, LLC, respectively. This equity interest provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings. See Note 10 for additional information on this investment.

In August 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc. (“Certinia”), for $125.0. In November 2024, Roper completed the sale of this equity investment in Certinia for cash proceeds of $245.6. The sale resulted in a pretax gain of $135.6, which is reported within “Equity investments gain, net” in our Consolidated Statement of Earnings. In addition, we recognized income tax expense of $30.2 in connection with the sale, which is included within “Income taxes” in our Consolidated Statement of Earnings.

Prior to the sale of our equity investment in Certinia, our equity interest provided us with the ability to exercise significant influence, but not control, over the investee. This equity investment was accounted for under the equity method of accounting whereby our proportionate share of earnings or loss associated with the investment was reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings with a corresponding change in the balance of the equity investment. Our proportionate share of loss associated with the investment in Certinia was $9.8 and $5.2 for the years ended December 31, 2024 and 2023, respectively. The balance of the equity investment in Certinia, reported as a component of “Equity investments” in our Consolidated Balance Sheet, was $119.8 as of December 31, 2023.

Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions – Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results. Translation adjustments are reflected within other comprehensive income. Foreign currency transaction gains and losses are recorded in our Consolidated Statements of Earnings within “Other expense, net.” Foreign currency transaction gains/(losses) were not material for any periods presented.

Goodwill and Other Intangibles – Roper accounts for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Business combinations can also result in the recognition of other intangible assets. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value). When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, then performance of the quantitative impairment test is required. The quantitative assessment utilizes the equal weighting of both an income approach (discounted cash flow) and a market approach (consisting of a comparable public company earnings multiples methodology) to estimate the fair value of a reporting unit. To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to ensure that neither the income approach nor the market approach provides significantly different valuations. If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the estimated fair value, a non-cash impairment loss is recognized in the amount of that excess.

When performing the quantitative assessment, key assumptions used in the income and market approaches are updated when the analysis is performed for each reporting unit. The assumptions that have the most significant effect on the fair value calculations are the projected revenue growth rates, future operating margins, discount rates, terminal values, and earnings multiples. While the Company uses reasonable and timely information to prepare its discounted cash flow analysis, actual future cash flows or market conditions could differ significantly and could result in future impairment charges related to recorded goodwill balances.

As of the annual impairment test, Roper has 23 reporting units with individual goodwill amounts ranging from $17.5 to $3,363.7. In 2024, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair values of these reporting units were less than their carrying amounts. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative assessment for these reporting units.

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

Trade names that are determined to have indefinite useful economic lives are not amortized, but are separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value. Roper first qualitatively assesses whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of an indefinite-lived trade name is less than its carrying amount. If necessary, Roper conducts a quantitative assessment using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. To the extent the Company determines a fair value, the inputs used represent a Level 3 fair value measurement in the FASB fair value hierarchy given that the inputs are unobservable. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Revenue growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches, or other variables. Trade names resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into Roper.

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

The most significant identifiable intangible assets with definite useful economic lives recognized from our acquisitions are customer relationships. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates. When testing customer relationship intangible assets for potential impairment, management considers historical customer attrition rates and projected revenues and profitability related to customers that existed at acquisition. In evaluating the amortizable life for customer relationship intangible assets, management considers historical customer attrition patterns.

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

Impairment of Long-Lived Assets – The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and other intangible assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or life of any long-lived asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision to the remaining useful life is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge or acceleration of depreciation or amortization expense in the future.

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

Property, Plant and Equipment and Depreciation and Amortization – Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using principally the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20 - 30 years
Machinery and other equipment	8 - 15 years
Computer equipment and software	3 - 5 years

Leasehold improvements are depreciated over the shorter of the remaining lease term or the useful life of the asset.

Research, Development and Engineering – Research, development and engineering (“R,D&E”) costs include salaries and benefits, rents, supplies, and other costs related to products under development or improvements to existing products. R,D&E costs are expensed as incurred and are included within selling, general and administrative expenses. R,D&E expenses totaled $748.1, $646.1, and $529.8 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Disaggregated Revenue – We disaggregate our revenues by reportable segment into four categories: (i) recurring revenue comprised of Software-as-a-Service (“SaaS”), annual term licenses, and software maintenance; (ii) reoccurring revenue comprised of transactional and volume-based fees facilitated through our software; (iii) non-recurring revenue comprised of multi-year term and perpetual software licenses, professional services associated with software products and hardware sold with our software licenses; and (iv) product revenue. See details in the tables below:

	Year ended December 31, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,880.0	$1,070.1	$26.1	$3,976.2
Reoccurring	353.9	270.3	—	624.2
Non-recurring	634.4	135.2	—	769.6
Total Software Revenue	3,868.3	1,475.6	26.1	5,370.0

Product Revenue	—	—	1,669.2	1,669.2
Total Revenue	$3,868.3	$1,475.6	$1,695.3	$7,039.2

	Year ended December 31, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,454.3	$1,039.5	$17.3	$3,511.1
Reoccurring	137.8	263.4	—	401.2
Non-recurring	594.8	136.5	1.5	732.8
Total Software Revenue	3,186.9	1,439.4	18.8	4,645.1

Product Revenue	—	—	1,532.7	1,532.7
Total Revenue	$3,186.9	$1,439.4	$1,551.5	$6,177.8

	Year ended December 31, 2022
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,946.0	$981.4	$12.0	$2,939.4
Reoccurring	124.2	246.2	—	370.4
Non-recurring	569.3	150.9	1.2	721.4
Total Software Revenue	2,639.5	1,378.5	13.2	4,031.2

Product Revenue	—	—	1,340.6	1,340.6
Total Revenue	$2,639.5	$1,378.5	$1,353.8	$5,371.8

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

Software and related services

•Recurring – consists primarily of SaaS subscriptions and post-contract support (“PCS”) which are recognized ratably over the contractual term, and annual term software licenses which are generally recognized at a point in time.

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

Accounts receivable, net – Accounts receivable, net includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $21.6 and $22.2 at December 31, 2024 and 2023, respectively. We make estimates of expected allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, changes to customer creditworthiness, and other factors that may affect our ability to collect from customers.

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

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the expected timing of expense recognition. Where the amortization period would have been one year or less, we expense the associated incremental direct cost as incurred. The current and non-current portions of deferred commissions are included in “Other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets. At December 31, 2024 and 2023, the current portion of deferred commissions was $40.5 and $35.0, respectively, and the non-current portion of deferred commissions was $50.0 and $36.7, respectively. The Company recognized $32.2, $29.3, and $30.7 of expense related to deferred commissions for the years ended December 31, 2024, 2023, and 2022, respectively.

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of December 31, 2024, total remaining performance obligations were $4,754.9. We expect to recognize revenues on approximately 65% of our remaining performance obligations over the next 12 months, with the remainder of the revenue to be recognized thereafter.

Capitalized Software – The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met. Overhead, general and administrative, and training costs are not capitalized. Capitalized software balances, net of accumulated amortization, were $116.9 and $102.6 at December 31, 2024 and 2023, respectively, which are included in “Other assets” in our Consolidated Balance Sheets.

Stock-Based Compensation – The Company recognizes expense for the grant date fair value of its stock-based awards on a straight-line basis (or, in the case of certain performance-based awards, on a graded basis) over the employee’s requisite service period (generally the vesting period of the award). The fair value of performance-based restricted stock awards subject to a market modifier was estimated using a Monte Carlo simulation model, using risk-free interest rate, expected volatility, expected dividend yield, and correlation coefficient as key assumptions. The fair value of option awards is estimated using the Black-Scholes option valuation model. The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

(2) Business Acquisitions and Dispositions

2024 Acquisitions – Roper completed four business acquisitions in the year ended December 31, 2024. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to each acquisition date for the 2024 acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

On February 26, 2024, Roper acquired Genesis Ultimate Holding Co., the parent company of Procare Software, LLC (“Procare”), a leading provider of cloud-based software and integrated payment processing for the management of early childhood education centers, for a purchase price of $1,860.0, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $110 which is expected to be utilized over the subsequent 13 years. The results of Procare are reported in the Application Software reportable segment.

The Company recorded $1,208.2 in goodwill, $39.0 assigned to trade names that are not subject to amortization, and $762.0 of other identifiable intangibles in connection with the Procare acquisition. The amortizable intangible assets include customer relationships of $708.0 (20 year useful life) and technology of $54.0 (5 year useful life). Net assets acquired also include approximately $122 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes.

On August 20, 2024, Roper acquired RCP Vega Holdings, LLC, the parent company of Transact Campus Inc. (“Transact”), a leading provider of integrated campus technology and payment solutions, including campus identity software and secure access, tuition and fees management software and payment processing, as well as point-of-sale commerce solutions. Transact serves higher education institutions, healthcare facilities, and business campuses. Roper acquired Transact for a purchase price of $1,607, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $100 which is expected to be utilized over the subsequent 14 years. This acquisition has been integrated with our CBORD business and its results are reported in the Application Software reportable segment.

The Company recorded $947.3 in goodwill, $41.0 assigned to trade names that are not subject to amortization, and $705.0 of other identifiable intangibles in connection with the Transact acquisition. The amortizable intangible assets include customer relationships of $656.0 (18 year useful life) and technology of $49.0 (6 year useful life). Net assets acquired also include approximately $76 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes.

During the year ended December 31, 2024, Roper completed two other bolt-on acquisitions with an aggregate purchase price of $153.1, net of cash acquired and certain liabilities assumed.

On November 4, 2024, Roper acquired the issued and outstanding shares of Surefyre, Inc., a leading provider of cloud-based insurance software that automates the submission and underwriting processes for managing general agents, wholesalers, and carriers. This acquisition has been integrated into our Vertafore business and its results are reported in the Application Software reportable segment.

On December 17, 2024, Roper acquired the outstanding membership interests of Trucker Tools, LLC, a leader in load visibility, automated booking, and digital freight matching software solutions for commercial trucking. This acquisition is being integrated into our DAT business and its results are reported in the Network Software reportable segment.

The Company recorded $99.9 in goodwill, $3.2 assigned to trade names that are not subject to amortization, and $53.3 of other identifiable intangibles in connection with the other 2024 acquisitions. The amortizable intangible assets include customer relationships of $47.3 (14.5 year weighted average useful life) and technology of $6.0 (5.0 year weighted average useful life).

2023 Acquisitions – Roper completed four business acquisitions in the year ended December 31, 2023. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to each acquisition date for the 2023 acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The largest of the 2023 acquisitions was Syntellis Parent, LLC (“Syntellis”), the parent company of Syntellis Performance Solutions, LLC, a leading provider of cloud-based performance management and data solutions for healthcare, financial institution, and higher education providers. Roper acquired the outstanding membership interests of Syntellis on August 7,

2023, for a purchase price of $1,381, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $135 which is expected to be utilized over the subsequent 15 years. This acquisition has been integrated into our Strata business and its results are reported in the Application Software reportable segment.

The Company recorded $859.0 in goodwill, $17.0 assigned to trade names that are not subject to amortization, and $594.0 of other identifiable intangibles in connection with the Syntellis acquisition. The amortizable intangible assets include customer relationships of $529.0 (20 year useful life) and technology of $65.0 (7 year useful life).

During the year ended December 31, 2023, Roper completed three other bolt-on acquisitions.

On May 2, 2023, Roper acquired the outstanding membership interests of Promium, L.L.C., a leading provider of laboratory information management systems in the environmental and water markets, for a purchase price of $16.5. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment.

On August 21, 2023, Roper acquired the assets of Replicon Inc., a provider of time tracking software solutions for project and services centric organizations, for a purchase price of $447.5, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $80 which is expected to be utilized over the subsequent 15 years. This acquisition has been integrated into our Deltek business and its results are reported in the Application Software reportable segment.

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

The Company recorded $330.6 in goodwill, $15.4 assigned to trade names that are not subject to amortization, and $229.1 of other identifiable intangibles in connection with the other 2023 acquisitions. The amortizable intangible assets include customer relationships of $209.4 (16.9 year weighted average useful life) and technology of $19.7 (5.0 year weighted average useful life).

On August 4, 2023, Roper acquired an 18.2% limited partnership minority interest in CI Ultimate Holdings, L.P., the parent entity of Certinia Inc., a leading provider of professional services automation software, for $125.0. Roper completed the sale of its equity investment in Certinia in November 2024 for cash proceeds of $245.6.

2022 Acquisitions – Roper completed seven business acquisitions in the year ended December 31, 2022. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to each acquisition date for the 2022 acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

The largest of the 2022 acquisitions was Frontline Technologies Parent, LLC (“Frontline”), a leading provider of K-12 school administration software, connecting solutions for human capital management, student and special programs, and business operations with powerful analytics that empower educators. Roper acquired Frontline on October 4, 2022, for a purchase price of $3,738.0. The purchase price comprised an enterprise value of $3,725.0, adjusted for cash acquired and the settlement of certain liabilities. Additionally, the purchase price initially contemplated a net present value tax benefit of approximately $350. During the measurement period, the net present value tax benefit was revised upwards to approximately $500 associated with an increase in our tax basis. This net present value tax benefit is expected to be utilized over the subsequent 15 years. The results of Frontline are reported in the Application Software reportable segment.

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

During the year ended December 31, 2022, Roper completed six bolt-on acquisitions with an aggregate purchase price of $578.8, net of cash acquired and debt assumed.

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

On August 19, 2022, Roper acquired substantially all of the assets of viDesktop Inc. (viGlobal), a leading provider of end-to-end human resources management software used for recruiting and integration, productivity management, resource allocation, performance management, and learning and development at professional services firms. This acquisition has been integrated into our Aderant business and its results are reported in the Application Software reportable segment.

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

(3) Discontinued Operations

The Company concluded that the 2021 Divestitures and the Indicor Transaction each represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the financial results related to the 2021 Divestitures and Indicor are reported in our Consolidated Financial Statements as discontinued operations for all periods presented.

The following of the 2021 Divestitures closed during the first quarter of 2022, as described below:

•On March 17, 2022, Roper closed on the divestiture of its TransCore business to an affiliate of Singapore Technologies Engineering Ltd, for approximately $2,680 in cash. The sale resulted in a pretax gain of $2,073.7 and income tax expense of $550.5, which are reported within “Gain on disposition of discontinued operations, net of tax” in our Consolidated Statement of Earnings for the year ended December 31, 2022. TransCore was previously included in the historical Network Software & Systems reportable segment.

•On January 5, 2022, Roper closed on the divestiture of its Zetec business to Eddyfi NDT Inc. for approximately $350 in cash. The sale resulted in a pretax gain of $255.3 and income tax expense of $60.9, which are reported within “Gain on disposition of discontinued operations, net of tax” in our Consolidated Statement of Earnings for the year ended December 31, 2022. Zetec was previously included in the historical Process Technologies reportable segment.

The following table summarizes the major classes of revenues and expenses constituting net earnings from discontinued operations attributable to the TransCore and Zetec businesses:

Year ended December 31,
2022
Net revenues	$100.4
Cost of sales	71.2
Gross profit	29.2

Selling, general and administrative expenses (1)	19.9
Income from operations	9.3

Other income, net	0.1
Earnings before income taxes (2)	9.4

Income tax benefit	(6.2)
Earnings from discontinued operations, net of tax	15.6

Gain on disposition of discontinued operations, net of tax (3)	1,717.5

Net earnings from discontinued operations	$1,733.1
(1) Includes stock-based compensation expense of $0.9 for the year ended December 31, 2022. Stock-based compensation was previously reported as a component of unallocated corporate general and administrative expenses.
(2) During the year ended December 31, 2022, there was no depreciation of property, plant and equipment or amortization of intangible assets given the asset classification as held for sale during the period.
(3) Includes expense of $4.5 associated with accelerated vesting of share-based awards for the year ended December 31, 2022.

Indicor – On November 22, 2022, Roper completed the divestiture of a majority 51% stake in Indicor to CD&R for approximately $2,604 in cash. The consideration was comprised of a cash distribution of approximately $1,775 funded by third-party indebtedness incurred by Indicor and approximately $829 related to the majority 51% equity stake. The Company retained an initial 49% minority equity interest in Indicor. The sale resulted in a pretax gain of $2,046.0, which included $142.6 of foreign currency translation losses and $535.0 associated with the initial remaining 49% interest in Indicor (described further in Note 10). The Company recognized income tax expense of $407.2 associated with the gain.

The following table summarizes the major classes of revenues and expenses constituting net earnings from discontinued operations attributable to Indicor:

	Year ended December 31,
	2023		2022
Net revenues	$—		$916.1
Cost of sales	—		432.1
Gross profit	—		484.0

Selling, general and administrative expenses (1)	2.3		250.5
Income (loss) from operations	(2.3)		233.5

Other expense, net	—		(0.7)
Earnings (loss) before income taxes (2)	(2.3)		232.8

Income taxes	1.8		45.6
Earnings (loss) from discontinued operations, net of tax	(4.1)		187.2

Gain on disposition of discontinued operations, net of tax	19.9	(3)	1,638.8

Net earnings from discontinued operations	$15.8		$1,826.0
(1) Certain costs previously reported as a component of unallocated corporate general and administrative expenses have been reclassified to discontinued operations. These costs primarily include stock-based compensation expense of $10.3 for the year ended December 31, 2022.
(2) Includes depreciation and amortization of $6.4 for the year ended December 31, 2022.
(3) Consists of adjustments subsequent to the sale primarily associated with income taxes.

(4) Inventories

The components of inventories at December 31 were as follows:

	2024	2023
Raw materials and supplies	$65.5	$57.6
Work in process	32.1	28.7
Finished products	34.4	41.8
Inventory reserves	(11.2)	(9.5)
Inventories, net	$120.8	$118.6

(5) Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows:

	2024	2023
Land	$1.0	$1.0
Buildings and leasehold improvements	59.4	57.7
Machinery and other equipment	177.6	137.2
Computer equipment	114.1	116.4
Software	75.6	76.1
Property, plant and equipment, gross	427.7	388.4
Accumulated depreciation	(278.0)	(268.8)
Property, plant and equipment, net	$149.7	$119.6

Depreciation and amortization expense related to property, plant and equipment was $37.1, $35.4, and $37.3 for the years ended December 31, 2024, 2023, and 2022, respectively.

(6) Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2022	$11,417.5	$3,598.3	$930.3	$15,946.1
Goodwill acquired	1,189.6	—	—	1,189.6
Currency translation adjustments	15.2	26.3	0.5	42.0
Reclassifications and other	(58.9)	—	—	(58.9)
Balances at December 31, 2023	$12,563.4	$3,624.6	$930.8	$17,118.8
Goodwill acquired	2,167.6	87.8	—	2,255.4
Currency translation adjustments	(11.0)	(6.0)	(1.9)	(18.9)
Reclassifications and other	(42.4)	—	—	(42.4)
Balances at December 31, 2024	$14,677.6	$3,706.4	$928.9	$19,312.9

Reclassifications and other during the year ended December 31, 2024 relates to purchase accounting adjustments for acquisitions and is composed primarily of measurement period adjustments of $21.3, $13.7, and $11.3 to decrease goodwill and deferred tax liabilities in connection with the Procare, Transact, and Syntellis opening balance sheets, respectively.

Reclassifications and other during the year ended December 31, 2023 relates to purchase accounting adjustments for acquisitions and is composed primarily of measurement period adjustments of $56.2 to decrease goodwill and deferred tax liabilities in connection with the Frontline opening balance sheet.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$10,061.7	$(3,000.5)	$7,061.2
Unpatented technology	1,047.0	(638.8)	408.2
Software	149.2	(143.4)	5.8
Patents and other protective rights	10.3	(1.4)	8.9
Assets not subject to amortization:
Trade names	728.0	—	728.0
Balances at December 31, 2023	$11,996.2	$(3,784.1)	$8,212.1

Assets subject to amortization:
Customer related intangibles	$11,303.7	$(3,457.0)	$7,846.7
Unpatented technology	851.7	(454.7)	397.0
Patents and other protective rights	9.2	(1.9)	7.3
Assets not subject to amortization:
Trade names	808.6	—	808.6
Balances at December 31, 2024	$12,973.2	$(3,913.6)	$9,059.6

Amortization expense of other intangible assets was $745.2, $698.4, and $600.5 during the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense is expected to be $762.0 in 2025, $728.0 in 2026, $694.0 in 2027, $654.0 in 2028, and $582.0 in 2029.

(7) Other Accrued Liabilities

Other accrued liabilities at December 31 were as follows:

	2024	2023
Interest	$64.6	$33.6
Customer deposits	50.9	45.2
Accrued dividends	91.3	82.5
Rebates	92.2	81.2
Operating lease liabilities	46.2	43.3
Sales and other taxes payable	30.1	31.8
Other	170.9	128.9
Other accrued liabilities	$546.2	$446.5

(8) Income Taxes

Earnings before income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following components:

	2024	2023	2022
United States	$1,701.7	$1,480.3	$1,026.4
Other	265.5	262.8	255.6
Earnings before income taxes	$1,967.2	$1,743.1	$1,282.0

Components of income tax expense for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Current:
Federal	$317.8	$352.6	$322.9
State	101.7	80.7	80.8
Foreign	78.0	69.9	65.9
Deferred:
Federal	(42.8)	(94.1)	(136.9)
State	(15.9)	(27.7)	(31.1)
Foreign	(20.9)	(6.7)	(5.2)
Income tax expense	$417.9	$374.7	$296.4

Reconciliations between the U.S. federal statutory income tax rate and the effective income tax rate for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign operations, net	0.6	0.5	0.8
R&D tax credits	(2.0)	(1.9)	(3.0)
State taxes, net of federal benefit	3.6	3.5	3.7
Stock-based compensation	(1.0)	(1.5)	(1.0)
Changes in valuation allowances	(1.4)	(0.4)	—
Legal entity restructuring	—	—	0.8
Other, net	0.4	0.3	0.8
Effective tax rate	21.2%	21.5%	23.1%

The deferred income tax balance sheet accounts arise from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

Components of deferred tax assets and liabilities at December 31 were as follows:

	2024	2023
Deferred tax assets:
Reserves and accrued expenses	$243.6	$223.2
Net operating loss carryforwards	94.6	80.2
R&D credits	12.6	7.6
Capitalized R&D expenditures	271.1	178.7
Interest expense limitation carryforwards	49.3	31.0
Lease liabilities	50.8	47.1
Valuation allowances	(8.9)	(34.8)
Total deferred tax assets	$713.1	$533.0
Deferred tax liabilities:
Reserves and accrued expenses	$13.1	$10.8
Amortizable intangible assets	1,985.2	1,752.8
Plant and equipment	11.8	7.5
Accrued tax on unremitted foreign earnings	9.7	8.8
Right-of-use assets	48.7	44.7
Outside basis difference in Indicor	221.1	189.3
Total deferred tax liabilities	$2,289.6	$2,013.9

As of December 31, 2024, the Company has $51.2 of tax-effected U.S. federal net operating loss carryforwards and $44.5 of tax-effected state net operating loss carryforwards without regard for federal benefit of state. The majority of the net operating loss carryforwards are subject to limitation under the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. As of December 31, 2024, the Company has $8.2 of tax-effected foreign net operating loss carryforwards, certain of which are subject to limitation. Additionally, as of December 31, 2024, the Company has $49.3 of IRC Section 163(j) interest expense limitation carryforwards which have an indefinite carryforward period.

As of December 31, 2024, the Company has a $271.1 deferred tax asset related to taxpayer requirements to capitalize and amortize research and development (“R&D”) expenditures under IRC Section 174. The Company amortizes these costs for tax purposes over five years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside of the U.S.

The Company has a deferred tax liability of $221.1 in outside basis difference as of December 31, 2024 associated with the retained minority equity interest in Indicor. See Note 10 for additional information on this minority equity interest.

As of December 31, 2024, the Company determined that total valuation allowances of $8.9 were necessary to reduce U.S. federal and state deferred tax assets by $5.1 and foreign deferred tax assets by $3.8, where it was more likely than not that all such deferred tax assets will not be realized. During 2024, the Company’s net decrease in total valuation allowances was $25.9. As of December 31, 2024, the Company believes it is more likely than not that the remaining net deferred tax assets will be realized based on the Company’s estimate of future taxable income and any applicable tax planning strategies within various tax jurisdictions.

The Company recognizes in the Consolidated Financial Statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits are as follows:

	2024	2023	2022
Beginning balances	$35.6	$29.0	$40.5
Additions for tax positions of prior periods	1.2	4.3	—
Additions for tax positions of the current period	0.9	4.3	2.3
Reductions for tax positions of prior periods	(3.5)	—	(11.2)
Reductions attributable to lapses of applicable statutes of limitations	(5.1)	(2.0)	(2.6)
Reductions attributable to settlements with taxing authorities	(1.2)	—	—
Ending balances	$27.9	$35.6	$29.0

As of December 31, 2024, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $27.9. Interest and penalties related to unrecognized tax benefits were $1.2 in 2024 and are classified as a component of income tax expense. Accrued interest and penalties were $7.8 at December 31, 2024 and $6.6 at December 31, 2023. During the next twelve months, it is reasonably possible that the unrecognized tax benefits may decrease by a net amount of $8.7, mainly due to anticipated statute of limitations lapses in various jurisdictions.

The Company and its subsidiaries are subject to examinations for U.S. federal income tax as well as income tax in various state, city, and foreign jurisdictions. The Company’s federal income tax returns for 2021 through the current period remain open to examination and the relevant state, city, and foreign statutes vary. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company intends to distribute all historical unremitted foreign earnings up to the amount of excess foreign cash, as well as all future foreign earnings that can be repatriated without incremental U.S. federal tax cost. Any remaining outside basis differences relating to the Company’s investment in foreign subsidiaries are not expected to be material and will be reinvested indefinitely.

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

Amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of customary events of default. The Credit Agreement requires the Company to maintain a Total Debt to Total Capital Ratio of 0.65 to 1.00, or less. Borrowings under the Credit Agreement are prepayable at Roper’s option at any time in whole or in part without premium or penalty.

At December 31, 2024 and 2023, there were $125.0 and $360.0 of borrowings outstanding under the Credit Agreement, respectively. The Company was in compliance with its debt covenants throughout the years ended December 31, 2024 and 2023.

On August 21, 2024, the Company completed a public offering of $500.0 aggregate principal amount of 4.50% senior unsecured notes due October 15, 2029 (“2029 Notes”), $500.0 aggregate principal amount of 4.75% senior unsecured notes due February 15, 2032 (“2032 Notes”), and $1,000.0 aggregate principal amount 4.90% senior unsecured notes due October 15, 2034 (“2034 Notes” and, collectively with the 2029 Notes and 2032 Notes, the “Notes”).

Each series of Notes bears interest at a fixed rate. Interest on the 2029 Notes and 2034 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2025. Interest on the 2032 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2025. The net proceeds were used to repay a portion of the borrowings outstanding under our unsecured credit facility, including borrowings incurred on August 20, 2024 to fund the purchase price of the Transact acquisition, as well as to repay a portion of the senior notes due September 15, 2024.

On June 22, 2020, the Company completed a public offering of $600.0 aggregate principal amount of 2.00% senior unsecured notes due June 30, 2030 (“2030 Notes”). The 2030 Notes bear interest at a fixed rate, payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2020. The net proceeds were used for general corporate purposes, including acquisitions.

On September 1, 2020, the Company completed a public offering of $300.0 aggregate principal amount of 0.45% fixed-rate senior unsecured notes due August 15, 2022, $700.0 aggregate principal amount of 1.00% senior unsecured notes due September 15, 2025 (“2025 Notes”), $700.0 aggregate principal amount of 1.40% senior unsecured notes due September 15, 2027 (“2027 Notes”), and $1,000.0 aggregate principal amount of 1.75% senior unsecured notes due February 15, 2031 (“2031 Notes”). The 2031 Notes bear interest at a fixed rate, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2021. The 2025 Notes and 2027 Notes bear interest at a fixed rate, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2021. The net proceeds, together with cash on hand and borrowings under the credit agreement in place at the time, were used to fund the purchase price of the acquisition of Vertafore, Inc. and related costs.

On August 26, 2019, the Company completed a public offering of $500.0 aggregate principal amount of 2.35% fixed-rate senior unsecured notes due September 15, 2024 and $700.0 aggregate principal amount of 2.95% senior unsecured notes due September 15, 2029 (“Existing 2029 Notes”). The Existing 2029 Notes bear interest at a fixed rate, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2020. The net proceeds were used to fund a portion of the purchase of iPipeline Holdings, Inc.

On August 28, 2018, the Company completed a public offering of $700.0 aggregate principal amount of 3.65% fixed-rate senior unsecured notes due September 15, 2023 and $800.0 aggregate principal amount of 4.20% senior unsecured notes due September 15, 2028 (“2028 Notes”). The 2028 Notes bear interest at a fixed rate, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2019.

On December 19, 2016, the Company completed a public offering of $700.0 aggregate principal amount of 3.80% senior unsecured notes due December 15, 2026. The notes bear interest at a fixed rate, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2017.

On December 7, 2015, the Company completed a public offering of $300.0 aggregate principal amount of 3.85% senior unsecured notes due December 15, 2025. The notes bear interest at a fixed rate, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2016.

On November 21, 2012, the Company completed a public offering of $500.0 aggregate principal amount of 3.125% fixed-rate senior unsecured notes due November 15, 2022.

Roper may redeem some or all of each outstanding series of notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities. Roper is also entitled to redeem each outstanding series of notes at 100% of their principal amount plus accrued and unpaid interest, on or after applicable dates in advance of maturity.

On September 15, 2024, $500.0 of 2.35% senior notes due 2024 were repaid at maturity using borrowings under our unsecured credit facility as well as a portion of the net proceeds from the issuance of the Notes.

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

Total debt at December 31 consisted of the following:

	2024	2023
Unsecured revolving credit facility	$125.0	$360.0
$500 2.350% senior notes due 2024	—	500.0
$300 3.850% senior notes due 2025	300.0	300.0
$700 1.000% senior notes due 2025	700.0	700.0
$700 3.800% senior notes due 2026	700.0	700.0
$700 1.400% senior notes due 2027	700.0	700.0
$800 4.200% senior notes due 2028	800.0	800.0
$500 4.500% senior notes due 2029	500.0	—
$700 2.950% senior notes due 2029	700.0	700.0
$600 2.000% senior notes due 2030	600.0	600.0
$1,000 1.750% senior notes due 2031	1,000.0	1,000.0
$500 4.750% senior notes due 2032	500.0	—
$1,000 4.900% senior notes due 2034	1,000.0	—
Other	44.2	0.2
Less: Deferred financing costs	(46.2)	(30.1)
Total debt, net of deferred financing costs	7,623.0	6,330.1
Less: Current portion, net of deferred financing costs	(1,043.1)	(499.5)
Long-term debt, net of deferred financing costs	$6,579.9	$5,830.6

The interest rate on borrowings under the unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At December 31, 2024, Roper had $44.2 of other debt in the form of short-term borrowings and finance leases as well as $6.8 of outstanding letters of credit.

Future maturities of total debt during each of the next five years ending December 31 and thereafter are as follows:

2025	$1,044.1
2026	700.1
2027	825.0
2028	800.0
2029	1,200.0
Thereafter	3,100.0
Total debt	$7,669.2

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

Debt – As of December 31, 2024 and 2023, the total estimated fair value of Roper’s fixed-rate senior notes was $7,005.2 and $5,516.3, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Indicor Investment – In connection with the Indicor Transaction, the Company initially retained a 49% equity interest in Indicor valued at $535.0 as of the transaction close date. This initial valuation was based on the implied equity value associated with the sale price of the 51% equity interest in Indicor to CD&R for approximately $829, inclusive of the Unit Adjustment received by CD&R as discussed below. During 2023, we revised our valuation methodology to utilize the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of this investment, net of the Unit Adjustment discussed below. Our valuation methodology was updated in 2023 given the passage of time since the transaction date and in consideration of observable market data, including Indicor’s divestiture of its CCC business unit to Honeywell International Inc. on June 30, 2023 for approximately $670.

As part of this investment, Roper is required to make quarterly payments (“Unit Adjustment”), to CD&R, either (i) in cash, with total payments of approximately $29 per year on a pretax basis, or (ii) in-kind through the transfer of Roper’s equity interests in Indicor to CD&R, of approximately 1.7% ownership interest on an annual basis. Roper intends to continue making these quarterly payments in-kind. Roper’s valuation of the Unit Adjustment is based on an expected investment horizon of 5 years from the date of the Indicor Transaction. The Company’s obligation to make such quarterly payments will cease upon the earlier of:

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

The assessment of fair value for this equity investment requires significant judgments to be made by management. Although our assumptions are considered reasonable and are consistent with the plans and estimates, there is significant judgment applied to determine fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Year ended December 31,
	2024	2023
Beginning balance	$675.9	$535.0
Change in fair value	96.4	140.9
Ending balance	$772.3	$675.9

The Company received dividend distributions from Indicor of $10.8 and $32.5 during the years ended December 31, 2024 and 2023, respectively, which are reported within “Equity investments gain, net” in our Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

(11) Retirement and Other Benefit Plans

Roper maintains three defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees. Roper partially matches employee contributions. Costs related to all such plans were $44.2, $39.1, and $34.1 for 2024, 2023, and 2022, respectively.

(12) Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units (collectively “restricted stock awards”), stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on June 14, 2021. The 2021 Plan replaces the Roper Technologies, Inc. 2016 Incentive Plan, as amended (“2016 Plan”), and no additional grants will be made from the 2016 Plan. At December 31, 2024, 5.902 shares were available to grant under the 2021 Plan.

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

Stock-based compensation expense is not allocated to our reportable segments, which are described further in Note 14. Stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022, included as a component of “Selling, general and administrative expenses,” was as follows:

	2024	2023	2022
Stock-based compensation	$145.9	$123.5	$117.8
Tax benefit recognized in net earnings	$24.8	$20.4	$18.6

Stock Options – Stock options are granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of three years from the grant date and expire 10 years after the grant date. The Company recorded $37.6, $38.0, and $38.1 of compensation expense relating to outstanding options during 2024, 2023, and 2022, respectively, as a component of corporate general and administrative expenses.

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

The weighted-average fair value of options granted in 2024, 2023, and 2022 were calculated using the following weighted average assumptions:

	2024	2023	2022
Weighted-average fair value ($)	173.21	130.23	116.55
Risk-free interest rate (%)	4.15	3.76	2.19
Expected option life (years)	5.73	5.61	5.63
Expected volatility (%)	25.54	26.05	24.59
Expected dividend yield (%)	0.51	0.63	0.55

The following table summarizes stock option activities, with respect to the Company’s share-based compensation plans, for the years ended December 31, 2024 and 2023:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2022	2.985	$312.34
Granted	0.383	$432.77
Exercised	(0.593)	$246.77
Canceled	(0.087)	$425.80
Outstanding at December 31, 2023	2.688	$340.89	6.00	$549.1
Granted	0.286	$553.79
Exercised	(0.422)	$298.04
Canceled	(0.072)	$468.72
Outstanding at December 31, 2024	2.480	$368.57	5.37	$384.4
Exercisable at December 31, 2024	1.688	$316.77	4.03	$342.9

At December 31, 2024, there was $55.3 of total unrecognized compensation expense related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.94 years. The total intrinsic value of options exercised in 2024, 2023, and 2022 was $108.9, $133.7, and $92.7, respectively. Cash received from option exercises under all plans in 2024, 2023, and 2022 was $125.7, $146.5, and $110.0, respectively.

Restricted Stock Awards – During 2024 and 2023, the Company granted 0.402 and 0.280 shares, respectively, of restricted stock awards to certain employee and director participants under its compensation plans. These awards were granted at the fair market value of the share on the date of grant. Restricted stock awards granted generally vest over a period of one to five years. The Company recorded $105.7, $83.3, and $77.6 of compensation expense related to outstanding shares of restricted stock awards held by employees and directors during 2024, 2023, and 2022, respectively.

During 2024, the Company revised its equity compensation strategy to more closely align long-term management incentives with its strategic objective to deliver and sustain higher levels of organic growth. Accordingly, the total number of restricted stock awards granted during 2024 increased as compared to 2023 due primarily to the adoption of a supplemental performance-based equity compensation program for the Company’s business unit leadership teams under which 0.137 incremental three-year performance-based restricted stock awards were granted.

In connection with the revised compensation strategy noted above, certain members of the Roper senior leadership team were granted 0.072 performance-based restricted stock awards during 2024, that include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on the Company’s ranking of total shareholder return relative to the other companies within the Standard & Poor’s 500 Stock Index. Comparably, during 2023, 0.074 performance-based restricted stock awards were granted to certain members of Roper’s senior leadership team which did not contain a market modifier and do not have the ability to vest beyond 100% of the original shares granted.

Due to the extent of performance required by the vesting conditions noted above, these awards are not expected to materially increase stock-based compensation expense relative to the Company’s financial performance.

The Company uses a Monte Carlo simulation model to estimate the fair value of its performance-based restricted stock awards subject to a market modifier. The expected volatility is measured using daily logarithmic changes in the Company’s historical stock prices over the most recent period equal to the expected term. The expected term is the term remaining from the grant date to the end of the performance period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The fair value of performance-based restricted stock awards subject to a market modifier granted in 2024 was determined using the following weighted average assumptions:

2024
Weighted-average grant date fair value ($)	563.00
Risk-free interest rate (%)	4.30
Expected term (years)	2.80
Expected volatility (%)	20.12
Expected dividend yield (%)	0.50

The following table summarizes the Company’s restricted stock award activity during 2024 and 2023:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	0.445	$416.00
Granted	0.280	$439.72
Vested	(0.202)	$406.36
Forfeited	(0.083)	$434.87
Nonvested at December 31, 2023	0.440	$431.96
Granted	0.402	$552.94
Vested	(0.229)	$445.87
Forfeited	(0.058)	$522.46
Nonvested at December 31, 2024	0.555	$515.77

At December 31, 2024, there was $113.8 of total unrecognized compensation expense related to nonvested restricted stock awards granted to both employees and directors under the Company’s compensation plans. That cost is expected to be recognized over a weighted average period of 1.75 years. The total grant date fair value of restricted stock awards vested during 2024, 2023, and 2022 was $102.2, $82.2, and $98.1, respectively.

Employee Stock Purchase Plan – During 2024, 2023, and 2022, participants of the ESPP purchased 0.038, 0.038, and 0.039 shares, respectively, of Roper’s common stock for total consideration of $18.5, $15.5, and $14.3, respectively. All of these shares were purchased from Roper’s treasury shares.

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

Roper’s subsidiary, PowerPlan, Inc. (“PowerPlan”), was a defendant in an action that was pending in the U.S. District Court for the Northern District of Georgia (Lucasys Inc. v. PowerPlan, Inc., Case 1:20-cv-02987-AT) in which the plaintiff, a firm started by former PowerPlan employees, alleged PowerPlan had engaged in, among other things, anticompetitive practices in violation of federal antitrust law which impacted the plaintiff’s ability to commercialize its software and services offerings. In January 2025, PowerPlan and the plaintiff agreed to settle the matter and such was fully concluded and cash settled in January 2025 for $24.0 on a pretax basis ($17.7 after taxes).

As of December 31, 2024, Roper had $6.8 of outstanding letters of credit issued to guarantee its performance under certain services contracts or to support certain insurance programs and $49.6 of outstanding surety bonds. Certain contracts require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(14) Segment and Geographic Area Information

Our businesses are reported in three segments classified based on business model and delivery of performance obligations. The segments are: Application Software, Network Software, and Technology Enabled Products. The three reportable segments are as follows:

–Application Software—Aderant, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Procare, Strata, Transact/CBORD, Vertafore

–Network Software—ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, Loadlink, MHA, SHP, SoftWriters

–Technology Enabled Products—CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, Verathon

The Company’s chief operating decision maker (“CODM”) is a group that consists of the chief executive officer and the Board of Directors. The CODM uses operating profit to measure segment performance to evaluate resource allocation, primarily related to capital deployment towards business acquisitions, as such decisions are made by our chief executive officer and board of directors collectively.

There were no material transactions between Roper’s reportable segments during 2024, 2023, and 2022. Operating profit by reportable segment is defined as net revenues less operating costs and expenses. These costs and expenses do not include unallocated corporate general and administrative expenses or enterprise-wide stock-based compensation. Items below “Income from operations” in Roper’s Consolidated Statements of Earnings are not allocated to reportable segments.

Corporate assets are principally comprised of cash and cash equivalents, income taxes receivable, deferred tax assets, deferred compensation assets, equity investments, and property and equipment.

Selected financial information by reportable segment for 2024, 2023, and 2022 was as follows:

	Application Software	Network Software	Technology Enabled Products	Corporate	Total
2024
Net revenues	$3,868.3	$1,475.6	$1,695.3	$—	$7,039.2
Cost of sales	1,220.7	220.8	719.4	—	2,160.9
Selling, general and administrative expenses	1,624.2	588.3	401.6	267.4	2,881.5
Operating profit	$1,023.4	$666.5	$574.3	$(267.4)	$1,996.8

Depreciation and other amortization expense	$628.8	$161.0	$21.7	$1.3	$812.8

Total assets	$23,600.9	$5,348.0	$1,498.1	$887.7	$31,334.7
Capital expenditures	$17.8	$4.8	$11.7	$31.7	$66.0
Capitalized software expenditures	$43.7	$1.3	$—	$—	$45.0

2023
Net revenues	$3,186.9	$1,439.4	$1,551.5	$—	$6,177.8
Cost of sales	991.1	213.8	665.7	—	1,870.6
Selling, general and administrative expenses	1,375.0	593.2	367.1	226.7	2,562.0
Operating profit	$820.8	$632.4	$518.7	$(226.7)	$1,745.2

Depreciation and other amortization expense	$563.0	$162.5	$29.1	$0.6	$755.2

Total assets	$20,350.9	$5,363.8	$1,485.6	$967.2	$28,167.5
Capital expenditures	$20.1	$6.4	$13.8	$27.7	$68.0
Capitalized software expenditures	$39.5	$0.5	$—	$—	$40.0

2022
Net revenues	$2,639.5	$1,378.5	$1,353.8	$—	$5,371.8
Cost of sales	823.2	212.9	582.9	—	1,619.0
Selling, general and administrative expenses	1,102.3	595.0	321.8	209.2	2,228.3
Operating profit	$714.0	$570.6	$449.1	$(209.2)	$1,524.5

Depreciation and other amortization expense	$455.8	$164.2	$29.8	$0.3	$650.1

Total assets	$18,723.3	$5,467.4	$1,502.7	$1,287.4	$26,980.8
Capital expenditures	$20.7	$8.8	$9.2	$1.4	$40.1
Capitalized software expenditures	$28.5	$1.7	$—	$—	$30.2

Summarized long-lived assets information for Roper’s U.S. and foreign operations (principally in Canada, Europe, and Asia) for 2024, 2023, and 2022 was as follows:

	2024	2023	2022
United States	$303.4	$251.1	$196.5
Non-U.S.	23.9	20.1	17.1
Total long-lived assets	$327.3	$271.2	$213.6

Sales to customers outside of the U.S. accounted for a significant portion of Roper’s net revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately delivered. Roper’s net revenues for the years ended December 31, 2024, 2023, and 2022 are shown below by region, except for the U.S. and Canada, which are presented separately:

	2024	2023	2022
United States	$6,063.3	$5,304.4	$4,565.3
Canada	288.3	254.6	222.3
Europe	495.1	453.2	424.6
Asia	74.1	75.1	73.3
Rest of the world	118.4	90.5	86.3
Total net revenues	$7,039.2	$6,177.8	$5,371.8

(15) Concentration of Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, and unbilled receivables.

The Company maintains cash and cash equivalents with various major financial institutions around the world. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalent balances.

Accounts receivable and unbilled receivables subject the Company to the potential for credit risk with customers. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition.

(16)  Contract Balances

Contract balances at December 31 are set forth in the following table:

Balance sheet account	2024	2023	Change
Unbilled receivables	$127.3	$106.4	$20.9
Deferred revenue – current	(1,737.4)	(1,583.8)	(153.6)
Deferred revenue – non-current	(154.7)	(130.7)	(24.0)
Net contract assets/(liabilities)	$(1,764.8)	$(1,608.1)	$(156.7)

The change in our net contract assets/(liabilities) from December 31, 2023 to December 31, 2024 was primarily due to the timing of payments and invoicing related to SaaS and post-contract support (PCS) renewals as well as net contract liabilities assumed of approximately $69 associated with the acquisitions completed during 2024, most notably Transact.

Revenue recognized during the years ended December 31, 2024 and 2023 that was included in the deferred revenue balance on December 31, 2023 and 2022 was $1,546.5 and $1,322.0, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in each of the years ended December 31, 2024, 2023, and 2022, respectively.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recognized $53.9, $50.6, and $48.7 of operating lease expense, respectively.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the years ended December 31:

	2024	2023	2022
Operating cash flows used for operating leases	$53.6	$50.6	$48.3
Right-of-use assets obtained in exchange for operating lease obligations	$52.4	$29.6	$53.9

The following table presents the lease balances within the Consolidated Balance Sheets related to the Company’s operating leases as of December 31:

Lease assets and liabilities	Balance sheet account	2024	2023
ASSETS:
Operating lease ROU assets	Other assets	$189.4	$189.8

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	46.2	43.3
Operating lease liabilities	Other liabilities	154.8	158.7
Total operating lease liabilities		$201.0	$202.0

Future minimum lease payments under non-cancellable leases were as follows:

2025	$51.7
2026	43.6
2027	36.5
2028	28.7
2029	20.3
Thereafter	41.1
Total operating lease payments	221.9
Less: Imputed interest	(20.9)
Total operating lease liabilities	$201.0

Weighted average remaining lease term – operating leases (years)	5.8
Weighted average discount rate (%)	3.6

(18) Quarterly Financial Data (unaudited)

The unaudited interim financial information below has been adjusted to incorporate the presentation of discontinued operations. Refer to Note 3 for further information regarding discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Net revenues	$1,680.7	$1,716.8	$1,764.6	$1,877.1
Gross profit	$1,181.0	$1,193.3	$1,221.7	$1,282.3
Income from operations	$481.3	$494.2	$496.6	$524.7
Net earnings	$382.0	$337.1	$367.9	$462.3

Net earnings per share:
Basic	$3.57	$3.15	$3.43	$4.31
Diluted	$3.54	$3.12	$3.40	$4.28

2023
Net revenues	$1,469.7	$1,531.2	$1,563.4	$1,613.5
Gross profit	$1,018.6	$1,067.1	$1,096.3	$1,125.2
Income from operations	$401.0	$435.3	$446.1	$462.8
Net earnings from continuing operations	$284.3	$361.0	$345.6	$377.5
Net earnings (loss) from discontinued operations	$(1.2)	$3.9	$1.6	$11.5
Net earnings	$283.1	$364.9	$347.2	$389.0

Net earnings per share from continuing operations:
Basic	$2.67	$3.38	$3.23	$3.53
Diluted	$2.66	$3.36	$3.21	$3.50

Net earnings (loss) per share from discontinued operations:
Basic	$(0.01)	$0.04	$0.02	$0.11
Diluted	$(0.01)	$0.04	$0.02	$0.11

Net earnings per share:
Basic	$2.66	$3.42	$3.25	$3.64
Diluted	$2.65	$3.40	$3.23	$3.61

The sum of the four quarters may not agree with the total for the year due to rounding.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded the four acquisitions completed during 2024 from its assessment of internal control over financial reporting as of December 31, 2024. These acquisitions are wholly-owned subsidiaries whose total assets (excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment) represent less than 1%, and whose aggregate total revenues represent approximately 5%, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2024.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders (“2025 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, as specified below:

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors required by this Item 10 - Directors, Executive Officers and Corporate Governance is contained in the 2025 Proxy Statement under the caption “Proposal 1: Election of Directors.”

Information regarding our audit committee is contained in the 2025 Proxy Statement under the captions “Corporate Governance” and “Board Committees and Meetings.”

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

Securities Transaction Compliance Program

Roper has adopted a securities transaction compliance program applicable to its directors, officers and employees, and has implemented procedures for Roper, governing the purchase, sale, and other disposition of Roper’s securities. Roper believes its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Roper. A copy of the Roper Technologies, Inc. Securities Transaction Compliance Program is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 - Executive Compensation is contained in the 2025 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(All share amounts are in millions)

Other than as set forth below, the information required by this Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2025 Proxy Statement under the caption “Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	2.480	$368.57
Restricted stock awards (2)	0.555	—
Subtotal	3.035		5.902
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3.035	$—	5.902

(1)Consists of the Amended and Restated 2006 Incentive Plan, the 2016 Incentive Plan, as amended, and the 2021 Incentive Plan. No additional awards may be granted under the 2006 Incentive Plan or the 2016 Incentive Plan.
(2)The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 - Certain Relationships and Related Transactions, and Director Independence is contained in the 2025 Proxy Statement under the captions “Director Independence” and “Review and Approval of Related Person Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 - Principal Accountant Fees and Services is contained in the 2025 Proxy Statement under the captions “Proposal 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2025” and “Independent Public Accountant’s Fees.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report.

(1) Consolidated Financial Statements: The following Consolidated Financial Statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Earnings for the Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit No.	Description of Exhibit
(a)2.1
Equity Purchase Agreement by and among RIPIC Holdco Inc., Roper International Holding, Inc., RIPIC Equity LLC, CD&R Tree Delaware Holdings, L.P. AND, solely for purposes of section 6.25, Roper Technologies, Inc. dated as of May 29, 2022.*

(b)3.1	Amended and Restated Certificate of Incorporation effective as of June 13, 2023.
(c)3.2	Amended and Restated By-Laws.
(d)4.1	Indenture between Registrant and Wells Fargo Bank, dated as of August 4, 2008.
(e)4.2	Indenture between Registrant and Wells Fargo Bank, dated as of November 26, 2018.
(f)4.3	Form of Note.
(g)4.4	Form of 4.200% Senior Notes due 2028.
(h)4.5	Form of 3.850% Senior Notes due 2025.
(i)4.6	Form of 3.800% Senior Notes due 2026.
(j)4.7	Form of 2.950% Senior Notes due 2029.
(k)4.8	Form of 2.000% Senior Notes due 2030.
(l)4.9	Form of 1.000% Senior Notes due 2025.
(l)4.10	Form of 1.400% Senior Notes due 2027.
(l)4.11	Form of 1.750% Senior Notes due 2031.
(m)4.12	Form of 4.500% Senior Notes due 2029.
(m)4.13	Form of 4.750% Senior Notes due 2032.
(m)4.14	Form of 4.900% Senior Notes due 2034.
4.15	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.
(n)10.1	Employee Stock Purchase Plan, as Amended and Restated. †
(o)10.2	Non-Qualified Retirement Plan, as Amended and Restated. †
(p)10.3
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

(q)10.4	Amended and Restated 2006 Incentive Plan. †
(r)10.5	Form of Non-Statutory Stock Option Agreement, under the 2006 Incentive Plan. †
(s)10.6	Offer Letter to John K. Stipancich. †
(t)10.7	Form of director and officer Indemnification Agreement. †
(u)10.8	2016 Incentive Plan. †
(v)10.9	Amendment No. 1 to the 2016 Incentive Plan. †
(v)10.10	Form of Cash-Settled Restricted Stock Unit Award Agreement for Non-US Employees, under the 2016 Incentive Plan. †
(w)10.11	Form of Non-Statutory Stock Option Agreement, under the 2016 Incentive Plan. †
(w)10.12	Form of Time-Based Restricted Stock Award Agreement, under the 2016 Incentive Plan. †
(w)10.13	Form of Performance-Based Restricted Stock Award Agreement, under the 2016 Incentive Plan. †
(x)10.14	Offer Letter to Neil Hunn. †
(y)10.15	Long-Term Incentive Opportunity Agreement for Neil Hunn. †
(z)10.16	2021 Incentive Plan. †
(z)10.17	Form of Performance-Based Restricted Stock Award Agreement, under the 2021 Incentive Plan. †
(z)10.18	Form of Non-Statutory Stock Option Agreement, under the 2021 Incentive Plan. †
(z)10.19	Form of Time-Based Restricted Stock Award Agreement, under the 2021 Incentive Plan. †
(aa)10.20	Form of Performance Share Unit Award Agreement, under the 2021 Incentive Plan. †
(bb)10.21	Form of Time-Based Restricted Stock Unit Award Agreement, for use commencing in 2024 under the 2021 Incentive Plan. †
(bb)10.22	Form of Executive Officer Performance Share Unit Award Agreement, for use commencing in 2024 under the 2021 Incentive Plan. †
(bb)10.23	Form of Senior Management Performance Share Unit Award Agreement, for use commencing in 2024 under the 2021 Incentive Plan. †
(cc)10.24	Roper Technologies, Inc. Director Compensation Plan. †
(cc)10.25	Form of Non-Employee Director Restricted Stock Unit Award Agreement, under the 2021 Incentive Plan (included in Exhibit 10.24). †
(cc)10.26	Form of Non-Employee Director Restricted Stock Award Agreement, under the 2021 Incentive Plan (included in Exhibit 10.24). †
(dd)10.27	Separation Agreement and Full Release dated December 13, 2022 by and between Roper Technologies, Inc. and Robert Crisci. †
(dd)10.28	Service Provider Agreement dated December 13, 2022 by and between Roper Technologies, Inc. and Robert Crisci. †
19.1	Roper Technologies, Inc. Securities Transaction Compliance Program, filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.
(ee)97.1	Roper Technologies, Inc. Compensation Clawback Policy. †
101.INS	Inline XBRL Instance Document, furnished herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contract or compensatory plan or arrangement.
*	The related exhibits and schedules are not being filed herewith. The Company agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.
a)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2022 (file no. 1-12273).
b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2023 (file no. 1-12273).
c)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 7, 2024 (file no. 1-12273).
d)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273).
e)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed November 26, 2018 (file no. 333-228532).
f)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3ASR filed November 25, 2015 (file no. 333-208200).
g)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 28, 2018 (file no. 1-12273).
h)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 2015 (file no. 1-12273).
i)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2016 (file no. 1-12273).
j)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 26, 2019 (file no. 1-12273).
k)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2020 (file no. 1-12273).
l)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 1, 2020 (file no. 1-12273).
m)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 21, 2024 (file no. 1-12273).
n)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2024 (file no. 1-12273).
o)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed February 27, 2023 (file no. 1-12273).
p)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2022 (file no. 1-12273).
q)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
r)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
s)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
t)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018 (file no. 1-12273).
u)	Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 26, 2016 (file no. 1-12273).
v)	Incorporated herein by reference to Exhibits 10.20 and 10.21 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
w)	Incorporated herein by reference to Exhibits 10.16, 10.17, and 10.18 to the Company’s Annual Report on Form 10-K filed February 25, 2019 (file no. 1-12273).
x)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 23, 2018 (file no. 1-12273).
y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2019 (file no. 1-12273).
z)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, and 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
aa)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 22, 2024 (file no. 1-12273).
bb)	Incorporated herein by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2024 (file no. 1-12273).
cc)	Incorporated herein by reference to Exhibits 10.5, 10.6, and 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021 (file no. 1-12273).
dd)	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K/A filed December 15, 2022 (file no. 1-12273).
ee)	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 22, 2024 (file no. 1-12273).

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROPER TECHNOLOGIES, INC.
(Registrant)

By:	/s/ L. Neil Hunn	February 24, 2025
L. Neil Hunn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. NEIL HUNN	President and Chief Executive Officer	February 24, 2025
L. Neil Hunn	(Principal Executive Officer)

/s/ JASON P. CONLEY	Executive Vice President and Chief Financial Officer	February 24, 2025
Jason P. Conley	(Principal Financial Officer)

/s/ BRANDON CROSS	Vice President and Corporate Controller	February 24, 2025
Brandon Cross	(Principal Accounting Officer)

/s/ AMY WOODS BRINKLEY	Chair of the Board of Directors	February 24, 2025
Amy Woods Brinkley

/s/ SHELLYE L. ARCHAMBEAU	Director	February 24, 2025
Shellye L. Archambeau

/s/ IRENE M. ESTEVES	Director	February 24, 2025
Irene M. Esteves

/s/ ROBERT D. JOHNSON	Director	February 24, 2025
Robert D. Johnson

/s/ THOMAS P. JOYCE, JR.	Director	February 24, 2025
Thomas P. Joyce, Jr.

/s/ JOHN F. MURPHY	Director	February 24, 2025
John F. Murphy

/s/ LAURA G. THATCHER	Director	February 24, 2025
Laura G. Thatcher

/s/ RICHARD F. WALLMAN	Director	February 24, 2025
Richard F. Wallman

/s/ CHRISTOPHER WRIGHT	Director	February 24, 2025
Christopher Wright