Form 10-Q
period 2025-03-31
ROPER TECHNOLOGIES INC
filed 2025-05-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of April 25, 2025 was 107,515,397.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2025	2024
Net revenues	$1,882.8	$1,680.7
Cost of sales	589.1	499.7
Gross profit	1,293.7	1,181.0

Selling, general and administrative expenses	767.9	699.7
Income from operations	525.8	481.3

Interest expense, net	62.9	53.2
Equity investments (gain) loss, net	44.4	(57.0)
Other expense, net	0.5	1.2
Earnings before income taxes	418.0	483.9

Income taxes	86.9	101.9

Net earnings	$331.1	$382.0

Net earnings per share:
Basic	$3.08	$3.57
Diluted	$3.06	$3.54

Weighted average common shares outstanding:
Basic	107.4	107.0
Diluted	108.2	107.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
Net earnings	$331.1	$382.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19.7	(19.1)
Total other comprehensive income (loss), net of tax	19.7	(19.1)

Comprehensive income	$350.8	$362.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2025	December 31, 2024
ASSETS:

Cash and cash equivalents	$372.8	$188.2
Accounts receivable, net	813.3	885.1
Inventories, net	125.5	120.8
Income taxes receivable	20.3	25.6
Unbilled receivables	135.7	127.3
Prepaid expenses and other current assets	237.0	195.7
Total current assets	1,704.6	1,542.7

Property, plant and equipment, net	150.0	149.7
Goodwill	19,408.2	19,312.9
Other intangible assets, net	8,916.9	9,059.6
Deferred taxes	54.7	54.1
Equity investment	728.2	772.3
Other assets	456.2	443.4
Total assets	$31,418.8	$31,334.7

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$152.8	$148.1
Accrued compensation	179.1	289.0
Deferred revenue	1,667.9	1,737.4
Other accrued liabilities	544.5	546.2
Income taxes payable	144.3	68.4
Current portion of long-term debt, net	999.4	1,043.1
Total current liabilities	3,688.0	3,832.2

Long-term debt, net of current portion	6,457.0	6,579.9
Deferred taxes	1,611.6	1,630.6
Other liabilities	438.6	424.4
Total liabilities	12,195.2	12,467.1

Commitments and contingencies (Note 9)

Common stock	1.1	1.1
Additional paid-in capital	3,108.7	3,014.6
Retained earnings	16,276.9	16,034.9
Accumulated other comprehensive loss	(146.8)	(166.5)
Treasury stock	(16.3)	(16.5)
Total stockholders’ equity	19,223.6	18,867.6
Total liabilities and stockholders’ equity	$31,418.8	$31,334.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$331.1	$382.0
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	9.1	9.2
Amortization of intangible assets	204.0	185.0
Amortization of deferred financing costs	2.8	2.2
Non-cash stock compensation	38.8	33.6
Equity investments (gain) loss, net	44.4	(57.0)
Income tax provision	86.9	101.9
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	74.4	79.4
Unbilled receivables	(7.6)	(12.2)
Inventories	(4.1)	(7.9)
Prepaid expenses and other current assets	(41.3)	(26.8)
Accounts payable	2.9	0.3
Other accrued liabilities	(107.4)	(69.3)
Deferred revenue	(70.6)	(70.5)
Cash income taxes paid	(29.1)	(19.0)
Other, net	(5.6)	0.6
Cash provided by operating activities	528.7	531.5

Cash flows used in investing activities:
Acquisitions of businesses, net of cash acquired	(124.9)	(1,858.7)
Capital expenditures	(9.5)	(9.3)
Capitalized software expenditures	(12.4)	(9.6)
Other	—	(1.0)
Cash used in investing activities	(146.8)	(1,878.6)

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving line of credit, net	(125.0)	1,390.0
Cash dividends to stockholders	(88.6)	(80.5)
Proceeds from stock-based compensation, net	42.7	21.7
Treasury stock sales	7.2	5.8
Other, net	(44.1)	(0.1)
Cash provided by (used in) financing activities	(207.8)	1,336.9

Effect of exchange rate changes on cash	10.5	(5.7)

Net increase (decrease) in cash and cash equivalents	184.6	(15.9)

Cash and cash equivalents, beginning of period	188.2	214.3

Cash and cash equivalents, end of period	$372.8	$198.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2024	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6

Net earnings	—	—	331.1	—	—	331.1
Stock option exercises	—	67.4	—	—	—	67.4
Treasury stock sold	—	7.0	—	—	0.2	7.2
Currency translation adjustments	—	—	—	19.7	—	19.7
Stock-based compensation	—	38.1	—	—	—	38.1
Restricted stock activity	—	(18.4)	—	—	—	(18.4)
Dividends declared ($0.825 per share)	—	—	(89.1)	—	—	(89.1)
Balances at March 31, 2025	$1.1	$3,108.7	$16,276.9	$(146.8)	$(16.3)	$19,223.6

Balances at December 31, 2023	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8

Net earnings	—	—	382.0	—	—	382.0
Stock option exercises	—	47.4	—	—	—	47.4
Treasury stock sold	—	5.7	—	—	0.1	5.8
Currency translation adjustments	—	—	—	(19.1)	—	(19.1)
Stock-based compensation	—	34.6	—	—	—	34.6
Restricted stock activity	—	(17.6)	—	—	—	(17.6)
Dividends declared ($0.75 per share)	—	—	(80.3)	—	—	(80.3)
Balances at March 31, 2024	$1.1	$2,837.1	$15,118.0	$(141.9)	$(16.7)	$17,797.6

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2024 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2025 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update beginning with the year ended December 31, 2024.

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

Weighted average shares outstanding are presented below:

	Three months ended March 31,
	2025	2024
Basic shares outstanding	107.4	107.0
Effect of potential common stock:
Common stock awards	0.8	0.9
Diluted shares outstanding	108.2	107.9

For the three months ended March 31, 2025, there were 0.844 stock-based awards outstanding that were not included in the determination of diluted earnings per share because to do so would have been antidilutive, as compared to 0.548 stock-based awards outstanding that would have been antidilutive in the comparable period of 2024.

4.    Business Acquisitions

On February 19, 2025, Roper acquired substantially all of the assets of Muni-Link for a purchase price of $118.0, which contemplates a net present value tax benefit of approximately $20. Muni-Link is a leading provider of cloud-based utility management, billing, and customer communication software solutions for municipalities and other local governments. This acquisition has been integrated into our Neptune business and its results are reported in the Technology Enabled Products reportable segment.

The Company recorded $73.5 in goodwill and $45.6 of other identifiable intangibles in connection with this acquisition. The amortizable intangible assets include customer relationships of $41.8 (17 year useful life) and technology of $3.8 (5 year useful life).

The results of operations of the acquired business are included in Roper’s Condensed Consolidated Financial Statements from the date of acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date have not been presented because the effects of the acquisition were not material to our financial results.

On April 23, 2025, Roper acquired CentralReach Holdings, LLC (“CentralReach”) for a purchase price of approximately $1,850, which contemplates a net present value tax benefit of approximately $200. CentralReach is a leading provider of cloud-based software and artificial intelligence-enabled solutions enabling the workflow and administration of applied behavior analysis (ABA) therapy for autism spectrum disorder (ASD) and related disabilities care. The results of CentralReach will be reported in the Application Software reportable segment beginning in the second quarter of 2025. The transaction was funded using borrowings under Roper’s unsecured revolving credit facility.

5.    Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units (collectively “restricted stock awards”), stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants.

Information regarding the Company’s stock-based compensation expense, included as a component of “Selling, general and administrative expenses” (“SG&A expenses”), is provided in the following table:

	Three months ended March 31,
	2025	2024
Stock-based compensation	$38.8	$33.6
Tax benefit recognized in net earnings	$6.3	$5.9

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the three months ended March 31, 2025, 0.242 options were granted with a weighted-average fair value of $182.89 per option. During the comparable period in 2024, 0.244 options were granted with a weighted-average fair value of $173.78 per option. All options were granted with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

Roper records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option valuation model. Historical data is used to estimate the expected price volatility, the expected dividend yield, and the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option.

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option valuation model:

	Three months ended March 31,
	2025	2024
Risk-free interest rate (%)	4.12	4.15
Expected option life (years)	5.74	5.73
Expected volatility (%)	25.07	25.57
Expected dividend yield (%)	0.52	0.50

Cash received from option exercises for the three months ended March 31, 2025 and 2024 was $61.1 and $39.3, respectively.

Restricted Stock Awards – During the three months ended March 31, 2025, the Company granted 0.342 shares of restricted stock awards with a weighted-average grant date fair value of $608.04 per share. During the comparable period in 2024, the Company granted 0.337 shares of restricted stock awards with a weighted-average grant date fair value of $557.15 per share. These awards were granted at the fair market value of the share on the date of grant.

Restricted stock awards include 0.074 and 0.072 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during the three months ended March 31, 2025 and 2024, respectively, with a weighted-average grant date fair value of $663.42 and $563.04 per share, respectively. Such awards include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on the Company’s ranking of total shareholder return relative to the other companies within the Standard & Poor’s 500 Stock Index.

During the three months ended March 31, 2025, 0.093 restricted stock award shares vested with a weighted-average grant date fair value of $479.18 per share and a weighted-average vest date fair value of $582.56 per share. During the comparable period in 2024, 0.100 restricted stock award shares vested with a weighted-average grant date fair value of $437.34 per share and a weighted-average vest date fair value of $556.38 per share.

Employee Stock Purchase Plan – Roper’s employee stock purchase plan (“ESPP”) allows employees in the U.S. and Canada to designate up to 10% of eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing price on the first and last day of each quarterly offering period. Common stock sold to employees pursuant to the ESPP may be either treasury stock, stock purchased on the open market, or newly issued shares.

During the three months ended March 31, 2025 and 2024, participants of the ESPP purchased 0.016 and 0.012 shares, respectively, of Roper’s common stock for total consideration of $7.2 and $5.8, respectively. All of these shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventories were as follows:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$65.1	$65.5
Work in process	32.2	32.1
Finished products	39.4	34.4
Inventory reserves	(11.2)	(11.2)
Inventories, net	$125.5	$120.8

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2024	$14,677.6	$3,706.4	$928.9	$19,312.9
Goodwill acquired	—	—	73.5	73.5
Other	7.4	0.1	—	7.5
Currency translation adjustments	8.8	5.3	0.2	14.3
Balances at March 31, 2025	$14,693.8	$3,711.8	$1,002.6	$19,408.2

Other relates to purchase accounting adjustments for acquisitions completed in 2024.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$11,303.7	$(3,457.0)	$7,846.7
Unpatented technology	851.7	(454.7)	397.0
Patents and other protective rights	9.2	(1.9)	7.3
Assets not subject to amortization:
Trade names	808.6	—	808.6
Balances at December 31, 2024	$12,973.2	$(3,913.6)	$9,059.6

Assets subject to amortization:
Customer related intangibles	$11,354.3	$(3,623.5)	$7,730.8
Unpatented technology	794.0	(425.2)	368.8
Patents and other protective rights	9.1	(1.9)	7.2
Assets not subject to amortization:
Trade names	810.1	—	810.1
Balances at March 31, 2025	$12,967.5	$(4,050.6)	$8,916.9

Amortization expense of other intangible assets was $194.5 and $178.4 during the three months ended March 31, 2025 and 2024, respectively.

An evaluation of the carrying value of goodwill and other indefinite-lived intangibles is required to be performed on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2025. The Company will perform the annual analysis during the fourth quarter of 2025.

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

Debt – As of March 31, 2025 and December 31, 2024, the total estimated fair value of Roper’s fixed-rate senior notes was $7,108.9 and $7,005.2, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At March 31, 2025 and December 31, 2024, there were no and $125.0 borrowings outstanding under our unsecured revolving credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

Indicor Investment – As of March 31, 2025 and December 31, 2024, the Company held a 45.1% and 45.5% equity interest in Indicor Equity, LLC, respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended March 31,
	2025	2024
Beginning balance	$772.3	$675.9
Change in fair value	(44.1)	64.4
Ending balance	$728.2	$740.3

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

10.    Reportable Segments

The following table presents selected financial information by reportable segment:

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$1,068.2	$375.9	$438.7	$1,882.8	$895.2	$370.8	$414.7	$1,680.7
Cost of sales	347.4	60.3	181.4	589.1	269.5	54.5	175.7	499.7
SG&A expenses	444.0	148.9	103.7	696.6	386.1	149.3	102.8	638.2
Operating profit*	$276.8	$166.7	$153.6	$597.1	$239.6	$167.0	$136.2	$542.8

Depreciation and other amortization	$165.6	$41.3	$5.4	$212.3	$147.7	$40.3	$6.0	$194.0

Capital expenditures	$4.3	$2.6	$2.4	$9.3	$4.7	$1.3	$2.7	$8.7
Capitalized software expenditures	$12.4	$—	$—	$12.4	$9.5	$0.1	$—	$9.6

* Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $71.3 and $61.5 for the three months ended March 31, 2025 and 2024, respectively, and are included within consolidated SG&A expenses to arrive at “Income from operations” in our Condensed Consolidated Statements of Earnings. Items below “Income from operations” are not allocated to reportable segments.

The following table presents selected asset information by reportable segment:

	March 31, 2025	December 31, 2024
Total assets:
Application Software	$23,474.1	$23,600.9
Network Software	5,312.1	5,348.0
Technology Enabled Products	1,676.9	1,498.1
Segments Total	$30,463.1	$30,447.0

11.    Revenues from Contracts

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

	Three months ended March 31, 2025				Three months ended March 31, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$769.4	$275.3	$8.9	$1,053.6	$693.6	$267.8	$5.6	$967.0
Reoccurring	133.9	67.7	—	201.6	53.6	68.6	—	122.2
Non-recurring	164.9	32.9	—	197.8	148.0	34.4	—	182.4
Total Software Revenue	1,068.2	375.9	8.9	1,453.0	895.2	370.8	5.6	1,271.6

Product Revenue	—	—	429.8	429.8	—	—	409.1	409.1
Total Revenue	$1,068.2	$375.9	$438.7	$1,882.8	$895.2	$370.8	$414.7	$1,680.7

Remaining Performance Obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of March 31, 2025, total remaining performance obligations were $4,656.8. We expect to recognize revenues of $3,033.8, or approximately 65% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	March 31, 2025	December 31, 2024	Change
Unbilled receivables	$135.7	$127.3	$8.4
Deferred revenue – current	(1,667.9)	(1,737.4)	69.5
Deferred revenue – non-current (1)	(164.9)	(154.7)	(10.2)
Net contract assets/(liabilities)	$(1,697.1)	$(1,764.8)	$67.7
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2024 to March 31, 2025 was primarily due to the timing of payments and invoicing related to SaaS and post-contract support (“PCS”) renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the deferred revenue balance on December 31, 2024 and 2023 was $774.4 and $693.9, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, we had $91.6 and $90.5 of total deferred commissions, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) as filed on February 24, 2025 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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
•risks related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs (including repeal of the United States-Mexico-Canada Agreement);
•increased warranty exposure;
•environmental compliance costs and liabilities;
•the effect of, or change in, government regulations (including tax);
•risks associated with the use of artificial intelligence;
•economic disruption caused by armed conflicts (such as the war in Ukraine and the conflict in the Middle East), terrorist attacks, health crises, or other unforeseen geopolitical events; and
•the factors discussed in other reports we file with the SEC from time to time.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended March 31,
	2025	2024
Net revenues:
Application Software	$1,068.2	$895.2
Network Software	375.9	370.8
Technology Enabled Products	438.7	414.7
Total	$1,882.8	$1,680.7

Gross margin:
Application Software	67.5%	69.9%
Network Software	84.0%	85.3%
Technology Enabled Products	58.7%	57.6%
Total	68.7%	70.3%

Selling, general and administrative expenses:
Application Software	(41.6)%	(43.1)%
Network Software	(39.6)%	(40.3)%
Technology Enabled Products	(23.6)%	(24.8)%
Total	(37.0)%	(38.0)%

Segment operating margin:
Application Software	25.9%	26.8%
Network Software	44.3%	45.0%
Technology Enabled Products	35.0%	32.8%
Total	31.7%	32.3%

Corporate administrative expenses *	(3.8)%	(3.7)%
Income from operations	27.9	28.6
Interest expense, net	(3.3)	(3.2)
Equity investments gain (loss), net	(2.4)	3.4
Other expense, net	—	(0.1)
Earnings before income taxes	22.2	28.8
Income taxes	(4.6)	(6.1)
Net earnings	17.6%	22.7%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Net revenues for the three months ended March 31, 2025 were $1,882.8 as compared to $1,680.7 for the three months ended March 31, 2024, an increase of 12.0%. The components of revenue growth for the three months ended March 31, 2025 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	19.3%	1.4%	5.8%	12.0%
Less Impact of:
Acquisitions	13.6	1.0	0.3	7.6
Foreign Exchange	(0.2)	(0.3)	(0.5)	(0.4)
Organic Revenue Growth	5.9%	0.7%	6.0%	4.8%

In our Application Software segment, net revenues in the first quarter of 2025 grew 19.3% to $1,068.2 as compared to $895.2 in the first quarter of 2024, led by acquisition contribution from Transact and Procare. The growth of 5.9% in organic revenues was broad-based across the segment, led by our businesses serving the acute healthcare, project-based business/government contracting, and property and casualty insurance markets. Gross margin decreased to 67.5% in the first quarter of 2025 as compared to 69.9% in the first quarter of 2024 due primarily to a lower gross margin profile associated with the higher payments revenue mix at Transact and Procare. SG&A expenses as a percentage of net revenues decreased to 41.6% in the first quarter of 2025 as compared to 43.1% in the first quarter of 2024, due primarily to operating leverage on higher organic revenues and a lower SG&A profile associated with the higher payments revenue mix at Transact and Procare. The resulting operating margin was 25.9% in the first quarter of 2025 as compared to 26.8% in the first quarter of 2024.

In our Network Software segment, net revenues in the first quarter of 2025 grew 1.4% to $375.9 as compared to $370.8 in the first quarter of 2024. The growth of 0.7% in organic revenues was led by our network software businesses serving the construction and freight match markets. These increases were partially offset by a decline in our alternate site group purchasing business, and a decline in our media and entertainment software business primarily related to end-market conditions. Gross margin decreased to 84.0% in the first quarter of 2025 as compared to 85.3% in the first quarter of 2024 due primarily to new product investment and reduced leverage. SG&A expenses as a percentage of net revenues decreased to 39.6% in the first quarter of 2025 as compared to 40.3% in the first quarter of 2024 due primarily to improved operating leverage. As a result, operating margin was 44.3% in the first quarter of 2025 as compared to 45.0% in the first quarter of 2024.

In our Technology Enabled Products segment, net revenues in the first quarter of 2025 grew 5.8% to $438.7 as compared to $414.7 in the first quarter of 2024. The growth of 6.0% in organic revenues was led by certain of our medical products businesses, highlighted by our precision measurement business, as well as growth in our water meter technology business. Gross margin increased to 58.7% in the first quarter of 2025 as compared to 57.6% in the first quarter of 2024 due primarily to improved leverage on higher organic revenues and revenue mix. SG&A expenses as a percentage of net revenues decreased to 23.6% in the first quarter of 2025 as compared to 24.8% in the first quarter of 2024 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 35.0% in the first quarter of 2025 as compared to 32.8% in the first quarter of 2024.

Corporate expenses increased to $71.3, or 3.8% of net revenues, in the first quarter of 2025 as compared to $61.5, or 3.7% of net revenues, in the first quarter of 2024. The dollar increase was due primarily to higher compensation expense, predominantly driven by increased stock-based compensation expense.

Interest expense, net, increased to $62.9 for the first quarter of 2025 as compared to $53.2 for the first quarter of 2024 due primarily to a higher weighted-average fixed-rate debt balance and interest rate, partially offset by a lower weighted-average revolving credit facility balance.

Equity investments (gain) loss, net, was a loss of $44.4 in the first quarter of 2025 due primarily to a $44.1 decrease in the fair value of our equity investment in Indicor. Equity investments (gain) loss, net, was a gain of $57.0 in the first quarter of 2024 due primarily to a $64.4 increase in the fair value of our equity investment in Indicor, partially offset by our proportionate share of net loss associated with the investment in Certinia of $7.6 in accordance with the equity method of accounting. Changes in the fair value of our Indicor investment are primarily due to fluctuations in the equity values of comparable guideline public companies.

Income taxes as a percentage of pretax earnings decreased to 20.8% for the first quarter of 2025 as compared to 21.1% for the first quarter of 2024. The 2025 rate was favorably impacted by increased stock-based compensation tax benefits.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 3.5% to $3,033.8 at March 31, 2025 as compared to $2,932.4 at March 31, 2024 due primarily to organic growth in our Application Software and Network Software segments as well as acquisitions in our Application Software segment, partially offset by a decrease in our Technology Enabled Products segment associated with the normalization of supply chain ordering patterns.

	Backlog as of March 31,
	2025	2024
Application Software	$2,174.1	$1,961.5
Network Software	548.5	491.9
Technology Enabled Products	311.2	479.0
Total	$3,033.8	$2,932.4

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
Cash provided by (used in):	2025	2024
Operating activities	$528.7	$531.5
Investing activities	$(146.8)	$(1,878.6)
Financing activities	$(207.8)	$1,336.9

Operating activities – Net cash provided by operating activities decreased by 1% to $528.7 in the three months ended March 31, 2025 as compared to $531.5 in the three months ended March 31, 2024 primarily due to the cash payment of $24.0 related to settled litigation, payments associated with incentive compensation, and higher cash taxes paid, partially offset by higher net earnings net of non-cash expenses.

Investing activities – Cash used in investing activities during the three months ended March 31, 2025 was primarily for the acquisition of Muni-Link. Cash used in investing activities during the three months ended March 31, 2024 was primarily for the acquisition of Procare.

Financing activities – Cash used in financing activities during the three months ended March 31, 2025 was primarily for net repayments on our unsecured revolving credit facility and dividend payments. Cash provided by financing activities during the three months ended March 31, 2024 was primarily from net borrowings under our unsecured revolving credit facility to fund the acquisition of Procare, partially offset by dividend payments.

Total debt consisted of the following:

As of March 31, 2025
Fixed-rate senior notes	$7,500.0
Other	0.2
Less: Deferred financing costs	(43.8)
Total debt, net of deferred financing costs	7,456.4
Less: Current portion, net of deferred financing costs	(999.4)
Long-term debt, net of deferred financing costs	$6,457.0

The interest rate on borrowings under the $3,500.0 unsecured revolving credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At March 31, 2025, we had no borrowings outstanding under our unsecured revolving credit facility and $6.8 of outstanding letters of credit. Subsequently, our acquisition of CentralReach on April 23, 2025 was funded using borrowings under our unsecured revolving credit facility.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 51.5% or $191.9 at March 31, 2025 as compared to 69.5% or $130.8 at December 31, 2024. The increase in foreign cash was due primarily to the cash generated at our foreign subsidiaries during the three months ended March 31, 2025, partially offset by cash repatriation of $10.0. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the three months ended March 31, 2025.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,356.8 at March 31, 2025 as compared to negative $1,434.6 at December 31, 2024. The change in net working capital was primarily driven by the timing of payments associated with incentive compensation, the reduction in deferred revenue predominantly due to the timing of SaaS renewals associated with Frontline, the payment for settled litigation, and payment timing associated with prepaid expenses, partially offset by an increase in income taxes payable and a decrease in accounts receivable. Total debt, net of deferred financing costs was $7,456.4 at March 31, 2025 as compared to $7,623.0 at December 31, 2024. Our leverage is presented in the following table:

	March 31, 2025	December 31, 2024
Total debt, net of deferred financing costs	$7,456.4	$7,623.0
Less: Cash and cash equivalents	(372.8)	(188.2)
Net debt	7,083.6	7,434.8
Stockholders’ equity	19,223.6	18,867.6
Total net capital	$26,307.2	$26,302.4

Net debt / Total net capital	26.9%	28.3%

Capital expenditures were $9.5 for the three months ended March 31, 2025 as compared to $9.3 for the three months ended March 31, 2024. Capitalized software expenditures were $12.4 for the three months ended March 31, 2025 as compared to $9.6 for the three months ended March 31, 2024. We expect the aggregate of capital expenditures and capitalized software expenditures for 2025 to be comparable to prior years as a percentage of net revenues.

Outlook

Current geopolitical and economic uncertainties, including inflation, tariffs and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine, as well as the conflict in the Middle East), significant terrorist attack, other global conflict, widespread cybersecurity event or information technology failure, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies, the impact of the aforementioned geopolitical and economic uncertainties, and the financial markets generally. None of these factors can be predicted with certainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2025.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our 2024 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K.

ITEM 5.    OTHER INFORMATION

On February 5, 2025, L. Neil Hunn, our President and Chief Executive Officer and a member of our Board of Directors, adopted a 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the exercise and sale of up to 30,000 stock options, subject to certain price limitations set forth in the plan. The 10b5-1 trading plan was adopted during an open insider trading window, and no sales will commence under the plan until completion of the required cooling-off period. The 10b5-1 trading plan terminates on November 17, 2025, unless terminated sooner in accordance with its terms.

ITEM 6.    EXHIBITS

10.1	Form of Non-Statutory Stock Option Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan, filed herewith.

10.2	Form of Time-Based Restricted Stock Unit Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan, filed herewith.

10.3	Form of Executive Officer Performance Share Unit Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan, filed herewith.

10.4	Form of Senior Management Performance Share Unit Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	May 2, 2025
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	May 2, 2025
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	May 2, 2025
Brandon Cross	(Principal Accounting Officer)