Form 10-Q
period 2025-06-30
ROPER TECHNOLOGIES INC
filed 2025-08-01
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of July 25, 2025 was 107,613,824.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenues	$1,943.6	$1,716.8	$3,826.4	$3,397.5
Cost of sales	598.2	523.5	1,187.3	1,023.2
Gross profit	1,345.4	1,193.3	2,639.1	2,374.3

Selling, general and administrative expenses	797.1	699.1	1,565.0	1,398.8
Income from operations	548.3	494.2	1,074.1	975.5

Interest expense, net	79.1	67.5	142.0	120.7
Equity investments (gain) loss, net	(16.6)	0.8	27.8	(56.2)
Other expense, net	0.5	0.6	1.0	1.8
Earnings before income taxes	485.3	425.3	903.3	909.2

Income taxes	107.0	88.2	193.9	190.1

Net earnings	$378.3	$337.1	$709.4	$719.1

Net earnings per share:
Basic	$3.52	$3.15	$6.60	$6.72
Diluted	$3.49	$3.12	$6.55	$6.66

Weighted average common shares outstanding:
Basic	107.6	107.1	107.5	107.0
Diluted	108.4	107.9	108.3	107.9

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net earnings	$378.3	$337.1	$709.4	$719.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	42.7	(0.9)	62.4	(20.0)
Total other comprehensive income (loss), net of tax	42.7	(0.9)	62.4	(20.0)

Comprehensive income	$421.0	$336.2	$771.8	$699.1

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2025	December 31, 2024
ASSETS:

Cash and cash equivalents	$242.4	$188.2
Accounts receivable, net	868.8	885.1
Inventories, net	132.2	120.8
Income taxes receivable	50.0	25.6
Unbilled receivables	140.0	127.3
Prepaid expenses and other current assets	220.9	195.7
Total current assets	1,654.3	1,542.7

Property, plant and equipment, net	156.5	149.7
Goodwill	20,507.6	19,312.9
Other intangible assets, net	9,627.4	9,059.6
Deferred taxes	54.6	54.1
Equity investment	739.7	772.3
Other assets	480.3	443.4
Total assets	$33,220.4	$31,334.7

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$159.4	$148.1
Accrued compensation	213.8	289.0
Deferred revenue	1,618.1	1,737.4
Other accrued liabilities	520.3	546.2
Income taxes payable	53.1	68.4
Current portion of long-term debt, net	999.8	1,043.1
Total current liabilities	3,564.5	3,832.2

Long-term debt, net of current portion	7,859.2	6,579.9
Deferred taxes	1,706.0	1,630.6
Other liabilities	456.8	424.4
Total liabilities	13,586.5	12,467.1

Commitments and contingencies (Note 9)

Common stock	1.1	1.1
Additional paid-in capital	3,187.1	3,014.6
Retained earnings	16,565.9	16,034.9
Accumulated other comprehensive loss	(104.1)	(166.5)
Treasury stock	(16.1)	(16.5)
Total stockholders’ equity	19,633.9	18,867.6
Total liabilities and stockholders’ equity	$33,220.4	$31,334.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$709.4	$719.1
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	19.6	18.5
Amortization of intangible assets	417.2	377.2
Amortization of deferred financing costs	5.5	4.5
Non-cash stock compensation	82.7	73.3
Equity investments (gain) loss, net	27.8	(56.2)
Income tax provision	193.9	190.1
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	37.4	96.7
Unbilled receivables	(9.7)	(17.7)
Inventories	(9.6)	(11.0)
Prepaid expenses and other current assets	(22.9)	(30.7)
Accounts payable	7.0	4.5
Other accrued liabilities	(115.4)	(47.3)
Deferred revenue	(132.7)	(122.6)
Cash taxes paid for gain on disposal of equity investment	(30.2)	—
Cash income taxes paid, excluding tax associated with gain on disposal of equity investment	(233.7)	(284.3)
Other, net	(13.5)	1.5
Cash provided by operating activities	932.8	915.6

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(2,005.2)	(1,858.3)
Capital expenditures	(26.0)	(15.9)
Capitalized software expenditures	(26.8)	(20.5)
Distributions from equity investment	5.1	8.4
Other	1.6	(1.1)
Cash used in investing activities	(2,051.3)	(1,887.4)

Cash flows from (used in) financing activities:
Borrowings under revolving line of credit, net	1,275.0	1,090.0
Cash dividends to stockholders	(177.2)	(160.6)
Proceeds from stock-based compensation, net	73.8	75.9
Treasury stock sales	12.5	10.3
Other, net	(43.9)	(0.2)
Cash provided by financing activities	1,140.2	1,015.4

Effect of exchange rate changes on cash	32.5	(6.4)

Net increase in cash and cash equivalents	54.2	37.2

Cash and cash equivalents, beginning of period	188.2	214.3

Cash and cash equivalents, end of period	$242.4	$251.5

Non-cash investing and financing activities:
Equity consideration for business acquisition	$7.3	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2025	$1.1	$3,108.7	$16,276.9	$(146.8)	$(16.3)	$19,223.6
Net earnings	—	—	378.3	—	—	378.3
Stock option exercises	—	24.0	—	—	—	24.0
Treasury stock sold	—	5.2	—	—	0.1	5.3
Equity consideration for business acquisition	—	7.2	—	—	0.1	7.3
Currency translation adjustments	—	—	—	42.7	—	42.7
Stock-based compensation	—	43.1	—	—	—	43.1
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.825 per share)	—	—	(89.3)	—	—	(89.3)
Balances at June 30, 2025	$1.1	$3,187.1	$16,565.9	$(104.1)	$(16.1)	$19,633.9

Balances at December 31, 2024	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6
Net earnings	—	—	709.4	—	—	709.4
Stock option exercises	—	91.4	—	—	—	91.4
Treasury stock sold	—	12.2	—	—	0.3	12.5
Equity consideration for business acquisition	—	7.2	—	—	0.1	7.3
Currency translation adjustments	—	—	—	62.4	—	62.4
Stock-based compensation	—	81.2	—	—	—	81.2
Restricted stock activity	—	(19.5)	—	—	—	(19.5)
Dividends declared ($1.65 per share)	—	—	(178.4)	—	—	(178.4)
Balances at June 30, 2025	$1.1	$3,187.1	$16,565.9	$(104.1)	$(16.1)	$19,633.9

Balances at March 31, 2024	$1.1	$2,837.1	$15,118.0	$(141.9)	$(16.7)	$17,797.6
Net earnings	—	—	337.1	—	—	337.1
Stock option exercises	—	42.6	—	—	—	42.6
Treasury stock sold	—	4.4	—	—	0.1	4.5
Currency translation adjustments	—	—	—	(0.9)	—	(0.9)
Stock-based compensation	—	39.4	—	—	—	39.4
Restricted stock activity	—	(0.5)	—	—	—	(0.5)
Dividends declared ($0.75 per share)	—	—	(80.8)	—	—	(80.8)
Balances at June 30, 2024	$1.1	$2,923.0	$15,374.3	$(142.8)	$(16.6)	$18,139.0

Balances at December 31, 2023	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8
Net earnings	—	—	719.1	—	—	719.1
Stock option exercises	—	90.0	—	—	—	90.0
Treasury stock sold	—	10.1	—	—	0.2	10.3
Currency translation adjustments	—	—	—	(20.0)	—	(20.0)
Stock-based compensation	—	74.0	—	—	—	74.0
Restricted stock activity	—	(18.1)	—	—	—	(18.1)
Dividends declared ($1.50 per share)	—	—	(161.1)	—	—	(161.1)
Balances at June 30, 2024	$1.1	$2,923.0	$15,374.3	$(142.8)	$(16.6)	$18,139.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2024 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2025 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which expands income tax disclosure requirements, including disaggregation of rate reconciliation table categories, disaggregation of earnings before income taxes and income tax expense information, and disaggregation of income taxes paid information, among other changes. This guidance is effective for annual periods beginning after December 15, 2024. The impact of adopting this ASU will include expanded disclosures for income taxes paid and effective tax rate in the Company’s annual Notes to Consolidated Financial Statements.

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

Weighted average shares outstanding are presented below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic shares outstanding	107.6	107.1	107.5	107.0
Effect of potential common stock:
Common stock awards	0.8	0.8	0.8	0.9
Diluted shares outstanding	108.4	107.9	108.3	107.9

For the three and six months ended June 30, 2025, there were 0.705 and 0.758 stock-based awards outstanding, respectively, that were not included in the determination of diluted earnings per share because to do so would have been antidilutive, as compared to 0.387 and 0.384 stock-based awards outstanding that would have been antidilutive in the respective comparable periods of 2024.

4.    Business Acquisitions

On April 23, 2025, Roper acquired CentralReach Holdings, LLC (“CentralReach”) for a purchase price of $1,850, net of cash acquired and certain liabilities assumed. The purchase price contemplates a net present value tax benefit of approximately $200 which is expected to be utilized over the subsequent 15 years. CentralReach is a leading provider of cloud-based software and artificial intelligence-enabled solutions enabling the workflow and administration of applied behavior analysis (ABA) therapy for autism spectrum disorder (ASD) and related disabilities care. The transaction was funded using borrowings under Roper’s unsecured revolving credit facility. The results of CentralReach are reported in the Application Software reportable segment.

The Company recorded $1,049.0 in goodwill, $48.0 assigned to trade names that are not subject to amortization, and $842.0 of other identifiable intangibles in connection with the CentralReach acquisition. The amortizable intangible assets include customer relationships of $776.0 (19 year useful life) and technology of $66.0 (6 year useful life). Net assets acquired also include approximately $89 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes. Approximately $590 of goodwill is expected to be deductible for income tax purposes.

During the six months ended June 30, 2025, Roper completed two bolt-on acquisitions (Muni-Link and Outgo) for purchase prices totaling $157.4, net of cash acquired and certain liabilities assumed.

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

On May 15, 2025, Roper acquired Outgo Inc. (“Outgo”) for a purchase price of $39.4, net of cash acquired and certain liabilities assumed. The purchase price includes $7.3 of equity consideration in the form of common shares transferred from Roper’s treasury stock, measured at fair value. Outgo is a provider of cloud-based freight payment software and artificial intelligence-enabled factoring solutions that automate invoicing, underwriting, payments, and collections for commercial trucking. This acquisition has been integrated into our DAT business and its results are reported in the Network Software reportable segment.

The Company recorded $92.6 in goodwill and $56.5 of other identifiable intangibles in connection with these two bolt-on acquisitions. The amortizable intangible assets include customer relationships of $51.8 (17.0 year weighted average useful life) and technology of $4.7 (5.0 year weighted average useful life). Approximately $74 of goodwill is expected to be deductible for income tax purposes.

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

On July 25, 2025, Roper acquired Subsplash TopCo, LLC (“Subsplash”) for a purchase price of approximately $800. Subsplash is a leading provider of artificial-intelligence enabled, cloud-based software providing digital engagement, church management, and integrated giving solutions for faith-based organizations. The results of Subsplash will be reported in the Network Software reportable segment beginning in the third quarter of 2025.

On July 28, 2025, Roper acquired Brickyard Topco, Inc. (“Orchard Software”) for a purchase price of approximately $175. Orchard Software is a provider of laboratory information management systems for hospitals, reference labs, physician groups, and public health entities. This acquisition is being integrated into our Clinisys business and its results will be reported in the Application Software reportable segment beginning in the third quarter of 2025.

On July 30, 2025, Roper acquired Flexport Freight Tech LLC (“Convoy”) for a purchase price of approximately $250, which contemplates a net present value tax benefit of approximately $41. Convoy is a leading provider of automated load management and digital freight-matching technology, matching trusted brokers and carriers for commercial trucking. This acquisition is integrating into our DAT business and its results will be reported in the Network Software reportable segment beginning in the third quarter of 2025.

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

Information regarding the Company’s stock-based compensation expense, included as a component of “Selling, general and administrative expenses” (“SG&A expenses”), is provided in the following table:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock-based compensation	$43.9	$39.7	$82.7	$73.3
Tax benefit recognized in net earnings	$6.8	$6.7	$13.1	$12.6

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the six months ended June 30, 2025, 0.271 options were granted with a weighted-average fair value of $181.63 per option. During the comparable period in 2024, 0.263 options were granted with a weighted-average fair value of $173.72 per option. All options were granted with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option valuation model:

	Six months ended June 30,
	2025	2024
Risk-free interest rate (%)	4.10	4.17
Expected option life (years)	5.74	5.73
Expected volatility (%)	25.10	25.57
Expected dividend yield (%)	0.52	0.51

Cash received from option exercises for the six months ended June 30, 2025 and 2024 was $91.0 and $88.1, respectively.

Restricted Stock Awards – During the six months ended June 30, 2025, the Company granted 0.403 shares of restricted stock awards with a weighted-average grant date fair value of $601.02 per share. During the comparable period in 2024, the Company granted 0.368 shares of restricted stock awards with a weighted-average grant date fair value of $555.12 per share. These awards were granted at the fair market value of the shares on the date of grant.

Restricted stock awards include 0.074 and 0.072 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during the six months ended June 30, 2025 and 2024, respectively, with a weighted-average grant date fair value of $663.42 and $563.03 per share, respectively. Such awards include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on the Company’s ranking of total shareholder return relative to the other companies within the Standard & Poor’s 500 Stock Index.

During the six months ended June 30, 2025, 0.102 restricted stock award shares vested with a weighted-average grant date fair value of $479.88 per share and a weighted-average vest date fair value of $579.12 per share. During the comparable period in 2024, 0.105 restricted stock award shares vested with a weighted-average grant date fair value of $438.44 per share and a weighted-average vest date fair value of $555.71 per share.

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

During the six months ended June 30, 2025 and 2024, participants of the ESPP purchased 0.026 and 0.021 shares, respectively, of Roper’s common stock for total consideration of $12.5 and $10.3, respectively. All of these shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventories were as follows:

	June 30, 2025	December 31, 2024
Raw materials and supplies	$71.5	$65.5
Work in process	28.5	32.1
Finished products	44.0	34.4
Inventory reserves	(11.8)	(11.2)
Inventories, net	$132.2	$120.8

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2024	$14,677.6	$3,706.4	$928.9	$19,312.9
Goodwill acquired	1,049.0	19.1	73.5	1,141.6
Other	6.3	0.4	0.4	7.1
Currency translation adjustments	28.5	16.5	1.0	46.0
Balances at June 30, 2025	$15,761.4	$3,742.4	$1,003.8	$20,507.6

Other relates to purchase accounting adjustments for completed acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$11,303.7	$(3,457.0)	$7,846.7
Unpatented technology	851.7	(454.7)	397.0
Patents and other protective rights	9.2	(1.9)	7.3
Assets not subject to amortization:
Trade names	808.6	—	808.6
Balances at December 31, 2024	$12,973.2	$(3,913.6)	$9,059.6

Assets subject to amortization:
Customer related intangibles	$12,157.7	$(3,802.0)	$8,355.7
Unpatented technology	860.7	(457.2)	403.5
Patents and other protective rights	9.1	(2.0)	7.1
Assets not subject to amortization:
Trade names	861.1	—	861.1
Balances at June 30, 2025	$13,888.6	$(4,261.2)	$9,627.4

Amortization expense of other intangible assets was $203.0 and $184.9 during the three months ended June 30, 2025 and 2024, respectively, and $397.5 and $363.3 during the six months ended June 30, 2025 and 2024, respectively.

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

Debt – As of June 30, 2025 and December 31, 2024, the total estimated fair value of Roper’s fixed-rate senior notes was $7,189.6 and $7,005.2, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At June 30, 2025 and December 31, 2024, there were $1,400.0 and $125.0 of borrowings outstanding under our unsecured revolving credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

Indicor Investment – As of June 30, 2025 and December 31, 2024, the Company held a 44.7% and 45.5% equity interest in Indicor Equity, LLC (“Indicor”), respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$728.2	$740.3	$772.3	$675.9
Change in fair value	11.5	(9.3)	(32.6)	55.1
Ending balance	$739.7	$731.0	$739.7	$731.0

The Company received dividend distributions from Indicor of $5.1 during the three and six months ended June 30, 2025 and $8.4 during the three and six months ended June 30, 2024, which are reported within “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

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

10.    Reportable Segments

The following table presents selected financial information by reportable segment:

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$1,094.9	$385.4	$463.3	$1,943.6	$931.8	$364.2	$420.8	$1,716.8
Cost of sales	341.6	64.6	192.0	598.2	290.7	56.4	176.4	523.5
SG&A expenses	458.7	151.5	107.2	717.4	390.0	148.7	97.7	636.4
Operating profit*	$294.6	$169.3	$164.1	$628.0	$251.1	$159.1	$146.7	$556.9

Depreciation and other amortization	$175.7	$41.3	$5.9	$222.9	$155.2	$40.3	$5.6	$201.1

Capital expenditures	$9.6	$2.0	$3.6	$15.2	$3.3	$1.0	$2.1	$6.4
Capitalized software expenditures	$14.4	$—	$—	$14.4	$10.5	$0.4	$—	$10.9

	Six months ended June 30, 2025				Six months ended June 30, 2024
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$2,163.1	$761.3	$902.0	$3,826.4	$1,827.0	$735.0	$835.5	$3,397.5
Cost of sales	689.0	124.9	373.4	1,187.3	560.2	110.9	352.1	1,023.2
SG&A expenses	902.7	300.4	210.9	1,414.0	776.1	298.0	200.5	1,274.6
Operating profit*	$571.4	$336.0	$317.7	$1,225.1	$490.7	$326.1	$282.9	$1,099.7

Depreciation and other amortization	$341.3	$82.6	$11.3	$435.2	$302.9	$80.6	$11.6	$395.1

Capital expenditures	$13.9	$4.6	$6.0	$24.5	$8.0	$2.3	$4.8	$15.1
Capitalized software expenditures	$26.8	$—	$—	$26.8	$20.0	$0.5	$—	$20.5

* Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $79.7 and $62.7 for the three months ended June 30, 2025 and 2024, respectively, and $151.0 and $124.2 for the six months ended June 30, 2025 and 2024, respectively, and are included within consolidated SG&A expenses to arrive at “Income from operations” in our Condensed Consolidated Statements of Earnings. Items below “Income from operations” are not allocated to reportable segments.

The following table presents selected asset information by reportable segment:

	June 30, 2025	December 31, 2024
Total assets:
Application Software	$25,348.3	$23,600.9
Network Software	5,356.4	5,348.0
Technology Enabled Products	1,723.4	1,498.1
Segments Total	$32,428.1	$30,447.0

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

	Three months ended June 30, 2025				Three months ended June 30, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$806.0	$279.6	$11.7	$1,097.3	$700.2	$263.1	$6.2	$969.5
Reoccurring	116.8	70.6	—	187.4	80.5	66.6	—	147.1
Non-recurring	172.1	35.2	—	207.3	151.1	34.5	—	185.6
Total Software Revenue	1,094.9	385.4	11.7	1,492.0	931.8	364.2	6.2	1,302.2

Product Revenue	—	—	451.6	451.6	—	—	414.6	414.6
Total Revenue	$1,094.9	$385.4	$463.3	$1,943.6	$931.8	$364.2	$420.8	$1,716.8

	Six months ended June 30, 2025				Six months ended June 30, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,575.4	$554.9	$20.6	$2,150.9	$1,393.8	$530.9	$11.8	$1,936.5
Reoccurring	250.7	138.3	—	389.0	134.1	135.2	—	269.3
Non-recurring	337.0	68.1	—	405.1	299.1	68.9	—	368.0
Total Software Revenue	2,163.1	761.3	20.6	2,945.0	1,827.0	735.0	11.8	2,573.8

Product Revenue	—	—	881.4	881.4	—	—	823.7	823.7
Total Revenue	$2,163.1	$761.3	$902.0	$3,826.4	$1,827.0	$735.0	$835.5	$3,397.5

Remaining Performance Obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of June 30, 2025, total remaining performance obligations were $4,581.0. We expect to recognize revenues of $2,961.3, or approximately 65% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	June 30, 2025	December 31, 2024	Change
Unbilled receivables	$140.0	$127.3	$12.7
Deferred revenue – current	(1,618.1)	(1,737.4)	119.3
Deferred revenue – non-current (1)	(169.6)	(154.7)	(14.9)
Net contract assets/(liabilities)	$(1,647.7)	$(1,764.8)	$117.1
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2024 to June 30, 2025 was primarily due to the timing of payments and invoicing related to SaaS and post-contract support (“PCS”) renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized that was included in the deferred revenue balance on December 31, 2024 and 2023 was $531.6 and $464.2 for the three months ended June 30, 2025 and 2024, respectively, and $1,306.0 and $1,158.1 for the six months ended June 30, 2025 and 2024, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, we had $97.2 and $90.5 of total deferred commissions, respectively.

12.    Subsequent Events

On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”), which introduced tax reform provisions that amend, eliminate, or extend certain tax rules under the Inflation Reduction Act and the Tax Cuts and Jobs Act. Legislative changes include the repeal of the requirement to capitalize and amortize domestic research and development (“R&D”) expenditures, providing the Company with a cash tax benefit. The Company continues to assess the broader impacts of the OBBBA.

Refer to Note 4 for information regarding business acquisitions.

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
•economic disruption caused by armed conflicts (such as the war in Ukraine and the conflicts in the Middle East), terrorist attacks, health crises, or other unforeseen geopolitical events; and
•the factors discussed in other reports we file with the SEC from time to time.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenues:
Application Software	$1,094.9	$931.8	$2,163.1	$1,827.0
Network Software	385.4	364.2	761.3	735.0
Technology Enabled Products	463.3	420.8	902.0	835.5
Total	$1,943.6	$1,716.8	$3,826.4	$3,397.5

Gross margin:
Application Software	68.8%	68.8%	68.1%	69.3%
Network Software	83.2%	84.5%	83.6%	84.9%
Technology Enabled Products	58.6%	58.1%	58.6%	57.9%
Total	69.2%	69.5%	69.0%	69.9%

Selling, general and administrative expenses:
Application Software	(41.9)%	(41.9)%	(41.7)%	(42.5)%
Network Software	(39.3)%	(40.8)%	(39.5)%	(40.5)%
Technology Enabled Products	(23.1)%	(23.2)%	(23.4)%	(24.0)%
Total	(36.9)%	(37.1)%	(37.0)%	(37.5)%

Segment operating margin:
Application Software	26.9%	26.9%	26.4%	26.9%
Network Software	43.9%	43.7%	44.1%	44.4%
Technology Enabled Products	35.4%	34.9%	35.2%	33.9%
Total	32.3%	32.4%	32.0%	32.4%

Corporate administrative expenses *	(4.1)%	(3.7)%	(3.9)%	(3.7)%
Income from operations	28.2	28.8	28.1	28.7
Interest expense, net	(4.1)	(3.9)	(3.7)	(3.6)
Equity investments gain (loss), net	0.9	—	(0.7)	1.7
Other expense, net	—	—	—	(0.1)
Earnings before income taxes	25.0	24.8	23.6	26.8
Income taxes	(5.5)	(5.1)	(5.1)	(5.6)
Net earnings	19.5%	19.6%	18.5%	21.2%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net revenues for the three months ended June 30, 2025 were $1,943.6 as compared to $1,716.8 for the three months ended June 30, 2024, an increase of 13.2%. The components of revenue growth for the three months ended June 30, 2025 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	17.5%	5.8%	10.1%	13.2%
Less Impact of:
Acquisitions	10.6	1.1	0.9	6.2
Foreign Exchange	0.4	—	0.1	0.3
Organic Revenue Growth	6.5%	4.7%	9.1%	6.7%

In our Application Software segment, net revenues in the second quarter of 2025 grew 17.5% to $1,094.9 as compared to $931.8 in the second quarter of 2024, led by acquisition contribution from Transact and CentralReach. The growth of 6.5% in organic revenues was broad-based across the segment, led by our businesses serving the acute healthcare, property and casualty insurance, and legal markets. Gross margin remained consistent at 68.8% in both the second quarter of 2025 and 2024 due primarily to improved leverage on higher organic revenues, offset by a lower gross margin profile associated with the higher payments revenue mix at Transact. SG&A expenses as a percentage of net revenues remained consistent at 41.9% in both the second quarter of 2025 and 2024 due primarily to operating leverage on higher organic revenues, offset by higher amortization of acquired intangibles from the acquisition of CentralReach. As a result, operating margin was 26.9% in both the second quarter of 2025 and 2024.

In our Network Software segment, net revenues in the second quarter of 2025 grew 5.8% to $385.4 as compared to $364.2 in the second quarter of 2024. The growth of 4.7% in organic revenues was led by our network software businesses serving the construction, freight match, and alternate site healthcare markets, partially offset by a decline in our media and entertainment software business primarily related to end-market conditions. Gross margin decreased to 83.2% in the second quarter of 2025 as compared to 84.5% in the second quarter of 2024 due primarily to revenue mix. SG&A expenses as a percentage of net revenues decreased to 39.3% in the second quarter of 2025 as compared to 40.8% in the second quarter of 2024 due primarily to operating leverage on higher organic revenues. As a result, operating margin was 43.9% in the second quarter of 2025 as compared to 43.7% in the first quarter of 2024.

In our Technology Enabled Products segment, net revenues in the second quarter of 2025 grew 10.1% to $463.3 as compared to $420.8 in the second quarter of 2024. The growth of 9.1% in organic revenues was broad-based across the segment, led by our medical products businesses and our water meter technology business. Gross margin increased to 58.6% in the second quarter of 2025 as compared to 58.1% in the second quarter of 2024 due primarily to improved leverage on higher organic revenues and revenue mix. SG&A expenses as a percentage of net revenues remained relatively consistent at 23.1% in the second quarter of 2025 as compared to 23.2% in the second quarter of 2024. The resulting operating margin was 35.4% in the second quarter of 2025 as compared to 34.9% in the second quarter of 2024.

Corporate expenses increased to $79.7, or 4.1% of net revenues, in the second quarter of 2025 as compared to $62.7, or 3.7% of net revenues, in the second quarter of 2024. The dollar increase was due primarily to higher compensation and acquisition-related expenses.

Interest expense, net, increased to $79.1 for the second quarter of 2025 as compared to $67.5 for the second quarter of 2024 due primarily to a higher weighted-average fixed-rate debt balance and interest rate, partially offset by a lower weighted-average revolving credit facility balance and interest rate.

Equity investments activity, net, was a gain of $16.6 in the second quarter of 2025 due to an $11.5 increase in the fair value of our equity investment in Indicor and $5.1 of dividend distributions received from Indicor. Equity investments activity, net, was a loss of $0.8 in the second quarter of 2024 due primarily to a $9.3 decrease in the fair value of our equity investment in Indicor, offset by $8.4 of dividend distributions received from Indicor. Changes in the fair value of our Indicor investment are primarily due to fluctuations in the equity values of comparable guideline public companies.

Income taxes as a percentage of pretax earnings increased to 22.0% for the second quarter of 2025 as compared to 20.7% for the second quarter of 2024, due primarily to the release of valuation allowances in 2024.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 4.4% to $2,961.3 at June 30, 2025 as compared to $2,836.4 at June 30, 2024 due primarily to organic growth and acquisitions in our Application Software segment as well as organic growth in our Network Software segment, partially offset by a decrease in our Technology Enabled Products segment associated with the normalization of supply chain ordering patterns.

	Backlog as of June 30,
	2025	2024
Application Software	$2,129.3	$1,926.9
Network Software	534.0	496.2
Technology Enabled Products	298.0	413.3
Total	$2,961.3	$2,836.4

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net revenues for the six months ended June 30, 2025 were $3,826.4 as compared to $3,397.5 for the six months ended June 30, 2024, an increase of 12.6%. The components of revenue growth for the six months ended June 30, 2025 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	18.4%	3.6%	8.0%	12.6%
Less Impact of:
Acquisitions	12.1	1.0	0.6	6.9
Foreign Exchange	0.1	(0.1)	(0.1)	(0.1)
Organic Revenue Growth	6.2%	2.7%	7.5%	5.8%

In our Application Software segment, net revenues in the six months ended June 30, 2025 grew 18.4% to $2,163.1 as compared to $1,827.0 in the six months ended June 30, 2024, led by acquisition contribution from Transact, Procare, and CentralReach. The growth of 6.2% in organic revenues was broad-based across the segment, led by our businesses serving the acute healthcare, property and casualty insurance, and legal markets. Gross margin decreased to 68.1% in the six months ended June 30, 2025 as compared to 69.3% in the six months ended June 30, 2024 due primarily to a lower gross margin profile associated with the higher payments revenue mix at Transact and Procare, partially offset by operating leverage on higher organic revenues. SG&A expenses as a percentage of net revenues decreased to 41.7% in the six months ended June 30, 2025 as compared to 42.5% in the six months ended June 30, 2024, due primarily to operating leverage on higher organic revenues and a lower SG&A profile associated with the higher payments revenue mix at Transact and Procare. These benefits were partially offset by higher amortization of acquired intangibles from the acquisition of CentralReach. As a result, operating margin was 26.4% in the six months ended June 30, 2025 as compared to 26.9% in the six months ended June 30, 2024.

In our Network Software segment, net revenues in the six months ended June 30, 2025 grew 3.6% to $761.3 as compared to $735.0 in the six months ended June 30, 2024. The growth of 2.7% in organic revenues was led by our network software businesses serving the construction and freight match markets. These increases were partially offset by a decline in our media and entertainment software business primarily related to end-market conditions. Gross margin decreased to 83.6% in the six months ended June 30, 2025 as compared to 84.9% in the six months ended June 30, 2024 due primarily to revenue mix. SG&A expenses as a percentage of net revenues decreased to 39.5% in the six months ended June 30, 2025 as compared to 40.5% in the six months ended June 30, 2024 due primarily to operating leverage on higher organic revenues. As a result, operating margin was 44.1% in the six months ended June 30, 2025 as compared to 44.4% in the six months ended June 30, 2024.

In our Technology Enabled Products segment, net revenues in the six months ended June 30, 2025 grew 8.0% to $902.0 as compared to $835.5 in the six months ended June 30, 2024. The growth of 7.5% in organic revenues was led by our medical products businesses, highlighted by our precision measurement business, and growth in our water meter technology business. Gross margin increased to 58.6% in the six months ended June 30, 2025 as compared to 57.9% in the six months ended June 30, 2024 due primarily to improved leverage on higher organic revenues and revenue mix. SG&A expenses as a percentage of net revenues decreased to 23.4% in the six months ended June 30, 2025 as compared to 24.0% in the six months ended June 30, 2024 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 35.2% in the six months ended June 30, 2025 as compared to 33.9% in the six months ended June 30, 2024.

Corporate expenses increased to $151.0, or 3.9% of net revenues, in the six months ended June 30, 2025 as compared to $124.2, or 3.7% of net revenues, in the six months ended June 30, 2024. The dollar increase was due primarily to higher compensation expense, including higher stock-based compensation expense.

Interest expense, net, increased to $142.0 for the six months ended June 30, 2025 as compared to $120.7 for the six months ended June 30, 2024 due primarily to a higher weighted-average fixed-rate debt balance and interest rate, partially offset by a lower weighted-average revolving credit facility balance.

Equity investments activity, net, was a loss of $27.8 in the six months ended June 30, 2025 due primarily to a $32.6 decrease in the fair value of our equity investment in Indicor, partially offset by $5.1 of dividend distributions received from Indicor. Equity investments activity, net, was a gain of $56.2 in the six months ended June 30, 2024 due primarily to a $55.1 increase in the fair value of our equity investment in Indicor. Changes in the fair value of our Indicor investment are primarily due to fluctuations in the equity values of comparable guideline public companies.

Income taxes as a percentage of pretax earnings increased to 21.5% for the six months ended June 30, 2025 as compared to 20.9% for the six months ended June 30, 2024, due primarily to the release of valuation allowances in 2024, partially offset by increased stock-based compensation tax benefits.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended June 30,
Cash provided by (used in):	2025	2024
Operating activities	$932.8	$915.6
Investing activities	$(2,051.3)	$(1,887.4)
Financing activities	$1,140.2	$1,015.4

Operating activities – Net cash provided by operating activities increased by 2% to $932.8 in the six months ended June 30, 2025 as compared to $915.6 in the six months ended June 30, 2024 primarily due to higher net earnings net of non-cash expenses, and a benefit to cash income taxes paid of approximately $60 in the second quarter of 2025 in connection with the repeal of the requirement to capitalize and amortize domestic R&D expenditures under Internal Revenue Code Section 174. These increases were partially offset by less cash provided by net working capital primarily related to changes in the balances of accounts receivable and accrued expenses, including the payment of $24.0 related to settled litigation, and $30.2 of cash taxes paid in 2025 associated with our sale of the equity investment in Certinia in 2024.

Investing activities – Cash used in investing activities during the six months ended June 30, 2025 was primarily for the acquisitions of CentralReach, Muni-Link, and Outgo. Cash used in investing activities during the six months ended June 30, 2024 was primarily for the acquisition of Procare.

Financing activities – Cash provided by financing activities during the six months ended June 30, 2025 was primarily from net borrowings under our unsecured revolving credit facility to fund the acquisition of CentralReach, and net proceeds from stock-based compensation, partially offset by dividend payments. Cash provided by financing activities during the six months ended June 30, 2024 was primarily from net borrowings under our unsecured revolving credit facility to fund the acquisition of Procare, and net proceeds from stock-based compensation, partially offset by dividend payments.

Total debt consisted of the following:

As of June 30, 2025
Fixed-rate senior notes	$7,500.0
Unsecured revolving credit facility	1,400.0
Other	0.2
Less: Deferred financing costs	(41.2)
Total debt, net of deferred financing costs	8,859.0
Less: Current portion, net of deferred financing costs	(999.8)
Long-term debt, net of deferred financing costs	$7,859.2

The interest rate on borrowings under the $3,500.0 unsecured revolving credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At June 30, 2025, we had $1,400.0 of borrowings outstanding under our unsecured revolving credit facility and $7.0 of outstanding letters of credit. Subsequent to June 30, 2025, our acquisitions of Subsplash on July 25, 2025, Orchard Software on July 28, 2025, and Convoy on July 30, 2025 were funded using borrowings under our unsecured revolving credit facility.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 71.2% or $172.5 at June 30, 2025 as compared to 69.5% or $130.8 at December 31, 2024. The increase in foreign cash was due primarily to the cash generated at our foreign subsidiaries during the six months ended June 30, 2025, partially offset by cash repatriation of $135.7. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the six months ended June 30, 2025.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,152.8 at June 30, 2025 as compared to negative $1,434.6 at December 31, 2024. The change in net working capital was primarily driven by the reduction in deferred revenue predominantly due to the timing of SaaS renewals associated with Frontline, the timing of payments associated with incentive compensation, changes in tax-related balances, and the payment for settled litigation, partially offset by a decrease in accounts receivable. Total debt, net of deferred financing costs was $8,859.0 at June 30, 2025 as compared to $7,623.0 at December 31, 2024. Our leverage is presented in the following table:

	June 30, 2025	December 31, 2024
Total debt, net of deferred financing costs	$8,859.0	$7,623.0
Less: Cash and cash equivalents	(242.4)	(188.2)
Net debt	8,616.6	7,434.8
Stockholders’ equity	19,633.9	18,867.6
Total net capital	$28,250.5	$26,302.4

Net debt / Total net capital	30.5%	28.3%

Capital expenditures were $26.0 for the six months ended June 30, 2025 as compared to $15.9 for the six months ended June 30, 2024. Capitalized software expenditures were $26.8 for the six months ended June 30, 2025 as compared to $20.5 for the six months ended June 30, 2024. We expect the aggregate of capital expenditures and capitalized software expenditures for 2025 to be comparable to prior years as a percentage of net revenues.

The enactment of the OBBBA on July 4, 2025 introduced various tax reform provisions, among which include the repeal of the requirement to capitalize and amortize domestic R&D expenditures. Currently, the OBBBA is expected to provide a full year 2025 cash tax benefit of approximately $150, with a cash tax benefit of approximately $120 expected in 2026. We continue to assess the broader impacts of the OBBBA.

Outlook

Current geopolitical and economic uncertainties, including inflation, tariffs and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing war in Ukraine, as well as the conflicts in the Middle East), significant terrorist attack, other global conflict, widespread cybersecurity event or information technology failure, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2025.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our 2024 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2025, the Company transferred 12,930 shares of common stock from treasury stock as equity consideration in connection with our acquisition of Outgo. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

10.1	First Amendment to Roper Technologies, Inc. Director Compensation Plan, filed herewith.

10.2	Form of Non-Employee Director Unrestricted Stock Award Agreement, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	August 1, 2025
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	August 1, 2025
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	August 1, 2025
Brandon Cross	(Principal Accounting Officer)