Form 10-Q
period 2025-09-30
ROPER TECHNOLOGIES INC
filed 2025-10-31
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 24, 2025 was 107,637,430.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$2,017.5	$1,764.6	$5,843.9	$5,162.1
Cost of sales	614.5	542.9	1,801.8	1,566.1
Gross profit	1,403.0	1,221.7	4,042.1	3,596.0

Selling, general and administrative expenses	830.0	725.1	2,395.0	2,123.9
Income from operations	573.0	496.6	1,647.1	1,472.1

Interest expense, net	89.7	67.7	231.7	188.4
Equity investments (gain) loss, net	(12.9)	(37.4)	14.9	(93.6)
Other (income) expense, net	(2.0)	(0.9)	(1.0)	0.9
Earnings before income taxes	498.2	467.2	1,401.5	1,376.4

Income taxes	99.7	99.3	293.6	289.4
Net earnings	$398.5	$367.9	$1,107.9	$1,087.0

Net earnings per share:
Basic	$3.70	$3.43	$10.31	$10.15
Diluted	$3.68	$3.40	$10.23	$10.06

Weighted average common shares outstanding:
Basic	107.6	107.2	107.5	107.1
Diluted	108.4	108.1	108.3	108.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net earnings	$398.5	$367.9	$1,107.9	$1,087.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.9)	35.4	56.5	15.4
Total other comprehensive income (loss), net of tax	(5.9)	35.4	56.5	15.4

Comprehensive income	$392.6	$403.3	$1,164.4	$1,102.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2025	December 31, 2024
ASSETS:

Cash and cash equivalents	$320.0	$188.2
Accounts receivable, net	910.2	885.1
Inventories, net	140.8	120.8
Income taxes receivable	63.5	25.6
Unbilled receivables	140.9	127.3
Prepaid expenses and other current assets	227.8	195.7
Total current assets	1,803.2	1,542.7

Property, plant and equipment, net	157.6	149.7
Goodwill	21,336.7	19,312.9
Other intangible assets, net	9,966.5	9,059.6
Deferred taxes	54.8	54.1
Equity investment	756.0	772.3
Other assets	509.6	443.4
Total assets	$34,584.4	$31,334.7

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$167.4	$148.1
Accrued compensation	274.9	289.0
Deferred revenue	1,809.1	1,737.4
Other accrued liabilities	538.0	546.2
Income taxes payable	35.8	68.4
Current portion of long-term debt, net	300.0	1,043.1
Total current liabilities	3,125.2	3,832.2

Long-term debt, net of current portion	9,154.1	6,579.9
Deferred taxes	1,822.5	1,630.6
Other liabilities	489.8	424.4
Total liabilities	14,591.6	12,467.1

Commitments and contingencies (Note 11)

Common stock	1.1	1.1
Additional paid-in capital	3,242.7	3,014.6
Retained earnings	16,875.0	16,034.9
Accumulated other comprehensive loss	(110.0)	(166.5)
Treasury stock	(16.0)	(16.5)
Total stockholders’ equity	19,992.8	18,867.6
Total liabilities and stockholders’ equity	$34,584.4	$31,334.7

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,107.9	$1,087.0
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	29.9	27.9
Amortization of intangible assets	638.0	573.8
Amortization of deferred financing costs	8.6	7.0
Non-cash stock compensation	128.7	112.9
Equity investments (gain) loss, net	14.9	(93.6)
Income tax provision	293.6	289.4
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(0.5)	82.8
Unbilled receivables	(7.2)	(17.1)
Inventories	(18.2)	(8.3)
Prepaid expenses and other current assets	(27.9)	(21.9)
Accounts payable	13.2	(7.2)
Other accrued liabilities	(48.9)	(1.7)
Deferred revenue	28.5	24.5
Cash taxes paid for gain on disposal of equity investment	(30.2)	—
Cash income taxes paid, excluding tax associated with gain on disposal of equity investment	(307.6)	(383.1)
Other, net	(20.5)	(1.4)
Cash provided by operating activities	1,802.3	1,671.0

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(3,280.4)	(3,464.1)
Capital expenditures	(37.6)	(39.2)
Capitalized software expenditures	(42.8)	(33.4)
Distributions from equity investment	5.1	9.5
Other	1.7	(1.0)
Cash used in investing activities	(3,354.0)	(3,528.2)

Cash flows from (used in) financing activities:
Proceeds from senior notes	2,000.0	2,000.0
Payments of senior notes	(700.0)	(500.0)
Borrowings under revolving line of credit, net	585.0	565.0
Debt issuance costs	(19.5)	(24.7)
Cash dividends to stockholders	(266.0)	(241.1)
Proceeds from stock-based compensation, net	79.4	88.1
Treasury stock sales	17.4	14.5
Other, net	(42.0)	(0.1)
Cash provided by financing activities	1,654.3	1,901.7

Effect of exchange rate changes on cash	29.2	10.8

Net increase in cash and cash equivalents	131.8	55.3

Cash and cash equivalents, beginning of period	188.2	214.3

Cash and cash equivalents, end of period	$320.0	$269.6

Non-cash investing and financing activities:
Equity consideration for business acquisition	$7.3	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2025	$1.1	$3,187.1	$16,565.9	$(104.1)	$(16.1)	$19,633.9
Net earnings	—	—	398.5	—	—	398.5
Stock option exercises	—	6.1	—	—	—	6.1
Treasury stock sold	—	4.8	—	—	0.1	4.9
Currency translation adjustments	—	—	—	(5.9)	—	(5.9)
Stock-based compensation	—	45.7	—	—	—	45.7
Restricted stock activity	—	(1.0)	—	—	—	(1.0)
Dividends declared ($0.825 per share)	—	—	(89.4)	—	—	(89.4)
Balances at September 30, 2025	$1.1	$3,242.7	$16,875.0	$(110.0)	$(16.0)	$19,992.8

Balances at December 31, 2024	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6
Net earnings	—	—	1,107.9	—	—	1,107.9
Stock option exercises	—	97.5	—	—	—	97.5
Treasury stock sold	—	17.0	—	—	0.4	17.4
Equity consideration for business acquisition	—	7.2	—	—	0.1	7.3
Currency translation adjustments	—	—	—	56.5	—	56.5
Stock-based compensation	—	126.9	—	—	—	126.9
Restricted stock activity	—	(20.5)	—	—	—	(20.5)
Dividends declared ($2.475 per share)	—	—	(267.8)	—	—	(267.8)
Balances at September 30, 2025	$1.1	$3,242.7	$16,875.0	$(110.0)	$(16.0)	$19,992.8

Balances at June 30, 2024	$1.1	$2,923.0	$15,374.3	$(142.8)	$(16.6)	$18,139.0
Net earnings	—	—	367.9	—	—	367.9
Stock option exercises	—	14.3	—	—	—	14.3
Treasury stock sold	—	4.1	—	—	0.1	4.2
Currency translation adjustments	—	—	—	35.4	—	35.4
Stock-based compensation	—	39.2	—	—	—	39.2
Restricted stock activity	—	(3.7)	—	—	—	(3.7)
Dividends declared ($0.75 per share)	—	—	(80.8)	—	—	(80.8)
Balances at September 30, 2024	$1.1	$2,976.9	$15,661.4	$(107.4)	$(16.5)	$18,515.5

Balances at December 31, 2023	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8
Net earnings	—	—	1,087.0	—	—	1,087.0
Stock option exercises	—	104.3	—	—	—	104.3
Treasury stock sold	—	14.2	—	—	0.3	14.5
Currency translation adjustments	—	—	—	15.4	—	15.4
Stock-based compensation	—	113.2	—	—	—	113.2
Restricted stock activity	—	(21.8)	—	—	—	(21.8)
Dividends declared ($2.25 per share)	—	—	(241.9)	—	—	(241.9)
Balances at September 30, 2024	$1.1	$2,976.9	$15,661.4	$(107.4)	$(16.5)	$18,515.5

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollar and share amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2024 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2025 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06), which updates the threshold for cost capitalization of internal-use software development costs by removing all references to project development stages and adding considerations for evaluating the probable-to-complete recognition threshold. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

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

Weighted average shares outstanding are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic shares outstanding	107.6	107.2	107.5	107.1
Effect of potential common stock:
Common stock awards	0.8	0.9	0.8	0.9
Diluted shares outstanding	108.4	108.1	108.3	108.0

For the three and nine months ended September 30, 2025, there were 0.823 and 0.810 stock-based awards outstanding, respectively, that were not included in the determination of diluted earnings per share because to do so would have been antidilutive, as compared to 0.408 and 0.412 stock-based awards outstanding that would have been antidilutive in the respective comparable periods of 2024.

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

The Company recorded $1,049.0 in goodwill, $48.0 assigned to trade names that are not subject to amortization, and $842.0 of other identifiable intangibles in connection with the CentralReach acquisition. The amortizable intangible assets include customer relationships of $776.0 (19 year useful life) and technology of $66.0 (6 year useful life). Including measurement period adjustment, net assets acquired also include approximately $84 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes. Approximately $590 of goodwill is expected to be deductible for income tax purposes.

On July 25, 2025, Roper acquired Subsplash TopCo, LLC (“Subsplash”) for a purchase price of $800.0, net of cash acquired and certain liabilities assumed. Subsplash is a leading provider of artificial intelligence-enabled, cloud-based software providing digital engagement, church management, and integrated giving solutions for faith-based organizations. The results of Subsplash are reported in the Network Software reportable segment.

The Company recorded $513.9 in goodwill, $26.0 assigned to trade names that are not subject to amortization, and $365.1 of other identifiable intangibles in connection with the Subsplash acquisition. The amortizable intangible assets include customer relationships of $328.1 (17 year useful life) and technology of $37.0 (6 year useful life). Net assets acquired also include approximately $91 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes.

During the nine months ended September 30, 2025, Roper also completed the following bolt-on acquisitions listed below for purchase prices totaling $648.5, net of cash acquired and certain liabilities assumed.

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

On July 28, 2025, Roper acquired Brickyard Topco, Inc. (“Orchard Software”) for a purchase price of $174.0, net of cash acquired and certain liabilities assumed. Orchard Software is a provider of laboratory information management systems for hospitals, reference labs, physician groups, and public health entities. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment.

On July 30, 2025, Roper acquired Flexport Freight Tech LLC (“Convoy”) for a purchase price of $250.0, net of cash acquired. The purchase price contemplates a net present value tax benefit of approximately $41 which is expected to be utilized over the subsequent 15 years. Convoy is a leading provider of automated load management and digital freight-matching technology, matching trusted brokers and carriers for commercial trucking. This acquisition has been integrated into our DAT business and its results are reported in the Network Software reportable segment.

On August 8, 2025, Roper acquired the legal technology assets of Zero Cognitive Systems, Inc. (HerculesAI), a provider of artificial intelligence-enabled solutions, automating billing compliance, email filing, and timekeeping workflows for law firms. This acquisition has been integrated into our Aderant business and its results are reported in the Application Software reportable segment.

On August 15, 2025, Roper acquired Spectrum AI, Inc., a provider of care access solutions and artificial intelligence-enabled software, enabling data capture, automating documentation, and providing analytics for ABA therapy clinicians. This acquisition has been integrated into our CentralReach business and its results are reported in the Application Software reportable segment.

The Company recorded $448.0 in goodwill, $8.4 assigned to trade names that are not subject to amortization, and $206.3 of other identifiable intangibles in connection with these bolt-on acquisitions. The amortizable intangible assets include customer relationships of $121.9 (16.7 year weighted average useful life) and technology of $84.4 (7.5 year weighted average useful life). Approximately $273 of goodwill is expected to be deductible for income tax purposes.

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

Information regarding the Company’s stock-based compensation expense, included as a component of “Selling, general and administrative expenses” (“SG&A expenses”), is provided in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock-based compensation	$46.0	$39.6	$128.7	$112.9
Tax benefit recognized in net earnings	$7.1	$6.7	$20.2	$19.3

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the nine months ended September 30, 2025, 0.285 options were granted with a weighted-average fair value of $180.74 per option. During the comparable period in 2024, 0.283 options were granted with a weighted-average fair value of $173.30 per option. All options were granted with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option valuation model:

	Nine months ended September 30,
	2025	2024
Risk-free interest rate (%)	4.09	4.15
Expected option life (years)	5.74	5.73
Expected volatility (%)	25.11	25.55
Expected dividend yield (%)	0.53	0.51

Cash received from option exercises for the nine months ended September 30, 2025 and 2024 was $97.5 and $104.0, respectively.

Restricted Stock Awards – During the nine months ended September 30, 2025, the Company granted 0.436 shares of restricted stock awards with a weighted-average grant date fair value of $594.78 per share. During the comparable period in 2024, the Company granted 0.396 shares of restricted stock awards with a weighted-average grant date fair value of $554.52 per share. These awards were granted at the fair market value of the shares on the date of grant.

Restricted stock awards include 0.074 and 0.072 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during the nine months ended September 30, 2025 and 2024, respectively, with a weighted-average grant date fair value of $663.42 and $563.03 per share, respectively. Such awards include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, subject to a market modifier based on the Company’s ranking of total shareholder return relative to the other companies within the Standard & Poor’s 500 Stock Index.

During the nine months ended September 30, 2025, 0.106 restricted stock award shares vested with a weighted-average grant date fair value of $479.96 per share and a weighted-average vest date fair value of $576.58 per share. During the comparable period in 2024, 0.122 restricted stock award shares vested with a weighted-average grant date fair value of $433.13 per share and a weighted-average vest date fair value of $555.61 per share.

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

During the nine months ended September 30, 2025 and 2024, participants of the ESPP purchased 0.037 and 0.029 shares, respectively, of Roper’s common stock for total consideration of $17.4 and $14.5, respectively. All of these shares were purchased from Roper’s treasury shares.

6.    Inventories

The components of inventories were as follows:

	September 30, 2025	December 31, 2024
Raw materials and supplies	$71.7	$65.5
Work in process	32.5	32.1
Finished products	49.0	34.4
Inventory reserves	(12.4)	(11.2)
Inventories, net	$140.8	$120.8

7.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2024	$14,677.6	$3,706.4	$928.9	$19,312.9
Goodwill acquired	1,234.5	702.9	73.5	2,010.9
Other	(27.3)	0.4	0.4	(26.5)
Currency translation adjustments	25.2	13.5	0.7	39.4
Balances at September 30, 2025	$15,910.0	$4,423.2	$1,003.5	$21,336.7

Other relates to purchase accounting adjustments for completed acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$11,303.7	$(3,457.0)	$7,846.7
Unpatented technology	851.7	(454.7)	397.0
Patents and other protective rights	9.2	(1.9)	7.3
Assets not subject to amortization:
Trade names	808.6	—	808.6
Balances at December 31, 2024	$12,973.2	$(3,913.6)	$9,059.6

Assets subject to amortization:
Customer related intangibles	$12,321.5	$(3,742.8)	$8,578.7
Unpatented technology	904.9	(419.3)	485.6
Patents and other protective rights	9.1	(2.2)	6.9
Assets not subject to amortization:
Trade names	895.3	—	895.3
Balances at September 30, 2025	$14,130.8	$(4,164.3)	$9,966.5

Amortization expense of other intangible assets was $209.6 and $188.7 during the three months ended September 30, 2025 and 2024, respectively, and $607.1 and $552.0 during the nine months ended September 30, 2025 and 2024, respectively.

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

8.    Income Taxes

On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”), which introduced tax reform provisions that amend, eliminate, or extend certain tax rules under the Inflation Reduction Act and the Tax Cuts and Jobs Act. Legislative changes, including the repeal of the requirement to capitalize and amortize domestic research and development (“R&D”) expenditures, provided the Company with a cash tax benefit as well as an increase to the effective tax rate of approximately 3.1% in the third quarter of 2025. The Company will continue to assess the broader impacts of the OBBBA as further information becomes available.

9.    Long-Term Debt

On August 12, 2025, the Company completed a public offering of $500.0 aggregate principal amount of 4.250% senior unsecured notes due September 15, 2028 (the “2028 Notes”), $500.0 aggregate principal amount of 4.450% senior unsecured notes due September 15, 2030 (the “2030 Notes”), and $1,000.0 aggregate principal amount of 5.100% senior unsecured notes due September 15, 2035 (the “2035 Notes” and, collectively with the 2028 Notes and the 2030 Notes, the “Notes”). The net proceeds from the issuance of the Notes were used to repay a portion of the borrowings outstanding under our unsecured credit facility associated with our 2025 acquisitions, as well as to repay a portion of the senior notes due in 2025.

Each series of Notes bears interest at a fixed rate. Interest on the Notes will be payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026.

Roper may redeem some or all of the Notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities. Roper is also entitled to redeem some or all of the Notes at 100% of their principal amount plus accrued and unpaid interest, on or after applicable par call dates in advance of maturity.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment with all of Roper’s existing and future unsecured senior indebtedness. The Notes are effectively subordinated in right of payment to any of our future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes are not guaranteed by any of Roper’s subsidiaries and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of Roper’s subsidiaries.

On September 15, 2025, $700.0 of 1.000% senior notes due 2025 were repaid at maturity using borrowings under our unsecured revolving credit facility and a portion of the net proceeds from the issuance of the Notes.

10.    Fair Value

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

Debt – As of September 30, 2025 and December 31, 2024, the total estimated fair value of Roper’s fixed-rate senior notes was $8,568.4 and $7,005.2, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At September 30, 2025 and December 31, 2024, there were $710.0 and $125.0 of borrowings outstanding under our unsecured revolving credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

Indicor Investment – As of September 30, 2025 and December 31, 2024, the Company held a 44.2% and 45.5% equity interest in Indicor Equity, LLC (“Indicor”), respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

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

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$739.7	$731.0	$772.3	$675.9
Change in fair value	16.3	37.6	(16.3)	92.7
Ending balance	$756.0	$768.6	$756.0	$768.6

During the three months ended September 30, 2025, the Company did not receive a dividend distribution from Indicor. During the three months ended September 30, 2024, the Company received a $1.1 dividend distribution from Indicor. The Company received $5.1 and $9.5 of dividend distributions from Indicor during the nine months ended September 30, 2025 and 2024, respectively, which are reported within “Equity investments (gain) loss, net” in our Condensed Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

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

12.    Reportable Segments

The following table presents selected financial information by reportable segment:

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$1,161.0	$413.4	$443.1	$2,017.5	$984.4	$367.1	$413.1	$1,764.6
Cost of sales	360.0	66.5	188.0	614.5	311.6	55.3	176.0	542.9
SG&A expenses	478.0	168.8	104.9	751.7	413.0	145.8	96.0	654.8
Operating profit*	$323.0	$178.1	$150.2	$651.3	$259.8	$166.0	$141.1	$566.9

Depreciation and other amortization	$180.5	$43.8	$5.9	$230.2	$160.3	$40.3	$5.1	$205.7

Capital expenditures	$4.6	$2.5	$2.3	$9.4	$3.9	$1.7	$2.5	$8.1
Capitalized software expenditures	$16.0	$—	$—	$16.0	$12.4	$0.5	$—	$12.9

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$3,324.1	$1,174.7	$1,345.1	$5,843.9	$2,811.4	$1,102.1	$1,248.6	$5,162.1
Cost of sales	1,049.0	191.4	561.4	1,801.8	871.8	166.2	528.1	1,566.1
SG&A expenses	1,380.7	469.2	315.8	2,165.7	1,189.1	443.8	296.5	1,929.4
Operating profit*	$894.4	$514.1	$467.9	$1,876.4	$750.5	$492.1	$424.0	$1,666.6

Depreciation and other amortization	$521.8	$126.4	$17.2	$665.4	$463.2	$120.9	$16.7	$600.8

Capital expenditures	$18.5	$7.1	$8.3	$33.9	$11.9	$4.0	$7.3	$23.2
Capitalized software expenditures	$42.8	$—	$—	$42.8	$32.4	$1.0	$—	$33.4

* Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $78.3 and $70.3 for the three months ended September 30, 2025 and 2024, respectively, and $229.3 and $194.5 for the nine months ended September 30, 2025 and 2024, respectively, and are included within consolidated SG&A expenses to arrive at “Income from operations” in our Condensed Consolidated Statements of Earnings. Items below “Income from operations” are not allocated to reportable segments.

The following table presents selected asset information by reportable segment:

	September 30, 2025	December 31, 2024
Total assets:
Application Software	$25,495.2	$23,600.9
Network Software	6,518.2	5,348.0
Technology Enabled Products	1,777.8	1,498.1
Segments Total	$33,791.2	$30,447.0

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

	Three months ended September 30, 2025				Three months ended September 30, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$851.5	$294.8	$12.6	$1,158.9	$732.7	$266.5	$6.7	$1,005.9
Reoccurring	143.8	82.4	—	226.2	100.3	66.2	—	166.5
Non-recurring	165.7	36.2	—	201.9	151.4	34.4	—	185.8
Total Software Revenue	1,161.0	413.4	12.6	1,587.0	984.4	367.1	6.7	1,358.2

Product Revenue	—	—	430.5	430.5	—	—	406.4	406.4
Total Revenue	$1,161.0	$413.4	$443.1	$2,017.5	$984.4	$367.1	$413.1	$1,764.6

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,426.9	$849.7	$33.2	$3,309.8	$2,126.5	$797.4	$18.5	$2,942.4
Reoccurring	394.5	220.7	—	615.2	234.4	201.4	—	435.8
Non-recurring	502.7	104.3	—	607.0	450.5	103.3	—	553.8
Total Software Revenue	3,324.1	1,174.7	33.2	4,532.0	2,811.4	1,102.1	18.5	3,932.0

Product Revenue	—	—	1,311.9	1,311.9	—	—	1,230.1	1,230.1
Total Revenue	$3,324.1	$1,174.7	$1,345.1	$5,843.9	$2,811.4	$1,102.1	$1,248.6	$5,162.1

Remaining Performance Obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of September 30, 2025, total remaining performance obligations were $4,812.3. We expect to recognize revenues of $3,174.0, or approximately 66% of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	September 30, 2025	December 31, 2024	Change
Unbilled receivables	$140.9	$127.3	$13.6
Deferred revenue – current	(1,809.1)	(1,737.4)	(71.7)
Deferred revenue – non-current (1)	(168.9)	(154.7)	(14.2)
Net contract assets/(liabilities)	$(1,837.1)	$(1,764.8)	$(72.3)
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2024 to September 30, 2025 was primarily due to the timing of payments and invoicing related to SaaS and post-contract support (“PCS”) renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized that was included in the deferred revenue balance on December 31, 2024 and 2023 was $270.2 and $253.7 for the three months ended September 30, 2025 and 2024, respectively, and $1,576.2 and $1,411.8 for the nine months ended September 30, 2025 and 2024, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, we had $101.8 and $90.5 of total deferred commissions, respectively.

14.    Subsequent Events

In October 2025, the Company’s board of directors approved a share repurchase program for the repurchase of up to $3,000.0 of the Company’s common stock. Shares of common stock may be repurchased from time to time through open market purchases or privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. The repurchase program does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

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
•volatile interest rates;
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
•the duration and impact of the U.S. government shutdown;
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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues:
Application Software	$1,161.0	$984.4	$3,324.1	$2,811.4
Network Software	413.4	367.1	1,174.7	1,102.1
Technology Enabled Products	443.1	413.1	1,345.1	1,248.6
Total	$2,017.5	$1,764.6	$5,843.9	$5,162.1

Gross margin:
Application Software	69.0%	68.3%	68.4%	69.0%
Network Software	83.9%	84.9%	83.7%	84.9%
Technology Enabled Products	57.6%	57.4%	58.3%	57.7%
Total	69.5%	69.2%	69.2%	69.7%

Selling, general and administrative expenses:
Application Software	(41.2)%	(42.0)%	(41.5)%	(42.3)%
Network Software	(40.8)%	(39.7)%	(39.9)%	(40.3)%
Technology Enabled Products	(23.7)%	(23.2)%	(23.5)%	(23.7)%
Total	(37.3)%	(37.1)%	(37.1)%	(37.4)%

Segment operating margin:
Application Software	27.8%	26.4%	26.9%	26.7%
Network Software	43.1%	45.2%	43.8%	44.7%
Technology Enabled Products	33.9%	34.2%	34.8%	34.0%
Total	32.3%	32.1%	32.1%	32.3%

Corporate administrative expenses *	(3.9)%	(4.0)%	(3.9)%	(3.8)%
Income from operations	28.4	28.1	28.2	28.5
Interest expense, net	(4.4)	(3.8)	(4.0)	(3.6)
Equity investments gain (loss), net	0.6	2.1	(0.3)	1.8
Other income (expense), net	0.1	0.1	—	—
Earnings before income taxes	24.7	26.5	24.0	26.7
Income taxes	(4.9)	(5.6)	(5.0)	(5.6)
Net earnings	19.8%	20.8%	19.0%	21.1%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net revenues for the three months ended September 30, 2025 were $2,017.5 as compared to $1,764.6 for the three months ended September 30, 2024, an increase of 14.3%. The components of revenue growth for the three months ended September 30, 2025 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	17.9%	12.6%	7.3%	14.3%
Less Impact of:
Acquisitions	11.6	6.5	1.0	8.0
Foreign Exchange	0.4	0.1	0.2	0.3
Organic Revenue Growth	5.9%	6.0%	6.1%	6.0%

In our Application Software segment, net revenues in the third quarter of 2025 grew 17.9% to $1,161.0 as compared to $984.4 in the third quarter of 2024, led by acquisition contribution from Transact and CentralReach. The growth of 5.9% in organic revenues was broad-based across the segment, led by our businesses serving the acute healthcare, property and casualty insurance, and legal markets. Gross margin increased to 69.0% in the third quarter of 2025 as compared to 68.3% in the third quarter of 2024 due primarily to improved leverage on higher organic revenues, partially offset by a lower gross margin profile associated with the higher payments revenue mix at Transact. SG&A expenses as a percentage of net revenues improved to 41.2% in the third quarter of 2025 as compared to 42.0% in the third quarter of 2024 due primarily to cost synergies resulting from the integration of Transact with CBORD and operating leverage on higher organic revenues, partially offset by higher amortization of acquired intangibles from the acquisition of CentralReach. As a result, operating margin was 27.8% in the third quarter of 2025 as compared to 26.4% in the third quarter of 2024.

In our Network Software segment, net revenues in the third quarter of 2025 grew 12.6% to $413.4 as compared to $367.1 in the third quarter of 2024, led by acquisition contribution from Subsplash. The growth of 6.0% in organic revenues was led by our network software businesses serving the alternate site healthcare, construction, and freight match markets, partially offset by a decline in our media and entertainment software business primarily related to end-market conditions. Gross margin decreased to 83.9% in the third quarter of 2025 as compared to 84.9% in the third quarter of 2024 due primarily to a lower gross margin profile associated with the higher payments revenue mix at Subsplash as well as revenue mix. SG&A expenses as a percentage of net revenues increased to 40.8% in the third quarter of 2025 as compared to 39.7% in the third quarter of 2024 due primarily to SG&A profiles associated with our third quarter 2025 acquisitions, Subsplash and Convoy, including higher amortization of acquired intangibles. As a result, operating margin was 43.1% in the third quarter of 2025 as compared to 45.2% in the third quarter of 2024.

In our Technology Enabled Products segment, net revenues in the third quarter of 2025 grew 7.3% to $443.1 as compared to $413.1 in the third quarter of 2024. The growth of 6.1% in organic revenues was broad-based across the segment, led by our medical products businesses, highlighted by our precision measurement business, and growth in our access management businesses. Gross margin increased to 57.6% in the third quarter of 2025 as compared to 57.4% in the third quarter of 2024 due primarily to revenue mix as well as improved leverage on higher organic revenues at our precision measurement business. SG&A expenses as a percentage of net revenues increased to 23.7% in the third quarter of 2025 as compared to 23.2% in the third quarter of 2024 due primarily to revenue mix. The resulting operating margin was 33.9% in the third quarter of 2025 as compared to 34.2% in the third quarter of 2024.

Corporate expenses increased to $78.3, or 3.9% of net revenues, in the third quarter of 2025 as compared to $70.3, or 4.0% of net revenues, in the third quarter of 2024. The dollar increase was due primarily to higher stock-based compensation expense.

Interest expense, net, increased to $89.7 for the third quarter of 2025 as compared to $67.7 for the third quarter of 2024 due primarily to a higher weighted-average fixed-rate debt balance and interest rate.

Equity investments activity, net, was a gain of $12.9 in the third quarter of 2025 due primarily to a $16.3 increase in the fair value of our equity investment in Indicor. Equity investments activity, net, was a gain of $37.4 in the third quarter of 2024 due primarily to an increase in the fair value of our equity investment in Indicor. Changes in the fair value of our Indicor investment are primarily due to fluctuations in the equity values of comparable guideline public companies.

Income taxes as a percentage of pretax earnings decreased to 20.0% for the third quarter of 2025 as compared to 21.3% for the third quarter of 2024, due primarily to favorable rate impact of 5.2% from the recognition of a net tax benefit associated with legal entity restructuring, offset by approximately 3.1% of rate impact related to the OBBBA and 1.2% of rate impact from the nonrecurrence of prior year valuation allowance releases.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 4.9% to $3,174.0 at September 30, 2025 as compared to $3,026.1 at September 30, 2024. Organic growth in backlog was driven by our software segments, partially offset by a decrease in our Technology Enabled Products segment associated with the normalization of supply chain ordering patterns.

	Backlog as of September 30,
	2025	2024
Application Software	$2,326.8	$2,150.3
Network Software	549.8	487.0
Technology Enabled Products	297.4	388.8
Total	$3,174.0	$3,026.1

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net revenues for the nine months ended September 30, 2025 were $5,843.9 as compared to $5,162.1 for the nine months ended September 30, 2024, an increase of 13.2%. The components of revenue growth for the nine months ended September 30, 2025 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	18.2%	6.6%	7.7%	13.2%
Less Impact of:
Acquisitions	11.9	2.9	0.7	7.3
Foreign Exchange	0.2	(0.1)	(0.1)	0.1
Organic Revenue Growth	6.1%	3.8%	7.1%	5.8%

In our Application Software segment, net revenues in the nine months ended September 30, 2025 grew 18.2% to $3,324.1 as compared to $2,811.4 in the nine months ended September 30, 2024, led by acquisition contribution from Transact, CentralReach, and Procare. The growth of 6.1% in organic revenues was broad-based across the segment, led by our businesses serving the acute healthcare, property and casualty insurance, and legal markets. Gross margin decreased to 68.4% in the nine months ended September 30, 2025 as compared to 69.0% in the nine months ended September 30, 2024 due primarily to a lower gross margin profile associated with the higher payments revenue mix at Transact, partially offset by improved leverage on higher organic revenues. SG&A expenses as a percentage of net revenues improved to 41.5% in the nine months ended September 30, 2025 as compared to 42.3% in the nine months ended September 30, 2024, due primarily to operating leverage on higher organic revenues and a lower SG&A profile associated with the higher payments revenue mix at Transact. These benefits were partially offset by higher amortization of acquired intangibles from the acquisition of CentralReach. As a result, operating margin was 26.9% in the nine months ended September 30, 2025 as compared to 26.7% in the nine months ended September 30, 2024.

In our Network Software segment, net revenues in the nine months ended September 30, 2025 grew 6.6% to $1,174.7 as compared to $1,102.1 in the nine months ended September 30, 2024, led by acquisition contribution from Subsplash. The growth of 3.8% in organic revenues was led by our network software businesses serving the construction, freight match, and alternate site healthcare markets. These increases were partially offset by a decline in our media and entertainment software business primarily related to end-market conditions. Gross margin decreased to 83.7% in the nine months ended September 30, 2025 as compared to 84.9% in the nine months ended September 30, 2024 due primarily to revenue mix as well as a lower gross margin profile associated with the higher payments revenue mix at Subsplash. SG&A expenses as a percentage of net revenues improved to 39.9% in the nine months ended September 30, 2025 as compared to 40.3% in the nine months ended September 30, 2024 due primarily to operating leverage on higher organic revenues, partially offset by higher amortization of acquired intangibles and SG&A profiles associated with acquisitions. As a result, operating margin was 43.8% in the nine months ended September 30, 2025 as compared to 44.7% in the nine months ended September 30, 2024.

In our Technology Enabled Products segment, net revenues in the nine months ended September 30, 2025 grew 7.7% to $1,345.1 as compared to $1,248.6 in the nine months ended September 30, 2024. The growth of 7.1% in organic revenues was broad-based across the segment, led by our medical products businesses, highlighted by our precision measurement business, and growth in our water meter technology business. Gross margin increased to 58.3% in the nine months ended September 30, 2025 as compared to 57.7% in the nine months ended September 30, 2024 due primarily to revenue mix. SG&A expenses as a percentage of net revenues improved to 23.5% in the nine months ended September 30, 2025 as compared to 23.7% in the nine months ended September 30, 2024 due primarily to operating leverage on higher organic revenues. The resulting operating margin was 34.8% in the nine months ended September 30, 2025 as compared to 34.0% in the nine months ended September 30, 2024.

Corporate expenses increased to $229.3, or 3.9% of net revenues, in the nine months ended September 30, 2025 as compared to $194.5, or 3.8% of net revenues, in the nine months ended September 30, 2024. The dollar increase was due primarily to higher compensation expense, predominantly higher stock-based compensation expense.

Interest expense, net, increased to $231.7 for the nine months ended September 30, 2025 as compared to $188.4 for the nine months ended September 30, 2024 due primarily to a higher weighted-average fixed-rate debt balance and interest rate, partially offset by a lower weighted-average revolving credit facility balance.

Equity investments activity, net, was a loss of $14.9 in the nine months ended September 30, 2025 due primarily to a $16.3 decrease in the fair value of our equity investment in Indicor. Equity investments activity, net, was a gain of $93.6 in the nine months ended September 30, 2024 due primarily to an increase in the fair value of our equity investment in Indicor. Changes in the fair value of our Indicor investment are primarily due to fluctuations in the equity values of comparable guideline public companies.

Income taxes as a percentage of pretax earnings remained relatively consistent at 20.9% for the nine months ended September 30, 2025 as compared to 21.0% for the nine months ended September 30, 2024.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions

Selected cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30,
Cash provided by (used in):	2025	2024
Operating activities	$1,802.3	$1,671.0
Investing activities	$(3,354.0)	$(3,528.2)
Financing activities	$1,654.3	$1,901.7

Operating activities – Net cash provided by operating activities increased by 8% to $1,802.3 in the nine months ended September 30, 2025 as compared to $1,671.0 in the nine months ended September 30, 2024 primarily due to higher net earnings net of non-cash expenses, and a benefit to cash income taxes paid in connection with the repeal of the requirement to capitalize and amortize domestic R&D expenditures under Internal Revenue Code Section 174. These increases were partially offset by less cash provided by net working capital primarily related to changes in the balances of accounts receivable and accrued expenses, including the payment of $24.0 related to settled litigation, and $30.2 of cash taxes paid in 2025 associated with our sale of the equity investment in Certinia in 2024.

Investing activities – Cash used in investing activities during the nine months ended September 30, 2025 was primarily for the acquisitions of CentralReach, Subsplash, Convoy, and Orchard Software. Cash used in investing activities during the nine months ended September 30, 2024 was primarily for the acquisitions of Procare and Transact.

Financing activities – Cash provided by financing activities during the nine months ended September 30, 2025 was primarily from the issuance of $2,000.0 of senior notes in August 2025, net borrowings under our unsecured revolving credit facility primarily to fund the acquisitions of CentralReach and Subsplash, and net proceeds from stock-based compensation, partially offset by $700.0 of senior notes repaid at maturity in September 2025 and dividend payments. Cash provided by financing activities during the nine months ended September 30, 2024 was primarily from the issuance of $2,000.0 of senior notes in August 2024, net borrowings under our unsecured revolving credit facility to fund the acquisitions of Procare and Transact, and net proceeds from stock-based compensation, partially offset by $500.0 of senior notes repaid at maturity in September 2024 and dividend payments.

Total debt consisted of the following:

As of September 30, 2025
Fixed-rate senior notes	$8,800.0
Unsecured revolving credit facility	710.0
Other	2.1
Less: Deferred financing costs	(58.0)
Total debt, net of deferred financing costs	9,454.1
Less: Current portion, net of deferred financing costs	(300.0)
Long-term debt, net of deferred financing costs	$9,154.1

The interest rate on borrowings under the $3,500.0 unsecured revolving credit facility is calculated based upon various recognized indices plus a margin as defined in the credit agreement. At September 30, 2025, we had $710.0 of borrowings outstanding under our unsecured revolving credit facility and $7.1 of outstanding letters of credit.

In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 49.6% or $158.7 at September 30, 2025 as compared to 69.5% or $130.8 at December 31, 2024. The increase in foreign cash was due primarily to the cash generated at our foreign subsidiaries during the nine months ended September 30, 2025, partially offset by cash repatriation of $235.7. We intend to repatriate substantially all historical and future earnings.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our unsecured credit facility throughout the nine months ended September 30, 2025.

Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,342.0 at September 30, 2025 as compared to negative $1,434.6 at December 31, 2024. The change in net working capital was primarily driven by changes in tax-related balances, increases in accounts receivable as well as prepaid expenses and other current assets, and the payment for settled litigation, partially offset by an increase in deferred revenue predominantly due to the timing of SaaS renewals associated with our Frontline business.

Total debt, net of deferred financing costs was $9,454.1 at September 30, 2025 as compared to $7,623.0 at December 31, 2024. Our total debt increased at September 30, 2025 as compared to December 31, 2024 due primarily to the issuance of $2,000.0 of senior notes and net borrowings on our unsecured revolving credit facility, partially offset by $700.0 of senior notes repaid at maturity in September 2025. The net proceeds from the issuance of senior notes were used to repay a portion of the borrowings outstanding under our unsecured credit facility associated with our 2025 acquisitions, as well as to repay a portion of the senior notes due in 2025. Our leverage is presented in the following table:

	September 30, 2025	December 31, 2024
Total debt, net of deferred financing costs	$9,454.1	$7,623.0
Less: Cash and cash equivalents	(320.0)	(188.2)
Net debt	9,134.1	7,434.8
Stockholders’ equity	19,992.8	18,867.6
Total net capital	$29,126.9	$26,302.4

Net debt / Total net capital	31.4%	28.3%

On September 15, 2025, $700.0 of 1.000% senior notes due 2025 were repaid at maturity using borrowings under our unsecured revolving credit facility and a portion of the net proceeds from the issuance of the Notes.

Capital expenditures were $37.6 for the nine months ended September 30, 2025 as compared to $39.2 for the nine months ended September 30, 2024. Capitalized software expenditures were $42.8 for the nine months ended September 30, 2025 as compared to $33.4 for the nine months ended September 30, 2024. We expect the aggregate of capital expenditures and capitalized software expenditures for 2025 to be comparable to prior years as a percentage of net revenues.

The enactment of the OBBBA on July 4, 2025 introduced various tax reform provisions, among which include the repeal of the requirement to capitalize and amortize domestic R&D expenditures. Currently, the OBBBA is expected to provide a full year 2025 cash tax benefit of approximately $150, with a cash tax benefit of approximately $120 expected in 2026. The legislation has multiple effective dates and is not expected to have a significant impact on effective tax rate in future years. We continue to assess the broader impacts of the OBBBA as further information becomes available.

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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies, any allocation of capital toward share repurchases, the impact of the aforementioned geopolitical and economic uncertainties, and the financial markets generally. None of these factors can be predicted with certainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2025.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our 2024 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

4.1	Form of 4.250% Senior Notes due 2028, incorporated herein by reference to Exhibit 4.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed August 12, 2025.

4.2	Form of 4.450% Senior Notes due 2030 (included in Exhibit 4.1).

4.3	Form of 5.100% Senior Notes due 2035 (included in Exhibit 4.1).

10.1	Second Amendment to Roper Technologies, Inc. Director Compensation Plan, filed herewith.

10.2	Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	October 31, 2025
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	October 31, 2025
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Corporate Controller	October 31, 2025
Brandon Cross	(Principal Accounting Officer)