Form 10-K
period 2025-12-31
ROPER TECHNOLOGIES INC
filed 2026-02-24
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------
FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
--------------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☑ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
Based on the closing sale price on The Nasdaq Stock Market (“Nasdaq”), on June 30, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was: $60.8 billion.
Number of shares outstanding of the registrant’s common stock as of February 20, 2026: 102,927,515.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

ROPER TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Examples of forward-looking statements in this report include but are not limited to statements regarding operating results, the success of our operating plans, our expectations regarding our ability to generate cash and reduce debt and associated interest expense, profit and cash flow expectations, the prospects for newly acquired businesses to be integrated and contribute to future growth, and our expectations regarding growth through acquisitions. Important assumptions relating to the forward-looking statements include, among others, demand for our products, the cost, timing, and success of product upgrades and new product introductions, raw materials costs, expected pricing levels, expected outcomes of pending litigation, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:
•general economic conditions;
•difficulty making acquisitions, including receiving the necessary regulatory approvals (including clearance under the Hart-Scott-Rodino Act in the United States (“U.S.”) and similar antitrust regulations in foreign countries), and successfully integrating acquired businesses;
•any unforeseen liabilities associated with future acquisitions;
•information technology (“IT”) system failures, data security breaches, network disruptions, and cybersecurity events, including any litigation arising therefrom;
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
•risks associated with the use of artificial intelligence (“AI”), including our ability to develop, deploy, and use AI in our platforms and offerings;
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
•economic disruption caused by armed conflicts (such as the war in Ukraine and conflicts in the Middle East), terrorist attacks, health crises, or other unforeseen geopolitical events; and
•the factors discussed in Item 1A of this Annual Report under the heading “Risk Factors.”

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

In the last three years, we have deployed approximately $8,960 of capital toward acquisitions. In 2025, this included approximately $1,850 for the acquisition of CentralReach, a leading provider of Software-as-a-Service (“SaaS”) and AI-enabled solutions for applied behavior analysis (“ABA”) therapy clinicians, and approximately $800 for the acquisition of Subsplash, a leading provider of AI-enabled SaaS, and integrated giving solutions, for faith-based organizations. In 2024, this included approximately $1,860 for the acquisition of Procare, a leading provider of SaaS solutions and integrated payment processing for early childhood education centers, and approximately $1,600 for the acquisition of Transact Campus, a leading provider of integrated campus technology and payment solutions serving higher education, healthcare, and business campuses, which was combined with our CBORD business. In 2023, this included approximately $1,380 for the acquisition of Syntellis, a leading provider of SaaS solutions for healthcare, financial institution, and higher education providers, which was combined with our Strata business. Additionally, we deployed approximately $1,470 toward other bolt-on acquisitions to help build on the strategic position of several of our businesses.

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

The financial results of Indicor are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Part I relates to continuing operations.

We were incorporated on December 17, 1981 under the laws of the State of Delaware.

Market Share, Market Expansion, and Product Development

Leadership with Technology and Products for Niche Markets – We maintain a leading position in many of our markets. We believe our market positions are attributable to the applications expertise used to create high value products and solutions for our customers, the underlying critical nature of our offerings, and the inherent customer intimacy of our chosen niche markets. Our businesses realize growth from new and existing customers in their niche markets through successfully executing go-to-market strategies, developing new products and applications, and delivering professional services. Increasingly, this includes AI-enabled products and functionality embedded within customers’ mission-critical workflows. By leveraging our deep domain expertise, proprietary data, and long-standing customer relationships, we believe these AI capabilities enhance product differentiation, and drive incremental automation and improved customer outcomes which support expanded monetization opportunities.

Diversified End Markets and Geographic Reach – We have a global presence, with sales to customers outside of the U.S. totaling $1,029.7 in 2025. Information regarding our international operations is set forth in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Our Reportable Segments

Roper’s segment reporting structure is based on business model and delivery of performance obligations. The three reportable segments are as follows:

–Application Software—Aderant, CentralReach, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Procare, Strata, Transact/CBORD, and Vertafore;

–Network Software—ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, MHA, SHP, SoftWriters, and Subsplash;

–Technology Enabled Products—CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, and Verathon.

Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application Software

Our Application Software segment had net revenues of $4,483.0 for the year ended December 31, 2025, representing 56.7% of our total net revenues. Below is a description of the products offered by businesses that comprise the Application Software segment:

Aderant – comprehensive management software and AI-enabled solutions for law and other professional services firms, including business development, calendar/docket matter management, time and billing, and case management.

CentralReach – SaaS and AI-enabled solutions enabling the workflow and administration of ABA therapy for autism spectrum disorder (“ASD”) and related disabilities care.

Clinisys – diagnostic and laboratory information management software solutions.

Data Innovations – software solutions that enable enterprise management of hospitals and independent laboratories.

Deltek – enterprise software, SaaS, and AI-enabled information solutions for government contractors, professional services firms, and other project-based businesses.

Frontline – cloud-based software for K-12 school administration, connecting solutions for human capital management, student and special programs, and business operations, with powerful analytics that empower educators.

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

Vertafore – cloud-based software for the property and casualty insurance industry, including agency and distribution management, compliance, AI-enabled workflows, and data solutions.

Network Software

Our Network Software segment had net revenues of $1,600.8 for the year ended December 31, 2025, representing 20.3% of our total net revenues. Below is a description of the products offered by businesses that comprise the Network Software segment:

ConstructConnect – cloud-based data, collaboration and estimating automation software and AI-enabled solutions focused on the pre-construction phase for a network of construction contractors and building product manufacturers/distributors.

DAT – electronic marketplaces that automate broker and carrier freight capacity matching throughout the U.S. and Canada, freight tracking and financing, and AI-enabled analytics solutions. Canadian-based Loadlink was combined with DAT in 2025.

Foundry – software technologies and AI-enabled solutions used to deliver visual effects and 3D content for the entertainment and digital design industries.

iPipeline – cloud-based software and AI-enabled analytics solutions for the life insurance/annuities and financial services industries.

iTradeNetwork – electronic marketplaces and supply chain software that connect food suppliers, distributors, and vendors, primarily in the perishable food sector.

MHA – health care services and software solutions to alternate site health care markets.

SHP – data analytics and benchmarking information solutions for the post-acute healthcare provider marketplace.

SoftWriters – software solutions to pharmacies that primarily serve the long-term care marketplace.

Subsplash – AI-enabled SaaS providing digital engagement, as well as church management and integrated giving solutions for faith-based organizations.

Technology Enabled Products

Our Technology Enabled Products segment had net revenues of $1,818.7 for the year ended December 31, 2025, representing 23.0% of our total net revenues. Below is a description of the products offered by businesses that comprise the Technology Enabled Products segment:

CIVCO Medical Solutions – accessories focused on guidance and infection control for ultrasound procedures.

FMI – dispensers and metering pumps which are utilized in a broad range of applications requiring precision fluid control.

Inovonics – high-performance wireless sensor networks and solutions for a variety of applications, including life-safety and access management.

IPA – automated surgical scrub and linen dispensing equipment for healthcare providers.

Neptune – water meters, enabling water utilities to remotely monitor their customers utilizing Automatic Meter Reading (AMR), Advanced Metering Infrastructure (AMI) technologies, and cloud-based software supporting meter data management and utility billing.

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of December 31, 2025 and 2024, total remaining performance obligations were $5,204.2 and $4,754.9, respectively.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months. Backlog was $3,424.6 at December 31, 2025 and $3,105.4 at December 31, 2024.

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

Privacy and Data Security

We are subject to privacy and data security laws around the world that may impose operational burdens on our businesses. In 2018, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) and the United Kingdom (“UK”) and imposed restrictions on how companies use, process, and protect personal information. Additionally, repeated legal challenges to the way regulators implemented GDPR provisions relating to international data transfers have created additional operational burdens and legal risks for companies when transferring personal data back and forth from the EU to many other countries, most notably the U.S. and India. In the U.S., a growing number of states have individually passed comprehensive privacy legislation, which imposes restrictions similar (but not identical) to GDPR on companies conducting business or serving customers in those states. For example, in 2020 the California Consumer Privacy Act (“CCPA”) became effective and required companies to make disclosures to consumers about their data collection, use, and sharing practices; allowed consumers to exercise control over the use and sharing of their personal data; and provided a limited private right of action for data breaches. Changes to the CCPA which became effective in 2023 have added to the processing restrictions and notifications requirements – particularly when companies engage in online advertising. Canada (Quebec) has also significantly updated its privacy laws. The compliance and other burdens on our businesses imposed by these privacy laws and regulations may be substantial as we work to comply with differing legal and implementation requirements across multiple jurisdictions.

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

Customers

During 2025, no customer accounted for 10% or more of any segment or total Company net revenues.

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

Human Capital Management

Roper is a diversified technology company that utilizes a decentralized operating model across our many businesses which serve a diverse set of end markets. Subject to oversight and guidance from Roper executive management, each business operates as an individual unit with its managers empowered to make day-to-day operating decisions, including decisions with respect to human capital management. As a result, apart from guidance with respect to: (i) compliance with legal and regulatory requirements or corporate policies; and (ii) the implementation of business unit leadership compensation and benefit programs provided by corporate management, managers at individual businesses are the primary decision makers with respect to human capital management and development. Though our individual businesses are primarily responsible for these decisions, because of the importance of human capital to our enterprise, we provide guidance and share best practices on key aspects of selection, development, engagement, and excellence of talent within our workforce.

As of December 31, 2025, we employed approximately 19,400 people worldwide on a consolidated basis, of which approximately 13,100 were employed in the U.S. and approximately 6,300 were employed outside of the U.S. Management believes that the Company’s employee relations are favorable.

Outside of the U.S., some employees, particularly in Europe, may be represented by an employee representative organization, such as a union, works council, or employee association.

Roper has identified and implemented other human capital priorities, including providing competitive wages and benefits, investing in leadership development, succession planning, performance-based compensation structures that directly align with the Company’s long-term value creation strategy, and promoting a holistic work environment where a breadth of perspectives is valued. The Company is committed to seeking talent from a wide range of backgrounds and fostering an inclusive work environment that supports our large global workforce and helps us innovate for our customers. We continue to focus on building a pipeline for talent that creates more opportunities for growth within the Company. Roper’s human capital strategy centers on accountability, operating autonomy, and a culture of continuous improvement across its business units.

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

Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services, and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, including but not limited to cybersecurity risks and susceptibility to market disruption from AI or otherwise, there are no assurances that we will properly ascertain all such risks. Acquisitions may involve significant cash expenditures, debt incurrences, equity issuances, and expenses. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition, and results of operations.

Our technology is important to our success, and our failure to protect this technology could put us at a competitive disadvantage.

Many of our products and services rely on proprietary technology; therefore, we believe that the development and protection of intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions are important to the future success of our business. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology, including through misappropriation through contractors or other third parties. Actions to enforce these rights may result in substantial costs and diversion of resources, and we make no assurances that any such actions will be successful, particularly given evolving uncertainty regarding protection and ownership of AI-assisted outputs.

We rely on information and technology, including third-party cloud computing platforms and other third-party business partners, for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process, and store information and to communicate among our locations around the world and with clients, suppliers, and business partners. A shutdown of, or inability to access, one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications, or other systems could significantly impair our ability to perform such functions on a timely basis. Our compliance, cybersecurity and data privacy programs, cybersecurity technology, and risk management cannot eliminate all system risk. Credential compromise and identity-based attacks represent risks, and while we deploy identity threat protection and multi-factor authentication across our enterprise systems, determined attackers may still gain unauthorized access through sophisticated credential theft, session hijacking, social engineering, or privilege escalation techniques. Cybersecurity incidents including ransomware attacks, insider threats, system disruptions, and configuration errors could result in the misappropriation or corruption of data and assets, or disruptions to our business strategy, results of operations, and financial condition, and may require notification to customers and regulators with associated investigation, remediation, and monitoring obligations. These disruptions may include, but are not limited to, interruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, litigation (including individual claims, consumer class actions, or commercial litigation), administrative, civil, or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, and prolonged negative publicity. While we have experienced disruptions, and our Vertafore business was previously subject to litigation regarding the exposure of data which was dismissed, none of these matters had a significant impact on our business.

We rely on business partners such as third-party data centers and cloud platforms, such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, and Oracle Cloud to host certain enterprise and customer systems. Our software development and business operations rely on open-source components, third-party software libraries, and vendor dependencies that could contain undisclosed vulnerabilities, be subject to supply chain attacks, or become unavailable, potentially affecting our products, hosted services, and internal systems. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited, and concentration with a limited number of providers increases exposure to outages and pricing changes. If any third-party system or cloud platform that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results. While certain of our businesses have experienced temporary disruptions, their impact has been limited and did not have a significant impact on our businesses.

Global cybersecurity threats are rapidly evolving and attacks to identities, networks, platforms, systems, and endpoints can range from uncoordinated individual attempts to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its businesses, its customers, and/or its third-party service providers, including, but not limited to, cloud providers and providers of network management services. These may include such things as unauthorized access, phishing attacks, denial of service, insider threats, data exfiltration and extortion, introduction of malware or ransomware, and other disruptive problems caused by threat actors. We face emerging risks from AI-powered attacks, including deepfakes used to impersonate executives or customers, AI-assisted social engineering, prompt injection attempts against AI systems, and data poisoning targeting machine learning models. These sophisticated attack techniques may bypass traditional security controls. Additionally, zero-day vulnerabilities, which are previously unknown security flaws with no available patches, pose risks that cannot be fully mitigated through our standard vulnerability management processes, requiring rapid detection and response capabilities to minimize potential damage. While we have experienced and expect to continue to experience these types of cybersecurity threats and incidents, none of them to date have been material to the Company.

We seek to deploy measures to protect, detect, respond, and recover from cybersecurity threats and incidents, including identity and access controls, employee training, data protection, vulnerability management, incident response, secure product development, continuous monitoring of our networks, platforms, endpoints, and systems, and maintenance of ransomware resilient backup and recovery capabilities. Our customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and services, and we may incur additional costs to comply with such demands. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cybersecurity incidents, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation, theft of intellectual property, regulatory fines, customer attrition, diminution in the value of our investments in research and development (“R&D”), and increased cybersecurity protection and remediation costs, which may not be fully covered by insurance and could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We are increasingly incorporating AI solutions into our platforms, offerings, services, and operations, and we expect that AI will continue to become a more integral part of our business over time. Our competitors, AI companies, or other third parties may incorporate AI into their products or operations more quickly or successfully than us, or develop superior products and services with the aid of AI, which could impair our ability to compete effectively and adversely affect our results of operations. The rapid pace of AI advancement may make it difficult to maintain competitive advantages, and AI capabilities could quickly become commoditized, reducing our ability to differentiate our offerings. Additionally, we may face challenges in protecting AI-generated innovations as intellectual property protections for AI-created materials remain uncertain in many jurisdictions. Competitors may be able to reverse-engineer or replicate our AI capabilities, and questions regarding ownership of AI-generated content or inventions could create legal uncertainties. Furthermore, if we use AI that is based on data, algorithms, or other inputs that are flawed, or if the AI assists in producing content, analyses, or recommendations that are or are alleged to be deficient, inaccurate, violative of third-party intellectual property, or biased, our business, financial condition, and results of operations may be adversely affected.

We rely on third-party AI platforms and services, including proprietary and open-source large language models and other AI technologies provided by companies such as OpenAI, Anthropic, Google, and Microsoft. These providers may change their terms of service, increase pricing, discontinue services, experience outages, decline to provide certain indemnities, or make changes to their AI models that adversely affect our products or operations. As AI becomes more central to our offerings, our exposure to pricing changes from these providers increases, and we may not be able to pass such cost increases on to our customers. We have limited control over these third-party AI systems and their updates, and any disruption in access to these services could have a significant impact on our business. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational, or competitive harm, or legal liability.

Product liability, insurance risks, product recalls, and increased insurance costs could harm our operating results.

Our business exposes us to product liability risks in the design, manufacture, and distribution of our products. Manufacturing or design defects could lead to recalls or safety alerts relating to our products (either voluntary or as required by regulatory authorities), and could result, in certain cases, in the removal of a product from the market which could result in significant costs, lost sales and customers, enforcement actions and/or investigations, as well as negative publicity and damage to our reputation. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. We currently have product liability insurance; however, we may not be able to maintain our insurance at a reasonable cost or in amounts sufficient to adequately protect us against losses, and alleged defects or vulnerabilities in products may lead to claims for data loss, business interruption, or privacy violations that may not be fully covered by insurance. We also maintain other insurance policies, including directors’ and officers’ liability insurance and cybersecurity insurance. We believe we have adequately accrued estimated losses, principally related to deductible amounts under our insurance policies, with respect to all product liability and other claims, based upon our past experience and available facts. However, a successful product liability or other claim or series of claims brought against us could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant increase in our insurance costs or the imposition of a liability that is not covered by insurance or is in excess of insurance coverage, could have an adverse impact on our operating results.

Our operating results could be adversely affected by a reduction in business with our large customers.

In some of our businesses, we derive a significant amount of revenue from large customers. The loss or reduction of any significant contracts with any of these customers could reduce our net revenues and cash flows. Additionally, many of our products support projects for government entities. In many situations, government entities can unilaterally terminate or modify existing contracts without cause and without penalty to the government agency, and government contracts may be subject to specialized compliance obligations, audits, investigations, and bid processes that can delay awards and increase costs.

Unfavorable changes in foreign exchange rates may harm our business.

Several of our subsidiaries have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions and balances are denominated in British pounds, Canadian dollars, or euros. Sales by our operating companies whose functional currency is not the U.S. dollar represented 9% of our total net revenues for both the years ended December 31, 2025 and 2024, respectively. Unfavorable changes in exchange rates between the U.S. dollar and those currencies could reduce our reported net revenues and net earnings.

We face intense competition. If we do not compete effectively, our business may suffer.

We face intense competition from numerous competitors in our various businesses. Our products compete primarily on the basis of product quality, performance, innovation, technology, price, applications expertise, system and service flexibility, distribution channel access, and established customer service capabilities. We may not be able to compete effectively on all of these fronts or with all of our competitors. Moreover, competition may require us to adjust prices to stay competitive. In addition, new competitors may emerge, and product lines may be threatened by new technologies, including AI, or market trends that reduce the value of these product lines. To remain competitive, we must develop new products, respond to new technologies, and enhance our existing products in a timely manner.

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 31, 2025, our total consolidated debt excluding unamortized debt issuance costs was $9,355.9. In addition, we had approximately $2,644 of undrawn availability under our unsecured revolving credit facility. Subject to restrictions contained in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance acquisitions.

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

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2025, goodwill totaled $21,341.2 as compared to $19,881.5 of total stockholders’ equity, and represented approximately 62% of our total assets of $34,577.0. The goodwill results from our acquisitions, representing the excess purchase price over the fair value of the net identifiable assets acquired. We assess at least annually whether there has been an impairment in the value of our goodwill and other indefinite-lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current or expected levels, if competing or alternative technologies emerge, if discount rates rise, or if business valuations decline, we could incur a non-cash charge to operating income. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets would negatively affect our results of operations, the effect of which could be material.

We depend on our ability to develop new products and software, and any failure to develop or market new products and software could adversely affect our business.

The future success of our business will depend, in part, on our ability to design and manufacture new competitive products, including the development of software, and to enhance existing product and software offerings, including through the development and deployment of AI. This product development may require substantial internal investment. There can be no assurance that unforeseen problems will not occur with respect to the development, performance, or market acceptance of new technologies, products, or software or that we will otherwise be able to successfully develop and market new products and software. Failure of our product or software offerings to gain market acceptance or our failure to successfully develop and market new products and software could reduce our margins, which would have an adverse effect on our business, financial condition, and results of operations.

Changes in the supply of, or price for, raw materials, parts, and components used in our products, or third-party services used in the delivery of our SaaS solutions could affect our business.

The availability and prices of raw materials, parts, and components are subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, supply chain delays and disruptions, component shortages, changes in exchange rates, and prevailing price levels. In addition, some of our products are provided by sole source suppliers and our SaaS offerings are increasingly reliant on a limited number of third-party cloud computing platforms, and transitioning to alternative suppliers or platforms may require significant time, redesign, and capital investment, or may not be feasible for certain products or services. Any changes in the supply of, or price for, these parts and components, as well as any increases in commodity prices, or the price and availability of, or any decrease in the reliability of, third-party cloud computing platforms could affect our business, financial condition, and results of operations.

Our non-operating results may be adversely impacted by the performance of Indicor, in which we own a minority interest.

In 2022, we divested a majority equity stake in our industrial businesses to CD&R and retained a minority equity interest in the new parent entity, Indicor. Although we have certain limited consent, board representation, and other governance rights under existing contractual arrangements, we are a minority owner of Indicor and do not control its management, its policies, or the operation of its business, and have no further funding requirements associated with our investment. As a result, our ability to realize the ultimate anticipated benefits of the transaction depends upon the operation and management of Indicor by CD&R and the Indicor management team. In addition, Indicor is an industrial company that is subject to risks that are different than the risks associated with our existing businesses. Many of these risks are outside of CD&R’s or Indicor’s control and could materially impact Indicor’s business, financial condition, and results of operations. Moreover, CD&R may have economic or other business interests that are inconsistent with ours, and we may be unable to prevent strategic decisions that may adversely affect the value of our investment in Indicor. We have applied the fair value option to value our equity investment in Indicor. The assessment of fair value requires significant judgments to be made. Although we believe that our judgments and assumptions are reasonable, changes in estimates or the application of alternative assumptions could produce significantly different results. In the event of a decrease in fair value, we would incur a non-cash charge within non-operating income with a corresponding reduction in the balance of our equity investment. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this equity investment.

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

There has been, and likely will continue to be, increased regulation with respect to the collection, use, and handling of an individual’s personal and financial information. Regulatory authorities around the world have passed or are considering legislative and regulatory proposals concerning data protection, privacy, and data security. In the U.S., a growing number of states have individually passed comprehensive privacy legislation in directly regulating the collection, use, and sharing of personal information. In addition, there has been an increased focus on industry-specific privacy laws, including in the housing, financial, healthcare, and educational sectors. These statutes and regulations create civil penalties for violations, and in the case of California and some sector-specific laws, create a limited private right of action for data breaches that increase the risk of data breach litigation. Absent a preemptive Federal privacy law, as more states pass privacy legislation, there is a strong possibility that we will be required to comply with a patchwork of inconsistent privacy regulations.

Globally, personal information collected within the European Union and the United Kingdom remains subject to the GDPR, which is a UK and European Union-wide legal framework that governs data collection, use, and sharing of an individual’s personal data and creates a range of consumer privacy rights. GDPR provides significant penalties for non-compliance (up to 4% of global annual revenue) and EU data protection authorities have already issued significant fines. Canada (Quebec) has also significantly updated its privacy laws.

The interpretation and application of consumer and data protection laws and industry standards in the U.S., Europe, and elsewhere can be uncertain and currently is in flux, including standards that may require contractual updates, technical safeguards, and other measures. Cloud-based solutions may be subject to further regulations, such as the EU Data Act, including data localization requirements, restrictions on long-term contracts, and other restrictions limiting the international transfer of data. The operational and cost impact of these cannot be fully known at this time. In addition to the possibility of fines, the application of these existing laws in a manner inconsistent with our current data and privacy practices requires that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation imposing greater fees or taxes or restriction on the collection, use, or transfer of information or data internationally or over the Internet, could result in a decline in the use of our products and services and adversely affect our sales and results of operations. Finally, as we increasingly provide technological solutions, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as new industry-developed standards, and our inability to do so may adversely impact sales of our solutions and services to certain customers. This is particularly true for customers in highly-regulated industries, such as the healthcare industry and government contractors, and could result in regulatory actions, fines, and legal proceedings as well as negative impacts to our brand, reputation, and business.

Regulation limiting or controlling the use of AI may restrict our ability to use AI, our ability to create new products, and create increased compliance costs.

We are subject to an evolving landscape of laws and regulations governing the use of AI. The EU AI Act classifies AI systems by risk level and may prohibit certain high-risk applications, requiring significant change to product design, documentation, governance processes, and risk management practices to achieve compliance. In the U.S., several states, including Colorado and California, have enacted or are considering AI-specific regulations addressing transparency, bias, and accountability, particularly in the housing and employment fields. Regulatory uncertainty regarding how these laws will be interpreted and enforced creates additional compliance challenges, and may cause us to modify our data handling and compliance practices, limit our ability to use certain data to support our products or product development efforts, hinder our customers’ ability to adopt or continue to use our products, or require us to cease offering or using certain AI-enabled features or services in particular jurisdictions.

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

For the year ended December 31, 2025, 13% of our net revenues were generated from customers outside of the U.S. and 9% of our long-lived assets, excluding goodwill and other intangibles, were attributable to operations outside of the U.S. We expect our international operations to contribute materially to our business for the foreseeable future. Our international operations are subject to varying degrees of risk inherent in doing business outside of the U.S. including, without limitation, the following:

•adverse changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•oil price volatility;
•trade protection measures, tariffs, and import or export requirements, including volatility and uncertainty about what actions may be taken by governments with respect to tariffs or trade relations, what products may be subject to such actions, and what actions may be taken by foreign countries in retaliation to proposed or imposed U.S. tariffs;
•subsidies or increased access to capital for firms that are currently, or may emerge as, competitors in countries in which we have operations;
•potentially negative consequences from changes in tax laws;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•differing protection of intellectual property; and
•differing and unexpected changes in regulatory requirements, including any measures implemented to address AI, data privacy, cybersecurity, and impacts of climate change.

Any business disruptions due to political instability, armed hostilities, incidents of terrorism, incidents of directed cyberattacks, public health crises, or extreme weather events or other natural disasters could adversely impact our financial performance.

If terrorist activity, armed conflicts, directed cyberattacks, political instability, public health crises, such as epidemics or pandemics, or extreme weather events or other natural disasters occur in the U.S. or other locations, such events may negatively impact our operations, cause general economic conditions to deteriorate, or cause demand for our products to decline. A prolonged economic slowdown or recession could reduce the demand for our products, and therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition, or results of operations.

Political and geopolitical conditions can adversely affect our business.

Political and geopolitical conditions in the markets in which our products and services are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, geopolitical events and tensions, and wars and other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East) in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or materials (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico, the UK, and other countries and any retaliatory actions taken by such countries). Changes in political administrations or government shutdowns in the U.S. or elsewhere may lead to variability in, or reallocation of, government spending priorities, or a reduction or delay in government spending, which has had, and could continue to have an adverse impact on our businesses that serve governmental entities or governmental contractors. In addition, certain geopolitical events have resulted in and could continue to result in, among other things, cyberattacks, supply disruptions, lower consumer demand, increases in global economic uncertainty, changes to foreign exchange rates and financial markets, and expanded regulatory sanctions and export controls, any of which may adversely affect our business and supply chain.

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

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers or customers, intellectual property matters, data privacy matters, third-party liability, including product liability claims, and employment claims.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Roper’s Cybersecurity Program

Roper maintains a global Cybersecurity Program supervised by the Vice President of Cybersecurity that outlines required cybersecurity controls for all Roper businesses. Given the decentralized nature of Roper’s operating model, day-to-day management and implementation of the Cybersecurity Program and deployment of the program’s cybersecurity controls are managed locally by each of Roper’s 29 business units, including localized information security management. In addition, because Roper’s businesses generally operate independently and maintain separate infrastructure and systems, we believe the risk of an enterprise-wide cybersecurity incident is somewhat reduced. While cybersecurity technologies and implementation may differ based on the needs and risk profile of each individual business, Roper has also implemented cybersecurity tools and managed services to centrally monitor certain aspects of the Cybersecurity Program.

Roper performs cybersecurity risk assessments to assess compliance with mandated cybersecurity controls and to assess the likelihood and impact magnitude of specific cyberattacks. Cybersecurity risk assessments are periodically performed to assess internal compliance with cybersecurity strategy and the implementation of cybersecurity controls. Cybersecurity assessments are also performed for acquisitions and periodically for our businesses through independent testing and remediation validation to validate cybersecurity control implementation. Areas identified for enhancement and improvement are monitored and tracked to remediation by the Roper cybersecurity team, including the Vice President of Cybersecurity. In 2025, Roper engaged a third party to assess its cybersecurity program. The results of the assessment largely aligned with those of the Company’s own assessment, and the Roper cybersecurity team has implemented the suggested enhancements. Cybersecurity risk is also addressed in, and monitored by, the Company’s enterprise risk management program.

The Cybersecurity Program includes controls designed to oversee and identify risks from cybersecurity threats associated with third parties as they are leveraged by Roper’s businesses in their respective software code development processes or for other purposes that require third-party access to critical infrastructure. The controls include, as appropriate, regularly assessing management of access controls and the cybersecurity risks posed by third parties and their supply chains, and the security posture of open-source components and software dependencies used in our products and operations. Roper conducts annual cybersecurity risk assessments for all enterprise-wide systems and cloud service providers, as well as critical enterprise systems.

Roper deploys cybersecurity practices and tools across all of its businesses designed to protect data, maintain resilient operations, and limit the impact of cybercrime. We deploy a managed detection and response solution across all of our business units and our corporate infrastructure that is designed to address the detection, response, and remediation effectiveness for cybersecurity threats. This solution is intended to provide real-time visibility of the endpoint footprint across the enterprise, including patch management and vulnerabilities, device encryption, and cybersecurity threats and detections. Additionally, this solution is designed to provide real-time monitoring of identity-based attacks, emerging AI-powered threats, as well as monitoring of the deep, dark, and social webs for cybersecurity threats targeting Roper’s businesses.

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

Our Board of Directors (the “Board”) has not delegated responsibility for cybersecurity matters to a committee. Rather, the Board believes that due to the importance and continually evolving nature of risks from cybersecurity threats, all members of the Board should participate in the oversight of these topics. As a result, management briefs the Board on cybersecurity matters during regularly scheduled Board meetings. The Audit Committee also receives briefings on cybersecurity matters and related risks from the Vice President of Audit Services and Chief Compliance Officer, who monitors these matters pursuant to the Company’s enterprise risk management program.

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

ITEM 2.     PROPERTIES

Our corporate offices, consisting of 42,000 square feet of leased space, are located at 6496 University Parkway, Sarasota, Florida. As of December 31, 2025, we leased facilities throughout the U.S. and in various locations internationally, including North America, Europe, and Asia-Pacific. Additionally, we owned one property in the U.S. as of December 31, 2025. We consider our facilities to be in good operating condition and adequate for their present use and believe we have sufficient capacity to meet our anticipated operating requirements.

ITEM 3.     LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 24, 2026 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the 2026 Annual Meeting of Shareholders.

L. Neil Hunn, 53, has served as President and Chief Executive Officer since August 2018. He previously served as Executive Vice President and Chief Operating Officer from 2017 to 2018. Mr. Hunn also served as Group Vice President of Roper’s medical segment from 2011 to 2018 and helped drive significant growth in the Company’s medical technology and application software businesses. In addition to his operating responsibilities at Roper, Mr. Hunn led the execution of the majority of the Company’s capital deployment since joining Roper. Prior to joining Roper, Mr. Hunn served 10 years as Executive Vice President and Chief Financial Officer at MedAssets, Inc., an Atlanta-based SaaS company, and as President of its revenue cycle technology businesses. He successfully led MedAssets’ initial public offering and the execution of several M&A transactions. Mr. Hunn also held roles at CMGI, an incubator of internet businesses, and Parthenon Group, a strategy consulting firm. Mr. Hunn has been a director of Deere & Company, a global leader in the delivery of agricultural, construction, and forestry equipment, since 2023.

Jason P. Conley, 50, has served as Executive Vice President and Chief Financial Officer since February 2023. Prior thereto, he served as Vice President and Chief Accounting Officer from 2021 to February 2023 and as Vice President and Controller from 2017 to 2021. He previously served as the Chief Financial Officer at Managed Health Care Associates, a Roper subsidiary, from 2013 to 2017. He also led the financial planning and investor relations activities for Roper from 2006 to 2013. Before joining Roper, Mr. Conley served in various finance and accounting leadership roles at Honeywell International and Deloitte. Mr. Conley has been a director of KLA Corporation, an industry-leading developer of equipment and services for the semiconductor and nanoelectronics industries, since 2025.

John K. Stipancich, 57, has served as Executive Vice President, General Counsel and Corporate Secretary since 2018 and as Vice President, General Counsel and Corporate Secretary from 2016 to 2018. Prior to joining Roper, Mr. Stipancich was with Newell Brands Inc., a consumer products company, from 2004 to May of 2016. At Newell Brands he served as Executive Vice President and Chief Financial Officer from 2015 to 2016. Prior thereto, he served in a number of leadership roles at Newell Brands including General Counsel and Corporate Secretary, and Executive Leader of its operations in Europe, the Middle East, and Africa. Prior to his twelve years at Newell Brands, Mr. Stipancich served as Executive Vice President, General Counsel and Corporate Secretary for Evenflo Company and Assistant General Counsel for Borden, both KKR portfolio companies at the time. He started his legal career in the Cleveland office of the international law firm Squire Patton Boggs. Mr. Stipancich has been a director of Mativ Holdings, Inc., a global leader in specialty materials, since 2024.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on Nasdaq under the symbol “ROP.” Based on information available to us and our transfer agent, there were approximately 558 record holders of our common stock as of February 20, 2026.

Dividends – We have declared a cash dividend in each quarter since our February 1992 initial public offering and we have annually increased our dividend rate since our initial public offering. In November 2025, our Board of Directors increased the quarterly dividend paid January 16, 2026 to $0.91 per share from $0.825 per share, an increase of 10%. This is the thirty-third consecutive year in which the Company has increased its dividend. The timing, declaration, and payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, cash flows, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board of Directors.

Performance Graph – This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2025, the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the Standard & Poor’s 500 Information Technology Index (the “S&P 500 IT”). Measurement points are the last trading day of each of our fiscal years ended December 31, 2020, 2021, 2022, 2023, 2024, and 2025. The graph assumes that $100.00 was invested on December 31, 2020 in our common stock, the S&P 500, and the S&P 500 IT and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Roper Technologies, Inc.	$100.00	$114.68	$101.33	$128.61	$123.32	$106.25
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 IT	100.00	134.53	96.60	152.48	208.30	258.38

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Roper Technologies, Inc.
S&P 500
S&P 500 Information Technology

The information set forth in Item 12 under the heading “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Issuer Purchases of Equity Securities

In October 2025, our Board of Directors approved a share repurchase program for the repurchase of up to $3,000.0 of our common stock. The repurchase program, announced on October 23, 2025, does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. Under the program, shares may be repurchased through open market purchases or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Share repurchases for the three months ended December 31, 2025 were as follows (amounts in millions, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2025 - October 31, 2025	—	$—	—	$3,000.0
November 1, 2025 - November 30, 2025	0.763	$446.04	0.763	$2,659.4
December 1, 2025 - December 31, 2025	0.358	$445.50	0.358	$2,500.0
Total	1.121		1.121

(1)Average price paid per share excludes broker commissions, and excise tax required by the Inflation Reduction Act of 2022, as amended.

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts are in millions unless specified, except per share data

This item generally discusses our 2025 results compared to our 2024 results. Discussions of our 2024 results compared to our 2023 results can be found within Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In November 2022, Roper completed the divestiture of a majority equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment (collectively “Indicor”), to CD&R. Following the sale of the majority equity stake, Roper retained a minority equity interest in Indicor. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding Roper’s minority equity interest in Indicor.

The financial results of Indicor are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

Segment Reporting

Roper’s segment reporting structure is based on business model and delivery of performance obligations. The three reportable segments are as follows:

–Application Software—Aderant, CentralReach, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Procare, Strata, Transact/CBORD, and Vertafore;

–Network Software—ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, MHA, SHP, SoftWriters, and Subsplash;

–Technology Enabled Products—CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, and Verathon.

Financial information about our reportable segments is presented in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

Application of Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). A discussion of our significant accounting policies can also be found in the Notes to Consolidated Financial Statements for the year ended December 31, 2025 included in this Annual Report.

GAAP offers acceptable alternative methods for accounting for certain issues affecting our financial results, such as determining inventory cost, depreciating long-lived assets, and recognizing revenue. Other than the changes during 2023 as further described in Note 9 of our Notes to Consolidated Financial Statements with respect to the methodology used to value our equity investment in Indicor, we have not changed the application of acceptable accounting methods or the significant estimates affecting the application of these principles in the last three years in a manner that had a material effect on our Consolidated Financial Statements.

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

Our 2025 effective income tax rate was 20.6% and our 2024 effective income tax rate was 21.2%. We expect the effective tax rate for 2026 to be approximately 21% to 22%.

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

As of the annual impairment test, Roper has 25 reporting units with individual goodwill amounts ranging from $17.5 to $3,371.9. In 2025, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair values of these reporting units were less than their carrying amounts. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative assessment for these reporting units as of October 1, 2025.

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

As of December 31, 2025 and 2024, Roper held a 43.8% and 45.5% minority equity interest in Indicor Equity, LLC, respectively. This equity interest provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. This investment is classified within Level 3 of the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest. Any changes to the valuation estimates or assumptions, as described further in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report, could produce significantly different results. The fair value of our equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings.

Results of Continuing Operations
All currency amounts are in millions unless specified, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the years indicated:

	Year ended December 31,
	2025	2024	2023
Net revenues:
Application Software (1)	$4,483.0	$3,868.3	$3,186.9
Network Software (2)	1,600.8	1,475.6	1,439.4
Technology Enabled Products (3)	1,818.7	1,695.3	1,551.5
Total	$7,902.5	$7,039.2	$6,177.8

Gross margin:
Application Software	68.5%	68.4%	68.9%
Network Software	84.1%	85.0%	85.1%
Technology Enabled Products	58.1%	57.6%	57.1%
Total	69.2%	69.3%	69.7%

Selling, general and administrative expenses:
Application Software	(41.6)%	(42.0)%	(43.1)%
Network Software	(40.6)%	(39.9)%	(41.2)%
Technology Enabled Products	(23.6)%	(23.7)%	(23.7)%
Total	(37.3)%	(37.1)%	(37.8)%

Segment operating margin:
Application Software	26.8%	26.5%	25.8%
Network Software	43.5%	45.2%	43.9%
Technology Enabled Products	34.5%	33.9%	33.4%
Total	32.0%	32.2%	31.9%

Corporate administrative expenses (4)	(3.7)%	(3.8)%	(3.7)%
Income from operations	28.3%	28.4%	28.2%
Interest expense, net	(4.1)%	(3.7)%	(2.7)%
Equity investments gain, net	0.3%	3.3%	2.7%
Other income (expense), net	—%	(0.1)%	—%
Earnings before income taxes	24.5%	27.9%	28.2%
Income taxes	(5.1)%	(5.9)%	(6.1)%
Net earnings from continuing operations	19.4%	22.0%	22.2%

(1)Includes results from the acquisitions of Promium, L.L.C. from May 2, 2023, Syntellis from August 7, 2023, Replicon Inc. from August 21, 2023, ProPricer from December 26, 2023, Procare from February 26, 2024, Transact from August 20, 2024, Surefyre, Inc. from November 4, 2024, CentralReach from April 23, 2025, Orchard Software from July 28, 2025, HerculesAI from August 8, 2025, Spectrum AI, Inc. from August 15, 2025, and Valuation Pricing Director Limited from October 23, 2025.
(2)Includes results from the acquisitions of Trucker Tools, LLC from December 17, 2024, Outgo from May 15, 2025, Subsplash from July 25, 2025, and Convoy from July 30, 2025.
(3)Includes results from the acquisition of Muni-Link from February 19, 2025.
(4)Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Net revenues for the year ended December 31, 2025 were $7,902.5 as compared to $7,039.2 for the year ended December 31, 2024, an increase of 12.3%. The components of revenue growth for the year ended December 31, 2025 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	15.9%	8.5%	7.3%	12.3%
Less Impact of:
Acquisitions	10.2	4.4	0.8	6.7
Foreign Exchange	0.3	—	—	0.2
Organic Revenue Growth	5.4%	4.1%	6.5%	5.4%

In our Application Software segment, net revenues grew 15.9% to $4,483.0 for the year ended December 31, 2025 as compared to $3,868.3 for the year ended December 31, 2024, led by acquisition contribution from Transact and CentralReach. The growth of 5.4% in organic revenues was broad-based across the segment led by our businesses serving the acute healthcare, property and casualty insurance, and legal markets, partially offset by a decrease in organic non-recurring revenue driven primarily by our business serving the government contracting market. Gross margin increased slightly to 68.5% for the year ended December 31, 2025 as compared to 68.4% for the year ended December 31, 2024, due primarily to improved leverage on higher organic revenues, which was offset by a lower gross margin profile associated with the higher payments revenue mix at Transact. Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues improved to 41.6% in the year ended December 31, 2025 as compared to 42.0% in the year ended December 31, 2024, due primarily to operating leverage on higher organic revenues and cost synergies resulting from the integration of Transact with CBORD, partially offset by higher amortization of acquired intangibles from the acquisition of CentralReach. The resulting operating margin was 26.8% in the year ended December 31, 2025 as compared to 26.5% in the year ended December 31, 2024.

In our Network Software segment, net revenues grew 8.5% to $1,600.8 for the year ended December 31, 2025 as compared to $1,475.6 for the year ended December 31, 2024, led by acquisition contribution from Subsplash. The growth of 4.1% in organic revenues was led by our network software businesses serving the freight match, construction, and alternate site healthcare markets, partially offset by a decline in our media and entertainment software business related to end-market conditions. Gross margin decreased to 84.1% for the year ended December 31, 2025 as compared to 85.0% for the year ended December 31, 2024, due primarily to gross margin profiles associated with our 2025 acquisitions, predominantly driven by the payments revenue mix at Subsplash. SG&A expenses as a percentage of net revenues increased to 40.6% in the year ended December 31, 2025 as compared to 39.9% in the year ended December 31, 2024, due primarily to higher amortization of acquired intangibles and SG&A profiles associated with our 2025 acquisitions. The resulting operating margin was 43.5% in the year ended December 31, 2025 as compared to 45.2% in the year ended December 31, 2024.

In our Technology Enabled Products segment, net revenues grew 7.3% to $1,818.7 for the year ended December 31, 2025 as compared to $1,695.3 for the year ended December 31, 2024. The growth of 6.5% in organic revenues was broad-based across the segment, led by our medical products businesses, highlighted by our precision measurement business, and growth in our access management businesses. Gross margin increased to 58.1% for the year ended December 31, 2025 as compared to 57.6% for the year ended December 31, 2024, due primarily to improved leverage on higher organic revenues at our precision measurement business as well as revenue mix. SG&A expenses as a percentage of net revenues improved slightly to 23.6% in the year ended December 31, 2025 as compared to 23.7% in the year ended December 31, 2024, due primarily to operating leverage on higher organic revenues, mostly offset by revenue mix. The resulting operating margin was 34.5% in the year ended December 31, 2025 as compared to 33.9% in the year ended December 31, 2024.

Corporate expenses increased by $22.8 to $290.2, or 3.7% of net revenues, in 2025 as compared to $267.4, or 3.8% of net revenues, in 2024. The dollar increase was due primarily to higher stock-based compensation expense.

Interest expense, net, increased to $325.0 for the year ended December 31, 2025 as compared to $259.2 for the year ended December 31, 2024. The increase was due primarily to a higher weighted-average fixed-rate debt balance and fixed-rate debt interest rate, partially offset by lower weighted-average borrowings on our revolving credit facility.

Equity investments activity, net, was a gain of $25.5 for the year ended December 31, 2025 due primarily to a $24.0 increase in the fair value of our equity investment in Indicor. Equity investments activity, net, was a gain of $234.6 for the year ended

December 31, 2024 due primarily to a $135.6 gain on the sale of our equity investment in Certinia and a $96.4 increase in the fair value of our equity investment in Indicor. Changes in the fair value of our Indicor equity investment are primarily due to fluctuations in the equity values of comparable guideline public companies.

Our 2025 effective income tax rate of 20.6% decreased as compared to our 2024 tax rate of 21.2%, due primarily to favorable rate impacts from the recognition of a net tax benefit associated with legal entity restructuring and a reduction in state taxes, partially offset by the non-recurrence of prior year valuation allowance releases.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months, as discussed within Note 1 of the Notes to Consolidated Financial Statements. Backlog increased 10.3% to $3,424.6 at December 31, 2025 as compared to $3,105.4 at December 31, 2024 due primarily to acquisitions and organic growth in our software segments.

	Backlog as of December 31,
	2025	2024	Change
Application Software	$2,533.2	$2,274.6	11.4%
Network Software	578.1	515.8	12.1%
Technology Enabled Products	313.3	315.0	(0.5)%
Total	$3,424.6	$3,105.4	10.3%

Financial Condition, Liquidity, and Capital Resources
Amounts are in millions unless specified, except per share data

Selected cash flows for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Cash provided by (used in):
Operating activities	$2,540.3	$2,393.2
Investing activities	$(3,388.0)	$(3,468.5)
Financing activities	$923.6	$1,069.5

Operating activities
Net cash provided by operating activities increased by 6% to $2,540.3 in 2025 as compared to $2,393.2 in 2024 due primarily to the change in net earnings before non-cash expenses, and a benefit to cash income taxes paid in connection with the repeal of the requirement to capitalize and amortize domestic R&D expenditures under Internal Revenue Code Section 174 (“Section 174”) associated with the enactment of the One Big Beautiful Bill Act (the “OBBBA”). These increases were partially offset by less cash provided by net working capital primarily related to changes in the balances of accounts receivable and accrued expenses.

Investing activities
Cash used in investing activities during 2025 was primarily for the acquisitions of CentralReach, Subsplash, Convoy, and Orchard Software. Cash used in investing activities during 2024 was primarily for business acquisitions, most notably Procare and Transact, partially offset by proceeds from the sale of our equity investment in Certinia.

Financing activities
Cash provided by financing activities during 2025 was primarily from the issuance of $2,000.0 of senior notes in August 2025, net borrowings of $725.0 under our unsecured revolving credit facility, and net proceeds from stock-based compensation, partially offset by $1,000.0 of senior notes repaid at maturity, $500.0 in repurchases of our common stock, and dividend payments. Cash provided by financing activities during 2024 was primarily from the issuance of $2,000.0 of senior notes in August 2024 and net proceeds from stock-based compensation, partially offset by $500.0 of senior notes repaid at maturity, dividend payments, and $235.0 of net repayments on our unsecured revolving credit facility.

Net working capital
Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,389.7 at December 31, 2025 as compared to negative $1,434.6 at December 31, 2024, due primarily to an increase in accounts receivable, changes in tax-related balances, and an increase in prepaid expenses and other current assets, partially offset by increases in deferred revenue and other accrued liabilities. Consistent negative net working capital demonstrates Roper’s continued focus on asset-light business models.

Debt
Total debt excluding unamortized debt issuance costs was $9,355.9 at December 31, 2025 (32.0% of total capital) as compared to $7,669.2 at December 31, 2024 (28.9% of total capital). Our total debt increased at December 31, 2025 as compared to December 31, 2024 due primarily to the issuance of $2,000.0 of senior notes in August 2025, and $725.0 of net borrowings under our unsecured revolving credit facility, partially offset by $1,000.0 of senior notes repaid at maturity. The net proceeds from the issuance of senior notes were used to repay a portion of the borrowings outstanding under our unsecured credit facility associated with our 2025 acquisitions, as well as to repay a portion of the senior notes due in September 2025. The remaining portion of senior notes due in September 2025 and the senior notes due in December 2025 were repaid using borrowings under our unsecured credit facility.

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

We were in compliance with all debt covenants related to our unsecured credit facility throughout the years ended December 31, 2025 and 2024.

At December 31, 2025, we had $8,500.0 of senior unsecured notes, $850.0 of borrowings outstanding under our unsecured revolving credit facility and $8.1 of outstanding letters of credit at December 31, 2025, of which, $6.2 was covered by our lending group thereby reducing our revolving credit capacity commensurately. At December 31, 2025, we also had $5.9 of other debt in the form of short-term borrowings and finance leases.

We may redeem some or all of each outstanding series of senior notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities. We are also entitled to redeem some or all of each outstanding series of senior notes at 100% of their principal amount plus accrued and unpaid interest, on or after applicable dates in advance of maturity.

See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.

Foreign cash, and cash equivalents
Cash and cash equivalents held at our foreign subsidiaries totaled $171.2 at December 31, 2025 as compared to $130.8 at December 31, 2024, an increase of 30.9%. The increase was primarily due to cash generated at our foreign subsidiaries, partially offset by cash repatriation of $305.7. We intend to repatriate substantially all historical and future foreign earnings that can be repatriated without incremental U.S. federal tax cost.

Capitalized expenditures
Capital expenditures were $47.4 and $66.0 during 2025 and 2024, respectively. Capitalized software expenditures were $57.3 and $45.0 during 2025 and 2024, respectively. Capital expenditures and capitalized software expenditures were relatively consistent as a percentage of annual net revenues in 2025 as compared to 2024. In the future, we expect the aggregate of capital expenditures and capitalized software expenditures as a percentage of annual net revenues to be between 1.0% and 1.5%.

Tax legislation
The enactment of the OBBBA on July 4, 2025, introduced various tax reform provisions, including the repeal of the requirement to capitalize and amortize domestic R&D expenditures under Section 174. The legislation includes multiple effective dates and, as enacted, did not have a material impact on our 2025 annual effective tax rate and is not expected to have a significant impact on our annual effective tax rate in future years. We continue to assess the broader impacts of the OBBBA.

The OBBBA repealed the domestic capitalization of R&D under Section 174, which resulted in a cash tax benefit of approximately $150 in 2025. The remaining cash tax benefit associated with the enactment of the OBBBA is expected to be utilized over the next three to five years. Management expects annual cash tax payments as a percentage of pre-tax earnings to be relatively consistent on a go-forward basis.

Share repurchase program
In October 2025, our Board approved a share repurchase program for the repurchase of up to $3,000.0 of our common stock. During the fourth quarter of 2025, we repurchased 1.121 shares of our common stock for an aggregate purchase price of $500.0 and an average price paid per share of $445.87, excluding broker commissions and excise tax. As of December 31, 2025, $2,500.0 of the originally authorized amount under the share repurchase program remained available for future repurchases.

From January 1, 2026 to February 20, 2026, we repurchased 3.723 shares of our common stock for an aggregate purchase price of $1,313.5 and an average price paid per share of $352.80, excluding broker commissions and excise tax. As of February 20, 2026, $1,186.5 of the originally authorized amount under the share repurchase program remained available for future repurchases.

Material Contractual Cash Obligations
All currency amounts are in millions

The following table quantifies our material contractual cash obligations at December 31, 2025:

Material contractual cash obligations [1]		Payments due in fiscal year
	Total	2026	2027	2028	2029	2030	Thereafter
Total debt	$9,355.9	$705.8	$1,550.1	$1,300.0	$1,200.0	$1,100.0	$3,500.0
Senior note interest	1,758.6	318.3	283.3	273.5	218.6	169.5	495.4
Operating leases	267.1	56.1	49.7	40.6	31.3	23.9	65.5
Purchase obligations [2]	1,391.4	620.5	336.7	258.6	160.4	7.9	7.3
Total	$12,773.0	$1,700.7	$2,219.8	$1,872.7	$1,610.3	$1,301.3	$4,068.2
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

We anticipate that our businesses will generate positive cash flows from operating activities, and that these cash flows will permit the reduction of currently outstanding debt in accordance with the repayment schedule. However, the rate at which we can reduce our debt during 2026 (and reduce the associated interest expense) will be affected by, among other things, the financing and operating requirements of any new acquisitions, the financial performance of our existing companies, any allocation of capital toward share repurchases, the impact of geopolitical and economic uncertainties, and the financial markets generally. None of these factors can be predicted with certainty.

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

At December 31, 2025, we had $8,500.0 of fixed-rate borrowings with interest rates ranging from 1.40% to 5.10%. At December 31, 2025, the prevailing market rates for each of our long-term notes were between 0.3% lower and 2.8% higher than the fixed rates on our debt instruments. Our unsecured credit facility contains a $3,500.0 variable-rate revolver with $850.0 of outstanding borrowings at December 31, 2025.

Several of our businesses have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in British pounds, Canadian dollars, or euros. Net revenues recognized by our companies whose functional currency is not the U.S. dollar were approximately 9% of our total net revenues in 2025 and approximately 88% of these net revenues were recognized by our companies with a functional currency that is either the British pound, Canadian dollar, or euro. If these currency exchange rates had been 10% different throughout 2025 compared to currency exchange rates actually experienced, the impact on our net earnings would have been less than 1%.

We are exposed to equity price risk as it relates to the change in fair value of our equity investment in Indicor. This equity investment is accounted for under the fair value option with its fair value estimated on a quarterly basis and its change in fair value reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings. A hypothetical 10% decrease in the fair value of our equity investment in Indicor based on the balance at December 31, 2025 would result in a non-cash charge within non-operating income of approximately $79.6. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report for additional information on this equity investment.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Roper Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Roper Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded nine entities from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded these nine entities from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of less than 1% and approximately 3% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2025.

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

Acquisition of CentralReach Holdings, LLC – Valuation of Customer Relationships

As described in Notes 1 and 2 to the consolidated financial statements, on April 23, 2025, the Company acquired CentralReach Holdings, LLC (“CentralReach”) for a net purchase price of $1,850.0 million. Of the acquired amortizable intangible assets, $776.0 million of customer relationships were recorded. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined by management based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of CentralReach is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate. Evaluating management’s assumptions related to projected customer revenue growth rates and margins involved considering (i) the current and past performance of the CentralReach business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the customer attrition rate, contributory asset charges, and discount rate assumptions.

Acquisition of Subsplash TopCo, LLC – Valuation of Customer Relationships

As described in Notes 1 and 2 to the consolidated financial statements, on July 25, 2025, the Company acquired Subsplash TopCo, LLC (“Subsplash”) for a net purchase price of $800.0 million. Of the acquired amortizable intangible assets, $328.1 million of customer relationships were recorded. The fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined by management based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Subsplash is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the customer attrition rate, projected customer revenue growth rates, margins, contributory asset charges, and discount rate. Evaluating management’s assumptions related to projected customer revenue growth rates and margins involved considering (i) the current and past performance of the Subsplash business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the customer attrition rate, contributory asset charges, and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 24, 2026

We have served as the Company’s auditor since 2002.

ROPER TECHNOLOGIES, INC.
 CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share data)

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$297.4	$188.2
Accounts receivable, net	1,001.0	885.1
Inventories, net	141.7	120.8
Income taxes receivable	128.2	25.6
Unbilled receivables	124.0	127.3
Prepaid expenses and other current assets	235.8	195.7
Total current assets	1,928.1	1,542.7

Property, plant and equipment, net	156.9	149.7
Goodwill	21,341.2	19,312.9
Other intangible assets, net	9,764.2	9,059.6
Deferred taxes	73.3	54.1
Equity investment	796.3	772.3
Other assets	517.0	443.4
Total assets	$34,577.0	$31,334.7

Liabilities and Stockholders’ Equity
Accounts payable	$150.3	$148.1
Accrued compensation	293.0	289.0
Deferred revenue	1,906.8	1,737.4
Other accrued liabilities	642.3	546.2
Income taxes payable	28.0	68.4
Current portion of long-term debt, net	705.2	1,043.1
Total current liabilities	3,725.6	3,832.2

Long-term debt, net of current portion	8,595.8	6,579.9
Deferred taxes	1,883.1	1,630.6
Other liabilities	491.0	424.4
Total liabilities	14,695.5	12,467.1

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1.0 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share; 350.0 shares authorized; 109.3 shares issued and 106.6 outstanding at December 31, 2025 and 108.9 shares issued and 107.3 outstanding at December 31, 2024	1.1	1.1
Additional paid-in capital	3,292.2	3,014.6
Retained earnings	17,205.7	16,034.9
Accumulated other comprehensive loss	(101.4)	(166.5)
Treasury stock, 2.7 shares at December 31, 2025 and 1.6 shares at December 31, 2024	(516.1)	(16.5)
Total stockholders’ equity	19,881.5	18,867.6
Total liabilities and stockholders’ equity	$34,577.0	$31,334.7
See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)

	Year ended December 31,
	2025	2024	2023
Net revenues	$7,902.5	$7,039.2	$6,177.8
Cost of sales	2,430.5	2,160.9	1,870.6
Gross profit	5,472.0	4,878.3	4,307.2

Selling, general and administrative expenses	3,236.6	2,881.5	2,562.0
Income from operations	2,235.4	1,996.8	1,745.2

Interest expense, net	325.0	259.2	164.7
Equity investments gain, net	(25.5)	(234.6)	(165.4)
Other (income) expense, net	(0.2)	5.0	2.8
Earnings before income taxes	1,936.1	1,967.2	1,743.1

Income taxes	399.8	417.9	374.7
Net earnings from continuing operations	1,536.3	1,549.3	1,368.4

Loss from discontinued operations, net of tax	—	—	(4.1)
Gain on disposition of discontinued operations, net of tax	—	—	19.9
Net earnings from discontinued operations	—	—	15.8

Net earnings	$1,536.3	$1,549.3	$1,384.2

Net earnings per share from continuing operations:
Basic	$14.30	$14.47	$12.83
Diluted	$14.20	$14.35	$12.74

Net earnings per share from discontinued operations:
Basic	$—	$—	$0.15
Diluted	$—	$—	$0.15

Net earnings per share:
Basic	$14.30	$14.47	$12.98
Diluted	$14.20	$14.35	$12.89

Weighted average common shares outstanding:
Basic	107.4	107.1	106.6
Diluted	108.2	108.0	107.4

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year ended December 31,
	2025	2024	2023
Net earnings	$1,536.3	$1,549.3	$1,384.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	65.1	(43.7)	64.2
Total other comprehensive income (loss), net of tax	65.1	(43.7)	64.2

Comprehensive income	$1,601.4	$1,505.6	$1,448.4

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions, except per share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2022	106.1	$1.1	$2,510.2	$13,730.7	$(187.0)	$(17.2)	$16,037.8
Net earnings	—	—	—	1,384.2	—	—	1,384.2
Stock option exercises	0.6	—	146.5	—	—	—	146.5
Treasury stock sold under employee stock purchase plan	—	—	15.1	—	—	0.4	15.5
Currency translation adjustments, including tax provision of $10.3	—	—	—	—	64.2	—	64.2
Stock-based compensation	—	—	126.5	—	—	—	126.5
Restricted stock activity	0.2	—	(31.3)	—	—	—	(31.3)
Dividends declared ($2.80 per share)	—	—	—	(298.6)	—	—	(298.6)
Balances at December 31, 2023	106.9	$1.1	$2,767.0	$14,816.3	$(122.8)	$(16.8)	$17,444.8
Net earnings	—	—	—	1,549.3	—	—	1,549.3
Stock option exercises	0.4	—	125.7	—	—	—	125.7
Treasury stock sold under employee stock purchase plan	—	—	18.2	—	—	0.3	18.5
Currency translation adjustments, including tax benefit of $13.6	—	—	—	—	(43.7)	—	(43.7)
Stock-based compensation	—	—	146.7	—	—	—	146.7
Restricted stock activity	—	—	(43.0)	—	—	—	(43.0)
Dividends declared ($3.08 per share)	—	—	—	(330.7)	—	—	(330.7)
Balances at December 31, 2024	107.3	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6
Net earnings	—	—	—	1,536.3	—	—	1,536.3
Stock option exercises	0.4	—	115.0	—	—	—	115.0
Treasury stock sold under employee stock purchase plan	—	—	19.6	—	—	2.8	22.4
Common stock repurchased (1)	(1.1)	—	—	—	—	(502.5)	(502.5)
Equity consideration for business acquisition	—	—	7.2	—	—	0.1	7.3
Currency translation adjustments, including tax provision of $18.4	—	—	—	—	65.1	—	65.1
Stock-based compensation	—	—	164.5	—	—	—	164.5
Restricted stock activity	—	—	(28.7)	—	—	—	(28.7)
Dividends declared ($3.39 per share)	—	—	—	(365.5)	—	—	(365.5)
Balances at December 31, 2025	106.6	$1.1	$3,292.2	$17,205.7	$(101.4)	$(516.1)	$19,881.5

(1)Balance includes commissions, and excise tax required by the Inflation Reduction Act of 2022, as amended.

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings from continuing operations	$1,536.3	$1,549.3	$1,368.4
Adjustments to reconcile net earnings from continuing operations to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	39.8	37.1	35.4
Amortization of intangible assets	858.4	775.7	719.8
Amortization of deferred financing costs	11.8	9.8	9.9
Non-cash stock compensation	166.3	145.9	123.5
Equity investments gain, net	(25.5)	(234.6)	(165.4)
Income tax provision	399.8	417.9	374.7
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(90.3)	14.4	(50.2)
Unbilled receivables	9.8	(18.5)	(7.5)
Inventories	(18.7)	(1.9)	(6.6)
Prepaid expenses and other current assets	(36.0)	(19.5)	(4.3)
Accounts payable	(3.9)	(13.0)	18.2
Other accrued liabilities	17.1	109.3	(1.0)
Deferred revenue	124.7	110.7	93.9
Cash taxes paid for gains on disposals of equity investment and business	(30.2)	—	(32.5)
Cash income taxes paid, excluding tax associated with gains on disposals of equity investment and business	(384.0)	(483.8)	(423.4)
Other, net	(35.1)	(5.6)	(15.5)
Cash provided by operating activities from continuing operations	2,540.3	2,393.2	2,037.4
Cash used in operating activities from discontinued operations	—	—	(2.3)
Cash provided by operating activities	2,540.3	2,393.2	2,035.1

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(3,290.0)	(3,612.9)	(2,052.7)
Capital expenditures	(47.4)	(66.0)	(68.0)
Capitalized software expenditures	(57.3)	(45.0)	(40.0)
Distributions from equity investment	5.1	10.8	32.5
Proceeds from sale of equity investment	—	245.6	—
Other, net	1.6	(1.0)	(0.1)
Cash used in investing activities from continuing operations	(3,388.0)	(3,468.5)	(2,128.3)
Cash provided by disposition of discontinued operations	—	—	2.0
Cash used in investing activities	(3,388.0)	(3,468.5)	(2,126.3)

Cash flows from (used in) financing activities:
Proceeds from senior notes	2,000.0	2,000.0	—
Payments of senior notes	(1,000.0)	(500.0)	(700.0)
Borrowings (payments) under revolving line of credit, net	725.0	(235.0)	360.0
Debt issuance costs	(19.4)	(24.6)	—
Cash dividends to stockholders	(355.0)	(321.9)	(290.2)
Treasury stock sales under employee stock purchase plan	22.4	18.5	15.5
Repurchases of common stock	(500.0)	—	—
Proceeds from stock-based compensation, net	88.8	88.6	115.2
Other, net	(38.2)	43.9	—
Cash provided by (used in) financing activities	923.6	1,069.5	(499.5)
(Continued)

ROPER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in millions)

	Year ended December 31,
	2025	2024	2023
Effect of exchange rate changes on cash	33.3	(20.3)	12.2

Net increase (decrease) in cash and cash equivalents	109.2	(26.1)	(578.5)

Cash and cash equivalents, beginning of year	188.2	214.3	792.8

Cash and cash equivalents, end of year	$297.4	$188.2	$214.3

Supplemental disclosures:
Cash paid for interest	$306.6	$239.9	$201.9
Non-cash investing and financing activities:
Equity consideration for business acquisition	$7.3	$—	$—
Net assets of businesses acquired:
Fair value of assets, including goodwill	$3,559.4	$3,935.4	$2,235.1
Liabilities assumed	(262.1)	(322.5)	(182.4)
Cash and equity consideration transferred, net of cash acquired	$3,297.3	$3,612.9	$2,052.7

See accompanying notes to Consolidated Financial Statements.

ROPER TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
(Amounts are in millions unless specified, except per share data)

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

Discontinued Operations – In November 2022, the Company completed the divestiture of a majority equity stake in its industrial businesses, including its entire historical Process Technologies reportable segment and the industrial businesses within its historical Measurement & Analytical Solutions reportable segment, to Clayton, Dubilier & Rice, LLC (“CD&R”). The businesses included in this transaction were Alpha, AMOT, CCC, Cornell, Dynisco, FTI, Hansen, Hardy, Logitech, Metrix, PAC, Roper Pump, Struers, Technolog, Uson, and Viatran (collectively “Indicor”). Following the sale of the majority stake, the Company retained a minority equity interest in Indicor. This transaction is referred to herein as the “Indicor Transaction.” The Company concluded that the Indicor Transaction represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the financial results of Indicor are reported as discontinued operations for all periods presented. Unless otherwise noted, discussion within these Notes to Consolidated Financial Statements relates to continuing operations.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which expands income tax disclosure requirements, including disaggregation of rate reconciliation table categories, disaggregation of earnings before income taxes and income tax expense information, and disaggregation of income taxes paid information, among other changes. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this update on a prospective basis for the year ended December 31, 2025. Refer to Note 7 for the inclusion of the expanded disclosures.

Recently Released Accounting Pronouncements

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

Significant Accounting Policies

Cash and Cash Equivalents – Roper considers highly liquid financial instruments with remaining maturities at acquisition of three months or less to be cash equivalents. Roper had $41.0 and $0.9 of cash equivalents at December 31, 2025 and 2024, respectively.

Contingencies – Management continually assesses the probability of any adverse judgments or outcomes to its potential contingencies. Disclosure of the contingency is made if there is at least a reasonable possibility that a loss or an additional loss may have been incurred. In the assessment of contingencies as of December 31, 2025, management concluded that there were no matters for which there was a reasonable possibility of a material loss.

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

The effects of potential common stock were determined using the treasury stock method:

	Year ended December 31,
	2025	2024	2023
Basic weighted average shares outstanding	107.4	107.1	106.6
Effect of potential common stock:
Common stock awards	0.8	0.9	0.8
Diluted weighted average shares outstanding	108.2	108.0	107.4

For the years ended December 31, 2025, 2024, and 2023, there were 0.841, 0.419, and 0.726 stock-based awards outstanding, respectively, that were not included in the determination of diluted earnings per share because to do so would have been antidilutive.

Equity Investment – As of December 31, 2025 and 2024, the Company held a 43.8% and 45.5% minority equity interest in Indicor Equity, LLC, respectively. This equity interest provides us with the ability to exercise significant influence, but not control, over the investee. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investments gain, net” in our Consolidated Statements of Earnings. See Note 9 for additional information on this investment.

Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions – Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period in which those entities were included in Roper’s financial results. Translation adjustments are reflected within other comprehensive income. Foreign currency transaction gains and losses are recorded in our Consolidated Statements of Earnings within “Other (income) expense, net.” Foreign currency transaction gains/(losses) were not material for any periods presented.

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

As of the annual impairment test, Roper has 25 reporting units with individual goodwill amounts ranging from $17.5 to $3,371.9. In 2025, the Company performed its annual impairment test in the fourth quarter for all reporting units. The Company conducted its analysis qualitatively and assessed whether it was more likely than not that the respective fair values of these reporting units were less than their carrying amounts. The Company determined that impairment of goodwill was not likely in any of its reporting units and thus was not required to perform a quantitative assessment for these reporting units.

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

On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”), which introduced tax reform provisions that amend, eliminate, or extend certain tax rules under the Inflation Reduction Act and the Tax Cuts and Jobs Act. Legislative changes, including the repeal of the requirement to capitalize and amortize domestic research and development (“R&D”) expenditures, provided the Company with a cash tax benefit for the year ended December 31, 2025. The legislation includes multiple effective dates and, as enacted, did not have a material impact on the Company’s 2025 annual effective tax rate. The Company continues to assess the broader impacts of the OBBBA. See Note 7 for additional information regarding income taxes.

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

Research, Development and Engineering – Research, development and engineering (“R,D&E”) costs include salaries and benefits, rents, supplies, and other costs related to products under development or improvements to existing products. R,D&E costs are expensed as incurred and are included within selling, general and administrative expenses. R,D&E expenses totaled $852.5, $748.1, and $646.1 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Disaggregated Revenue – We disaggregate our revenues by reportable segment into four categories: (i) recurring revenue comprised of Software-as-a-Service (“SaaS”), annual term licenses, and software post-contract support (“PCS”); (ii) reoccurring revenue comprised of transactional and volume-based fees facilitated through our software; (iii) non-recurring revenue comprised of multi-year term and perpetual software licenses, professional services associated with software products and hardware sold with our software licenses; and (iv) product revenue. See details in the tables below:

	Year ended December 31, 2025
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$3,282.2	$1,154.6	$46.1	$4,482.9
Reoccurring	522.6	310.5	—	833.1
Non-recurring	678.2	135.7	—	813.9
Total Software Revenue	4,483.0	1,600.8	46.1	6,129.9

Product Revenue	—	—	1,772.6	1,772.6
Total Revenue	$4,483.0	$1,600.8	$1,818.7	$7,902.5

	Year ended December 31, 2024
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,880.0	$1,070.1	$26.1	$3,976.2
Reoccurring	353.9	270.3	—	624.2
Non-recurring	634.4	135.2	—	769.6
Total Software Revenue	3,868.3	1,475.6	26.1	5,370.0

Product Revenue	—	—	1,669.2	1,669.2
Total Revenue	$3,868.3	$1,475.6	$1,695.3	$7,039.2

	Year ended December 31, 2023
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,454.3	$1,039.5	$17.3	$3,511.1
Reoccurring	137.8	263.4	—	401.2
Non-recurring	594.8	136.5	1.5	732.8
Total Software Revenue	3,186.9	1,439.4	18.8	4,645.1

Product Revenue	—	—	1,532.7	1,532.7
Total Revenue	$3,186.9	$1,439.4	$1,551.5	$6,177.8

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

Software and related services

•Recurring – consists primarily of SaaS subscriptions and PCS which are recognized ratably over the contractual term, and annual term software licenses which are generally recognized at a point in time.

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

Accounts receivable, net – Accounts receivable, net includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances of $25.5 and $21.6 at December 31, 2025 and 2024, respectively. We make estimates of expected allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, changes to customer creditworthiness, and other factors that may affect our ability to collect from customers.

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

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our software sales, are deferred and amortized on a straight-line basis over the period of contract performance or a longer period, depending on facts and circumstances. We classify deferred commissions as current or non-current based on the expected timing of expense recognition. Where the amortization period would have been one year or less, we expense the associated incremental direct cost as incurred. The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets. At December 31, 2025 and 2024, the current portion of deferred commissions was $47.4 and $40.5, respectively, and the non-current portion of deferred commissions was $66.2 and $50.0, respectively. The Company recognized $36.7, $32.2, and $29.3 of expense related to deferred commissions for the years ended December 31, 2025, 2024, and 2023, respectively.

Remaining performance obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not been performed, excluding unexercised contract options. As of December 31, 2025, total remaining performance obligations were $5,204.2. We expect to recognize revenues on approximately 66% of our remaining performance obligations over the next 12 months, with the remainder of the revenue to be recognized thereafter.

Capitalized Software – The Company accounts for capitalized software under applicable accounting guidance which, among other provisions, requires capitalization of certain internal-use software costs once certain criteria are met. Overhead, general and administrative, and training costs are not capitalized. Capitalized software balances, net of accumulated amortization, were $131.0 and $116.9 at December 31, 2025 and 2024, respectively, which are included in “Other assets” in our Consolidated Balance Sheets.

Stock-Based Compensation – The Company recognizes expense for the grant date fair value of its stock-based awards on a straight-line basis (or, in the case of certain performance-based awards, on a graded basis) over the employee’s requisite service period (generally the vesting period of the award). The fair values of performance-based restricted stock awards which are subject to a market modifier were estimated using a Monte Carlo simulation model, using risk-free interest rate, expected volatility, expected dividend yield, and correlation coefficient as key assumptions. The fair values of option awards are estimated using the Black-Scholes option valuation model. The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

(2) Business Acquisitions and Dispositions

2025 Acquisitions – Roper completed nine business acquisitions in the year ended December 31, 2025. The results of operations of the acquired businesses are included in Roper’s Consolidated Financial Statements from the date of each acquisition. Pro forma results of operations and the revenues and net earnings subsequent to each acquisition date for the 2025 acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

On April 23, 2025, Roper acquired CentralReach Holdings, LLC (“CentralReach”) for a purchase price of $1,850, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $200, which is expected to be utilized over the subsequent 15 years. CentralReach is a leading provider of SaaS and AI-enabled solutions enabling the workflow and administration of ABA therapy for ASD and related disabilities care. The transaction was funded using borrowings under Roper’s unsecured revolving credit facility. The results of CentralReach are reported in the Application Software reportable segment.

The Company recorded $1,049.0 in goodwill, $48.0 assigned to trade names that are not subject to amortization, and $842.0 of other identifiable intangibles in connection with the CentralReach acquisition. The amortizable intangible assets include customer relationships of $776.0 (19 year useful life) and technology of $66.0 (6 year useful life). Including measurement period adjustments, net assets acquired also include approximately $84 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes. Approximately $590 of goodwill is expected to be deductible for income tax purposes.

On July 25, 2025, Roper acquired Subsplash TopCo, LLC (“Subsplash”) for a purchase price of $800.0, net of cash acquired and certain liabilities assumed. Subsplash is a leading provider of AI-enabled SaaS providing digital engagement, as well as church management and integrated giving solutions for faith-based organizations. The results of Subsplash are reported in the Network Software reportable segment.

The Company recorded $513.9 in goodwill, $26.0 assigned to trade names that are not subject to amortization, and $365.1 of other identifiable intangibles in connection with the Subsplash acquisition. The amortizable intangible assets include customer relationships of $328.1 (17 year useful life) and technology of $37.0 (6 year useful life). Including measurement period adjustments, net assets acquired also include approximately $88 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes.

During the year ended December 31, 2025, Roper completed the following bolt-on acquisitions listed below for purchase prices totaling $664.4, net of cash acquired and certain liabilities assumed.

On February 19, 2025, Roper acquired substantially all of the assets of Muni-Link, a leading provider of cloud-based utility management, billing, and customer communication software solutions for municipalities and other local governments. This acquisition has been integrated into our Neptune business and its results are reported in the Technology Enabled Products reportable segment.

On May 15, 2025, Roper acquired Outgo Inc. (“Outgo”), a provider of cloud-based freight payment software and AI-enabled factoring solutions that automate invoicing, underwriting, payments, and collections for commercial trucking. Additionally, on July 30, 2025, Roper acquired Flexport Freight Tech LLC (“Convoy”), a leading provider of automated load management and digital freight-matching technology, matching trusted brokers and carriers for commercial trucking. These acquisitions have been integrated into our DAT business and their results are reported in the Network Software reportable segment.

On July 28, 2025, Roper acquired Brickyard Topco, Inc. (“Orchard Software”), a provider of laboratory information management systems for hospitals, reference labs, physician groups, and public health entities. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment.

In August 2025, Roper acquired Spectrum AI, Inc., as well as the legal technology assets of Zero Cognitive Systems, Inc. (“HerculesAI”). In October 2025, Roper acquired Valuation Pricing Director Limited (VPD). These acquisitions have been integrated into businesses within our Application Software reportable segment and their results are reported in the Application Software reportable segment.

The Company recorded $460.9 in goodwill, $8.4 assigned to trade names that are not subject to amortization, and $210.4 of other identifiable intangibles in connection with these 2025 bolt-on acquisitions. The amortizable intangible assets include customer relationships of $123.8 (16.7 year weighted average useful life) and technology of $86.6 (7.5 year weighted average useful life). Approximately $273 of goodwill is expected to be deductible for income tax purposes.

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

On February 26, 2024, Roper acquired Genesis Ultimate Holding Co., the parent company of Procare Software, LLC (“Procare”), a leading provider of SaaS and integrated payment processing for the management of early childhood education centers, for a purchase price of $1,860.0, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $110, which is expected to be utilized over the subsequent 13 years. The results of Procare are reported in the Application Software reportable segment.

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

On August 20, 2024, Roper acquired RCP Vega Holdings, LLC, the parent company of Transact Campus Inc. (“Transact”), a leading provider of integrated campus technology and payment solutions, including campus identity software and secure access, tuition and fees management software and payment processing, as well as point-of-sale commerce solutions. Transact serves higher education institutions, healthcare facilities, and business campuses. Roper acquired Transact for a purchase price of $1,607, net of cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $100, which is expected to be utilized over the subsequent 14 years. This acquisition has been integrated with our CBORD business and its results are reported in the Application Software reportable segment.

The Company recorded $947.3 in goodwill, $41.0 assigned to trade names that are not subject to amortization, and $705.0 of other identifiable intangibles in connection with the Transact acquisition. The amortizable intangible assets include customer relationships of $656.0 (18 year useful life) and technology of $49.0 (6 year useful life). Including measurement period adjustments, net assets acquired also include approximately $74 of net deferred tax liabilities, primarily attributable to acquired intangible assets, partially offset by federal tax attributes.

During the year ended December 31, 2024, Roper completed two other bolt-on acquisitions for purchase prices totaling $153.1, net of cash acquired and certain liabilities assumed.

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

The largest of the 2023 acquisitions was Syntellis Parent, LLC (“Syntellis”), the parent company of Syntellis Performance Solutions, LLC, a leading provider of cloud-based performance management and data solutions for healthcare, financial institution, and higher education providers. Roper acquired the outstanding membership interests of Syntellis on August 7, 2023, for a purchase price of $1,381, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $135, which is expected to be utilized over the subsequent 15 years. This acquisition has been integrated into our Strata business and its results are reported in the Application Software reportable segment.

The Company recorded $859.0 in goodwill, $17.0 assigned to trade names that are not subject to amortization, and $594.0 of other identifiable intangibles in connection with the Syntellis acquisition. The amortizable intangible assets include customer relationships of $529.0 (20 year useful life) and technology of $65.0 (7 year useful life).

During the year ended December 31, 2023, Roper completed three other bolt-on acquisitions for purchase prices totaling $543.5, net of cash acquired and certain liabilities assumed.

On May 2, 2023, Roper acquired the outstanding membership interests of Promium, L.L.C., a leading provider of laboratory information management systems in the environmental and water markets. This acquisition has been integrated into our Clinisys business and its results are reported in the Application Software reportable segment.

On August 21, 2023, Roper acquired the assets of Replicon Inc., a provider of time tracking software solutions for project and services centric organizations, for a purchase price of $447.5, adjusted for cash acquired and certain liabilities assumed. Additionally, the purchase price contemplated a net present value tax benefit of approximately $80, which is expected to be utilized over the subsequent 15 years. This acquisition has been integrated into our Deltek business and its results are reported in the Application Software reportable segment.

On December 26, 2023, Roper acquired the issued and outstanding shares of Executive Business Services, Inc. (“ProPricer”), a leading provider of proposal pricing software solutions for government contractors and government agencies. This acquisition has been integrated into our Deltek business and its results are reported in the Application Software reportable segment.

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

(3) Inventories

The components of inventories at December 31 were as follows:

	2025	2024
Raw materials and supplies	$71.8	$65.5
Work in process	29.3	32.1
Finished products	51.9	34.4
Inventory reserves	(11.3)	(11.2)
Inventories, net	$141.7	$120.8

(4) Property, Plant and Equipment

The components of property, plant and equipment at December 31 were as follows:

	2025	2024
Land	$0.8	$1.0
Buildings and leasehold improvements	60.9	59.4
Machinery and other equipment	186.7	177.6
Computer equipment	123.4	114.1
Software	71.4	75.6
Property, plant and equipment, gross	443.2	427.7
Accumulated depreciation	(286.3)	(278.0)
Property, plant and equipment, net	$156.9	$149.7

Depreciation and amortization expense related to property, plant and equipment was $39.8, $37.1, and $35.4 for the years ended December 31, 2025, 2024, and 2023, respectively.

(5) Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2023	$12,563.4	$3,624.6	$930.8	$17,118.8
Goodwill acquired	2,167.6	87.8	—	2,255.4
Currency translation adjustments	(11.0)	(6.0)	(1.9)	(18.9)
Reclassifications and other	(42.4)	—	—	(42.4)
Balances at December 31, 2024	$14,677.6	$3,706.4	$928.9	$19,312.9
Goodwill acquired	1,247.4	702.9	73.5	2,023.8
Currency translation adjustments	28.9	14.9	1.2	45.0
Reclassifications and other	(36.7)	(4.1)	0.3	(40.5)
Balances at December 31, 2025	$15,917.2	$4,420.1	$1,003.9	$21,341.2

Reclassifications and other relates to purchase accounting adjustments for completed acquisitions, composed primarily of purchase accounting adjustments that decrease goodwill and deferred tax liabilities, for both the years ended December 31, 2025 and 2024, respectively.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$11,303.7	$(3,457.0)	$7,846.7
Unpatented technology	851.7	(454.7)	397.0
Patents and other protective rights	9.2	(1.9)	7.3
Assets not subject to amortization:
Trade names	808.6	—	808.6
Balances at December 31, 2024	$12,973.2	$(3,913.6)	$9,059.6

Assets subject to amortization:
Customer related intangibles	$12,301.5	$(3,894.6)	$8,406.9
Unpatented technology	880.3	(425.6)	454.7
Patents and other protective rights	9.1	(2.3)	6.8
Assets not subject to amortization:
Trade names	895.8	—	895.8
Balances at December 31, 2025	$14,086.7	$(4,322.5)	$9,764.2

Amortization expense of other intangible assets was $815.4, $745.2, and $698.4 during the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense is expected to be $833.0 in 2026, $791.0 in 2027, $751.0 in 2028, $680.0 in 2029, and $671.0 in 2030.

(6) Other Accrued Liabilities

Other accrued liabilities at December 31 were as follows:

	2025	2024
Interest	$89.5	$64.6
Customer deposits	51.5	50.9
Accrued dividends	101.8	91.3
Rebates	103.6	92.2
Operating lease liabilities	48.3	46.2
Sales and other taxes payable	33.5	30.1
Other	214.1	170.9
Other accrued liabilities	$642.3	$546.2

(7) Income Taxes

Earnings before income taxes for the years ended December 31, 2025, 2024, and 2023 consisted of the following components:

	2025	2024	2023
United States	$1,588.2	$1,701.7	$1,480.3
Other	347.9	265.5	262.8
Earnings before income taxes	$1,936.1	$1,967.2	$1,743.1

Components of income tax expense for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Current:
Federal	$67.7	$317.8	$352.6
State	70.4	101.7	80.7
Foreign	91.0	78.0	69.9
Deferred:
Federal	188.5	(42.8)	(94.1)
State	(8.3)	(15.9)	(27.7)
Foreign	(9.5)	(20.9)	(6.7)
Income tax expense	$399.8	$417.9	$374.7

The Company adopted ASU 2023-09 on a prospective basis beginning with the 2025 annual reporting period. Reconciliations between the U.S. federal statutory income tax rate and the effective income tax rate for the year ended December 31, 2025 were as follows:

	2025
	Amount	Percent
Federal statutory tax expense and rate	$406.6	21.0%
State and local income tax, net of federal income tax effect (1)	52.3	2.7
Foreign tax effects:
Other foreign jurisdictions	11.6	0.6
Effect of cross-border tax laws:
Other	2.0	0.1
Tax credits:
R&D tax credits	(32.0)	(1.7)
Other credits	(6.9)	(0.4)
Nontaxable or nondeductible items:
Stock-based compensation	(14.8)	(0.8)
Legal entity restructuring	(25.8)	(1.3)
Other	10.4	0.6
Changes in unrecognized tax benefits	(3.6)	(0.2)
Income tax expense and effective tax rate	$399.8	20.6%
(1) Taxes in California, Illinois, Massachusetts, Minnesota, New York, Pennsylvania, and Tennessee made up the majority of the tax effect in this category for 2025.

Reconciliations between the U.S. federal statutory income tax rate and the effective income tax rate for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Federal statutory tax rate	21.0%	21.0%
Foreign operations, net	0.6	0.5
R&D tax credits	(2.0)	(1.9)
State taxes, net of federal benefit	3.6	3.5
Stock-based compensation	(1.0)	(1.5)
Changes in valuation allowances	(1.4)	(0.4)
Other, net	0.4	0.3
Effective tax rate	21.2%	21.5%

The amount of cash income taxes paid (net of refunds received), disaggregated by individual jurisdiction in which income taxes paid (net of refunds received) was greater than or equal to 5% of total income taxes paid (net of refunds received), during the year ended December 31, 2025 was as follows:

2025
Federal (1)	$238.1
State	92.4
Foreign:
Canada	39.3
Other	44.4
Total cash income taxes paid	$414.2
(1) Includes $45.7 of cash paid for transferable tax credits purchased during the year ended December 31, 2025.

Total cash income taxes paid (net of refunds received) during the years ended December 31, 2024 and 2023 was $483.8 and $455.9, respectively.

The deferred income tax balance sheet accounts arise from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes.

Components of deferred tax assets and liabilities at December 31 were as follows:

	2025	2024
Deferred tax assets:
Reserves and accrued expenses	$250.4	$243.6
Net operating loss carryforwards	104.5	94.6
R&D credits	17.1	12.6
Capitalized R&D expenditures	165.5	271.1
Interest expense limitation carryforwards	49.3	49.3
Lease liabilities	53.5	50.8
Valuation allowances	(10.9)	(8.9)
Total deferred tax assets	$629.4	$713.1
Deferred tax liabilities:
Reserves and accrued expenses	$10.4	$13.1
Amortizable intangible assets	2,109.3	1,985.2
Plant and equipment	14.7	11.8
Accrued tax on unremitted foreign earnings	12.6	9.7
Right-of-use assets	50.7	48.7
Outside basis difference in Indicor	241.5	221.1
Total deferred tax liabilities	$2,439.2	$2,289.6

As of December 31, 2025, the Company has $57.8 of tax-effected U.S. federal net operating loss carryforwards and $49.8 of tax-effected state net operating loss carryforwards without regard for federal benefit of state. The majority of the net operating loss carryforwards are subject to limitation under the Internal Revenue Code of 1986, as amended (“IRC”) Section 382. As of December 31, 2025, the Company has $7.3 of tax-effected foreign net operating loss carryforwards, certain of which are subject to limitation. Additionally, as of December 31, 2025, the Company has $49.3 of IRC Section 163(j) interest expense limitation carryforwards which have an indefinite carryforward period.

On July 4, 2025, the OBBBA was enacted, which introduced tax reform provisions, including the repeal of the requirement to capitalize and amortize domestic R&D expenditures as previously required under IRC Section 174. The legislation includes multiple effective dates and the Company has recognized the financial effects of the OBBBA provisions to the extent they are applicable through the year ended December 31, 2025.

As of December 31, 2025, the Company has a $165.5 deferred tax asset related to R&D expenditures capitalized under the IRC. The Company amortizes foreign R&D costs for tax purposes over 15 years for R&D performed outside of the U.S.

The Company has a deferred tax liability of $241.5 in outside basis difference as of December 31, 2025 associated with the retained minority equity interest in Indicor. See Note 9 for additional information on this minority equity interest.

As of December 31, 2025, the Company determined that total valuation allowances of $10.9 were necessary to reduce U.S. federal and state deferred tax assets by $7.2 and foreign deferred tax assets by $3.7, where it was more likely than not that all such deferred tax assets will not be realized. As of December 31, 2025, the Company believes it is more likely than not that the remaining net deferred tax assets will be realized based on the Company’s estimate of future taxable income and any applicable tax planning strategies within various tax jurisdictions.

The Company recognizes in the Consolidated Financial Statements only those tax positions determined to be “more likely than not” of being sustained upon examination based on the technical merits of the positions.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits are as follows:

	2025	2024	2023
Beginning balances	$27.9	$35.6	$29.0
Additions for tax positions of prior periods	3.6	1.2	4.3
Additions for tax positions of the current period	0.7	0.9	4.3
Reductions for tax positions of prior periods	—	(3.5)	—
Reductions attributable to lapses of applicable statutes of limitations	(7.8)	(5.1)	(2.0)
Reductions attributable to settlements with taxing authorities	—	(1.2)	—
Ending balances	$24.4	$27.9	$35.6

As of December 31, 2025, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $24.4. Interest and penalties related to unrecognized tax benefits were $0.7 in 2025 and are classified as a component of income tax expense. Accrued interest and penalties were $8.5 at December 31, 2025 and $7.8 at December 31, 2024. During the next twelve months, it is reasonably possible that the unrecognized tax benefits may decrease by a net amount of $6.0, mainly due to anticipated statute of limitations lapses in various jurisdictions.

The Company and its subsidiaries are subject to examinations for U.S. federal income tax as well as income tax in various state, city, and foreign jurisdictions. The Company’s federal income tax returns for 2022 through the current period remain open to examination and the relevant state, city, and foreign statutes vary. The Company does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company intends to distribute substantially all historical unremitted foreign earnings up to the amount of excess foreign cash, as well as substantially all future foreign earnings that can be repatriated without incremental U.S. federal tax cost. Any remaining outside basis differences relating to the Company’s investment in foreign subsidiaries are not expected to be material and are expected to be reinvested indefinitely.

(8) Long-Term Debt

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

At December 31, 2025 and 2024, there were $850.0 and $125.0 of borrowings outstanding under the Credit Agreement, respectively. The Company was in compliance with its debt covenants throughout the years ended December 31, 2025 and 2024.

On August 12, 2025, the Company completed a public offering of $500.0 aggregate principal amount of 4.25% senior unsecured notes due September 15, 2028 (“2028 Notes”), $500.0 aggregate principal amount of 4.45% senior unsecured notes due September 15, 2030 (“2030 Notes”), and $1,000.0 aggregate principal amount 5.10% senior unsecured notes due September 15, 2035 (“2035 Notes” and, collectively with the 2028 Notes and 2030 Notes, the “Notes”). The net proceeds were used to repay a portion of the borrowings outstanding under our unsecured credit facility associated with our 2025 acquisitions, as well as to repay a portion of the senior notes due September 15, 2025.

Each series of Notes bears interest at a fixed rate. Interest on the Notes will be payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026.

On August 21, 2024, the Company completed a public offering of $500.0 aggregate principal amount of 4.50% senior unsecured notes due October 15, 2029 (“2029 Notes”), $500.0 aggregate principal amount of 4.75% senior unsecured notes due February 15, 2032 (“2032 Notes”), and $1,000.0 aggregate principal amount 4.90% senior unsecured notes due October 15, 2034 (“2034 Notes”). The net proceeds were used to repay a portion of the borrowings outstanding under our unsecured credit facility, including borrowings incurred on August 20, 2024 to fund the purchase price of the Transact acquisition, as well as to repay a portion of the senior notes due September 15, 2024.

The 2029 Notes and 2034 Notes bear interest at a fixed rate, payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2025. The 2032 Notes bear interest at a fixed rate, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2025.

On June 22, 2020, the Company completed a public offering of $600.0 aggregate principal amount of 2.00% senior unsecured notes due June 30, 2030 (“Existing 2030 Notes”). The Existing 2030 Notes bear interest at a fixed rate, payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2020.

On September 1, 2020, the Company completed a public offering of $300.0 aggregate principal amount of 0.45% fixed-rate senior unsecured notes due August 15, 2022, $700.0 aggregate principal amount of 1.00% senior unsecured notes due September 15, 2025, $700.0 aggregate principal amount of 1.40% senior unsecured notes due September 15, 2027 (“2027 Notes”), and $1,000.0 aggregate principal amount of 1.75% senior unsecured notes due February 15, 2031 (“2031 Notes”).

The 2031 Notes bear interest at a fixed rate, payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2021. The 2027 Notes bear interest at a fixed rate, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2021.

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

On August 28, 2018, the Company completed a public offering of $700.0 aggregate principal amount of 3.65% fixed-rate senior unsecured notes due September 15, 2023 and $800.0 aggregate principal amount of 4.20% senior unsecured notes due September 15, 2028 (“Existing 2028 Notes”). The Existing 2028 Notes bear interest at a fixed rate, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2019.

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

Roper may redeem some or all of each outstanding series of senior notes at any time or from time to time, at 100% of their principal amount, plus a make-whole premium based on a spread to U.S. Treasury securities. Roper is also entitled to redeem some or all of each outstanding series of senior notes at 100% of their principal amount plus accrued and unpaid interest, on or after applicable dates in advance of maturity.

On September 15, 2025, $700.0 of 1.00% senior notes due 2025 were repaid at maturity using borrowings under our unsecured credit facility as well as a portion of the net proceeds from the issuance of the Notes.

On December 15, 2025, $300.0 of 3.85% senior notes due 2025 were repaid at maturity using borrowings under our unsecured credit facility.

On September 15, 2024, $500.0 of 2.35% senior notes due 2024 were repaid at maturity using borrowings under our unsecured credit facility as well as a portion of the net proceeds from the August 2024 issuance of senior unsecured notes.

On September 15, 2023, $700.0 of 3.65% senior notes due 2023 were repaid at maturity using borrowings under our unsecured credit facility.

The Company’s senior notes are unsecured senior obligations of the Company and rank equally in right of payment with all of Roper’s existing and future unsecured senior indebtedness. The notes are effectively subordinated in right of payment to any of its existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The notes are not guaranteed by any of Roper’s subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of Roper’s subsidiaries.

Total debt at December 31 consisted of the following:

	2025	2024
Unsecured revolving credit facility	$850.0	$125.0
$300 3.850% senior notes due 2025	—	300.0
$700 1.000% senior notes due 2025	—	700.0
$700 3.800% senior notes due 2026	700.0	700.0
$700 1.400% senior notes due 2027	700.0	700.0
$800 4.200% senior notes due 2028	800.0	800.0
$500 4.250% senior notes due 2028	500.0	—
$500 4.500% senior notes due 2029	500.0	500.0
$700 2.950% senior notes due 2029	700.0	700.0
$600 2.000% senior notes due 2030	600.0	600.0
$500 4.450% senior notes due 2030	500.0	—
$1,000 1.750% senior notes due 2031	1,000.0	1,000.0
$500 4.750% senior notes due 2032	500.0	500.0
$1,000 4.900% senior notes due 2034	1,000.0	1,000.0
$1,000 5.100% senior notes due 2035	1,000.0	—
Other debt	5.9	44.2
Less: Deferred financing costs	(54.9)	(46.2)
Total debt, net of deferred financing costs	9,301.0	7,623.0
Less: Current portion, net of deferred financing costs	(705.2)	(1,043.1)
Long-term debt, net of deferred financing costs	$8,595.8	$6,579.9

The interest rate on borrowings under the unsecured credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At December 31, 2025, Roper had $8.1 of outstanding letters of credit.

Future maturities of total debt during each of the next five years ending December 31 and thereafter are as follows:

2026	$705.8
2027	1,550.1
2028	1,300.0
2029	1,200.0
2030	1,100.0
Thereafter	3,500.0
Total debt	$9,355.9

(9) Fair Value

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

Debt – As of December 31, 2025 and 2024, the total estimated fair value of Roper’s fixed-rate senior notes was $8,287.4 and $7,005.2, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

Indicor Equity Investment – In November 2022, Roper completed the divestiture of a majority 51% equity stake in Indicor to CD&R. In connection with the Indicor Transaction, the Company initially retained a 49% equity interest in Indicor valued at $535.0 as of the transaction close date. This initial valuation was based on the implied equity value associated with the sale price of the 51% equity interest in Indicor to CD&R for approximately $829, inclusive of the Unit Adjustment received by CD&R as discussed below. During 2023, we revised our valuation methodology to utilize the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of this investment, net of the Unit Adjustment discussed below. Our valuation methodology was updated in 2023 given the passage of time since the transaction date and in consideration of observable market data, including Indicor’s divestiture of its CCC business unit to Honeywell International Inc. on June 30, 2023 for approximately $670.

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

In the event of a sale of Indicor, CD&R would be entitled to a liquidation preference equal to its initial investment of approximately $829, plus any Unit Adjustment paid in-kind. Management’s valuation as of December 31, 2025 assumes the expected exit of the Indicor equity investment is an initial public offering which is not subject to the liquidation preference. Roper’s approval is required prior to a sale of Indicor for a value that would trigger the liquidation preference. As of December 31, 2025, management does not expect a liquidation preference associated with the investment to negatively impact the realization of cash upon any disposition.

The assessment of fair value for this equity investment requires significant judgments to be made by management. Although our assumptions are considered reasonable and are consistent with the plans and estimates, there is significant judgment applied in determining fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Year ended December 31,
	2025	2024
Beginning balance	$772.3	$675.9
Change in fair value	24.0	96.4
Ending balance	$796.3	$772.3

The Company received $5.1, $10.8, and $32.5 of dividend distributions from Indicor during the years ended December 31, 2025, 2024, and 2023, respectively, which are reported within “Equity investments gain, net” in our Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

(10) Retirement and Other Benefit Plans

Roper maintains three defined contribution retirement plans under the provisions of Section 401(k) of the IRC covering substantially all U.S. employees. Roper partially matches employee contributions. Costs related to all such plans were $51.9, $44.2, and $39.1 for 2025, 2024, and 2023, respectively.

(11) Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan (“2021 Plan”) is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units (collectively “restricted stock awards”), stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on June 14, 2021. The 2021 Plan replaces the Roper Technologies, Inc. 2016 Incentive Plan, as amended (“2016 Plan”), and no additional grants will be made from the 2016 Plan. At December 31, 2025, 4.293 shares were available to grant under the 2021 Plan.

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

Stock-based compensation expense is not allocated to our reportable segments, which are described further in Note 14. Stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023, included as a component of “Selling, general and administrative expenses,” was as follows:

	2025	2024	2023
Stock-based compensation	$166.3	$145.9	$123.5
Tax benefit recognized in net earnings	$24.7	$24.8	$20.4

Stock Options – Stock options are granted at prices not less than 100% of market value of the underlying stock at the date of grant. Stock options typically vest over a period of three years from the grant date and expire 10 years after the grant date. The Company recorded $40.4, $37.6, and $38.0 of compensation expense relating to outstanding options during 2025, 2024, and 2023, respectively, as a component of corporate general and administrative expenses.

The Company estimates the fair value of its option awards using the Black-Scholes option valuation model. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the grant. The expected term of options granted is derived from historical data to estimate option exercises and employee forfeitures, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award.

The weighted-average fair value of options granted in 2025, 2024, and 2023 were calculated using the following weighted average assumptions:

	2025	2024	2023
Weighted-average fair value ($)	177.50	173.21	130.23
Risk-free interest rate (%)	4.07	4.15	3.76
Expected option life (years)	5.75	5.73	5.61
Expected volatility (%)	25.12	25.54	26.05
Expected dividend yield (%)	0.54	0.51	0.63

The following table summarizes stock option activities, with respect to the Company’s share-based compensation plans, for the years ended December 31, 2025 and 2024:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2.688	$340.89
Granted	0.286	$553.79
Exercised	(0.422)	$298.04
Canceled	(0.072)	$468.72
Outstanding at December 31, 2024	2.480	$368.57	5.37	$384.4
Granted	0.306	$578.30
Exercised	(0.370)	$311.02
Canceled	(0.067)	$523.60
Outstanding at December 31, 2025	2.349	$400.46	5.23	$172.4
Exercisable at December 31, 2025	1.646	$344.14	3.90	$169.5

At December 31, 2025, there was $59.1 of total unrecognized compensation expense related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.97 years. The total intrinsic value of options exercised in 2025, 2024, and 2023 was $86.5, $108.9, and $133.7, respectively. Cash received from option exercises under all plans in 2025, 2024, and 2023 was $115.0, $125.7, and $146.5, respectively.

Restricted Stock Awards – During 2025 and 2024, the Company granted 0.476 and 0.402 shares, respectively, of restricted stock awards to certain employee and director participants under its compensation plans. These awards were granted at the fair market value of the share on the date of grant. Restricted stock awards granted generally vest over a period of one to five years. The Company recorded $122.7, $105.7, and $83.3 of compensation expense related to outstanding shares of restricted stock awards held by employees and directors during 2025, 2024, and 2023, respectively.

Restricted stock awards include 0.074 and 0.072 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during 2025 and 2024, respectively, that include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period, which are subject to a market modifier based on the Company’s ranking of total shareholder return relative to the other companies within the Standard & Poor’s 500 Stock Index.

The Company uses a Monte Carlo simulation model to estimate the fair value of its performance-based restricted stock awards which are subject to a market modifier. The expected volatility is measured using daily logarithmic changes in the Company’s historical stock prices over the most recent period equal to the expected term. The expected term is the term remaining from the grant date to the end of the performance period.

The fair values of performance-based restricted stock awards which are subject to a market modifier, granted in 2025 and 2024, were determined using the following weighted average assumptions:

	2025	2024
Weighted-average grant date fair value ($)	663.42	563.00
Risk-free interest rate (%)	3.97	4.30
Expected term (years)	2.82	2.80
Expected volatility (%)	19.69	20.12
Expected dividend yield (%)	0.56	0.50

The following table summarizes the Company’s restricted stock award activity during 2025 and 2024:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2023	0.440	$431.96
Granted	0.402	$552.94
Vested	(0.229)	$445.87
Forfeited	(0.058)	$522.46
Nonvested at December 31, 2024	0.555	$515.77
Granted	0.476	$581.56
Vested	(0.157)	$498.46
Forfeited	(0.091)	$555.10
Nonvested at December 31, 2025	0.783	$553.96

At December 31, 2025, there was $155.1 of total unrecognized compensation expense related to nonvested restricted stock awards granted to both employees and directors under the Company’s compensation plans. That cost is expected to be recognized over a weighted average period of 1.88 years. The total grant date fair value of restricted stock awards vested during 2025, 2024, and 2023 was $78.0, $102.2, and $82.2, respectively.

Employee Stock Purchase Plan – During 2025, 2024, and 2023, participants of the ESPP purchased 0.049, 0.038, and 0.038 shares, respectively, of Roper’s common stock for total consideration of $22.4, $18.5, and $15.5, respectively. All of these shares were purchased from Roper’s treasury shares.

(12) Stockholders’ Equity

In October 2025, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to $3,000.0 of the Company’s common stock. Shares of common stock may be repurchased from time to time through open market purchases or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, and subject to market conditions, applicable legal requirements, and other relevant factors. The repurchase program does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the year ended December 31, 2025, the Company repurchased 1.121 shares of its common stock for an aggregate purchase price of $500.0 and an average price paid per share of $445.87, excluding broker commissions and excise tax. All repurchases were made in open market transactions and there are no current plans to retire repurchased shares. As of December 31, 2025, $2,500.0 of the originally authorized amount under the share repurchase program remained available for future repurchases.

From January 1, 2026 to February 20, 2026, the Company repurchased 3.723 shares of its common stock in open market transactions for an aggregate purchase price of $1,313.5 and an average price paid per share of $352.80, excluding broker commissions and excise tax. As of February 20, 2026, $1,186.5 of the originally authorized amount under the share repurchase program remained available for future repurchases.

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

In January 2025, Roper’s subsidiary, PowerPlan, Inc., settled a legal matter for $24.0 on a pretax basis ($17.7 after taxes).

As of December 31, 2025, Roper had $42.6 of outstanding surety bonds. Certain contracts require Roper to provide a surety bond as a guarantee of its performance of contractual obligations.

(14) Segment and Geographic Area Information

Our businesses are reported in three segments classified based on business model and delivery of performance obligations. The segments are: Application Software, Network Software, and Technology Enabled Products. The three reportable segments are as follows:

–Application Software—Aderant, CentralReach, Clinisys, Data Innovations, Deltek, Frontline, IntelliTrans, PowerPlan, Procare, Strata, Transact/CBORD, and Vertafore;

–Network Software—ConstructConnect, DAT, Foundry, iPipeline, iTradeNetwork, MHA, SHP, SoftWriters, and Subsplash;

–Technology Enabled Products—CIVCO Medical Solutions, FMI, Inovonics, IPA, Neptune, Northern Digital, rf IDEAS, and Verathon.

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

There were no material transactions between Roper’s reportable segments during 2025, 2024, and 2023. Operating profit by reportable segment is defined as net revenues less operating costs and expenses. These costs and expenses do not include unallocated corporate general and administrative expenses or enterprise-wide stock-based compensation. Items below “Income from operations” in Roper’s Consolidated Statements of Earnings are not allocated to reportable segments.

Corporate assets are principally comprised of cash and cash equivalents, income taxes receivable, deferred tax assets, deferred compensation assets, an equity investment, and property and equipment.

Selected financial information by reportable segment for 2025, 2024, and 2023 was as follows:

	Application Software	Network Software	Technology Enabled Products	Corporate	Total
2025
Net revenues	$4,483.0	$1,600.8	$1,818.7	$—	$7,902.5
Cost of sales	1,413.3	255.0	762.2	—	2,430.5
Selling, general and administrative expenses	1,866.6	650.0	429.8	290.2	3,236.6
Operating profit	$1,203.1	$695.8	$626.7	$(290.2)	$2,235.4

Depreciation and other amortization expense	$702.2	$169.6	$23.1	$3.3	$898.2

Total assets	$25,372.6	$6,458.7	$1,666.0	$1,079.7	$34,577.0
Capital expenditures	$22.0	$9.0	$11.4	$5.0	$47.4
Capitalized software expenditures	$57.3	$—	$—	$—	$57.3

2024
Net revenues	$3,868.3	$1,475.6	$1,695.3	$—	$7,039.2
Cost of sales	1,220.7	220.8	719.4	—	2,160.9
Selling, general and administrative expenses	1,624.2	588.3	401.6	267.4	2,881.5
Operating profit	$1,023.4	$666.5	$574.3	$(267.4)	$1,996.8

Depreciation and other amortization expense	$628.8	$161.0	$21.7	$1.3	$812.8

Total assets	$23,600.9	$5,348.0	$1,498.1	$887.7	$31,334.7
Capital expenditures	$17.8	$4.8	$11.7	$31.7	$66.0
Capitalized software expenditures	$43.7	$1.3	$—	$—	$45.0

2023
Net revenues	$3,186.9	$1,439.4	$1,551.5	$—	$6,177.8
Cost of sales	991.1	213.8	665.7	—	1,870.6
Selling, general and administrative expenses	1,375.0	593.2	367.1	226.7	2,562.0
Operating profit	$820.8	$632.4	$518.7	$(226.7)	$1,745.2

Depreciation and other amortization expense	$563.0	$162.5	$29.1	$0.6	$755.2

Total assets	$20,350.9	$5,363.8	$1,485.6	$967.2	$28,167.5
Capital expenditures	$20.1	$6.4	$13.8	$27.7	$68.0
Capitalized software expenditures	$39.5	$0.5	$—	$—	$40.0

Summarized long-lived assets information for Roper’s U.S. and foreign operations (principally in Canada, Europe, and Asia) for 2025, 2024, and 2023 was as follows:

	2025	2024	2023
United States	$340.0	$303.4	$251.1
Non-U.S.	32.6	23.9	20.1
Total long-lived assets	$372.6	$327.3	$271.2

Sales to customers outside of the U.S. accounted for a significant portion of Roper’s net revenues. Sales are attributed to geographic areas based upon the location where the product is ultimately delivered. Roper’s net revenues for the years ended December 31, 2025, 2024, and 2023 are shown below by region, except for the U.S. and Canada, which are presented separately:

	2025	2024	2023
United States	$6,872.8	$6,063.3	$5,304.4
Canada	291.7	288.3	254.6
Europe	541.4	495.1	453.2
Asia	71.1	74.1	75.1
Rest of the world	125.5	118.4	90.5
Total net revenues	$7,902.5	$7,039.2	$6,177.8

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

(16)  Contract Balances

Contract balances at December 31 are set forth in the following table:

Balance sheet account	2025	2024	Change
Unbilled receivables	$124.0	$127.3	$(3.3)
Deferred revenue – current	(1,906.8)	(1,737.4)	(169.4)
Deferred revenue – non-current	(170.8)	(154.7)	(16.1)
Net contract assets/(liabilities)	$(1,953.6)	$(1,764.8)	$(188.8)

The change in our net contract assets/(liabilities) from December 31, 2024 to December 31, 2025 was primarily due to the timing of payments and invoicing as well as growth related to SaaS and PCS renewals.

Revenue recognized during the years ended December 31, 2025 and 2024 that was included in the deferred revenue balance on December 31, 2024 and 2023 was $1,716.9 and $1,546.5, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

Impairment losses recognized on our accounts receivable and unbilled receivables were immaterial in each of the years ended December 31, 2025, 2024, and 2023, respectively.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $60.1, $53.9, and $50.6 of operating lease expense, respectively.

The following table presents the supplemental cash flow information related to the Company’s operating leases for the years ended December 31:

	2025	2024	2023
Operating cash flows used for operating leases	$59.0	$53.6	$50.6
Right-of-use assets obtained in exchange for operating lease obligations	$77.5	$52.4	$29.6

The following table presents the lease balances within the Consolidated Balance Sheets related to the Company’s operating leases as of December 31:

Lease assets and liabilities	Balance sheet account	2025	2024
ASSETS:
Operating lease ROU assets	Other assets	$220.0	$189.4

LIABILITIES:
Current operating lease liabilities	Other accrued liabilities	48.3	46.2
Operating lease liabilities	Other liabilities	185.2	154.8
Total operating lease liabilities		$233.5	$201.0

Future minimum lease payments under non-cancellable leases were as follows:

2026	$56.1
2027	49.7
2028	40.6
2029	31.3
2030	23.9
Thereafter	65.5
Total operating lease payments	267.1
Less: Imputed interest	(33.6)
Total operating lease liabilities	$233.5

Weighted average remaining lease term – operating leases (years)	6.6
Weighted average discount rate (%)	4.3

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management excluded the nine acquisitions completed during 2025 from its assessment of internal control over financial reporting as of December 31, 2025. These acquisitions are wholly-owned subsidiaries whose total assets (excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment) represent less than 1%, and whose aggregate total revenues represent approximately 3%, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2025.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from the sections of the Roper Proxy Statement for the annual meeting of shareholders (“2026 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, as specified below:

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors required by this Item 10 - Directors, Executive Officers and Corporate Governance is contained in the 2026 Proxy Statement under the caption “Proposal 1: Election of Directors.”

Information regarding our audit committee is contained in the 2026 Proxy Statement under the captions “Corporate Governance” and “Board Committees and Meetings.”

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 - Executive Compensation is contained in the 2026 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(All share amounts are in millions)

Other than as set forth below, the information required by this Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2026 Proxy Statement under the caption “Beneficial Ownership.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders (1)
Stock options	2.349	$400.46
Restricted stock awards (2)	0.783	—
Subtotal	3.132		4.293
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3.132	$—	4.293

(1)Consists of the Amended and Restated 2006 Incentive Plan, the 2016 Incentive Plan, as amended, and the 2021 Incentive Plan. No additional awards may be granted under the 2006 Incentive Plan or the 2016 Incentive Plan.
(2)The weighted-average exercise price is not applicable to restricted stock awards.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 - Certain Relationships and Related Transactions, and Director Independence is contained in the 2026 Proxy Statement under the captions “Director Independence” and “Review and Approval of Related Person Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 - Principal Accountant Fees and Services is contained in the 2026 Proxy Statement under the captions “Proposal 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2026” and “Independent Public Accountant’s Fees.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report.

(1) Consolidated Financial Statements: The following Consolidated Financial Statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Earnings for the Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit No.	Description of Exhibit
(a) 2.1
Equity Purchase Agreement by and among RIPIC Holdco Inc., Roper International Holding, Inc., RIPIC Equity LLC, CD&R Tree Delaware Holdings, L.P. AND, solely for purposes of section 6.25, Roper Technologies, Inc. dated as of May 29, 2022.*

(b) 3.1	Amended and Restated Certificate of Incorporation effective as of June 13, 2023.
(c) 3.2	Amended and Restated By-Laws.
(d) 4.1	Indenture between Registrant and Wells Fargo Bank, dated as of August 4, 2008.
(e) 4.2	Indenture between Registrant and Wells Fargo Bank, dated as of November 26, 2018.
(f) 4.3	Form of Note.
(g) 4.4	Form of 4.200% Senior Notes due 2028.
(h) 4.5	Form of 3.800% Senior Notes due 2026.
(i) 4.6	Form of 2.950% Senior Notes due 2029.
(j) 4.7	Form of 2.000% Senior Notes due 2030.
(k) 4.8	Form of 1.400% Senior Notes due 2027.
(k) 4.9	Form of 1.750% Senior Notes due 2031.
(l) 4.10	Form of 4.500% Senior Notes due 2029.
(l) 4.11	Form of 4.750% Senior Notes due 2032.
(l) 4.12	Form of 4.900% Senior Notes due 2034.
(m) 4.13	Form of 4.250% Senior Notes due 2028.
(m) 4.14	Form of 4.450% Senior Notes due 2030.
(m) 4.15	Form of 5.100% Senior Notes due 2035.
(n) 4.16	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
(o) 10.1	Employee Stock Purchase Plan, as Amended and Restated. †
10.2	Non-Qualified Retirement Plan, as Amended and Restated, filed herewith. †
(p) 10.3
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

(q) 10.4	Amended and Restated 2006 Incentive Plan. †
(r) 10.5	Form of Non-Statutory Stock Option Agreement, under the 2006 Incentive Plan. †
(s) 10.6	Offer Letter to John K. Stipancich. †
(t) 10.7	Form of Director and Officer Indemnification Agreement. †
(u) 10.8	2016 Incentive Plan. †
(v) 10.9	Amendment No. 1 to the 2016 Incentive Plan. †
(w) 10.10	Form of Non-Statutory Stock Option Agreement, under the 2016 Incentive Plan. †
(x) 10.11	Offer Letter to Neil Hunn. †
(y) 10.12	Long-Term Incentive Opportunity Agreement for Neil Hunn. †
(z) 10.13	2021 Incentive Plan. †
(z) 10.14	Form of Performance-Based Restricted Stock Award Agreement, under the 2021 Incentive Plan. †
(z) 10.15	Form of Non-Statutory Stock Option Award Agreement, under the 2021 Incentive Plan. †
(z) 10.16	Form of Time-Based Restricted Stock Award Agreement, under the 2021 Incentive Plan. †
(aa) 10.17	Form of Performance Share Unit Award Agreement, under the 2021 Incentive Plan. †
(bb) 10.18	Form of Time-Based Restricted Stock Unit Award Agreement, for use commencing in 2024 under the 2021 Incentive Plan. †
(bb) 10.19	Form of Executive Officer Performance Share Unit Award Agreement, for use commencing in 2024 under the 2021 Incentive Plan. †
(bb) 10.20	Form of Senior Management Performance Share Unit Award Agreement, for use commencing in 2024 under the 2021 Incentive Plan. †
(cc) 10.21	Form of Non-Statutory Stock Option Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan. †
(cc) 10.22	Form of Time-Based Restricted Stock Unit Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan. †
(cc) 10.23	Form of Executive Officer Performance Share Unit Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan. †
(cc) 10.24	Form of Senior Management Performance Share Unit Award Agreement, for use commencing in 2025 under the 2021 Incentive Plan. †
(dd) 10.25	Roper Technologies, Inc. Director Compensation Plan. †
(dd) 10.26	Form of Non-Employee Director Restricted Stock Unit Award Agreement, under the 2021 Incentive Plan (included in Exhibit 10.25). †
(dd) 10.27	Form of Non-Employee Director Restricted Stock Award Agreement, under the 2021 Incentive Plan (included in Exhibit 10.25). †
(ee) 10.28	First Amendment to Roper Technologies, Inc. Director Compensation Plan. †
(ee) 10.29	Form of Non-Employee Director Unrestricted Stock Unit Award Agreement. †
(ff) 10.30	Second Amendment to Roper Technologies, Inc. Director Compensation Plan. †
(ff) 10.31	Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement. †
19.1	Roper Technologies, Inc. Securities Transaction Compliance Program, filed herewith.
21.1	List of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accountants, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.
(gg) 97.1	Roper Technologies, Inc. Compensation Clawback Policy. †
101.INS	Inline XBRL Instance Document, furnished herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document, furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contract or compensatory plan or arrangement.
*	The related exhibits and schedules are not being filed herewith. The Company agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.
a)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2022 (file no. 1-12273).
b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2023 (file no. 1-12273).
c)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 7, 2024 (file no. 1-12273).
d)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008 (file no. 1-12273).
e)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR filed November 26, 2018 (file no. 333-228532).
f)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3ASR filed November 25, 2015 (file no. 333-208200).
g)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 28, 2018 (file no. 1-12273).
h)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2016 (file no. 1-12273).
i)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 26, 2019 (file no. 1-12273).
j)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2020 (file no. 1-12273).
k)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 1, 2020 (file no. 1-12273).
l)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 21, 2024 (file no. 1-12273).
m)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 12, 2025 (file no. 1-12273).
n)	Incorporated herein by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed February 24, 2025 (file no. 1-12273).
o)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2024 (file no. 1-12273).
p)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2022 (file no. 1-12273).
q)	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2012 (file no. 1-12273).
r)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 6, 2006 (file no. 1-12273).
s)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
t)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2018 (file no. 1-12273).
u)	Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 26, 2016 (file no. 1-12273).
v)	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 27, 2017 (file no. 1-12273).
w)	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 25, 2019 (file no. 1-12273).
x)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 23, 2018 (file no. 1-12273).
y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2019 (file no. 1-12273).
z)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, and 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2021 (file no. 1-12273).
aa)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 22, 2024 (file no. 1-12273).
bb)	Incorporated herein by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2024 (file no. 1-12273).
cc)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, and 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2025 (file no. 1-12273).
dd)	Incorporated herein by reference to Exhibits 10.5, 10.6, and 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021 (file no. 1-12273).
ee)	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2025 (file no. 1-12273).
ff)	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2025 (file no. 1-12273).
gg)	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 22, 2024 (file no. 1-12273).

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROPER TECHNOLOGIES, INC.
(Registrant)

By:	/s/ L. Neil Hunn	February 24, 2026
L. Neil Hunn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. NEIL HUNN	President and Chief Executive Officer	February 24, 2026
L. Neil Hunn	(Principal Executive Officer)

/s/ JASON P. CONLEY	Executive Vice President and Chief Financial Officer	February 24, 2026
Jason P. Conley	(Principal Financial Officer)

/s/ BRANDON CROSS	Vice President and Corporate Controller	February 24, 2026
Brandon Cross	(Principal Accounting Officer)

/s/ AMY WOODS BRINKLEY	Chair of the Board of Directors	February 24, 2026
Amy Woods Brinkley

/s/ SHELLYE L. ARCHAMBEAU	Director	February 24, 2026
Shellye L. Archambeau

/s/ IRENE M. ESTEVES	Director	February 24, 2026
Irene M. Esteves

/s/ ROBERT D. JOHNSON	Director	February 24, 2026
Robert D. Johnson

/s/ THOMAS P. JOYCE, JR.	Director	February 24, 2026
Thomas P. Joyce, Jr.

/s/ JOHN F. MURPHY	Director	February 24, 2026
John F. Murphy

/s/ LAURA G. THATCHER	Director	February 24, 2026
Laura G. Thatcher

/s/ RICHARD F. WALLMAN	Director	February 24, 2026
Richard F. Wallman