Form 10-Q
period 2026-03-31
ROPER TECHNOLOGIES INC
filed 2026-05-01
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 100,917,359.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(Amounts in millions, except per share data)

	Three months ended March 31,
	2026	2025
Net revenues	$2,095.3	$1,882.8
Cost of sales	641.5	589.1
Gross profit	1,453.8	1,293.7

Selling, general and administrative expenses	884.2	767.9
Income from operations	569.6	525.8

Interest expense, net	99.3	62.9
Equity investment (gain) loss, net	(167.3)	44.4
Other expense, net	2.6	0.5
Earnings before income taxes	635.0	418.0

Income taxes	126.1	86.9
Net earnings	$508.9	$331.1

Net earnings per share:
Basic	$4.88	$3.08
Diluted	$4.87	$3.06

Weighted average common shares outstanding:
Basic	104.3	107.4
Diluted	104.6	108.2

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Amounts in millions)

	Three months ended March 31,
	2026	2025
Net earnings	$508.9	$331.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12.3)	19.7
Total other comprehensive income (loss), net of tax	(12.3)	19.7

Comprehensive income	$496.6	$350.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in millions)

	March 31, 2026	December 31, 2025
ASSETS:

Cash and cash equivalents	$382.9	$297.4
Accounts receivable, net	877.3	1,001.0
Inventories, net	144.5	141.7
Income taxes receivable	88.3	128.2
Unbilled receivables	142.7	124.0
Prepaid expenses and other current assets	276.4	235.8
Total current assets	1,912.1	1,928.1

Property, plant and equipment, net	158.2	156.9
Goodwill	21,347.7	21,341.2
Other intangible assets, net	9,559.0	9,764.2
Deferred taxes	70.8	73.3
Equity investment	963.6	796.3
Other assets	539.4	517.0
Total assets	$34,550.8	$34,577.0

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$184.5	$150.3
Accrued compensation	226.7	293.0
Deferred revenue	1,792.5	1,906.8
Other accrued liabilities	619.0	642.3
Income taxes payable	39.3	28.0
Current portion of long-term debt, net	715.6	705.2
Total current liabilities	3,577.6	3,725.6

Long-term debt, net of current portion	9,748.4	8,595.8
Deferred taxes	1,915.1	1,883.1
Other liabilities	491.7	491.0
Total liabilities	15,732.8	14,695.5

Commitments and contingencies (Note 11)

Common stock, 350.0 shares authorized; 109.4 shares issued and 102.4 outstanding at March 31, 2026 and 109.3 shares issued and 106.6 outstanding at December 31, 2025	1.1	1.1
Additional paid-in capital	3,334.4	3,292.2
Retained earnings	17,620.2	17,205.7
Accumulated other comprehensive loss	(113.7)	(101.4)
Treasury stock, 7.0 shares at March 31, 2026 and 2.7 shares at December 31, 2025	(2,024.0)	(516.1)
Total stockholders’ equity	18,818.0	19,881.5
Total liabilities and stockholders’ equity	$34,550.8	$34,577.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in millions)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$508.9	$331.1
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	10.0	9.1
Amortization of intangible assets	220.4	204.0
Amortization of deferred financing costs	3.2	2.8
Non-cash stock compensation	52.6	38.8
Equity investment (gain) loss, net	(167.3)	44.4
Income tax provision	126.1	86.9
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	122.4	74.4
Unbilled receivables	(19.1)	(7.6)
Inventories	(3.3)	(4.1)
Prepaid expenses and other current assets	(41.6)	(41.3)
Accounts payable	34.4	2.9
Other accrued liabilities	(94.9)	(107.4)
Deferred revenue	(117.1)	(70.6)
Cash income taxes paid	(34.2)	(29.1)
Other, net	(8.4)	(5.6)
Cash provided by operating activities	592.1	528.7

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(27.5)	(124.9)
Capital expenditures	(14.3)	(9.5)
Capitalized software expenditures	(15.4)	(12.4)
Other, net	1.1	—
Cash used in investing activities	(56.1)	(146.8)

Cash flows from (used in) financing activities:
Borrowings (payments) under revolving credit facility, net	1,150.0	(125.0)
Debt issuance costs	(3.9)	—
Cash dividends to stockholders	(97.4)	(88.6)
Repurchases of common stock	(1,500.1)	—
Proceeds from (tax withholding payments for) stock-based compensation, net	(10.9)	42.7
Treasury stock sales under employee stock purchase plan	7.4	7.2
Other, net	10.2	(44.1)
Cash used in financing activities	(444.7)	(207.8)

Effect of exchange rate changes on cash	(5.8)	10.5

Net increase in cash and cash equivalents	85.5	184.6

Cash and cash equivalents, beginning of period	297.4	188.2

Cash and cash equivalents, end of period	$382.9	$372.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Amounts in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at December 31, 2025	$1.1	$3,292.2	$17,205.7	$(101.4)	$(516.1)	$19,881.5

Net earnings	—	—	508.9	—	—	508.9
Stock option exercises	—	8.3	—	—	—	8.3
Treasury stock sold under employee stock purchase plan	—	0.6	—	—	6.8	7.4
Common stock repurchased (1)	—	—	—	—	(1,514.7)	(1,514.7)
Currency translation adjustments	—	—	—	(12.3)	—	(12.3)
Stock-based compensation	—	52.5	—	—	—	52.5
Restricted stock activity	—	(19.2)	—	—	—	(19.2)
Dividends declared ($0.91 per share)	—	—	(94.4)	—	—	(94.4)
Balances at March 31, 2026	$1.1	$3,334.4	$17,620.2	$(113.7)	$(2,024.0)	$18,818.0

Balances at December 31, 2024	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6

Net earnings	—	—	331.1	—	—	331.1
Stock option exercises	—	67.4	—	—	—	67.4
Treasury stock sold under employee stock purchase plan	—	7.0	—	—	0.2	7.2
Currency translation adjustments	—	—	—	19.7	—	19.7
Stock-based compensation	—	38.1	—	—	—	38.1
Restricted stock activity	—	(18.4)	—	—	—	(18.4)
Dividends declared ($0.825 per share)	—	—	(89.1)	—	—	(89.1)
Balances at March 31, 2025	$1.1	$3,108.7	$16,276.9	$(146.8)	$(16.3)	$19,223.6

(1)Balance includes excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions.

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts are in millions, except per share data)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2025 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2026 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Weighted average shares outstanding are presented below:

	Three months ended March 31,
	2026	2025
Basic shares outstanding	104.3	107.4
Effect of potential common stock:
Common stock awards	0.3	0.8
Diluted shares outstanding	104.6	108.2

For the three months ended March 31, 2026, there were 2.342 stock-based awards outstanding that were not included in the determination of diluted earnings per share because to do so would have been antidilutive, as compared to 0.844 stock-based awards outstanding that would have been antidilutive in the comparable period of 2025.

4.    Business Acquisitions

During the three months ended March 31, 2026, Roper completed one business acquisition for a purchase price of $25.0. This acquisition has been integrated into a business within, and its results are reported in, the Network Software reportable segment.

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

Information regarding the Company’s stock-based compensation expense, included as a component of “Selling, general and administrative expenses” (“SG&A expenses”), is provided in the following table:

	Three months ended March 31,
	2026	2025
Stock-based compensation	$52.6	$38.8
Tax benefit recognized in net earnings	$8.0	$6.3

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the three months ended March 31, 2026, 0.528 options were granted with a weighted-average fair value of $91.86 per option. During the comparable period in 2025, 0.242 options were granted with a weighted-average fair value of $182.89 per option. All options were granted with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option valuation model:

	Three months ended March 31,
	2026	2025
Risk-free interest rate (%)	3.81	4.12
Expected option life (years)	5.77	5.74
Expected volatility (%)	21.82	25.07
Expected dividend yield (%)	0.96	0.52

Cash received from option exercises during the three months ended March 31, 2026 and 2025 was $8.3 and $61.1, respectively.

Restricted Stock Awards – During the three months ended March 31, 2026, the Company granted 0.803 shares of restricted stock awards in total, with a weighted-average grant date fair value of $353.92 per share. During the comparable period in 2025, the Company granted 0.342 shares of restricted stock awards in total, with a weighted-average grant date fair value of $608.04 per share. These awards were granted at the fair market value of the shares on the date of grant.

Restricted stock awards include 0.157 and 0.074 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during the three months ended March 31, 2026 and 2025, respectively, with a weighted-average grant date fair value of $353.87 and $663.42 per share, respectively. Such awards include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period.

During the three months ended March 31, 2026, 0.144 restricted stock award shares vested with a weighted-average grant date fair value of $485.37 per share and a weighted-average vest date fair value of $356.15 per share. During the comparable period in 2025, 0.093 restricted stock award shares vested with a weighted-average grant date fair value of $479.18 per share and a weighted-average vest date fair value of $582.56 per share.

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

During the three months ended March 31, 2026 and 2025, participants of the ESPP purchased 0.023 and 0.016 shares, respectively, of Roper’s common stock for total consideration of $7.4 and $7.2, respectively. All of these shares were purchased from Roper’s treasury shares.

6.    Stockholders’ Equity

In October 2025, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to $3,000.0 of the Company’s common stock. Shares of common stock may be repurchased from time to time through open market purchases or privately negotiated transactions, including under repurchase plans complying with Rule 10b5-1 under the Exchange Act, and subject to market conditions, applicable legal requirements, and other relevant factors. The repurchase program does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. The timing, manner, price, and amount of any repurchases made will be determined by the Company in its discretion and will depend on a variety of factors, including price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the three months ended March 31, 2026, the Company repurchased 4.274 shares of its common stock for an aggregate purchase price of $1,500.0 and an average price paid per share of $350.99. The aggregate purchase price and average price paid per share exclude the 1% excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions. All repurchases were made in open market transactions and there are no current plans to retire repurchased shares. As of March 31, 2026, $1,000.0 of the originally authorized amount remained available for future repurchases under the share repurchase program.

From April 1, 2026 through April 30, 2026, the Company repurchased 1.498 shares of its common stock for an aggregate purchase price of $528.4 and an average price paid per share of $352.87, excluding excise tax and broker commissions.

In April 2026, the Company’s Board of Directors approved an additional $3,000.0 in share repurchase authorization under the program. As of April 30, 2026, total share repurchase authorization of $3,471.6 remained available for future repurchases under the program.

7.    Inventories

The components of inventories were as follows:

	March 31, 2026	December 31, 2025
Raw materials and supplies	$71.5	$71.8
Work in process	34.7	29.3
Finished products	49.8	51.9
Inventory reserves	(11.5)	(11.3)
Inventories, net	$144.5	$141.7

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2025	$15,917.2	$4,420.1	$1,003.9	$21,341.2
Goodwill acquired	—	17.6	—	17.6
Other	(3.3)	0.2	—	(3.1)
Currency translation adjustments	(5.0)	(2.7)	(0.3)	(8.0)
Balances at March 31, 2026	$15,908.9	$4,435.2	$1,003.6	$21,347.7

Other relates to purchase accounting adjustments for completed acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$12,301.5	$(3,894.6)	$8,406.9
Unpatented technology	880.3	(425.6)	454.7
Patents and other protective rights	9.1	(2.3)	6.8
Assets not subject to amortization:
Trade names	895.8	—	895.8
Balances at December 31, 2025	$14,086.7	$(4,322.5)	$9,764.2

Assets subject to amortization:
Customer related intangibles	$12,292.6	$(4,062.9)	$8,229.7
Unpatented technology	886.3	(458.7)	427.6
Patents and other protective rights	9.1	(2.4)	6.7
Assets not subject to amortization:
Trade names	895.0	—	895.0
Balances at March 31, 2026	$14,083.0	$(4,524.0)	$9,559.0

Amortization expense of other intangible assets was $208.1 and $194.5 during the three months ended March 31, 2026 and 2025, respectively.

An evaluation of the carrying value of goodwill and other indefinite-lived intangibles is required to be performed on an annual basis, and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2026. The Company will perform the annual analysis during the fourth quarter of 2026.

9.    Long-Term Debt

On March 30, 2026, we entered into a new five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, and PNC Bank, National Association, Truist Bank, U.S. Bank National Association, The Huntington National Bank, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, and MUFG Bank, Ltd., as documentation agents, which replaced the previous $3,500.0 unsecured credit facility, dated as of July 21, 2022. The Credit Agreement comprises a five-year $3,500.0 unsecured revolving credit facility, which includes availability of up to $150.0 for letters of credit, of which $60.0 is committed. Loans under the unsecured credit facility are available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $1,000.0.

The Company has the right to add foreign subsidiaries as borrowers under the Credit Agreement, subject to the satisfaction of specified conditions. The Company will guarantee the payment and performance by foreign subsidiary borrowers for any of their obligations under the Credit Agreement. The Company’s obligations under the Credit Agreement are not guaranteed by any of its subsidiaries. However, the Company has the right, subject to the satisfaction of certain conditions set forth in the Credit Agreement, to cause any of its wholly-owned domestic subsidiaries to become guarantors.

Loans under the Credit Agreement can be borrowed as term Secured Overnight Financing Rate (“SOFR”) loans or Alternate Base Rate (“ABR”) loans, at the Company’s option. Each term SOFR loan will bear interest at a rate per annum equal to the applicable term SOFR rate plus a spread ranging from 0.795% to 1.300%, as determined by the Company’s senior unsecured long-term debt rating at such time. Based on the Company’s current credit rating, the spread for SOFR loans would be 0.920%. Each ABR loan will bear interest at a rate per annum equal to the Alternate Base Rate plus a spread ranging from 0.000% to 0.300%, as determined by the Company’s senior unsecured long-term debt rating at such time. Based on the Company’s current credit rating, the spread for ABR loans would be 0.000%.

Outstanding letters of credit issued under the Credit Agreement are charged a quarterly fee depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current credit rating, the quarterly fee would be payable at a rate of 0.920% per annum, plus a fronting fee of 0.125% per annum on the undrawn and unexpired amount of all letters of credit.

Additionally, the Company will pay a quarterly facility fee on the used and unused portions of the unsecured revolving credit facility depending on the Company’s senior unsecured long-term debt rating. Based on the Company’s current credit rating, the quarterly facility fee would accrue at a rate of 0.080% per annum.

Amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of customary events of default. The Credit Agreement requires the Company to maintain a Total Debt to Total Capital Ratio of 0.65 to 1.00, or less. Borrowings under the Credit Agreement are prepayable at the Company’s option at any time in whole or in part without premium or penalty.

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

Debt – As of March 31, 2026 and December 31, 2025, the total estimated fair value of Roper’s fixed-rate senior notes was $8,141.6 and $8,287.4, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At March 31, 2026 and December 31, 2025, there were $2,000.0 and $850.0 of borrowings outstanding under our unsecured revolving credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

Indicor Equity Investment – As of March 31, 2026 and December 31, 2025, the Company held a 43.4% and 43.8% equity interest in Indicor Equity, LLC (“Indicor”), respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and the change in fair value is reported as a component of “Equity investment (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

Although we believe our assumptions are considered reasonable and are consistent with the plans and estimates included in our Annual Report, there is significant judgment applied in determining fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results. Our valuation methodology utilizes the market multiple approach consisting of comparable guideline public companies revenue and earnings multiples to estimate the fair value of this equity investment. The fair value of the investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended March 31,
	2026	2025
Beginning balance	$796.3	$772.3
Change in fair value	167.3	(44.1)
Ending balance	$963.6	$728.2

Receivables Purchase Agreement – Outgo Inc. (“Outgo”), a freight payment software and factoring solutions subsidiary integrated into our DAT business, entered into a receivables purchase agreement (“RPA”) under which certain Outgo factored receivables are sold to a third-party financial institution on a non-recourse basis and derecognized upon sale. Sales of Outgo factored receivables did not result in a material gain or loss. As a part of the RPA, Outgo continues to perform certain collection and administrative functions for receivables sold to the purchaser. Under the agreement, Outgo retains a beneficial interest representing the deferred purchase price, which is repaid following collection of the underlying receivables. The fair value of this beneficial interest was $4.1 at March 31, 2026. Cash inflows received from the beneficial interest totaled $0.9 for the three months ended March 31, 2026 and are reported within other investing activities in the Condensed Consolidated Statement of Cash Flows.

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

12.    Reportable Segments

The following table presents selected financial information by reportable segment:

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$1,191.5	$427.6	$476.2	$2,095.3	$1,068.2	$375.9	$438.7	$1,882.8
Cost of sales	368.9	67.2	205.4	641.5	347.4	60.3	181.4	589.1
SG&A expenses	503.4	186.6	116.4	806.4	444.0	148.9	103.7	696.6
Operating profit*	$319.2	$173.8	$154.4	$647.4	$276.8	$166.7	$153.6	$597.1

Depreciation and other amortization	$181.0	$42.8	$5.7	$229.5	$165.6	$41.3	$5.4	$212.3

Capital expenditures	$6.1	$1.5	$5.2	$12.8	$4.3	$2.6	$2.4	$9.3
Capitalized software expenditures	$15.2	$—	$0.2	$15.4	$12.4	$—	$—	$12.4

* Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $77.8 and $71.3 for the three months ended March 31, 2026 and 2025, respectively, and are included within consolidated SG&A expenses to arrive at “Income from operations” in our Condensed Consolidated Statements of Earnings. Items below “Income from operations” are not allocated to reportable segments.

The following table presents selected asset information by reportable segment:

	March 31, 2026	December 31, 2025
Total assets:
Application Software	$25,170.1	$25,372.6
Network Software	6,419.9	6,458.7
Technology Enabled Products	1,721.0	1,666.0
Segments Total	$33,311.0	$33,497.3

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

	Three months ended March 31, 2026				Three months ended March 31, 2025
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$880.2	$310.8	$13.5	$1,204.5	$769.4	$275.3	$8.9	$1,053.6
Reoccurring	139.4	84.5	—	223.9	133.9	67.7	—	201.6
Non-recurring	171.9	32.3	—	204.2	164.9	32.9	—	197.8
Total Software Revenue	1,191.5	427.6	13.5	1,632.6	1,068.2	375.9	8.9	1,453.0

Product Revenue	—	—	462.7	462.7	—	—	429.8	429.8
Total Revenue	$1,191.5	$427.6	$476.2	$2,095.3	$1,068.2	$375.9	$438.7	$1,882.8

Remaining Performance Obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed, excluding unexercised contract options. As of March 31, 2026, total remaining performance obligations were $5,284.5. We expect to recognize revenues on approximately 64%, or $3,392.1, of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	March 31, 2026	December 31, 2025	Change
Unbilled receivables	$142.7	$124.0	$18.7
Deferred revenue – current	(1,792.5)	(1,906.8)	114.3
Deferred revenue – non-current (1)	(165.5)	(170.8)	5.3
Net contract assets/(liabilities)	$(1,815.3)	$(1,953.6)	$138.3
(1) The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2025 to March 31, 2026 was primarily due to the timing of payments and invoicing related to SaaS and PCS renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized that was included in the deferred revenue balance on December 31, 2025 and 2024 was $849.3 and $774.4 for the three months ended March 31, 2026 and 2025, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, we had $114.7 and $113.6 of total deferred commissions, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) as filed on February 24, 2026 with the U.S. Securities and Exchange Commission (“SEC”) and the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

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
•information technology (IT) system failures, data security breaches, network disruptions, and cybersecurity events, including any litigation arising therefrom;
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
•risks related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs (including repeal or non-renewal of the United States-Mexico-Canada Agreement);
•increased warranty exposure;
•environmental compliance costs and liabilities;
•the effect of, or change in, government regulations (including tax);
•the impacts of any U.S. government shutdowns;

•economic disruption caused by armed conflicts (such as the conflicts in Ukraine and the Middle East), terrorist attacks, health crises, or other unforeseen geopolitical events; and
•the factors discussed in other reports we file with the SEC from time to time.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements can be found in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended March 31,
	2026	2025
Net revenues:
Application Software	$1,191.5	$1,068.2
Network Software	427.6	375.9
Technology Enabled Products	476.2	438.7
Total	$2,095.3	$1,882.8

Gross margin:
Application Software	69.0%	67.5%
Network Software	84.3%	84.0%
Technology Enabled Products	56.9%	58.7%
Total	69.4%	68.7%

Selling, general and administrative expenses:
Application Software	(42.2)%	(41.6)%
Network Software	(43.6)%	(39.6)%
Technology Enabled Products	(24.4)%	(23.6)%
Total	(38.5)%	(37.0)%

Segment operating margin:
Application Software	26.8%	25.9%
Network Software	40.6%	44.3%
Technology Enabled Products	32.4%	35.0%
Total	30.9%	31.7%

Corporate administrative expenses *	(3.7)%	(3.8)%
Income from operations	27.2%	27.9%
Interest expense, net	(4.7)%	(3.3)%
Equity investment gain (loss), net	8.0%	(2.4)%
Other expense, net	(0.1)%	—%
Earnings before income taxes	30.3%	22.2%
Income taxes	(6.0)%	(4.6)%
Net earnings	24.3%	17.6%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Net revenues for the three months ended March 31, 2026 were $2,095.3 as compared to $1,882.8 for the three months ended March 31, 2025, an increase of 11.3%. The components of revenue growth for the three months ended March 31, 2026 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	11.5%	13.8%	8.5%	11.3%
Less: Impacts of:
Acquisitions	5.6	8.1	0.6	4.9
Foreign Exchange	0.7	0.5	0.8	0.8
Organic Revenue Growth	5.2%	5.2%	7.1%	5.6%

In our Application Software segment, net revenues in the first quarter of 2026 grew 11.5% to $1,191.5 as compared to $1,068.2 in the first quarter of 2025, led by contributions from 2025 acquisitions, most notably CentralReach. The growth of 5.2% in organic revenues was broad-based across the segment, led by our application software businesses serving the legal, project-based private sector, higher education, and property and casualty insurance markets. Gross margin increased to 69.0% in the first quarter of 2026 as compared to 67.5% in the first quarter of 2025 due primarily to improved leverage on higher organic revenues as well as revenue mix. SG&A expenses as a percentage of net revenues increased to 42.2% in the first quarter of 2026 as compared to 41.6% in the first quarter of 2025 due primarily to higher amortization of acquired intangibles from the 2025 acquisition of CentralReach, partially offset by operating leverage on higher organic revenues. As a result, operating margin was 26.8% in the first quarter of 2026 as compared to 25.9% in the first quarter of 2025.

In our Network Software segment, net revenues in the first quarter of 2026 grew 13.8% to $427.6 as compared to $375.9 in the first quarter of 2025, led by contributions from 2025 acquisitions, most notably Subsplash. The growth of 5.2% in organic revenues was broad-based across the segment, led by our network software businesses serving the freight match, construction, and alternate site healthcare markets. Gross margin increased to 84.3% in the first quarter of 2026 as compared to 84.0% in the first quarter of 2025 due primarily to lower amortization associated with fully amortized acquired intangibles and improved leverage on higher organic revenues, partially offset by margin profiles associated with our 2025 acquisitions, most notably payments revenue mix from Subsplash and the Convoy platform within our freight match software business. SG&A expenses as a percentage of net revenues increased to 43.6% in the first quarter of 2026 as compared to 39.6% in the first quarter of 2025 due primarily to SG&A profiles associated with our 2025 acquisitions, including higher amortization of acquired intangibles. As a result, operating margin was 40.6% in the first quarter of 2026 as compared to 44.3% in the first quarter of 2025.

In our Technology Enabled Products segment, net revenues in the first quarter of 2026 grew 8.5% to $476.2 as compared to $438.7 in the first quarter of 2025. The growth of 7.1% in organic revenues was led by our medical products businesses, highlighted by our precision measurement and airway management businesses. These increases were partially offset by a decline in our water meter technology business. Gross margin decreased to 56.9% in the first quarter of 2026 as compared to 58.7% in the first quarter of 2025 due primarily to revenue mix within our medical products businesses weighted more towards consumables and input cost pressures at our water meter technology business. SG&A expenses as a percentage of net revenues increased to 24.4% in the first quarter of 2026 as compared to 23.6% in the first quarter of 2025 due primarily to reduced operating leverage associated with our water meter technology business. The resulting operating margin was 32.4% in the first quarter of 2026 as compared to 35.0% in the first quarter of 2025.

Corporate expenses increased to $77.8 in the first quarter of 2026 as compared to $71.3 in the first quarter of 2025. The dollar increase was due primarily to higher stock-based compensation expense, partially offset by a reduction in fees for professional services. As a percentage of net revenues, corporate expenses decreased to 3.7% of net revenues in the first quarter of 2026 as compared to 3.8% of net revenues in the first quarter of 2025.

Interest expense, net, increased to $99.3 for the first quarter of 2026 as compared to $62.9 for the first quarter of 2025 due primarily to higher average debt balances and a higher weighted-average interest rate on our senior notes.

Equity investment activity, net, was a gain of $167.3 in the first quarter of 2026 due to an increase in the fair value of our equity investment in Indicor. Equity investment activity, net, was a loss of $44.4 in the first quarter of 2025 due primarily to a decrease in the fair value of our equity investment in Indicor. Changes in the fair value of our Indicor equity investment are primarily due to Indicor’s financial performance as well as fluctuations in the equity values of comparable guideline public companies.

Income taxes as a percentage of pretax earnings decreased to 19.9% for the first quarter of 2026 as compared to 20.8% for the first quarter of 2025, due primarily to favorable rate impact from the recognition of a net tax benefit associated with legal entity restructuring, partially offset by a reduction in stock-based compensation tax benefits.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 11.8% to $3,392.1 at March 31, 2026 as compared to $3,033.8 at March 31, 2025 due primarily to acquisitions and organic growth in our software segments.

	Backlog as of March 31,
	2026	2025
Application Software	$2,448.1	$2,174.1
Network Software	620.6	548.5
Technology Enabled Products	323.4	311.2
Total	$3,392.1	$3,033.8

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions, except per share data

Selected cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
Cash provided by (used in):	2026	2025
Operating activities	$592.1	$528.7
Investing activities	$(56.1)	$(146.8)
Financing activities	$(444.7)	$(207.8)

Operating activities
Net cash provided by operating activities increased by 12% to $592.1 in the three months ended March 31, 2026 as compared to $528.7 in the three months ended March 31, 2025 due primarily to higher net earnings before non-cash expenses, and more cash provided by net working capital primarily related to changes in the balances of accounts receivable, accrued compensation, and accounts payable, partially offset by changes in the balances of deferred revenue and accrued interest.

Investing activities
Cash used in investing activities during the three months ended March 31, 2026 was primarily for a business acquisition, capitalized software expenditures, and capital expenditures. Cash used in investing activities during the three months ended March 31, 2025 was primarily for the acquisition of Muni-Link.

Financing activities
Cash used in financing activities during the three months ended March 31, 2026 primarily consisted of repurchases of our common stock as well as dividend payments, partially offset by net borrowings under our unsecured revolving credit facility. Cash used in financing activities during the three months ended March 31, 2025 was primarily for net repayments on our unsecured revolving credit facility and dividend payments.

Net working capital
Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,332.8 at March 31, 2026 as compared to negative $1,389.7 at December 31, 2025. The change in net working capital was primarily driven by a decrease in deferred revenue predominantly due to the timing of SaaS renewals associated with our Frontline business, the timing of payments associated with incentive compensation and interest payments on our senior notes, partially offset by a decrease in accounts receivable and changes in tax-related balances.

Debt
Total debt consisted of the following:

As of March 31, 2026
Fixed-rate senior notes	$8,500.0
Unsecured revolving credit facility	2,000.0
Other debt	16.1
Less: Deferred financing costs	(52.1)
Total debt, net of deferred financing costs	10,464.0
Less: Current portion, net of deferred financing costs	(715.6)
Long-term debt, net of deferred financing costs	$9,748.4

On March 30, 2026, we entered into the Credit Agreement, which replaced the previous $3,500.0 unsecured credit facility, dated as of July 21, 2022. The Credit Agreement comprises a five-year $3,500.0 unsecured revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the unsecured credit facility are available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. We may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $1,000.0.

The interest rate on borrowings under the new $3,500.0 unsecured revolving credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At March 31, 2026, we had $7.1 of outstanding letters of credit.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our new and previous unsecured credit facilities throughout their respective periods of effectiveness during the three months ended March 31, 2026.

Total debt, net of deferred financing costs was $10,464.0 at March 31, 2026 as compared to $9,301.0 at December 31, 2025. Our total debt increased at March 31, 2026 as compared to December 31, 2025 due primarily to net borrowings of $1,150.0 on our unsecured revolving credit facility. Our leverage is presented in the following table:

	March 31, 2026	December 31, 2025
Total debt, net of deferred financing costs	$10,464.0	$9,301.0
Less: Cash and cash equivalents	(382.9)	(297.4)
Net debt	10,081.1	9,003.6
Stockholders’ equity	18,818.0	19,881.5
Total net capital	$28,899.1	$28,885.1

Net debt / Total net capital	34.9%	31.2%

Foreign cash, and cash equivalents
In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 51.9% or $198.8 at March 31, 2026 as compared to 57.6% or $171.2 at December 31, 2025. The increase in foreign cash and cash equivalents was primarily due to cash generated at our foreign subsidiaries during the three months ended March 31, 2026, partially offset by cash repatriation of $40.0. We intend to repatriate substantially all historical and future foreign earnings that can be repatriated without incremental U.S. federal tax cost.

Capitalized expenditures
Capital expenditures were $14.3 for the three months ended March 31, 2026 as compared to $9.5 for the three months ended March 31, 2025. Capitalized software expenditures were $15.4 for the three months ended March 31, 2026 as compared to $12.4 for the three months ended March 31, 2025. We expect the aggregate of capital expenditures and capitalized software expenditures for 2026 to be comparable to prior years as a percentage of net revenues.

Tax legislation
On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”), which introduced tax reform provisions that amend, eliminate, or extend certain tax rules under the Inflation Reduction Act and the Tax Cuts and Jobs Act. Legislative changes include the repeal of the requirement to capitalize and amortize domestic research and development expenditures under Internal Revenue Code Section 174. The legislation includes multiple effective dates and, as enacted, did not have a material impact on our effective tax rate in the first quarter of 2026 and is not expected to have a significant impact on our annual effective tax rate in full year 2026 or thereafter. We continue to assess the broader impacts of the OBBBA.

Share repurchase program
During the three months ended March 31, 2026, we repurchased 4.274 shares of our common stock for an aggregate purchase price of $1,500.0 and an average price paid per share of $350.99, excluding excise tax and broker commissions. As of March 31, 2026, $1,000.0 of the originally authorized amount remained available for future repurchases under the share repurchase program.

From April 1, 2026 through April 30, 2026, we repurchased 1.498 shares of our common stock for an aggregate purchase price of $528.4 and an average price paid per share of $352.87, excluding excise tax and broker commissions.

In April 2026, our Board approved an additional $3,000.0 in share repurchase authorization under the program. As of April 30, 2026, total share repurchase authorization of $3,471.6 remained available for future repurchases under the program.

Outlook

Current geopolitical and economic uncertainties, including inflation, tariffs and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing conflicts in Ukraine and the Middle East), significant terrorist attack, other global conflict, widespread cybersecurity event or information technology system failure, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factor’s future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the three months ended March 31, 2026.

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

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Quarterly Report and in Part I, Item 1A of our 2025 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2026 to the risk factors reported in our 2025 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In October 2025, our Board of Directors approved a share repurchase program for the repurchase of up to $3,000.0 of our common stock. The repurchase program, announced on October 23, 2025, does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. Under the program, shares may be repurchased through open market purchases or privately negotiated transactions, including under repurchase plans complying with Rule 10b5-1 under the Exchange Act.

Share repurchases for the three months ended March 31, 2026 were as follows (amounts are in millions, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2026 - January 31, 2026	0.749	$362.06	0.749	$2,228.9
February 1, 2026 - February 28, 2026	3.431	$348.32	3.431	$1,033.7
March 1, 2026 - March 31, 2026	0.094	$360.46	0.094	$1,000.0
Total	4.274		4.274

(1)Average price paid per share excludes excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions.

All share repurchases during the three months ended March 31, 2026 were made in open market transactions.

In April 2026, our Board of Directors approved an additional $3,000.0 in share repurchase authorization under the repurchase program. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements within this Quarterly Report for additional information regarding our share repurchase program.

ITEM 5.    OTHER INFORMATION

On February 3, 2026, L. Neil Hunn, our President and Chief Executive Officer and a member of our Board of Directors, adopted a 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the exercise and sale of up to 40,000 stock options, subject to certain price limitations set forth in the plan. The 10b5-1 trading plan was adopted during an open insider trading window, and no sales will commence under the plan until completion of the required cooling-off period. The 10b5-1 trading plan terminates on January 19, 2027, unless terminated sooner in accordance with its terms.

ITEM 6.    EXHIBITS

10.1
Credit Agreement dated as of March 30, 2026, among Roper Technologies, Inc., the foreign subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, and PNC Bank, National Association, Truist Bank, U.S. Bank National Association, The Huntington National Bank, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, and MUFG Bank, Ltd., as documentation agents, incorporated herein by reference to Exhibit 10.1 to the Roper Technologies, Inc. Current Report on Form 8-K filed April 1, 2026.

10.2	Form of Executive Officer Performance Share Unit Award Agreement, for use commencing in 2026 under the 2021 Incentive Plan, filed herewith. †

10.3	Form of Senior Management Performance Share Unit Award Agreement, for use commencing in 2026 under the 2021 Incentive Plan, filed herewith. †

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officers, furnished herewith.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	May 1, 2026
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	May 1, 2026
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Chief Accounting Officer	May 1, 2026
Brandon Cross	(Principal Accounting Officer)