Form 10-Q
period 2026-06-30
ROPER TECHNOLOGIES INC
filed 2026-07-31
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of July 28, 2026 was 98,900,874.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(Amounts in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues	$2,108.9	$1,943.6	$4,204.2	$3,826.4
Cost of sales	638.7	598.2	1,280.2	1,187.3
Gross profit	1,470.2	1,345.4	2,924.0	2,639.1

Selling, general and administrative expenses	885.5	797.1	1,769.7	1,565.0
Income from operations	584.7	548.3	1,154.3	1,074.1

Interest expense, net	111.4	79.1	210.7	142.0
Equity investment (gain) loss, net	(835.2)	(16.6)	(1,002.5)	27.8
Other expense, net	0.5	0.5	3.1	1.0
Earnings before income taxes	1,308.0	485.3	1,943.0	903.3

Income taxes	139.5	107.0	265.6	193.9
Net earnings	$1,168.5	$378.3	$1,677.4	$709.4

Net earnings per share:
Basic	$11.64	$3.52	$16.40	$6.60
Diluted	$11.62	$3.49	$16.35	$6.55

Weighted average common shares outstanding:
Basic	100.4	107.6	102.3	107.5
Diluted	100.6	108.4	102.6	108.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Amounts in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net earnings	$1,168.5	$378.3	$1,677.4	$709.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21.8)	42.7	(34.1)	62.4
Total other comprehensive income (loss), net of tax	(21.8)	42.7	(34.1)	62.4

Comprehensive income	$1,146.7	$421.0	$1,643.3	$771.8

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in millions)

	June 30, 2026	December 31, 2025
ASSETS:

Cash and cash equivalents	$364.9	$297.4
Accounts receivable, net	927.2	1,001.0
Inventories, net	145.4	141.7
Income taxes receivable	73.3	128.2
Unbilled receivables	153.8	124.0
Prepaid expenses and other current assets	253.9	235.8
Total current assets	1,918.5	1,928.1

Property, plant and equipment, net	158.7	156.9
Goodwill	21,330.7	21,341.2
Other intangible assets, net	9,347.3	9,764.2
Deferred taxes	67.8	73.3
Equity investment	1,792.2	796.3
Other assets	554.3	517.0
Total assets	$35,169.5	$34,577.0

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$174.1	$150.3
Accrued compensation	232.0	293.0
Deferred revenue	1,707.8	1,906.8
Other accrued liabilities	588.9	642.3
Income taxes payable	49.4	28.0
Current portion of long-term debt, net	718.3	705.2
Total current liabilities	3,470.5	3,725.6

Long-term debt, net of current portion	10,601.1	8,595.8
Deferred taxes	1,897.4	1,883.1
Other liabilities	500.2	491.0
Total liabilities	16,469.2	14,695.5

Commitments and contingencies (Note 11)

Common stock, 350.0 shares authorized; 109.4 shares issued and 98.9 outstanding at June 30, 2026 and 109.3 shares issued and 106.6 outstanding at December 31, 2025	1.1	1.1
Additional paid-in capital	3,391.9	3,292.2
Retained earnings	18,697.6	17,205.7
Accumulated other comprehensive loss	(135.5)	(101.4)
Treasury stock, 10.5 shares at June 30, 2026 and 2.7 shares at December 31, 2025	(3,254.8)	(516.1)
Total stockholders’ equity	18,700.3	19,881.5
Total liabilities and stockholders’ equity	$35,169.5	$34,577.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in millions)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,677.4	$709.4
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	20.1	19.6
Amortization of intangible assets	440.9	417.2
Amortization of deferred financing costs	6.3	5.5
Non-cash stock compensation	108.2	82.7
Equity investment (gain) loss, net	(1,002.5)	27.8
Income tax provision	265.6	193.9
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	71.0	37.4
Unbilled receivables	(30.8)	(9.7)
Inventories	(4.9)	(9.6)
Prepaid expenses and other current assets	(23.3)	(22.9)
Accounts payable	24.4	7.0
Other accrued liabilities	(93.9)	(115.4)
Deferred revenue	(193.6)	(132.7)
Cash taxes paid for gain on disposal of equity investment	—	(30.2)
Cash income taxes paid, excluding tax associated with gain on disposal of equity investment	(190.2)	(233.7)
Other, net	(13.1)	(13.5)
Cash provided by operating activities	1,061.6	932.8

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(27.5)	(2,005.2)
Capital expenditures	(25.3)	(26.0)
Capitalized software expenditures	(30.9)	(26.8)
Distributions from equity investment	6.7	5.1
Cash receipts on beneficial interest in sold receivables	4.5	—
Other, net	0.2	1.6
Cash used in investing activities	(72.3)	(2,051.3)

Cash flows from (used in) financing activities:
Borrowings under revolving credit facility, net	2,000.0	1,275.0
Debt issuance costs	(3.9)	—
Cash dividends to stockholders	(191.4)	(177.2)
Repurchases of common stock	(2,726.7)	—
Proceeds from (tax withholding payments for) stock-based compensation, net	(8.6)	73.8
Treasury stock sales under employee stock purchase plan (“ESPP”)	12.7	12.5
Other, net	12.8	(43.9)
Cash provided by (used in) financing activities	(905.1)	1,140.2

Effect of exchange rate changes on cash	(16.7)	32.5

Net increase in cash and cash equivalents	67.5	54.2

Cash and cash equivalents, beginning of period	297.4	188.2

Cash and cash equivalents, end of period	$364.9	$242.4

Non-cash investing and financing activities:
Equity consideration for business acquisition	$—	$7.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Amounts in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at March 31, 2026	$1.1	$3,334.4	$17,620.2	$(113.7)	$(2,024.0)	$18,818.0
Net earnings	—	—	1,168.5	—	—	1,168.5
Stock option exercises	—	4.1	—	—	—	4.1
Treasury stock sold under ESPP	—	—	—	—	5.3	5.3
Common stock repurchased (1)	—	—	—	—	(1,236.1)	(1,236.1)
Currency translation adjustments	—	—	—	(21.8)	—	(21.8)
Stock-based compensation	—	54.5	—	—	—	54.5
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.91 per share)	—	—	(91.1)	—	—	(91.1)
Balances at June 30, 2026	$1.1	$3,391.9	$18,697.6	$(135.5)	$(3,254.8)	$18,700.3

Balances at December 31, 2025	$1.1	$3,292.2	$17,205.7	$(101.4)	$(516.1)	$19,881.5
Net earnings	—	—	1,677.4	—	—	1,677.4
Stock option exercises	—	12.4	—	—	—	12.4
Treasury stock sold under ESPP	—	0.6	—	—	12.1	12.7
Common stock repurchased (1)	—	—	—	—	(2,750.8)	(2,750.8)
Currency translation adjustments	—	—	—	(34.1)	—	(34.1)
Stock-based compensation	—	107.0	—	—	—	107.0
Restricted stock activity	—	(20.3)	—	—	—	(20.3)
Dividends declared ($1.82 per share)	—	—	(185.5)	—	—	(185.5)
Balances at June 30, 2026	$1.1	$3,391.9	$18,697.6	$(135.5)	$(3,254.8)	$18,700.3

Balances at March 31, 2025	$1.1	$3,108.7	$16,276.9	$(146.8)	$(16.3)	$19,223.6
Net earnings	—	—	378.3	—	—	378.3
Stock option exercises	—	24.0	—	—	—	24.0
Treasury stock sold under ESPP	—	5.2	—	—	0.1	5.3
Equity consideration for business acquisition	—	7.2	—	—	0.1	7.3
Currency translation adjustments	—	—	—	42.7	—	42.7
Stock-based compensation	—	43.1	—	—	—	43.1
Restricted stock activity	—	(1.1)	—	—	—	(1.1)
Dividends declared ($0.825 per share)	—	—	(89.3)	—	—	(89.3)
Balances at June 30, 2025	$1.1	$3,187.1	$16,565.9	$(104.1)	$(16.1)	$19,633.9

Balances at December 31, 2024	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6
Net earnings	—	—	709.4	—	—	709.4
Stock option exercises	—	91.4	—	—	—	91.4
Treasury stock sold under ESPP	—	12.2	—	—	0.3	12.5
Equity consideration for business acquisition	—	7.2	—	—	0.1	7.3
Currency translation adjustments	—	—	—	62.4	—	62.4
Stock-based compensation	—	81.2	—	—	—	81.2
Restricted stock activity	—	(19.5)	—	—	—	(19.5)
Dividends declared ($1.65 per share)	—	—	(178.4)	—	—	(178.4)
Balances at June 30, 2025	$1.1	$3,187.1	$16,565.9	$(104.1)	$(16.1)	$19,633.9
(1)Amounts include excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions.

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts are in millions, except per share data or as otherwise specified)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2025 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2026 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Weighted average shares outstanding are presented below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic shares outstanding	100.4	107.6	102.3	107.5
Effect of potential common stock:
Common stock awards	0.2	0.8	0.3	0.8
Diluted shares outstanding	100.6	108.4	102.6	108.3

For the three and six months ended June 30, 2026, there were 2.533 and 2.360 stock-based awards outstanding, respectively, that were not included in the determination of diluted earnings per share because to do so would have been antidilutive, as compared to 0.705 and 0.758 stock-based awards outstanding that would have been antidilutive in the respective comparable periods of 2025.

4.    Business Acquisitions

During the six months ended June 30, 2026, Roper completed one business acquisition for a purchase price of $25.0. This acquisition has been integrated into a business within, and its results are reported in, the Network Software reportable segment.

The results of operations of the acquired business are included in Roper’s Condensed Consolidated Financial Statements from the date of acquisition. Pro forma results of operations and the revenues and net earnings subsequent to the acquisition date have not been presented because the effects of the acquisition were not material to our financial results.

5.    Stock-Based Compensation

The Roper Technologies, Inc. 2021 Incentive Plan, as amended (the “Amended Incentive Plan”), is a stock-based compensation plan used to grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units (collectively “restricted stock awards”), stock appreciation rights, or equivalent instruments to Roper’s employees, officers, directors, and consultants. The amendment to the 2021 Incentive Plan, which was approved by shareholders at the Annual Meeting of Shareholders on May 19, 2026 (the “Annual Meeting”), increased the number of shares available to grant under the Amended Incentive Plan.

Information regarding the Company’s stock-based compensation expense, included as a component of “Selling, general and administrative expenses” (“SG&A expenses”), is provided in the following table:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock-based compensation	$55.6	$43.9	$108.2	$82.7
Tax benefit recognized in net earnings	$8.3	$6.8	$16.3	$13.1

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the six months ended June 30, 2026, 0.544 options were granted with a weighted-average fair value of $91.94 per option. During the comparable period in 2025, 0.271 options were granted with a weighted-average fair value of $181.63 per option. All options were granted with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option valuation model:

	Six months ended June 30,
	2026	2025
Risk-free interest rate (%)	3.81	4.10
Expected option life (years)	5.77	5.74
Expected volatility (%)	21.82	25.10
Expected dividend yield (%)	0.96	0.52

Cash received from option exercises during the six months ended June 30, 2026 and 2025 was $11.7 and $91.0, respectively.

Restricted Stock Awards – During the six months ended June 30, 2026, the Company granted 0.845 shares of restricted stock awards in total, with a weighted-average grant date fair value of $352.88 per share. During the comparable period in 2025, the Company granted 0.403 shares of restricted stock awards in total, with a weighted-average grant date fair value of $601.02 per share. These awards were granted at the fair market value of the shares on the date of grant.

Restricted stock awards include 0.157 and 0.074 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during the six months ended June 30, 2026 and 2025, respectively, with weighted-average grant date fair values of $353.87 and $663.42 per share, respectively. Such awards include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period.

During the six months ended June 30, 2026, 0.156 shares of restricted stock awards vested with a weighted-average grant date fair value of $488.23 per share and a weighted-average vest date fair value of $356.65 per share. During the comparable period in 2025, 0.102 shares of restricted stock awards vested with a weighted-average grant date fair value of $479.88 per share and a weighted-average vest date fair value of $579.12 per share.

Employee Stock Purchase Plan – Through June 30, 2026, Roper’s ESPP allowed eligible employees in the U.S. and Canada to contribute up to 10% of their eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing share price on the first or the last day of each quarterly offering period.

During the six months ended June 30, 2026 and 2025, participants of the ESPP purchased 0.041 and 0.026 shares, respectively, of Roper’s common stock for total consideration of $12.7 and $12.5, respectively. All of these shares were purchased from Roper’s treasury shares.

The Roper Technologies, Inc. Employee Stock Purchase Plan was amended and restated (the “Amended ESPP”) and became effective on July 1, 2026, following shareholder approval at the Annual Meeting.

Under the Amended ESPP, eligible employees in the U.S. and Canada will be able to contribute up to 15% of their eligible earnings to purchase Roper’s common stock at a 15% discount on the lower of the closing share price on the first or the last day of each offering period. The Company may change the length of offering periods as well as their start and end dates. Shares sold under the Amended ESPP may originate from treasury stock, shares purchased on the open market, or newly issued shares.

6.    Stockholders’ Equity

In October 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $3,000.0 of the Company’s common stock, and in April 2026 approved an additional $3,000.0 of repurchase authorization under the program. Shares of common stock may be repurchased from time to time through open market purchases or privately negotiated transactions, including under repurchase plans complying with Rule 10b5-1 under the Exchange Act, and subject to market conditions, applicable legal requirements, and other relevant factors. The repurchase program does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. The timing, manner, price, and amount of any repurchases made will be determined by the Company in its discretion and will depend on a variety of factors, including price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the six months ended June 30, 2026, the Company repurchased 7.865 shares of its common stock for an aggregate purchase price of $2,724.1 and an average price paid per share of $346.34. The aggregate purchase price and average price paid per share exclude excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions. All repurchases were made in open market transactions and there are no current plans to retire repurchased shares. As of June 30, 2026, $2,775.9 of the total amount authorized under the share repurchase program remained available for future repurchases.

7.    Inventories

The components of inventories were as follows:

	June 30, 2026	December 31, 2025
Raw materials and supplies	$73.0	$71.8
Work in process	33.3	29.3
Finished products	51.3	51.9
Inventory reserves	(12.2)	(11.3)
Inventories, net	$145.4	$141.7

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2025	$15,917.2	$4,420.1	$1,003.9	$21,341.2
Goodwill acquired	—	17.6	—	17.6
Other	(6.7)	(1.9)	—	(8.6)
Currency translation adjustments	(12.3)	(6.3)	(0.9)	(19.5)
Balances at June 30, 2026	$15,898.2	$4,429.5	$1,003.0	$21,330.7

Other relates to purchase accounting adjustments for completed acquisitions.

Other intangible assets were comprised of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$12,301.5	$(3,894.6)	$8,406.9
Unpatented technology	880.3	(425.6)	454.7
Patents and other protective rights	9.1	(2.3)	6.8
Assets not subject to amortization:
Trade names	895.8	—	895.8
Balances at December 31, 2025	$14,086.7	$(4,322.5)	$9,764.2

Assets subject to amortization:
Customer related intangibles	$12,287.0	$(4,234.9)	$8,052.1
Unpatented technology	848.0	(453.2)	394.8
Patents and other protective rights	9.1	(2.5)	6.6
Assets not subject to amortization:
Trade names	893.8	—	893.8
Balances at June 30, 2026	$14,037.9	$(4,690.6)	$9,347.3

Amortization expense of other intangible assets was $207.7 and $203.0 during the three months ended June 30, 2026 and 2025, respectively, and $415.8 and $397.5 during the six months ended June 30, 2026 and 2025, respectively.

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

9.    Long-Term Debt

On March 30, 2026, the Company entered into a new five-year unsecured credit facility (the “Credit Agreement”) among Roper, the financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, and PNC Bank, National Association, Truist Bank, U.S. Bank National Association, The Huntington National Bank, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, and MUFG Bank, Ltd., as documentation agents, which replaced the previous $3,500.0 unsecured credit facility, dated as of July 21, 2022. The Credit Agreement comprises a five-year $3,500.0 unsecured revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the unsecured credit facility are available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. The Company may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $1,000.0.

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

Debt – As of June 30, 2026 and December 31, 2025, the total estimated fair value of Roper’s fixed-rate senior notes was $8,154.1 and $8,287.4, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At June 30, 2026 and December 31, 2025, there were $2,850.0 and $850.0 of borrowings outstanding under our unsecured revolving credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

Indicor Equity Investment – As of June 30, 2026 and December 31, 2025, the Company held a 43.4% and 43.8% equity interest in Indicor Equity, LLC (“Indicor”), respectively. We elected to apply the fair value option as we believe this is the most reasonable method to value this equity investment. The fair value of Roper’s equity investment in Indicor is estimated on a quarterly basis and changes in fair value are reported as a component of “Equity investment (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

On May 5, 2026, Indicor entered into a definitive agreement to divest its portfolio of instrumentation businesses (“Indicor Instrumentation”) to AMETEK, Inc. for an enterprise value of approximately $5.0 billion. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the second half of 2026. Following closing of the Indicor Instrumentation transaction, Roper expects to receive pre-tax cash proceeds of approximately $1.3 billion, including current estimates for purchase price adjustments and transaction costs which are subject to finalization. In addition, as a result of the planned divestiture, Roper’s requirement to make quarterly payments to Clayton Dubilier & Rice, LLC, either (i) in cash or (ii) in-kind through the transfer of Roper’s equity interests in Indicor, was suspended indefinitely, as reflected in the valuation.

We estimate the fair value of our equity investment using the market multiple approach, based on revenue and earnings multiples of comparable guideline public companies. In light of the anticipated Indicor Instrumentation transaction, we updated certain valuation assumptions, including the selection of multiples which considered the enterprise value implied by this planned transaction.

The fair value of our equity investment, consisting of our equity interests in Indicor’s instrumentation and flow controls businesses, reflects management’s estimate of assumptions that market participants would use in pricing the equity interests, which the Company has determined to be Level 3 in the FASB fair value hierarchy. Although we believe our assumptions are reasonable, there is significant judgment in determining fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$963.6	$728.2	$796.3	$772.3
Changes in fair value	828.6	11.5	995.9	(32.6)
Ending balance	$1,792.2	$739.7	$1,792.2	$739.7

The Company received $6.7 of dividend distributions from Indicor during the three and six months ended June 30, 2026, and received $5.1 of dividend distributions from Indicor during the three and six months ended June 30, 2025, which are reported within “Equity investment (gain) loss, net” in our Condensed Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for the equity investment in Indicor.

Receivables Purchase Agreement – Outgo Inc. (“Outgo”), a freight payment software and factoring solutions subsidiary integrated into our DAT business, entered into a receivables purchase agreement (“RPA”) under which certain Outgo factored receivables are sold to a third-party financial institution on a non-recourse basis and derecognized upon sale. Sales of Outgo factored receivables did not result in a material gain or loss. As a part of the RPA, Outgo continues to perform certain collection and administrative functions for receivables sold to the purchaser. Under the agreement, Outgo retains a beneficial interest representing the deferred purchase price, which is paid to Outgo following collection of the underlying receivables. The fair value of this beneficial interest was $10.1 at June 30, 2026. Cash inflows received on the beneficial interest totaled $4.5 for the six months ended June 30, 2026 and are reported within investing activities in our Condensed Consolidated Statement of Cash Flows.

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

12.    Reportable Segments

The following table presents selected financial information by reportable segment:

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$1,180.8	$430.9	$497.2	$2,108.9	$1,094.9	$385.4	$463.3	$1,943.6
Cost of sales	357.1	67.5	214.1	638.7	341.6	64.6	192.0	598.2
SG&A expenses	499.7	186.8	117.4	803.9	458.7	151.5	107.2	717.4
Operating profit*	$324.0	$176.6	$165.7	$666.3	$294.6	$169.3	$164.1	$628.0

Depreciation and other amortization	$181.1	$42.8	$6.0	$229.9	$175.7	$41.3	$5.9	$222.9

Capital expenditures	$3.8	$2.7	$3.9	$10.4	$9.6	$2.0	$3.6	$15.2
Capitalized software expenditures	$15.3	$—	$0.2	$15.5	$14.4	$—	$—	$14.4

	Six months ended June 30, 2026				Six months ended June 30, 2025
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$2,372.3	$858.5	$973.4	$4,204.2	$2,163.1	$761.3	$902.0	$3,826.4
Cost of sales	726.0	134.7	419.5	1,280.2	689.0	124.9	373.4	1,187.3
SG&A expenses	1,003.1	373.4	233.8	1,610.3	902.7	300.4	210.9	1,414.0
Operating profit*	$643.2	$350.4	$320.1	$1,313.7	$571.4	$336.0	$317.7	$1,225.1

Depreciation and other amortization	$362.1	$85.6	$11.7	$459.4	$341.3	$82.6	$11.3	$435.2

Capital expenditures	$9.9	$4.2	$9.1	$23.2	$13.9	$4.6	$6.0	$24.5
Capitalized software expenditures	$30.5	$—	$0.4	$30.9	$26.8	$—	$—	$26.8

*Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $81.6 and $79.7 for the three months ended June 30, 2026 and 2025, respectively, and $159.4 and $151.0 for the six months ended June 30, 2026 and 2025, respectively, and are included within consolidated SG&A expenses to arrive at “Income from operations” in our Condensed Consolidated Statements of Earnings. Items below “Income from operations” are not allocated to reportable segments.

The following table presents selected asset information by reportable segment:

	June 30, 2026	December 31, 2025
Segments total assets:
Application Software	$25,038.3	$25,372.6
Network Software	6,383.3	6,458.7
Technology Enabled Products	1,764.6	1,666.0
Segments Total	$33,186.2	$33,497.3

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

	Three months ended June 30, 2026				Three months ended June 30, 2025
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$887.8	$314.2	$14.4	$1,216.4	$806.0	$279.6	$11.7	$1,097.3
Reoccurring	117.6	84.6	—	202.2	116.8	70.6	—	187.4
Non-recurring	175.4	32.1	—	207.5	172.1	35.2	—	207.3
Total Software Revenue	1,180.8	430.9	14.4	1,626.1	1,094.9	385.4	11.7	1,492.0

Product Revenue	—	—	482.8	482.8	—	—	451.6	451.6
Total Revenue	$1,180.8	$430.9	$497.2	$2,108.9	$1,094.9	$385.4	$463.3	$1,943.6

	Six months ended June 30, 2026				Six months ended June 30, 2025
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$1,768.0	$625.0	$27.9	$2,420.9	$1,575.4	$554.9	$20.6	$2,150.9
Reoccurring	257.0	169.1	—	426.1	250.7	138.3	—	389.0
Non-recurring	347.3	64.4	—	411.7	337.0	68.1	—	405.1
Total Software Revenue	2,372.3	858.5	27.9	3,258.7	2,163.1	761.3	20.6	2,945.0

Product Revenue	—	—	945.5	945.5	—	—	881.4	881.4
Total Revenue	$2,372.3	$858.5	$973.4	$4,204.2	$2,163.1	$761.3	$902.0	$3,826.4

Remaining Performance Obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed, excluding unexercised contract options. As of June 30, 2026, total remaining performance obligations were $5,222.6. We expect to recognize revenues on approximately 63%, or $3,286.0, of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	June 30, 2026	December 31, 2025	Change
Unbilled receivables	$153.8	$124.0	$29.8
Deferred revenue – current	(1,707.8)	(1,906.8)	199.0
Deferred revenue – non-current (1)	(170.4)	(170.8)	0.4
Net contract assets/(liabilities)	$(1,724.4)	$(1,953.6)	$229.2
(1)The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2025 to June 30, 2026 was primarily due to the timing of payments and invoicing related to SaaS and PCS renewals, driven predominantly by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized that was included in the deferred revenue balance on December 31, 2025 and 2024 was $573.5 and $531.6 for the three months ended June 30, 2026 and 2025, respectively, and $1,422.8 and $1,306.0 for the six months ended June 30, 2026 and 2025, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, we had $118.9 and $113.6 of total deferred commissions, respectively.

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
•risks related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs (including the non-renewal or a repeal of the United States-Mexico-Canada Agreement);
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

Critical Accounting Policies

Except as described in Note 10 with respect to our equity investment in Indicor, there were no material changes during the six months ended June 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements can be found in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues:
Application Software	$1,180.8	$1,094.9	$2,372.3	$2,163.1
Network Software	430.9	385.4	858.5	761.3
Technology Enabled Products	497.2	463.3	973.4	902.0
Total	$2,108.9	$1,943.6	$4,204.2	$3,826.4

Gross margin:
Application Software	69.8%	68.8%	69.4%	68.1%
Network Software	84.3%	83.2%	84.3%	83.6%
Technology Enabled Products	56.9%	58.6%	56.9%	58.6%
Total	69.7%	69.2%	69.5%	69.0%

Selling, general and administrative expenses:
Application Software	(42.3)%	(41.9)%	(42.3)%	(41.7)%
Network Software	(43.4)%	(39.3)%	(43.5)%	(39.5)%
Technology Enabled Products	(23.6)%	(23.1)%	(24.0)%	(23.4)%
Total	(38.1)%	(36.9)%	(38.3)%	(37.0)%

Segment operating margin:
Application Software	27.4%	26.9%	27.1%	26.4%
Network Software	41.0%	43.9%	40.8%	44.1%
Technology Enabled Products	33.3%	35.4%	32.9%	35.2%
Total	31.6%	32.3%	31.2%	32.0%

Corporate administrative expenses *	(3.9)%	(4.1)%	(3.8)%	(3.9)%
Income from operations	27.7%	28.2%	27.5%	28.1%
Interest expense, net	(5.3)%	(4.1)%	(5.0)%	(3.7)%
Equity investment gain (loss), net	39.6%	0.9%	23.8%	(0.7)%
Other expense, net	—%	—%	(0.1)%	—%
Earnings before income taxes	62.0%	25.0%	46.2%	23.6%
Income taxes	(6.6)%	(5.5)%	(6.3)%	(5.1)%
Net earnings	55.4%	19.5%	39.9%	18.5%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Net revenues for the three months ended June 30, 2026 were $2,108.9 as compared to $1,943.6 for the three months ended June 30, 2025, an increase of 8.5%. The components of revenue growth for the three months ended June 30, 2026 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	7.8%	11.8%	7.3%	8.5%
Less Impacts of:
Acquisitions	3.1	8.2	—	3.4
Foreign Exchange	0.2	—	0.2	0.2
Organic Revenue Growth	4.5%	3.6%	7.1%	4.9%

In our Application Software segment, net revenues in the second quarter of 2026 grew 7.8% to $1,180.8 as compared to $1,094.9 in the second quarter of 2025. The growth of 4.5% in organic revenues was broad-based across the segment, led by our application software businesses serving the legal, project-based private sector, property and casualty insurance, higher education, and acute healthcare markets. Growth from acquisitions was led by our 2025 acquisitions of CentralReach and Orchard Software. Gross margin increased to 69.8% in the second quarter of 2026 as compared to 68.8% in the second quarter of 2025 due primarily to improved leverage on higher organic revenues. SG&A expenses as a percentage of net revenues increased to 42.3% in the second quarter of 2026 as compared to 41.9% in the second quarter of 2025 due primarily to higher amortization of acquired intangibles from the 2025 acquisition of CentralReach, partially offset by improved operating leverage on higher revenues. As a result, operating margin was 27.4% in the second quarter of 2026 as compared to 26.9% in the second quarter of 2025.

In our Network Software segment, net revenues in the second quarter of 2026 grew 11.8% to $430.9 as compared to $385.4 in the second quarter of 2025, led by contributions from 2025 acquisitions, most notably Subsplash. The growth of 3.6% in organic revenues was led by our network software businesses serving the freight match, construction, and media and entertainment markets. These increases were partially offset by declines in our alternate site group purchasing business and non-recurring professional services revenue at our business serving the life insurance/annuities market. Gross margin increased to 84.3% in the second quarter of 2026 as compared to 83.2% in the second quarter of 2025 due primarily to lower amortization associated with fully amortized acquired intangibles, partially offset by margin profiles associated with our 2025 acquisitions, most notably payments revenue mix from Subsplash as well as the Convoy platform within our freight match software business. SG&A expenses as a percentage of net revenues increased to 43.4% in the second quarter of 2026 as compared to 39.3% in the second quarter of 2025 due primarily to SG&A profiles associated with our 2025 acquisitions, including higher amortization of acquired intangibles. As a result, operating margin was 41.0% in the second quarter of 2026 as compared to 43.9% in the second quarter of 2025.

In our Technology Enabled Products segment, net revenues in the second quarter of 2026 grew 7.3% to $497.2 as compared to $463.3 in the second quarter of 2025. The growth of 7.1% in organic revenues was led by our medical products businesses, highlighted by our precision measurement and airway management businesses. These increases were partially offset by an expected decline in our water meter technology business. Gross margin decreased to 56.9% in the second quarter of 2026 as compared to 58.6% in the second quarter of 2025 due primarily to input cost pressures at our water meter technology business and revenue mix within our medical products businesses weighted more towards consumables. SG&A expenses as a percentage of net revenues increased to 23.6% in the second quarter of 2026 as compared to 23.1% in the second quarter of 2025 due primarily to reduced operating leverage associated with our water meter technology business. The resulting operating margin was 33.3% in the second quarter of 2026 as compared to 35.4% in the second quarter of 2025.

Corporate expenses increased to $81.6 in the second quarter of 2026 as compared to $79.7 in the second quarter of 2025. The dollar increase was due primarily to higher stock-based compensation expense, partially offset by lower acquisition-related expenses. As a percentage of net revenues, corporate expenses decreased to 3.9% of net revenues in the second quarter of 2026 as compared to 4.1% of net revenues in the second quarter of 2025.

Interest expense, net, increased to $111.4 for the second quarter of 2026 as compared to $79.1 for the second quarter of 2025 due primarily to higher average debt balances and a higher weighted-average interest rate on our senior notes.

Equity investment activity, net, was a gain of $835.2 in the second quarter of 2026 due primarily to an $828.6 increase in the fair value of our equity investment in Indicor. The increase was primarily due to updated valuation assumptions made in anticipation of Indicor’s planned divestiture of its portfolio of instrumentation businesses (“Indicor Instrumentation”). Equity investment activity, net, was a gain of $16.6 in the second quarter of 2025 due to an increase in the fair value of our equity investment in Indicor and dividend distributions received from Indicor.

Income taxes as a percentage of pretax earnings decreased to 10.7% for the second quarter of 2026 as compared to 22.0% for the second quarter of 2025, primarily due to net tax benefits recognized in connection with a change in our outside basis in Indicor, resulting from the Indicor Instrumentation transaction described above, and legal entity restructuring.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 11.0% to $3,286.0 at June 30, 2026 as compared to $2,961.3 at June 30, 2025 due primarily to acquisitions and organic growth in our software segments.

	Backlog as of June 30,
	2026	2025
Application Software	$2,368.5	$2,129.3
Network Software	608.4	534.0
Technology Enabled Products	309.1	298.0
Total	$3,286.0	$2,961.3

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Net revenues for the six months ended June 30, 2026 were $4,204.2 as compared to $3,826.4 for the six months ended June 30, 2025, an increase of 9.9%. The components of revenue growth for the six months ended June 30, 2026 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	9.7%	12.8%	7.9%	9.9%
Less Impacts of:
Acquisitions	4.3	8.1	0.3	4.1
Foreign Exchange	0.6	0.3	0.5	0.5
Organic Revenue Growth	4.8%	4.4%	7.1%	5.3%

In our Application Software segment, net revenues in the six months ended June 30, 2026 grew 9.7% to $2,372.3 as compared to $2,163.1 in the six months ended June 30, 2025. The growth of 4.8% in organic revenues was broad-based across the segment, led by our application software businesses serving the legal, project-based private sector, higher education, and property and casualty insurance markets. Growth from acquisitions was led by our 2025 acquisition of CentralReach. Gross margin increased to 69.4% in the six months ended June 30, 2026 as compared to 68.1% in the six months ended June 30, 2025 due primarily to improved leverage on higher organic revenues as well as revenue mix. SG&A expenses as a percentage of net revenues increased to 42.3% in the six months ended June 30, 2026 as compared to 41.7% in the six months ended June 30, 2025, due primarily to higher amortization of acquired intangibles from the 2025 acquisition of CentralReach, partially offset by improved operating leverage on higher organic revenues. As a result, operating margin was 27.1% in the six months ended June 30, 2026 as compared to 26.4% in the six months ended June 30, 2025.

In our Network Software segment, net revenues in the six months ended June 30, 2026 grew 12.8% to $858.5 as compared to $761.3 in the six months ended June 30, 2025, led by contributions from 2025 acquisitions, most notably Subsplash. The growth of 4.4% in organic revenues was broad-based across the segment, led by our network software businesses serving the freight match, construction, and media and entertainment markets. Gross margin increased to 84.3% in the six months ended June 30, 2026 as compared to 83.6% in the six months ended June 30, 2025 due primarily to lower amortization associated with fully amortized acquired intangibles, partially offset by margin profiles associated with our 2025 acquisitions, most notably payments revenue mix from Subsplash as well as the Convoy platform within our freight match software business. SG&A expenses as a percentage of net revenues increased to 43.5% in the six months ended June 30, 2026 as compared to 39.5% in the six months ended June 30, 2025 due primarily to SG&A profiles associated with our 2025 acquisitions, including higher amortization of acquired intangibles. As a result, operating margin was 40.8% in the six months ended June 30, 2026 as compared to 44.1% in the six months ended June 30, 2025.

In our Technology Enabled Products segment, net revenues in the six months ended June 30, 2026 grew 7.9% to $973.4 as compared to $902.0 in the six months ended June 30, 2025. The growth of 7.1% in organic revenues was led by our medical products businesses, highlighted by our precision measurement and airway management businesses. These increases were partially offset by a decline in our water meter technology business. Gross margin decreased to 56.9% in the six months ended June 30, 2026 as compared to 58.6% in the six months ended June 30, 2025 due primarily to revenue mix within our medical products businesses weighted more towards consumables and input cost pressures at our water meter technology business. SG&A expenses as a percentage of net revenues increased to 24.0% in the six months ended June 30, 2026 as compared to 23.4% in the six months ended June 30, 2025 due primarily to reduced operating leverage associated with our water meter technology business. The resulting operating margin was 32.9% in the six months ended June 30, 2026 as compared to 35.2% in the six months ended June 30, 2025.

Corporate expenses increased to $159.4 in the six months ended June 30, 2026 as compared to $151.0 in the six months ended June 30, 2025. The dollar increase was due primarily to higher stock-based compensation expense, partially offset by a reduction in fees for professional services and lower acquisition-related expenses. As a percentage of net revenues, corporate expenses decreased to 3.8% of net revenues in the six months ended June 30, 2026 as compared to 3.9% of net revenues in the six months ended June 30, 2025.

Interest expense, net, increased to $210.7 for the six months ended June 30, 2026 as compared to $142.0 for the six months ended June 30, 2025 due primarily to higher average debt balances and a higher weighted-average interest rate on our senior notes.

Equity investment activity, net, was a gain of $1,002.5 in the six months ended June 30, 2026 due primarily to a $995.9 increase in the fair value of our equity investment in Indicor. The increase was primarily due to updated valuation assumptions made in anticipation of the closing of the Indicor Instrumentation transaction. Equity investment activity, net, was a loss of $27.8 in the six months ended June 30, 2025 due primarily to a $32.6 decrease in the fair value of our equity investment in Indicor, partially offset by dividend distributions received from Indicor.

Income taxes as a percentage of pretax earnings decreased to 13.7% for the six months ended June 30, 2026 as compared to 21.5% for the six months ended June 30, 2025, primarily due to net tax benefits recognized in connection with a change in our outside basis in Indicor, resulting from the Indicor Instrumentation transaction, and legal entity restructuring.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions, except per share data or as otherwise specified

Selected cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
Cash provided by (used in):	2026	2025
Operating activities	$1,061.6	$932.8
Investing activities	$(72.3)	$(2,051.3)
Financing activities	$(905.1)	$1,140.2

Operating activities
Net cash provided by operating activities increased by 14% to $1,061.6 in the six months ended June 30, 2026 as compared to $932.8 in the six months ended June 30, 2025 due primarily to lower cash income taxes paid, as 2025 included $30.2 of cash taxes paid associated with our sale of an equity method investment, and higher net earnings before non-cash expenses.

Investing activities
Cash used in investing activities during the six months ended June 30, 2026 was primarily for capitalized software expenditures, capital expenditures, and a business acquisition. Cash used in investing activities during the six months ended June 30, 2025 was primarily for the acquisitions of CentralReach, Muni-Link, and Outgo.

Financing activities
Cash used in financing activities during the six months ended June 30, 2026 primarily consisted of repurchases of our common stock as well as dividend payments, partially offset by net borrowings under our unsecured revolving credit facility. Cash provided by financing activities during the six months ended June 30, 2025 was primarily from net borrowings under our unsecured revolving credit facility to fund the acquisition of CentralReach, and net proceeds from stock-based compensation, partially offset by dividend payments.

Net working capital
Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,198.6 at June 30, 2026 as compared to negative $1,389.7 at December 31, 2025. The change in net working capital was primarily driven by a decrease in deferred revenue predominantly due to the timing of SaaS renewals associated with our Frontline business, and the timing of payments associated with incentive compensation, partially offset by a decrease in accounts receivable.

Debt
Total debt consisted of the following:

As of June 30, 2026
Fixed-rate senior notes	$8,500.0
Unsecured revolving credit facility	2,850.0
Other debt	18.6
Less: Deferred financing costs	(49.2)
Total debt, net of deferred financing costs	11,319.4
Less: Current portion, net of deferred financing costs	(718.3)
Long-term debt, net of deferred financing costs	$10,601.1

On March 30, 2026, the Company entered into the Credit Agreement, which replaced the previous $3,500.0 unsecured credit facility, dated as of July 21, 2022. The Credit Agreement comprises a five-year $3,500.0 unsecured revolving credit facility, which includes availability of up to $150.0 for letters of credit. Loans under the unsecured credit facility are available in dollars, and letters of credit will be available in dollars and other currencies to be agreed. We may also, subject to compliance with specified conditions, request additional term loans or revolving credit commitments in an aggregate amount not to exceed $1,000.0.

The interest rate on borrowings under the new $3,500.0 unsecured revolving credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At June 30, 2026, we had $7.0 of outstanding letters of credit.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our new and previous unsecured credit facilities throughout their respective periods of effectiveness during the six months ended June 30, 2026.

Total debt, net of deferred financing costs was $11,319.4 at June 30, 2026 as compared to $9,301.0 at December 31, 2025. Our total debt increased at June 30, 2026 as compared to December 31, 2025 due primarily to net borrowings of $2,000.0 on our unsecured revolving credit facility. Our leverage is presented in the following table:

	June 30, 2026	December 31, 2025
Total debt, net of deferred financing costs	$11,319.4	$9,301.0
Less: Cash and cash equivalents	(364.9)	(297.4)
Net debt	10,954.5	9,003.6
Stockholders’ equity	18,700.3	19,881.5
Total net capital	$29,654.8	$28,885.1

Net debt / Total net capital	36.9%	31.2%

Foreign cash, and cash equivalents
In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 47.8% or $174.6 at June 30, 2026 as compared to 57.6% or $171.2 at December 31, 2025. The increase in the amount of foreign cash and cash equivalents was primarily due to cash generated at our foreign subsidiaries during the six months ended June 30, 2026, partially offset by cash repatriation of $140.0. We intend to repatriate substantially all historical and future foreign earnings that can be repatriated without incremental U.S. federal tax cost.

Capitalized expenditures
Capital expenditures were $25.3 for the six months ended June 30, 2026 as compared to $26.0 for the six months ended June 30, 2025. Capitalized software expenditures were $30.9 for the six months ended June 30, 2026 as compared to $26.8 for the six months ended June 30, 2025. We expect the aggregate of capital expenditures and capitalized software expenditures for 2026 to be comparable to prior years as a percentage of net revenues.

Tax legislation
On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act, which introduced tax reform provisions that amend, eliminate, or extend certain tax rules under the Inflation Reduction Act and the Tax Cuts and Jobs Act. Legislative changes include the repeal of the requirement to capitalize and amortize domestic research and development expenditures under Internal Revenue Code Section 174. The legislation includes multiple effective dates and, as enacted, did not have a material impact on our effective tax rates for the three or six months ended June 30, 2026, and is not expected to have a significant impact on our annual effective tax rate in full year 2026 or thereafter.

Share repurchase program
In April 2026, our Board approved an additional $3,000.0 in share repurchase authorization under the share repurchase program.

During the six months ended June 30, 2026, we repurchased 7.865 shares of our common stock for an aggregate purchase price of $2,724.1 and an average price paid per share of $346.34, excluding excise tax and broker commissions. As of June 30, 2026, $2,775.9 of the total amount authorized under the share repurchase program remained available for future repurchases.

Planned Indicor Instrumentation transaction
In connection with our equity investment in Indicor, following closing of the planned Indicor Instrumentation transaction, Roper expects to receive pre-tax cash proceeds of approximately $1.3 billion (estimated $1.1 billion net of income taxes), including current estimates for purchase price adjustments and transaction costs which are subject to finalization.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the six months ended June 30, 2026.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Quarterly Report and in Part I, Item 1A of our 2025 Annual Report on Form 10-K. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our 2025 Annual Report on Form 10-K. Except for such additional information, there have been no other material changes during the six months ended June 30, 2026 to the risk factors reported in our 2025 Annual Report on Form 10-K.

We rely on information and technology, including third-party cloud computing platforms and other third-party business partners, for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process, and store information and to communicate among our locations around the world and with clients, suppliers, and business partners. A shutdown of, or inability to access, one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications, or other systems could significantly impair our ability to perform such functions on a timely basis. Our compliance, cybersecurity and data privacy programs, cybersecurity technology, and risk management cannot eliminate all system risk. Credential compromise and identity-based attacks represent risks, and while we deploy identity threat protection and multi-factor authentication across our enterprise systems, determined attackers may still gain unauthorized access through sophisticated credential theft, session hijacking, social engineering, or privilege escalation techniques. Cybersecurity incidents including ransomware attacks, insider threats, system disruptions, and configuration errors could result in the misappropriation or corruption of data and assets, or disruptions to our business strategy, results of operations, and financial condition, and may require notification to customers and regulators with associated investigation, remediation, and monitoring obligations. These disruptions may include, but are not limited to, interruptions to business operations, loss of intellectual property, release of confidential or other sensitive information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, litigation (including individual claims, consumer class actions, or commercial litigation), administrative, civil, or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, and prolonged negative publicity. While we have experienced disruptions, and our Vertafore business was previously subject to litigation regarding the exposure of data which was dismissed, to date, management has not identified any material impact on the Company from these disruptions.

We rely on business partners such as third-party data centers and cloud platforms, such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, and Oracle Cloud to host certain enterprise and customer systems. Our software development and business operations rely on open-source components, third-party software libraries, and vendor dependencies that could contain undisclosed vulnerabilities, be subject to supply chain attacks, or become unavailable, potentially affecting our products, hosted services, and internal systems. Our software development lifecycle and deployment infrastructure, including source code repositories, continuous integration and continuous deployment (“CI/CD”) systems, build pipelines, code-signing processes, developer tools (including AI coding tools), automated testing environments, and other software development infrastructure, may be targeted by threat actors seeking to compromise software integrity, gain unauthorized access to credentials or cloud environments, introduce malicious code, exfiltrate sensitive information, or disrupt operations. Because these systems often integrate with third-party platforms, open-source components, cloud-based development tools, and trusted vendor ecosystems, vulnerabilities or compromises affecting software suppliers, developer environments, automated workflows, or software supply chains could propagate across internal systems, hosted services, or customer-facing products before detection. We have limited ability to monitor these third parties’ security measures or the full impact of the systemic risk, and concentration with a limited number of providers increases our exposure to outages and pricing changes. If any third-party system or cloud platform that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds to be sought with respect to product fees, and/or material harm to our reputation and operating results. While certain of our businesses have experienced temporary disruptions, management has not identified any material impact on the Company from such disruptions to date.

Global cybersecurity threats are rapidly evolving and attacks to identities, networks, platforms, systems, and endpoints can range from uncoordinated individual attempts to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its businesses, its customers, and/or its third-party service providers, including, but not limited to, cloud providers and providers of network management services. These may include such things as unauthorized access, phishing attacks, denial of service, insider threats, data exfiltration and extortion, introduction of malware or ransomware, and other disruptive problems caused by threat actors. Threat actors are increasingly targeting trusted software providers, managed service providers, cloud platforms, software repositories, identity providers, developer tools, and other third-party technology ecosystems used by enterprises to develop, host, authenticate, and deploy software and services. Threat actors are also increasingly using AI to automate cyberattacks, enhance phishing and business email compromise campaigns, create convincing synthetic media, accelerate malware development, identify software vulnerabilities, and evade traditional security controls. As these capabilities continue to evolve, they may increase the frequency, sophistication, and effectiveness of attacks directed at the Company, its customers, and its third-party service providers. We face emerging risks from AI-powered attacks, including deepfakes used to impersonate employees or customers, AI-assisted social engineering and hacking activity, prompt injection attempts against AI systems, and data poisoning targeting machine learning models. These sophisticated attack techniques may bypass traditional security controls. Additionally, zero-day vulnerabilities, which are previously unknown security flaws with no available patches, pose risks that cannot be fully mitigated through our standard vulnerability management processes, requiring rapid detection and response capabilities to minimize potential damage. While we have experienced and expect to continue to experience these types of cybersecurity threats and incidents, management has not identified any cybersecurity incidents that have been material to the Company to date. We seek to deploy measures to protect, detect, respond, and recover from cybersecurity threats and incidents, including identity and access controls, employee training, data protection, vulnerability management, incident response, secure product development, continuous monitoring of our networks, platforms, endpoints, systems, and software development environments, and maintenance of ransomware resilient backup and recovery capabilities. Our customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and services, and we may incur additional costs to comply with such demands. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cybersecurity incidents, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation, theft of intellectual property, regulatory fines, customer attrition, diminution in the value of our investments in research and development, and increased cybersecurity protection and remediation costs, which may not be fully covered by insurance and could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Our increasing use of artificial intelligence technologies presents operational, intellectual property, and competitive risks that could adversely affect our business, reputation, financial condition, and results of operations.

We are increasingly incorporating AI solutions into our platforms, offerings, services, and operations, and we expect that AI will continue to become a more integral part of our business and the markets in which we operate over time. Our competitors, AI companies, or other third parties may incorporate AI into their products or operations in a manner that could impair our ability to compete effectively and adversely affect our results of operations. The rapid pace of AI advancement may make it difficult to maintain competitive advantages, and AI capabilities could become commoditized, reducing our ability to significantly differentiate our offerings. Additionally, we may face challenges in protecting and enforcing rights in AI-generated or AI-assisted innovations, as intellectual property protections for AI-created materials remain uncertain in many jurisdictions. Competitors may be able to reverse-engineer or replicate our AI capabilities, and questions regarding ownership or authorship of AI-generated content or inventions could create legal uncertainties. Generative AI technologies, including certain AI-enabled features incorporated into our solutions, may produce output that appears correct but is or is alleged to be inaccurate, incomplete, or misleading, or that incorporates protected material without explicit authorization. If we use AI or offer AI-enabled solutions in a manner that is alleged to be deficient, inaccurate, incomplete, misleading, violative of third-party intellectual property, biased, or otherwise flawed, our business, reputation, financial condition, and results of operations may be adversely affected.

The use of AI tools by our employees, contractors, and other authorized users also presents operational, cybersecurity, intellectual property, confidentiality, and data governance risks. Unauthorized or inadvertent use of third-party AI platforms, AI coding assistants, or other AI-enabled development tools, including the submission of proprietary source code, confidential information, customer information, trade secrets, or other sensitive data to AI systems that are outside our controlled environments or are not approved for such use, could result in the unintended disclosure, retention, or use of such information, impair our ability to protect intellectual property, create contractual or legal obligations, or otherwise adversely affect our business, reputation, financial condition, and results of operations. We have experienced, and expect to continue to experience, instances of unauthorized or inadvertent use of AI technologies by personnel, however, such instances have not been material to the Company to date. While we maintain policies, technical controls, monitoring, and employee training governing the use of AI technologies, these measures may not prevent all unauthorized or inadvertent disclosures or misuse of sensitive information. In addition, unauthorized use of AI tools outside our approved governance framework (Shadow AI) may reduce the effectiveness of our information security, data governance, intellectual property protection, and records management controls.

We rely on third-party AI platforms and services, including proprietary and open-source large language models and other AI technologies provided by companies such as OpenAI, Anthropic, Google, and Microsoft. These providers may change their terms of service, increase pricing and/or change pricing models, discontinue services, experience outages, decline to provide certain indemnities, or make changes to their AI models that adversely affect our products or operations. As AI becomes more central to our offerings, our exposure to pricing changes from these providers increases, and we may not be able to pass such cost increases on to our customers. We have limited control over, and visibility into, the development, training data, model architecture, security, governance, availability, pricing, licensing terms, APIs, data handling practices, and future updates of these third-party AI systems. These providers may, among other things, modify model capabilities, acceptable use policies, safety features, commercial terms, or the manner in which their AI technologies are made available, which could require us to modify our products or operations, incur additional costs, discontinue certain functionality, or otherwise adversely affect our business. Any disruption in access to these services could have a significant impact on our business. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational, or competitive harm, or legal liability.

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

Additionally, as we continue to increasingly build AI into many of our offerings, we face more competition as AI technologies are increasingly integrated into the markets in which we compete. New AI offerings may disrupt our offerings or transform workforce needs and may negatively impact demand for our offerings, or our competitors may be able to incorporate AI into their offerings more efficiently or successfully than we are able to. Even if our products are more effective than the products that our competitors offer, potential customers might select competitive products in lieu of purchasing our products. Failure to compete successfully against our competitors could negatively impact our future sales and harm our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In October 2025, our Board of Directors approved a share repurchase program, as announced on October 23, 2025, for the repurchase of up to $3,000.0 of our common stock. In April 2026, our Board of Directors approved an additional $3,000.0 in share repurchase authorization under the repurchase program, as announced on April 23, 2026. The repurchase program does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. Under the program, shares may be repurchased through open market purchases or privately negotiated transactions, including under repurchase plans complying with Rule 10b5-1 under the Exchange Act.

Share repurchases for the three months ended June 30, 2026 were as follows (amounts are in millions, except for average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1, 2026 - April 30, 2026	1.498	$352.87	1.498	$3,471.6
May 1, 2026 - May 31, 2026	1.522	$333.52	1.522	$2,963.9
June 1, 2026 - June 30, 2026	0.571	$328.65	0.571	$2,775.9
Total	3.591		3.591

(1)Average prices paid per share exclude excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions.

All share repurchases during the three months ended June 30, 2026 were made in open market transactions. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements within this Quarterly Report for additional information regarding our share repurchase program.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

10.1	Roper Technologies, Inc. 2021 Incentive Plan, as Amended through May 19, 2026, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 19, 2026. †

10.2
Roper Technologies, Inc. Employee Stock Purchase Plan, as Amended and Restated Effective July 1, 2026, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 19, 2026. †

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

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	July 31, 2026
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	July 31, 2026
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Chief Accounting Officer	July 31, 2026
Brandon Cross	(Principal Accounting Officer)