Form 10-Q
period 2026-09-30
ROPER TECHNOLOGIES INC
filed 2026-11-02
CIK 882835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 28, 2026 was 99,036,429.

ROPER TECHNOLOGIES, INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Roper Technologies, Inc.
Condensed Consolidated Statements of Earnings (unaudited)
(Amounts in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenues	$2,171.8	$2,017.5	$6,376.0	$5,843.9
Cost of sales	649.2	614.5	1,929.4	1,801.8
Gross profit	1,522.6	1,403.0	4,446.6	4,042.1

Selling, general and administrative expenses	899.4	830.0	2,669.1	2,395.0
Income from operations	623.2	573.0	1,777.5	1,647.1

Interest expense, net	106.7	89.7	317.4	231.7
Equity investment (gain) loss, net	(56.2)	(12.9)	(1,058.7)	14.9
Other (income) expense, net	0.6	(2.0)	3.7	(1.0)
Earnings before income taxes	572.1	498.2	2,515.1	1,401.5

Income taxes	87.4	99.7	353.0	293.6
Net earnings	$484.7	$398.5	$2,162.1	$1,107.9

Net earnings per share:
Basic	$4.90	$3.70	$21.36	$10.31
Diluted	$4.88	$3.68	$21.30	$10.23

Weighted average common shares outstanding:
Basic	98.9	107.6	101.2	107.5
Diluted	99.4	108.4	101.5	108.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Amounts in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net earnings	$484.7	$398.5	$2,162.1	$1,107.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.7)	(5.9)	(36.8)	56.5
Total other comprehensive income (loss), net of tax	(2.7)	(5.9)	(36.8)	56.5

Comprehensive income	$482.0	$392.6	$2,125.3	$1,164.4

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in millions)

	September 30, 2026	December 31, 2025
ASSETS:

Cash and cash equivalents	$311.0	$297.4
Accounts receivable, net	981.1	1,001.0
Inventories, net	153.3	141.7
Income taxes receivable	56.7	128.2
Unbilled receivables	152.6	124.0
Prepaid expenses and other current assets	291.6	235.8
Total current assets	1,946.3	1,928.1

Property, plant and equipment, net	158.4	156.9
Goodwill	21,555.0	21,341.2
Other intangible assets, net	9,455.7	9,764.2
Deferred taxes	69.0	73.3
Equity investment	577.0	796.3
Other assets	576.9	517.0
Total assets	$34,338.3	$34,577.0

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$176.3	$150.3
Accrued compensation	288.9	293.0
Deferred revenue	1,889.3	1,906.8
Other accrued liabilities	590.1	642.3
Income taxes payable	211.5	28.0
Current portion of long-term debt, net	1,415.1	705.2
Total current liabilities	4,571.2	3,725.6

Long-term debt, net of current portion	8,304.6	8,595.8
Deferred taxes	1,785.2	1,883.1
Other liabilities	504.7	491.0
Total liabilities	15,165.7	14,695.5

Commitments and contingencies (Note 11)

Common stock, 350.0 shares authorized; 109.5 shares issued and 99.0 outstanding at September 30, 2026 and 109.3 shares issued and 106.6 outstanding at December 31, 2025	1.1	1.1
Additional paid-in capital	3,473.3	3,292.2
Retained earnings	19,091.2	17,205.7
Accumulated other comprehensive loss	(138.2)	(101.4)
Treasury stock, 10.5 shares at September 30, 2026 and 2.7 shares at December 31, 2025	(3,254.8)	(516.1)
Total stockholders’ equity	19,172.6	19,881.5
Total liabilities and stockholders’ equity	$34,338.3	$34,577.0

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in millions)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$2,162.1	$1,107.9
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property, plant and equipment	30.4	29.9
Amortization of intangible assets	666.3	638.0
Amortization of deferred financing costs	9.3	8.6
Non-cash stock compensation	163.9	128.7
Equity investment (gain) loss, net	(1,058.7)	14.9
Income tax provision	353.0	293.6
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	22.9	(0.5)
Unbilled receivables	(28.2)	(7.2)
Inventories	(12.6)	(18.2)
Prepaid expenses and other current assets	(48.7)	(27.9)
Accounts payable	26.2	13.2
Other accrued liabilities	(57.2)	(48.9)
Deferred revenue	(36.9)	28.5
Cash taxes paid for gain on disposal of equity investment	—	(30.2)
Cash income taxes paid, excluding tax associated with gain on disposal of equity investment	(283.7)	(307.6)
Other, net	(25.9)	(20.5)
Cash provided by operating activities	1,882.2	1,802.3

Cash flows from (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(463.2)	(3,280.4)
Capital expenditures	(35.4)	(37.6)
Capitalized software expenditures	(46.8)	(42.8)
Distributions from equity investment	6.7	5.1
Proceeds from Indicor transaction	1,239.2	—
Cash receipts on beneficial interest in sold receivables	15.2	—
Other, net	0.3	1.7
Cash provided by (used in) investing activities	716.0	(3,354.0)

Cash flows from (used in) financing activities:
Proceeds from senior notes	—	2,000.0
Payments of senior notes	—	(700.0)
Borrowings under revolving credit facility, net	400.0	585.0
Debt issuance costs	(3.9)	(19.5)
Cash dividends to stockholders	(281.4)	(266.0)
Repurchases of common stock	(2,726.7)	—
Proceeds from stock-based compensation, net	19.3	79.4
Treasury stock sales under employee stock purchase plan (“ESPP”)	12.7	17.4
Other, net	9.1	(42.0)
Cash provided by (used in) financing activities	(2,570.9)	1,654.3

Effect of exchange rate changes on cash	(13.7)	29.2

Net increase in cash and cash equivalents	13.6	131.8

Cash and cash equivalents, beginning of period	297.4	188.2

Cash and cash equivalents, end of period	$311.0	$320.0

Non-cash investing and financing activities:
Equity consideration for business acquisition	$—	$7.3

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Amounts in millions, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
Balances at June 30, 2026	$1.1	$3,391.9	$18,697.6	$(135.5)	$(3,254.8)	$18,700.3
Net earnings	—	—	484.7	—	—	484.7
Stock option exercises	—	28.6	—	—	—	28.6
Currency translation adjustments	—	—	—	(2.7)	—	(2.7)
Stock-based compensation	—	54.2	—	—	—	54.2
Restricted stock activity	—	(1.4)	—	—	—	(1.4)
Dividends declared ($0.91 per share)	—	—	(91.1)	—	—	(91.1)
Balances at September 30, 2026	$1.1	$3,473.3	$19,091.2	$(138.2)	$(3,254.8)	$19,172.6

Balances at December 31, 2025	$1.1	$3,292.2	$17,205.7	$(101.4)	$(516.1)	$19,881.5
Net earnings	—	—	2,162.1	—	—	2,162.1
Stock option exercises	—	41.0	—	—	—	41.0
Treasury stock sold under ESPP	—	0.6	—	—	12.1	12.7
Common stock repurchased (1)	—	—	—	—	(2,750.8)	(2,750.8)
Currency translation adjustments	—	—	—	(36.8)	—	(36.8)
Stock-based compensation	—	161.2	—	—	—	161.2
Restricted stock activity	—	(21.7)	—	—	—	(21.7)
Dividends declared ($2.73 per share)	—	—	(276.6)	—	—	(276.6)
Balances at September 30, 2026	$1.1	$3,473.3	$19,091.2	$(138.2)	$(3,254.8)	$19,172.6

Balances at June 30, 2025	$1.1	$3,187.1	$16,565.9	$(104.1)	$(16.1)	$19,633.9
Net earnings	—	—	398.5	—	—	398.5
Stock option exercises	—	6.1	—	—	—	6.1
Treasury stock sold under ESPP	—	4.8	—	—	0.1	4.9
Currency translation adjustments	—	—	—	(5.9)	—	(5.9)
Stock-based compensation	—	45.7	—	—	—	45.7
Restricted stock activity	—	(1.0)	—	—	—	(1.0)
Dividends declared ($0.825 per share)	—	—	(89.4)	—	—	(89.4)
Balances at September 30, 2025	$1.1	$3,242.7	$16,875.0	$(110.0)	$(16.0)	$19,992.8

Balances at December 31, 2024	$1.1	$3,014.6	$16,034.9	$(166.5)	$(16.5)	$18,867.6
Net earnings	—	—	1,107.9	—	—	1,107.9
Stock option exercises	—	97.5	—	—	—	97.5
Treasury stock sold under ESPP	—	17.0	—	—	0.4	17.4
Equity consideration for business acquisition	—	7.2	—	—	0.1	7.3
Currency translation adjustments	—	—	—	56.5	—	56.5
Stock-based compensation	—	126.9	—	—	—	126.9
Restricted stock activity	—	(20.5)	—	—	—	(20.5)
Dividends declared ($2.475 per share)	—	—	(267.8)	—	—	(267.8)
Balances at September 30, 2025	$1.1	$3,242.7	$16,875.0	$(110.0)	$(16.0)	$19,992.8
(1)Amounts include excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions.

See accompanying notes to Condensed Consolidated Financial Statements.

Roper Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts are in millions, except per share data or as otherwise specified)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, comprehensive income, and cash flows of Roper Technologies, Inc. and its subsidiaries (“Roper,” the “Company,” “we,” “our,” or “us”) for all periods presented. The December 31, 2025 financial position data included herein was derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K (“Annual Report”) filed on February 24, 2026 with the U.S. Securities and Exchange Commission (“SEC”) but does not include all annual disclosures required by U.S. generally accepted accounting principles (“GAAP”).

Roper’s management has made estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with Roper’s audited Consolidated Financial Statements and the notes thereto included in its Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Weighted average shares outstanding are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic shares outstanding	98.9	107.6	101.2	107.5
Effect of potential common stock:
Common stock awards	0.5	0.8	0.3	0.8
Diluted shares outstanding	99.4	108.4	101.5	108.3

For the three and nine months ended September 30, 2026, there were 2.004 and 2.197 stock-based awards outstanding, respectively, that were not included in the determination of diluted earnings per share because to do so would have been antidilutive, as compared to 0.823 and 0.810 stock-based awards outstanding that would have been antidilutive in the respective comparable periods of 2025.

4.    Business Acquisitions

During the nine months ended September 30, 2026, Roper completed four business acquisitions for purchase prices totaling $488.7, net of cash acquired and certain liabilities assumed. Two of these acquisitions have been integrated into businesses within our Network Software reportable segment, and the other two have been integrated into businesses within our Application Software reportable segment. The results of each acquired business are reported in its respective reportable segment.

On August 26, 2026, Roper acquired Project Source Bidco Limited (“Origo”) for a purchase price of $308.1, net of cash acquired and certain liabilities assumed. Origo is a UK-based provider of connectivity software enabling secure information exchange among private pension providers, financial advisors and investment platforms. This acquisition has been integrated into our iPipeline business and its results are reported in the Network Software reportable segment.

On September 14, 2026, Roper acquired Carline Inc. (“Playground”) for a purchase price of $140.0, net of cash acquired and certain liabilities assumed. Playground is a provider of artificial intelligence-enabled child care management software. This acquisition is being integrated into our Procare business and its results are reported in the Application Software reportable segment.

The Company recorded $243.6 in goodwill, $14.8 assigned to trade names that are not subject to amortization, and $317.2 of other identifiable intangibles in connection with these acquisitions. The amortizable intangible assets include customer relationships of $284.2 (21.5 year weighted average useful life) and technology of $33.0 (6.4 year weighted average useful life).

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

Information regarding the Company’s stock-based compensation expense, included as a component of “Selling, general and administrative expenses” (“SG&A expenses”), is provided in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock-based compensation	$55.7	$46.0	$163.9	$128.7
Tax benefit recognized in net earnings	$8.2	$7.1	$24.5	$20.2

The Company accounts for forfeitures of stock-based awards as they occur, with previously recognized compensation reversed in the period in which the awards are forfeited.

Stock Options – During the nine months ended September 30, 2026, 0.561 options were granted with a weighted-average fair value of $92.27 per option. During the comparable period in 2025, 0.285 options were granted with a weighted-average fair value of $180.74 per option. All options were granted with an exercise price equal to the closing price of Roper’s common stock on the date of grant, as required by the Company’s stock-based compensation plan.

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

The following weighted average assumptions were used to estimate the fair value of options granted during the current and prior year periods using the Black-Scholes option valuation model:

	Nine months ended September 30,
	2026	2025
Risk-free interest rate (%)	3.83	4.09
Expected option life (years)	5.77	5.74
Expected volatility (%)	21.83	25.11
Expected dividend yield (%)	0.96	0.53

Cash received from option exercises during the nine months ended September 30, 2026 and 2025 was $41.0 and $97.5, respectively.

Restricted Stock Awards – During the nine months ended September 30, 2026, the Company granted 0.910 shares of restricted stock awards in total, with a weighted-average grant date fair value of $354.88 per share. During the comparable period in 2025, the Company granted 0.436 shares of restricted stock awards in total, with a weighted-average grant date fair value of $594.78 per share. These awards were granted at the fair market value of the shares on the date of grant.

Restricted stock awards include 0.157 and 0.074 performance-based restricted stock awards granted to certain members of the Roper senior leadership team during the nine months ended September 30, 2026 and 2025, respectively, with weighted-average grant date fair values of $353.87 and $663.42 per share, respectively. Such awards include the ability to earn up to 200% of the number of restricted stock awards originally granted contingent upon Roper’s performance over a three-year period.

During the nine months ended September 30, 2026, 0.165 shares of restricted stock awards vested with a weighted-average grant date fair value of $489.87 per share and a weighted-average vest date fair value of $359.42 per share. During the comparable period in 2025, 0.106 shares of restricted stock awards vested with a weighted-average grant date fair value of $479.96 per share and a weighted-average vest date fair value of $576.58 per share.

Employee Stock Purchase Plan – Through June 30, 2026, Roper’s ESPP allowed eligible employees in the U.S. and Canada to contribute up to 10% of their eligible earnings to purchase Roper’s common stock at a 10% discount on the lower of the closing share price on the first or the last day of each quarterly offering period.

During the nine months ended September 30, 2026 and 2025, participants of the ESPP purchased 0.041 and 0.037 shares, respectively, of Roper’s common stock for total consideration of $12.7 and $17.4, respectively. All of these shares were purchased from Roper’s treasury shares. No shares were purchased under the ESPP after June 30, 2026.

The Roper Technologies, Inc. Employee Stock Purchase Plan was amended and restated (the “Amended ESPP”) and became effective on July 1, 2026, following shareholder approval at the Annual Meeting.

Under the Amended ESPP, eligible employees in the U.S. and Canada are able to contribute up to 15% of their eligible earnings to purchase Roper’s common stock at a 15% discount on the lower of the closing share price on the first or the last day of each offering period. The Company may change the length of offering periods as well as their start and end dates. The first offering period under the Amended ESPP, which began on July 1, 2026, has a duration of six months and will end on December 31, 2026. Shares sold under the Amended ESPP may originate from treasury stock, shares purchased on the open market, or newly issued shares.

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

During the nine months ended September 30, 2026, the Company repurchased 7.865 shares of its common stock for an aggregate purchase price of $2,724.1 and an average price paid per share of $346.34. The aggregate purchase price and average price paid per share exclude excise tax imposed by the Inflation Reduction Act of 2022, as amended, and broker commissions. All repurchases were made in open market transactions and there are no current plans to retire repurchased shares. No repurchases were made under the program during the three months ended September 30, 2026. As of September 30, 2026, $2,775.9 of the total amount authorized under the share repurchase program remained available for future repurchases.

7.    Inventories

The components of inventories were as follows:

	September 30, 2026	December 31, 2025
Raw materials and supplies	$73.2	$71.8
Work in process	33.5	29.3
Finished products	58.2	51.9
Inventory reserves	(11.6)	(11.3)
Inventories, net	$153.3	$141.7

8.    Goodwill and Other Intangible Assets

The carrying value of goodwill by segment was as follows:

	Application Software	Network Software	Technology Enabled Products	Total
Balances at December 31, 2025	$15,917.2	$4,420.1	$1,003.9	$21,341.2
Goodwill acquired	91.6	152.0	—	243.6
Other	(7.2)	(3.7)	—	(10.9)
Currency translation adjustments	(9.5)	(8.6)	(0.8)	(18.9)
Balances at September 30, 2026	$15,992.1	$4,559.8	$1,003.1	$21,555.0

Other relates to purchase accounting adjustments for completed acquisitions.

Other intangible assets consisted of:

	Cost	Accumulated amortization	Net book value
Assets subject to amortization:
Customer related intangibles	$12,301.5	$(3,894.6)	$8,406.9
Unpatented technology	880.3	(425.6)	454.7
Patents and other protective rights	9.1	(2.3)	6.8
Assets not subject to amortization:
Trade names	895.8	—	895.8
Balances at December 31, 2025	$14,086.7	$(4,322.5)	$9,764.2

Assets subject to amortization:
Customer related intangibles	$12,566.8	$(4,411.9)	$8,154.9
Unpatented technology	874.4	(485.5)	388.9
Patents and other protective rights	9.1	(2.6)	6.5
Trade names	68.8	(3.4)	65.4
Assets not subject to amortization:
Trade names	840.0	—	840.0
Balances at September 30, 2026	$14,359.1	$(4,903.4)	$9,455.7

During the third quarter of 2026, in connection with the rebranding of Transact Campus and CBORD under the Illumia name, the Company determined that the related trade names are no longer indefinite-lived. These trade names, totaling $68.8, were reclassified to assets subject to amortization and are being amortized over five years.

Amortization expense of other intangible assets was $211.9 and $209.6 during the three months ended September 30, 2026 and 2025, respectively, and $627.7 and $607.1 during the nine months ended September 30, 2026 and 2025, respectively.

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

Debt – As of September 30, 2026 and December 31, 2025, the total estimated fair value of Roper’s fixed-rate senior notes was $7,925.2 and $8,287.4, respectively. The fair values of the senior notes are based on the trading prices of each series of notes, which the Company has determined to be Level 2 in the FASB fair value hierarchy.

At September 30, 2026 and December 31, 2025, there were $1,250.0 and $850.0 of borrowings outstanding under our unsecured revolving credit facility, respectively. The carrying value of these borrowings approximates their estimated fair value.

Equity Investment – As of September 30, 2026 and December 31, 2025, the Company held equity interests of 43.4% and 43.8%, respectively, in businesses historically held through Indicor Equity, LLC (collectively, “Indicor”). We elected to apply the fair value option as we believe this is the most reasonable method to value our equity investment. The fair value of Roper’s equity investment is estimated on a quarterly basis and changes in fair value are reported as a component of “Equity investment (gain) loss, net” in our Condensed Consolidated Statements of Earnings.

On August 26, 2026, Indicor completed its previously announced divestiture of its portfolio of instrumentation businesses (“Indicor Instrumentation”) to AMETEK, Inc. for an enterprise value of $5,000.0. Upon closing, Roper received pre-tax cash proceeds of $1,239.2, and expects to receive approximately $33 upon escrow release. In addition, Roper’s previous requirement to make quarterly payments to Clayton Dubilier & Rice, LLC, either (i) in cash or (ii) in-kind through the transfer of Roper’s equity interests in Indicor, was terminated upon closing of this transaction.

On August 10, 2026, Indicor entered into a definitive agreement to divest its flow controls businesses, Cornell Pump and Roper Pump (“Indicor Flow Controls”), to Xylem Inc. for an enterprise value of approximately $1,460. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the fourth quarter of 2026. Following closing of the Indicor Flow Controls transaction, Roper expects to receive pre-tax cash proceeds of approximately $600, including current estimates for purchase price adjustments and transaction costs which are subject to finalization.

We estimate the fair value of our equity investment using the market multiple approach, based on revenue and earnings multiples of comparable guideline public companies. In light of the anticipated Indicor Flow Controls transaction, we updated certain valuation assumptions, including the selection of multiples which considered the enterprise value implied by this planned transaction.

The fair value of our equity investment reflects management’s estimate of assumptions that market participants would use in pricing the equity interest, which the Company has determined to be Level 3 in the FASB fair value hierarchy. Although we believe our assumptions are reasonable, there is significant judgment in determining fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results.

The following table provides a reconciliation of the fair value for our equity investment in Indicor measured using Level 3 inputs:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$1,792.2	$739.7	$796.3	$772.3
Changes in fair value	57.0	16.3	1,052.9	(16.3)
Indicor Instrumentation transaction (1)	(1,272.2)	—	(1,272.2)	—
Ending balance	$577.0	$756.0	$577.0	$756.0
(1)Reflects pre-tax cash proceeds of $1,239.2 received upon closing and Roper’s estimated portion of proceeds of $33 expected to be received upon escrow release.

The Company received $6.7 and $5.1 of dividend distributions from Indicor during the nine months ended September 30, 2026 and 2025, respectively, which are reported within “Equity investment (gain) loss, net” in our Condensed Consolidated Statements of Earnings. These dividend distributions were intended to offset certain cash taxes payable associated with Roper’s ownership stake and were contemplated in the determination of the fair value for our equity investment.

Receivables Purchase Agreement – Outgo Inc. (“Outgo”), a freight payment software and factoring solutions subsidiary integrated into our DAT business, entered into a receivables purchase agreement (“RPA”) under which certain Outgo factored receivables are sold to a third-party financial institution on a non-recourse basis and derecognized upon sale. Sales of Outgo factored receivables did not result in a material gain or loss. As a part of the RPA, Outgo continues to perform certain collection and administrative functions for receivables sold to the purchaser. Under the agreement, Outgo retains a beneficial interest representing the deferred purchase price, which is paid to Outgo following collection of the underlying receivables. The fair value of this beneficial interest was $12.8 at September 30, 2026. Cash inflows received on the beneficial interest totaled $15.2 for the nine months ended September 30, 2026 and are reported within investing activities in our Condensed Consolidated Statement of Cash Flows.

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

12.    Reportable Segments

The following table presents selected financial information by reportable segment:

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$1,239.7	$446.1	$486.0	$2,171.8	$1,161.0	$413.4	$443.1	$2,017.5
Cost of sales	374.2	68.1	206.9	649.2	360.0	66.5	188.0	614.5
SG&A expenses	507.9	188.4	118.4	814.7	478.0	168.8	104.9	751.7
Operating profit*	$357.6	$189.6	$160.7	$707.9	$323.0	$178.1	$150.2	$651.3

Depreciation and other amortization	$184.7	$44.1	$6.1	$234.9	$180.5	$43.8	$5.9	$230.2

Capital expenditures	$2.2	$2.8	$4.1	$9.1	$4.6	$2.5	$2.3	$9.4
Capitalized software expenditures	$15.9	$—	$—	$15.9	$16.0	$—	$—	$16.0

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
	Application Software	Network Software	Technology Enabled Products	Segments Total	Application Software	Network Software	Technology Enabled Products	Segments Total
Net revenues	$3,612.0	$1,304.6	$1,459.4	$6,376.0	$3,324.1	$1,174.7	$1,345.1	$5,843.9
Cost of sales	1,100.2	202.8	626.4	1,929.4	1,049.0	191.4	561.4	1,801.8
SG&A expenses	1,511.0	561.8	352.2	2,425.0	1,380.7	469.2	315.8	2,165.7
Operating profit*	$1,000.8	$540.0	$480.8	$2,021.6	$894.4	$514.1	$467.9	$1,876.4

Depreciation and other amortization	$546.8	$129.7	$17.8	$694.3	$521.8	$126.4	$17.2	$665.4

Capital expenditures	$12.1	$7.0	$13.2	$32.3	$18.5	$7.1	$8.3	$33.9
Capitalized software expenditures	$46.4	$—	$0.4	$46.8	$42.8	$—	$—	$42.8

*Segment operating profit is before unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation. These expenses were $84.7 and $78.3 for the three months ended September 30, 2026 and 2025, respectively, and $244.1 and $229.3 for the nine months ended September 30, 2026 and 2025, respectively, and are included within consolidated SG&A expenses to arrive at “Income from operations” in our Condensed Consolidated Statements of Earnings. Items below “Income from operations” are not allocated to reportable segments.

The following table presents selected asset information by reportable segment:

	September 30, 2026	December 31, 2025
Segments total assets:
Application Software	$25,134.4	$25,372.6
Network Software	6,746.4	6,458.7
Technology Enabled Products	1,806.0	1,666.0
Segments Total	$33,686.8	$33,497.3

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

	Three months ended September 30, 2026				Three months ended September 30, 2025
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$917.0	$324.5	$15.2	$1,256.7	$851.5	$294.8	$12.6	$1,158.9
Reoccurring	148.7	87.7	—	236.4	143.8	82.4	—	226.2
Non-recurring	174.0	33.9	—	207.9	165.7	36.2	—	201.9
Total Software Revenue	1,239.7	446.1	15.2	1,701.0	1,161.0	413.4	12.6	1,587.0

Product Revenue	—	—	470.8	470.8	—	—	430.5	430.5
Total Revenue	$1,239.7	$446.1	$486.0	$2,171.8	$1,161.0	$413.4	$443.1	$2,017.5

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
Revenue stream	Application Software	Network Software	Technology Enabled Products	Total	Application Software	Network Software	Technology Enabled Products	Total
Software related
Recurring	$2,685.0	$949.5	$43.1	$3,677.6	$2,426.9	$849.7	$33.2	$3,309.8
Reoccurring	405.7	256.8	—	662.5	394.5	220.7	—	615.2
Non-recurring	521.3	98.3	—	619.6	502.7	104.3	—	607.0
Total Software Revenue	3,612.0	1,304.6	43.1	4,959.7	3,324.1	1,174.7	33.2	4,532.0

Product Revenue	—	—	1,416.3	1,416.3	—	—	1,311.9	1,311.9
Total Revenue	$3,612.0	$1,304.6	$1,459.4	$6,376.0	$3,324.1	$1,174.7	$1,345.1	$5,843.9

Remaining Performance Obligations – Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed, excluding unexercised contract options. As of September 30, 2026, total remaining performance obligations were $5,430.0. We expect to recognize revenues on approximately 64%, or $3,471.6, of our remaining performance obligations over the next 12 months (“Backlog”), with the remainder of the revenue to be recognized thereafter.

Contract balances

Balance sheet account	September 30, 2026	December 31, 2025	Change
Unbilled receivables	$152.6	$124.0	$28.6
Deferred revenue – current	(1,889.3)	(1,906.8)	17.5
Deferred revenue – non-current (1)	(166.7)	(170.8)	4.1
Net contract assets/(liabilities)	$(1,903.4)	$(1,953.6)	$50.2
(1)The non-current portion of deferred revenue is included in “Other liabilities” in our Condensed Consolidated Balance Sheets.

The change in our net contract assets/(liabilities) from December 31, 2025 to September 30, 2026 was primarily due to the timing of payments and invoicing related to SaaS and PCS renewals within our Application Software reportable segment, partially offset by the SaaS renewal cycle of our Frontline business which primarily occurs in the third quarter.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance relating primarily to SaaS and PCS renewals. Revenue recognized that was included in the deferred revenue balance on December 31, 2025 and 2024 was $286.4 and $270.2 for the three months ended September 30, 2026 and 2025, respectively, and $1,709.2 and $1,576.2 for the nine months ended September 30, 2026 and 2025, respectively. In order to determine revenues recognized in the period from contract liabilities, we allocate revenue to the individual deferred revenue balance outstanding at the beginning of the year until the revenue exceeds that balance.

The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Condensed Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, we had $122.0 and $113.6 of total deferred commissions, respectively.

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

Critical Accounting Policies

Except with respect to our equity investment, as described in Note 10, there were no material changes during the nine months ended September 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements can be found in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
All currency amounts are in millions, and percentages are of net revenues

Percentages may not sum due to rounding.

The following table sets forth selected information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenues:
Application Software	$1,239.7	$1,161.0	$3,612.0	$3,324.1
Network Software	446.1	413.4	1,304.6	1,174.7
Technology Enabled Products	486.0	443.1	1,459.4	1,345.1
Total	$2,171.8	$2,017.5	$6,376.0	$5,843.9

Gross margin:
Application Software	69.8%	69.0%	69.5%	68.4%
Network Software	84.7%	83.9%	84.5%	83.7%
Technology Enabled Products	57.4%	57.6%	57.1%	58.3%
Total	70.1%	69.5%	69.7%	69.2%

Selling, general and administrative expenses:
Application Software	(41.0)%	(41.2)%	(41.8)%	(41.5)%
Network Software	(42.2)%	(40.8)%	(43.1)%	(39.9)%
Technology Enabled Products	(24.4)%	(23.7)%	(24.1)%	(23.5)%
Total	(37.5)%	(37.3)%	(38.0)%	(37.1)%

Segment operating margin:
Application Software	28.8%	27.8%	27.7%	26.9%
Network Software	42.5%	43.1%	41.4%	43.8%
Technology Enabled Products	33.1%	33.9%	32.9%	34.8%
Total	32.6%	32.3%	31.7%	32.1%

Corporate administrative expenses *	(3.9)%	(3.9)%	(3.8)%	(3.9)%
Income from operations	28.7%	28.4%	27.9%	28.2%
Interest expense, net	(4.9)%	(4.4)%	(5.0)%	(4.0)%
Equity investment gain (loss), net	2.6%	0.6%	16.6%	(0.3)%
Other income (expense), net	—%	0.1%	(0.1)%	—%
Earnings before income taxes	26.3%	24.7%	39.4%	24.0%
Income taxes	(4.0)%	(4.9)%	(5.5)%	(5.0)%
Net earnings	22.3%	19.8%	33.9%	19.0%

* Includes unallocated corporate general and administrative expenses and enterprise-wide stock-based compensation.

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

Net revenues for the three months ended September 30, 2026 were $2,171.8 as compared to $2,017.5 for the three months ended September 30, 2025, an increase of 7.6%. The components of revenue growth for the three months ended September 30, 2026 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	6.8%	7.9%	9.7%	7.6%
Less Impacts of:
Acquisitions	0.6	3.1	—	1.0
Foreign Exchange	—	(0.1)	(0.1)	(0.1)
Organic Revenue Growth	6.2%	4.9%	9.8%	6.7%

In our Application Software segment, net revenues in the third quarter of 2026 grew 6.8% to $1,239.7 as compared to $1,161.0 in the third quarter of 2025. The growth of 6.2% in organic revenues was broad-based across the segment, led by our application software businesses serving the project-based private sector, higher education, legal, and applied behavior analysis therapy markets. Gross margin increased to 69.8% in the third quarter of 2026 as compared to 69.0% in the third quarter of 2025 due primarily to improved leverage on higher organic revenues. SG&A expenses as a percentage of net revenues improved to 41.0% in the third quarter of 2026 as compared to 41.2% in the third quarter of 2025 due primarily to improved operating leverage on higher revenues. As a result, operating margin was 28.8% in the third quarter of 2026 as compared to 27.8% in the third quarter of 2025.

In our Network Software segment, net revenues in the third quarter of 2026 grew 7.9% to $446.1 as compared to $413.4 in the third quarter of 2025. The growth of 4.9% in organic revenues was led by our network software businesses serving the freight match, long-term care pharmacy, and construction markets. These increases were partially offset by declines in our alternate site group purchasing business and non-recurring revenue at our business serving the life insurance/annuities market. Growth from acquisitions was led by our July 2025 acquisition of Subsplash. Gross margin increased to 84.7% in the third quarter of 2026 as compared to 83.9% in the third quarter of 2025 due primarily to improved leverage on higher revenues and lower amortization associated with fully amortized acquired intangibles, partially offset by margin profiles associated with our 2025 acquisitions, most notably payments revenue mix from Subsplash as well as the Convoy platform within our freight match software business. SG&A expenses as a percentage of net revenues increased to 42.2% in the third quarter of 2026 as compared to 40.8% in the third quarter of 2025 due primarily to SG&A profiles associated with our 2025 acquisitions, including higher amortization of acquired intangibles. As a result, operating margin was 42.5% in the third quarter of 2026 as compared to 43.1% in the third quarter of 2025.

In our Technology Enabled Products segment, net revenues in the third quarter of 2026 grew 9.7% to $486.0 as compared to $443.1 in the third quarter of 2025. The growth of 9.8% in organic revenues was led by our medical products businesses, highlighted by our precision measurement and airway management businesses. These increases were partially offset by a decline in our water meter technology business. Gross margin decreased to 57.4% in the third quarter of 2026 as compared to 57.6% in the third quarter of 2025 due primarily to input cost pressures and meter mix at our water meter technology business as well as product mix within our medical products businesses weighted more towards consumables, partially offset by revenue mix across the segment. SG&A expenses as a percentage of net revenues increased to 24.4% in the third quarter of 2026 as compared to 23.7% in the third quarter of 2025 due primarily to reduced operating leverage associated with our water meter technology business. The resulting operating margin was 33.1% in the third quarter of 2026 as compared to 33.9% in the third quarter of 2025.

Corporate expenses increased to $84.7 in the third quarter of 2026 as compared to $78.3 in the third quarter of 2025. The dollar increase was due primarily to higher stock-based compensation expense, partially offset by a reduction in fees for professional services. As a percentage of net revenues, corporate expenses remained consistent at 3.9% of net revenues in both the third quarter of 2026 and 2025.

Interest expense, net, increased to $106.7 for the third quarter of 2026 as compared to $89.7 for the third quarter of 2025 due primarily to a higher average revolving credit facility balance and a higher weighted-average interest rate on our senior notes.

Equity investment activity, net, was a gain of $56.2 in the third quarter of 2026 due primarily to an increase in the fair value of our equity investment. The increase was primarily due to updated valuation assumptions made in anticipation of Indicor’s planned divestiture of its flow controls businesses (“Indicor Flow Controls”). Equity investment activity, net, was a gain of $12.9 in the third quarter of 2025 due primarily to an increase in the fair value of our equity investment in Indicor.

Income taxes as a percentage of pretax earnings decreased to 15.3% for the third quarter of 2026 as compared to 20.0% for the third quarter of 2025, primarily due to a net tax benefit recognized in connection with a change in our outside basis in Indicor resulting from the Indicor Instrumentation transaction described above, with both periods also benefiting from legal entity restructuring.

Backlog is equal to our remaining performance obligations expected to be recognized as revenue within the next 12 months as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Backlog increased 9.4% to $3,471.6 at September 30, 2026 as compared to $3,174.0 at September 30, 2025 due primarily to organic growth and acquisitions in our software segments.

	Backlog as of September 30,
	2026	2025
Application Software	$2,598.5	$2,326.8
Network Software	591.1	549.8
Technology Enabled Products	282.0	297.4
Total	$3,471.6	$3,174.0

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

Net revenues for the nine months ended September 30, 2026 were $6,376.0 as compared to $5,843.9 for the nine months ended September 30, 2025, an increase of 9.1%. The components of revenue growth for the nine months ended September 30, 2026 were as follows:

	Application Software	Network Software	Technology Enabled Products	Roper
Total Revenue Growth	8.7%	11.1%	8.5%	9.1%
Less Impacts of:
Acquisitions	3.0	6.4	0.2	3.0
Foreign Exchange	0.4	0.1	0.3	0.3
Organic Revenue Growth	5.3%	4.6%	8.0%	5.8%

In our Application Software segment, net revenues in the nine months ended September 30, 2026 grew 8.7% to $3,612.0 as compared to $3,324.1 in the nine months ended September 30, 2025. The growth of 5.3% in organic revenues was broad-based across the segment, led by our application software businesses serving the legal, project-based private sector, higher education, and property and casualty insurance markets. Growth from acquisitions was led by our 2025 acquisitions, most notably CentralReach which became organic in the third quarter of 2026. Gross margin increased to 69.5% in the nine months ended September 30, 2026 as compared to 68.4% in the nine months ended September 30, 2025 due primarily to improved leverage on higher organic revenues. SG&A expenses as a percentage of net revenues increased to 41.8% in the nine months ended September 30, 2026 as compared to 41.5% in the nine months ended September 30, 2025, due primarily to higher amortization of acquired intangibles from the 2025 acquisition of CentralReach, partially offset by improved operating leverage on higher organic revenues. As a result, operating margin was 27.7% in the nine months ended September 30, 2026 as compared to 26.9% in the nine months ended September 30, 2025.

In our Network Software segment, net revenues in the nine months ended September 30, 2026 grew 11.1% to $1,304.6 as compared to $1,174.7 in the nine months ended September 30, 2025, led by contributions from 2025 acquisitions, most notably Subsplash. The growth of 4.6% in organic revenues was led by our network software businesses serving the freight match, construction, long-term care pharmacy, and media and entertainment markets. These increases were partially offset by declines in our alternate site group purchasing business, and to a lesser extent, our business serving the life insurance/annuities market. Gross margin increased to 84.5% in the nine months ended September 30, 2026 as compared to 83.7% in the nine months ended

September 30, 2025 due primarily to lower amortization associated with fully amortized acquired intangibles and improved leverage on higher organic revenues, partially offset by margin profiles associated with our 2025 acquisitions, most notably payments revenue mix from Subsplash as well as the Convoy platform within our freight match software business. SG&A expenses as a percentage of net revenues increased to 43.1% in the nine months ended September 30, 2026 as compared to 39.9% in the nine months ended September 30, 2025 due primarily to SG&A profiles associated with our acquisitions, including higher amortization of acquired intangibles. As a result, operating margin was 41.4% in the nine months ended September 30, 2026 as compared to 43.8% in the nine months ended September 30, 2025.

In our Technology Enabled Products segment, net revenues in the nine months ended September 30, 2026 grew 8.5% to $1,459.4 as compared to $1,345.1 in the nine months ended September 30, 2025. The growth of 8.0% in organic revenues was led by our medical products businesses, highlighted by our precision measurement and airway management businesses. These increases were partially offset by a decline in our water meter technology business. Gross margin decreased to 57.1% in the nine months ended September 30, 2026 as compared to 58.3% in the nine months ended September 30, 2025 due primarily to product mix within our medical products businesses weighted more towards consumables and input cost pressures at our water meter technology business, partially offset by revenue mix across the segment. SG&A expenses as a percentage of net revenues increased to 24.1% in the nine months ended September 30, 2026 as compared to 23.5% in the nine months ended September 30, 2025 due primarily to reduced operating leverage associated with our water meter technology business. The resulting operating margin was 32.9% in the nine months ended September 30, 2026 as compared to 34.8% in the nine months ended September 30, 2025.

Corporate expenses increased to $244.1 in the nine months ended September 30, 2026 as compared to $229.3 in the nine months ended September 30, 2025. The dollar increase was due primarily to higher stock-based compensation expense, partially offset by a reduction in fees for professional services and lower acquisition-related expenses. As a percentage of net revenues, corporate expenses decreased to 3.8% of net revenues in the nine months ended September 30, 2026 as compared to 3.9% of net revenues in the nine months ended September 30, 2025.

Interest expense, net, increased to $317.4 for the nine months ended September 30, 2026 as compared to $231.7 for the nine months ended September 30, 2025 due primarily to higher average debt balances and a higher weighted-average interest rate on our senior notes.

Equity investment activity, net, was a gain of $1,058.7 in the nine months ended September 30, 2026 due primarily to an increase in the fair value of our equity investment. The increase was primarily due to updated valuation assumptions made prior to the closing of the Indicor Instrumentation transaction. Equity investment activity, net, was a loss of $14.9 in the nine months ended September 30, 2025 due primarily to a $16.3 decrease in the fair value of our equity investment in Indicor.

Income taxes as a percentage of pretax earnings decreased to 14.0% for the nine months ended September 30, 2026 as compared to 20.9% for the nine months ended September 30, 2025, primarily due to net tax benefits recognized in connection with a change in our outside basis in Indicor, resulting from the Indicor Instrumentation transaction, and legal entity restructuring.

Financial Condition, Liquidity, and Capital Resources
All currency amounts are in millions, except per share data or as otherwise specified

Selected cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30,
Cash provided by (used in):	2026	2025
Operating activities	$1,882.2	$1,802.3
Investing activities	$716.0	$(3,354.0)
Financing activities	$(2,570.9)	$1,654.3

Operating activities
Net cash provided by operating activities increased by 4% to $1,882.2 in the nine months ended September 30, 2026 as compared to $1,802.3 in the nine months ended September 30, 2025 due primarily to higher net earnings before non-cash expenses and lower cash income taxes paid, as 2025 included $30.2 of cash taxes paid associated with the sale of our equity method investment in Certinia, partially offset by changes in deferred revenue.

Investing activities
Cash provided by investing activities during the nine months ended September 30, 2026 was primarily from cash proceeds received upon closing of the Indicor Instrumentation transaction, partially offset by cash paid for the acquisitions of Origo and Playground. Cash used in investing activities during the nine months ended September 30, 2025 was primarily for the acquisitions of CentralReach, Subsplash, Convoy, and Orchard Software.

Financing activities
Cash used in financing activities during the nine months ended September 30, 2026 primarily consisted of repurchases of our common stock as well as dividend payments, partially offset by net borrowings under our unsecured revolving credit facility. Cash provided by financing activities during the nine months ended September 30, 2025 was primarily from the issuance of senior notes in August 2025, net borrowings under our unsecured revolving credit facility primarily to fund the acquisitions of CentralReach and Subsplash, and net proceeds from stock-based compensation, partially offset by senior notes repaid at maturity in September 2025 and dividend payments.

Net working capital
Net working capital (total current assets, excluding cash, less total current liabilities, excluding debt) was negative $1,520.8 at September 30, 2026 as compared to negative $1,389.7 at December 31, 2025. The change in net working capital was primarily driven by changes in tax-related balances, including income taxes payable associated with the Indicor Instrumentation transaction, partially offset by changes in contract balances within our Application Software segment primarily due to the timing of payments and invoicing related to SaaS and PCS renewals, as well as an increase in other current assets primarily due to estimated Indicor Instrumentation proceeds held in escrow.

Debt
Total debt consisted of the following:

As of September 30, 2026
Fixed-rate senior notes	$8,500.0
Unsecured revolving credit facility	1,250.0
Other debt	16.1
Less: Deferred financing costs	(46.4)
Total debt, net of deferred financing costs	9,719.7
Less: Current portion, net of deferred financing costs	(1,415.1)
Long-term debt, net of deferred financing costs	$8,304.6

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

The interest rate on borrowings under the new $3,500.0 unsecured revolving credit facility is calculated based upon various recognized indices plus a margin as defined in the Credit Agreement. At September 30, 2026, we had $6.9 of outstanding letters of credit.

We expect existing cash balances, together with cash generated by our operations and amounts available under our credit facility, will be sufficient to fund our operating requirements for the foreseeable future.

We were in compliance with all debt covenants related to our new and previous unsecured credit facilities throughout their respective periods of effectiveness during the nine months ended September 30, 2026.

Total debt, net of deferred financing costs was $9,719.7 at September 30, 2026 as compared to $9,301.0 at December 31, 2025. Our total debt increased at September 30, 2026 as compared to December 31, 2025 due primarily to net borrowings of $400.0 on our unsecured revolving credit facility. Our leverage is presented in the following table:

	September 30, 2026	December 31, 2025
Total debt, net of deferred financing costs	$9,719.7	$9,301.0
Less: Cash and cash equivalents	(311.0)	(297.4)
Net debt	9,408.7	9,003.6
Stockholders’ equity	19,172.6	19,881.5
Total net capital	$28,581.3	$28,885.1

Net debt / Total net capital	32.9%	31.2%

Foreign cash and cash equivalents
In relation to our total cash and cash equivalents, amounts held at our foreign subsidiaries represented 65.0% or $202.2 at September 30, 2026 as compared to 57.6% or $171.2 at December 31, 2025. The increase in the amount of foreign cash and cash equivalents was primarily due to cash generated at our foreign subsidiaries during the nine months ended September 30, 2026, partially offset by cash repatriation of $191.8. We intend to repatriate substantially all historical and future foreign earnings that can be repatriated without incremental U.S. federal tax cost.

Capital expenditures and capitalized software expenditures
Capital expenditures were $35.4 for the nine months ended September 30, 2026 as compared to $37.6 for the nine months ended September 30, 2025. Capitalized software expenditures were $46.8 for the nine months ended September 30, 2026 as compared to $42.8 for the nine months ended September 30, 2025. We expect the aggregate of capital expenditures and capitalized software expenditures for 2026 to be comparable to prior years as a percentage of net revenues.

Tax legislation
On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act, which introduced tax reform provisions that amend, eliminate, or extend certain tax rules under the Inflation Reduction Act and the Tax Cuts and Jobs Act. Legislative changes include the repeal of the requirement to capitalize and amortize domestic research and development expenditures under Internal Revenue Code Section 174. The legislation includes multiple effective dates and, as enacted, did not have a material impact on our effective tax rates for the three or nine months ended September 30, 2026, and is not expected to have a significant impact on our annual effective tax rate in full year 2026 or thereafter.

Share repurchase program
In April 2026, our Board approved an additional $3,000.0 in share repurchase authorization under the share repurchase program.

During the nine months ended September 30, 2026, we repurchased 7.865 shares of our common stock for an aggregate purchase price of $2,724.1 and an average price paid per share of $346.34, excluding excise tax and broker commissions. No shares were repurchased during the third quarter of 2026. As of September 30, 2026, $2,775.9 of the total amount authorized under the share repurchase program remained available for future repurchases.

Indicor Instrumentation transaction
In connection with our equity investment, upon closing of the Indicor Instrumentation transaction on August 26, 2026, Roper received pre-tax cash proceeds of $1,239.2, and expects to receive approximately $33 upon escrow release. Roper expects to pay approximately $150 of cash income taxes related to the Indicor Instrumentation transaction.

Planned Indicor Flow Controls transaction
In connection with our equity investment, following closing of the planned Indicor Flow Controls transaction, Roper expects to receive pre-tax cash proceeds of approximately $600 (estimated $480 net of income taxes), including current estimates for purchase price adjustments and transaction costs which are subject to finalization.

Outlook

Current geopolitical and economic uncertainties, including inflation, tariffs and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business prospects. An armed conflict (such as the ongoing conflicts in Ukraine and the Middle East), significant terrorist attack, other global conflict, civil unrest, widespread cybersecurity event or information technology system failure, or public health crisis could cause changes in world economies that would adversely affect us. It is impossible to isolate each of these potential factors’ future effects on current economic conditions or any of our businesses. It is also impossible to predict with any reasonable degree of certainty what or when any additional events may occur that also would similarly disrupt the economy and have an adverse impact on our businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There were no material changes during the nine months ended September 30, 2026.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information About Forward-Looking Statements,” in Part I, Item 2 of this Quarterly Report, in Part I, Item 1A of our 2025 Annual Report on Form 10-K, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. We are providing the following updated risk factor, in its entirety, to reflect changes to the corresponding risk factor previously disclosed in those prior reports. Except for this update, there have been no other material changes to the risk factors disclosed in those prior reports as of the date of this Quarterly Report.

We rely on information and technology, including third-party cloud computing platforms and other third-party business partners, for many of our business operations which could fail and cause disruption to our business operations.

Our business operations are dependent upon information technology networks and systems to securely transmit, process, and store information and to communicate among our locations around the world and with clients, suppliers, and business partners. A shutdown of, or inability to access, one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications, or other systems could significantly impair our ability to perform such functions on a timely basis. Our compliance, cybersecurity, and data privacy programs, cybersecurity technology, and risk management cannot eliminate all system risk. Credential compromise and identity-based attacks represent risks, and while we deploy identity threat protection and multi-factor authentication across our enterprise systems, determined attackers may still gain unauthorized access through sophisticated credential theft, session hijacking, social engineering, or privilege escalation techniques. Cybersecurity incidents including ransomware attacks, insider threats, system disruptions, exposure of data through human error, and configuration errors could result in the misappropriation or corruption of data and assets, or disruptions to our business strategy, results of operations, and financial condition, and may require notification to customers and regulators with associated investigation, remediation, and monitoring obligations. These disruptions may include, but are not limited to, interruptions to business operations, loss of intellectual property, release of confidential or other sensitive information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, litigation (including individual claims, consumer class actions, or commercial litigation), administrative, civil, or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, and prolonged negative publicity. While we have experienced disruptions and litigation relating to the exposure of data, to date, management has not identified any material impact on the Company from these disruptions.

We rely on business partners such as third-party data centers and cloud platforms, such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, and Oracle Cloud to host certain enterprise and customer systems. Our software development and business operations rely on open-source components, third-party software libraries, and vendor dependencies that could contain undisclosed vulnerabilities, be subject to supply chain attacks, or become unavailable, potentially affecting our products, hosted services, and internal systems. Our software development lifecycle and deployment infrastructure, including source code repositories, continuous integration and continuous deployment (“CI/CD”) systems, build pipelines, code-signing processes, developer tools (including AI coding tools), automated testing environments, and other software development infrastructure, may be targeted by threat actors seeking to compromise software integrity, gain unauthorized access to credentials or cloud environments, introduce malicious code, exfiltrate sensitive information, or disrupt operations. Because these systems often integrate with third-party platforms, open-source components, cloud-based development tools, and trusted vendor ecosystems, vulnerabilities or compromises affecting software suppliers, developer environments, automated workflows, or software supply chains could propagate across internal systems, hosted services, or customer-facing products before detection. We have limited ability to monitor these third parties’ security measures or the full impact of the systemic risk, and concentration with a limited number of providers increases our exposure to outages and pricing changes. If any third-party system or cloud platform that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Failure of our systems or those of our third-party service providers may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds to be sought with respect to product fees, and/or material harm to our reputation and operating results. While certain of our businesses have experienced temporary disruptions, management has not identified any material impact on the Company from such disruptions to date.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In October 2025, our Board of Directors approved a share repurchase program, as announced on October 23, 2025, for the repurchase of up to $3,000.0 of our common stock. In April 2026, our Board of Directors approved an additional $3,000.0 in share repurchase authorization under the repurchase program, as announced on April 23, 2026. The repurchase program does not have a fixed expiration date, does not obligate the Company to acquire any specific number of shares, and may be suspended at any time at the Company’s discretion. Under the program, shares may be repurchased through open market purchases or privately negotiated transactions, including under repurchase plans complying with Rule 10b5-1 under the Exchange Act. There were no repurchases during the three months ended September 30, 2026. As of September 30, 2026, $2,775.9 remains available for repurchases under the program.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Roper Technologies, Inc.

/s/ L. Neil Hunn	President and Chief Executive Officer	November 2, 2026
L. Neil Hunn	(Principal Executive Officer)

/s/ Jason P. Conley	Executive Vice President and Chief Financial Officer	November 2, 2026
Jason P. Conley	(Principal Financial Officer)

/s/ Brandon Cross	Vice President and Chief Accounting Officer	November 2, 2026
Brandon Cross	(Principal Accounting Officer)